Form 10-Q
period 1999-03-31
PG&E CORP
filed 1999-05-17
CIK 1004980

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

Pacific Gas and Electric Company        PG&E Corporation
77 Beale Street                         One Market, Spear Tower
P.O. Box 770000                         Suite 2400
San Francisco, California 94177         San Francisco, California 94105
-----------------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)

Pacific Gas and Electric Company        PG&E Corporation
(415) 973-7000                          (415) 267-7000
-----------------------------------------------------------------------
            Registrant's telephone number, including area code

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

Common Stock Outstanding May 7, 1999:
PG&E Corporation                     383,567,880 shares
Pacific Gas and Electric Company     Wholly owned by PG&E Corporation

PG&E CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
TABLE OF CONTENTS

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         PG&E CORPORATION
            STATEMENT OF CONSOLIDATED INCOME........................1
            CONSOLIDATED BALANCE SHEET..............................2
            STATEMENT OF CONSOLIDATED CASH FLOWS ...................4
         PACIFIC GAS AND ELECTRIC COMPANY
            STATEMENT OF CONSOLIDATED INCOME........................5
            CONDSOLIDATED BALANCE SHEET.............................6
            STATEMENT OF CONSOLIDATED CASH FLOWS....................8
         NOTE 1:  GENERAL...........................................9
         NOTE 2:  CALIFORNIA ELECTRIC INDUSTRY RESTRUCTURING........9
         NOTE 3:  PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS..14
         NOTE 4:  ACQUISITIONS AND SALES...........................15
         NOTE 5:  UTILITY OBLIGATED MANDATORILY REDEEMABLE
                  PREFERRED SECURITIES OF TRUST HOLDING
                  SOLELY UTILITY SUBORDINATED DEBENTURES...........16
         NOTE 6:  COMMITMENTS AND CONTINGENCIES....................16
         NOTE 7:  SEGMENT INFORMATION..............................19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ....................21
         COMPETITIVE AND REGULATORY ENVIRONMENT....................22
            The Competitive Environment in the Evolving
            Energy Industry........................................22
            California Transition Plan.............................23
            New England Electricity Market.........................28
            Regulatory Matters.....................................29
         RESULTS OF OPERATIONS.....................................32
         LIQUIDITY AND FINANCIAL RESOURCES.........................35
         ENVIRONMENTAL MATTERS.....................................37
         YEAR 2000.................................................37
         PRICE RISK MANAGEMENT ACTIVITIES..........................39
         LEGAL MATTERS.............................................39
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.........................................40

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......41
ITEM 5.  OTHER INFORMATION.........................................44
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................44
SIGNATURE..........................................................46

PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
STATEMENT OF CONSOLIDATED INCOME
(in millions, except per share amounts)

Three months ended March 31,
                                                           1999                  1998
                                                        ---------            ---------
Operating Revenues
Utility                                                  $  2,085             $  2,025
Energy commodities and services                             3,172                2,328
                                                         --------             --------
Total operating revenues                                    5,257                4,353

Operating Expenses
Cost of energy for utility                                    655                  682
Cost of energy commodities and services                     2,921                2,156
Operating and maintenance, net                                798                  799
Depreciation, amortization and decommissioning                441                  253
                                                         --------             --------
Total operating expenses                                    4,815                3,890
                                                         --------             --------
Operating Income                                              442                  463
Interest expense, net                                         201                  197
Other income, net                                              21                   14
                                                         --------             --------
Income Before Income Taxes                                    262                  280
Income taxes                                                  106                  141
                                                         --------             --------
Net Income                                               $    156             $    139
                                                         ========             ========
Weighted Average Common Shares
Outstanding                                                   373                  381

Earnings Per Common Share, Basic                         $    .42             $    .36
Earnings Per Common Share, Diluted                       $    .37             $    .36

Dividends Declared Per Common Share                      $    .30             $    .30


The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEET (in millions)

Balance at                                                           March 31,      December 31,
                                                                       1999             1998
                                                                   ------------     ------------
ASSETS
Current Assets
Cash and cash equivalents                                             $    245        $    286
Short-term investments                                                      34              55
Accounts receivable
   Customers, net                                                        1,523           1,856
   Energy marketing                                                        644             507
Price Risk Management                                                    2,438           1,416
Inventories and prepayments                                                738             835
                                                                      --------        --------
Total current assets                                                     5,622           4,955
Property, Plant, and Equipment
Utility                                                                 24,282          23,996
Wholesale and retail unregulated business operations
   Electric generation                                                   1,957           1,967
   Gas transmission                                                      3,348           3,347
Construction work in progress                                              424             407
Other                                                                      159             127
                                                                      --------        --------
Total property, plant, and equipment (at original cost)                 30,170          29,844
Accumulated depreciation and decommissioning                           (12,307)        (12,026)
                                                                      --------        --------
Net property, plant, and equipment                                      17,863          17,818

Other Noncurrent Assets
Regulatory assets                                                        6,106           6,347
Nuclear decommissioning funds                                            1,194           1,172
Other                                                                    3,323           2,942
                                                                      --------        --------
Total noncurrent assets                                                 10,623          10,461
                                                                      --------        --------
TOTAL ASSETS                                                          $ 34,108        $ 33,234
                                                                      ========        ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEET (in millions)

Balance at                                                           March 31,      December 31,
                                                                       1999             1998
                                                                   ------------     ------------
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings                                                 $  1,805        $  1,644
Current portion of long-term debt                                          352             338
Current portion of rate reduction bonds                                    278             290
Accounts payable
   Trade creditors                                                         834           1,001
   Other                                                                   598             443
   Regulatory balancing accounts                                           291              79
   Energy marketing                                                        479             381
Accrued taxes                                                              326             103
Price risk management                                                    2,414           1,412
Other                                                                      910           1,064
                                                                      --------        --------
Total current liabilities                                                8,287           6,755

Noncurrent Liabilities
Long-term debt                                                           7,232           7,422
Rate reduction bonds                                                     2,247           2,321
Deferred income taxes                                                    3,694           3,861
Deferred tax credits                                                       272             283
Other                                                                    3,969           3,746
                                                                      --------        --------
Total noncurrent liabilities                                            17,414          17,633

Preferred Stock of Subsidiaries                                            480             480
Utility Obligated Mandatorily Redeemable Preferred Securities of
   Trust Holding Solely Utility Subordinated Debentures                    300             300
Common Stockholders' Equity
   Common stock                                                          5,379           5,862
   Reinvested earnings                                                   2,248           2,204
                                                                      --------        --------
Total common stockholders' equity                                        7,627           8,066
Commitments and Contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 34,108        $ 33,234
                                                                      ========        ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS (in millions)

For the three months ended March 31,                                 1999              1998
                                                                  ----------        ----------
Cash Flows From Operating Activities
Net income                                                        $     156         $     139
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and decommissioning                       441               253
   Deferred income taxes and tax credits-net                           (178)             (105)
   Other deferred charges and noncurrent liabilities                   (125)               30
Net effect of changes in operating assets
      and liabilities:
      Accounts receivable - trade                                       333                19
      Regulatory balancing accounts payable                             212               296
      Inventories and prepayments                                        97                78
      Price risk management assets and liabilities, net                 (20)                5
      Accounts payable - trade                                         (167)               20
      Accrued taxes                                                     223               257
      Other working capital                                             101              (147)
   Other-net                                                            (69)                7
                                                                  ---------         ---------
Net cash provided by operating activities                             1,004               852
                                                                  ---------         ---------

Cash Flows From Investing Activities
Capital expenditures                                                   (372)             (506)
Acquisitions and investments in unregulated projects                      -                (7)
Other-net                                                                17                (3)
                                                                  ---------         ---------
Net cash used by investing activities                                  (355)             (516)
                                                                  ---------         ---------

Cash Flows From Financing Activities
Net borrowings (repayments) under credit facilities                     161                32
Long-term debt issued                                                     -               158
Long-term debt matured, redeemed, or repurchased                       (283)             (400)
Preferred stock redeemed or repurchased                                   -                (7)
Common stock issued                                                      20                17
Common stock repurchased                                               (503)           (1,122)
Dividends paid                                                         (115)             (134)
Other-net                                                                 9               (14)
                                                                  ---------         ---------
Net cash used by financing activities                                  (711)           (1,470)
                                                                  ---------         ---------
Net Change in Cash and Cash Equivalents                                 (62)           (1,134)
Cash and Cash Equivalents at January 1                                  341             1,397
                                                                  ---------         ---------
Cash and Cash Equivalents at March 31                             $     279         $     263
                                                                  =========         =========

Supplemental disclosures of cash flow information
   Cash paid (refunded) for:
      Interest (net of amounts capitalized)                       $     148         $     141
      Income taxes-net                                                   (2)                1

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONSOLIDATED INCOME (in millions)

Three months ended March 31,
                                                                1999                1998
                                                             ---------           ---------
Electric utility                                             $  1,533            $  1,562
Gas utility                                                       552                 463
                                                             --------            --------
Total operating revenues                                        2,085               2,025

Operating Expenses
Cost of electric energy                                           409                 474
Cost of gas                                                       246                 208
Operating and maintenance, net                                    626                 698
Depreciation, amortization, and decommissioning                   382                 221
                                                             --------            --------
Total operating expenses                                        1,663               1,601
                                                             --------            --------
Operating Income                                                  422                 424
Interest expense, net                                             154                 162
Other income, net                                                  11                  37
                                                             --------            --------
Income Before Income Taxes                                        279                 299
Income taxes                                                      126                 144
                                                             --------            --------
Net Income                                                        153                 155

Preferred dividend requirement                                      6                   7
                                                             --------            --------

Income Available for Common Stock                            $    147            $    148
                                                             ========            ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (in millions)

Balance at
                                                                   March 31,      December 31,
                                                                     1999              1998
                                                                 ------------     -----------
ASSETS
Current Assets
Cash and cash equivalents                                         $      73         $     73
Short-term investments                                                   18               17
Accounts receivable
   Customers, net                                                     1,120            1,383
   Related parties                                                       13               14
Inventories
   Fuel oil and nuclear fuel                                            180              187
   Gas stored underground                                               102              130
   Materials and supplies                                               163              159
Prepayments                                                              27               50
                                                                  ---------        ---------
Total current assets                                                  1,696            2,013

Property, Plant, and Equipment
Electric                                                             17,141           16,924
Gas                                                                   7,141            7,072
Construction work in progress                                           246              273
                                                                  ---------        ---------
Total property, plant, and equipment (at original cost)              24,528           24,269
Accumulated depreciation and decommissioning                        (11,630)         (11,397)
                                                                  ---------        ---------
Net property, plant, and equipment                                   12,898           12,872

Other Noncurrent Assets
Regulatory assets                                                     6,050            6,288
Nuclear decommissioning funds                                         1,194            1,172
Other                                                                   617              605
                                                                   --------         --------
Total noncurrent assets                                               7,861            8,065
                                                                   --------         --------
TOTAL ASSETS                                                       $ 22,455         $ 22,950
                                                                   ========         ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET (in millions)

Balance at
                                                                   March 31,      December 31,
                                                                     1999              1998
                                                                 ------------     -----------
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings                                              $    926         $    668
Current portion of long-term debt                                       272              260
Current portion of rate reduction bonds                                 278              290
Accounts payable
   Trade creditors                                                      539              718
   Related parties                                                       58               60
   Regulatory balancing accounts                                        291               79
   Other                                                                385              374
Accrued taxes                                                           293                2
Other                                                                   484              561
                                                                   --------          -------
Total current liabilities                                             3,526            3,012

Noncurrent Liabilities
Long-term debt                                                        5,306            5,444
Rate reduction bonds                                                  2,247            2,321
Deferred income taxes                                                 2,877            3,060
Deferred tax credits                                                    272              283
Other                                                                 2,121            2,045
                                                                   --------          -------
Total noncurrent liabilities                                         12,823           13,153

Preferred Stock With Mandatory Redemption Provisions                    137              137
Company Obligated Mandatorily Redeemable Preferred Securities of
   Trust Holding Solely Utility Subordinated Debentures                 300              300
Stockholders' Equity
Preferred stock without mandatory redemption provisions
     Nonredeemable                                                      145              145
     Redeemable                                                         142              142
Common stock                                                          1,607            1,707
Additional paid in capital                                            1,971            2,094
Reinvested earnings                                                   1,804            2,260
                                                                   --------         --------
Total stockholders' equity                                            5,669            6,348
Commitments and Contingencies (Notes 2 and 6)                             -                -
                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 22,455         $ 22,950
                                                                   ========         ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS (in millions)

For the three months ended March 31,                                  1999              1998
                                                                  -----------       -----------
Cash Flows From Operating Activities
Net income                                                         $     153       $       155
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and decommissioning                       382               221
   Deferred income taxes and tax credits-net                            (194)             (114)
   Other deferred charges and noncurrent liabilities                      (4)              354
Net effect of changes in operating assets
      and liabilities:
      Accounts receivable                                                263              (255)
      Regulatory balancing accounts payable                              212               (26)
      Inventories and prepayments                                         54                42
      Accounts payable - trade                                          (179)               18
      Accrued taxes                                                      291               272
      Other working capital                                              117               (61)
    Other-net                                                             (2)                7
                                                                   ---------         ---------
Net cash provided by operating activities                              1,093               613
                                                                   ---------         ---------

Cash Flows From Investing Activities
Capital expenditures                                                    (304)             (331)
Other-net                                                                 18                (9)
                                                                   ---------         ---------
Net cash used by investing activities                                   (286)             (340)
                                                                   ---------         ---------

Cash Flows From Financing Activities
Net borrowings (repayments) under credit facilities                      258                 -
Long-term debt matured, redeemed, or repurchased                        (233)             (389)
Preferred stock redeemed                                                   -               (65)
Common stock repurchased                                                (725)             (800)
Dividends paid                                                          (106)             (123)
Other-net                                                                  -                (6)
                                                                   ---------         ---------
Net cash used by financing activities                                   (806)           (1,383)
                                                                   ---------         ---------
Net Change in Cash and Cash Equivalents                                    1            (1,110)
Cash and Cash Equivalents at January 1                                    90             1,223
                                                                   ---------         ---------
Cash and Cash Equivalents at March 31                               $     91         $     113
                                                                   =========         =========

Supplemental disclosures of cash flow information
   Cash paid (refunded) for:
      Interest (net of amounts capitalized)                         $     91          $      96
      Income taxes-net                                                    (3)                 -

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION AND PACIFIC GAS AND ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Basis of Presentation:
----------------------
This Quarterly Report on Form 10-Q is a combined report of PG&E Corporation and Pacific Gas and Electric Company (the Utility), a regulated subsidiary of PG&E Corporation. The Notes to Consolidated Financial Statements apply to both PG&E Corporation and the Utility. PG&E Corporation's consolidated financial statements include the accounts of PG&E Corporation and its wholly owned and controlled subsidiaries, including the Utility (collectively, the Corporation). The Utility's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries.

   The Utility's financial position and results of operations are the principal factors affecting the Corporation's consolidated financial position and results of operations. This quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1998 Annual Report on Form 10-K.

   PG&E Corporation and the Utility believe that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 1999 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

NOTE 2: CALIFORNIA ELECTRIC INDUSTRY RESTRUCTURING

In 1998, California became one of the first states in the country to implement an electric industry restructuring plan. California electric industry restructuring has two major components that impact the financial statements: the competitive market framework and the California transition plan, which are discussed below.

Competitive Market Framework:
-----------------------------
To create a competitive generation market, a Power Exchange (PX) and an Independent System Operator (ISO) began operating on March 31, 1998. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. Also during the transition period, the Utility is required to buy from the PX all electricity needed to provide service to retail customers that continue to choose the Utility as their electricity supplier. The ISO schedules delivery of electricity for all market participants to the transmission system. The Utility continues to own and maintain a portion of the transmission system, but the ISO controls the operation of the system.

   For the three months ended March 31, 1999, the cost of energy for the Utility, reflected on the Statement of Consolidated Income, is comprised of the cost of PX purchases, ancillary services (standby power and miscellaneous services) purchased from the ISO, cost of transmission, and the cost of Utility generation, net of sales to the PX as follows:

                                       For the three-
                                       months ended
                                       March 31, 1999
-----------------------------------------------------
(in millions)

Cost of fuel for electric generation       $ 371
Cost of purchases from the PX                152
Net cost of ancillary services               110
Proceeds from sales to the PX               (224)
                                          ------
Cost of electric energy                    $ 409

The Utility's cost of energy is recovered from retail customers under the terms of the restructuring plan.

California Transition Plan:
---------------------------
Market-based revenues determined by the market through sales to the PX may not be sufficient to recover (that is, to collect from customers) all of the Utility's generation costs. To allow California investor-owned utilities the opportunity to recover their transition costs (generation costs that would not be recovered through market-based revenues) and to ensure a smooth transition to a competitive market, the California Legislature developed a transition plan in the form of state legislation that was passed in 1996. The transition plan will remain in effect until the earlier of December 31, 2001, or when the Utility has recovered its authorized transition costs as determined by the California Public Utilities Commission (CPUC), with provisions that certain transition costs can be recovered after the transition period. At the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues. The transition plan contains three principal elements: (1) an electric rate freeze and rate reduction, (2) the recovery of transition costs, and (3) divestiture of utility-owned generation facilities. Each element is discussed below.

Rate Freeze and Rate Reduction:
-------------------------------
The first element of the transition plan is an electric rate freeze and an electric rate reduction. The Utility has held rates for its larger customers at 1996 levels, and it will hold their rates at that level until the end of the transition period. On January 1, 1998, the Utility reduced electric rates for its residential and small commercial customers by 10 percent from 1996 levels, and it will hold their rates at that level until the end of the transition period. Collectively, these actions are called a rate freeze.

   To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion of its transition costs with the proceeds of rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period.

   The frozen rates include a component for transition cost recovery. Transition costs are being recovered from all Utility distribution customers through a nonbypassable charge regardless of the customer's choice of electricity supplier. As the customer charge for transition costs is nonbypassable, the Utility believes that the availability of choice to its customers will not have a material impact on its ability to recover transition costs.

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, and rate reduction bond debt service. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competitive transition charge (CTC), which recovers the transition costs. These CTC revenues are subject to seasonal fluctuations in the Utility's sales volumes and certain other factors.

Transition Cost Recovery:
-------------------------
Transition costs consist of: (1) above-market sunk costs (sunk costs are costs associated with Utility-owned generation assets that are fixed and unavoidable and currently included in the Utility customers' electric rates) and future costs, such as costs related to removal of Utility-owned generation facilities, (2) costs associated with the Utility's long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods to be included in rates in subsequent periods.)

   Above-market sunk costs result when the book value of a facility is in excess of its market value. Conversely, below-market sunk costs result when the market value of a facility is in excess of its book value. The total amount of generation facility costs to be included as transition costs will be based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. A valuation of a Utility-owned generation facility where the market value exceeds the book value could result in a material charge to Utility earnings if the valuation of the facility is determined based upon any method other than a sale of the facility to a third party. This is because any excess of market value over book value would be used to reduce other transition costs.

   The Utility will not be able to determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until a market valuation process (appraisal, spin, sale, or other valuation method) is completed for each of its generation facilities. Several of these valuations occurred in 1997 and 1998, when the Utility agreed to sell seven of its electric generation plants to third parties. The market value of these facilities resulted in sales proceeds which exceeded the book value and therefore has reduced the amount of transition costs to be recovered. In addition, the Utility will request that the CPUC allow it to hire appraisers to set the value of its hydroelectric generation system. (See Generation Divestiture below.) The remainder of the valuation process is expected to be completed by December 31, 2001. Nuclear sunk costs were separately determined through a CPUC proceeding and were subject to a final verification audit. This audit was completed in August 1998, the results of which are currently under review.

   Costs associated with the Utility's long-term contracts to purchase electric power at above-market prices are included as transition costs. Over the remaining life of these contracts, the Utility estimates that it will purchase 322 million megawatt-hours of electric power. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. The contracts expire at various dates through 2028. The total amount of the above-market costs under long-term contracts will be based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. During the three months ended March 31, 1999, the average price paid per kilowatt hour (kWh) under the Utility's long-term contracts for electric power was 5.5 cents per kWh. The average cost of electric energy for energy purchased at market rates from the PX for the three months ended March 31, 1999, was 2.3 cents per kWh.

   Generation-related regulatory assets and obligations (net generation-related regulatory assets) are included as transition costs. At March 31, 1999, the Utility's generation-related net regulatory assets totaled $5.1 billion.

   Under the transition plan, most transition costs can be recovered until December 31, 2001. This recovery period is significantly shorter than the recovery period of the generation assets prior to restructuring and is referred to as accelerated recovery. Accordingly, the Utility is amortizing its transition costs, including most generation-related regulatory assets over the transition period. The CPUC believes that the transition plan reduces financial risks associated with recovery of all the Utility's generation assets, including the Diablo Canyon Nuclear Power Plant (Diablo Canyon) and the hydroelectric facilities. As a result, during the transition period, the Utility is receiving a reduced return on common equity for all of its generation assets, including those generation assets reclassified to regulatory assets. The reduced return on common equity is 6.77 percent.

   Certain costs can be included in a non-bypassable charge to distribution customers after the transition period. These costs include: (1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, and (3) unrecovered electric industry restructuring implementation costs. In addition, transition costs financed by the issuance of rate reduction bonds are expected to be recovered over the term of the bonds. If the recovery period ends before December 31, 2001 the Utility will be obligated to return a portion of the bond proceeds to customers. The exact amount and timing of such portion, if any, has not yet been determined. Further, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission our nuclear facility. During the rate freeze, this charge and the rate reduction bond debt service will not increase the Utility customers' electric rates. Excluding these exceptions, the Utility will write-off any transition costs not recovered during the transition period. In May 1999 the CPUC issued a decision approving a settlement agreement that provides for the recovery of approximately $100 million in electric industry restructuring implementation costs incurred in 1997 and 1998. This settlement will not have a material impact on the Utility's financial position or results of operations.

   Under the terms of the transition plan, revenues provided for the recovery of most non-nuclear transition costs are based upon the acceleration of such costs within the transition period. For nuclear transition costs, revenues provided for transition cost recovery are based on: (1) an established incremental cost incentive price per kWh generated by Diablo Canyon to recover certain ongoing costs and capital additions, and (2) the accelerated recovery of the investment in Diablo Canyon from a period ending in 2016 to a five-year period ending December 31, 2001.

   The Utility is amortizing its eligible transition costs, including generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the nonbypassable CTC. For the three months ended March 31, 1999, regulatory assets related to electric utility restructuring decreased by $247 million which reflects the recovery of eligible transition costs.

   During the transition period, the CPUC reviews the Utility's compliance with the accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. The CPUC is currently reviewing non-nuclear transition costs amortized during the first six months of 1998.

   In addition, in August 1998, an independent accounting firm retained by the CPUC completed its financial verification audit of the Utility's Diablo Canyon plant accounts at December 31, 1996. The audit resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. (Sunk costs are costs associated with Utility-owned generating facilities that are fixed and unavoidable and currently included in the Utility customers' electric rates.) The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, which questioned $200 million of the $3.3 billion sunk costs. The CPUC will review any proposed adjustments to Diablo Canyon's recoverable costs, which resulted from the report. At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

Generation Divestiture:
-----------------------
In 1998, the Utility completed the sale of three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and had a combined capacity of 2,645 megawatts (MW).

   In April 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and had a combined capacity of 3,065 MW.

   On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. As of March 31, 1999, these facilities had a combined book value of $245 million and had a combined capacity of 1,224 MW.

   The Utility will retain a liability for required environmental remediation related to all of its fossil-fueled generation and geothermal generation plants of any pre-closing soil or groundwater contamination at the plants it has or will sell. The Utility records its estimated liability for the retained environmental remediation obligation as part of the determination of the gain or loss on the sale of each plant.

   Any gains from the sale of the Utility-owned generation plants will be used to offset other transition costs. Likewise, any losses from the sale of Utility-owned generation plants are recoverable as transition costs. PG&E Corporation does not believe sales of any generation facilities to a third party will have a material impact on its results of operations.

   The Utility is currently evaluating its options related to its remaining non-nuclear generation facilities, primarily the hydroelectric generation system. In May 1998, the Utility notified the CPUC that it does not plan to retain the hydroelectric generation assets as part of the Utility. In December 1998, the Utility filed with the CPUC its proposed appraisal process for valuing its hydroelectric facilities. The Utility withdrew its proposal in March 1999 when the CPUC clarified that the process would only apply to retained assets. The Utility plans to file a new application with the CPUC to appraise its hydroelectric facilities and transfer them to a non-regulated affiliate. Meanwhile, several bills have been introduced in the California State Senate which address hydroelectric facilities valuation and divestiture issues.

   At March 31, 1999, the book value of the Utility's net investment in hydroelectric generation assets was approximately $1.3 billion. If the Utility decides to dispose of the hydroelectric generation assets by any method other than a sale of the assets to a third party, a material charge will result to the extent that the determined value of the assets exceeds their book value. The value of the hydroelectric assets is expected to exceed their book value by a material amount.

Financial Impact of Transition Plan:
------------------------------------
The Utility's ability to continue recovering its transition costs will be dependent on several factors, including: (1) the continued application of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC,
(3) the determined value of the remaining Utility-owned generation facilities, (4) future Utility sales levels, (5) future Utility fuel and operating costs, (6) the extent to which the Utility's authorized revenues to recover distribution costs are increased or decreased, and (7) the market price of electricity. Given the current evaluation of these factors, PG&E Corporation believes that the Utility will recover its transition costs under the terms of the approved transition plan. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material charge.


NOTE 3: PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

The following table is a summary of the contract or notional amounts and maturities of PG&E Corporation's contracts used for non-hedging activities related to commodity price risk management as of March 31, 1999. Short and long positions pertaining to derivative contracts used for hedging activities as of March 31, 1999, are immaterial.

                                                               Maximum
Natural Gas, Electricity,                Purchase      Sale    Term in
and Natural Gas Liquids Contracts        (Long)     (Short)     Years
----------------------------------------------------------------------
(billions of MMBtu equivalents (1))

Non-Hedging Activities

Swaps                                     3.83        3.65        8
Options                                   1.08        0.99        5
Futures                                   0.55        0.57        3
Forward Contracts                         2.62        2.67        9

(1) One MMBtu is equal to one million British thermal units. PG&E Corporation's electric power contracts, measured in megawatts, were converted to MMBtu equivalents using a conversion factor of 10 MMBtu's per 1 megawatt-hour. PG&E Corporation's natural gas liquids contracts were converted to MMBtu equivalents using an appropriate conversion factor for each type of natural gas liquids product.

   Volumes shown for swaps represent notional volumes that are used to calculate amounts due under the agreements and do not represent volumes exchanged. Moreover, notional amounts are indicative only of the volume of activity and are not a measure of market risk.

   The following table discloses the estimated fair values of price risk management assets and liabilities as of March 31, 1999. PG&E Corporation's net gains (losses) on swaps, options, futures, and forward contracts held during the quarter for non-hedging purposes were $133 million, $(6) million, $(42) million, and $(36) million, respectively. The ending and average fair values and associated carrying amounts of derivative contracts used for hedging purposes are not material as of March 31, 1999.

                                   Average           Ending
                                  Fair Value       Fair Value
-------------------------------------------------------------
(in millions)

Assets

Non-Hedging Activities

Swaps                               $1,211           $1,470
Options                                124               93
Futures                                338              525
Forward Contracts                      738              975
                                    ------           ------
   Total                            $2,411           $3,063

Noncurrent portion                                      625
Current portion                                      $2,438

Liabilities

Non-Hedging Activities

Swaps                               $1,116           $1,323
Options                                151              101
Futures                                379              573
Forward Contracts                      660              922
                                    ------           ------
   Total                            $2,306           $2,919

Noncurrent portion                                      505
Current portion                                      $2,414

   The credit exposure of the five largest counterparties comprised approximately $149 million of the total credit exposure associated with financial instruments used to manage price risk. Counterparties considered to be investment grade or higher comprise 56 percent of the total credit exposure.


NOTE 4: ACQUISITIONS AND SALES

In September 1998, PG&E Corporation, through its indirect subsidiary USGen New England, Inc., completed the acquisition of a portfolio of electric generating assets and power supply contracts from the New England Electric System (NEES). The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon a preliminary assessment of the fair values at the date of acquisition.

Including fuel and other inventories and transaction costs, PG&E Corporation's financing requirements for this acquisition were approximately $1.8 billion, funded through $1.3 billion of USGen debt and a $425 million equity contribution from PG&E Corporation. The net purchase price has been preliminarily allocated as follows: (1) electric generating assets of $2.3 billion classified as property, plant, and equipment; (2) receivable for support payments of $0.8 billion; and (3)contractual obligations of $1.3 billion classified as current liabilities and other noncurrent liabilities. The assets include hydroelectric, coal, oil, and natural gas generation facilities with a combined generating capacity of 4,000 MW. In addition, U.S. Generating Company (USGen) assumed 23 multi-year power-purchase agreements representing an additional 800 MW of production capacity. USGen entered into agreements with NEES as part of the acquisition, which: (1) provide that NEES shall make support payments over the next ten years to USGen for the purchase power agreements; and (2) require that USGen provide electricity to NEES under contracts that expire over the next six to eleven years.


NOTE 5: UTILITY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY UTILITY SUBORDINATED DEBENTURES

The Utility, through its wholly owned subsidiary, PG&E Capital I (Trust), has outstanding 12 million shares of 7.90 percent cumulative quarterly income preferred securities (QUIPS), with an aggregate liquidation value of $300 million. Concurrent with the issuance of the QUIPS, the Trust issued to the Utility 371,135 shares of common securities with an aggregate liquidation value of approximately $9 million. The only assets of the Trust are deferrable interest subordinated debentures issued by the Utility with a face value of approximately $309 million, an interest rate of 7.90 percent, and a maturity date of 2025.


NOTE 6: COMMITMENTS AND CONTINGENCIES

Nuclear Insurance:
------------------
The Utility has insurance coverage for property damage and business interruption losses as a member of Nuclear Electric Insurance Limited
(NEIL). Under this insurance, if a nuclear generating facility suffers a loss due to a prolonged accidental outage, the Utility may be subject to maximum retrospective assessments of $17 million (property damage) and $5 million (business interruption), in each case per policy period, in the event losses exceed the resources of NEIL.

   The Utility has purchased primary insurance of $200 million for public liability claims resulting from a nuclear incident. The Utility has secondary financial protection which provides an additional $9.5 billion in coverage, which is mandated by federal legislation. It provides for loss sharing among utilities owning nuclear generating facilities if a costly incident occurs. If a nuclear incident results in claims in excess of $200 million, then the Utility may be assessed up to $176 million per incident, with payments in each year limited to a maximum of $20 million per incident.

Environmental Remediation:
--------------------------
The Utility may be required to pay for environmental remediation at sites where the Utility has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. These sites include former manufactured gas plant sites, power plant sites, and sites used by the Utility for the storage or disposal of potentially hazardous materials. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances, even if the Utility did not deposit those substances on the site.

   The Utility records a liability when site assessments indicate remediation is probable and a range of reasonably likely cleanup costs can be estimated. The Utility reviews its remediation liability quarterly for each identified site. The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The remediation costs also reflect (1) current technology,
(2) enacted laws and regulations, (3) experience gained at similar sites, and (4) the probable level of involvement and financial condition of other potentially responsible parties. Unless there is a better estimate within this range of possible costs, the Utility records the lower end of this range.

   The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. A change in estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility had an accrued liability at March 31, 1999, of $297 million for hazardous waste remediation costs at identified sites, including divested fossil-fueled power plants.

   Environmental remediation at identified sites may be as much as $430 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated. The Utility estimated this upper limit of the range of costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for cleanup costs at additional sites or outcomes change.

   Of the $297 million liability, discussed above, the Utility has recovered $111 million and expects to recover $149 million in future rates.
Additionally, the Utility mitigates its costs by seeking recovery of its costs from insurance carriers and from other third parties as appropriate.

   Further, as discussed in Generation Divestiture above, the Utility will retain the pre-closing remediation liability associated with divested generation facilities.

   PG&E Corporation believes the ultimate outcome of these matters will not have a material impact on its or the Utility's financial position or results of operations.

Legal Matters:
--------------
Chromium Litigation:

Several civil suits are pending against the Utility in California state courts. The suits seek an unspecified amount of compensatory and punitive damages for alleged personal injuries and, in some cases, property damage, resulting from alleged exposure to chromium in the vicinity of the Utility's gas compressor stations at Hinkley, Kettleman, and Topock, California. Two of these suits on behalf of six individuals also name PG&E Corporation as a defendant. Currently, there are claims pending on behalf of approximately 1,700 individuals.

   The Utility is responding to the suits and asserting affirmative defenses. The Utility will pursue appropriate legal defenses, including statute of limitations or exclusivity of workers' compensation laws, and factual defenses, including lack of exposure to chromium and the inability of chromium to cause certain of the illnesses alleged.

   PG&E Corporation believes that the ultimate outcome of these matters will not have a material impact on its or the Utility's financial position or results of operations.

Texas Franchise Fee Litigation:

In connection with PG&E Corporation's acquisition of Valero Energy Corporation, now known as PG&E Gas Transmission Texas (PG&E GTT), PG&E GTT succeeded to the litigation described below.

   PG&E GTT and various of its affiliates are defendants in at least two class action suits and five separate suits filed by various Texas cities. Generally, these cities allege, among other things, that: (1) owners or operators of pipelines occupied city property and conducted pipeline operations without the cities' consent and without compensating the cities; and (2) the gas marketers failed to pay the cities for accessing and utilizing the pipelines located in the cities to flow gas under city streets. Plaintiffs also allege various other claims against the defendants for failure to secure the cities' consent. Damages are not quantified.

   In 1998, a jury trial was held in the separate suit brought by the City of Edinburg (the City). This suit involved, among other things, a particular franchise agreement entered into by a former subsidiary of PG&E GTT (now owned by Southern Union Gas Company (SU)) and the City and certain conduct of the defendants.

   On December 1, 1998, based on the jury verdict, the court entered a judgment in the City's favor, and awarded damages of $5.3 million, and attorneys' fees of up to $3.5 million plus interest. The court found that various PG&E GTT and SU defendants were jointly and severally liable for $3.3 million of the damages and all the attorneys' fees. Certain PG&E GTT subsidiaries were found solely liable for $1.4 million of the damages. The court did not clearly indicate the extent to which the PG&E GTT defendants could be found liable for the remaining damages. The PG&E GTT defendants are in the process of appealing the judgment.

   PG&E Corporation believes that the ultimate outcome of these matters could have a material adverse impact on its financial position or its results of operations.

The Utility's 1999 General Rate Case (GRC):
-------------------------------------------
In December 1997, the Utility filed its 1999 GRC application with the CPUC. During the GRC process, the CPUC examines the Utility's distribution costs to determine the amount the Utility can charge customers. The Utility has requested distribution revenue increases to maintain and improve gas and electric distribution reliability, safety, and customer service. The requested revenues, as updated, include an increase of $445 million in electric base revenues and an increase of $377 million in gas base revenues over authorized 1998 revenues. The Office of Ratepayer Advocates (ORA) branch of the CPUC has recommended a decrease of $80 million in electric revenues and an increase of $104 million in gas base revenues. However, recommendations by the ORA do not represent the positions of the CPUC.

   In December 1998, the CPUC issued a decision on interim rate relief in the GRC. The decision granted the Utility's request to increase its electric revenues by $445 million and its gas revenues by $377 million on an interim basis pending a decision in the GRC. The decision allows the Utility to reflect the revenue increases, resulting from the Utility request, in regulatory assets recorded under regulatory adjustment mechanisms approved by the CPUC. The decision does not increase any electric or gas rates billed to customers on an interim basis.

   Due to a delay in the issuance of a decision in the Utility's GRC, the Utility's first quarter earnings are based on the authorized amount of revenues in effect during 1998 and do not include any portion of the requested revenue increase. When a final decision in the GRC is issued by the CPUC, the Utility's regulatory assets and net income will be adjusted to reflect any differences between the amount of revenues currently being recognized and the amount approved in the final decision. Any such adjustment could have a material impact on the Utility's and PG&E Corporation's results of operations.


NOTE 7: SEGMENT INFORMATION

PG&E Corporation's reportable operating segments provide different products and services and are subject to different forms of regulation or jurisdictions. PG&E Corporation's reportable segments are described below.

   Utility: PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company, provides natural gas and electric service to one of every 20 Americans.

   Wholesale Unregulated Business Operations: PG&E Corporation's wholesale unregulated business operations consist of USGen which develops, builds, operates, owns, and manages power generation facilities that serve wholesale and industrial customers; PG&E Gas Transmission (PG&E GT) which operates approximately 9,000 miles of natural gas pipelines, natural gas storage facilities, and natural gas processing plants in the Pacific Northwest (PG&E GT NW) and Texas; and PG&E Energy Trading (PG&E ET) which purchases and resells energy commodities and related financial instruments in major North American markets, serving PG&E Corporation's other unregulated businesses, unaffiliated utilities, and large end-use customers.

   Retail Unregulated Business Operations: PG&E Corporation's retail unregulated business operations consist of PG&E Energy Services (PG&E ES) which provides competitively priced electricity, natural gas, and related services to lower overall energy costs for industrial, commercial, and institutional customers.

   Segment information for the three months ended March 31, 1999 and 1998, respectively, was as follows:

                                              Wholesale              Retail
                                  ---------------------------------  -------
                                              PG&E GT
                                          ---------------
                                                                             Parent
                                                                             & Elimi-
                        Utility   USGen     NW      Texas   PG&E ET  PG&E ES nations(1) Total
                        -------  -------  -------  -------  -------  -------  -------  -------
(in millions)

March 31, 1999
Operating revenues     $ 2,083   $  288   $   46   $  313   $2,396   $  131  $    -    $ 5,257
Intersegment revenues        2        1       12       44      235        4    (298)         -
                       -------  -------  -------  -------  -------  -------  -------   -------
Total operating
   revenues              2,085      289       58      357    2,631      135    (298)     5,257

Net income                 147       32       15      (24)      (3)      (8)     (3)       156

Total assets at
   quarter end          22,455    3,831    1,165    2,643    4,014      186    (186)    34,108

March 31, 1998

Operating revenues     $ 2,025   $   84   $   48   $  433   $1,717   $   43  $    3    $ 4,353
Intersegment revenues        -        -       13       82       60        -    (155)         -
                       -------  -------  -------  -------  -------  -------  -------   -------
Total operating
   revenues              2,025       84       61      515    1,777       43    (152)     4,353

Net income                 148        9       15      (10)      (1)     (11)    (11)       139

Total assets at
   quarter end          24,054    1,167    1,156    2,749    1,139       63    (992)    29,336

(1)  Net income on intercompany positions recognized by segments using mark to market accounting is eliminated.  Intercompany transactions are also eliminated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PG&E Corporation (the Corporation) is an energy-based holding company headquartered in San Francisco, California. PG&E Corporation's businesses provide energy services throughout North America. PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company (the Utility), provides natural gas and electric service to one of every 20 Americans. PG&E Corporation's four unregulated businesses provide a wide range of energy products and services through its wholesale and retail unregulated business operations.

   PG&E Corporation's wholesale unregulated business operations consist of U.S. Generating Company (USGen) which develops, builds, operates, owns, and manages power generation facilities that serve wholesale and industrial customers; PG&E Gas Transmission (PG&E GT) which operates approximately 9,000 miles of natural gas pipelines, natural gas storage facilities, and natural gas processing plants in the Pacific Northwest (PG&E GT NW) and Texas (PG&E GTT); and PG&E Energy Trading (PG&E ET) which purchases and resells energy commodities and related financial instruments in major North American markets, serving PG&E Corporation's other unregulated businesses, unaffiliated utilities, and large end-use customers.

   PG&E Corporation's retail unregulated business operations consist of PG&E Energy Services (PG&E ES) which provides competitively priced electricity, natural gas, and related services to lower overall energy costs for industrial, commercial, and institutional customers.

   This is a combined Quarterly Report on Form 10-Q of PG&E Corporation and Pacific Gas and Electric Company. It includes separate consolidated financial statements for each entity. The consolidated financial statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's other wholly owned and controlled subsidiaries. The consolidated financial statements of the Utility reflect the accounts of the Utility and its wholly owned subsidiaries. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1998 Annual Report on Form 10-K.

   This combined Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions.

   Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:
- the pace and extent of the ongoing restructuring of the electric and gas industries across the United States;
- the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring;
- any changes in the amount the Utility is allowed to collect (recover) from its customers for certain costs which prove to be uneconomic under the new competitive market (called transition costs) in accordance with the Utility's plan for recovering those costs;
- the successful integration and performance of our recently acquired assets;

- our ability to successfully compete outside our traditional regulated markets;
- internal and external Year 2000 software and hardware issues;
- the outcome of ongoing regulatory proceedings, including: the Utility's cost of capital proceeding; the Utility's 1999 general rate case; the Utility's proposal to adopt performance based ratemaking (PBR); and the Utility's transmission rate case applications;
- fluctuations in commodity gas and electric prices and our ability to successfully manage such price fluctuations; and
- the pace and extent of competition in the California generation market and its impact on the Utility's costs and resulting collection of transition costs.

   Although the ultimate impacts of the above factors are uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect. Each of these factors is discussed in greater detail in this MD&A.

   In this MD&A, we first discuss our competitive and regulatory environment. We then discuss earnings and changes in our results of operations for the quarters ended March 31, 1999 and 1998. Finally, we discuss liquidity and financial resources, various uncertainties that could affect future earnings, and our risk management activities. Our MD&A applies to both PG&E Corporation and the Utility.

Competitive and Regulatory Environment

This section provides a discussion of the competitive environment in the evolving energy industry, the California transition plans, the New England electricity market, and regulatory matters.

The Competitive Environment in the Evolving Energy Industry
-----------------------------------------------------------
Historically, energy utilities operated as regulated monopolies within specific service territories where they were essentially the sole suppliers of natural gas and electricity services. Under this model, the energy utilities owned and operated all of the businesses necessary to procure, generate, transport, and distribute energy. These services were priced on a combined (bundled) basis, with rates charged by the energy companies designed to include all of the costs of providing these services. Now, energy utilities face intensifying pressures to make competitive those activities that are not natural monopoly services. The most significant of these services are electricity generation and natural gas supply.

   The driving forces behind these competitive pressures are customers who believe they can obtain energy at lower unit prices and competitors who want access to those customers. Regulators and legislators are responding to those customers and competitors by providing more competition in the energy industry. Regulators and legislators are requiring utilities to "unbundle" rates (separate their various energy services and the prices of those services). This allows customers to compare unit prices of the Utility and other providers when selecting their energy service provider.

   In the natural gas industry, Federal Energy Regulatory Commission (FERC) Order 636 required interstate pipeline companies to divide their services into separate gas commodity sales, transportation, and storage services. Under Order 636, interstate gas pipelines must provide transportation service regardless of whether the customer (typically a local gas distribution company) buys the gas commodity from the pipeline.

   In the electric industry, the Public Utilities Regulatory Policies Act of 1978 specifically provided that unregulated companies could become wholesale generators of electricity and that utilities were required to purchase and use power generated by these unregulated companies in meeting their customers' needs. The National Energy Policy Act of 1992 was designed to increase competition in the wholesale unregulated generation market by requiring access to electric utility transmission systems by all wholesale unregulated generators, sellers, and buyers of electricity. Now, an increasing number of states throughout the country have either implemented plans or are considering proposals to separate the generation from the transmission and distribution of electricity through some form of electric industry restructuring.

   To date, the states, not the federal government, have taken the initiative on electric industry restructuring at the retail level. While at least five bills mandating deregulation of the electric industry were introduced in the U.S. Congress over the past two years, none have been passed. As a result, the pace, extent, and methods for restructuring the electric industry vary widely throughout the country. For instance, as of March 31, 1999, eighteen states have enacted electric industry restructuring legislation, including California, Illinois, Pennsylvania, New Jersey, Massachusetts, Rhode Island, and Connecticut. Other states, including Texas, Ohio, and Oregon, are seriously considering restructuring proposals. There are also some states that have passed legislation precluding or significantly slowing down deregulation. Differences in how individual states view electric industry restructuring often relate to the existing unit cost of energy supplies within each state. Generally, states having higher energy unit costs are moving more quickly to deregulate energy supply markets.

   Implementation of our national energy strategy depends, in part, upon the opening of energy markets to provide customer choice of supplier. Undue delays by states or federal legislation to deregulate the electric generation and natural gas supply business could impact the pace of growth of our retail unregulated business operations.

California Transition Plan
--------------------------
The Electric Business:

In 1998, California became one of the first states in the country to implement an electric industry restructuring plan. Today, many Californians may choose to purchase their electricity from investor-owned utilities such as Pacific Gas and Electric Company, or unregulated retail electricity suppliers (for example, marketers, including PG&E Energy Services, brokers, and aggregators). The restructuring plan contemplates that the investor-owned utilities, including the Utility, will continue to provide distribution services to substantially all customers within their service territories, including providing electricity to customers who choose not to be served by another service provider. California electric industry restructuring has two major components: (1) the competitive market frame-work, and (2) the electric transition plan, which are discussed below.

Competitive Market Framework: To create a competitive generation market, a Power Exchange (PX) and an Independent System Operator (ISO) began operating on March 31, 1998. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. Also during the transition period, the Utility is required to buy from the PX all electricity needed to provide service to retail customers that continue to choose the Utility as their electricity supplier. The ISO schedules delivery of electricity for all market participants to the transmission system. The Utility continues to own and maintain a portion of the transmission system, but the ISO controls the operation of the system.

   During 1998 and 1999, the Utility continued its efforts to develop and implement changes to its business processes and systems, including the customer information and billing system, to accommodate electric industry restructuring. To the extent that the Utility is unable to develop and implement such changes in a successful and timely manner, there could be an adverse impact on the Utility's or PG&E Corporation's future results of operations.

Electric Transition Plan: Market-based revenues, determined by the market through sales to the PX, may not be sufficient to recover (that is, to collect from customers) all of the Utility's generation costs. To allow California investor-owned utilities the opportunity to recover their tran-sition costs (generation costs that would not be recovered through market-based revenues) and to ensure a smooth transition to a competitive market, the California Legislature developed a transition plan in the form of state legislation that was passed in 1996. The transition plan will remain in effect until the earlier of December 31, 2001, or when the Utility has recovered its authorized transition costs as determined by the California Public Utilities Commission (CPUC), with provisions that certain transition costs can be recovered after the transition period. At the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues. The transition plan contains three principal elements: (1) an electric rate freeze and rate reduction, (2) the recovery of transition costs, and (3) divestiture of utility-owned generation facilities. Each element is discussed below.

Rate Freeze and Rate Reduction: The first element of the transition plan is an electric rate freeze and an electric rate reduction. The Utility has held rates for its larger customers at 1996 levels, and it will hold their rates at that level until the end of the transition period. On January 1, 1998, the Utility reduced electric rates for its residential and small commercial customers by 10 percent from 1996 levels, and it will hold their rates at that level until the end of the transition period. Collectively, these actions are called a rate freeze.

   To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion of its transition costs with the proceeds of rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period.

   The frozen rates include a component for transition cost recovery. Transition costs are being recovered from all Utility distribution customers through a nonbypassable charge regardless of the customer's choice of electricity supplier. As the customer charge for transition costs is nonbypassable, the Utility believes that the availability of choice to its customers will not have a material impact on its ability to recover transition costs.

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, and rate reduction bond debt service. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competitive transition charge (CTC), which recovers the transition costs. These CTC revenues are subject to seasonal fluctuations in the Utility's sales volumes and certain other factors.

Transition Cost Recovery: Transition costs consist of: (1) above-market sunk costs (sunk costs are costs associated with Utility-owned generation assets that are fixed and unavoidable and currently included in the Utility customers' electric rates) and future costs, such as costs related to removal of Utility-owned generation facilities, (2) costs associated with the Utility's long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods to be included in rates in subsequent periods.)

   Above-market sunk costs result when the book value of a facility is in excess of its market value. Conversely, below-market sunk costs result when the market value of a facility is in excess of its book value. The total amount of generation facility costs to be included as transition costs will be based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. A valuation of a Utility-owned generation facility where the market value exceeds the book value could result in a material charge to Utility earnings if the valuation of the facility is determined based upon any method other than a sale of the facility to a third party. This is because any excess of market value over book value would be used to reduce other transition costs.

   The Utility will not be able to determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until a market valuation process (appraisal, spin, sale, or other valuation method) is completed for each of its generation facilities. Several of these valuations occurred in 1997 and 1998, when the Utility agreed to sell seven of its electric generation plants to third parties. The market value of these facilities resulted in sales proceeds which exceeded the book value and therefore has reduced the amount of transition costs to be recovered. In addition, the Utility will request that the CPUC allow it to hire appraisers to set the value of its hydroelectric generation system. (See Generation Divestiture below.) The remainder of the valuation process is expected to be completed by December 31, 2001. Nuclear sunk costs were separately determined through a CPUC proceeding and were subject to a final verification audit. This audit was completed in August 1998, the results of which are currently under review. (See Regulatory Matters below for further details.)

   Costs associated with the Utility's long-term contracts to purchase electric power at above-market prices are included as transition costs. Over the remaining life of these contracts, the Utility estimates that it will purchase 322 million megawatt-hours of electric power. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. The contracts expire at various dates through 2028. The total amount of the above-market costs under long-term contracts will be based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. During the three months ended March 31, 1999, the average price paid per kilowatt-hour (kWh) under the Utility's long-term contracts for electric power was 5.5 cents per kWh. The average cost of electric energy for energy purchased at market rates from the PX for the three months ended March 31, 1999, was 2.3 cents per kWh.

   Generation-related regulatory assets and obligations (net generation-related regulatory assets) are included as transition costs. At March 31, 1999, the Utility's generation-related net regulatory assets totaled $5.1 billion.

   Under the transition plan, most transition costs can be recovered until December 31, 2001. This recovery period is significantly shorter than the recovery period of the generation assets prior to restructuring and is referred to as accelerated recovery. Accordingly, the Utility is amortizing its transition costs, including most generation-related regulatory assets over the transition period. The CPUC believes that the transition plan reduces financial risks associated with recovery of all the Utility's generation assets, including the Diablo Canyon Nuclear Power Plant (Diablo Canyon) and the hydroelectric facilities. As a result, during the transition period, the Utility is receiving a reduced return on common equity for all of its generation assets, including those generation assets reclassified to regulatory assets. The reduced return on common equity is 6.77 percent.

   Certain costs can be included in a non-bypassable charge to distribution customers after the transition period. These costs include: (1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, and (3) unrecovered electric industry restructuring implementation costs. In addition, transition costs financed by the issuance of rate reduction bonds are expected to be recovered over the term of the bonds. If the recovery period ends before December 31, 2001 the Utility will be obligated to return a portion of the bond proceeds to customers. The exact amount and timing of such portion, if any, has not yet been determined. Further, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission our nuclear facility. During the rate freeze, this charge and the rate reduction bond debt service will not increase the Utility customers' electric rates. Excluding these exceptions, the Utility will write-off any transition costs not recovered during the transition period. In May 1999 the CPUC issued a decision approving a settlement agreement that provides for the recovery of approximately $100 million in electric industry restructuring implementation costs incurred in 1997 and 1998.
This settlement will not have a material impact on the Utility's financial position or results of operations.

   Under the terms of the transition plan, revenues provided for the recovery of most non-nuclear transition costs are based upon the acceleration of such costs within the transition period. For nuclear transition costs, revenues provided for transition cost recovery are based on: (1) an established incremental cost incentive price per kWh generated by Diablo Canyon to recover certain ongoing costs and capital additions, and (2) the accelerated recovery of the investment in Diablo Canyon from a period ending in 2016 to a five-year period ending December 31, 2001.

   The Utility is amortizing its eligible transition costs, including generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the nonbypassable CTC. For the three months ended March 31, 1999, regulatory assets related to electric utility restructuring decreased by $247 million which reflects the recovery of eligible transition costs.

   During the transition period, the CPUC reviews the Utility's compliance with the accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. The CPUC is currently reviewing non-nuclear transition costs amortized during the first six months of 1998.

Generation Divestiture: In 1998, the Utility completed the sale of three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and had a combined capacity of 2,645 megawatts (MW).

   In April 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and had a combined capacity of 3,065 MW.

   On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. As of March 31, 1999, these facilities had a combined book value of $245 million and had a combined capacity of 1,224 MW.

   The Utility will retain a liability for required environmental remediation related to all of its fossil-fueled generation and geothermal generation plants of any pre-closing soil or groundwater contamination at the plants it has or will sell. The Utility records its estimated liability for the retained environmental remediation obligation as part of the determination of the gain or loss on the sale of each plant.

   Any gains from the sale of the Utility-owned generation plants will be used to offset other transition costs. Likewise, any losses from the sale of Utility-owned generation plants are recoverable as transition costs. PG&E Corporation does not believe sales of any generation facilities to a third party will have a material impact on its results of operations.

   The Utility is currently evaluating its options related to its remaining non-nuclear generation facilities, primarily the hydroelectric generation system. In May 1998, the Utility notified the CPUC that it does not plan to retain the hydroelectric generation assets as part of the Utility. In December 1998, the Utility filed with the CPUC its proposed appraisal process for valuing its hydroelectric facilities. The Utility withdrew its proposal in March 1999 when the CPUC clarified that the process would only apply to retained assets. The Utility plans to file a new application with the CPUC to appraise its hydroelectric facilities and transfer them to a non-regulated affiliate. Meanwhile, several bills have been introduced in the California State Senate which address hydroelectric facilities valuation and divestiture issues.

   At March 31, 1999, the book value of the Utility's net investment in hydroelectric generation assets was approximately $1.3 billion. If the Utility decides to dispose of the hydroelectric generation assets by any method other than a sale of the assets to a third party, a material charge will result to the extent that the determined value of the assets exceeds their book value. The value of the hydroelectric assets is expected to exceed their book value by a material amount.

Financial Impact: The Utility's ability to continue recovering its transition costs will be dependent on several factors including: (1) the continued application of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC, (3) the determined value of the remaining Utility-owned generation facilities, (4) future Utility sales levels, (5) future Utility fuel and operating costs, (6) the extent to which the Utility's authorized revenues to recover distribution costs are increased or decreased (see Regulatory Matters), and (7) the market price of electricity. Given our current evaluation of these factors we believe that the Utility will recover its transition costs under the terms of the approved transition plan. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material charge.

The Gas Business:

Restructuring of the natural gas industry on both the national and the state level has given choices to California utility customers to meet their gas supply needs. The Gas Accord Settlement (Accord), a multi-party settlement approved by the CPUC in 1997, continues the process of restructuring the gas industry in California. The Accord was implemented in March 1998, and has four principal elements:

1. The Accord separates or "unbundles" the rates for the Utility's gas transportation system. The Utility now offers transmission, distribution, and storage services as separate and distinct services to its noncore customers. Unbundling gives these customers the opportunity to select from a menu of services offered by the Utility and enables them to pay only for the services that they use. Unbundling also makes access to the transmission system possible for all gas marketers and shippers, as well as noncore end-users. As a result, the Accord makes the Utility's transmission system more accessible to a greater number of customers.

2. The Accord increases the opportunity for the Utility's core customers to select the commodity gas supplier of their choice. Greater customer choice increases competition among suppliers providing gas to core customers and reduces the Utility's role in purchasing gas for such customers. Despite these changes, the Utility continues to purchase gas as a regulated supplier for those who request it, serving a majority of core customers in its service territory.

3. The Accord changes the way in which the Utility's costs of purchasing gas for core customers through 2002 are regulated. The Accord replaces CPUC reasonableness reviews with the core procurement incentive mechanism
(CPIM), a form of incentive ratemaking that provides the Utility a direct financial incentive to procure gas and transportation services at the lowest reasonable costs by comparing all procurement costs to an aggregate market-based benchmark. If costs fall within a range (tolerance band) around the benchmark, costs are considered reasonable and fully recoverable from ratepayers. If procurement costs fall outside the tolerance band, ratepayers and shareholders share savings or costs, respectively.

4. The Accord settled various regulatory issues involving the Utility and various other parties. Resolution of these issues did not have a material adverse impact on the Utility's or our financial position or results of operations.

   The Accord also establishes gas transmission rates within California for the period from March 1998 through December 2002 for the Utility's core and noncore customers and eliminates regulatory protection for variations in sales volumes for noncore transmission revenues. As a result, the Utility is at risk for variations between actual and forecasted noncore transmission throughput volumes. However, we do not expect these variations to have a material adverse impact on the Utility's or our financial position or results of operations.

   Rates for gas distribution services will continue to be set by the CPUC and designed to provide the Utility an opportunity to recover its costs of service and include a return on its investment. The regulatory mechanisms for setting gas distribution rates are discussed below under Regulatory Matters.

New England Electricity Market:
-------------------------------
Three New England states where our unregulated businesses operate electric generation facilities (Massachusetts, New Hampshire, and Rhode Island) were, like California, among the first states in the country to introduce electric industry restructuring. Connecticut also has passed electric industry restructuring legislation. As a result of this restructuring and certain other regulatory initiatives, the wholesale unregulated electricity market in New England features a bid-based market and an ISO.

   In September 1998, PG&E Corporation, through its indirect subsidiary USGen New England, Inc., completed the acquisition of a portfolio of electric generation assets and power supply contracts from New England Electric System (NEES). The purchased assets include hydroelectric, coal, oil, and natural gas generation facilities with a combined generating capacity of about 4,000 MW.

   Including fuel and other inventories and transaction costs, the financing requirements for this transaction were approximately $1.8 billion, funded through $1.3 billion of USGen debt and a $425 million equity contribution from PG&E Corporation. The net purchase price has been allocated as follows: (1) electric generating assets of $2.3 billion, (2) receivable for support payments of $0.8 billion, and (3) out of market contractual obligations of $1.3 billion, relating to acquired power purchase agreements, gas agreements and standard offer agreements.

   As part of the New England electric industry restructuring, the local utility companies providing service to retail customers were required to offer Standard Offer Service (SOS) to their customers. Retail customers may select alternative suppliers at any time. The SOS is intended to provide customers with a price benefit (the commodity electric price offered to the retail customer is expected to be less than the market price) for the first several years, followed by a price disincentive that is intended to stimulate the retail market.

   Retail customers may continue to receive SOS through June 30, 2002, in New Hampshire (subject to early termination on December 31, 2000, at the discretion of the New Hampshire Public Service Commission), through December 31, 2004, in Massachusetts, and through December 31, 2009, in Rhode Island. However, if any customers elect to have their electricity provided by an alternate supplier, they are precluded from going back to the SOS.

   In connection with the purchase of the generation assets, we entered into agreements to supply the electric capacity and energy requirements necessary for NEES to meet its SOS obligations. NEES is responsible for passing on to us the revenues generated from the SOS. USGen New England, Inc., is currently serving the SOS electric capacity and energy requirements for NEES, except for New Hampshire's SOS. On March 1, 1999, Constellation Power Source, Inc., assumed this component of the SOS upon winning a competitive bidding solicitation.

   Like California utilities, the New England utilities entered into agreements with unregulated companies to provide energy and capacity at prices which are anticipated to be in excess of market prices. We assumed NEES' contractual rights and duties under several of these power-purchase agreements, which in aggregate provide for 800 MW of capacity. However, NEES will make support payments to us toward the cost of these agreements. The support payments by NEES total $1.1 billion in the aggregate (undiscounted) and are due in monthly installments from September 1998 through January 2008. In certain circumstances, with our consent, NEES may make a full or partial lump sum accelerated payment.

   Initially, approximately 90 percent of the acquired operating capacity, including capacity and energy generated by other companies and provided to us under power-purchase agreements, is dedicated to providing services to customers receiving SOS.

Regulatory Matters:
-------------------
The Utility is the only subsidiary with significant regulatory activity at this time. Items affecting future Utility authorized revenues include: the 1999 general rate case, the 1999 cost of capital proceeding, the distribution performance based ratemaking application, electric transmission, the CPUC's gas strategy order instituting rulemaking, and the Diablo Canyon sunk costs audit. These items are discussed below. Any requested change in authorized revenues resulting from any of these proceedings would not impact the Utility's customer electric rates through the transition period because these rates are frozen in accordance with the electric transition plan. However, the amount of remaining revenues providing for the recovery of transition costs would be affected.

The Utility's 1999 General Rate Case (GRC):

In December 1997, the Utility filed its 1999 GRC application with the CPUC. During the GRC process, the CPUC examines the Utility's distribution costs to determine the amount the Utility can charge customers. The Utility has requested distribution revenue increases to maintain and improve gas and electric distribution reliability, safety, and customer service. The requested revenues, as updated, include an increase of $445 million in electric base revenues and an increase of $377 million in gas base revenues over authorized 1998 revenues. The Office of Ratepayer Advocates (ORA) branch of the CPUC has recommended a decrease of $80 million in electric revenues and an increase of $104 million in gas base revenues. However, recommendations by the ORA do not represent the positions of the CPUC.

   In December 1998, the CPUC issued a decision on interim rate relief in the GRC. The decision granted the Utility's request to increase its electric revenues by $445 million and its gas revenues by $377 million on an interim basis pending a decision in the GRC. The decision allows the Utility to reflect the revenue increases, resulting from the Utility request, in regulatory assets recorded under regulatory adjustment mechanisms approved by the CPUC. The decision does not increase any electric or gas rates billed to customers on an interim basis.

   Due to a delay in the issuance of a decision in the Utility's GRC, the Utility's first quarter earnings are based on the authorized amount of revenues in effect during 1998 and do not include any portion of the requested revenue increase. When a final decision in the GRC is issued by the CPUC, the Utility's regulatory assets and net income will be adjusted to reflect any differences between the amount of revenues currently being recognized and the amount approved in the final decision. Any such adjustment could have a material impact on the Utility's and PG&E Corporation's results of operations.

The Utility's 1999 Cost of Capital Proceeding:

The Utility filed its 1999 cost of capital application with the CPUC in May 1998. The Utility requested a return on equity (ROE) of 12.10 percent and an overall return on rate base of 9.53 percent for its electric and gas distribution assets, as opposed to its currently adopted 1998 bundled ROE of 11.20 percent and overall return of 9.17 percent.

   On March 23, 1999, an Administrative Law Judge (ALJ) of the CPUC issued a proposed decision which recommends a ROE of 10.60 percent for the Utility's electric distribution and gas distribution assets, and an overall return on rate base of 8.75 percent in 1999. Also, on May 13, 1999, a CPUC Commissioner issued an alternative proposed decision which recommends a ROE of 10.80 percent for the Utility's electric distribution and gas distribution assets, and an overall return on rate base of 8.84 percent in 1999. Neither of the proposed decisions recommends any change to the currently authorized utility capital structure of 46.20 percent long-term debt, 5.80 percent preferred stock, and 48 percent common equity.

Both proposed decisions provide that the changes would be retroactive to January 1, 1999. The proposed decisions are subject to change prior to the final vote of the CPUC. The CPUC may adopt all or part of a proposed decision as written, amend, or modify it, or set it aside and prepare its own decision.

Other parties, notably the CPUC's ORA, had recommended lower rates of return than those requested by the Utility. The table below shows the current authorized rates, the requested rates, ORA's recommended rates, and the ALJ's proposed rates:

                     1998         1999         1999 ORA         1999 ALJ
                  Authorized    Requested    Recommendation     Proposed
---------------------------------------------------------------------------

Long-term debt       7.36%         7.24%          7.19%           7.09%
Preferred stock      6.65%         6.50%          6.50%           6.55%
Common stock (ROE)  11.20%        12.10%          8.64% (1)      10.60% (2)

Overall Return
  on Rate Base (3)   9.17%         9.53%          7.85%           8.75%

(1) For electric distribution only. ORA recommended a return on common equity of 9.32 percent and an overall return on utility rate base of 8.17 percent for the Utility's gas distribution operations.

(2)  For both electric and gas distribution.

(3) Based upon a Utility capital structure of 46.2 percent long-term debt,
5.8 percent preferred stock, and 48 percent common equity.

By itself, the ALJ's proposed decision would reduce the Utility's base revenues in 1999, as compared to 1998, by $35.4 million and $12.3 million for electric and gas distribution, respectively, based on the current authorized rate base. However, the total change in the Utility's base revenues in 1999 will be determined by a combination of the final outcomes of the cost of capital proceeding, the GRC proceeding, and other CPUC proceedings. In light of the current rate freeze, decreases in base revenues would increase the amount of revenues available to recover transition costs (certain generation-related costs which prove to be uneconomic under the new competitive electric generation market).

The Utility's Distribution Performance Based Ratemaking (PBR) Application:

The Utility amended its distribution PBR proposal to the CPUC in February 1999. If approved as filed, the distribution PBR will determine the Utility's gas and electric distribution revenues for the years 2000 through 2004. Under the Utility's proposal, distribution revenues for the years 2000 through 2004 would be determined by multiplying total distribution revenues by a rate formula. The rate formula would be based principally on inflation less a proposed productivity factor of 1.1 percent and 0.82 percent for electric distribution and gas distribution, respectively.
These productivity factors will be fixed for the five year duration of the PBR. We have proposed different rate formulas for gas customers, small electric customers (principally residential and commercial customers) and large electric customers.

   The proposal also includes a sharing mechanism for earnings that are significantly above or below the authorized weighted average cost of capital. In addition, the proposed PBR includes rewards and penalties that will depend upon the Utility's ability to achieve performance standards for electric distribution reliability; maintenance, repair, and replacement; customer service; and employee safety. The CPUC is scheduled to have hearings in the PBR proceeding in September 1999 and to issue a final decision in the second quarter 2000. In this event, the Utility proposes to implement the PBR-based distribution component rates retroactively to January 1, 2000.

Electric Transmission:

Since April 1, 1998, all electric transmission revenues are authorized by FERC. During 1998, the FERC issued orders which put into effect various rates to recover electric transmission costs from the Utility's former bundled rate transmission customers. These rates are subject to refund. The orders allowed the Utility to recover $176 million for the period of April 1998 through October 1998, and $193 million for the period of November 1998 through May 1999. On April 14, 1999, the Utility filed a settlement with FERC which, if approved, allows the Utility to recover $168 million for the period of April 1998 through October 1998, and $177 million for the period of November 1998 through May 1999. The Utility does not expect a material impact on its financial position or results of operations resulting from the settlement. Also, on March 30, 1999, the Utility requested that FERC approve rates to generate, on an annualized basis, $324 million of electric transmission revenues effective June 1, 1999. If the FERC does not put into effect the rates requested in the March 30, 1999 filing, the Utility would continue to use the rates currently in effect.

The CPUC's Gas Strategy Order Instituting Rulemaking:

In 1998, the Governor of California signed Senate Bill 1602, allowing the CPUC to investigate issues associated with the further restructuring of natural gas services. If the CPUC determines that further restructuring for core customers is in the public interest, it shall submit its findings to the Legislature. However, Senate Bill 1602 prohibits the CPUC from enacting any such gas industry restructuring decisions prior to January 1, 2000.

The Diablo Canyon Sunk Costs Audit:

In August 1998, an independent accounting firm retained by the CPUC completed a financial verification audit of the Utility's Diablo Canyon plant accounts as of December 31, 1996. The audit resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. (Sunk costs are costs associated with Utility-owned generating facilities that are fixed and unavoidable and currently included in the Utility customers' electric rates.) The independent accounting firm also issued an agreed-upon special procedures report which questioned $200 million of the $3.3 billion sunk costs. The CPUC will review any proposed adjustments to Diablo Canyon's recoverable costs, which resulted from the report. At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

Results of Operations

In this section, we present the components of our results of operations for the quarters ended March 31, 1999 and 1998. Due to a delay in the issuance of a decision in the Utility's GRC, the Utility's first quarter earnings are based on the authorized amount of revenues in effect during 1998 and do not include any portion of the requested revenue increase. When a final decision in the GRC is issued by the CPUC, the Utility's regulatory assets and net income will be adjusted to reflect any differences between the amount of revenues currently being recognized and the amount approved in the final decision. Any such adjustment could have a material impact on the Utility's and PG&E Corporation's results of operations.

   The table below shows for March 31, 1999 and 1998, respectively, certain items from our Statement of Consolidated Income detailed by (1) Utility,

(2) wholesale and (3) retail business operations of PG&E Corporation. (In the "Total" column, the table shows the combined results of operations for these three groups.) The information for PG&E Corporation (the "Total" column) excludes transactions between its subsidiaries (such as the purchase of natural gas by the Utility from the unregulated business operations). Following this table we discuss earnings and explain why the components of our results of operations varied from the quarter before for 1999 and 1998.

                                              Wholesale              Retail
                                  ---------------------------------  -------
                                              PG&E GT
                                          ---------------
                                                                             Parent
                                                                             & Elimi-
                        Utility   USGen     NW      Texas   PG&E ET  PG&E ES nations(1) Total
                        -------  -------  -------  -------  -------  -------  -------  -------
(in millions)

March 31, 1999
Operating revenues     $ 2,085   $  289   $   58   $  357   $2,631   $  135  $ (298)   $ 5,257
Operating expenses       1,663      247       27      383    2,636      150    (291)     4,815
                       -------  -------  -------  -------  -------  -------  -------   -------
Operating income (loss)    422       42       31      (26)      (5)     (15)     (7)       442
Other income, net                                                                           21
Interest expense                                                                           201
Income taxes                                                                               106
Net income                                                                                 156

March 31, 1998

Operating revenues     $ 2,025   $   84   $   61   $  515   $1,777   $   43  $ (152)   $ 4,353
Operating expenses       1,601       66       25      513    1,777       60    (152)     3,890
                       -------  -------  -------  -------  -------  -------  -------   -------
Operating income (loss)    424       18       36        2        -      (17)      -        463
Other income, net                                                                           14
Interest expense                                                                           197
Income taxes                                                                               141
Net income                                                                                 139

(1)  Net income on intercompany positions recognized by segments using mark to market accounting is eliminated.  Intercompany transactions are also eliminated.


Overall Results:
----------------

Net income increased to $156 million from $139 million for the three-month period ended March 31, 1999, as compared to the same period in 1998 primarily due to the operations of the New England assets acquired in September 1998 and a lower effective tax rate partially offset by continued losses at PG&E GTT.

Operating Revenues:
-------------------

Utility:

Utility operating revenues increased $60 million for the three-month period ended March 31, 1999, as compared to the same period in 1998 primarily due to $96 million in higher residential gas sales and $36 million in higher residential electricity sales resulting from cooler weather. The increased sales were partially offset by a decrease of $51 million in sales to medium and large electric customers, many of whom are now purchasing their electricity directly from unregulated power generators.

Wholesale Unregulated Business Operations:

Operating revenues associated with wholesale unregulated business operations increased $898 million for the three-month period ended March 31, 1999, as compared to the same period in 1998. This increase is due to the operating revenues of USGen, which increased $205 million as a result of its acquisition of a portfolio of electric generating assets and power supply contracts from NEES in the third quarter of 1998, and PG&E ET's operating revenues which increased $854 million as a result of increased electric and gas commodity trading. These increases were offset by decreases to PG&E GTT's operating revenues of $158 million during the first quarter in 1999, as compared to the same period in 1998 due to declines in the natural gas liquid prices and declines in shipped volumes of natural gas.

Retail Unregulated Business Operations:

Operating revenues associated with the retail unregulated business operations increased $92 million for the three-month period ended March 31, 1999, as compared to the same period in 1998. This increase is primarily due to sales of electricity in California since March 31, 1998, when retail direct access in California began.

Operating Expenses:
-------------------

Utility:

Utility operating expenses increased $62 million for the three-month period ended March 31, 1999, as compared to the same period in 1998 as a result of higher purchased gas volumes from the increase in residential gas sales due to cooler weather, ISO Grid Management charges in the current year, and increased recovery of stranded costs (transition costs). Partially offsetting this increase is decreased fuel, depreciation, and environmental costs due to plant sales. Also, there were lower storm response costs in the first quarter of 1999 as compared to the same period in 1998.

Wholesale Unregulated Business Operations:

Operating expenses for the wholesale unregulated business operations increased $912 million for the three-month period ended March 31, 1999, as compared to the same period in 1998. This reflects increased PG&E ET volumes of energy commodities purchased and operating costs associated with our newly acquired New England assets at USGen. These increases were partially offset by decreased operating expenses at PG&E GTT.

Retail Unregulated Business Operations:

Operating expenses for our retail unregulated business operations increased $90 million for the three-month period ended March 31, 1999, as compared to the same period in 1998. This increase is due to the increased electric commodity sales and the continued expansion of our energy services business.

Income Taxes:
-------------
Income taxes decreased $35 million for the three-month period ended March 31, 1999, as compared to the same period in 1998. Tax expense decreased due to a lower effective state tax rate resulting from our expanded business operations.

Stock Dividend:
----------------------
We base our common stock dividend on a number of financial considerations, including sustainability, financial flexibility, and competitiveness with investment opportunities of similar risk. Our current quarterly common stock dividend is $.30 per common share, which corresponds to an annualized dividend of $1.20 per common share. We continually review the level of our common stock dividend taking into consideration the impact of the changing regulatory environment throughout the nation, the resolution of asset dispositions, the operating performance of our business units, and our capital and financial resources in general.

The CPUC requires the Utility to maintain its CPUC-authorized capital structure, potentially limiting the amount of dividends the Utility may pay PG&E Corporation. During 1999, the Utility has been in compliance with its CPUC-authorized capital structure. PG&E Corporation and the Utility believe that this requirement will not affect PG&E Corporation's ability to pay common stock dividends.

Liquidity and Financial Resources

Cash Flows from Operating Activities:

Net cash provided by PG&E Corporation's operating activities totaled $1,004 million and $852 million during the three-month period ended March 31, 1999 and 1998, respectively. Net cash provided by the Utility's operating activities totaled $1,093 million and $613 million during the three-month period ended March 31, 1999 and 1998, respectively.

Cash Flows from Financing Activities:

PG&E Corporation:

We fund investing activities from cash provided by operations after capital requirements and, to the extent necessary, external financing. Our policy is to finance our investments with a capital structure that minimizes financing costs, maintains financial flexibility, and, with regard to the Utility, complies with regulatory guidelines. Based on cash provided from operations and our investing and disposition activities, we may repurchase equity and long-term debt in order to manage the overall size and balance of our capital structure.

   During the three-month period ended March 31, 1999 and 1998, we issued $20 million and $17 million of common stock, respectively, primarily through the Dividend Reinvestment Plan, the Stock Option Plan, and the Long-Term Incentive Plan. During the three-month period ended March 31, 1999 and 1998, we paid dividends on our common stock of $115 million and $126 million, respectively.

   During the three-month period ended March 31, 1999 and 1998, we repurchased $503 million and $1,122 million of our common stock, respectively. These repurchases were executed through accelerated share repurchase programs. Under the most recent agreement, PG&E Corporation purchased 16.6 million shares of its common stock. PG&E Corporation retains the risk of increases and the benefit of decreases in the price of the common shares purchased by the counterparty. The counterparty may make purchases on the open market or through privately negotiated transactions until the counterparty has replaced the shares sold to PG&E Corporation. PG&E Corporation may elect to settle its obligations under such arrangement with either cash or shares of its common stock. This agreement caused the $0.05 dilution reflected in PG&E Corporation's diluted earnings per share. This dilution will be eliminated when the associated forward contract is settled.

   We maintain a number of credit facilities throughout our organization to support commercial paper programs, letters of credit, and other short term liquidity requirements. At PG&E Corporation, we maintain two $500 million revolving credit facilities, one of which expires in November 1999 and the other in 2002. The PG&E Corporation credit facilities are used to support the commercial paper program and other liquidity needs. The facility expiring in 1999 may be extended annually for additional one-year periods upon agreement between the lending institutions and us. There was $490 million of commercial paper outstanding at March 31, 1999.

   USGen maintains two credit facilities of $550 million each. One agreement expires in August 1999 and the other in 2003. The total amount outstanding at March 31, 1999, backed by the facilities, was $824 million in commercial paper. Of these loans, $550 million is classified as noncurrent in the consolidated balance sheet.

   At March 31, 1999, PG&E GTT had $115 million of outstanding short-term bank borrowings related to three separate credit facilities. These lines are cancelable upon demand and bear interest at each respective bank's quoted money market rate. The borrowings are unsecured and unrestricted as to use.

   PG&E GT NW maintains a $200 million revolving credit facility which expires in the year 2000. At March 31, 1999 and 1998, PG&E GT NW had outstanding commercial paper balances of $96 million and $108 million, respectively, supported by this revolving facility. These balances were classified as noncurrent obligations in the consolidated balance sheet.

Utility:

During the three-month period ended March 31, 1999, the Utility repurchased 20 million shares of its common stock from PG&E Corporation for an aggregate purchase price of $725 million to maintain its authorized capital structure. During the three month period ended March 31, 1999 and 1998, the Utility paid dividends on its common stock to PG&E Corporation of $100 million and $115 million, respectively. In April 1999, the Utility declared and paid dividends on its common stock of $95 million to PG&E Corporation.

   The Utility's long-term debt that either matured, was redeemed, or was repurchased during the three-month period ended March 31, 1999 totaled $212 million. Of this amount, (1) $73 million related to the Utility's redemption of its 8.8 percent mortgage bonds due May 1, 2024; (2) $31 million related to the Utility's repurchase of various other mortgage bonds; (3) $10 million related to the Utility's redemption of its various medium term notes; (4) $13 million related to the maturity of the Utility's
6.98 percent medium term note; and (5) $85 million related to rate reduction bonds maturing.

   The Utility maintains a $1 billion revolving credit facility, which expires in 2002. The Utility may extend the facility annually for additional one-year periods upon agreement with the banks. This facility is used to support the Utility's commercial paper program and other liquidity requirements. At March 31, 1999, the Utility had $566 million of commercial paper and $357 million of bank notes outstanding. No amounts were outstanding at March 31, 1998.

Cash Flows from Investing Activities:

The primary uses of cash for investing activities are additions to property, plant, and equipment; unregulated investments in partnerships; and acquisitions.

   The Utility's estimated capital spending for 1999 is $1.7 billion. Utility capital expenditures are based on estimates prepared for the Utility's GRC, but exclude capital expenditures for divested fossil and geothermal power plants. These estimates may be reduced if the CPUC authorized base revenues are significantly lower than those requested by the Utility in its GRC filing.

   The Utility has sold its remaining fossil generation facilities and its geothermal generation facilities. These sales closed in April and May 1999. The sales generated proceeds of $1,014 million.

Environmental Matters:

We are subject to laws and regulations established to both maintain and improve the quality of the environment. Where our properties contain hazardous substances, these laws and regulations require us to remove those substances or remedy effects on the environment.

   At March 31, 1999, the Utility expects to spend $297 million over the next 30 years for cleanup costs at identified sites. If other responsible parties fail to pay or expected outcomes change, then these costs may be as much as $430 million. Of the $297 million, the Utility has recovered $111 million (including remediation of generation plants divested, discussed above) and expects to recover another $149 million in future rates. The Utility mitigates its cost by seeking recovery from insurance carriers and other third parties.

   The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. A change in the estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility estimated costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for cleanup costs at additional sites or expected outcomes change.

Year 2000:

The Year 2000 issue exists because many computer programs use only two digits to refer to a year, and were developed without considering the impact of the upcoming change in the century. If PG&E Corporation's computer systems fail or function incorrectly due to not being made Year 2000 ready, they could directly and adversely affect our ability to generate or deliver our products and services or could otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences.

   Our plan to address the Year 2000 issues focuses primarily on mission-critical systems whose components are categorized as in-house software, vendor software, embedded systems, and computer hardware. The four primary phases of our plan to address these systems are inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical systems are formally determined to be Year 2000 ready.

   Our Year 2000 project is generally proceeding on schedule. The following table indicates our Year 2000 progress as of May 3, 1999. The percentages in this table are rounded to the nearest percent and reflect approximations based on a standardized reporting system that combines subsidiary results to provide a consistent, company-wide view.

Year 2000 Readiness of Mission-Critical Items

                    Remediation       Testing           Certification
                    Completed         Completed         Completed
----------------------------------------------------------------------
In-house software     100%               98%               23%
Vendor software       100%               90%               56%
Embedded systems      100%               97%               77%
Computer hardware     100%              100%               13%

   Changes in company inventories, or issues uncovered in subsequent phases for an item previously reported as completed, may lead to downward adjustments in percentages from period to period. Also, the completion of these phases does not address external interdependencies that could affect our or the Utility's ability to be Year 2000 ready. Even after systems are certified, we are continuing various kinds of testing and quality assurance efforts, and may do so through the end of 1999.

   In addition to internal systems, we also depend upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and financial institutions to support the functioning of our business. To the extent that any of these parties are considered mission-critical to our business and experience Year 2000 problems in their systems, our mission-critical business functions may be adversely affected. To deal with this vulnerability, we have another phased approach. The primary phases for dealing with external parties are:
(1) inventory, (2) action planning, (3) risk assessment, and (4) contingency planning.

   We have completed our inventory, action planning and risk assessment phases for mission-critical external parties. We expect to complete the contingency planning phase by July 1999.

   Although we expect our efforts and those of our external parties to be largely successful, we recognize that with the complex interaction of today's computing and communications systems, we cannot be certain we will be completely successful. Therefore, contingency plans for Year 2000 readiness are being developed and tested throughout 1999 to address our external dependencies as well as any significant schedule delays of mission-critical system work, should they occur.

   As of March 31, 1999, we estimate total costs to address Year 2000 problems to be $229 million, of which $98 million is attributed to the Utility. Included are systems replaced or enhanced for general business purposes and whose implementation schedules are critical to our Year 2000 readiness.

   Through March 1999, we spent approximately $139 million, of which $82 million was capitalized. The remaining $57 million was expensed. Future costs, including contingency funds, to address Year 2000 issues are expected to be $90 million, of which $38 million will be capitalized. The remaining $52 million will be expensed.

   Based on our current schedule for the completion of Year 2000 tasks, we expect to secure Year 2000 readiness of our mission-critical systems by the end of the third quarter of 1999. However, as our current schedule is partially dependent on the efforts of third parties, their delays and other factors we are not able to predict, may cause our schedule to change.

   We believe the most reasonably likely worst case Year 2000 scenarios that could affect us or the Utility mainly involve public overreaction before and during the New Year period that could create localized telephone problems due to congestion, temporary gasoline shortages, and curtailment of natural gas usage by customers. In addition, it is reasonably likely that there will be minor technical failures such as localized telephone outages and small isolated malfunctions in our computer systems that will be immediately repaired. None of these reasonably likely scenarios are expected to have a material adverse impact on the Utility's or our financial position, results of operations, or cash flows. Nevertheless, if we, or third parties with whom we have significant business relationships, fail to achieve Year 2000 readiness of mission-critical systems, there could be a material adverse impact on the Utility and our financial position, results of operations, and cash flows.

Price Risk Management Activities:

   PG&E Corporation's daily value-at-risk for commodity price sensitive derivative instruments as of March 31, 1999, is $4.9 million for trading activities and $0.4 million for non-trading activities.

   In November 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue 98-10, Accounting for Energy Trading and Risk Management Activities. This Issue states that all energy-related contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices be marked to market with the gains and losses reflected in the income statement. The Task Force stipulates implementation for fiscal years beginning after December 15, 1998. PG&E Corporation adopted this standard on January 1, 1999. The effect of adoption on earnings and the financial position of PG&E Corporation was immaterial.

Legal Matters:

In the normal course of business, both the Utility and PG&E Corporation are named as parties in a number of claims and lawsuits. (See Note 6 of Notes to Consolidated Financial Statements for further discussion of significant pending legal matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation's and Pacific Gas and Electric Company's primary market risk results from changes in energy prices and interest rates. We engage in price risk management activities for both non-hedging and hedging purposes. Additionally, we may engage in hedging activities using futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices, interest rates, and foreign currencies. (See Risk Management Activities, above.)

                  PART II.  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

PG&E Corporation:

On April 21, 1999, PG&E Corporation held its annual meeting of shareholders. At that meeting, the shareholders voted as indicated below on the following matters:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                             For            Withheld
                          ----------       ----------

   Richard A. Clarke      290,792,975       6,157,488
   Harry M. Conger        291,587,450       5,363,013
   David A. Coulter       290,805,944       6,144,519
   Lee Cox                291,508,166       5,442,297
   William S. Davila      291,562,677       5,387,786
   Robert D. Glynn, Jr.   291,668,526       5,281,937
   David M. Lawrence, MD  291,367,569       5,582,894
   Richard B. Madden      291,587,579       5,362,884
   Mary S. Metz           291,541,426       5,409,037
   Rebecca Q. Morgan      291,561,003       5,389,460
   Carl E. Reichardt      291,410,525       5,539,938
   John C. Sawhill        291,537,720       5,412,743
   Barry Lawson Williams  291,661,213       5,289,250

2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the year 1999:

    For:                 292,715,545
    Against:               1,623,212
    Abstain:               2,611,706

The proposal was approved by a majority of the shares present and voting (including abstentions) which shares voting affirmatively also constituted a majority of the required quorum.

3. Management proposal to increase the number of shares of PG&E
   Corporation common stock available for issuance under the PG&E Corporation Long-Term Incentive Program:

    For:                 269,594,220
    Against:              22,427,884
    Abstain:               4,921,883

The proposal was approved by a majority of the shares present and voting (including abstentions) which shares voting affirmatively also constituted a majority of the required quorum.

4. Consideration of a shareholder proposal to appoint independent directors to key Board committees:

    For:                  65,289,721
    Against:             180,879,296
    Abstain:               7,467,534
    Broker non-votes:(1)  43,307,436

This shareholder proposal was defeated as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

5. Consideration of a shareholder proposal regarding super majority voting:

    For:                 134,948,487
    Against:             111,558,656
    Abstain:               7,135,884
    Broker non-votes:(1)  43,307,436

This shareholder proposal was approved as the number of shares voting affirmatively on the proposal constituted more than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal, and the affirmative votes constituted a majority of the required quorum.

6. Consideration of a shareholder proposal regarding the method of tabulation of proxies received by management.

    For:                       34,956,995
    Against:                  207,843,397
    Abstain:                   10,842,635
    Broker non-votes:(1)       43,307,436

This shareholder proposal was defeated as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

7. Consideration of a shareholder proposal regarding cumulative voting:

    For:                  46,369,049
    Against:             170,366,088
    Abstain:              36,907,890
    Broker non-votes:(1)  43,307,436

This shareholder proposal was defeated as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.
--------------------
(1) A non-vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not have discretionary voting power as to such proposals and has not received voting instructions from the beneficial owner as to such proposals.

8. Consideration of a proposal regarding the payment of compensation contingent upon a change in control:

    For:                       33,236,110
    Against:                  212,025,872
    Abstain:                    8,381,045
    Broker non-votes:(1)       43,307,436

This shareholder proposal was defeated as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.


Pacific Gas and Electric Company:

On April 21, 1999, Pacific Gas and Electric Company held its annual meeting of shareholders. Shares of capital stock of Pacific Gas and Electric Company consist of shares of common stock and shares of first preferred stock. PG&E Corporation, as owner of all of the 326,926,667 outstanding shares of common stock, holds approximately 95% of the combined voting power of the outstanding capital stock of Pacific Gas and Electric Company. PG&E Corporation voted all of its shares of common stock for the nominees named in the joint proxy statement, and for the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the year 1999. The balance of the votes shown below were cast by holders of shares of first preferred stock. At the annual meeting, the shareholders voted as indicated below on the following matters:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                             For            Withheld
                          -----------     -----------
   Richard A. Clarke      339,677,829       128,510
   Harry M. Conger        339,679,932       126,407
   David A. Coulter       339,679,979       126,360
   C. Lee Cox             339,697,378       108,961
   William S. Davila      339,695,300       111,039
   Robert D. Glynn, Jr.   339,688,109       118,230
   David M. Lawrence, MD  339,695,772       110,567
   Richard B. Madden      339,682,727       123,612
   Mary S. Metz           339,691,603       114,736
   Rebecca Q. Morgan      339,700,325       106,014
   Carl E. Reichardt      339,682,444       123,895
   John C. Sawhill        339,691,382       115,144
   Gordon R. Smith        339,696,509       114,957
   Barry Lawson Williams  339,696,509       109,830

2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the year 1999:

    For:                 339,644,746
    Against:                  41,103
    Abstain:                 120,490

--------------------
(1) A non-vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not have discretionary voting power as to such proposals and has not received voting instructions from the beneficial owner as to such proposals.

Item 5.     Other Information
            -----------------

A.  Ratio of Earnings to Fixed Charges and Ratio of Earnings to
    Combined Fixed Charges and Preferred Stock Dividends

Pacific Gas and Electric Company's earnings to fixed charges ratio for the three months ended March 31, 1999 was 2.66. Pacific Gas and Electric Company's earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 1999 was 2.53. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707 and 33-61959, relating to Pacific Gas and Electric Company's various classes of debt and first preferred stock outstanding.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a)  Exhibits:


     Exhibit 3.1    Bylaws of PG&E Corporation, dated April 21,1999

     Exhibit 3.2    Bylaws of Pacific Gas and Electric Company, dated
                    April 21, 1999

     Exhibit 10     PG&E Corporation Long-Term Incentive Program
                    (incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No.
                    333-77149)

     Exhibit 11     Computation of Earnings Per Common Share

     Exhibit 12.1   Computation of Ratios of Earnings to Fixed
                    Charges for Pacific Gas and Electric Company

     Exhibit 12.2   Computation of Ratios of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

     Exhibit 27.1   Financial Data Schedule for the quarter ended
                    March 31, 1999 for PG&E Corporation

     Exhibit 27.2   Financial Data Schedule for the quarter ended
                    March 31, 1999 for Pacific Gas and Electric
                    Company

(b) Reports on Form 8-K during the first quarter of 1999 and through the date hereof (1):

1.   January 20, 1999
     Item 5.  Other Events
        A.   1998 Consolidated Earnings (unaudited)
        B.   1999 Outlook
        C.   Share Repurchase Program

2.   February 17, 1999
     Item 4.  Changes in Registrant's Certifying Accountant
     Item 5.  Other Events
        Share Repurchase Program
     Item 7. Financial Statements, Pro Forma Financial Information+, and Exhibits

3.   March 24, 1999
     Item 5.  Other Events
        Pacific Gas and Electric Company's 1999 Cost of Capital
        Proceeding

4.   April 15, 1999
     Item 5.  Other Events
        Announcement of postponement in scheduled release of first quarter earnings.

(1) Unless otherwise noted, all Current Reports on Form 8-K were filed under both Commission File Number 1-12609 (PG&E
Corporation) and Commission File Number 1-2348(Pacific Gas and
Electric Company)

                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                    PG&E CORPORATION

                         and

                    PACIFIC GAS AND ELECTRIC COMPANY




                          CHRISTOPHER P. JOHNS
May 17, 1999        By    _______________________
                          CHRISTOPHER P. JOHNS
                          Vice President and Controller
                          (PG&E Corporation)
                          Vice President and Controller
                          (Pacific Gas and Electric Company)

                          Exhibit Index



Exhibit No.         Description of Exhibit


3.1            Bylaws of PG&E Corporation, dated April 21, 1999

3.2            Bylaws of Pacific Gas and Electric Company, dated
               April 21, 1999

10             PG&E Corporation Long-Term Incentive Program
               (incorporated by reference from Exhibit 99 to
               Registration Statement on Form S-8, No. 333-
               77149)

11             Computation of Earnings Per Common Share

12.1 Computation of Ratio of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2           Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Stock Dividends for Pacific
               Gas and Electric Company

27.1           Financial Data Schedule for the quarter ended
               March 31, 1999 for PG&E Corporation

27.2           Financial Data Schedule for the quarter ended
               March 31, 1999 for Pacific Gas and Electric
               Company