Form 10-Q
period 2000-03-31
PG&E CORP
filed 2000-05-15
CIK 1004980

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

Pacific Gas and Electric Company       PG&E Corporation
77 Beale Street                        One Market, Spear Tower
P.O. Box 770000                        Suite 2400
San Francisco, California 94177        San Francisco, California 94105
----------------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)

Pacific Gas and Electric Company        PG&E Corporation
(415) 973-7000                          (415) 267-7000
----------------------------------------------------------------------
            Registrant's telephone number, including area code

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
          Yes     X                     No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding May 9, 2000:
PG&E Corporation 				   385,326,805 shares
Pacific Gas and Electric Company	   Wholly owned by PG&E Corporation

                               PG&E CORPORATION
                                  FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         PG&E CORPORATION
            STATEMENT OF CONSOLIDATED INCOME........................1
            CONSOLIDATED BALANCE SHEET..............................2
            STATEMENT OF CONSOLIDATED CASH FLOWS ...................4
         PACIFIC GAS AND ELECTRIC COMPANY
            STATEMENT OF CONSOLIDATED INCOME........................5
            CONDSOLIDATED BALANCE SHEET.............................6
            STATEMENT OF CONSOLIDATED CASH FLOWS....................8
         NOTE 1:  GENERAL...........................................9
         NOTE 2:  THE CALIFORNIA ELECTRIC INDUSTRY.................10
         NOTE 3:  RISK MANAGEMENT AND FINANCIAL INSTRUMENTS........17
         NOTE 4:  UTILITY OBLIGATED MANDATORILY REDEEMABLE
                  PREFERRED SECURITIES OF TRUST HOLDING
                  SOLELY UTILITY SUBORDINATED DEBENTURES...........20
         NOTE 5:  DIVESTITURES.....................................20
         NOTE 6:  COMMITMENTS AND CONTINGENCIES....................22
         NOTE 7:  SEGMENT INFORMATION..............................25

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ....................27
         THE UTILITY...............................................29
         PG&E NATIONAL ENERGY GROUP................................35
         REGULATORY MATTERS........................................37
         RESULTS OF OPERATIONS.....................................40
         LIQUIDITY AND FINANCIAL RESOURCES.........................42
         ENVIRONMENTAL MATTERS.....................................45
         RISK MANAGEMENT ACTIVITIES................................45
         LEGAL MATTERS.............................................46
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.........................................47

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................48
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......48
ITEM 5.  OTHER INFORMATION.........................................52
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................52
SIGNATURE..........................................................54

                       PART I. FINANCIAL INFORMATION

            ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

PG&E CORPORATION
STATEMENT OF CONDENSED CONSOLIDATED INCOME
(in millions, except per share amounts)

Three months ended March 31,
                                                           2000               1999 (1)
                                                        ---------            ---------
Operating revenues
Utility                                                  $  2,218             $  2,085
Energy commodities and services                             2,790                3,041
                                                         --------             --------
Total operating revenues                                    5,008                5,126

Operating expenses
Cost of energy for utility                                    796                  655
Cost of energy commodities and services                     2,472                2,797
Operating and maintenance, net                                717                  775
Depreciation, amortization and decommissioning                347                  438
                                                         --------             --------
Total operating expenses                                    4,332                4,665
                                                         --------             --------
Operating income                                              676                  461
Interest expense, net                                         183                  201
Other income, net                                              15                   21
                                                         --------             --------
Income before income taxes                                    508                  281
Income taxes                                                  228                  114
                                                         --------             --------
Income from continuing operations                             280                  167

Discontinued operations
Loss from operations of PG&E Energy Services (net of
  applicable income taxes of $7 million)                        -                   (8)
                                                         --------             --------
Income before cumulative effect of change
  in accounting principle                                     280                  159
Cumulative effect of change in accounting
  principle (net of applicable income taxes
  of $8 million)                                                -                   12
                                                         --------             --------
Net Income                                               $    280             $    171
                                                         ========             ========

Weighted Average Common Shares Outstanding                    361                  373

Earnings per common share, basic
  Income from continuing operations                      $    .78             $    .45
  Discontinued operations                                       -                 (.02)
  Cumulative effect of accounting change                        -                  .03
                                                         --------             --------
  Net income                                             $    .78             $    .46
                                                         ========             ========
Earnings per common share, diluted
  Income from continuing operations                      $    .77             $    .39
  Discontinued operations                                       -                 (.02)
  Cumulative effect of accounting change                        -                  .03
                                                         --------             --------
  Net income                                             $    .77             $    .40
                                                         ========             ========

Dividends declared per common share                      $    .30             $    .30


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

(1) Amounts have been restated to reflect the change in accounting for major maintenance and overhauls at the PG&E National Energy Group (see Note 1 of the Notes to the Condensed
Consolidated Financial Statements), and reclassification of PG&E Energy Services operating results to discontinued operations.  The accounting change resulted in a cumulative effect being recorded as of January 1, 1999, of $12 million ($0.03 per share), net of income taxes of $8 million.  The accounting change did not have a material effect on operating expenses during the first quarter of 1999.  Operating income previously reported for the first quarter of 1999 was
$442 million.  Net income previously reported for the first quarter of 1999 was $156 million
($0.42 per share).

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
Balance at                                                           March 31,      December 31,
                                                                       2000             1999
                                                                   ------------     -----------
ASSETS
Current assets
Cash and cash equivalents                                             $    260        $    281
Short-term investments                                                      45             187
Accounts receivable
   Customers, net                                                        1,459           1,486
   Energy marketing                                                        547             532
Price risk management                                                      434             607
Inventories and prepayments                                                543             598
Deferred income taxes                                                      111             133
                                                                      --------         -------
Total current assets                                                     3,399           3,824
Property, plant, and equipment
Utility                                                                 23,185          23,001
Non-utility
   Electric generation                                                   1,906           1,905
   Gas transmission                                                      2,549           2,541
Construction work in progress                                              458             436
Other                                                                      119             184
                                                                      --------         -------
Total property, plant, and equipment (at original cost)                 28,217          28,067
Accumulated depreciation and decommissioning                           (11,573)        (11,291)
                                                                      --------        --------
Net property, plant, and equipment                                      16,644          16,776

Other noncurrent assets
Regulatory assets                                                        4,940           4,957
Nuclear decommissioning funds                                            1,300           1,264
Other                                                                    2,913           2,894
                                                                      --------        --------
Total noncurrent assets                                                  9,153           9,115
                                                                      --------        --------
TOTAL ASSETS                                                          $ 29,196        $ 29,715
                                                                      ========        ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
Balance at                                                           March 31,      December 31,
                                                                       2000             1999
                                                                   ------------     ------------
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings                                                 $    952        $  1,499
Current portion of long-term debt                                          672             592
Current portion of rate reduction bonds                                    290             290
Accounts payable
   Trade creditors                                                         619             708
   Other                                                                   367             559
   Regulatory balancing accounts                                           638             384
   Energy marketing                                                        594             480
Accrued taxes                                                              529             211
Price risk management                                                      391             575
Other                                                                      997           1,033
                                                                      --------        --------
Total current liabilities                                                6,049           6,331

Noncurrent liabilities
Long-term debt                                                           6,468           6,673
Rate reduction bonds                                                     1,955           2,031
Deferred income taxes                                                    3,011           3,147
Deferred tax credits                                                       222             231
Other                                                                    3,624           3,636
                                                                      --------        --------
Total noncurrent liabilities                                            15,280          15,718

Preferred stock of subsidiaries                                            480             480
Utility obligated mandatorily redeemable preferred securities of
   trust holding solely utility subordinated debentures                    300             300
Common stockholders' equity
   Common stock, no par value, authorized 800,000,000 shares,
      issued, 384,867,522 and 384,406,113 shares, respectively           5,916           5,906
   Common stock held by subsidiary, at cost, 23,815,500 shares            (690)           (690)
   Reinvested earnings                                                   1,861           1,670
                                                                      --------        --------
Total common stockholders' equity                                        7,087           6,886
Commitments and contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 29,196        $ 29,715
                                                                      ========        ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS (in millions)
For the three months ended March 31,                                 2000              1999
                                                                  ----------        ----------
Cash flows from operating activities
Net income                                                        $     280          $    171
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and decommissioning                       347               438
   Deferred income taxes and tax credits-net                           (145)             (178)
   Other deferred charges and noncurrent liabilities                     (9)             (125)
   Cumulative effect of change in accounting principle                    -               (12)
   Net effect of changes in operating assets and liabilities:
      Short-term investments                                            142                21
      Accounts receivable - trade                                        12               333
      Regulatory balancing accounts payable                             254               212
      Inventories and prepayments                                        55                97
      Price risk management assets and liabilities, net                 (11)              (20)
      Accounts payable - trade                                          (89)             (167)
      Accrued taxes                                                     318               223
      Other working capital                                            (118)              101
   Other-net                                                             26               (69)
                                                                  ---------         ---------
Net cash provided by operating activities                             1,062             1,025
                                                                  ---------         ---------

Cash flows from investing activities
Capital expenditures                                                   (321)             (372)
Other-net                                                                81                17
                                                                  ---------         ---------
Net cash used by investing activities                                  (240)             (355)
                                                                  ---------         ---------

Cash flows from financing activities
Net borrowings (repayments) under credit facilities                    (547)              161
Long-term debt matured, redeemed, or repurchased                       (201)             (283)
Common stock issued                                                      10                20
Common stock repurchased                                                  -              (503)
Dividends paid                                                         (108)             (115)
Other-net                                                                 3                 9
                                                                  ---------         ---------
Net cash used by financing activities                                  (843)             (711)
                                                                  ---------         ---------
Net change in cash and cash equivalents                                 (21)              (41)
Cash and cash equivalents at January 1                                  281               286
                                                                  ---------         ---------
Cash and cash equivalents at March 31                             $     260         $     245
                                                                  =========         =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                       $     117         $     148
      Income taxes(net of refunds)                                $       3         $      (2)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONDENSED CONSOLIDATED INCOME (in millions)
Three months ended March 31,
                                                                2000                1999
                                                             ---------           ---------
Electric utility                                             $  1,601            $  1,533
Gas utility                                                       617                 552
                                                             --------            --------
Total operating revenues                                        2,218               2,085

Operating expenses
Cost of electric energy                                           513                 409
Cost of gas                                                       283                 246
Operating and maintenance, net                                    551                 626
Depreciation, amortization, and decommissioning                   301                 382
                                                             --------            --------
Total operating expenses                                        1,648               1,663
                                                             --------            --------
Operating income                                                  570                 422
Interest expense, net                                             141                 154
Other income, net                                                   5                  11
                                                             --------            --------
Income before income taxes                                        434                 279
Income taxes                                                      200                 126
                                                             --------            --------
Net income                                                        234                 153

Preferred dividend requirement                                      6                   6
                                                             --------            --------

Income available for common stock                            $    228            $    147
                                                             ========            ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
Balance at
                                                                   March 31,      December 31,
                                                                     2000             1999
                                                                 ------------     -----------
ASSETS
Current assets
Cash and cash equivalents                                           $      87       $     80
Short-term investments                                                     23             21
Accounts receivable, net                                                1,126          1,210
Inventories                                                               249            294
Prepayments                                                                32             34
Deferred income taxes                                                     109            119
                                                                    ---------      ---------
Total current assets                                                    1,626          1,758

Property, plant, and equipment
Electric                                                               15,840         15,762
Gas                                                                     7,345          7,239
Construction work in progress                                             217            214
                                                                    ---------      ---------
Total property, plant, and equipment (at original cost)                23,402         23,215
Accumulated depreciation and decommissioning                          (10,756)       (10,497)
                                                                    ---------      ---------
Net property, plant, and equipment                                     12,646         12,718

Other noncurrent assets
Regulatory assets                                                       4,879          4,895
Nuclear decommissioning funds                                           1,300          1,264
Other                                                                     906            835
                                                                     --------       --------
Total noncurrent assets                                                 7,085          6,994
                                                                     --------       --------
TOTAL ASSETS                                                         $ 21,357       $ 21,470
                                                                     ========       ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
Balance at
                                                                   March 31,      December 31,
                                                                     2000             1999
                                                                 ------------     -----------
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings                                              $     209        $    449
Current portion of long-term debt                                        549             465
Current portion of rate reduction bonds                                  290             290
Accounts payable
   Trade creditors                                                       468             577
   Related parties                                                        23             216
   Regulatory balancing accounts                                         638             384
   Other                                                                 323             333
Accrued taxes                                                            344             118
Other                                                                    516             529
                                                                     --------        -------
Total current liabilities                                              3,360           3,361

Noncurrent liabilities
Long-term debt                                                         4,767           4,877
Rate reduction bonds                                                   1,955           2,031
Deferred income taxes                                                  2,471           2,510
Deferred tax credits                                                     221             231
Other                                                                  2,269           2,252
                                                                     -------         -------
Total noncurrent liabilities                                          11,683          11,901

Preferred stock with mandatory redemption provisions
   6.30% and 6.57%, outstanding 5,500,000 shares, due 2002-2009          137             137
Company obligated mandatorily redeemable preferred securities of trust holding solely utility subordinated debentures
   7.90%, 12,000,000 shares due 2025                                     300             300
Stockholders' equity
Preferred stock without mandatory redemption provisions
     Nonredeemable - 5% to 6%, outstanding 5,784,825 shares              145             145
     Redeemable - 4.36% to 7.04%, outstanding 5,973,456 shares           142             149
Common stock, $5 par value, authorized 800,000,000 shares,
   issued 321,314,760 shares                                           1,606           1,606
Common stock held by subsidiary, at cost, 7,627,765 shares              (200)           (200)
Additional paid in capital                                             1,971           1,964
Reinvested earnings                                                    2,213           2,107
                                                                    --------        --------
Total stockholders' equity                                             5,877           5,771
Commitments and contingencies (Notes 2 and 6)                              -               -
                                                                    --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  21,357        $ 21,470
                                                                    ========        ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS (in millions)
For the three months ended March 31,                                  2000              1999
                                                                  -----------       -----------
Cash flows from operating activities
Net income                                                         $     234       $       153
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and decommissioning                       301               382
   Deferred income taxes and tax credits-net                             (48)             (194)
   Other deferred charges and noncurrent liabilities                     (52)               (4)
   Net effect of changes in operating assets and liabilities:
      Short-term investments                                              (2)               (1)
      Accounts receivable                                                 84               263
      Regulatory balancing accounts payable                              254               212
      Inventories and prepayments                                         47                54
      Accounts payable - trade                                          (302)             (179)
      Accrued taxes                                                      226               291
      Other working capital                                              (24)              117
   Other-net                                                             (30)               (2)
                                                                   ---------         ---------
Net cash provided by operating activities                                688             1,092
                                                                   ---------         ---------

Cash flows from investing activities
Capital expenditures                                                    (265)             (304)
Other-net                                                                 54                18
                                                                   ---------         ---------
Net cash used by investing activities                                   (211)             (286)
                                                                   ---------         ---------

Cash flows from financing activities
Net borrowings (repayments) under credit facilities                     (240)              258
Long-term debt matured, redeemed, or repurchased                        (102)             (233)
Common stock repurchased                                                   -              (725)
Dividends paid                                                          (122)             (106)
Other-net                                                                 (6)                -
                                                                   ---------         ---------
Net cash used by financing activities                                   (470)             (806)
                                                                   ---------         ---------
Net change in cash and cash equivalents                                    7                 -
Cash and cash equivalents at January 1                                    80                73
                                                                   ---------         ---------
Cash and cash equivalents at March 31                               $     87         $      73
                                                                   =========         =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                         $     75          $     91
      Income taxes (net of refunds)                                 $      -          $     (3)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


PG&E CORPORATION AND PACIFIC GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Basis of Presentation
---------------------
This Quarterly Report on Form 10-Q is a combined report of PG&E Corporation and Pacific Gas and Electric Company (the Utility), a regulated subsidiary of PG&E Corporation. The Notes to Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility. PG&E Corporation's condensed consolidated financial statements include the accounts of PG&E Corporation and its wholly owned and controlled subsidiaries, including the Utility (collectively, the Corporation). The Utility's condensed consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries.

   The Utility's financial position and results of operations are the principal factors affecting the Corporation's consolidated financial position and results of operations. This quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1999 Annual Report on Form 10-K, and the Corporation's and the Utility's other reports filed with the Securities and Exchange Commission since their 1999 Form 10-K was filed.

   PG&E Corporation and the Utility believe that the accompanying condensed consolidated statements reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

   Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

   Effective January 1, 1999, PG&E Corporation changed its method of accounting for major maintenance and overhauls at the PG&E National Energy Group. Beginning January 1, 1999, the cost of major maintenance and overhauls, principally at the PG&E Generating Company (PG&E Gen) business segment, have been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in PG&E Corporation recording income of $12 million net of income tax ($0.03 per share), reflecting the cumulative effect of the change in accounting principle. The effect on 1999 results of operations was immaterial. The Utility consistently has accounted for major maintenance and overhauls as incurred.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

NOTE 2: THE CALIFORNIA ELECTRIC INDUSTRY

   In 1998, California became one of the first states in the country to implement electric industry restructuring and establish a competitive market framework for electric generation. Today, most Californians may continue to purchase their electricity from investor-owned utilities such as Pacific Gas and Electric Company, or they may choose to purchase electricity from alternative generation providers (such as unregulated power generators and unregulated retail electricity suppliers such as marketers, brokers, and aggregators). For those customers who have not chosen an alternative generation provider, investor-owned utilities, such as the Utility, continue to be the generation providers. Investor-owned utilities continue to provide distribution services to substantially all customers within their service territories, including customers who choose an alternative generation provider.

Competitive Market Framework
----------------------------
   An Independent System Operator (ISO) and Power Exchange (PX) operate in California to facilitate competition. The PX provides a competitive auction process to establish market clearing prices for electricity in the markets operated by the PX. The ISO schedules delivery of electricity for all market participants. The Utility continues to own and maintain a portion of the transmission system, but the ISO controls the operation of the system. Unless or until the California Public Utilities Commission (CPUC) determines otherwise, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. Also, the Utility is required to buy from the PX all electricity needed to provide service to retail customers that continue to choose the Utility as their electricity supplier, unless the CPUC decides otherwise.

   In November 1999, the Federal Energy Regulatory Commission (FERC) approved the extension of the ISO's authority to establish price limitations through 2000. The ISO Board increased the applicable price limitation to $750 per megawatt-hour (MWh) on October 1, 1999, but has the option to decrease it to $500 per MWh or make other changes, in view of the FERC's decision. This limits the amount of volatility that occurs in the California electricity market. However, the ISO will review the appropriate level for any price limitations for the summer of 2000 in light of market redesign efforts now being considered, including changes to reduce uninstructed deviations from ISO dispatch orders and changes to permit loads, to participate by submitting bids for price responsive demand in energy or ancillary services markets.

   For the quarters ended March 31, 2000 and 1999, the cost of electric energy for the Utility, reflected on the Statement of Consolidated Income, is comprised of the cost of PX purchases, ancillary services purchased from the ISO, cost of transmission, and the cost of Utility generation, net of sales to the PX as follows:

                                                 March 31,       March 31,
                                                   2000             1999
                                               ------------     -----------
(in millions)
Cost of fuel for electric generation and
   qualifying facilities (QF) purchases          $      229       $     371
Cost of purchases from the PX                           196             152
Cost of ancillary services                              203             110
Proceeds from sales to the PX                          (115)           (224)
                                               ------------     -----------
                                                 $      513       $     409
                                               ============     ===========

Transition Period, Rate Freeze, and Rate Reduction
--------------------------------------------------
   California's electric industry restructuring established a transition period during which electric rates remain frozen at 1996 levels (with the exception that, on January 1, 1998, rates for small commercial and residential customers were reduced by 10 percent and remain frozen at this reduced level) and investor-owned utilities may recover their transition costs. Transition costs are generation-related costs that prove to be uneconomic under the new competitive structure. The transition period ends the earlier of December 31, 2001, or when the particular utility has recovered its eligible transition costs.

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, and rate reduction bond debt service. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competition transition charge (CTC), which recovers the transition costs. These CTC revenues are being recovered from all Utility distribution customers and are subject to seasonal fluctuations in the Utility's sales volumes and certain other factors. As the CTC is collected regardless of the customer's choice of electricity supplier (i.e., the CTC is non-bypassable), the Utility believes that the availability of choice to its customers will not have a material impact on its ability to recover transition costs.

   To pay for the 10 percent rate reduction, the Utility refinanced $2.9 billion (the expected revenue reduction from the rate decrease) of its transition costs with the proceeds from the rate reduction bonds. The bonds allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. During the rate freeze, the rate reduction bond debt service will not increase the Utility customers' electric rates. If the transition period ends before December 31, 2001, the Utility may be obligated to return a portion of the economic benefits of the transaction to customers. The timing of any such return and the exact amount of such portion, if any, have not yet been determined.

Transition Cost Recovery
------------------------
   Although most transition costs must be recovered during the transition period, certain transition costs can be recovered after the transition period. Except for certain transition costs discussed below, at the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues.

   Transition costs consist of (1) above-market sunk costs (costs associated with utility generating facilities that are fixed and unavoidable and that were included in customers' rates on December 20, 1995) and future sunk costs, such as costs related to plant removal, (2) costs associated with long-term contracts to purchase power at above-market prices from qualifying facilities and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods, to be included in rates in subsequent periods.)

   Above-market sunk costs result when the book value of a facility exceeds its market value. Conversely, below-market sunk costs result when the market value of a facility exceeds its book value. The total amount of generation facility costs to be included as transition costs is based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. These above- and below-market sunk costs are related to generating facilities that are classified as either non-nuclear or nuclear sunk costs.

   The Utility cannot determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until the valuation of the Utility's remaining non-nuclear generating assets, primarily its hydroelectric generating assets, is completed. The valuation, through appraisal, sale, or other divestiture, must be completed by December 31, 2001. The value of seven of the Utility's other non-nuclear generating facilities was determined when these facilities were sold to third parties. The portion of the sales proceeds that exceeded the book value of these facilities was used to reduce other transition costs. On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. (See "Generation Divestiture" below.) The Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. If the market value of the Utility's hydroelectric facilities is determined based upon any method other than a sale of the facilities to a third party, a material charge to Utility earnings could result. Any excess of market value over book value would be used to reduce other transition costs. (See "Generation Divestiture" below.)

   For nuclear transition costs, revenues provided for transition cost recovery are based on the accelerated recovery of the investment in Diablo Canyon Nuclear Power Plant (Diablo Canyon) over a five-year period ending December 31, 2001. The amount of nuclear generation sunk costs was determined separately through a CPUC proceeding and was subject to a final verification audit that was completed in August 1998. The audit of the Utility's Diablo Canyon accounts at December 31, 1996, resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, that questioned $200 million of the $3.3 billion sunk costs. The CPUC will review the results of the audit and may seek to make adjustments to Diablo Canyon's sunk costs subject to transition cost recovery. In May 2000, the Utility filed a petition at the CPUC to close out the audit report without any changes in rates. The petition is not opposed by the two consumer advocacy groups who originally requested the audit, the Commission's Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN). At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

   Costs associated with the Utility's long-term contracts to purchase electric power are included as transition costs. Regulation required the Utility to enter into such long-term agreements with non-utility generators.

Prices fixed under these contracts are now typically above prices for power in wholesale markets. Over the remaining life of these contracts, the Utility estimates that it will purchase 299 million MWh of electric power. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract.
The contracts expire at various dates through 2028.

   The total costs under long-term contracts are based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. For the three months ended March 31, 2000 and 1999, the average price paid under the Utility's long-term contracts for electricity was 5.3 cents and 5.5 cents per kilowatt-hour (kWh), respectively. The average cost of electricity purchased at market rates from the PX for the three months ended March 31, 2000 and 1999, was 3.6 cents and 2.3 cents per kWh, respectively.

   Generation-related regulatory assets and obligations (net generation-related regulatory assets) are included as transition costs. At March 31, 2000 and December 31, 1999, the Utility's generation-related net regulatory assets totaled $4.0 billion.

   Certain transition costs can be recovered through a non-bypassable charge to distribution customers after the transition period. These costs include
(1) certain employee-related transition costs, (2) above-market payments under existing long-term contracts to purchase power, discussed above, (3) up to $95 million of transition costs to the extent that the recovery of such costs during the transition period was displaced by the recovery of electric industry restructuring implementation costs, and (4) transition costs financed by the rate reduction bonds. Transition costs financed by the issuance of rate reduction bonds will be recovered over the term of the bonds. In addition, the Utility's nuclear decommissioning costs are being recovered through a CPUC-authorized charge, which will extend until sufficient funds exist to decommission the nuclear facility. During the rate freeze, the charge for these costs will not increase Utility customers' electric rates. Excluding these exceptions, the Utility will write off any transition costs not recovered during the transition period.

   The Utility is amortizing its transition costs, including most generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. During the transition period, a reduced rate of return on common equity of 6.77 percent applies to all generation assets, including those generation assets reclassified to regulatory assets. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the non-bypassable CTC and generation divestiture. Regulatory assets related to electric industry restructuring increased by $15 million for the quarter ended March 31, 2000, and decreased $247 million for the quarter ended March 31, 1999.

   During the transition period, the CPUC reviews the Utility's compliance with accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. In February 2000, the CPUC approved substantially all non-nuclear transition costs that were amortized during the first six months of 1998. The CPUC is currently reviewing non-nuclear transition costs amortized from July 1, 1998, to June 30, 1999.

Generation Divestiture
----------------------
   In 1998, the Utility sold three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and had a combined capacity of 2,645 megawatts (MW).

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

   The gains from the sale of the fossil-fueled generation plants were used to offset other transition costs. Likewise, the loss from the sale of the complex of geothermal generation facilities is being recovered as a transition cost.

   The Utility has retained a liability for required environmental remediation related to any pre-closing soil or groundwater contamination at the plants it has sold.

   On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. The Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. Under the process proposed in the application, the PG&E National Energy Group would be permitted to participate in the auction on the same basis as other bidders.

   The sale of the hydroelectric facilities would be subject to certain conditions, including the transfer or re-issuance of various permits and licenses by the FERC and other agencies. In addition, the FERC must approve assignment of the Utility's Reliability Must Run Contract with the ISO for any facility subject to such contract. Under the proposed purchase and sale agreement, the CPUC's approval of the proposed sale on terms acceptable to the Utility in the Utility's sole discretion is also a condition precedent to the closing of any sale.

   The CPUC has ordered that the proceeding be divided into two concurrent phases: one to review the potential environmental impacts of the proposed auction under the California Environmental Quality Act and a second to determine whether the Utility's auction proposal, or some other alternative to the proposal, is in the public interest. The ruling sets a procedural schedule that calls for a final decision on the Utility's auction proposal by October 19, 2000, and a final environmental impact report published in November 2000. The ruling also anticipates that a final CPUC decision approving the sale would be issued by May 15, 2001. Finally, the ruling prohibits the Utility from withdrawing its application without express CPUC authority. It is uncertain whether the CPUC will ultimately approve the Utility's auction proposal.

   On February 17, 2000, the CPUC issued a decision in another proceeding, the 1998 Annual Transition Cost Proceeding (ATCP), that requires California investor-owned utilities to estimate the market value of their remaining non-nuclear generating assets, including the land associated with those assets, at a value not less than the net book value of those assets on an aggregate basis and to credit the Transition Cost Balancing Account (TCBA) with the estimated value. The decision encourages the utilities to base such estimates on realistic assessments of the market value of the assets. The decision provides that if the estimated market valuation is less than book value for any individual asset, accelerated amortization of the associated transition costs will continue until final market valuation of the asset occurs through sale, appraisal, or other divestiture. If the final value of the assets, determined through sale, appraisal, or other divestiture, is higher than the estimate, the excess amount would be used to reduce remaining transition costs, if any. The utilities are required to file the adjusted entries to their respective TCBA based on the estimated market values with the CPUC by May 31, 2000. The filing will become effective after appropriate review by the CPUC's Energy Division and will be subject to review in the next ATCP. On May 2, 2000, a proposed decision was issued recommending the establishment of an accounting mechanism to permit a regulatory asset to be recorded equal to the amount credited to the TCBA. If an estimate of the market value of the non-nuclear generating assets is adopted that exceeds the aggregate net book value of those assets, and if an appropriate accounting mechanism is not adopted, a charge to earnings would result.

   At March 31, 2000, the book value of the Utility's net investment in hydroelectric generation assets was approximately $0.7 billion, excluding approximately $0.5 billion of net investment reclassified as regulatory assets. Any excess of market value over the $0.7 billion book value would be used to reduce transition costs, including the remaining $0.5 billion of regulatory assets related to the hydroelectric generation assets. If the market value of the hydroelectric generation assets is determined by any method other than a sale of the assets to a third party, or if the winning bidder for any of the auctioned assets is the PG&E National Energy Group, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. As discussed above, it is possible that the CPUC will require an interim valuation through an estimate of market value of the assets prior to transfer, sale or other divestiture, which could also result in a material charge. While transfer or sale to an affiliated entity such as the PG&E National Energy Group would result in a material charge to income, neither PG&E Corporation nor the Utility believes that the sale of any generation facilities to a third party will have a material impact on its results of operations.

   The Utility's ability to continue recovering its transition costs depends on several factors, including (1) the continued application of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC, (3) the determined value of the Utility's hydroelectric generation facilities, (4) future Utility sales levels, (5) future Utility fuel and operating costs, and
(6) the market price of electricity. Given the current evaluation of these factors, PG&E Corporation believes that the Utility will recover its transition costs. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material charge.

Post-Transition Period
----------------------
   The timing of the end of the rate freeze and corresponding transition period will, in part, depend on the timing of the valuation of the Utility's hydroelectric generating assets and the ultimate determined value of such assets since any excess of market value over the assets' book value would be used to reduce transition costs. If the value of the Utility's hydroelectric generation assets is significantly higher than the related book value, the transition period and the rate freeze could end before December 31, 2001, and potentially could end during 2000.

   In October 1999, the CPUC issued a decision in the Utility's post-transition period ratemaking proceeding. Among other matters, the CPUC's decision addresses the mechanisms for ending the current electric rate freeze and for establishing post-transition period accounting mechanisms and rates. The decision prohibits the Utility from continuing to price electric generation from Diablo Canyon based on the incremental cost incentive price
(ICIP) after the transition period has ended. The ICIP, which has been in place since January 1, 1997, is a performance-based mechanism that establishes a rate per kilowatt-hour (kWh) generated by the facility. The ICIP prices for 1999, 2000, and 2001 are 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively. The average price for base load electric energy (the price received for a constant level of electric generation for all hours of electric demand) sold at market rates to the California PX for the three-month periods ended March 31, 2000 and 1999, was 3.6 cents and 2.3 cents per kWh, respectively. The average price for base load electric energy sold at market rates to the California PX for the 12 months ending March 31, 2000 was
4.0 cents per kWh. Future market prices may be higher or lower. Under the CPUC's decision, after the transition period, the Utility must price Diablo Canyon generation at the prevailing market price for power.

   The CPUC decision requires the Utility to provide quarterly forecasts of when the Utility's rate freeze (i.e., transition period) may end based on various assumptions regarding energy prices and the market value of the Utility's remaining generation assets. The Utility is required to notify the CPUC three months before the earliest forecasted end of its rate freeze and provide draft tariff language and sample calculations of the rates that would go into effect when the rate freeze ends. After the Utility completes its transition cost recovery, it must implement its post-rate-freeze rates.

   After the rate freeze and transition periods end, the Utility must refund to electric customers any over-collected transition costs (plus interest at the Utility's three-month commercial paper rate) within one year after the end of the rate freeze. The Utility also will be prohibited from collecting after the rate freeze certain electric costs incurred during the rate freeze but not recovered during the rate freeze, including costs that are not classified as transition costs and are not related to generation assets such as under-collected accounting balances relating to power purchases. Through the end of its rate freeze, the Utility will continue to incur certain non-transition costs and place those costs into balancing and memorandum accounts for future recovery. There is a risk that the Utility will be unable to collect certain non-transition costs that, due to lags in the regulatory cost approval process, have not been approved for recovery nor collected when the rate freeze ends. The Utility is unable to predict the amount of such potential unrecoverable costs.

   In November 1999, the Utility filed an application for rehearing of the CPUC's decision. In March 2000, the CPUC denied the Utility's application for rehearing on the issues of Diablo Canyon ICIP and post-transition period recovery of non-transition costs. On April 17, 2000, the Utility filed a petition for review in the California Court of Appeal on the issue of post-transition period recovery of non-transition costs.

   The CPUC also has established the Purchased Electric Commodity Account
(PECA) for the Utility to track energy costs after the rate freeze and transition period end. The CPUC intends to explore other ratemaking issues, including whether dollar-for-dollar recovery of energy costs is appropriate, in the second phase of the post-transition period electric ratemaking proceeding. There are three primary options for the future regulatory framework for utility electric energy procurement cost recovery after the rate freeze: (1) a CPUC-defined procurement practice, that if followed by the Utility, would pass through costs without the need for reasonableness reviews,
(2) a pass-through of costs subject to after-the-fact reasonableness reviews, or (3) a procurement incentive mechanism with rewards and penalties determined based on the Utility's energy purchasing performance compared to a benchmark. The Utility proposed adoption of either a defined procurement practice or a procurement incentive mechanism, neither of which would involve reasonableness reviews. On March 17, 2000, the CPUC issued a proposed decision that states that after the rate freeze, there will be two electric rate proceedings to address electric energy procurement practices and rates. The Revenue Adjustment Proceeding (RAP) will be a forecast of costs, and the ATCP will include a review of procurement costs to the extent costs above the wholesale PX rate are included in the PECA. The volatility of earnings and risk exposure of the Utility related to post-transition period purchases of electricity is dependent on which of these options, or some other approach, is adopted.

   Further, pursuant to the 1997 CPUC decision establishing the ICIP, the Utility is required to begin sharing 50 percent of the net benefits of operating Diablo Canyon with ratepayers at the end of the transition period. The Utility is required to file an application by July 2000 with its proposal for the methods to be used in the valuation of the benefits associated with the operation of Diablo Canyon, and the mechanism to be used to share these benefits with ratepayers. The Utility and PG&E Corporation are unable to predict what type of valuation and sharing mechanism will be adopted and what the ultimate financial impact of the sharing mechanism will have on results of operations or financial position.

   The ultimate financial impact of the post-transition period issues discussed above will depend on the date the Utility's transition cost recovery is completed and the rate freeze ends, future costs including Diablo Canyon operating costs, future market prices for electricity, the method adopted by the CPUC for sharing net benefits of operating Diablo Canyon with ratepayers, the amount of any electric non-transition costs that have been incurred but not recovered as of the end of the rate freeze, the timing of various regulatory proceedings in which the Utility seeks approval for rate recovery of various costs incurred during the rate freeze, and other variables that PG&E Corporation and the Utility are unable to predict.

   After the transition period, the Utility's future earnings from its electric distribution will be subject to volatility due to sales fluctuations.

NOTE 3: RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

   The following table is a summary of the contract or notional amounts and maturities of PG&E Corporation's contracts used for non-hedging activities related to commodity risk management as of March 31, 2000 and 1999. Short and long positions pertaining to derivative contracts used for hedging activities as of March 31, 2000 and 1999, are immaterial.

                                                                    Maximum
Natural Gas, Electricity,                     Purchase      Sale    Term in
and Natural Gas Liquids Contracts              (Long)     (Short)     Years
---------------------------------------------------------------------------
(billions of MMBtu equivalents (1))

Non-Hedging Activities - March 31, 2000

Swaps                                           1.74        1.66          7
Options                                         0.80        0.83          8
Futures                                         0.10        0.11          2
Forward Contracts                               2.22       13.00         11

Non-Hedging Activities - March 31, 1999

Swaps                                           3.83        3.65          8
Options                                         1.08        0.99          5
Futures                                         0.55        0.57          3
Forward Contracts                               2.62        2.67          9

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

   PG&E Corporation's net gains (losses) on swaps, options, futures, and forward contracts held during the quarters ended March 31, 2000 and 1999, are as follows:

                                                March 31,        March 31,
                                                   2000            1999
                                                ---------        ---------
(in millions)
Swaps                                            $    (23)        $    235
Options                                                62               15
Futures                                                37               (9)
Forward contracts                                     (31)            (203)
                                                  -------          -------
Net gain                                         $     45         $     38
                                                  =======          =======

   The following table discloses the estimated fair values of risk management assets and liabilities as of March 31, 2000 and December 31, 1999. The ending and average fair values and associated carrying amounts of derivative contracts used for hedging purposes are not material as of March 31, 2000 and December 31, 1999.

                                              Average               Ending
                                            Fair Value           Fair Value
---------------------------------------------------------------------------
(in millions)

Non-hedging activities - March 31, 2000

Assets
Swaps                                          $  146               $   48
Options                                            90                   87
Futures                                            27                    7
Forward Contracts                                 590                  614
                                               ------               ------
   Total                                       $  853               $  756

Noncurrent portion                                                  $  322
Current portion                                                     $  434

Liabilities
Swaps                                          $  130               $   42
Options                                            61                   40
Futures                                            39                   12
Forward Contracts                                 502                  547
                                               ------               ------
   Total                                       $  732               $  641

Noncurrent portion                                                  $  250
Current portion                                                     $  391

Non-hedging activities - December 31, 1999

Assets
Swaps                                          $  643               $  244
Options                                           106                   92
Futures                                           175                   47
Forward Contracts                                 667                  596
                                               ------               ------
   Total                                       $1,591               $  979

Noncurrent portion                                                  $  372
Current portion                                                     $  607

Liabilities
Swaps                                          $  592               $  218
Options                                           109                   81
Futures                                           201                   67
Forward Contracts                                 561                  456
                                               ------               ------
   Total                                       $1,463               $  822

Noncurrent portion                                                  $  247
Current portion                                                     $  575

   PG&E Corporation, primarily through its subsidiaries, engages in risk management activities for both non-hedging and hedging purposes. Non-hedging activities are conducted principally through its unregulated subsidiary, PG&E Energy Trading (PG&E ET). In compliance with regulatory requirements, the Utility manages risk independently from the activities in PG&E Corporation's unregulated businesses (see Note 1 for further discussion). The Utility primarily engages in hedging activities which were immaterial for the three month periods ended March 31, 2000 and 1999.

   In valuing its electric power, natural gas, and natural gas liquids portfolios, PG&E Corporation considers a number of market risks and estimated costs and continuously monitors the valuation of identified risks and adjusts them based on present market conditions. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that PG&E Corporation could realize in the current market.

   Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. Margin cash requirements for over-the-counter financial instruments are specified by the particular instrument and often do not require margin cash and are settled monthly. Both exchange-traded and over-the-counter options contracts require payment/receipt of an option premium at the inception of the contract. Margin cash for commodities futures and cash on deposit with counterparties was $22 million at March 31, 2000.

   The credit exposure of the five largest counterparties comprised approximately $326 million of the total credit exposure associated with financial instruments used to manage price risk. Counterparties considered to be investment grade or higher comprise 88 percent of the total credit exposure.

NOTE 4: UTILITY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY UTILITY SUBORDINATED DEBENTURES

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

NOTE 5: DIVESTITURES

   In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E Energy Services (PG&E ES), its wholly owned subsidiary, through a sale. In December 1999, the intended disposal was accounted for as a discontinued operation. In connection with this transaction, PG&E Corporation's investment in PG&E ES was written down to its estimated net realizable value. In addition, PG&E Corporation provided a reserve for anticipated losses through the date of sale. The total provision for discontinued operations was $58 million, net of income taxes of $36 million. During the three-month period ended March 31, 2000, $14.7 million was charged against this reserve. On April 12, 2000, the PG&E National Energy Group signed an agreement to sell specified assets, liabilities, and contracts of PG&E Energy Services Corporation. The consideration to be received by the PG&E National Energy Group is $20 million, plus net working capital of approximately $65 million, for a total of $85 million. The transaction is expected to close by June 2000. The remaining components of PG&E Energy Services Corporation, mainly the Value Added Services business and various other assets, will continue to be offered for sale. The PG&E National Energy Group expects to complete this disposition prior to year-end 2000. The disposition of PG&E ES has been reflected in the financial statements as a discontinued operation. The PG&E ES business segment generated net losses of $8 million (or $0.02 per share), for the three month period ended March 31, 1999.

   The total assets and liabilities, including the charge noted above, of PG&E ES included in the PG&E Corporation Consolidated Balance Sheet at March 31, 2000 and December 31, 1999 are as follows:

                                                 March 31,      December 31,
                                                   2000            1999
                                               -----------      -----------
(in millions)

Assets
Current assets                                   $   83            $  114
Noncurrent assets                                    88                83
                                                  -----             -----
   Total Assets                                     171               197

Liabilities
Current liabilities                                  40                61
Noncurrent liabilities                                9                10
                                                  -----             -----
   Total Liabilities                                 49                71
                                                  -----             -----
Net Assets                                       $  122            $  126
                                                  =====             =====

   On January 27, 2000, the PG&E National Energy Group signed a definitive agreement with El Paso Field Services Company (El Paso) providing for the sale to El Paso, a subsidiary of El Paso Energy Corporation, of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively, PG&E GT-Texas). The consideration to be received by the PG&E National Energy Group includes $279 million in cash subject to a working capital adjustment, the assumption by El Paso of debt having value of $624 million, and other liabilities associated with PG&E GT-Texas.

   In 1999, PG&E Corporation recognized a charge against earnings of $890 million after-tax as follows: (1) an $819 million write down of net property, plant, and equipment, (2) the elimination of the unamortized portion of goodwill, in the amount of $446 million, and (3) an accrual of $10 million representing selling costs.

   Proceeds from the sale will be used to retire short-term debt associated with PG&E GT-Texas' operations and for other corporate purposes. Closing of the sale, which is expected in the first half of 2000, is subject to approval under the Hart-Scott-Rodino Act.

   The sale of PG&E GT-Texas represents disposal of the PG&E GTT business segment and a portion of the PG&E ET business segment. PG&E GT-Texas' total assets and liabilities, including the charge noted above, included in the PG&E Corporation Consolidated Balance Sheet at March 31, 2000 and December 31, 1999, are as follows:

                                                March 31,      December 31,
                                                   2000            1999
                                               -----------      -----------
(in millions)

Assets
Current assets                                   $  209            $  229
Noncurrent assets                                   974               988
                                                  -----             -----
   Total Assets                                   1,183             1,217

Liabilities
Current liabilities                                 458               448
Noncurrent liabilities                              578               624
                                                  -----             -----
   Total Liabilities                              1,036             1,072
                                                  -----             -----
Net Assets                                       $  147            $  145
                                                  =====             =====

NOTE 6: COMMITMENTS AND CONTINGENCIES

Nuclear Insurance
-----------------
   The Utility has insurance coverage for property damage and business interruption losses as a member of Nuclear Electric Insurance Limited (NEIL). Under this insurance, if a nuclear generating facility suffers a loss due to a prolonged accidental outage, the Utility may be subject to maximum retrospective assessments of $15 million (property damage) and $4 million (business interruption), in each case per policy period, in the event losses exceed the resources of NEIL.

   The Utility has purchased primary insurance of $200 million for public liability claims resulting from a nuclear incident. The Utility has secondary financial protection which provides an additional $9.3 billion in coverage, which is mandated by federal legislation. It provides for loss sharing among utilities owning nuclear generating facilities if a costly incident occurs.
If a nuclear incident results in claims in excess of $200 million, then the Utility may be assessed up to $176 million per incident, with payments in each year limited to a maximum of $20 million per incident.

Environmental Remediation
-------------------------
   The Utility may be required to pay for environmental remediation at sites where it has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. These sites include former manufactured gas plant sites, power plant sites, and sites used by the Utility for the storage or disposal of potentially hazardous materials. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances, even if it did not deposit those substances on the site.

   The Utility records a liability when site assessments indicate remediation is probable and a range of reasonably likely clean-up costs can be estimated. The Utility reviews its remediation liability quarterly for each identified site. The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The remediation costs also reflect (1) current technology, (2) enacted laws and regulations, (3) experience gained at similar sites, and (4) the probable level of involvement and financial condition of other potentially responsible parties. Unless there is a better estimate within this range of possible costs, the Utility records the lower end of this range.

   The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. A change in estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. At March 31, 2000, the Utility expects to spend $303 million for hazardous waste remediation costs at identified sites, including divested fossil-fueled power plants. The Utility had an accrued liability of $275 million and $271 million at March 31, 2000 and December 31, 1999, respectively, representing the discounted value of these costs.

   Of the $275 million accrued liability discussed above, the Utility has recovered $148 million through rates, including $34 million through depreciation, and expects to recover another $99 million in future rates. Additionally, the Utility is mitigating its costs by obtaining recovery of its costs from insurance carriers and from other third parties as appropriate.

   Environmental remediation at identified sites may be as much as $501 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated. The Utility estimated this upper limit of the range of costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for clean-up costs at additional sites or outcomes change.

   Further, as discussed in "Generation Divestiture" in Note 2, the Utility will retain the pre-closing remediation liability associated with divested generation facilities.

   PG&E Corporation believes the ultimate outcome of these matters will not have a material impact on its or the Utility's financial position or results of operations.

Legal Matters
-------------
Chromium Litigation:
   Several civil suits are pending against the Utility in California state court. The suits seek an unspecified amount of compensatory and punitive damages for alleged personal injuries resulting from alleged exposure to chromium in the vicinity of the Utility's gas compressor stations at Hinkley, Kettleman, and Topock, California. Currently, there are claims pending on behalf of approximately 900 individuals.

   The Utility is responding to the suits and asserting affirmative defenses. The Utility will pursue appropriate legal defenses, including statute of limitations or exclusivity of workers' compensation laws, and factual defenses, including lack of exposure to chromium and the inability of chromium to cause certain of the illnesses alleged.

   PG&E Corporation believes that the ultimate outcome of these matters will not have a material adverse impact on its or the Utility's financial position or results of operations.

Texas Franchise Fee Litigation:
   In connection with PG&E Corporation's acquisition of Valero Energy Corporation, now known as PG&E Gas Transmission Texas Corporation (PG&E GTT), PG&E GTT succeeded to the litigation described below.

   PG&E GTT and various of its affiliates are defendants in at least two class action suits and five separate suits filed by various Texas cities.
Generally, these cities allege, among other things, that (1) owners or operators of pipelines occupied city property and conducted pipeline operations without the cities' consent and without compensating the cities, and (2) the gas marketers failed to pay the cities for accessing and utilizing the pipelines located in the cities to flow gas under city streets.
Plaintiffs also allege various other claims against the defendants for failure to secure the cities' consent. Damages are not quantified.

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

   In connection with the certification of a class in one of the class actions, the court ordered notice to be sent to all potential class members and setting an opt-out deadline of December 31, 1997. Notices were mailed to approximately 159 Texas cities. Fewer than 20 cities opted out by the deadline. In November 1999, the court signed an order dismissing from the class 42 cities because it determined there was no pipeline presence and no past or present sales activity, leaving 106 cities in the class. A settlement proposal has been presented to the court. On January 27, 2000, the court approved the settlement proposal and established a 14-day period whether to accept the negotiated settlement terms or opt out of the settlement. The Court also stated that if Corpus Christi does not accept the settlement proposal, it will be placed in a sub-class, whose claims will not be finalized as part of the settlement approval. Corpus Christi has the right to opt out of this subclass. The settlement proposal contemplates, among other things, that the PG&E Corporation defendants would pay a total of not more than $12.2 million to the settling class cities, inclusive of attorney fees, reduced by amounts attributable to opt-out cities. The defendants retain the right to reject the settlement if the settlement proposal is not approved by certain key cities and by 80 percent of the plaintiff class. Although a significant number of the 106 cities in the plaintiff class already have either approved the settlement by enacting the ordinance, or adopted resolutions to pass the ordinance, certain key cities and other cities have not approved the settlement and have opted out of the settlement. Corpus Christi has opted out of the general settlement, but is continuing to negotiate a possible sub-class settlement with representatives of the class defendants. Representatives of the class defendants and class counsel are negotiating changes to the settlement. The settlement is also subject to final court approval.

   PG&E Corporation believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or its results of operations. In January 2000, PG&E Corporation's National Energy Group signed a definitive agreement to sell the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. The buyer will assume all liabilities associated with the cases described above.

Recorded Liability for Legal Matters:
   In accordance with SFAS No. 5, PG&E Corporation makes a provision for a liability when both it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The following table reflects the current year's activity to the recorded liability for legal matters:

                                                   PG&E
                                               Corporation        Utility
                                               ------------     -----------
(in millions)
Beginning balance, January 1, 2000                  $  125           $   69
Provisions for liabilities                               1                1
Payments                                                (4)              (4)
Adjustments                                              -                -
                                                     -----            -----
Ending balance, March 31, 2000                      $  122           $   66
                                                     =====            =====

NOTE 7: SEGMENT INFORMATION

PG&E Corporation has identified four reportable operating segments. The Utility is one reportable operating segment and the other three are part of the PG&E National Energy Group. These four reportable operating segments provide different products and services and are subject to different forms of regulation or jurisdictions. PG&E Corporation's reportable segments are described below.

   Utility: PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company, provides natural gas and electric service to one of every 20 Americans.

   PG&E National Energy Group: The PG&E National Energy Group businesses develop, construct, operate, own, and manage independent power generation facilities that serve wholesale and industrial customers through PG&E Generating Company, LLC and its affiliates (collectively, PG&E Gen); own and operate natural gas pipelines, natural gas storage facilities, and natural gas processing plants, primarily in the Pacific Northwest and in Texas, through various subsidiaries of PG&E Corporation (collectively, PG&E Gas Transmission or PG&E GT); and purchase and sell energy commodities and provide risk management services to customers in major North American markets, including the other PG&E National Energy Group non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers through PG&E Energy Trading - Gas Corporation, PG&E Energy Trading - Power, L.P., and their affiliates (collectively, PG&E Energy Trading or PG&E ET). In the fourth quarter of 1999, PG&E Corporation's Board of Directors approved a plan for the divestiture of PG&E Corporation's Texas natural gas and natural gas liquids business. Also in the fourth quarter of 1999, PG&E Corporation's Board of Directors approved a plan for the divestiture of PG&E Corporation's retail energy services, conducted through PG&E ES.

   Segment information for the three months ended March 31, 2000 and 1999, respectively, was as follows:


                                  Utility           PG&E National Energy Group
                                 -------  -------------------------------------------
                                                        PG&E GT                 Elimi-
                                                   ----------------           nations &
                                           PG&EGen     NW     Texas   PG&E ET  Other (1)   Total
                                           ------- -------   -------  -------  -------   -------
(in millions)

March 31, 2000
Operating revenues               $ 2,214   $  310   $   45   $  212   $2,237   $  (10)   $ 5,008
Intersegment revenues                  4        2       12       13      320     (351)         -
                                 -------  -------  -------  -------  -------   -------   -------
Total operating revenues           2,218      312       57      225    2,557     (361)     5,008
Income from
   continuing operations             228       35       14        -       11       (8)       280
Total assets at quarter end       21,357    3,865    1,149    1,183    1,886     (244)    29,196

March 31, 1999

Operating revenues               $ 2,083  $   288  $    46  $   313  $ 2,396   $    -    $ 5,126
Intersegment revenues                  2        1       12       44      235     (294)         -
                                 -------  -------  -------  -------  -------   -------   -------
Total operating revenues           2,085      289       58      357    2,631     (294)     5,126
Income from
   continuing operations             147       32       15      (24)      (3)       -        167
Total assets at quarter end       22,455    3,831    1,165    2,643    4,014        -     34,108

(1) Net income on intercompany positions recognized by segments using mark-to-market accounting is eliminated.  Intercompany transactions are also eliminated.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                ---------------------------------------------

   PG&E Corporation is an energy-based holding company headquartered in San Francisco, California. PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company (the Utility), provides natural gas and electric service to one of every 20 Americans. The PG&E National Energy Group provides energy products and services throughout North America.

   The PG&E National Energy Group businesses develop, construct, operate, own, and manage independent power generation facilities that serve wholesale and industrial customers through PG&E Generating Company, LLC (and its affiliates (collectively, PG&E Gen); own and operate natural gas pipelines, natural gas storage facilities, and natural gas processing plants, primarily in the Pacific Northwest and in Texas, through various subsidiaries of PG&E Corporation (collectively, PG&E Gas Transmission or PG&E GT); purchase and sell energy commodities and provide risk management services to customers in major North American markets, including the other PG&E National Energy Group non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers through PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power, L.P., and their affiliates (collectively, PG&E Energy Trading or PG&E ET); and provide competitively priced electricity, natural gas, and related services to industrial, commercial, and institutional customers through PG&E Energy Services Corporation (PG&E Energy Services or PG&E ES). PG&E Corporation has entered into an agreement to sell its Texas natural gas and natural gas liquids business. PG&E Corporation also has entered into an agreement to sell the stock of PG&E ES, through which the buyer will acquire PG&E ES' retail electric and gas commodities business.

   This is a combined Quarterly Report on Form 10-Q of PG&E Corporation and Pacific Gas and Electric Company. It includes separate consolidated financial statements for each entity. The consolidated financial statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's wholly owned and controlled subsidiaries. The consolidated financial statements of the Utility reflect the accounts of the Utility and its wholly owned and controlled subsidiaries. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1999 Annual Report on Form 10-K.

   This combined Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements.

   Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include:

 - regulatory changes, including the pace and extent of the ongoing restructuring of the electric and natural gas industries across the United States;

 - operational changes related to industry restructuring, including changes in the Utility's business processes and systems;

 - the method and timing of disposition and valuation of the Utility's hydroelectric generation assets;

 - the timing of the completion of the Utility's transition cost recovery and the consequent end of the current electric rate freeze in California;

 - any changes in the amount of transition costs the Utility is allowed to collect from its customers;

 - future operating performance at the Diablo Canyon Nuclear Power Plant (Diablo Canyon);

 - the method adopted by the California Public Utilities Commission (CPUC) for sharing the net benefits of operating Diablo Canyon with ratepayers and the timing of the implementation of the adopted method;

 - the extent of anticipated growth of transmission and distribution services in the Utility's service territory;

 -  future market prices for electricity;

 -  future fuel prices;

 -  future weather conditions;

 - the success of management's strategies to maximize shareholder value in the PG&E National Energy Group, which may include acquisitions or dispositions of assets, or internal restructuring;

 - the extent to which our current or planned generation development projects are completed and the pace and cost of such completion;

 -  generating capacity expansion and retirements by others;

 -  the successful integration and performance of acquired assets;

 - the outcome of the Utility's various regulatory proceedings, including the proposal to auction the Utility's hydroelectric generation assets, the electric transmission rate case applications, and post-transition period ratemaking proceedings;

 - fluctuations in commodity gas, natural gas liquids, and electric prices and our ability to successfully manage such price fluctuations;

 - the pace and extent of competition in the California generation market and its impact on the Utility's costs and resulting collection of transition costs;

 - the effect of compliance with existing and future environmental laws, regulations, and policies; the cost of which could be significant; and

 -  the outcome of pending litigation.

   As the ultimate impact of these and other factors is uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect. Each of these factors is discussed in greater detail in this MD&A.

   In this MD&A, we first discuss our competitive and regulatory environment. We then discuss earnings and changes in our results of operations for the quarters ended March 31, 2000 and 1999. Finally, we discuss liquidity and financial resources, various uncertainties that could affect future earnings, and our risk management activities. Our MD&A applies to both PG&E Corporation and the Utility.

THE UTILITY

Transition Period, Rate Freeze, and Rate Reduction
--------------------------------------------------
   California's electric industry restructuring established a transition period during which electric rates remain frozen at 1996 levels (with the exception that, on January 1, 1998, rates for small commercial and residential customers were reduced by 10 percent and remain frozen at this reduced level) and investor-owned utilities may recover their transition costs. Transition costs are generation-related costs that prove to be uneconomic under the new competitive structure. The transition period ends the earlier of December 31, 2001, or when the particular utility has recovered its eligible transition costs.

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, and rate reduction bond debt service. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competitive transition charge (CTC), which recovers the transition costs. These CTC revenues are being recovered from all Utility distribution customers and are subject to seasonal fluctuations in the Utility's sales volumes and certain other factors. As the CTC is collected regardless of the customer's choice of electricity supplier (i.e., the CTC is non-bypassable), the Utility believes that the availability of choice to its customers will not have a material impact on its ability to recover transition costs.

Transition Cost Recovery
------------------------
   Although most transition costs must be recovered during the transition period, certain transition costs can be recovered after the transition period. Except for certain transition costs discussed below, at the conclusion of the transition period, the Utility will be at risk to recover any of its remaining generation costs through market-based revenues.

   Transition costs consist of (1) above-market sunk costs (costs associated with utility generating facilities that are fixed and unavoidable and that were included in customers' rates on December 20, 1995) and future sunk costs, such as costs related to plant removal, (2) costs associated with long-term contracts to purchase power at above-market prices from qualifying facilities
(QF) and other power suppliers, and (3) generation-related regulatory assets and obligations. (In general, regulatory assets are expenses deferred in the current or prior periods, to be included in rates in subsequent periods.)

   Above-market sunk costs result when the book value of a facility exceeds its market value. Conversely, below-market sunk costs result when the market value of a facility exceeds its book value. The total amount of generation facility costs to be included as transition costs is based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. These above- and below-market sunk costs are related to generating facilities that are classified as either non-nuclear or nuclear sunk costs.

   The Utility cannot determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until the valuation of the Utility's remaining non-nuclear generating assets, primarily its hydroelectric generating assets, is completed. The valuation, through appraisal, sale, or other divestiture, must be completed by December 31, 2001. The value of seven of the Utility's other non-nuclear generating facilities was determined when these facilities were sold to third parties. The portion of the sales proceeds that exceeded the book value of these facilities was used to reduce other transition costs. On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. (See "Generation Divestiture" below.) The Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. If the market value of the Utility's hydroelectric facilities is determined based upon any method other than a sale of the facilities to a third party, a material charge to Utility earnings could result. Any excess of market value over book value would be used to reduce other transition costs. (See "Generation Divestiture" below.)

   For nuclear transition costs, revenues provided for transition cost recovery are based on the accelerated recovery of the investment in Diablo Canyon over a five-year period ending December 31, 2001. The amount of nuclear generation sunk costs was determined separately through a CPUC proceeding and was subject to a final verification audit that was completed in August 1998. The audit of the Utility's Diablo Canyon accounts at December 31, 1996, resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, that questioned $200 million of the $3.3 billion sunk costs. The CPUC will review the results of the audit and may seek to make adjustments to Diablo Canyon's sunk costs subject to transition cost recovery. In May 2000, the Utility filed a petition at the CPUC to close out the audit report without any changes in rates. The petition is not opposed by the two consumer advocacy groups who originally requested the audit, the Commission's Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN). At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

   Costs associated with the Utility's long-term contracts to purchase electric power are included as transition costs. Regulation required the Utility to enter into such long-term agreements with non-utility generators. Prices fixed under these contracts are now typically above prices for power in wholesale markets. Over the remaining life of these contracts, the Utility estimates that it will purchase 299 million MWh of electric power. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract.
The contracts expire at various dates through 2028.

   The total costs under long-term contracts are based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. For the three months ended March 31, 2000 and 1999, the average price paid under the Utility's long-term contracts for electricity was 5.3 cents and 5.5 cents per kilowatt-hour (kWh), respectively.

The average cost of electricity purchased at market rates from the California Power Exchange (PX) for the three months ended March 31, 2000 and 1999, was
3.6 cents and 2.3 cents per kWh, respectively.

   Generation-related regulatory assets and obligations (net generation-related regulatory assets) are included as transition costs. At March 31, 2000 and December 31, 1999, the Utility's generation-related net regulatory assets totaled $4.0 billion.

   The Utility is amortizing its transition costs, including most generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. During the transition period, a reduced rate of return on common equity of 6.77 percent applies to all generation assets, including those generation assets reclassified to regulatory assets. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the non-bypassable CTC and generation divestiture. Regulatory assets related to electric industry restructuring increased by $15 million for the quarter ended March 31, 2000, and decreased $247 million for the quarter ended March 31, 1999.

Generation Divestiture
----------------------
    On April 16, 1999, the Utility sold three fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and had a combined capacity of 3,065 MW.

   On May 7, 1999, the Utility sold its complex of geothermal generation facilities for $213 million. At the time of sale, these facilities had a combined book value of $244 million and had a combined capacity of 1,224 MW.

   The gains from the sale of the fossil-fueled generation plants were used to offset other transition costs. Likewise, the loss from the sale of the complex of geothermal generation facilities is being recovered as a transition cost.

   The Utility has retained a liability for required environmental remediation related to any pre-closing soil or groundwater contamination at the plants it has sold.

   On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. The Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. Under the process proposed in the application, the PG&E National Energy Group would be permitted to participate in the auction on the same basis as other bidders.

   The sale of the hydroelectric facilities would be subject to certain conditions, including the transfer or re-issuance of various permits and licenses by the Federal Energy Regulatory Commission (FERC) and other agencies. In addition, the FERC must approve assignment of the Utility's Reliability Must Run Contract with the Independent System Operator (ISO) for any facility subject to such contract. Under the proposed purchase and sale agreement, the CPUC's approval of the proposed sale on terms acceptable to the Utility in the Utility's sole discretion is also a condition precedent to the closing of any sale.

    The CPUC has ordered that the proceeding be divided into two concurrent phases: one to review the potential environmental impacts of the proposed auction under the California Environmental Quality Act and a second to determine whether the Utility's auction proposal, or some other alternative to the proposal, is in the public interest. The ruling sets a procedural schedule that calls for a final decision on the Utility's auction proposal by October 19, 2000, and a final environmental impact report published in November 2000. The ruling also anticipates that a final CPUC decision approving the sale would be issued by May 15, 2001. Finally, the ruling prohibits the Utility from withdrawing its application without express CPUC authority. It is uncertain whether the CPUC will ultimately approve the Utility's auction proposal.

   On February 17, 2000, the CPUC issued a decision in another proceeding, the 1998 Annual Transition Cost Proceeding (ATCP), that requires California investor-owned utilities to estimate the market value of their remaining non-nuclear generating assets, including the land associated with those assets, at a value not less than the net book value of those assets on an aggregate basis and to credit the Transition Cost Balancing Account (TCBA) with the estimated value. The decision encourages the utilities to base such estimates on realistic assessments of the market value of the assets. The decision provides that if the estimated market valuation is less than book value for any individual asset, accelerated amortization of the associated transition costs will continue until final market valuation of the asset occurs through sale, appraisal, or other divestiture. If the final value of the assets, determined through sale, appraisal, or other divestiture, is higher than the estimate, the excess amount would be used to reduce remaining transition costs, if any. The utilities are required to file the adjusted entries to their respective TCBA based on the estimated market values with the CPUC by May 31, 2000. The filing will become effective after appropriate review by the CPUC's Energy Division and will be subject to review in the next ATCP. On May 2, 2000, a proposed decision was issued recommending the establishment of an accounting mechanism to permit a regulatory asset to be recorded equal to the amount credited to the TCBA. If an estimate of the market value of the non-nuclear generating assets is adopted that exceeds the aggregate net book value of those assets, and if an appropriate accounting mechanism is not adopted, a charge to earnings would result.

   At March 31, 2000, the book value of the Utility's net investment in hydroelectric generation assets was approximately $0.7 billion, excluding approximately $0.5 billion of net investment reclassified as regulatory assets. Any excess of market value over the $0.7 billion book value would be used to reduce transition costs, including the remaining $0.5 billion of regulatory assets related to the hydroelectric generation assets. If the market value of the hydroelectric generation assets is determined by any method other than a sale of the assets to a third party, or if the winning bidder for any of the auctioned assets is the PG&E National Energy Group, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. As discussed above, it is possible that the CPUC will require an interim valuation through an estimate of market value of the assets prior to transfer, sale, or other divestiture, which could also result in a material charge. While transfer or sale to an affiliated entity such as the PG&E National Energy Group would result in a material charge to income, neither PG&E Corporation nor the Utility believes that the sale of any generation facilities to a third party will have a material impact on its results of operations.

   The Utility's ability to continue recovering its transition costs depends on several factors, including (1) the continued application of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC, (3) the determined value of the Utility's hydroelectric generation facilities, (4) future Utility sales levels, (5) future Utility fuel and operating costs, and
(6) the market price of electricity. Given the current evaluation of these factors, PG&E Corporation believes that the Utility will recover its transition costs. However, a change in one or more of these factors could affect the probability of recovery of transition costs and result in a material charge.

Post-Transition Period
----------------------
   The timing of the end of the rate freeze and corresponding transition period will, in part, depend on the timing of the valuation of the Utility's hydroelectric generating assets and the ultimate determined value of such assets since any excess of market value over the assets' book value would be used to reduce transition costs. If the value of the Utility's hydroelectric generation assets is significantly higher than the related book value, the transition period and the rate freeze could end before December 31, 2001, and potentially could end during 2000.

   In October 1999, the CPUC issued a decision in the Utility's post-transition period ratemaking proceeding. Among other matters, the CPUC's decision addresses the mechanisms for ending the current electric rate freeze and for establishing post-transition period accounting mechanisms and rates. The decision prohibits the Utility from continuing to price electric generation from Diablo Canyon based on the incremental cost incentive price
(ICIP) after the transition period has ended. The ICIP, which has been in place since January 1, 1997, is a performance-based mechanism that establishes a rate per kWh generated by the facility. The ICIP prices for 1999, 2000, and 2001 are 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively. The average price for base load electric energy (the price received for a constant level of electric generation for all hours of electric demand) sold at market rates to the California PX for the three-month periods ended March 31, 2000 and 1999, was 3.6 cents and 2.3 cents per kWh, respectively. The average price for base load electric energy sold at market rates to the California PX for the 12 months ending March 31, 2000 was 4.0 cents per kWh. Future market prices may be higher or lower. Under the CPUC's decision, after the transition period, the Utility must price Diablo Canyon generation at the prevailing market price for power.

   The CPUC decision requires the Utility to provide quarterly forecasts of when the Utility's rate freeze (i.e., transition period) may end based on various assumptions regarding energy prices and the market value of the Utility's remaining generation assets. The Utility is required to notify the CPUC three months before the earliest forecasted end of its rate freeze and provide draft tariff language and sample calculations of the rates that would go into effect when the rate freeze ends. After the Utility completes its transition cost recovery, it must implement its post-rate-freeze rates.

   After the rate freeze and transition periods end, the Utility must refund to electric customers any over-collected transition costs (plus interest at the Utility's three-month commercial paper rate) within one year after the end of the rate freeze. The Utility also will be prohibited from collecting after the rate freeze certain electric costs incurred during the rate freeze but not recovered during the rate freeze, including costs that are not classified as transition costs and are not related to generation assets such as under-collected accounting balances relating to power purchases. Through the end of its rate freeze, the Utility will continue to incur certain non-transition costs and place those costs into balancing and memorandum accounts for future recovery. There is a risk that the Utility will be unable to collect certain non-transition costs that, due to lags in the regulatory cost approval process, have not been approved for recovery nor collected when the rate freeze ends. The Utility is unable to predict the amount of such potential unrecoverable costs.

   In November 1999, the Utility filed an application for rehearing of the CPUC's decision. In March 2000, the CPUC denied the Utility's application for rehearing on the issues of Diablo Canyon ICIP and post-transition period recovery of non-transition costs. On April 17, 2000, the Utility filed a petition for review in the California Court of Appeal on the issue of post-transition period recovery of non-transition costs.

   The CPUC also has established the Purchased Electric Commodity Account
(PECA) for the Utility to track energy costs after the rate freeze and transition period end. The CPUC intends to explore other ratemaking issues, including whether dollar-for-dollar recovery of energy costs is appropriate, in the second phase of the post-transition period electric ratemaking proceeding. There are three primary options for the future regulatory framework for utility electric energy procurement cost recovery after the rate freeze: (1) a CPUC-defined procurement practice, that if followed by the Utility, would pass through costs without the need for reasonableness reviews,
(2) a pass-through of costs subject to after-the-fact reasonableness reviews, or (3) a procurement incentive mechanism with rewards and penalties determined based on the Utility's energy purchasing performance compared to a benchmark. The Utility proposed adoption of either a defined procurement practice or a procurement incentive mechanism, neither of which would involve reasonableness reviews. On March 17, 2000, the CPUC issued a proposed decision that states that after the rate freeze, there will be two electric rate proceedings to address electric energy procurement practices and rates. The Revenue Adjustment Proceeding (RAP) will be a forecast of costs, and the ATCP will include a review of procurement costs to the extent costs above the wholesale PX rate are included in the PECA. The volatility of earnings and risk exposure of the Utility related to post-transition period purchases of electricity is dependent on which of these options, or some other approach, is adopted.

   Further, pursuant to the 1997 CPUC decision establishing the ICIP, the Utility is required to begin sharing 50 percent of the net benefits of operating Diablo Canyon with ratepayers at the end of the transition period. The Utility is required to file an application by July 2000 with its proposal for the methods to be used in the valuation of the benefits associated with the operation of Diablo Canyon, and the mechanism to be used to share these benefits with ratepayers. The Utility and PG&E Corporation are unable to predict what type of valuation and sharing mechanism will be adopted and what the ultimate financial impact of the sharing mechanism will have on results of operation or financial position.

   The ultimate financial impact of the provisions of the post-transition period issues discussed above will depend on the date the Utility's transition cost recovery is completed and the rate freeze ends, future costs including Diablo Canyon operating costs, future market prices for electricity, the method adopted by the CPUC for sharing net benefits of operating Diablo Canyon with ratepayers, the amount of any electric non-transition costs that have been incurred but not recovered as of the end of the rate freeze, the timing of various regulatory proceedings in which the Utility seeks approval for rate recovery of various costs incurred during the rate freeze, and other variables that PG&E Corporation and the Utility are unable to predict.

   After the transition period, the Utility's future earnings from its electric distribution will be subject to volatility due to sales fluctuations.

Distributed Generation and Electric Distribution Competition
------------------------------------------------------------
   In October 1999, the CPUC issued a decision outlining how the CPUC, in cooperation with other regulatory agencies and the California Legislature, plans to address the issues surrounding distributed generation, electric distribution competition, and the role of the utility distribution companies (such as Pacific Gas and Electric Company) in the competitive retail electric market. Distributed generation enables siting of electric generation technologies in close proximity to the electric demand (referred to as "load"). The CPUC decision opened a new rulemaking proceeding to examine various issues concerning distributed generation, including interconnection issues, who can own and operate distributed generation, environmental impacts, the role of utility distribution companies, and the rate design and cost allocation issues associated with the deployment of distributed generation facilities. With respect to electric distribution competition, the CPUC directed its staff to deliver a report by June 2, 2000, on the different policy options that the CPUC, in cooperation with the California Legislature, can pursue. Following the issuance of the report, the CPUC expects to open one or more new proceedings to address electric distribution competition and competition in the retail electric market.

PG&E NATIONAL ENERGY GROUP

   The PG&E National Energy Group has been formed to pursue opportunities created by the gradual restructuring of the energy industry across the nation. The PG&E National Energy Group integrates our national power generation, gas transmission, and energy trading and services businesses. The PG&E National Energy Group contemplates increasing PG&E Corporation's national market presence through a balanced program of acquisition and development of energy assets and businesses, while at the same time undertaking ongoing portfolio management of its assets and businesses. The PG&E National Energy Group's ability to anticipate and capture profitable business opportunities created by restructuring will have a significant impact on PG&E Corporation's future operating results.

Independent Power Generation
----------------------------
   Through PG&E Gen and its affiliates, we participate in the development, construction, operation, ownership, and management of non-utility electric generating facilities that compete in the United States power generation market. In September 1998, PG&E Corporation, through its indirect subsidiary USGen New England, Inc. (USGenNE), completed the acquisition of a portfolio of electric generation assets and power supply contracts from the New England Electric System (NEES). The purchased assets include hydroelectric, coal, oil, and natural gas generation facilities with a combined generating capacity of about 4,000 MW.

   As part of the New England electric industry restructuring, the local utility companies were required to offer Standard Offer Service (SOS) to their retail customers. Retail customers may select alternative suppliers at any time. The SOS is intended to provide customers with a price benefit (the commodity electric price offered to the retail customer is expected to be less than the market price) for the first several years, followed by a price disincentive that is intended to stimulate the retail market.

   Retail customers may continue to receive SOS through June 30, 2002, in New Hampshire (subject to early termination on December 31, 2000, at the discretion of the New Hampshire Public Service Commission), through December 31, 2004, in Massachusetts, and through December 31, 2009, in Rhode Island.

However, if customers choose an alternate supplier, they are precluded from going back to the SOS.

   In connection with the purchase of the generation assets, USGenNE entered into wholesale agreements with certain of the retail companies of NEES to supply at specified prices the electric capacity and energy requirements necessary for their retail companies to meet their SOS obligations. These companies are responsible for passing on to us the revenues generated from the SOS. USGenNE currently is indirectly serving a large portion of the SOS electric capacity and energy requirements for these companies, except in New Hampshire. For the three months ended March 31, 2000, the SOS price paid to generators was $0.038 per kWh for generation. On March 1, 1999, Constellation Power Source, Inc. (Constellation) won the New Hampshire component of the SOS through a competitive bidding solicitation. On January 7, 2000, USGenNE paid approximately $15 million to a third party for this third party's assumption of 10 percent of the Massachusetts Electric Company/Nantucket Electric Company SOS and 40 percent of the Narragansett SOS.

   Like other utilities, New England utilities previously entered into agreements with unregulated companies (e.g., qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA)) to provide energy and capacity at prices that are anticipated to be in excess of market prices. We assumed NEES' contractual rights and duties under several of these power purchase agreements. At March 31, 2000, these agreements provided for an aggregate 655 MW of capacity. However, NEES will make support payments to us toward the cost of these agreements. The support payments by NEES total $0.9 billion in the aggregate (undiscounted) and are due in monthly installments from September 1998 through January 2008. In certain circumstances, with our consent, NEES may make a full or partial lump-sum accelerated payment.

   Initially, approximately 90 percent of the acquired operating capacity, including capacity and energy generated by other companies and provided to us under power purchase agreements, is dedicated to servicing SOS customers. To the extent that customers eligible to receive SOS choose alternate suppliers, or as these obligations are sold to other parties, this percentage will decrease. As customers choose alternate suppliers, or the SOS obligations are sold, a greater proportion of the output of the acquired operating capacity will be subject to market prices.

Gas Transmission Operations
---------------------------
   PG&E Corporation participates in the "midstream" portion of the gas business through PG&E GT NW. PG&E GT NW owns and operates gas transmission pipelines and associated facilities which extend over 612 miles from the Canada-U.S. border to the Oregon-California border. PG&E GT NW provides firm and interruptible transportation services to third party shippers on an open-access basis. Its customers are principally retail gas distribution utilities, electric utilities that use natural gas to generate electricity, natural gas marketing companies, natural gas producers, and industrial consumers.

   On January 27, 2000, the PG&E National Energy Group signed a definitive agreement with El Paso Field Services Company (El Paso) providing for the sale to El Paso, a subsidiary of El Paso Energy Corporation, of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively, PG&E GT-Texas). The consideration to be received by the PG&E National Energy Group includes $279 million in cash subject to a working capital adjustment, the assumption by El Paso of debt having a book value of $624 million, and other liabilities associated with PG&E GT-Texas.

   In 1999, PG&E Corporation recognized a charge against earnings of $890 million after tax, or $2.42 per share, to reflect PG&E GT-Texas' assets at their fair market value. The composition of the pre-tax charge is as follows:
(1) an $819 million write-down of net property, plant, and equipment, (2) the elimination of the unamortized portion of goodwill, in the amount of $446 million, and (3) an accrual of $10 million representing selling costs.

   Proceeds from the sale will be used to retire short-term debt associated with PG&E GT-Texas' operations and for other corporate purposes. Closing of the sale, which is expected in the first half of 2000, is subject to approval under the Hart-Scott-Rodino Act.

Energy Trading
--------------
   Through PG&E ET, we purchase bulk volumes of power and natural gas from PG&E Corporation affiliates and the wholesale market. We then schedule, transport, and resell these commodities, either directly to third parties or to other PG&E Corporation affiliates. PG&E ET also provides risk management services to PG&E Corporation's other businesses (except the Utility) and to wholesale customers. (See "Price Risk Management Activities" below; and Note 3 of the Notes to Condensed Consolidated Financial Statements.)

Energy Services
---------------
   In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E ES, its wholly owned subsidiary, through a sale. The intended disposal has been accounted for as a discontinued operation. In connection with this transaction, PG&E Corporation's investment in PG&E ES was written down to its estimated net realizable value in 1999. In addition, in 1999, PG&E Corporation provided a reserve for anticipated losses through the date of sale. The total provision for discontinued operations was $58 million, net of income taxes of $36 million. During the three month period ended March 31, 2000 $14.7 million was charged against this reserve. On April 12, 2000, the PG&E National Energy Group signed an agreement to sell specified assets, liabilities, and contracts of PG&E Energy Services Corporation. The consideration to be received by the PG&E National Energy Group is $20 million, plus net working capital of approximately $65 million, for a total of $85 million. The transaction is expected to close by June 2000. The remaining components of PG&E Energy Services Corporation, mainly the Value Added Services business and various other assets, will continue to be offered for sale. The PG&E National Energy Group expects to complete this disposition prior to year-end 2000. The disposition of PG&E ES has been reflected in the financial statements as a discontinued operation. The PG&E ES business segment generated net losses of $8 million (or $0.02 per share) for the three-month period ended March 31, 1999.

REGULATORY MATTERS

   A significant portion of PG&E Corporation's operations are regulated by federal and state regulatory commissions. These commissions oversee service levels and, in certain cases, PG&E Corporation's revenues and pricing for its regulated services. The Utility is the only subsidiary with significant regulatory proceedings at this time. Any change in authorized electric revenues resulting from any of the electric proceedings discussed below would not impact the Utility's customer electric rates because these rates are frozen throughout the transition period. However, any change would affect the amount of revenues available for the recovery of transition costs. Any change in authorized gas revenues resulting from gas proceedings would result in a change in the Utility's customer gas rates.

The 1999 General Rate Case (GRC)
--------------------------------
   The CPUC's final decision issued in February 2000 in the Utility's 1999 GRC application increased annual electric distribution revenues by $163 million and annual gas distribution revenues by $93 million, as compared to revenues authorized for 1998. Although the increase in electric and gas distribution revenues was retroactive to January 1, 1999, prior quarters were not restated. Instead, the entire increase was reflected in the fourth quarter of 1999. Had the Utility restated prior quarters, 1999 first quarter net earnings would have been $40 million higher than reported.

   The Utility's GRC application also contained a proposal for an Attrition Rate Adjustment (ARA) to adjust revenues in 2000 and 2001. The ARA would increase authorized revenues to offset cost increases during these periods. The final decision denies the Utility's request for an ARA to adjust revenues in 2000, but adopts an ARA for 2001. The final decision orders that the CPUC oversee an audit of the Utility's 1999 distribution capital spending, and that the 2001 ARA be subject to modification to take into account the results of the audit. The 2001 ARA will also be subject to modification to recognize amounts recorded in a new balancing account that the final decision requires be established for vegetation management expenses.

   In March 2000, two intervenors filed applications for rehearing of the GRC decision, alleging that the CPUC committed legal errors by approving funding in certain areas that were not adequately supported by record evidence. In April 2000, the Utility filed its response to these applications for rehearing, defending the GRC decision against the allegations of error. A CPUC decision on the applications for rehearing is expected in the second quarter of 2000.

   Also in the 1999 GRC final decision, the CPUC ordered the Utility to file a 2002 GRC. The Utility currently intends to file a Notice of Intent with the CPUC in the third quarter of 2000. This date may be extended, depending upon the outcome of an April 27, 2000 ruling from two CPUC Commissioners, requesting comments on whether the CPUC should delay the Utility's 2002 GRC by six months. In seeking these comments, the Commissioners stated that if the 2002 GRC were delayed, rates could still become effective on January 1, 2002, although the CPUC decision may not be rendered until mid-2002.

The Year 2000 Cost of Capital Proceeding
----------------------------------------
   In April 2000, the Utility reached a settlement with the ORA and several intervenor groups and will make a joint recommendation to the CPUC. The joint recommendation specifies a return on common equity (ROE) of 11.22 percent on electric and gas distribution operations, retroactive to February 17, 2000. The Utility's current authorized ROE is 10.6 percent. The joint recommendation also recommends no changes to the currently authorized Utility capital structure of 46.2 percent long-term debt, 5.8 percent preferred stock, and 48.0 percent common equity.

   If adopted by the CPUC, the recommendation would result in an authorized
9.12 percent overall return on Utility electric and gas distribution rate base. This would increase the Utility's 2000 electric and gas revenues by approximately $37 million and $12 million, respectively.

   A final CPUC decision on the parties' recommendation is expected in the second quarter of 2000.

The Year 2001 Cost of Capital Proceeding
----------------------------------------
   On May 8, 2000, the Utility filed an application with the CPUC to establish its authorized rate of return (ROE) for electric and gas distribution operations for 2001. The application requests a ROE of 12.4 percent, and an overall rate of return (ROR) of 9.75 percent. The Utility's proposal for test year 2001 ROE for its electric distribution and gas distribution lines of business is 118 basis points higher than the 2000 settlement ROE of 11.22 percent currently pending before the CPUC. If granted, the requested ROE would increase electric distribution revenues by approximately $72 million and gas distribution revenues by approximately $23 million, as compared with the 2000 settlement ROE of 11.22 percent currently pending before the CPUC. The application also requests authority to implement an Annual Cost of Capital Adjustment Mechanism for 2002 through 2006 that would replace the annual cost of capital proceedings. The proposed adjustment mechanism would modify the Utility's cost of capital based on changes in an interest rate index. The Utility also proposes to maintain its currently authorized capital structure of 46.2 percent long-term debt, 5.8 percent preferred stock, and 48.0 percent common equity.

FERC Transmission Rate Cases
----------------------------
   Since April 1998, electric transmission revenues have been authorized by the FERC, including various rates to recover transmission costs from the Utility's former bundled retail transmission customers. The FERC has not yet acted upon a settlement filed by the Utility that, if approved, would allow the Utility to recover $345 million in electric transmission rates for the 14-month period of April 1, 1998 through May 31, 1999. During this period, somewhat higher rates have been collected, subject to refund. However, in April 2000, the FERC approved a settlement that permits the Utility to recover $264 million in electric transmission rates for the 10-month period of May 31, 1999 to March 31, 2000. Further, in October 1999, the FERC accepted, subject to refund, the Utility's proposal to collect $370 million annually in electric transmission rates beginning on April 1, 2000. The Utility does not expect a material impact on its financial position or results of operations resulting from these matters.

Catastrophic Event Memorandum Account Proceeding
------------------------------------------------
   As previously disclosed, in September 1999, the Utility entered into a settlement agreement with the ORA, and other parties, providing for an increase in electric and gas distribution revenue requirements to compensate the Utility for service restoration costs recorded in the Catastrophic Events Memorandum Account. In April 2000, the CPUC approved the proposed settlement and collection over the remainder of the year.

The CPUC's Gas Strategy Investigation, Phase 2
----------------------------------------------
   In January 1998, the CPUC opened a rulemaking proceeding to explore changes in the natural gas industry in California. In July 1999, the CPUC issued a decision identifying options for restructuring the natural gas industry. In the decision, the CPUC reaffirmed the basic structure of the Gas Accord. The CPUC further stated that it seeks to explore a market structure that maintains the utilities' traditional role of providing fully integrated default service while removing obstacles to competitive unbundled services. The CPUC opened a new investigative proceeding to explore in more detail the anticipated costs and benefits associated with the different market structure options it has identified. In January 2000, the Utility and a broad-based coalition of shippers, consumer groups, marketers, and others filed a settlement with the

CPUC which would reaffirm the basic structure of the Gas Accord and continue the Gas Accord through its original term of December 2002.

RESULTS OF OPERATIONS

    The table below shows for the quarter ended March 31, 2000 and 1999, certain items from our Statement of Consolidated Income detailed by Utility and PG&E National Energy Group operations of PG&E Corporation. (In the "Total" column, the table shows the combined results of operations for these groups.) The information for PG&E Corporation (the "Total" column) excludes transactions between its subsidiaries (such as the purchase of natural gas by the Utility from the unregulated business operations). Following this table we discuss earnings and explain why the components of our results of operations varied from the quarter for 2000.


                        Utility          PG&E National Energy Group
                        -------  ---------------------------------------------
                                              PG&E GT                 Elimi-
                                          ----------------           nations &
                                 PG&EGen    NW      Texas   PG&E ET  Other (1)   Total
                        -------  -------  -------  -------  -------  ---------  -------
(in millions)
March 31, 2000
--------------
Operating revenues      $ 2,218  $   312  $    57  $   225  $ 2,557  $ (361)   $ 5,008
Operating expenses        1,648      255       25      210    2,544    (350)     4,332
                        -------  -------  -------  -------  -------  ------    -------
Operating income            570       57       32       15       13     (11)       676
Other income, net                                                                   15
Interest expense                                                                   183
Income taxes                                                                       228
Income from continuing
   operations                                                                      280
Net income                                                                     $   280

EBITDA (2)              $   864  $    78  $    42  $    12  $    17  $  (10)   $ 1,003

March 31, 1999
--------------
Operating revenues      $ 2,085  $   289  $    58  $   357  $ 2,631  $ (294)   $ 5,126
Operating expenses        1,663      243       27      383    2,636    (287)     4,665
                        -------  -------  -------  -------  -------  ------    -------
Operating income            422       46       31      (26)      (5)     (7)       461
Other income, net                                                                   21
Interest expense                                                                   201
Income taxes                                                                       114
Income from continuing
   operations                                                                      167
Net income                                                                     $   171

EBITDA (2)              $   795  $    70  $    41  $    (7) $    (3) $   (7)   $   889

(1) Net income on intercompany positions recognized by segments using mark to market accounting is eliminated.  Intercompany transactions are also eliminated.

 (2) EBITDA measures earnings (after preferred dividends) before interest expense (net of interest income), income taxes, depreciation, and amortization.

Overall Results
---------------
   PG&E Corporation's net income for the first quarter of 2000 increased 63.7 percent to $280 million from $171 million in the prior year's first quarter. Of the $109 million increase, the PG&E National Energy Group accounted for $28 million of the increase and the Utility's first quarter net income available for common stock increased to $228 million from $147 million in the prior year.

   The strong increase in performance is attributable to the following factors:

 - In the first quarter of 2000, the Utility received the final order on its general rate case. Although the increase in revenue requirements was retroactive to January 1, 1999, the prior quarters were not restated and the entire increase was reflected in the fourth quarter of 1999. The outcome of the rate order increased first quarter Utility net earnings approximately $40 million ($0.11 per share) compared to the first quarter of 1999.

 - In the first quarter of 1999, Diablo Canyon completed a scheduled refueling outage for one of its plants. There was no such outage during the first quarter of 2000, resulting in an approximate $36 million ($0.10 per share) increase in 2000 first quarter net earnings.

 - PG&E ET's first quarter 2000 net income increased $14 million over 1999 first quarter results due to across the board improvements in gas and power trading, in asset management and structured transactions. This increase was net of a $4 million after-tax ($.01 per share) charge for severance costs associated with the restructuring of the PG&E National Energy Group.

 - At the end of 1999, PG&E Corporation announced its plans to dispose of PG&E GT-Texas and PG&E ES in separate transactions. The PG&E GT-Texas assets were written down to estimated fair value and the PG&E ES assets were reflected as discontinued operations. Net losses associated with those business segments amounted to $32 million ($0.08 per share) in the first quarter of 1999.

 - Effective the first quarter of 1999, PG&E Corporation changed its method of accounting for major maintenance and overhauls at PG&E National Energy Group. Beginning January 1, 1999, the cost of major maintenance and overhauls, principally at the PG&E Gen business segment, have been accounted for as incurred. The change resulted in PG&E Corporation recording income of $12 million after-tax ($0.03 per share), reflecting the cumulative effect of the change in accounting principle.

   EBITDA has increased 12.8 percent to $1,003 million from $889 million in the prior year's first quarter as a result of the increased operating performance of the Utility and PG&E ET described above.

Operating Revenues
------------------
   Utility operating revenues increased $133 million in the first quarter of 2000 to $2.2 billion over first quarter 1999 revenues of $2.1 billion. The increase is a result of higher sales to residential customers reflecting an increase in the number of customers and to industrial customers due to an increase in the average customer usage. This increase was partially offset by a decrease in natural gas sales because of milder winter weather.

   PG&E National Energy Group operating revenues declined $251 million in the first quarter of 2000 compared to the first quarter of 1999. The decline reflects a significant decline in trading volume in natural gas and natural gas liquids. PG&E National Energy Group has focused its trading efforts on asset management, structured transactions and higher margin trades resulting in a decrease in trading volume and an increase in gross profit margin.

Operating Expenses
------------------
   Utility operating expenses decreased $15 million in the first quarter of 2000 to $1.6 billion from first quarter 1999. The decrease in operating expenses is a result of less depreciation expense because of the sale of 4,289

MW of fossil-fueled and geothermal generation facilities in the second quarter of 1999. Also contributing to the decrease in operating expenses was a decline in operating and maintenance expense reflecting the impact in 1999 of the Diablo Canyon scheduled refueling outage with no such scheduled outage in the first quarter of 2000. These decreases were partially offset by an increase in the cost of electric energy, which experienced both price and volume increases in the first quarter of 2000 over the first quarter of 1999.

   Operating expenses at PG&E National Energy Group declined $318 million in the first quarter of 2000 from $3 billion in the first quarter of 1999. The decrease results from the reduced trading volumes discussed above, cost control efforts throughout PG&E National Energy Group and reduced depreciation and amortization expense at PG&E GT-Texas reflective of the write-down to fair value of the PG&E GT-Texas assets held for sale.

Income Taxes
------------
   The effective tax rate for the Corporation has increased to 44.9 percent in the current quarter from 40.6 percent in the prior year's first quarter as a result of: (1) electric industry restructuring which has resulted in the reversal of temporary tax differences at the Utility whose tax benefits were originally flowed through to customers causing an increase in income tax expense independent of pre-tax income and, (2) higher state taxes.

Dividends
---------
   We base our common stock dividend on a number of financial considerations, including sustainability, financial flexibility, and competitiveness with investment opportunities of similar risk. Our current quarterly common stock dividend is $.30 per common share, which corresponds to an annualized dividend of $1.20 per common share. We continually review the level of our common stock dividend, taking into consideration the impact of the changing regulatory environment throughout the nation, the resolution of asset dispositions, the operating performance of our business units, and our capital and financial resources in general.

   The CPUC requires the Utility to maintain its CPUC-authorized capital structure, potentially limiting the amount of dividends the Utility may pay PG&E Corporation. During 1999, the Utility has been in compliance with its CPUC-authorized capital structure. PG&E Corporation and the Utility believe that this requirement will not affect PG&E Corporation's ability to pay common stock dividends. However, depending on the timing and outcome of the valuation of the Utility's hydroelectric facilities discussed in "Generation Divestiture" above, certain valuation methods could necessitate a waiver of the CPUC's authorized capital structure in order to permit PG&E Corporation or the Utility to continue paying common stock dividends at the current level.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows from Operating Activities
------------------------------------
   Net cash provided by PG&E Corporation's operating activities totaled $1,062 million and $1,025 million in the quarters ended March 31, 2000 and 1999, respectively. Net cash provided by the Utility's operating activities totaled $688 million and $1,092 million in the quarters ended March 31, 2000 and 1999, respectively.

Cash Flows from Financing Activities
------------------------------------
PG&E Corporation:
   We fund investing activities from cash provided by operations after capital requirements and, to the extent necessary, external financing. Our policy is to finance our investments with a capital structure that minimizes financing costs, maintains financial flexibility, and, with regard to the Utility, complies with regulatory guidelines. Based on cash provided from operations and our investing and disposition activities, we may repurchase equity and long-term debt in order to manage the overall size and balance of our capital structure.

   During the quarter ended March 31, 2000, we issued $10 million of common stock, primarily through the Dividend Reinvestment Plan and the stock option plan component of the Long-Term Incentive Program. During the quarter ended March 31, 2000, we paid dividends on our common stock of $108 million.

   In October 1999, the Board of Directors of PG&E Corporation authorized an additional $500 million for the purpose of repurchasing shares of the Corporation's common stock on the open market. This authorization supplements the approximately $40 million remaining from the amount previously authorized by the Board of Directors on December 17, 1997. The authorization for share repurchase extends through September 30, 2001. As of March 31, 2000, through our wholly owned subsidiary, we repurchased 7.2 million shares, at a cost of $159 million under this authorization. Any open market purchases will be made by the wholly owned subsidiary of PG&E Corporation.

   During the three months ended March 31, 2000, the PG&E National Energy Group retired $99 million of long-term debt.

   We maintain a number of credit facilities to support commercial paper programs, letters of credit, and other short-term liquidity requirements. PG&E Corporation maintains two $500 million revolving credit facilities, one of which expires in November 2000 and the other in 2002. These credit facilities are used to support the commercial paper program and other liquidity needs.
The facility expiring in 2000 may be extended annually for additional one-year periods upon agreement with the lending institutions. There was $100 million of commercial paper outstanding at March 31, 2000. PG&E Corporation introduced a $200 million Extendible Commercial Note (ECN) program during the third quarter of 1999. The ECN program supplements our short-term borrowing capability. There was $98 million of extendible commercial notes outstanding at March 31, 2000, which are not supported by the credit facilities.

   PG&E Gen maintains two $550 million revolving credit facilities. One facility expires in August 2000 and the other expires in 2003. The total amount outstanding at March 31, 2000, backed by the facilities, was $903 million in commercial paper. Of these loans, $550 million is classified as noncurrent in the Consolidated Balance Sheet of PG&E Corporation.

   In 1998, USGenNE, a subsidiary of PG&E Gen, established a $100 million revolving credit facility that expires in 2003. As of March 31, 2000, there is no outstanding balance on this facility.

   PG&E GT NW maintains a $100 million revolving credit facility that expires in 2002, but has an annual renewal option allowing the facility to maintain a three-year duration. PG&E GT NW also maintains a $50 million 364-day credit facility that expires in 2000, but can be extended for successive 364-day periods. At March 31, 2000, PG&E GT NW had an outstanding commercial paper balance of $64 million, which is classified as noncurrent in the Consolidated Balance Sheet of PG&E Corporation.

   PG&E GTT maintains four separate credit facilities that total $250 million and are guaranteed by PG&E Corporation. At March 31, 2000, PG&E GTT had $192 million of outstanding short-term bank borrowings related to these credit facilities. These lines may be cancelled upon demand and bear interest at each respective bank's quoted money market rate. The borrowings are unsecured and unrestricted as to use.

Utility:
   During the three months ended March 31, 2000, the Utility paid dividends on its common stock of $122 million. In April 2000, the Utility repurchased from PG&E Corporation 11.9 million shares of its common stock at a cost of $275 million.

   The Utility's long-term debt that either matured, was redeemed, or was repurchased during the three months ended March 31, 2000, totaled $102 million. Of this amount, $73 million related to the Utility's rate reduction bonds maturing, and $27 million related to the maturities and redemption of various of the Utility's medium-term notes and other debt.

   The Utility maintains a $1 billion revolving credit facility, which expires in 2002. The Utility may extend the facility annually for additional one-year periods upon agreement with the banks. This facility is used to support the Utility's commercial paper program and other liquidity requirements. The total amount outstanding at March 31, 2000, backed by this facility, was $209 million in commercial paper.

Cash Flows from Investing Activities
------------------------------------
Utility:
   The primary uses of cash for investing activities are additions to property, plant, and equipment, unregulated investments in partnerships, and acquisitions.

   The Utility's estimated capital spending for 2000 is approximately $1.3 billion, excluding capital expenditures for divested fossil and geothermal power plants. The Utility's capital expenditures for the three months ended March 31, 2000, was $265 million.

PG&E National Energy Group:
   PG&E Gen is associated with the construction of three natural gas-fueled combined-cycle power plants. These power plants, referred to as "merchant power plants," will sell power as a commodity in the competitive marketplace. The electricity generated by these plants will be sold on a wholesale basis to local utilities and power marketers, including PG&E ET, which, in turn, will sell it to industrial, commercial, and other electricity customers.

   Millennium Power, a 360-MW power plant located in Massachusetts, is scheduled to begin commercial service in the first quarter of 2001. Lake Road Generating Plant (Lake Road), an approximately 790-MW power plant located in Connecticut, is scheduled to begin commercial service in 2001. La Paloma Generating Plant (La Paloma), an approximately 1,050-MW power plant, is located in California, and is scheduled to begin commercial service in 2001. Lake Road and La Paloma are being financed through synthetic leases with a third party owner. PG&E Gen will operate the plants under operating leases. The estimated cost to construct these plants is approximately $1.4 billion.

   PG&E Gen broke ground for the Madison Wind Power Project in New York in April 2000. This 11.5 MW project will be the largest wind generating facility in the Eastern United States and is expected to be operational in September 2000. The estimated cost to construct this plant is $16 million.

   USGenNE has proposed an emission reduction plan which may include a $400 million modernization of its 760-MW coal-fired power plant in Salem, Massachusetts. The proposed modernization will use advanced technologies for emissions removal, with construction beginning in 2002 and ending by January 2004.

ENVIRONMENTAL MATTERS

   We are subject to laws and regulations established to both maintain and improve the quality of the environment. Where our properties contain hazardous substances, these laws and regulations require us to remove those substances or remedy effects on the environment.

   At March 31, 2000, the Utility has accrued $275 million ($303 million on an undiscounted basis) for clean-up costs at identified sites. If other responsible parties fail to pay or expected outcomes change, then these costs may be as much as $501 million. Of the $275 million, the Utility has recovered $148 million through rates, including $34 million through depreciation and expects to recover another $99 million in future rates. Additionally, the Utility mitigates its cost by seeking recovery from insurance carriers and other third parties. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

   The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. A change in the estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility estimates the upper limit of the range using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for clean-up costs at additional sites or expected outcomes change.

   In addition to the potential $400 million modernization of the coal-fired power plant located on Salem Harbor in Salem, Massachusetts, USGenNE also is studying various modernization alternatives for its 1,586 MW coal-fired Brayton Point power plant in Somerset, Massachusetts. On April 18, 2000 the Conservation Law Foundation (CLF) served various PG&E Gen affiliates, including USGenNE, a notice of its intent to file suit under the citizen suit provision of the Resource Conservation Recovery Act. CLF stated in such notice that it plans in its suit to allege that the PG&E Gen affiliates, generator of fossil fuel combustion wastes, has and is contributing to the past and present handling, storage, treatment and disposal of such wastes at the Salem Harbor and Brayton Point power plants which may present an imminent and substantial endangerment to health or the environment. It further stated it will allege that PG&E Gen's management practices in connection with such wastes has resulted in severe groundwater contamination at both facilities. CLF has stated that it intends to seek an order requiring all necessary measures be taken to halt what it characterizes as the endangerment of health and environment. At this preliminary stage, we are unable to determine whether the ultimate outcome of this matter would have a material adverse effect on our results of operations or financial condition.

RISK MANAGEMENT ACTIVITIES

   We have established a risk management policy that allows derivatives to be used for both hedging and non-hedging purposes (a derivative is a contract whose value is dependent on or derived from the value of some underlying asset). We use derivatives for hedging purposes primarily to offset underlying commodity price risks. We also participate in markets using derivatives to gather market intelligence, create liquidity, and maintain a market presence. Such derivatives include forward contracts, futures, swaps, and options. Net open positions often exist or are established due to PG&E Corporation's assessment of its response to changing market conditions. To the extent that PG&E Corporation has an open position, it is exposed to the risk that fluctuating market prices may adversely impact its financial results. Our risk management policy and the trading and risk management policies of our subsidiaries prohibit the use of derivatives whose payment formula includes a multiple of some underlying asset.

   We prepare a daily assessment of our portfolio market risk exposure using value-at-risk and other methodologies that simulate future price movements in the energy markets to estimate the size and probability of future potential losses. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selection of a confidence level for losses, volatility of prices, market liquidity, and a holding period. PG&E Corporation's daily value-at-risk for commodity price sensitive derivative instruments as of March 31, 2000, was $1.6 million for trading activities and $0.3 million for non-trading activities.

   Value-at-risk has several limitations as a measure of portfolio risk, including, but not limited to, underestimation of the risk of a portfolio with significant options exposure, inadequate indication of the exposure of a portfolio to extreme price movements, and the inability to address the risk resulting from intra-day trading activities.

   In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delayed the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by one year to require adoption in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter.

   PG&E Corporation expects to adopt SFAS No. 133 no later than January 1, 2001. The Statement will require us to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. We currently are evaluating what the effect of SFAS No. 133 will be on the earnings and financial position of PG&E Corporation. However, we already use the mark-to-market method of accounting for our commodity non-hedging and risk management activities.

LEGAL MATTERS

In the normal course of business, both the Utility and PG&E Corporation are named as parties in a number of claims and lawsuits. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of significant pending legal matters.)

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    -------------------------------------------------------------------

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

                        PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

Moss Landing Power Plant

In December 1999, the Utility was notified by the purchaser of its former Moss Landing power plant that it had identified a cleaning procedure used at the plant that released heated water and organic debris from the intake, and that this procedure is not specified in the plant's National Pollutant Discharge Elimination System (NPDES) permit issued by the Central Coast Regional Water Quality Control Board (Central Coast Board). The purchaser notified the Central Coast Board of its findings and the Central Coast Board requested additional information from the purchaser. The Utility initiated an investigation of these activities during the time it owned the plant. The Utility notified the Central Coast Board that it had undertaken an investigation and that it would present the results to the Central Coast Board when the investigation was completed. On March 15, 2000, the Central Coast Board sent a letter to the Utility requesting specific information regarding the "backflush" procedure used at Moss Landing. The Utility completed its investigation and provided the requested information to the Central Coast Board on April 7, 2000. Until the results of the Utility's investigation are discussed with the Central Coast Board, it is not possible to determine whether the Utility will suffer a loss in connection with this matter or to provide a more detailed estimate of such liability.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

PG&E Corporation:

On April 19, 2000, PG&E Corporation held its annual meeting of shareholders. At that meeting, the shareholders voted as indicated below on the following matters:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                                For               Withheld
                             ----------          ----------

Richard A. Clarke            252,017,302          9,890,523
Harry M. Conger              252,942,092          8,965,733
David A. Coulter             252,110,956          9,796,869
C. Lee Cox                   253,040,357          8,867,468
William S. Davila            253,036,334          8,871,491
Robert D. Glynn, Jr.         252,909,447          8,998,378
David M. Lawrence, MD        252,705,855          9,201,970
Mary S. Metz                 252,995,318          8,912,507
Carl E. Reichardt            252,790,649          9,117,176
John C. Sawhill              253,084,819          8,823,006
Barry Lawson Williams        252,723,645          9,184,180

2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2000:

        For:                    256,379,276
        Against:                  2,506,940
        Abstain:                  3,021,609

The proposal was approved by a majority of the shares present and voting (including abstentions) which shares voting affirmatively also constituted a majority of the required quorum.

3.  Management proposal regarding proposed amendments to PG&E
    Corporation's Articles of Incorporation to implement the elimination of a supermajority vote provision.

        For:                    206,193,826
        Against:                 10,349,714
        Abstain:                  5,261,226
    	Broker non-vote:(1)	 40,103,059

The proposal was approved by a majority of the outstanding shares.

4. Management proposal regarding proposed amendment to PG&E Corporation's Articles of Incorporation to decrease the authorized minimum and maximum number of directors:

        For:                    250,306,476
        Against:                  6,974,397
        Abstain:                  4,626,543
    	Broker non-vote:(1)	        409

The proposal was approved by a majority of the outstanding shares.

5. Consideration of a shareholder proposal to appoint independent directors to key Board committees:

        For:                     95,827,965
        Against:                115,539,858
        Abstain:                 10,431,336
    	Broker non-votes:(1)	 40,108,666

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

6. Consideration of a shareholder proposal regarding confidential shareholder voting:

        For:                    108,057,613
        Against:                106,010,434
        Abstain:                  7,730,522
    	Broker non-votes:(1)	 40,109,256

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.
---------------
(1) A non-vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not have discretionary voting power as to such proposals and has not received voting instructions from the beneficial owner as to such proposals.

7. Consideration of a shareholder proposal regarding the treatment of abstentions:

        For:                     30,290,100
        Against:                180,368,498
        Abstain:                 11,173,674
    	Broker non-votes:(1)	 40,075,553

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

8.  Consideration of a shareholder proposal regarding cumulative voting:

        For:                     72,824,979
        Against:                135,858,343
        Abstain:                 13,115,837
    	Broker non-votes:(1)	 40,108,666

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

9. Consideration of a shareholder proposal regarding compensation of directors in stock:

        For:                     28,219,661
        Against:                183,248,630
        Abstain:                 10,330,868
    	Broker non-votes:(1)	 40,108,666

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

10. Consideration of a proposal regarding severance benefits received during mergers or acquisitions:

        For:                     36,508,116
        Against:                176,996,783
        Abstain:                  8,294,260
    	Broker non-votes:(1)	 40,108,666

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares voting and present (including abstentions but excluding broker non-votes) with respect to the proposal.

---------------
(1) A non-vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not have discretionary voting power as to such proposals and has not received voting instructions from the beneficial owner as to such proposals.

Pacific Gas and Electric Company:

On April 19, 2000, Pacific Gas and Electric Company held its annual meeting of shareholders. Shares of capital stock of Pacific Gas and Electric Company consist of shares of common stock and shares of first preferred stock. As PG&E Corporation and a subsidiary own all of the outstanding shares of common stock, they hold approximately 95% of the combined voting power of the outstanding capital stock of Pacific Gas and Electric Company. PG&E Corporation and the subsidiary voted all of their respective shares of common stock for the nominees named in the joint proxy statement and for the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2000. The balance of the votes shown below were cast by holders of shares of first preferred stock. At the annual meeting, the shareholders voted as indicated below on the following matters:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                                    For               Withheld
                                -----------          -----------
Richard A. Clarke               338,548,826            187,097
Harry M. Conger                 338,566,995            168,928
David A. Coulter                338,547,768            188,155
C. Lee Cox                      338,570,513            165,410
William S. Davila               338,567,649            168,274
Robert D. Glynn, Jr.            338,559,318            176,605
David M. Lawrence, MD           338,556,908            179,015
Mary S. Metz                    338,563,724            172,199
Carl E. Reichardt               338,551,976            183,947
John C. Sawhill                 338,569,718            166,205
Gordon R. Smith                 338,561,480            174,443
Barry Lawson Williams           338,566,195            169,728

2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2000:

        For:               338,539,587
    	Against:	        47,602
    	Abstain:	       148,734

Item 5.     Other Information
            -----------------

Ratio of Earnings to Fixed Charges and Ratio of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Pacific Gas and Electric Company's earnings to fixed charges ratio for the three months ended March 31, 2000, was 3.89. Pacific Gas and Electric Company's earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 2000, was
3.67. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-61959, relating to Pacific Gas and Electric Company's various classes of debt and first preferred stock outstanding.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a)  Exhibits:

     Exhibit 3.1 Restated Articles of Incorporation of PG&E Corporation, dated as of May 5, 2000

     Exhibit 3.2   Bylaws of PG&E Corporation, dated as of May 5, 2000

     Exhibit 10 Letter Regarding Relocation Arrangements Between PG&E Corporation and Thomas B. King

     Exhibit 11    Computation of Earnings Per Common Share

     Exhibit 12.1  Computation of Ratios of Earnings to Fixed
                   Charges for Pacific Gas and Electric Company

     Exhibit 12.2  Computation of Ratios of Earnings to Combined
                   Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

     Exhibit 27.1  Financial Data Schedule for the quarter ended
                   March 31, 2000, for PG&E Corporation

     Exhibit 27.2  Financial Data Schedule for the quarter ended
                   March 31, 2000, for Pacific Gas and Electric
                   Company

(b) The following Current Reports on Form 8-K were filed during the first quarter of 2000 and through the date hereof (2):

1. January 21, 2000
   Item 5. Other Events
           A. Pacific Gas and Electric Company's General Rate Case
              Proceeding
           B. Proposed Auction of Pacific Gas and Electric Company's Hydroelectric Generating Assets.
           C. 1998 Annual Transition Cost Proceeding

---------------
(2) Unless otherwise noted, all Current Reports on Form 8-K were filed under both Commission File Number 1-12609 (PG&E Corporation) and
Commission File Number 1-2348 (Pacific Gas and Electric Company).

2. January 31, 2000
   Item 5. Other Events
           Sale of Texas Gas Transmission Companies

3. February 23, 2000
   Item 5. Other Events
           A. Pacific Gas and Electric Company's General Rate Case
              Proceeding
           B. 1998 Annual Transition Cost Proceeding
           C. Disposition of PG&E Energy Services Corporation

4. April 14, 2000
   Item 5. Other Events
           A. Pacific Gas and Electric Company's 2000 Cost of Capital
              Proceeding

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                PG&E CORPORATION



                                    CHRISTOPHER P. JOHNS
                                By __________________________
                                   CHRISTOPHER P. JOHNS
                                    Vice President and Controller





                                PACIFIC GAS AND ELECTRIC COMPANY



                                    KENT M. HARVEY
                                By __________________________
                                   KENT M. HARVEY
                                   Senior Vice President-Chief Financial
                                   Officer, Controller and Treasurer



Dated:   May 12, 2000

                                 Exhibit Index



Exhibit No.         Description of Exhibit


Exhibit 3.1   	Restated Articles of Incorporation of PG&E
                Corporation, dated as of May 5, 2000

Exhibit 3.2   	Bylaws of PG&E Corporation, dated as of May 5, 2000

Exhibit 10    	Letter Regarding Relocation Arrangements Between PG&E
                Corporation and Thomas B. King

Exhibit 11      Computation of Earnings Per Common Share

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges for Pacific Gas and Electric Company

Exhibit 12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

Exhibit 27.1    Financial Data Schedule for the quarter ended
                March 31, 2000 for PG&E Corporation

Exhibit 27.2    Financial Data Schedule for the quarter ended
                March 31, 2000 for Pacific Gas and Electric Company