Form 10-Q
period 2000-06-30
PG&E CORP
filed 2000-08-02
CIK 1004980

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                    ----------------------------------
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

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
          Yes     X                     No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding July 28, 2000:
PG&E Corporation 				   385,758,143  shares
Pacific Gas and Electric Company	   Wholly owned by PG&E Corporation


                             PG&E CORPORATION
                                FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                            TABLE OF CONTENTS

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         PG&E CORPORATION
            CONDENSED CONSOLIDATED INCOME STATEMENT.................1
            CONDENSED CONSOLIDATED BALANCE SHEET....................2
            STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS .........4
         PACIFIC GAS AND ELECTRIC COMPANY
            CONDENSED CONSOLIDATED INCOME STATEMENT.................5
            CONDENSED CONDSOLIDATED BALANCE SHEET...................6
            STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS..........8
         NOTE 1:  GENERAL...........................................9
         NOTE 2:  THE CALIFORNIA ELECTRIC INDUSTRY..................9
         NOTE 3:  RISK MANAGEMENT AND FINANCIAL INSTRUMENTS........17
         NOTE 4:  UTILITY OBLIGATED MANDATORILY REDEEMABLE
                  PREFERRED SECURITIES OF TRUST HOLDING
                  SOLELY UTILITY SUBORDINATED DEBENTURES...........19
         NOTE 5:  DIVESTITURES.....................................19
         NOTE 6:  COMMITMENTS AND CONTINGENCIES....................21
         NOTE 7:  SEGMENT INFORMATION..............................24

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ....................27
         THE UTILITY...............................................29
         PG&E NATIONAL ENERGY GROUP................................35
         REGULATORY MATTERS........................................37
         RESULTS OF OPERATIONS.....................................39
         LIQUIDITY AND FINANCIAL RESOURCES.........................44
         ENVIRONMENTAL MATTERS.....................................47
         RISK MANAGEMENT ACTIVITIES................................47
         LEGAL MATTERS.............................................48
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.........................................48

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................49
ITEM 5.  OTHER INFORMATION.........................................49
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................49
SIGNATURE..........................................................51


                            PART I. FINANCIAL INFORMATION

                 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------

PG&E CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)
                                                Three months ended June 30, Six months ended June 30,
                                                      2000      1999 (1)        2000      1999 (1)
                                                   --------    --------      --------    --------
Operating revenues
Utility                                            $  2,296    $  2,233      $  4,514    $  4,318
Energy commodities and services                       3,342       2,449         6,132       5,490
                                                   --------    --------      --------    --------
Total operating revenues                              5,638       4,682        10,646       9,808

Operating expenses
Cost of energy for utility                            1,157         664         1,953       1,319
Cost of energy commodities and services               3,047       2,224         5,519       5,021
Operating and maintenance, net                          743         754         1,460       1,529
Depreciation, amortization and decommissioning           69         560           416         998
                                                   --------    --------      --------    --------
Total operating expenses                              5,016       4,202         9,348       8,867
                                                   --------    --------      --------    --------
Operating income                                        622         480         1,298         941
Interest expense, net                                   182         192           365         393
Other income, net                                        12          40            27          61
                                                   --------    --------      --------    --------
Income before income taxes                              452         328           960         609
Income taxes                                            204         132           432         246
                                                   --------    --------      --------    --------
Income from continuing operations                       248         196           528         363

Discontinued operations
Loss from operations of PG&E Energy Services
  (net of applicable income taxes of
   $10 million and $17 million, respectively)            -          (14)            -         (22)
                                                   --------    --------      --------    --------
Income before cumulative effect of change               248         182           528         341
  in accounting principle
Cumulative effect of change in accounting
  principle (net of applicable income taxes
  of $8 million)                                          -           -             -          12
                                                   --------    --------      --------    --------
Net income                                         $    248    $    182      $    528    $    353
                                                   ========    ========      ========    ========
Weighted Average Common Shares Outstanding              361         367           361         370

Earnings per common share, basic
  Income from continuing operations                $    .69    $    .53      $   1.46    $    .98
  Discontinued operations                                 -        (.03)            -        (.06)
  Cumulative effect of accounting change                  -           -             -         .03
                                                   --------    --------      --------    --------
                                                   $    .69    $    .50      $   1.46    $    .95
                                                   ========    ========      ========    ========
Earnings per common share, diluted
  Income from continuing operations                $    .68    $    .50      $   1.45    $    .90
  Discontinued operations                                 -        (.03)            -        (.06)
  Cumulative effect of accounting change                  -           -             -         .03
                                                   --------    --------      --------    --------
                                                   $    .68    $    .47      $   1.45    $    .87
                                                   ========    ========      ========    ========

Dividends declared per common share                $    .30    $    .30      $    .60    $    .60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

(1) Amounts have been restated to reflect the change in accounting for major maintenance and overhauls at the PG&E National Energy Group (see Note 1 of the Notes to the Condensed
Consolidated Financial Statements), and reclassification of PG&E Energy Services operating results to discontinued operations.  The accounting change resulted in a cumulative effect being recorded as of January 1, 1999, of $12 million ($0.03 per share), net of income taxes of $8 million. Operating income previously reported for the second quarter of 1999 was $454 million.
Net income previously reported for the second quarter of 1999 was $180 million ($0.49 per share).


PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                   ---------------------------
                                                                     June 30,      December 31,
                                                                       2000             1999
                                                                   ------------     -----------
ASSETS
Current assets
Cash and cash equivalents                                             $    307        $    281
Short-term investments                                                      49             187
Accounts receivable
   Customers, net                                                        1,569           1,486
   Energy marketing                                                        954             532
Price risk management                                                      999             607
Inventories and prepayments                                                660             598
Deferred income taxes                                                       82             133
                                                                      --------         -------
Total current assets                                                     4,620           3,824
Property, plant, and equipment
Utility                                                                 23,454          23,001
Non-utility
   Electric generation                                                   1,965           1,905
   Gas transmission                                                      2,537           2,541
Construction work in progress                                              469             436
Other                                                                      159             184
                                                                      --------         -------
Total property, plant, and equipment (at original cost)                 28,584          28,067
Accumulated depreciation and decommissioning                           (11,739)        (11,291)
                                                                      --------        --------
Property, plant, and equipment, net                                     16,845          16,776

Other noncurrent assets
Regulatory assets                                                        5,331           4,957
Nuclear decommissioning funds                                            1,336           1,264
Other                                                                    3,097           2,894
                                                                      --------        --------
Total noncurrent assets                                                  9,764           9,115
                                                                      --------        --------
TOTAL ASSETS                                                          $ 31,229        $ 29,715
                                                                      ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                   ---------------------------
                                                                     June 30,      December 31,
                                                                       2000             1999
                                                                   ------------     -----------
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings                                                 $  1,017        $  1,499
Current portion of long-term debt                                          579             592
Current portion of rate reduction bonds                                    290             290
Accounts payable
   Trade creditors                                                       1,302             708
   Other                                                                   321             559
   Regulatory balancing accounts                                           574             384
   Energy marketing                                                        991             480
Accrued taxes                                                              338             211
Price risk management                                                      947             575
Other                                                                    1,075           1,033
                                                                      --------        --------
Total current liabilities                                                7,434           6,331

Noncurrent liabilities
Long-term debt                                                           6,535           6,673
Rate reduction bonds                                                     1,890           2,031
Deferred income taxes                                                    3,277           3,147
Deferred tax credits                                                       212             231
Other                                                                    3,863           3,636
                                                                      --------        --------
Total noncurrent liabilities                                            15,777          15,718

Preferred stock of subsidiaries                                            480             480
Utility obligated mandatorily redeemable preferred securities of
   trust holding solely utility subordinated debentures                    300             300
Common stockholders' equity
   Common stock, no par value, authorized 800,000,000 shares,
      issued, 385,394,484 and 384,406,113 shares, respectively           5,928           5,906
   Common stock held by subsidiary, at cost, 23,815,500 shares            (690)           (690)
   Reinvested earnings                                                   2,000           1,670
                                                                      --------        --------
Total common stockholders' equity                                        7,238           6,886
Commitments and contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 31,229        $ 29,715
                                                                      ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


PG&E CORPORATION
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS (in millions)
                                                               For the six months ended June 30,
                                                                     2000              1999
                                                                  ----------        ----------
Cash flows from operating activities
Net income                                                        $      528         $    353
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and decommissioning                        416              998
   Deferred income taxes and tax credits-net                             111             (630)
   Other deferred charges and noncurrent liabilities                    (369)            (401)
   Cumulative effect of change in accounting principle                     -              (12)
   Net effect of changes in operating assets and liabilities:
      Short-term investments                                             139               18
      Accounts receivable - trade                                       (505)             287
      Regulatory balancing accounts payable                              190              606
      Inventories and prepayments                                        158               65
      Price risk management assets and liabilities, net                  (20)              (4)
      Accounts payable - trade                                           594             (226)
      Accrued taxes                                                      127              635
      Other working capital                                              314              (56)
   Other-net                                                              (8)              22
                                                                   ---------        ---------
Net cash provided by operating activities                              1,675            1,655
                                                                   ---------        ---------

Cash flows from investing activities
Capital expenditures                                                    (670)            (740)
Proceeds from the sale of assets                                           1            1,014
Other-net                                                                (11)               -
                                                                   ---------        ---------
Net cash used by investing activities                                   (680)             274
                                                                   ---------        ---------

Cash flows from financing activities
Net borrowings (repayments) under credit facilities                     (482)            (767)
Long-term debt matured, redeemed, or repurchased                        (346)            (491)
Long-term debt issued                                                     54                -
Common stock issued                                                       22               32
Common stock repurchased                                                  -              (503)
Dividends paid                                                          (217)            (225)
Other-net                                                                -                 23
                                                                   ---------        ---------
Net cash used by financing activities                                   (969)          (1,931)
                                                                   ---------        ---------
Net change in cash and cash equivalents                                   26               (2)
Cash and cash equivalents at January 1                                   281              286
                                                                   ---------        ---------
Cash and cash equivalents at June 30                              $      307        $     284
                                                                   =========        =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                       $      344        $     385
      Income taxes(net of refunds)                                $       23        $      87

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (in millions)
                                                Three months ended June 30, Six months ended June 30,
                                                     2000        1999          2000        1999
                                                   --------    --------      --------    --------
Operating revenues
Electric utility                                   $  1,801    $  1,828      $  3,402    $  3,361
Gas utility                                             495         405         1,112         957
                                                   --------    --------      --------    --------
Total operating revenues                              2,296       2,233         4,514       4,318

Operating expenses
Cost of electric energy                                 975         526         1,488         935
Cost of gas                                             182         138           465         384
Operating and maintenance, net                          543         608         1,094       1,234
Depreciation, amortization, and decommissioning          44         509           345         891
                                                   --------    --------      --------    --------
Total operating expenses                              1,744       1,781         3,392       3,444
                                                   --------    --------      --------    --------
Operating income                                        552         452         1,122         874
Interest expense, net                                   144         148           285         302
Other income, net                                        12          11            17          22
                                                   --------    --------      --------    --------
Income before income taxes                              420         315           854         594
Income taxes                                            198         137           398         263
                                                   --------    --------      --------    --------
Net income                                              222         178           456         331

Preferred dividend requirement                            6           6            12          12
                                                   --------    --------      --------    --------

Income available for common stock                  $    216    $    172      $    444    $    319
                                                   ========    ========      ========    ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                   ---------------------------
                                                                     June 30,      December 31,
                                                                       2000             1999
                                                                   ------------     -----------
ASSETS
Current assets
Cash and cash equivalents                                            $      84        $     80
Short-term investments                                                      27              21
Accounts receivable, net                                                 1,256           1,210
Inventories                                                                279             294
Prepayments                                                                 34              34
Deferred income taxes                                                       82             119
                                                                     ---------       ---------
Total current assets                                                     1,762           1,758

Property, plant, and equipment
Electric                                                                16,002          15,762
Gas                                                                      7,452           7,239
Construction work in progress                                              208             214
                                                                     ---------       ---------
Total property, plant, and equipment (at original cost)                 23,662          23,215
Accumulated depreciation and decommissioning                           (10,879)        (10,497)
                                                                     ---------       ---------
Property, plant, and equipment, net                                     12,783          12,718

Other noncurrent assets
Regulatory assets                                                        5,273           4,895
Nuclear decommissioning funds                                            1,336           1,264
Other                                                                      970             835
                                                                      --------        --------
Total noncurrent assets                                                  7,579           6,994
                                                                      --------        --------
TOTAL ASSETS                                                          $ 22,124        $ 21,470
                                                                      ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.



PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in millions)
                                                                           Balance at
                                                                   ---------------------------
                                                                     June 30,      December 31,
                                                                       2000             1999
                                                                   ------------     -----------
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings                                               $      480        $    449
Current portion of long-term debt                                          398             465
Current portion of rate reduction bonds                                    290             290
Accounts payable
   Trade creditors                                                       1,159             577
   Related parties                                                          33             216
   Regulatory balancing accounts                                           574             384
   Other                                                                   292             333
Accrued taxes                                                              217             118
Other                                                                      558             529
                                                                      --------         -------
Total current liabilities                                                4,001           3,361

Noncurrent liabilities
Long-term debt                                                           4,866           4,877
Rate reduction bonds                                                     1,890           2,031
Deferred income taxes                                                    2,662           2,510
Deferred tax credits                                                       212             231
Other                                                                    2,354           2,252
                                                                       -------         -------
Total noncurrent liabilities                                            11,984          11,901

Preferred stock with mandatory redemption provisions
   6.30% and 6.57%, outstanding 5,500,000 shares, due 2002-2009            137             137
Company obligated mandatorily redeemable preferred securities of trust holding solely utility subordinated debentures
   7.90%, 12,000,000 shares due 2025                                       300             300
Stockholders' equity
Preferred stock without mandatory redemption provisions
     Nonredeemable - 5% to 6%, outstanding 5,784,825 shares                145             145
     Redeemable - 4.36% to 7.04%, outstanding 5,973,456 shares             142             149
Common stock, $5 par value, authorized 800,000,000 shares,
   issued 321,314,760 shares                                             1,606           1,606
Common stock held by subsidiary, at cost, 19,481,213 and 7,627,765
     shares, respectively                                                 (475)           (200)
Additional paid in capital                                               1,972           1,964
Reinvested earnings                                                      2,312           2,107
                                                                      --------        --------
Total stockholders' equity                                               5,702           5,771
Commitments and contingencies (Notes 2 and 6)                                -               -
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   22,124        $ 21,470
                                                                      ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.



PACIFIC GAS AND ELECTRIC COMPANY
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS (in millions)
                                                                For the six months ended June 30,
                                                                      2000              1999
                                                                  -----------       -----------
Cash flows from operating activities
Net income                                                         $     456       $       331
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and decommissioning                       345               891
   Deferred income taxes and tax credits-net                             170              (669)
   Other deferred charges and noncurrent liabilities                    (303)             (189)
   Net effect of changes in operating assets and liabilities:
      Short-term investments                                              (6)               (1)
      Accounts receivable                                                (46)              239
      Regulatory balancing accounts payable                              190               606
      Inventories and prepayments                                         15                12
      Accounts payable - trade                                           399              (192)
      Accrued taxes                                                       99               583
      Other working capital                                              (16)              (71)
   Other-net                                                              (5)               27
                                                                   ---------         ---------
Net cash provided by operating activities                              1,298             1,567
                                                                   ---------         ---------

Cash flows from investing activities
Capital expenditures                                                    (572)             (600)
Proceeds from sale of assets                                               -             1,014
Other-net                                                                (16)                -
                                                                   ---------         ---------
Net cash used by investing activities                                   (588)              414
                                                                   ---------         ---------

Cash flows from financing activities
Net borrowings (repayments) under credit facilities                       31              (668)
Long-term debt matured, redeemed, or repurchased                        (216)             (369)
Common stock repurchased                                                (275)             (725)
Dividends paid                                                          (250)             (208)
Other-net                                                                  4                 1
                                                                   ---------         ---------
Net cash used by financing activities                                   (706)           (1,969)
                                                                   ---------         ---------
Net change in cash and cash equivalents                                    4                12
Cash and cash equivalents at January 1                                    80                73
                                                                   ---------         ---------
Cash and cash equivalents at June 30                               $      84         $      85
                                                                   =========         =========

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest (net of amounts capitalized)                         $    261          $    282
      Income taxes (net of refunds)                                 $      -          $    226


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.



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

   The Utility's financial position and results of operations are the principal factors affecting the Corporation's consolidated financial position and results of operations. This quarterly report should be read in conjunction with the Corporation's and the Utility's Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements incorporated by reference in their combined 1999 Annual Report on Form 10-K, and the Corporation's and the Utility's other reports filed with the Securities and Exchange Commission since their 1999 Form 10-K was filed.

   PG&E Corporation and the Utility believe that the accompanying condensed consolidated statements reflect all adjustments that are necessary to present a fair statement of the condensed consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

   Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

   Effective January 1, 1999, PG&E Corporation changed its method of accounting for major maintenance and overhauls at PG&E National Energy Group. Beginning January 1, 1999, the cost of major maintenance and overhauls, principally at PG&E Generating Company (PG&E Gen), have been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in PG&E Corporation recording income of $12 million net of income tax of $8 million, reflecting the cumulative effect of the change in accounting principle. The Utility consistently has accounted for major maintenance and overhauls as incurred.

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


NOTE 2: THE CALIFORNIA ELECTRIC INDUSTRY

   In 1998, California became one of the first states in the country to implement electric industry restructuring and establish a competitive market framework for electric generation. Today, most Californians may continue to purchase their electricity from investor-owned utilities such as Pacific Gas and Electric Company, or they may choose to purchase electricity from alternative generation providers (such as independent power generators and retail electricity suppliers such as marketers, brokers, and aggregators). For those customers who have not chosen an alternative generation provider, investor-owned utilities, such as the Utility, continue to be the generation providers. Investor-owned utilities continue to provide distribution services to substantially all customers within their service territories, including customers who choose an alternative generation provider.

Competitive Market Framework
----------------------------
   An Independent System Operator (ISO) and Power Exchange (PX) operate in California to facilitate competition. The PX provides a competitive auction process to establish market-clearing prices for electricity in the markets operated by the PX. The ISO schedules delivery of electricity for all market participants and operates the real time and ancillary services markets for electricity. (Ancillary services are needed to maintain the reliability of the electric grid.) The Utility continues to own and maintain its transmission system, but the ISO controls the operation of the system. During the transition period, the Utility is required to bid or schedule into the PX and ISO markets all of the electricity generated by its power plants and electricity acquired under contractual agreements with unregulated generators. Until at least May 31, 2001, the investor owned utilities must procure all the electricity needed for retail customers (i.e. those customers who continue to choose the investor-owned utilities as their electricity supplier) from the PX and ISO real time markets at prevailing market prices. Beginning June 1, 2001, it is possible that California's investor owned utilities may be permitted to begin purchasing electricity for their retail customers from any other exchange that meets conditions established by the California Public Utilities Commission (CPUC) (qualified exchanges). At the conclusion of the transition period or March 31, 2002, whichever is earlier, the mandatory buy requirements cease and the investor owned utilities may purchase electricity for their retail customers from any and all sources.

     In June 2000, the ISO lowered the price limitation on ancillary services and electricity purchased in the real time energy market that it purchases from market participants to $500 from $750 per megawatt hour (MWh). Effective August 7, 2000, the ISO further lowered the price limitation to $250 per MWh. The new price limitation will remain in effect until October 15, 2000, when the ISO must reapply to the Federal Energy Regulatory Commission (FERC) for an extension of the ISO's authority to establish price limitations. The ISO charges the Utility and other market participants for providing ancillary services and real time energy purchases. Although the PX energy market has no price limitations, the ISO price limitation becomes a de facto limitation on the PX day ahead market where bids to purchase electricity and bids to sell electricity for the next day are matched.

   High PX prices in June and July 2000 have caused certain regulators, legislators and consumer advocates to express concern over the impact of higher electric prices on customers after the transition period. Certain of these regulators and legislators have suggested that regulatory intervention may be necessary to mitigate the higher power prices in California.

   For the three and six months ended June 30, 2000 and 1999, the cost of electric energy for the Utility, reflected on the Condensed Consolidated Income Statement, is comprised of the cost of fuel for electric generation and qualifying facility (QF) purchases, the cost of PX purchases, ancillary services charged by the ISO, net of sales to the PX, as follows:

                                                Three months ended June 30, Six months ended June 30,
                                                     2000        1999          2000        1999
                                                   --------    --------      --------    --------
(in millions)
Cost of fuel for electric generation and
   QF purchases                                    $    382    $    398      $    611    $    768
Cost of purchases from the PX                           489         174           685         326
Cost of ancillary services                              472         111           675         221
Proceeds from sales to the PX                          (368)       (157)         (483)       (380)
                                                   --------    --------      --------    --------
Total Utility cost of electric energy              $    975    $    526      $  1,488    $    935
                                                   ========    ========      ========    ========


   Recovery of these costs and use of proceeds during the transition period is discussed below.

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

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, rate reduction bond debt service, and the cost of procuring electricity for the Utility's retail customers. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competition transition charge (CTC), which recovers the transition costs. These CTC revenues are being recovered from all Utility distribution customers and are subject to seasonal fluctuations in the Utility's sales volumes, fluctuating PX energy prices, and certain other factors. The CTC is collected regardless of the customer's choice of electricity supplier (i.e., the CTC is non-bypassable).

   Authorized Utility costs in excess of revenues from frozen rates increase the amount of costs deferred for future recovery. The deferred costs are recoverable during the transition period when and if revenues from frozen rates exceed authorized Utility costs. The recovery of these deferred costs reduce or eliminate the amount of revenues from frozen rates available for recovery of transition costs. During the month of June 2000, the Utility's current costs exceeded revenues provided by frozen rates by approximately $700 million, primarily as a result of high electric procurement prices. If the Utility were unable to defer these costs, the Utility's earnings would be reduced accordingly.

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

   Above-market sunk costs result when the book value of a facility exceeds its market value. Conversely, below-market sunk costs result when the market value of a facility exceeds its book value. The total amount of generation facility costs to be included as transition costs is based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. Revenues generated from the Utility's sales to the PX and ISO that exceed authorized costs are also used to offset transition costs.

   The Utility cannot determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until the valuation of the Utility's remaining non-nuclear generating assets, primarily its hydroelectric generating assets, is completed. The valuation, through appraisal, sale, or other divestiture, must be completed by December 31, 2001. The value of seven of the Utility's other non-nuclear generating facilities was determined when these facilities were sold to third parties. The portion of the sales proceeds that exceeded the book value of these facilities was used to reduce other transition costs. On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. (See "Generation Divestiture" below.) Provided an alternative means of valuing the hydroelectric facilities is not used, the Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. If the market value of the Utility's hydroelectric facilities is determined based upon any method other than a sale of the facilities to a third party, a material charge to Utility earnings could result. Any excess of market value over book value would be used to reduce other transition costs. (See "Generation Divestiture" below.)

   For nuclear transition costs, revenues provided for transition cost recovery are based on the accelerated recovery of the investment in Diablo Canyon Nuclear Power Plant (Diablo Canyon) over a five-year period ending December 31, 2001. The amount of nuclear generation sunk costs was determined separately through a CPUC proceeding and was subject to a final verification audit that was completed in August 1998. The audit of the Utility's Diablo Canyon accounts at December 31, 1996, resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, that questioned $200 million of the $3.3 billion sunk costs. The CPUC will review the results of the audit and may seek to make adjustments to Diablo Canyon's sunk costs subject to transition cost recovery. In May 2000, the Utility filed a petition at the CPUC to close out the audit report without any changes in rates. The petition is not opposed by the two consumer advocacy groups who originally requested the audit, the CPUC's Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN). At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

   Costs associated with the Utility's long-term contracts to purchase electric power are included as transition costs. Regulation required the Utility to enter into long-term agreements with non-utility generators to purchase electric power at fixed prices. Prices fixed under these contracts have generally been above prices for power in wholesale markets. Over the remaining life of these contracts, the Utility estimates that it will purchase 299 million MWh of electric power. The contracts expire at various dates through 2028. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. To the extent that the contracted prices are below the market price, the Utility is using the savings to offset other transition costs during the transition period.

   The total costs under long-term contracts are based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. For the six months ended June 30, 2000 and 1999, the average price paid under the Utility's long-term contracts for electricity was 6.2 cents and 6.1 cents per kilowatt-hour (kWh), respectively. The average unconstrained price for base load electric energy (the price received for a constant level of electric generation for all hours of electric demand) sold at market rates into the California PX day-ahead market for the six months ended June 30, 2000 and 1999, was 4.7cents and 2.2 cents per kWh, respectively.

  At June 30, 2000 and December 31, 1999, the Utility's net generation-related regulatory assets, which include uncollected electric procurement costs (discussed below), totaled $4.4 billion and $4.0 billion, respectively. These regulatory assets increased by $439 million for the six months ended June 30, 2000, and decreased $813 million for the six months ended June 30, 1999.

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

   The Utility is amortizing its transition costs, including most generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. During the transition period, a reduced rate of return on common equity of 6.77 percent applies to all generation assets, including those generation assets reclassified to regulatory assets. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the non-bypassable CTC, generation divestiture, and other credits.

   During the transition period, the CPUC reviews the Utility's compliance with accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. In February 2000, the CPUC approved substantially all non-nuclear transition costs that were amortized during the first six months of 1998. The CPUC currently is reviewing non-nuclear transition costs amortized from July 1, 1998, to June 30, 1999.

Generation Divestiture
----------------------
   In 1998, the Utility sold three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and a combined capacity of 2,645 megawatts
(MW).

   On April 16, 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and a combined capacity of 3,065 MW.

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

   The Utility's application to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction is currently pending at the CPUC. According to the CPUC's revised procedural schedule, a draft environmental impact report is expected to be published for public comment in September 2000 and a final CPUC decision on the Utility's auction proposal is now expected in December 2000. The schedule calls for the auction, if approved, to begin in mid-December. The schedule anticipates that a final CPUC decision approving the sale would be issued within 210 days from the adoption of the CPUC decision authorizing the auction (i.e., by the end of July 2001) and the divestiture process would be closed within two weeks thereafter. The Utility and several other parties to the proceeding, including TURN, the Agricultural Energy Consumers Association
(AECA), and the Coalition of California Utility Employees (CUE), have been engaged in settlement discussions regarding the valuation and disposition of the Utility's hydroelectric generating assets. The possible settlement being discussed centers around a framework that includes the transfer of the hydroelectric facilities at an agreed-upon value to a non-utility affiliate of the Utility. Under this framework, the affiliate would hold and operate the assets, subject to a revenue sharing contract between the affiliate and the Utility that would permit the affiliate to recover an authorized inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. If revenue from the hydroelectric facilities exceeds the authorized costs, 90 percent of the excess revenue would be transferred to the Utility and refunded to ratepayers. If the revenues fall short of the authorized revenue requirement, 90 percent of any shortfalls would be billed to the Utility by the affiliate and recovered from ratepayers.

   Any settlement that may eventually be reached between any parties must be submitted to the CPUC for approval. Under the CPUC's rules, a settlement proposal in this proceeding must be filed no later than August 14, 2000. It is expected that a settlement proposal will be filed with the CPUC for approval before that date. The CPUC may accept the proposed settlement or reject it, suggest changes to it, or adopt a different valuation approach.

   At June 30, 2000, the book value of the Utility's net investment in hydroelectric generation assets was approximately $0.7 billion, excluding approximately $0.4 billion of net investment reclassified as regulatory assets. Any excess of market value over the $0.7 billion book value would be used to reduce transition costs, including the remaining $0.4 billion of regulatory assets related to the hydroelectric generation assets. If the market value of the hydroelectric generation assets is determined by any method other than a sale of the assets to an unrelated third party, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. While transfer or sale to an affiliated entity such as the PG&E National Energy Group would result in a material charge to income, neither PG&E Corporation nor the Utility believes that the sale of any generation facilities to a third party will have a material impact on its results of operations.

   The Utility's ability to continue recovering its net generation-related regulatory assets, which includes deferred electric procurement costs, depends on several factors, including (1) the federal and state regulatory implementation of the framework established by the CPUC and state legislation,
(2) the amount of transition costs ultimately approved for recovery by the CPUC, (3) the determined value of the Utility's hydroelectric generation facilities, (4) future Utility sales levels, (5) future Utility operating costs, and (6) the market price of electricity procured from and sold to the PX and ISO. During the second quarter PX energy prices increased substantially, reducing the amount of revenues from frozen rates available to recover transition costs. Many factors influence the PX energy market, including weather, availability of hydro-electric generation resources, demand, gas prices, and the availability of generation resources. If the prices experienced by the Utility in June were to prevail throughout the remainder of the transition period, the Utility would be unable to recover all of the net generation-related regulatory assets, including its deferred electric procurement costs by the end of the transition period. Given its current evaluation of all these factors, PG&E Corporation believes that the Utility will recover these regulatory assets including uncollected electric procurement costs. However, changes in one or more of these factors could affect the probability of recovery of these regulatory assets and result in a material charge.

Post-Transition Period
----------------------
   The timing of the end of the rate freeze and corresponding transition period will, in part, depend on the timing of the valuation of the Utility's hydroelectric generating assets and the ultimate determined value of such assets since any excess of market value over the assets' book value would be used to reduce transition costs. If the value of the Utility's hydroelectric generation assets is significantly higher than the related book value, the transition period and the rate freeze could end before December 31, 2001.

   The CPUC has issued a decision which requires the Utility to refund to electric customers any over-collected transition costs (plus interest at the Utility's three-month commercial paper rate) within one year after the end of the rate freeze. The decision also prohibits the Utility from collecting after the rate freeze certain electric costs incurred during the rate freeze but not recovered during the rate freeze, including under-collected accounting balances relating to power purchases, such as power purchased from the PX. At June 30, 2000, the aggregate balance of these accounts was approximately $700 million. The CPUC decision prohibits offsetting these specific accounts against over-collected transition costs. The Utility has appealed this decision in the California Court of Appeals and a decision is pending.

   The CPUC also has established the Purchased Electric Commodity Account
(PECA) for the Utility to track energy costs after the rate freeze and transition period end. In June 2000, the CPUC issued a decision in the second phase of the Utility's post-transition period electric ratemaking proceeding. Among other things, the CPUC determined that the PECA would reflect a pass-through of energy costs, possibly subject to after-the-fact reasonableness reviews. The decision determines that after the rate freeze ends there will be two electric rate proceedings which will, among other things, address electric energy procurement practices and rates.

 After the rate freeze ends Diablo Canyon will be operated as a competitive generator of electricity with revenues generated from prevailing market rates. During the rate freeze Diablo Canyon's operating costs have been recovered as a non-transition cost through the incremental cost incentive price (ICIP).
The ICIP, which has been in place since January 1, 1997, is a performance-based mechanism that establishes a rate per kilowatt-hour (kWh) generated by the facility. The ICIP prices for 1999, 2000, and 2001 are 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively. The average unconstrained price for base load electric energy sold at market rates into the California PX day-ahead market for the six-month periods ended June 30, 2000 and 1999, was 4.7 cents and 2.2 cents per kWh, respectively.

   As required by a prior CPUC decision on June 30, 2000, the Utility filed an application with the CPUC requesting approval of its proposal for sharing with ratepayers 50 percent of the post-rate freeze net benefits of operating Diablo Canyon in electricity markets. The net benefit sharing methodology proposed in the Utility's application would be effective at the end of the current electric rate freeze for the Utility's customers and would continue for as long as the Utility owned Diablo Canyon. Under the proposal, the Utility would share the net benefits of operating Diablo Canyon based on the
audited profits from operations, consistent with the prior CPUC decision.   If
Diablo Canyon experiences losses, such losses would be accrued and netted against profits in the calculation of the net benefits in subsequent periods (or against profits in prior periods if subsequent profits are insufficient to offset such losses). Any changes to the net sharing methodology must be approved by the CPUC.

   The Utility's sharing proposal is subject to comments by other parties and possibly evidentiary hearings. The Utility has proposed that the CPUC adopt a procedural schedule that calls for a final decision to be issued in the first quarter of 2001. The CPUC may decide to implement a different procedural schedule than proposed by the Utility. The Utility and PG&E Corporation are unable to predict what type of valuation and sharing mechanism will be adopted and what the ultimate financial impact of the sharing mechanism will have on results of operations or financial position.

   The ultimate financial impact of the end of the rate freeze will depend upon future PX and ISO market prices during the transition period, the amount of any electric non-transition costs that have been incurred but not recovered as of the end of the rate freeze, the timing of various regulatory proceedings in which the Utility seeks approval for rate recovery of various costs incurred during the rate freeze, and other variables that PG&E Corporation and the Utility are unable to predict.

   After the transition period, it is possible that the Utility's earnings from its electric distribution and transmission operations will be subject to volatility due to sales fluctuations.


NOTE 3: RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

   The following table is a summary of the contract or notional amounts and maturities of PG&E Corporation's contracts used for non-hedging activities related to commodity risk management as of June 30, 2000 and 1999. Short and long positions pertaining to derivative contracts used for hedging activities as of June 30, 2000 and 1999, are immaterial.

                                                                    Maximum
Natural Gas, Electricity,                     Purchase      Sale    Term in
and Natural Gas Liquids Contracts              (Long)     (Short)     Years
---------------------------------------------------------------------------
(billions of MMBtu equivalents (1))

Non-Hedging Activities - June 30, 2000

Swaps                                           2.13        2.04          6
Options                                         0.58        0.49          8
Futures                                         0.10        0.11          3
Forward Contracts                               2.36        1.94         16

Non-Hedging Activities - June 30, 1999

Swaps                                           3.90        3.73          7
Options                                         1.14        0.96          5
Futures                                         0.29        0.34          2
Forward Contracts                               2.93        2.98          9

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

   PG&E Corporation's net gains (losses) on swaps, options, futures, and forward contracts held during the three and six months ended June 30, 2000 and 1999, are as follows:

                                                Three months ended June 30, Six months ended June 30,
                                                     2000        1999          2000        1999
                                                   --------    --------      --------    --------
(in millions)
Swaps                                             $     90     $   (131)     $      79    $      2
Options                                                 24          (29)            62         (35)
Futures                                                (42)          22            (24)        (20)
Forward contracts                                      (37)         131            (53)         95
                                                  --------     --------       --------    --------
Net gain (loss)                                   $     35     $     (7)      $     64    $     42
                                                  ========     ========       ========    ========


   The following table discloses the estimated fair values of risk management assets and liabilities as of June 30, 2000, and December 31, 1999. The ending and average fair values and associated carrying amounts of derivative contracts used for hedging purposes are not material as of June 30, 2000, and December 31, 1999.

                                              Average               Ending
                                            Fair Value           Fair Value
---------------------------------------------------------------------------
(in millions)

Non-hedging activities - June 30, 2000

Assets
Swaps                                          $  131               $  100
Options                                           101                  123
Futures                                            23                   14
Forward Contracts                                 804                1,261
                                               ------               ------
   Total                                       $1,059               $1,498

Noncurrent portion                                                  $  499
Current portion                                                     $  999

Liabilities
Swaps                                          $  107               $   61
Options                                            52                   34
Futures                                            37                   33
Forward Contracts                                 760                1,276
                                               ------               ------
   Total                                       $  956               $1,404

Noncurrent portion                                                  $  457
Current portion                                                     $  947

Non-hedging activities - December 31, 1999

Assets
Swaps                                          $  643               $  244
Options                                           106                   92
Futures                                           175                   47
Forward Contracts                                 667                  596
                                               ------               ------
   Total                                       $1,591               $  979

Noncurrent portion                                                  $  372
Current portion                                                     $  607

Liabilities
Swaps                                          $  592               $  218
Options                                           109                   81
Futures                                           201                   67
Forward Contracts                                 561                  456
                                               ------               ------
   Total                                       $1,463               $  822

Noncurrent portion                                                  $  247
Current portion                                                     $  575

   PG&E Corporation, primarily through its subsidiaries, engages in risk management activities for both non-hedging and hedging purposes. Non-hedging activities are conducted principally through its unregulated subsidiary, PG&E Energy Trading (PG&E ET). In compliance with regulatory requirements, the Utility manages risk independently from the activities in PG&E Corporation's unregulated businesses. The Utility primarily engages in hedging activities which were immaterial for the six- month periods ended June 30, 2000 and 1999.

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

   Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. Margin cash requirements for over-the-counter financial instruments are specified by the particular instrument and often do not require margin cash and are settled monthly. Both exchange-traded and over-the-counter options contracts require payment/receipt of an option premium at the inception of the contract. Margin cash for commodities futures and cash on deposit with counterparties was $65 million at June 30, 2000.

   The credit exposure of the five largest counterparties comprised approximately $110 million of the total credit exposure associated with financial instruments used to manage price risk. Counterparties considered to be investment grade or higher comprise 83 percent of the total credit exposure.

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

NOTE 5: DIVESTITURES

   In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E Energy Services (PG&E ES), its wholly owned subsidiary, through a sale. In December 1999, the intended disposal was accounted for as a discontinued operation. In connection with this transaction, PG&E Corporation's investment in PG&E ES was written down to its estimated net realizable value. In addition, PG&E Corporation provided a reserve for anticipated losses through the date of sale. The total provision for discontinued operations was $58 million, net of income taxes of $36 million. During the six-month period ended June 30, 2000, $28.5 million after-tax was charged against this reserve. On June 29, 2000, PG&E National Energy Group completed the sale of the energy commodities portfolio of its energy services business for $20 million, plus net working capital of approximately $65 million, for a total of $85 million. In addition, the sale of the Value Added Services business and various other assets was completed on July 21, 2000, for consideration of $18 million. PG&E National Energy Group is seeking a buyer for the remainder of the assets formerly held by PG&E ES. The PG&E ES business segment generated net losses of $25 million (or $0.07 per share), for the six-month period ended June 30, 1999.

   The total assets and liabilities, including the charge noted above, of PG&E ES at June 30, 2000 and December 31, 1999 are as follows:

                                                 June 30,      December 31,
                                                   2000            1999
                                               -----------      -----------
(in millions)

Assets
Current assets                                   $   40            $  114
Noncurrent assets                                    53                83
                                                  -----             -----
   Total Assets                                      93               197

Liabilities
Current liabilities                                  20                61
Noncurrent liabilities                                3                10
                                                  -----             -----
   Total Liabilities                                 23                71
                                                  -----             -----
Net Assets                                       $   70            $  126
                                                  =====             =====

   On January 27, 2000, PG&E National Energy Group signed a definitive agreement with El Paso Field Services Company (El Paso) providing for the sale to El Paso, a subsidiary of El Paso Energy Corporation, of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively, PG&E GT-Texas). The consideration to be received by PG&E National Energy Group includes $279 million in cash, subject to adjustments for working capital, debt repayment, and certain other items, and includes the assumption by El Paso of liabilities associated with PG&E GT-Texas and debt having a book value of approximately $570 million.

   In 1999, PG&E Corporation recognized a charge against earnings of $890 million after-tax as follows: (1) an $819 million write-down of net property, plant, and equipment, (2) the elimination of the unamortized portion of goodwill, in the amount of $446 million, and (3) an accrual of $10 million representing selling costs.

   Proceeds from the sale will be used to retire short-term debt associated with PG&E GT-Texas' operations and for other corporate purposes. Closing of the sale, which is expected in the third quarter of 2000, is subject to approval under the Hart-Scott-Rodino Act.


   The sale of PG&E GT-Texas represents disposal of the PG&E GTT business segment and a portion of the PG&E ET business segment. PG&E GT-Texas' total assets and liabilities, including the charge noted above, included in the PG&E Corporation Condensed Consolidated Balance Sheet at June 30, 2000, and December 31, 1999, are as follows:

                                                 June 30,      December 31,
                                                   2000            1999
                                               -----------      -----------
(in millions)

Assets
Current assets                                   $  279            $  229
Noncurrent assets                                   980               988
                                                  -----             -----
   Total Assets                                   1,259             1,217

Liabilities
Current liabilities                                 551               448
Noncurrent liabilities                              558               624
                                                  -----             -----
   Total Liabilities                              1,109             1,072
                                                  -----             -----
Net Assets                                       $  150            $  145
                                                  =====             =====

NOTE 6: COMMITMENTS AND CONTINGENCIES

Nuclear Insurance
-----------------
   The Utility has insurance coverage for property damage and business interruption losses as a member of Nuclear Electric Insurance Limited (NEIL). Under this insurance, if a nuclear generating facility suffers a loss due to a prolonged accidental outage, the Utility may be subject to maximum retrospective assessments of $13 million (property damage) and $4 million (business interruption), in each case per policy period, in the event losses exceed the resources of NEIL.

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

Environmental Matters
---------------------
   Companies within the PG&E Corporation group may be required to pay for environmental remediation at sites where it has been or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. These sites include former manufactured gas plant sites, power plant sites, and sites used for the storage or disposal of potentially hazardous materials. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances, even if it did not deposit those substances on the site.

Utility:

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

   The cost of the hazardous substance remediation ultimately undertaken is difficult to estimate. A change in estimate may occur in the near term due to uncertainty concerning responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives.

   At June 30, 2000, the Utility expects to spend $300 million for hazardous waste remediation costs at identified sites, including divested fossil-fueled power plants. The Utility had an accrued liability of $272 million and $271 million at June 30, 2000 and December 31, 1999, respectively, representing the discounted value of these costs.

   Of the $272 million accrued liability discussed above, the Utility has recovered $148 million through rates, including $34 million through depreciation, and expects to recover another $96 million in future rates. Additionally, the Utility is mitigating its costs by obtaining recovery of its costs from insurance carriers and from other third parties as appropriate.

   Environmental remediation at identified sites may be as much as $497 million if, among other things, other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated. The Utility estimated this upper limit of the range of costs using assumptions least favorable to the Utility, based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for clean-up costs at additional sites or outcomes change.

   Further, as discussed in "Generation Divestiture" in Note 2, the Utility will retain the pre-closing remediation liability associated with divested generation facilities.

   The Utility believes the ultimate outcome of these matters will not have a material impact on the Utility's financial position or results of operations.

PG&E National Energy Group:

   The Commonwealth of Massachusetts is considering the adoption of more stringent reductions in air emissions from electric generating facilities. In addition, USGenNE has proposed an emission reduction plan that may include a modernization of its 760 MW coal-fired power plant in Salem, Massachusetts. The modernization, if undertaken, would use advanced technologies for emissions removals. USGenNE is also studying various modernization alternatives for its 1,586 MW coal-fired Brayton Point power plant in Somerset, Massachussets.

   On April 18, 2000, the Conservation Law Foundation (CLF) served various PG&E Gen affiliates, including USGenNE, a notice of its intent to file suit under the citizen suit provision of the Resource Conservation Recovery Act. CLF stated in such notice that it plans in its suit to allege that the PG&E Gen affiliates, generator of fossil fuel combustion wastes, has and is contributing to the past and present handling, storage, treatment, and disposal of such wastes at the Salem Harbor and Brayton Point power plants which may present an imminent and substantial endangerment to health or the environment. It further stated it will allege that PG&E Gen's management practices in connection with such wastes has resulted in severe groundwater contamination at both facilities. CLF has stated that it intends to seek an order requiring all necessary measures be taken to halt what it characterizes as the endangerment of health and environment. At this preliminary stage, we are unable to determine whether the ultimate outcome of this matter would have a material adverse effect on our results of operations or financial condition.

   In May 2000, USGenNE received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency ("EPA") seeking detailed operating and maintenance history for the Salem Harbor and Brayton Point power plants, which were acquired from NEES. We believe that this request for information is part of EPA's industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether there were physical changes made in the past at the plants which were undertaken without first receiving the required permits under the Clean Air Act. If the EPA were to file an enforcement action in connection with this matter, then penalties may be imposed and further emission reductions might be necessary at these plants. PG&E Corporation believes the ultimate outcome of these matters will not have a material impact on its financial position or results of operations.


Legal Matters
-------------
Chromium Litigation:
   Several civil suits are pending against the Utility in California state court. The suits seek an unspecified amount of compensatory and punitive damages for alleged personal injuries resulting from alleged exposure to chromium in the vicinity of the Utility's gas compressor stations at Hinkley, Kettleman, and Topock, California. Currently, there are claims pending on behalf of approximately 1,000 individuals.

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

Texas Franchise Fee Litigation:
   In connection with PG&E Corporation's acquisition of Valero Energy Corporation, now known as PG&E Gas Transmission, Texas Corporation (PG&E GTT), PG&E GTT succeeded to the litigation described below.

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

      In one of the class actions, opt-out notices were sent to approximately 159 Texas cities as potential class members and fewer than 20 cities opted out by the deadline in 1997. In November 1999, the court dismissed from the class 42 cities because it determined there was no pipeline presence and no past or present sales activity, leaving 106 cities in the class. Certain of the 106 class members have elected to opt out of the settlement in 2000. In July 2000, the defendants effectuated a settlement with approximately 70 percent of the class members pursuant to which the defendants paid an aggregate of $63 million (inclusive of attorney's fees and expenses) in exchange for a comprehensive release from past liabilities and a license to use city rights-of-way for 25 years. Settlement discussions continue with 21 of the 22 remaining class members who are also class members of a pending class action lawsuit involving a third party. Settlement discussions also continue with the city of Corpus Christi.

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

Recorded Liability for Legal Matters:
   In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, PG&E Corporation makes a provision for a liability when both it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.
The following table reflects the current year's activity to the recorded liability for legal matters:

                                                   PG&E
                                               Corporation        Utility
                                               ------------     -----------
(in millions)
Beginning balance, January 1, 2000                  $  126            $  70
Provisions for liabilities                              14               14
Payments                                                (7)              (7)
                                                     -----            -----
Ending balance, June 30, 2000                       $  133            $  77
                                                     =====            =====

NOTE 7: SEGMENT INFORMATION

PG&E Corporation has identified four reportable operating segments. The Utility is one reportable operating segment and the other three are part of PG&E National Energy Group. These four reportable operating segments provide different products and services and are subject to different forms of regulation or jurisdictions. PG&E Corporation's reportable segments are described below.

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


   Segment information for the three and six months ended June 30, 2000 and 1999, respectively, was as follows:

                                    Utility          PG&E National Energy Group
                                  ------- -------------------------------------------
                                                        PG&E GT                 Elimi-
                                                   ----------------           nations &
                                          PG&EGen   NW       Texas   PG&E ET  Other (1)  Total
                                          ------- -------   -------  -------  -------   -------
(in millions)

For the three months ended June 30, 2000

Operating revenues               $ 2,293  $   279  $    44  $   208  $ 2,814  $     -   $ 5,638
Intersegment revenues                  3        2       12       16      345     (378)        -
                                 -------  -------  -------  -------  -------  -------   -------
Total operating revenues           2,296      281       56      224    3,159     (378)    5,638

Income from
   continuing operations             216       20       13        -        2       (3)      248

For the three months ended June 30, 1999

Operating revenues               $ 2,231  $   253  $    39  $   397  $ 1,767   $    (5) $ 4,682
Intersegment revenues                  2        1       13       39      257      (312)       -
                                 -------  -------  -------  -------  -------   -------  -------
Total operating revenues           2,233      254       52      436    2,024      (317)   4,682

Income from
   continuing operations             172       21       13       (8)       1        (3)     196

For the six months ended June 30, 2000

Operating revenues               $ 4,507  $   589  $    88  $   420  $ 5,051   $    (9) $10,646
Intersegment revenues                  7        3       25       29      665      (729)       -
                                 -------  -------  -------  -------  -------   -------  -------
Total operating revenues           4,514      592      113      449    5,716      (738)  10,646

Income from
   continuing operations             444       54       27        -       13       (10)     528

Total assets at June 30, 2000     22,124    3,810    1,134    1,259    3,042      (140)  31,229

For the six months ended June 30, 1999

Operating revenues               $ 4,314  $   541  $    85  $   710  $ 4,163   $    (5) $ 9,808
Intersegment revenues                  4        2       25       83      492      (606)       -
                                 -------  -------  -------  -------  -------   -------  -------
Total operating revenues           4,318      543      110      793    4,655      (611)   9,808

Income from
   continuing operations             319       56       28      (32)      (2)       (6)     363

Total assets at June 30, 1999     21,720    3,868    1,158    2,587    2,067        26   31,426


(1) Net income on intercompany positions recognized by segments using mark-to-market accounting is eliminated.  Intercompany transactions are also eliminated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

   PG&E Corporation is an energy-based holding company headquartered in San Francisco, California. PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company (the Utility), provides natural gas and electric service to one of every 20 Americans. PG&E National Energy Group provides energy products and services throughout North America.

   PG&E National Energy Group businesses develop, construct, operate, own, and manage independent power generation facilities that serve wholesale and industrial customers through PG&E Generating Company, LLC (and its affiliates (collectively, PG&E Gen); own and operate natural gas pipelines, natural gas storage facilities, and natural gas processing plants, primarily in the Pacific Northwest and in Texas, (collectively, PG&E Gas Transmission or PG&E
GT); and purchase and sell energy commodities and provide risk management services to customers in major North American markets, including the other PG&E National Energy Group non-utility businesses, unaffiliated utilities, marketers, municipalities, and large end-use customers through PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power, L.P., and their affiliates (collectively, PG&E Energy Trading or PG&E ET). PG&E Corporation has entered into an agreement to sell its Texas natural gas and natural gas liquids business.

   This is a combined Quarterly Report on Form 10-Q of PG&E Corporation and Pacific Gas and Electric Company. It includes separate consolidated financial statements for each entity. The condensed consolidated financial statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's wholly owned and controlled subsidiaries. The condensed consolidated financial statements of the Utility reflect the accounts of the Utility and its wholly owned and controlled subsidiaries. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the condensed consolidated financial statements included herein. Further, this quarterly report should be read in conjunction with the Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 1999 Annual Report on Form 10-K.

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

 - the time of the completion Utility's transition cost recovery and the consequent end of the current electric rate freeze in California.

 - any changes in the amount of transition costs the Utility is allowed to collect from its customers;

 - whether the Utility will be able to recover net generation-related regulatory assets, including undercollected electric procurement costs, by the end of the transition period;

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

 -  future market prices for electricity;

 - actions that certain regulators and legislatures may take steps to mitigate the higher power prices in California;

 -  future fuel prices;

 -  future weather conditions;

 - the success of management's strategies to maximize shareholder value in PG&E National Energy Group, which may include acquisitions or dispositions of assets, or internal restructuring;

 - the extent to which our current or planned generation development projects are completed and the pace and cost of such completion;

 -  generating capacity expansion and retirements by others;

- the outcome of the Utility's various regulatory proceedings, including the proposal to auction the Utility's hydroelectric generation assets, the electric transmission rate case applications, and post-transition period ratemaking proceedings and the 2002 General Rate Case;

 - fluctuations in commodity gas, natural gas liquids, and electric prices and our ability to successfully manage such price fluctuations;

 - the pace and extent of competition in the California generation market and its impact on the Utility's costs and resulting collection of transition costs;

 - the effect of compliance with existing and future environmental laws, regulations, and policies, the cost of which could be significant; and

 -  the outcome of pending litigation.

   As the ultimate impact of these and other factors is uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect. Each of these factors is discussed in greater detail in this MD&A.

   In this MD&A, we first discuss our competitive and regulatory environment. We then discuss earnings and changes in our results of operations for the quarters ended June 30, 2000 and 1999. Finally, we discuss liquidity and financial resources, various uncertainties that could affect future earnings, and our risk management activities. Our MD&A applies to both PG&E Corporation and the Utility.

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

   Revenues from frozen electric rates provide for the recovery of authorized Utility costs, including transmission and distribution service, public purpose programs, nuclear decommissioning, rate reduction bond debt service, and the cost of procuring electricity for the Utility's retail customers. To the extent the revenues from frozen rates exceed authorized Utility costs, the remaining revenues constitute the competition transition charge (CTC), which recovers the transition costs. These CTC revenues are being recovered from all Utility distribution customers and are subject to seasonal fluctuations in the Utility's sales volumes, fluctuating PX energy prices, and certain other factors. The CTC is collected regardless of the customer's choice of electricity supplier (i.e., the CTC is non-bypassable).

   Authorized Utility costs in excess of revenues from frozen rates increase the amount of costs deferred for future recovery. The deferred costs are recoverable during the transition period when and if revenues from frozen rates exceed authorized Utility costs. During the month of June 2000, the Utility's current costs exceeded revenues provided by frozen rates by approximately $700 million, primarily as a result of high electric procurement prices.

   High PX prices in June and July have caused certain regulators, legislators and consumer advocates to express concern over the impact of high electricity prices on customers after the transition period. Certain of these regulators and legislators have suggested that regulatory intervention may be necessary to mitigate the higher power prices in California.

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

   Above-market sunk costs result when the book value of a facility exceeds its market value. Conversely, below-market sunk costs result when the market value of a facility exceeds its book value. The total amount of generation facility costs to be included as transition costs is based on the aggregate of above-market and below-market values. The above-market portion of these costs is eligible for recovery as a transition cost. The below-market portion of these costs will reduce other unrecovered transition costs. Revenues generated from the Utility's sales to the PX and ISO that exceed authorized costs are also used to offset transition costs.

   The Utility cannot determine the exact amount of above-market non-nuclear sunk costs that will be recoverable as transition costs until the valuation of the Utility's remaining non-nuclear generating assets, primarily its hydroelectric generating assets, is completed. The valuation, through appraisal, sale, or other divestiture, must be completed by December 31, 2001. The value of seven of the Utility's other non-nuclear generating facilities was determined when these facilities were sold to third parties. The portion of the sales proceeds that exceeded the book value of these facilities was used to reduce other transition costs. On September 30, 1999, the Utility filed an application with the CPUC to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction. (See "Generation Divestiture" below.) Provided an alternative means of valuing the hydroelectric facilities is not used, the Utility proposes to use an auction process similar to the one previously approved by the CPUC and successfully used in the sale of the Utility's fossil and geothermal plants. If the market value of the Utility's hydroelectric facilities is determined based upon any method other than a sale of the facilities to a third party, a material charge to Utility earnings could result. Any excess of market value over book value would be used to reduce other transition costs. (See "Generation Divestiture" below.)

   For nuclear transition costs, revenues provided for transition cost recovery are based on the accelerated recovery of the investment in Diablo Canyon Nuclear Power Plant (Diablo Canyon) over a five-year period ending December 31, 2001. The amount of nuclear generation sunk costs was determined separately through a CPUC proceeding and was subject to a final verification audit that was completed in August 1998. The audit of the Utility's Diablo Canyon accounts at December 31, 1996, resulted in the issuance of an unqualified opinion. The audit verified that Diablo Canyon sunk costs at December 31, 1996, were $3.3 billion of the total $7.1 billion construction costs. The independent accounting firm also issued an agreed-upon special procedures report, requested by the CPUC, that questioned $200 million of the $3.3 billion sunk costs. The CPUC will review the results of the audit and may seek to make adjustments to Diablo Canyon's sunk costs subject to transition cost recovery. In May 2000, the Utility filed a petition at the CPUC to close out the audit report without any changes in rates. The petition is not opposed by the two consumer advocacy groups who originally requested the audit, the CPUC's Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN). At this time, the Utility cannot predict what actions, if any, the CPUC may take regarding the audit report.

   Costs associated with the Utility's long-term contracts to purchase electric power are included as transition costs. Regulation required the Utility to enter into long-term agreements with non-utility generators to purchase electric power at fixed prices. Prices fixed under these contracts have generally been above prices for power in wholesale markets. Over the remaining life of these contracts, the Utility estimates that it will purchase 299 million MWh of electric power. The contracts expire at various dates through 2028. To the extent that the individual contract prices are above the market price, the Utility is collecting the difference between the contract price and the market price from customers, as a transition cost, over the term of the contract. To the extent that the contracted prices are below the market price, the Utility is using the savings to offset other transition costs during the transition period.

   The total costs under long-term contracts are based on several variables, including the capacity factors of the related generating facilities and future market prices for electricity. For the six months ended June 30, 2000 and 1999, the average price paid under the Utility's long-term contracts for electricity was 6.2 cents and 6.1 cents per kilowatt-hour (kWh), respectively. The average unconstrained price for base load electric energy (the price received for a constant level of electric generation for all hours of electric demand) sold at market rates into the California PX day-ahead market for the six months ended June 30, 2000 and 1999, was 4.7 cents and 2.2 cents per kWh, respectively.

  At June 30, 2000 and December 31, 1999, the Utility's net generation-related regulatory assets, which include deferred electric procurement costs (discussed below), totaled $4.4 billion and $4.0 billion, respectively. These regulatory assets increased by $439 million for the six months ended June 30, 2000, and decreased $813 million for the six months ended June 30, 1999.

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

   The Utility is amortizing its transition costs, including most generation-related regulatory assets, over the transition period in conjunction with the available CTC revenues. During the transition period, a reduced rate of return on common equity of 6.77 percent applies to all generation assets, including those generation assets reclassified to regulatory assets. Effective January 1, 1998, the Utility started collecting these eligible transition costs through the non-bypassable CTC, generation divestiture, and other credits.

   During the transition period, the CPUC reviews the Utility's compliance with accounting methods established in the CPUC's decisions governing transition cost recovery and the amount of transition costs requested for recovery. In February 2000, the CPUC approved substantially all non-nuclear transition costs that were amortized during the first six months of 1998. The CPUC currently is reviewing non-nuclear transition costs amortized from July 1, 1998, to June 30, 1999.

Generation Divestiture
----------------------
   In 1998, the Utility sold three fossil-fueled generation plants for $501 million. These three fossil-fueled plants had a combined book value at the time of the sale of $346 million and a combined capacity of 2,645 megawatts
(MW).

   On April 16, 1999, the Utility sold three other fossil-fueled generation plants for $801 million. At the time of sale, these three fossil-fueled plants had a combined book value of $256 million and a combined capacity of 3,065 MW.

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

   The Utility's application to determine the market value of its hydroelectric generating facilities and related assets through an open, competitive auction is currently pending at the CPUC. According to the CPUC's revised procedural schedule, a draft environmental impact report is expected to be published for public comment in September 2000 and a final CPUC decision on the Utility's auction proposal is now expected in December 2000. The schedule calls for the auction, if approved, to begin in mid-December. The schedule anticipates that a final CPUC decision approving the sale would be issued within 210 days from the adoption of the CPUC decision authorizing the auction (i.e., by the end of July 2001) and the divestiture process would be closed within two weeks thereafter. The Utility and several other parties to the proceeding, including TURN, the Agricultural Energy Consumers Association
(AECA), and the Coalition of California Utility Employees (CUE), have been engaged in settlement discussions regarding the valuation and disposition of the Utility's hydroelectric generating assets. The possible settlement being discussed centers around a framework that includes the transfer of the hydroelectric facilities at an agreed-upon value to a non-utility affiliate of the Utility. Under this framework, the affiliate would hold and operate the assets, subject to a revenue sharing contract between the affiliate and the Utility that would permit the affiliate to recover an authorized inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. If revenue from the hydroelectric facilities exceeds the authorized costs, 90 percent of the excess revenue would be transferred to the Utility and refunded to ratepayers. If the revenues fall short of the authorized revenue requirement, 90 percent of any shortfalls would be billed to the Utility by the affiliate and recovered from ratepayers.

   Any settlement that may eventually be reached between any parties must be submitted to the CPUC for approval. Under the CPUC's rules, a settlement proposal in this proceeding must be filed no later than August 14, 2000. It is expected that a settlement proposal will be filed with the CPUC for approval before that date. The CPUC may accept the proposed settlement or reject it, suggest changes to it, or adopt a different valuation approach.

   At June 30, 2000, the book value of the Utility's net investment in hydroelectric generation assets was approximately $0.7 billion, excluding approximately $0.4 billion of net investment reclassified as regulatory assets. Any excess of market value over the $0.7 billion book value would be used to reduce transition costs, including the remaining $0.4 billion of regulatory assets related to the hydroelectric generation assets. If the market value of the hydroelectric generation assets is determined by any method other than a sale of the assets to an unrelated third party, a material charge to Utility earnings could result. The timing and nature of any such charge is dependent upon the valuation method and procedure adopted, and the method of implementation. While transfer or sale to an affiliated entity such as the PG&E National Energy Group would result in a material charge to income, neither PG&E Corporation nor the Utility believes that the sale of any generation facilities to a third party will have a material impact on its results of operations.

   The Utility's ability to continue recovering its net generation-related regulatory assets, which includes deferred electric procurement costs depends on several factors, including (1) federal and state regulatory implementation of the regulatory framework established by the CPUC and state legislation, (2) the amount of transition costs ultimately approved for recovery by the CPUC,
(3) the determined value of the Utility's hydroelectric generation facilities,
(4) future Utility sales levels, (5) future Utility operating costs, and (6) the market price of electricity procured from and sold to the PX and ISO. During the second quarter PX energy prices increased substantially, reducing the amount of revenues from frozen rates available to recover transition costs. Many factors influence the PX energy market, including weather, availability of hydro-electric generation resources, demand, gas prices, and the availability of generation resources. If the prices the Utility experienced in June were to prevail throughout the remainder of the transition period, the Utility would be unable to recover all of the net generation-related regulatory assets, including its deferred electric procurement costs by the end of the transition period. Given its current evaluation of all these factors, PG&E Corporation believes that the Utility will recover these regulatory assets. However, changes in one or more of these factors could affect the probability of recovery of these regulatory assets and result in a material charge.

Post-Transition Period
----------------------
   The timing of the end of the rate freeze and corresponding transition period will, in part, depend on the timing of the valuation of the Utility's hydroelectric generating assets and the ultimate determined value of such assets since any excess of market value over the assets' book value would be used to reduce transition costs. If the value of the Utility's hydroelectric generation assets is significantly higher than the related book value, the transition period and the rate freeze could end before December 31, 2001.

   The CPUC has issued a decision which requires the Utility to refund to electric customers any over-collected transition costs (plus interest at the Utility's three-month commercial paper rate) within one year after the end of the rate freeze. The decision also prohibits the Utility from collecting after the rate freeze certain electric costs incurred during the rate freeze but not recovered during the rate freeze, including under-collected accounting balances relating to power purchases, such as power purchased from the PX. At June 30, 2000, the aggregate balance of these accounts was approximately $700 million. The CPUC decision prohibits offsetting these specific accounts against over-collected transition costs. The Utility has appealed this decision in the California Court of Appeals and a decision is pending.

   The CPUC also has established the Purchased Electric Commodity Account
(PECA) for the Utility to track energy costs after the rate freeze and transition period end. In June 2000, the CPUC issued a decision in the second phase of the Utility's post-transition period electric ratemaking proceeding. Among other things, the CPUC determined that the PECA would reflect a pass-through of energy costs, possibly subject to after-the-fact reasonableness reviews. The decision determines that after the rate freeze ends there will be two electric rate proceedings which will, among other things, address electric energy procurement practices and rates.

   After the rate freeze ends Diablo Canyon will be operated as a competitive generator of electricity with revenues generated from prevailing market rates. During the rate freeze Diablo Canyon's operating costs have been recovered as a non-transition cost through the incremental cost incentive price (ICIP).
The ICIP, which has been in place since January 1, 1997, is a performance-based mechanism that establishes a rate per kilowatt-hour (kWh) generated by the facility. The ICIP prices for 1999, 2000, and 2001 are 3.37 cents per kWh, 3.43 cents per kWh, and 3.49 cents per kWh, respectively. The average unconstrained price for base load electric energy sold at market rates into the California PX day-ahead for the six-month periods ended June 30, 2000 and 1999, was 4.7 cents and 2.2 cents per kWh, respectively.

   As required by a prior CPUC decision on June 30, 2000, the Utility filed an application with the CPUC requesting approval of its proposal for sharing with ratepayers 50 percent of the post-rate freeze net benefits of operating Diablo Canyon in electricity markets. The net benefit sharing methodology proposed in the Utility's application would be effective at the end of the current electric rate freeze for the Utility's customers and would continue for as long as the Utility owned Diablo Canyon. Under the proposal, the Utility would share the net benefits of operating Diablo Canyon based on the
audited profits from operations, consistent with the prior CPUC decision.   If
Diablo Canyon experiences losses, such losses would be accrued and netted against profits in the calculation of the net benefits in subsequent periods (or against profits in prior periods if subsequent profits are insufficient to offset such losses). Any changes to the net sharing methodology must be approved by the CPUC.

   The Utility's sharing proposal is subject to comments by other parties and possibly evidentiary hearings. The Utility has proposed that the CPUC adopt a procedural schedule that calls for a final decision to be issued in the first quarter of 2001. The CPUC may decide to implement a different procedural schedule than proposed by the Utility. The Utility and PG&E Corporation are unable to predict what type of valuation and sharing mechanism will be adopted and what the ultimate financial impact of the sharing mechanism will have on results of operations or financial position.

   The ultimate financial impact of the end of the rate freeze will depend upon future PX and ISO market prices during the transition period, the amount of any electric non-transition costs that have been incurred but not recovered as of the end of the rate freeze, the timing of various regulatory proceedings in which the Utility seeks approval for rate recovery of various costs incurred during the rate freeze, and other variables that PG&E Corporation and the Utility are unable to predict.

   After the transition period, it is possible that the Utility's earnings from its electric distribution and transmission operations will be subject to volatility due to sales fluctuations.

Future Competition
------------------
   Opening California's electric generation to competition has raised interest in introducing further competition in the electric industry. The CPUC has opened a rulemaking proceeding to examine the various issues associated with distributed generation. Distribution generation enables the siting of electric generation technologies in close proximity to electric demand (referred to as "load"), and raises issues about stranded costs - both within distribution and transmission systems, interconnection charges and cost allocation. The CPUC staff has issued a report identifying options for possible CPUC consideration regarding the additional unbundling of the electric distribution function and evaluate the investor owned utilities' role of default provider of electricity.

   It is too early to predict what may come of these matters. PG&E Corporation is unable to predict when these issues will be addressed by the CPUC and the California legislature or whether the results will have any impact on the Utility.

PG&E NATIONAL ENERGY GROUP

   PG&E National Energy Group has been formed to pursue opportunities created by the gradual restructuring of the energy industry across the nation. PG&E National Energy Group integrates our national power generation, gas transmission, and energy trading businesses. PG&E National Energy Group contemplates increasing PG&E Corporation's national market presence through a balanced program of acquisition and development of energy assets and businesses, while at the same time undertaking ongoing portfolio management of its assets and businesses. PG&E National Energy Group's ability to anticipate and capture profitable business opportunities created by restructuring will have a significant impact on PG&E Corporation's future operating results.

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

   In connection with the purchase of the generation assets, USGenNE entered into wholesale agreements with certain of the retail companies of NEES to supply at specified prices the electric capacity and energy requirements necessary for their retail companies to meet their SOS obligations. These companies are responsible for passing on to us the revenues generated from the SOS. USGenNE currently is indirectly serving a large portion of the SOS electric capacity and energy requirements for these companies, except in New Hampshire. For the six months ended June 30, 2000, the contract SOS price paid to generators was $.038 per kWh for generation. On March 1, 1999, Constellation Power Source, Inc. won the New Hampshire component of the SOS through a competitive bidding solicitation. On January 7, 2000, USGenNE paid approximately $15 million to a third party for this third party's assumption of 10 percent of the Massachusetts Electric Company/Nantucket Electric Company SOS and 40 percent of the Narragansett SOS.

   Like other utilities, New England utilities previously entered into agreements with unregulated companies (e.g., qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA)) to provide energy and capacity at prices that are anticipated to be in excess of market prices. We assumed NEES' contractual rights and duties under several of these power purchase agreements. At June 30, 2000, these agreements provided for an aggregate 470 MW of capacity. However, NEES will make support payments to us toward the cost of these agreements. The support payments by NEES total $0.9 billion in the aggregate (undiscounted) and are due in monthly installments from September 1998 through January 2008. In certain circumstances, with our consent, NEES may make a full or partial lump sum accelerated payment.

   Initially, approximately 90 percent of the acquired operating capacity, including capacity and energy generated by other companies and provided to us under power purchase agreements, is dedicated to servicing SOS customers. Currently, approximately 60 percent to 70 percent of the capacity is dedicated to serving SOS customers. To the extent that customers eligible to receive SOS choose alternate suppliers, or as these obligations are sold to other parties, this percentage will continue to decrease. As customers choose alternate suppliers, or the SOS obligations are sold, a greater proportion of the output of the acquired operating capacity will be subject to market prices.

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

   On January 27, 2000, PG&E National Energy Group signed a definitive agreement providing for the sale of the stock of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. (collectively, PG&E GT-Texas). The consideration to be received by PG&E National Energy Group includes $279 million in cash, subject to adjustments for working capital, and includes the assumption by El Paso of liabilities associated with PG&E GT-Texas and debt having a book value of approximately $570 million.

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

   Proceeds from the sale will be used to retire short-term debt associated with PG&E GT-Texas' operations and for other corporate purposes. Closing of the sale, which is expected in the third quarter of 2000, is subject to approval under the Hart-Scott-Rodino Act.

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

Energy Services
---------------
   In December 1999, PG&E Corporation's Board of Directors approved a plan to dispose of PG&E ES, its wholly owned subsidiary, through a sale. The intended disposal has been accounted for as a discontinued operation. In connection with this transaction, PG&E Corporation's investment in PG&E ES was written down to its estimated net realizable value in 1999. In addition, in 1999, PG&E Corporation provided a reserve for anticipated losses through the date of sale. The total provision for discontinued operations was $58 million, net of income taxes of $36 million. During the six month period ended June 30, 2000, $28.5 million was charged against this reserve. On June 29, 2000, PG&E National Energy Group completed its sale of the energy commodities portfolio of its energy services business, PG&E Energy Services Corporation, for $20 million, plus net working capital of approximately $65 million, for a total of $85 million. In addition, the sale of the Value Added Services business and various other assets was completed on July 21, 2000, for a consideration of $18 million. PG&E National Energy Group is seeking a buyer for the remainder of the assets formerly held by PG&E ES. The PG&E ES business segment generated net losses of $25 million (or $0.07 per share) for the six-month period ended June 30, 1999.

REGULATORY MATTERS

   A significant portion of PG&E Corporation's operations are regulated by federal and state regulatory commissions. These commissions oversee service levels and, in certain cases, PG&E Corporation's revenues and pricing for its regulated services. The Utility is the only subsidiary with significant regulatory proceedings at this time. Any change in authorized electric revenues resulting from any of the electric proceedings discussed below would not impact the Utility's customer electric rates during the transition period because these rates are frozen. However, any change would affect the amount of revenues available for the recovery of transition costs. Any change in authorized gas revenues resulting from gas proceedings would result in a change in the Utility's customer gas rates. The Utility's pending proceedings to determine the value of its hydroelectric generation assets and the method for sharing the net benefits of operating Diablo Canyon with ratepayers after the rate freeze are discussed above.

The 1999 General Rate Case (GRC)
--------------------------------
   The CPUC's final decision issued in February 2000 in the Utility's 1999 GRC application increased annual electric distribution revenues by $163 million and annual gas distribution revenues by $93 million, as compared to revenues authorized for 1998. Although the increase in electric and gas distribution revenues was retroactive to January 1, 1999, prior quarters were not restated. Instead, the entire increase was reflected in the fourth quarter of 1999. Had the Utility restated prior quarters, 1999 net earnings for the six months ended June 30, 1999, would have been $80 million higher than reported.

   In March 2000, two intervenors filed applications for rehearing of the GRC decision, alleging that the CPUC committed legal errors by approving funding in certain areas that were not adequately supported by record evidence. In April 2000, the Utility filed its response to these applications for rehearing, defending the GRC decision against the allegations of error. A CPUC decision on the applications for rehearing is expected in the second half of 2000.

The 2002 General Rate Case (GRC)
--------------------------------
   Also in the 1999 GRC final decision, the CPUC ordered the Utility to file a 2002 GRC. On July 20, 2000, the CPUC issued a decision requiring the Utility to file a Notice of Intent with the CPUC by May 1, 2001, a delay of nine
months compared to the procedural timetable in effect for the 1999 GRC.   The
CPUC decision affirms that rates would still become effective on January 1, 2002, although the CPUC decision may not be rendered until late 2002.

The 2001 Attrition Rate Adjustment (ARA)
----------------------------------------
   On July 27, 2000, the Utility filed an ARA application with the CPUC to increase its 2001 electric distribution revenues by $189 million, effective January 1, 2001, to reflect inflation and the growth in capital investments necessary to serve customers. The Utility did not request an increase in gas distribution revenues. The Utility has requested expedited treatment of the application and has proposed a schedule to ensure that the 2001 ARA decision is issued before January 1, 2001. The Utility has requested that this application be resolved without evidentiary hearings.

The Year 2000 Cost of Capital Proceeding
----------------------------------------
   In June 2000, the CPUC issued a final decision in the Utility's 2000 cost of capital proceeding, adopting a return on common equity (ROE) of 11.22 percent on electric and gas distribution operations, retroactive to February 17, 2000, as compared to the Utility's former authorized ROE of 10.6 percent. The decision also affirmed the existing authorized Utility capital structure of 46.2 percent long-term debt, 5.8 percent preferred stock, and 48.0 percent common equity.

   The decision results in an authorized 9.12 percent overall return on Utility electric and gas distribution rate base. The Utility's 2000 electric and gas revenues will increase by approximately $37 million and $12 million, respectively, for the period February 17, 2000, through December 31, 2000.

The Year 2001 Cost of Capital Proceeding
----------------------------------------
   On May 8, 2000, the Utility filed an application with the CPUC to establish its authorized rate of return (ROR) for electric and gas distribution operations for 2001. The application requests a ROE of 12.4 percent, and an overall ROR of 9.75 percent. The Utility's proposal for test year 2001 ROE for its electric distribution and gas distribution lines of business is 1.18 percent higher than the 2000 ROE of 11.22 percent. If granted, the requested ROR would increase electric distribution revenues by approximately $72 million and gas distribution revenues by approximately $23 million. The application also requests authority to implement an Annual Cost of Capital Adjustment Mechanism for 2002 through 2006 that would replace the annual cost of capital proceedings. The proposed adjustment mechanism would modify the Utility's cost of capital based on changes in an interest rate index. The Utility also proposes to maintain its currently authorized capital structure of 46.2 percent long-term debt, 5.8 percent preferred stock, and 48.0 percent common equity.

FERC Transmission Rate Cases
----------------------------
   Since April 1998, electric transmission revenues have been authorized by the FERC, including various rates to recover transmission costs from the Utility's former bundled retail transmission customers. The FERC has not yet acted upon a settlement filed by the Utility that, if approved, would allow the Utility to recover $345 million in electric transmission rates for the 14-month period of April 1, 1998 through May 31, 1999. During this period, somewhat higher rates have been collected, subject to refund. However, in April 2000, the FERC approved a settlement that permits the Utility to recover $264 million in electric transmission rates for the 10-month period of May 31, 1999 to March 31, 2000. Further, in October 1999, the FERC accepted, subject to refund, the Utility's proposal to collect $370 million annually in electric transmission rates beginning on April 1, 2000. In May 2000, a settlement was filed with the FERC that, if approved by the FERC, would provide for rates which would collect $340 million annually. The Utility does not expect a material impact on its financial position or results of operations resulting from these matters.

The CPUC's Gas Strategy Investigation, Phase 2
----------------------------------------------
   In January 1998, the CPUC opened a rulemaking proceeding to explore alternative market structures in the natural gas industry in California. In January 2000, the Utility and a broad-based coalition of shippers, consumer groups, marketers, and others filed a settlement with the CPUC which reaffirmed the basic structure of the Gas Accord and would continue the Gas Accord through its original term of December 31, 2002. On May 18, 2000, the CPUC approved the uncontested settlement.

Performance-Based Ratemaking (PBR) Application
----------------------------------------------
   In June 2000, the CPUC granted the Utility's request to withdraw its PBR application filed in November 1998. The Utility had requested the withdrawal in accordance with the 1999 General Rate Case decision issued in February 2000, which required a 2002 GRC before a PBR revenue/rate indexing mechanism could be implemented. In closing the PBR proceeding, the CPUC ordered the Utility to file a new PBR application by September 1, 2000, for financial rewards/penalties associated with utility performance in meeting prescribed standards on measures such as electric reliability and customer service.

RESULTS OF OPERATIONS

   The table below shows for the three and six months ended June 30, 2000 and 1999, certain items from our Condensed Consolidated Income Statement detailed by Utility and PG&E National Energy Group operations of PG&E Corporation. (In the "Total" column, the table shows the combined results of operations for these groups.) The information for PG&E Corporation (the "Total" column) excludes transactions between its subsidiaries. Following this table we discuss our results of operations.

                        Utility          PG&E National Energy Group
                        -------  ---------------------------------------------
                                              PG&E GT                 Elimi-
                                          ----------------           nations &
                                 PG&EGen    NW      Texas   PG&E ET  Other (1)   Total
                                 -------  -------  -------  -------  ---------  -------
(in millions)

For the three months ended June 30, 2000
Operating revenues       $ 2,296  $   281  $    56  $   224  $ 3,159  $  (378) $  5,638
Operating expenses         1,744      251       24      223    3,158     (384)    5,016
                         -------  -------  -------  -------  -------  -------   -------
Operating income                                                                    622
Other income, net                                                                    12
Interest expense                                                                    182
Income taxes                                                                        204
Income from continuing
   operations                                                                       248
Net income                                                                       $  248

EBITDA (2)                 $   580  $    51  $    43  $    (3) $     2  $    5   $  678

For the three months ended June 30, 1999
Operating revenues      $ 2,233  $   254  $    52  $   436  $ 2,024  $  (317)  $  4,682
Operating expenses        1,781      244       23      444    2,024     (314)     4,202
                        -------  -------  -------  -------  -------  -------    -------
Operating income                                                                    480
Other income, net                                                                    40
Interest expense                                                                    192
Income taxes                                                                        132
Income from continuing
   operations                                                                       196
Net income                                                                      $   182

EBITDA (2)             $   954  $    42  $    40  $    12  $     2  $    (27)   $ 1,023

For the six months ended June 30, 2000
Operating revenues       $ 4,514  $   592  $   113  $   449  $ 5,716  $  (738)  $10,646
Operating expenses         3,392      506       49      433    5,702     (734)    9,348
                         -------  -------  -------  -------  -------  -------   -------
Operating income                                                                  1,298
Other income, net                                                                    27
Interest expense                                                                    365
Income taxes                                                                        432
Income from continuing
   operations                                                                       528
Net income                                                                      $   528

EBITDA (2)              $ 1,433  $   129  $    85  $     9  $    19  $    (5)   $ 1,670

For the six months ended June 30, 1999
Operating revenues      $ 4,318  $   543  $   110  $   793  $ 4,655  $  (611)  $  9,808
Operating expenses        3,444      487       50      827    4,660     (601)     8,867
                        -------  -------  -------  -------  -------  -------    -------
Operating income                                                                    941
Other income, net                                                                    61
Interest expense                                                                    393
Income taxes                                                                        246
Income from continuing
   operations                                                                       363
Net income                                                                      $   353

EBITDA (2)              $ 1,749  $   108  $    81  $     5  $    (1) $   (46)   $ 1,896

(1) Net income on intercompany positions recognized by segments using mark-to-market accounting is eliminated.  Intercompany transactions are also eliminated.

(2) EBITDA measures earnings (after preferred dividends) before interest expense (net of interest income), income taxes, depreciation, and amortization.

Overall Results
---------------
   PG&E Corporation's net income for the second quarter of 2000 increased 36.3 percent to $248 million from $182 million in the prior year's second quarter. Of the $66 million increase, PG&E National Energy Group accounted for $22 million of the increase and the Utility's first quarter net income available for common stock increased to $216 million from $172 million in the prior year.

   Net income for the six-month period ended June 30, 2000 increased 49.6 percent to $528 million from $353 million for the same period in 1999. Of the $175 million increase, PG&E National Energy Group accounted for $50 million of the increase and the Utility's net income available for common stock for the first six months of 2000 increased to $444 million from $319 million in the comparable period of the prior year.

   The increase in performance is attributable to the following factors:

 - In the first quarter of 2000, the Utility received the final order on its general rate case. Although the increase in revenue requirements was retroactive to January 1, 1999, the prior quarters were not restated and the entire increase was reflected in the fourth quarter of 1999. The outcome of the rate order increased second quarter Utility net earnings approximately $40 million ($0.11 per share) and year-to-date earnings approximately $80 million ($0.22 per share) compared to the second quarter and first half of 1999, respectively.

 - In the second quarter of 2000, the Utility received a final decision from the CPUC increasing its authorized cost of capital from 10.6 percent to 11.22 percent, retroactive to February 2000, resulting in an approximate $12 million ($0.03 per share) increase in 2000 second quarter and first half net earnings.

 - PG&E ET's second quarter 2000 net income before restructuring charges increased $6 million over 1999 second quarter results due to across the board improvements in gas and power trading, in asset management and structured transactions. This increase was offset by a $5 million after-tax ($.01 per share) charge associated with the restructuring of the PG&E National Energy Group. PG&E ET's net income for the first half of 2000, net of restructuring charges of $9 million after-tax ($0.02 per share), has increased $15 million compared to the same period of 1999.

 - At the end of 1999, PG&E Corporation announced its plans to dispose of PG&E GT-Texas and these assets were written down to estimated fair value. PG&E GT Texas has operated at a breakeven basis in 2000 and reported losses of $8 million ($0.02 per share) and $32 million ($0.09 per share) for the three and six months ended June 30, 1999, respectively.

 - Effective the first quarter of 1999, PG&E Corporation changed its method of accounting for major maintenance and overhauls at PG&E National Energy Group. Beginning January 1, 1999, the cost of major maintenance and overhauls, principally at the PG&E Gen business segment, have been accounted for as incurred. The change resulted in PG&E Corporation recording income of $12 million after-tax ($0.03 per share), reflecting the cumulative effect of the change in accounting principle for the first half of 1999.

Operating Revenues
------------------
   Utility operating revenues increased $63 million and $196 million in the second quarter and first half of 2000, respectively, compared to the similar periods of the prior year. The increase is a result of higher electric sales to residential customers reflecting an increase in the number of customers and to industrial customers due to an increase in the average customer usage. Additionally, increases in the price of gas have increased revenues.

   PG&E National Energy Group operating revenues increased $893 million and $642 million in the second quarter and first half of 2000, respectively, compared to the similar periods of 1999. PG&E National Energy Group has focused its trading efforts on asset management, structured transactions and higher margin trades resulting in increased trading volume. In addition, increases in the price of power and gas in the second quarter resulted in increased revenues.

Operating Expenses
------------------
   Utility operating expenses decreased $37 million and $52 million in the three and six month period ended June 30, 2000, respectively, compared to the similar periods of the prior year.

   The tables below summarize the changes in the Utility's operating expenses:

                                               Three months ended June 30,   Increase    Increase
                                                     2000        1999       (Decrease)  (Decrease)
                                                   --------    --------      --------    --------
(in millions)
Utility operating expenses:
Cost of electric energy                            $    975    $    526      $    449      85.4%
Cost of gas                                             182         138            44      31.9%
Operating and maintenance, net                          543         608           (65)    (10.7)%
Depreciation, amortization and decommissioning           44         509          (465)    (91.4)%
                                                   --------    --------      --------    --------
Total                                              $  1,744    $  1,781      $    (37)     (2.1)%
                                                   ========    ========      ========    ========

                                                  Six months ended June 30,  Increase    Increase
                                                     2000        1999       (Decrease)  (Decrease)
                                                   --------    --------      --------    --------
(in millions)
Utility operating expenses:
Cost of electric energy                            $  1,488    $    935      $    553      59.1%
Cost of gas                                             465         384            81      21.1%
Operating and maintenance, net                        1,094       1,234          (140)    (11.3)%
Depreciation, amortization and decommissioning          345         891          (546)    (61.3)%
                                                   --------    --------      --------    --------
Total                                              $  3,392    $  3,444      $    (52)     (1.5)%
                                                   ========    ========      ========    ========

   The decrease in operating expenses is a result of less depreciation expense because of the sale of 4,289 MW of fossil-fueled and geothermal generation facilities in the second quarter of 1999 and reduced amortization of transition costs as a result of increased energy prices, principally in June of 2000 because of unusually hot weather. To the extent that current operating costs, including the cost of electric energy, exceed frozen utility electric revenues, amortization of transition costs is reduced in accordance with California's transition plan. The decline in operating and maintenance expense reflects the impact in 1999 of the Diablo Canyon scheduled refueling
outage with no such refueling outage in the first half of 2000.    The cost of
electric energy and the cost of gas both increased for the quarter and year-to-date over prior year periods because of increases in the volume of power and gas purchased and the price of power and gas. High temperatures and limited supply caused the price increases for power in California in June 2000.

   Operating expenses at PG&E National Energy Group increased $851 million and $533 million in the second quarter and first half of 2000, respectively, compared to the similar periods of the prior year. The increase results from the increased trading volumes discussed above, increases in the cost of power and gas, partially offset by reduced depreciation and amortization expense at PG&E GT-Texas reflective of the write-down to fair value of the PG&E GT-Texas assets held for sale.

EBITDA
------
PG&E Corporation's EBITDA has decreased 33.7 percent and 11.9 percent to $678 million and $1,670 million for the second quarter of 2000 and first half of 2000, respectively. The decrease is principally attributable to the impact of higher fuel prices at the Utility during the second quarter of 2000. The Utility accounts for the increased fuel costs through its regulatory balancing account mechanism, which reduces the amount of amortization of transition costs.

Income Taxes
------------
   The effective tax rate for the Corporation has increased to 45.0 percent in the first half of 2000 compared to 40.4 percent in the prior year's first half as a result of: (1) electric industry restructuring which has resulted in the reversal of temporary tax differences at the Utility whose tax benefits were originally flowed through to customers causing an increase in income tax expense independent of pre-tax income and, (2) higher state taxes.


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

   The CPUC requires the Utility to maintain its CPUC-authorized capital structure, potentially limiting the amount of dividends the Utility may pay PG&E Corporation. The Utility has been in compliance with its CPUC-authorized capital structure. PG&E Corporation and the Utility believe that this requirement will not affect PG&E Corporation's ability to pay common stock dividends. However, depending on the timing and outcome of the valuation of the Utility's hydroelectric facilities discussed in "Generation Divestiture" above, certain valuation methods could necessitate a waiver of the CPUC's authorized capital structure in order to permit PG&E Corporation or the Utility to continue paying common stock dividends at the current level. In addition, a material write-off of net generation-related regulatory assets, including deferred electric procurement costs, or the Utility's inability to defer future electric procurement costs, as discussed above, could necessitate a waiver of the CPUC's authorized capital structure in order to permit PG&E Corporation or the Utility to continue to pay common stock dividends at the current level.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows from Operating Activities
------------------------------------
   Net cash provided by PG&E Corporation's operating activities totaled $1,675 million and $1,655 million during the six months ended June 30, 2000 and 1999, respectively. Net cash provided by the Utility's operating activities totaled $1,298 million and $1,567 million during the six months ended June 30, 2000 and 1999, respectively. High PX prices in June and July 2000 have adversely impacted the amount of cash generated by the Utility from operations during these months.

PG&E National Energy Group:

   We have entered into tolling agreements with several counterparties giving PG&E ET the rights to sell electricity generated by facilities owned and operated by another party. Under such arrangements, PG&E ET supplies the fuel to the power plant, and then sells the plant's output in the competitive market. At June 30, 2000, the annual estimated committed payments under such contracts range from approximately $11 million to $151 million, resulting in total committed payments over the next 22 years of approximately $2.5 billion.

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

   During the six-month period ended June 30, 2000, we issued $22 million of common stock, primarily through the Dividend Reinvestment Plan and the stock option plan component of the Long-Term Incentive Program. During the six-month period ended June 30, 2000, we paid dividends on our common stock of $217 million.

   During the six-month period ended June 30, 1999, we repurchased $503 million of our common stock. The 1999 repurchases were executed through accelerated share repurchase programs. Under the agreement, PG&E Corporation purchased
16.6 million shares of its common stock from a counterparty and entered into a forward contract with the counterparty. PG&E Corporation retained the risk of increases and the benefit of decreases in the price of the common shares purchased by the counterparty. PG&E Corporation had the option to settle its obligations under the forward contract with either cash or shares of its common stock. For the three- and six-month periods ended June 30, 1999, this agreement caused the $0.03 and $0.08 dilution, respectively, reflected in PG&E Corporation's diluted earnings per share. This dilution was eliminated when the associated forward contract was settled.

   In October 1999, the Board of Directors of PG&E Corporation authorized an additional $500 million for the purpose of repurchasing shares of the Corporation's common stock on the open market. This authorization supplements the approximately $40 million remaining from the amount previously authorized by the Board of Directors on December 17, 1997. The authorization for share repurchase extends through September 30, 2001. As of June 30, 2000, through our wholly owned subsidiary, we repurchased 7.2 million shares, at a cost of $159 million under this authorization.

   During the six months ended June 30, 2000, PG&E National Energy Group retired $130 million of long-term debt.

   We maintain a number of credit facilities to support commercial paper programs, letters of credit, and other short-term liquidity requirements. PG&E Corporation maintains two $500 million revolving credit facilities, one of which expires in November 2000 and the other in 2002. These credit facilities are used to support the commercial paper program and other liquidity needs.
The facility expiring in 2000 may be extended annually for additional one-year periods upon agreement with the lending institutions. There was no commercial paper outstanding at June 30, 2000. PG&E Corporation introduced a $200 million Extendible Commercial Note (ECN) program during the third quarter of 1999. The ECN program supplements our short-term borrowing capability and is not supported by the credit facilities. There were no extendible commercial notes outstanding at June 30, 2000.

   PG&E Gen maintains two $550 million revolving credit facilities. One facility expires in August 2000 and the other expires in 2003. The total amount outstanding at June 30, 2000, backed by the facilities, was $907 million in commercial paper. Of these loans, $550 million is classified as noncurrent in the Condensed Consolidated Balance Sheet of PG&E Corporation.

   In 1998, USGenNE, a subsidiary of PG&E Gen, established a $100 million revolving credit facility that expires in 2003. As of June 30, 2000, there is no outstanding balance on this facility.

   PG&E GT NW maintains a $100 million revolving credit facility that expires in 2002, but has an annual renewal option allowing the facility to maintain a three-year duration. PG&E GT NW also maintains a $50 million 364-day credit facility that expires in 2001, but can be extended for successive 364-day periods. At June 30, 2000, PG&E GT NW had an outstanding commercial paper balance of $40 million, which is classified as noncurrent in the Condensed Consolidated Balance Sheet of PG&E Corporation.

   PG&E GTT maintains four separate credit facilities that total $250 million and are guaranteed by PG&E Corporation. At June 30, 2000, PG&E GTT had $180 million of outstanding short-term bank borrowings related to these credit facilities. These lines may be cancelled upon demand and bear interest at each respective bank's quoted money market rate. The borrowings are unsecured and unrestricted as to use.

Utility:
   During the six months ended June 30, 2000, the Utility paid dividends on its common stock of $250 million. In April 2000, the Utility repurchased from PG&E Corporation 11.9 million shares of its common stock at a cost of $275 million.

   The Utility's long-term debt that either matured, was redeemed, or was repurchased during the six months ended June 30, 2000, totaled $216 million.
Of this amount, $139 million related to the Utility's rate reduction bonds maturing, and $77 million related to the maturities of various of the Utility's medium-term notes and other debt.

   The Utility maintains a $1 billion revolving credit facility, which expires in 2002. The Utility may extend the facility annually for additional one-year periods upon agreement with the banks. This facility is used to support the Utility's commercial paper program and other liquidity requirements. The total amount outstanding at June 30, 2000, backed by this facility, was $480 million in commercial paper. If the high PX prices, experienced in June and July 2000, were to continue through the transition period, the Utility would be required to further draw on this facility during that time frame to meet its liquidity requirements.

Cash Flows from Investing Activities
------------------------------------
Utility:
   The primary uses of cash for investing activities are additions to property, plant, and equipment, unregulated investments in partnerships, and acquisitions.

   The Utility's estimated capital spending for 2000 is approximately $1.3 billion, excluding capital expenditures for divested fossil and geothermal power plants. The Utility's capital expenditures for the six months ended June 30, 2000, was $572 million.

PG&E National Energy Group:
 Three natural gas-fueled combined-cycle power plants are currently under construction which when completed will be owned or leased by PG&E National Energy Group. These power plants, referred to as "merchant power plants," will sell power as a commodity in the competitive marketplace. The electricity generated by these plants will be sold on a wholesale basis to local utilities and power marketers, including PG&E ET, which, in turn, will sell it to industrial, commercial, and other electricity customers.

   Millennium Power, a 360-MW power plant located in Massachusetts, is expected to begin commercial service in the last quarter of 2000. Lake Road Generating Plant (Lake Road), an approximately 790-MW power plant located in Connecticut, is expected to begin commercial service in 2001. La Paloma Generating Plant (La Paloma), an approximately 1,050-MW power plant located in California, is expected to begin commercial service in 2002. During the second quarter critical environmental permits were obtained for the Athens Generating Plant, a 1,080-MW power plant located in New York, and the 1,000 MW Harquahala generating project located in Arizona. Both plants are expected to begin commercial service in 2003.

   Lake Road and La Paloma are being financed through synthetic leases with a third-party owner. PG&E National Energy Group will operate the plants under operating leases. The estimated cost to construct these plants is approximately $1.4 billion.

   PG&E National Energy Group broke ground for the Madison Wind Power Project in New York in April 2000. This 11.5 MW project will be the largest wind generating facility in the Eastern United States and is expected to be operational in September 2000. The estimated cost to construct this plant is $16 million.

   In addition to the above projects under construction, PG&E National Energy Group has an additional 7,000 to 10,000 MW in development for commercial operation in the next five years. The completion of these projects is subject to many factors, including but not limited to various regulatory and environmental approvals, adequate financing on satisfactory terms, competitive conditions including the expansion and retirement plans of others, market prices for electricity, future fuel prices, delays by third party contractors, and the unavailability of required equipment.

ENVIRONMENTAL MATTERS

   We are subject to laws and regulations established to both maintain and improve the quality of the environment. Where our properties contain hazardous substances, these laws and regulations require us to remove those substances or remedy effects on the environment. (See Note 6 of Notes to Condensed Consolidated Financial Statement for further discussion of these matters.)

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

   We prepare a daily assessment of our portfolio market risk exposure using value-at-risk and other methodologies that simulate future price movements in the energy markets to estimate the size and probability of future potential losses. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of important assumptions, including the selection of a confidence level for losses, volatility of prices, market liquidity, and a holding period. PG&E Corporation's daily value-at-risk for commodity price sensitive derivative instruments as of June 30, 2000, was $5.6 million for trading activities and $5.7 million for non-trading activities.

   Value-at-risk has several limitations as a measure of portfolio risk, including, but not limited to, underestimation of the risk of a portfolio with significant options exposure, inadequate indication of the exposure of a portfolio to extreme price movements, and the inability to address the risk resulting from intra-day trading activities.

   PG&E Corporation expects to adopt Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 138, no later than January 1, 2001. The Statement will require us to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. We currently are evaluating what the effect of SFAS No. 133 will be on the earnings and financial position of PG&E Corporation. However, we already use the mark-to-market method of accounting for our commodity non-hedging and risk management activities.

LEGAL MATTERS

   In the normal course of business, both the Utility and PG&E Corporation are named as parties in a number of claims and lawsuits. (See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of significant pending legal matters.)

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


                        PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
		-----------------

For a description of material legal proceedings, see Note 6 of the PG&E Corporation and Pacific Gas and Electric Company Notes to Condensed Consolidated Financial Statements under Part I, Item 1 above, as well as the Annual Report on Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 1999, and the Quarterly Report on Form 10-Q filed by PG&E Corporation and Pacific Gas and Electric Company for the quarter ended March 31, 2000.

Item 5.     Other Information
            -----------------

A. Ratio of Earnings to Fixed Charges and Ratio of Earnings to
   Combined Fixed Charges and Preferred Stock Dividends

Pacific Gas and Electric Company's earnings to fixed charges ratio for the six months ended June 30, 2000, was 3.81. Pacific Gas and Electric Company's earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 2000, was 3.60. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-61959,
relating to Pacific Gas and Electric Company's various classes of debt and first preferred stock outstanding.

B. Amendment to Bylaws of Pacific Gas and Electric Company

On June 21, 2000, the Board of Directors of Pacific Gas and Electric Company approved amendments to Pacific Gas and Electric Company's Bylaws to require a shareholder to give advance notice to the Company of director nominations and other proposals that the shareholder intends to present for action at shareholder meetings. The amended Bylaws are filed as an exhibit to this report. Under amended Article I, Section 2 of the Bylaws, notice of director nominations and proposals intended to be presented by shareholders at the annual meeting of shareholders to be held on April 18, 2001, assuming the matter is a proper matter for shareholder action, must be received by the Corporate Secretary by January 27, 2001. As mentioned in the 2000 joint proxy statement of PG&E Corporation and Pacific Gas and Electric Company, shareholders who wish to have their proposal considered for inclusion in the 2001 joint proxy statement in accordance with Securities and Exchange
Commission Rule 14a-8 must submit their proposal to the Corporate
Secretary no later than November 13, 2000.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a)  Exhibits:

     Exhibit 3.1	Bylaws of PG&E Corporation, dated as of June 21, 2000

     Exhibit 3.2	Bylaws of Pacific Gas and Electric Company, dated as
                        of June 21, 2000

     Exhibit 11         Computation of Earnings Per Common Share

     Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

     Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

     Exhibit 27.1 Financial Data Schedule for the quarter ended June 30, 2000, for PG&E Corporation

     Exhibit 27.2 Financial Data Schedule for the quarter ended June 30, 2000, for Pacific Gas and Electric Company

(b) The following Current Reports on Form 8-K were filed during the second quarter of 2000 and through the date hereof (2):

1. April 14, 2000
Item 5. Other Events
        Pacific Gas and Electric Company's 2000 Cost of Capital
        Proceeding

2. June 8, 2000
Item 5. Other Events
        Pacific Gas and Electric Company's 2000 Cost of Capital
        Proceeding

3. June 14, 2000
Item 5. Other Events
        Valuation and Disposition of Pacific Gas and Electric
        Company's Hydroelectric Generation Assets

4. July 28, 2000
Item 5. Other Events
        Pacific Gas and Electric Company's 2001 Attrition Rate
        Adjustment Application

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


                             PG&E CORPORATION



                                  CHRISTOPHER P. JOHNS
                             By __________________________
                                  CHRISTOPHER P. JOHNS
                                  Vice President and Controller




                             PACIFIC GAS AND ELECTRIC COMPANY



                                  KENT M. HARVEY
                             By __________________________
                                  KENT M. HARVEY
                                  Senior Vice President-Chief Financial
                                  Officer, Controller and Treasurer



Dated:   August 2, 2000


                                   Exhibit Index



Exhibit No.                   Description of Exhibit


3.1   		Bylaws of PG&E Corporation, dated as of June 21, 2000

3.2 Bylaws of Pacific Gas and Electric Company, dated as of June 21, 2000

11              Computation of Earnings Per Common Share

12.1 Computation of Ratio of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

27.1            Financial Data Schedule for the quarter ended
                June 30, 2000 for PG&E Corporation

27.2            Financial Data Schedule for the quarter ended
                June 30, 2000 for Pacific Gas and Electric Company