Form 10-K/A
period 2000-12-31
PG&E CORP
filed 2002-03-05
CIK 1004980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                               Amendment No. 1 to

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

                                                                                                               IRS Employer
     Commission                            Exact Name of Registrant                          State of         Identification
     File Number                           as specified in its charter                     Incorporation           Number
     -----------                           ----------------------------                    -------------           ------
     1-12609              PG&E CORPORATION                                                   California          94-3234914
     1-2348               PACIFIC GAS AND ELECTRIC COMPANY                                   California          94-0742640


                Pacific Gas and Electric Company                                         PG&E Corporation
                         77 Beale Street                                             One Market, Spear Tower
                         P.O. Box 770000                                                    Suite 2400
                    San Francisco, California                                       San Francisco, California
            (Address of principal executive offices)                         (Address of principal executive offices)
                              94177                                                           94105
                           (Zip Code)                                                       (Zip Code)
                         (415) 973-7000                                                   (415) 267-7000
      (Registrant's telephone number, including area code)               (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                             Name of Each Exchange on
       Title of Each Class                                                                       Which Registered
       -------------------                                                                       ----------------
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

       7.90% Cumulative Quarterly Income Preferred Securities,                        American Stock Exchange and
          Series A (liquidation preference $25), issued by PG&E                       Pacific Exchange
          Capital I and guaranteed by Pacific Gas and Electric Company

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

       PG&E Corporation Common Stock                              $2,505 million

Common Stock outstanding as of April 9, 2001:

PG&E Corporation:                           387,137,690 (inc shares held by sub)
Pacific Gas and Electric Company:               Wholly owned by PG&E Corporation

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.


(1) Designated portions of the combined Annual Report to Shareholders for the
    year ended December 31, 2000............................................   Part I (Item 1), Part II (Items 5, 6, 7, 7A, and 8),
                                                                               Part IV (Item 14)


(2) Designated portions of the Joint Proxy Statement relating to the 2001
   Annual Meetings of Shareholders..........................................   Part III (Items 10, 11, 12, and 13)

INTRODUCTORY NOTE

     PG&E Corporation has previously disclosed that its subsidiary, PG&E National Energy Group, Inc (PG&E NEG), has used "synthetic leases" in connection with some of its power plant projects and turbine acquisition commitments. Subsequent to the issuance of PG&E Corporation's 1999 and 2000 consolidated financial statements, management determined that the assets and liabilities associated with these leases should have been consolidated. This Amendment No. 1 to PG&E Corporation's and Pacific Gas and Electric Company's joint Annual Report on Form 10-K for the year ended December 31, 2000, contains revised consolidated financial statements for PG&E Corporation for the years ended December 31, 1999 and 2000. To reflect the revisions, this Amendment No. 1 hereby amends:

Part I, Item 1. Business (by correcting the statement of the amount of PG&E Corporation's assets for the year ended December 31, 2000 that appears on page 2 of the original filing)

Part I, Items 2 through 4 - unchanged

Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (references are to amended 2000 Annual Report to Shareholders)

Part II, Item 6. Selected Financial Data (references are to amended 2000 Annual Report to Shareholders)

Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (references are to amended 2000 Annual Report to Shareholders)

Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk (references are to amended 2000 Annual Report to Shareholders)

Part II, Item 8. Financial Statements and Supplementary Data (references are to amended 2000 Annual Report to Shareholders)

Part III, Items 10 through 13 - unchanged

Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (amended to file herewith amended Exhibit 13 - portions of the amended 2000 Annual Report to Shareholders, Exhibit 23.1 - Independent Auditors' Consent (Deloitte & Touche LLP), and Exhibit 23.2 - Consent of Arthur Andersen LLP. All other exhibits that were filed with the original filing have not been re-filed with this amendment but instead have been incorporated by reference to the original filing.)

Although the full text of the amended Form 10-K is contained herein, this Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
         Glossary of Terms ............................................................................................  iv

                                                    PART I

Item 1.  Business .....................................................................................................   1

         GENERAL ......................................................................................................   1
         Corporate Structure and Business .............................................................................   1
         Competition and the Changing Regulatory Environment ..........................................................   3
            The Electric Industry .....................................................................................   3
            The Natural Gas Industry ..................................................................................   4
         Regulation of PG&E Corporation ...............................................................................   4
         Regulation of Pacific Gas and Electric Company ...............................................................   5
            Federal Regulation ........................................................................................   5
            State Regulation ..........................................................................................   5
            Licenses and Permits ......................................................................................   6
         Regulation of PG&E National Energy Group, Inc. Businesses ....................................................   6
            Federal Regulation ........................................................................................   6
            State and Other Regulations ...............................................................................   7

         UTILITY OPERATIONS ...........................................................................................   8
         Ratemaking Mechanisms ........................................................................................   8
              General Rate Case .......................................................................................   8
              Cost of Capital .........................................................................................   8
              Electric and Gas Distribution Performance-Based Ratemaking (PBR) ........................................   8
            Electric Ratemaking .......................................................................................   9
              Rate Stabilization Plan Proceeding ......................................................................   9
              General Rate Case .......................................................................................  10
              2001 Attrition Rate Adjustment Request ..................................................................  11
              Revenue Adjustment Proceeding ...........................................................................  11
              Annual Transition Cost Proceeding .......................................................................  11
              Electric Industry Restructuring Implementation Costs ....................................................  11
              Electric Restructuring Costs Account (ERCA) .............................................................  11
              Revenues from Must-Run Contracts ........................................................................  12
              FERC Transmission Owner Rate Case .......................................................................  12
              AB 1890 Electric Base Revenue Increase ..................................................................  12
              Electric Transmission Rates .............................................................................  13
              Post-Transition Period Ratemaking Proceeding ............................................................  13
            Gas Ratemaking ............................................................................................  13
              Gas Accord ..............................................................................................  13
              General Rate Case .......................................................................................  13
              Gas Procurement Costs ...................................................................................  13
              The Biennial Cost Allocation Proceeding (BCAP) ..........................................................  13
         Public Purpose Programs ......................................................................................  14
         Electric Utility Operations ..................................................................................  15
            Electric Industry Restructuring ...........................................................................  15
              California Power Crisis .................................................................................  15
              FERC Order ..............................................................................................  15
              The California Independent System Operator and the California Power Exchange ............................  16
              New California Legislation ..............................................................................  17

                                                                                                         Page
                                                                                                         ----
              Recovery of Transition Costs, Wholesale Power Purchase Costs, and End of Rate Freeze ....   18
              Retail Direct Access ....................................................................   19
         Electric Operating Statistics ................................................................   20
         Electric Resources ...........................................................................   21
         Generating Capacity ..........................................................................   21
            Hydroelectric Generation Assets ...........................................................   22
            Diablo Canyon Nuclear Power Plant .........................................................   22
              Diablo Canyon Ratemaking ................................................................   23
              Nuclear Fuel Supply and Disposal ........................................................   23
              Insurance ...............................................................................   24
              Decommissioning .........................................................................   24
         Other Electric Resources .....................................................................   25
              QF Generation and Other Power Purchase Contracts ........................................   25
              Bilateral Agreements ....................................................................   26
         Electric Transmission and Distribution .......................................................   27
         Gas Utility Operations .......................................................................   28
              Gas Operating Statistics ................................................................   29
              Natural Gas Supplies ....................................................................   30
              Gas Regulatory Framework ................................................................   31
              Transportation Commitments ..............................................................   32

         PG&E NATIONAL ENERGY GROUP, INC. .............................................................   32
         Integrated Power Generation, and Energy Trading and Marketing Business .......................   33
            Ownership and Operation of Generating Facilities ..........................................   33
            New Power Plant Development and Construction ..............................................   33
            Contractual Control of Generating Capacity ................................................   34
            Energy Marketing and Trading ..............................................................   34
            Description of Generating Facilities ......................................................   37
            Competition ...............................................................................   37
         Natural Gas Transmission Business ............................................................   38
              PG&E GT-Northwest (PG&E GTN) ............................................................   38
              North Baja Pipeline .....................................................................   39
              Competition .............................................................................   39

         ENVIRONMENTAL MATTERS ........................................................................   40
         Environmental Matters ........................................................................   40
            Environmental Protection Measures .........................................................   40
            Air Quality ...............................................................................   40
            Water Quality .............................................................................   42
            Hazardous Waste Compliance and Remediation ................................................   43
            Potential Recovery of Hazardous Waste Compliance and Remediation Costs ....................   44
            Compressor Station Litigation .............................................................   45
            Electric and Magnetic Fields ..............................................................   45
            Low Emission Vehicle Programs .............................................................   45
Item 2.  Properties ...................................................................................   45
Item 3.  Legal Proceedings ............................................................................   46
         Pacific Gas and Electric Company Bankruptcy ..................................................   46
         Pacific Gas and Electric Company vs. California Public Utilities Commissioners ...............   46
         Wilson vs. PG&E Corporation and Pacific Gas and Electric Company .............................   46
         Moss Landing Power Plant .....................................................................   47

                                                                                                          Page
                                                                                                          ----
           Compressor Station Chromium Litigation ......................................................   48
           Texas Franchise Fee Litigation ..............................................................   49
Item 4.    Submission of Matters to a Vote of Security Holders .........................................   49

           EXECUTIVE OFFICERS OF THE REGISTRANTS .......................................................   50

                                            PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ...................   53
Item 6.    Selected Financial Data .....................................................................   53
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .......   53
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..................................   53
Item 8.    Financial Statements and Supplementary Data .................................................   53
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........   54

                                            PART III

Item 10.   Directors and Executive Officers of the Registrant ..........................................   54
Item 11.   Executive Compensation ......................................................................   54
Item 12.   Security Ownership of Certain Beneficial Owners and Management ..............................   54
Item 13.   Certain Relationships and Related Transactions ..............................................   54

                                            PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................   55
           Signatures ..................................................................................   63
           Independent Auditors' Report (Deloitte & Touche LLP) ........................................   64
           Report of Independent Public Accountants (Arthur Andersen LLP) ..............................   65
           Report of Independent Public Accountants (Arthur Andersen LLP) ..............................   66

                                GLOSSARY OF TERMS

AB 1890 ...................... Assembly Bill 1890, the California electric industry restructuring legislation
AEAP ......................... Annual Earnings Assessment Proceeding
Alstom ....................... Alstom Power, Inc.
ATCP ......................... Annual Transition Cost Proceeding
BCAP ......................... Biennial Cost Allocation Proceeding
bcf .......................... billion cubic feet
Betz ......................... Betz Chemical Company
BFM .......................... block forward market
BRPU ......................... Biennial Resource Plan Update
BTA .......................... best technology available
Btu .......................... British thermal unit
CARE ......................... California Alternate Rates for Energy
CCAA ......................... California Clean Air Act
CEC .......................... California Energy Commission
CEMA ......................... Catastrophic Event Memorandum Account
Central Coast Board .......... Central Coast Regional Water Quality Control Board
CEQA ......................... California Environmental Quality Act
CERCLA ....................... Comprehensive Environmental Response, Compensation, and Liability Act
CFCA ......................... Core Fixed Cost Account
CLF .......................... Conservation Law Foundation
core customers ............... residential and smaller commercial gas customers core subscription customers .. noncore customers who choose bundled service
CPA .......................... California Procurement Adjustment
CPIM ......................... core procurement incentive mechanism
CPUC ......................... California Public Utilities Commission
CTC .......................... competition transition charge
Diablo Canyon ................ Diablo Canyon Nuclear Power Plant
DOE .......................... United States Department of Energy
DSM .......................... demand side management
DWR .......................... California Department of Water Resources
EIR .......................... environmental impact report
EMF .......................... electric and magnetic fields
EPA .......................... United States Environmental Protection Agency
ERCA ......................... Electric Restructuring Costs Account
ESP .......................... energy service provider
EWG .......................... exempt wholesale generator
FERC ......................... Federal Energy Regulatory Commission
GABA ......................... Generation Asset Balancing Account
Gas Accord ................... Gas Accord Settlement
GRC .......................... General Rate Case
PG&E GTN ..................... PG&E Gas Transmission, Northwest Corporation, formerly known as
                                 Pacific Gas Transmission Company
PG&E GTN Expansion ........... PG&E Gas Transmission, Northwest Corporation's portion of the
                                 Pipeline Expansion
Holding Company Act .......... Public Utility Holding Company Act of 1935
Humboldt ..................... Humboldt Bay Power Plant
HWRC ......................... hazardous waste remediation costs
ICIP ......................... Incremental Cost Incentive Price

IPP .................................... independent power producer
ISO .................................... Independent System Operator
kV ..................................... kilovolts
kVa .................................... kilovolt-amperes
kW ..................................... kilowatts
LEV .................................... low emission vehicle
LIEE ................................... Low-Income Energy Efficiency
Mcf .................................... thousand cubic feet
MDt .................................... thousand decatherms
MMcf ................................... million cubic feet
MMcf/d ................................. million cubic feet per day
MW ..................................... megawatts
MWh .................................... megawatt-hour
NEES ................................... New England Electric System
NEIL ................................... Nuclear Electric Insurance Limited
NGL .................................... natural gas liquids
NOI .................................... Notice of Intent
noncore customers ...................... industrial and larger commercial gas customers
NOx .................................... oxides of nitrogen
NPDES .................................. National Pollutant Discharge Elimination System
NRC .................................... Nuclear Regulatory Commission
NTP&S .................................. non-tariffed products and services
Nuclear Waste Act ...................... Nuclear Waste Policy Act of 1982
ORA .................................... Office of Ratepayer Advocates, a division of the
                                            California Public Utilities Commission
PBR .................................... performance-based ratemaking
PECA ................................... Purchased Electric Commodity Account
PGA .................................... Purchased Gas Account
PG&E Expansion ......................... the Pacific Gas and Electric Company portion of the
                                            Pipeline Expansion
PG&E ET ................................ PG&E Corporation's energy commodities activities,
                                            PG&E Energy Trading or PG&E ET
PG&E ES ................................ PG&E Corporation's energy services operations, PG&E
                                            Energy Services or PG&E ES
PG&E Gen ............................... PG&E Generating Company, LLC and its affiliates
PG&E GT ................................ PG&E Corporation's gas transmission operations, PG&E
                                            Gas Transmission or PG&E GT
PG&E GTT ............................... PG&E Gas Transmission, Texas Corporation
PG&E OSC ............................... PG&E Operating Services Company
Pipeline Expansion ..................... PG&E GT NW/PG&E Pipeline Expansion
PPPs ................................... public purpose programs
Price Act .............................. Price Anderson Act
PRP .................................... potentially responsible party
PTO .................................... Participating Transmission Owner
PURPA .................................. Public Utility Regulatory Policies Act of 1978
PVC .................................... Pacific Venture Capital, LLC
PX ..................................... California Power Exchange
PY ..................................... Program Year
QF ..................................... qualifying facility
RAP .................................... Revenue Adjustment Proceeding

RCRA ............... Resource Conservation and Resource Act
RMR ................ reliability must-run
ROE ................ return on common equity
ROR ................ rate of return
RSP ................ Rate Stabilization Plan
RTO ................ regional transmission organization
SEC ................ Securities and Exchange Commission
SCS ................ Scheduled Coordinator Services
SO2 ................ sulfur dioxide
SoCal Gas .......... Southern California Gas Company
SPE ................ special purpose entity
SRAC ............... short-run avoided costs
TAC ................ Transmission Access Charge
TCBA ............... Transition Cost Balancing Account
throughput ......... the amount of natural gas transported through a pipeline system
TRA ................ Transition Revenue Account
TRBA ............... Transition Revenue Balancing Account
Transwestern ....... Transwestern Pipeline Company
TURN ............... The Utility Reform Network
USGenNE. ........... USGen New England, Inc.

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

     As of December 31, 2000, PG&E Corporation had $36.2 billion in assets. Of this amount, Pacific Gas and Electric Company had $22 billion in assets. PG&E Corporation generated $26.2 billion in operating revenues for 2000. Of this amount, the Utility generated $9.6 billion in operating revenues for 2000. As of December 31, 2000, PG&E Corporation and its subsidiaries and affiliates had 20,850 employees (including 18,393 employees of the Utility).

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

     Beginning in June 2000, the wholesale price of electric power in California has steadily increased, reflecting a dysfunctional wholesale power market. Under AB 1890, the Utility's electric rates were frozen at levels insufficient to recover the Utility's cost of purchasing power for its customers. Further, the Utility was required to buy all the power it needed to serve its customers from the PX. The combination of these factors created a financial crisis for the Utility and its parent, PG&E Corporation. The Utility's undercollected power purchase costs grew to $6.6 billion at December 31, 2000. As the Utility's creditworthiness deteriorated, the Utility was unable to continue financing these purchases. Federal and state legislators and regulators have recognized that the wholesale power market is seriously flawed and have been seeking solutions to the California electricity crisis. On January 19, 2001, the California Legislature passed and the Governor signed Senate Bill 7X which authorized the California Department of Water Resources (DWR) to purchase electric power for the retail end use customers of California's investor-owned utilities through January 31, 2001. On February 1, 2001, the California Governor signed Assembly Bill 1 (AB 1X) which was passed by the California Legislature during a special session to take effect immediately as an urgency statute. AB 1X authorizes the DWR to purchase power and sell that power directly to the utilities' retail end use customers. For more information about California electric industry restructuring, see "Utility Operations--Electric Utility Operations--California Electric Industry Restructuring" below.

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

                                                  2000          1999         1998          1997          1996
                                                  -----         -----        -----         -----         ----
Customers (average for the year):
  Residential ..............................   4,071,794     4,017,428     3,962,318    3,915,370     3,874,223
  Commercial ...............................     471,080       474,710       469,136      465,461       459,001
  Industrial ...............................       1,300         1,151         1,093        1,121         1,248
  Agricultural .............................      78,439        85,131        85,429       86,359        87,250
  Public street and highway lighting .......      23,339        20,806        18,351       17,955        17,583
  Other electric utilities .................           8             0            14           47            28
                                               ---------     ---------     ---------    ---------     ---------
       Total ...............................   4,645,960     4,599,226     4,536,341    4,486,313     4,439,333
                                               =========     =========     =========    =========     =========

Sales-kWh (in millions):
   Residential .............................      28,753        27,739        26,846       25,946        25,458
   Commercial ..............................      31,761        30,426        28,839       28,887        27,868
   Industrial(1) ...........................      16,899        16,722        16,327       16,876        15,786
   Agricultural(1) .........................       3,818         3,739         3,069        3,932         3,631
   Public street and highway lighting ......         426           437           445          446           438
   Other electric utilities ................         266           167         2,358        3,291         1,213
                                               ---------     ---------     ---------    ---------     ---------
       Total energy delivered ..............      81,923        79,230        77,884       79,378        74,394
                                               =========     =========     =========    =========     =========
Revenues (in thousands):
   Residential .............................  $3,007,675    $2,961,788    $2,891,424   $3,082,013    $3,033,613
   Commercial ..............................   2,693,316     2,837,111     2,793,336    2,932,560     2,840,101
   Industrial ..............................     509,486       863,951       933,316    1,028,378     1,005,694
   Agricultural ............................     385,961       391,876       350,445      413,711       396,469
   Public street and highway lighting ......      43,403        49,209        51,195       53,183        55,372
   Other electric utilities ................      26,269        16,501        50,166      118,781        81,855
       Revenues from energy deliveries .....   6,666,110     7,120,436     7,069,882    7,628,626     7,413,104
   Miscellaneous ...........................     194,947       162,105       161,156       (9,439)      112,303
   Regulatory balancing accounts ...........      (6,765)      (50,780)      (40,408)      71,441      (365,192)
                                              ----------   -----------   -----------   ----------    ----------
       Operating revenues ..................  $6,854,292    $7,231,761    $7,190,630   $7,690,628    $7,160,215
                                              ==========   ===========    ==========   ==========    ==========

     The following table shows certain customer information:

Selected Statistics:                                          2000      1999     1998      1997    1996
                                                              ----      ----     ----      ----    ----
   Average annual residential usage (kWh) ..................   7,062    6,905    6,776    6,627    6,571
   Average billed revenues per kWh (cents per kWh):
     Residential ...........................................   10.46    10.68    10.77    11.88    11.92
     Commercial ............................................    8.48     9.32     9.69    10.15    10.19
     Industrial(1) .........................................    3.02     5.17     5.72     6.09     6.37
     Agricultural(1) .......................................   10.11    10.48    11.42    10.52    10.92
   Net plant investment per customer ($) ...................   1,969    2,388    2,705    3,027    3,198

________
(1) Beginning April 1998, the sales-kWh and average billed revenues per kWh include electricity provided to direct access customers where the Utility does not earn commodity charges.

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

Generating Capacity

     Except as otherwise noted below, as of December 31, 2000, Pacific Gas and Electric Company owned and operated the following generating plants, all located in California, listed by energy source:

                                                                                                           Net
                                                                                              Number    Operating
                     Generation Type                                     County Location     of Units  Capacity kW
                     ---------------                                     ---------------     --------  -----------
Hydroelectric:
   Conventional Plants .....................................   16 counties in Northern and      107     2,684,100
                                                               Central California
   Helms Pumped Storage Plant ..............................   Fresno                             3     1,212,000
                                                                                                ---     ---------
        Hydroelectric Subtotal .............................                                    110     3,896,100
                                                                                                ---     ---------
Steam Plants:
   Humboldt Bay ............................................   Humboldt                           2       105,000
   Hunters Point(1).........................................   San Francisco                      3       377,000
                                                                                                ---     ---------
        Steam Subtotal .....................................                                      5       482,000
                                                                                                ---     ---------
Combustion Turbines:
   Hunters Point(1).........................................   San Francisco                      1        52,000
   Mobile Turbines(2).......................................   Humboldt and Mendocino             3        45,000
                                                                                                ---     ---------
        Combustion Turbines Subtotal .......................                                      4        97,000
                                                                                                ---     ---------
Nuclear:
   Diablo Canyon ...........................................   San Luis Obispo                    2     2,174,000
                                                                                                ---     ---------
        Total ..............................................                                    121     6,649,100
                                                                                                ===     =========

____________
(1) In July 1998, the Utility reached an agreement with the City and County of San Francisco regarding the Hunters Point fossil-fueled power plant, which the ISO has designated as a "must run" facility. The agreement expresses the Utility's intention to retire the plant when it is no longer needed by the ISO.
(2) Listed to show capability; subject to relocation within the system as required.

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

                                                                       2001      2002      2003         2004          2005
                                                                       -----    -----      -----        -----         ----
Unit 1
     Refueling .......................................                           May                  February       October
     Startup .........................................                           June                   March        November
Unit 2
     Refueling .......................................                 April             February      October
     Startup .........................................                 June               March        November

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

     The amount of energy received and the total payments made under all these power purchase contracts were:

                                                      2000       1999      1998      1997
                                                      ----       ----      ----      ----
                                                               ($ in millions)
Kilowatt-hours received ........................      25,446    25,910    25,994    24,389
Energy payments ................................     $ 1,549   $   837   $   943   $ 1,157
Capacity payments ..............................     $   519   $   539   $   529   $   538
Irrigation district and water agency payments...     $    56   $    60   $    53   $    56

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

     In its December 15, 2000 order, the FERC noted that it was critical for the CPUC to give timely and predictable approval of the prudence of a balanced portfolio of short- and long-term contracts. On December 22, 2000, the CPUC issued a decision requesting comments from interested parties on a set of reasonableness standards proposed in the decision. In this decision, the

CPUC proposed price benchmarks which were well below the then current market prices, making it impossible for the Utility to enter into bilateral purchases which the PUC could deem reasonable. The Utility filed comments to the proposed decision objecting to the proposed standards as unworkable. In January 2001, the CPUC issued another proposed decision adopting similar unrealistic price benchmarks for bilateral purchases. Again, the Utility filed comments expressing its concerns with the new draft decision. It is uncertain whether or when the CPUC will issue appropriate realistic reasonableness standards.

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

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                 2000         1999           1998           1997           1996
                                                                 ----         ----           ----           ----           ----
Customers (average for the year):
     Residential .........................................    3,642,266     3,593,355      3,536,089      3,491,963      3,455,086
     Commercial ..........................................      203,355       203,342        200,620        198,453        198,071
     Industrial ..........................................        1,719         1,625          1,610          1,650          1,500
     Other gas utilities .................................            6             4              5              3              2
                                                            -----------   -----------    -----------    -----------    -----------
              Total ......................................    3,847,346     3,798,326      3,738,324      3,692,069      3,654,659
                                                            ===========   ===========    ===========    ===========    ===========

Gas supply--thousand cubic feet (Mcf) (in thousands):
     Purchased from suppliers in:
         Canada ..........................................      216,684       230,808        298,125        280,084        253,209
         California ......................................       32,167        18,956         17,724         10,655         28,130
         Other states ....................................       75,834       107,226        122,342        131,074        110,604
                                                            -----------   -----------    -----------    -----------    -----------
              Total purchased ............................      324,685       356,990        438,191        421,813        391,943
     Net (to storage) from storage .......................       19,420          (980)       (14,468)        14,160          6,871
                                                            -----------   -----------    -----------    -----------    -----------
              Total ......................................      344,105       356,010        423,723        435,973        398,814
     Pacific Gas and Electric Company use, losses,
       etc.(1) ...........................................       62,960        47,152        129,305        173,789        134,375
                                                            -----------   -----------    -----------    -----------    -----------
              Net gas for sales ..........................      281,145       308,858        294,418        262,184        264,439
                                                            ===========   ===========    ===========    ===========    ===========

Bundled gas sales and transportation service--Mcf
   (in thousands):
     Residential .........................................      210,515       233,482        223,706        191,327        190,246
     Commercial ..........................................       66,443        70,093         66,082         60,803         62,178
     Industrial ..........................................        4,146         5,255          4,616         10,054         12,015
     Other gas utilities .................................           41            28             14              0              0
                                                            -----------   -----------    -----------    -----------    -----------
              Total ......................................      281,145       308,858        294,418        262,184        264,439
                                                            ===========   ===========    ===========    ===========    ===========

Transportation service only--Mcf (in thousands):
     Vintage system (Substantially all Industrial)(2) ....      606,152       484,218        396,872        218,660        189,695
     PG&E Expansion (Line 401)(3) ........................            0             0              0        233,269        237,776
                                                            -----------   -----------    -----------    -----------    -----------
              Total ......................................      606,152       484,218        396,872        451,929        427,471
                                                            ===========   ===========    ===========    ===========    ===========

Revenues (in thousands):
     Bundled gas sales and transportation service:
         Residential .....................................  $ 1,680,745   $ 1,542,705    $ 1,414,313    $ 1,170,135    $ 1,109,463
         Commercial ......................................      513,080       448,655        426,299        374,084        362,819
         Industrial ......................................       35,347        24,638         24,634         46,592         42,520
         Other gas utilities .............................            0            77          1,072          3,701            510
                                                            -----------   -----------    -----------    -----------    -----------
              Bundled gas revenues .......................    2,229,172     2,016,075      1,866,318      1,594,512      1,515,312
     Transportation only revenue:
         Vintage system (Substantially all Industrial) ...      324,319       267,544        232,038        207,160        180,197
         PG&E Expansion (Line 401) .......................       13,392        19,091         42,194         90,180         85,144
                                                            -----------   -----------    -----------    -----------    -----------
     Transportation service only revenue .................      337,711       286,635        274,232        297,340        265,341
     Miscellaneous .......................................       84,526       (47,311)        41,364         50,295         (9,271)
     Regulatory balancing accounts .......................      131,762      (259,648)      (448,351)      (137,787)        57,864
                                                            -----------   -----------    -----------    -----------    -----------
              Operating revenues .........................  $ 2,783,171   $ 1,995,751    $ 1,733,563    $ 1,804,360    $ 1,829,246
                                                            ===========   ===========    ===========    ===========    ===========

___________
(1) Includes fuel for Pacific Gas and Electric Company's fossil-fueled generating plants.

(2) Does not include on-system transportation volumes transported on the PG&E Expansion of 4,833 MMcf, 1,251 MMcf, 34,169 MMcf, 72,958 MMcf, and 78,552
     MMcf for 2000, 1999, 1998, 1997, and 1996, respectively.

(3) Starting in 1998, Vintage system and PG&E Expansion are combined and reported as total transportation service.

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                           2000        1999        1998        1997        1996
                                                           ----        ----        ----        ----        ----
Selected Statistics:
  Average annual residential usage (Mcf) ............          59          65          63          55          55
  Heating temperature--% of normal (1) ..............       101.2       108.5        93.0        71.7        75.7
  Average billed bundled gas sales revenues per Mcf:
    Residential .....................................    $   7.98    $   6.61    $   6.32    $   6.12   $    5.83
    Commercial ......................................        7.72        6.40        6.45        6.15        5.84
    Industrial ......................................        8.53        4.69        5.36        4.63        3.54
  Average billed transportation only revenue per Mcf:
    Vintage system ..................................        0.54        0.66        0.66        0.71        0.67
    PG&E Expansion (Line 401) .......................        2.04        0.53        0.54        0.39        0.36
    Net plant investment per customer (2) ...........    $  1,003    $  1,011    $  1,040    $  1,031   $   1,061

_________________
(1)  Over 100% indicates colder than normal.

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

                                   2000                1999                 1998                1997                1996
                                   ----                ----                 ----                ----                ---
                           Thousands    Avg.   Thousands    Avg.    Thousands    Avg.   Thousands    Avg.   Thousands    Avg.
                            of Mcf   Price(1)   of Mcf   Price(1)    of Mcf   Price(1)   of Mcf   Price(1)   of Mcf   Price(1)
                            ------   --------   ------   --------    ------   --------   ------   --------   ------   --------
Canada .................   216,684    $ 4.05   230,808     $ 2.50   298,125    $ 2.00   280,084    $ 1.77   253,209    $ 1.57
California ..............   32,167      8.20    18,956       2.45    17,724      2.44    10,655      2.12    28,130      1.90
Other states
  (substantially all
  U.S. Southwest) .......   75,835      5.99   107,227       2.42   122,342      2.62   131,074      3.75   110,604      3.72
                           -------    ------   -------     ------   -------    ------   -------    ------   -------    ------
Total/Weighted
  Average ...............  324,686    $ 4.92   356,991     $ 2.47   438,191    $ 2.19   421,813    $ 2.39   391,943    $ 2.21
                           =======    ======   =======     ======   =======    ======   =======    ======   =======    ======

_________________
(1) The average prices for Canadian and U.S. Southwest gas include the commodity gas prices, interstate pipeline demand or reservation charges, transportation charges, and other pipeline assessments, including direct bills allocated over the quantities received at the California border. Beginning March 1, 1998, the average price for gas also includes intrastate pipeline demand and reservation charges. These costs previously were bundled in gas rates.

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

                                               NEG Net
                                              Interest                                                                     Date of
                                       Total  in Total                                                                    Commercial
    Generating Facility        State    MW      MW(1)  Structure       Fuel     Primary Output Sales Method    Status     Operation
    -------------------        -----    --      -----  ---------       ----     ---------------------------    ------     ---------
New England Region
  Brayton Point Station ......   MA    1,599    1,599     Owned      Coal/Oil        Competitive Market      Operational  1963-1974
  Salem Harbor Station .......   MA      745      745     Owned      Coal/Oil        Competitive Market      Operational  1952-1972
  Bear Swamp Facility ........   MA      599      599    Leased        Water         Competitive Market      Operational     1974
  Manchester St. Station .....   RI      495      495     Owned     Natural Gas      Competitive Market      Operational     1995
  Connecticut River System ...  NH/VT    484      484     Owned        Water         Competitive Market      Operational  1909-1957
  Masspower ..................   MA      267       35     Owned     Natural Gas   Power Purchase Agreements  Operational     1993
  Pittsfield(2) ..............   MA      173      143    Leased     Natural Gas   Power Purchase Agreements  Operational     1990
                                                                                    and Competitive Market
  Milford Power(2) ...........   MA      171        96   Contract    Natural Gas      Competitive Market      Operational    1994
  Deerfield River System .....  MA/VT     83        83     Owned        Water         Competitive Market      Operational  1912-1927
  Pawtucket Power(2) .........   RI       69        69   Contract    Natural Gas      Competitive Market      Operational    1991
  14 Smaller Facilities(2) ... Various   193       193   Contract  Renewable/Waste    Competitive Market      Operational   Various
  Millennium(3) ..............   MA      360       360     Owned     Natural Gas      Competitive Market      Construction   2001
  Lake Road ..................   CT      840       840    Leased     Natural Gas      Competitive Market      Construction   2001
                                      ------    ------
      Subtotal ...............         6,078     5,741

Mid-Atlantic and New York Region
  Selkirk ....................   NY      345       145     Owned     Natural Gas  Power Purchase Agreements   Operational    1992
                                                                                    and Competitive Market
  Carneys Point ..............   NJ      269       135     Owned        Coal      Power Purchase Agreements   Operational    1994
  Logan ......................   NJ      225       113     Owned        Coal       Power Purchase Agreement   Operational    1994
  Northampton ................   PA      110        55     Owned     Waste Coal   Power Purchase Agreements   Operational    1995
  Panther Creek ..............   PA       80        40     Owned     Waste Coal    Power Purchase Agreement   Operational    1992
  Scrubgrass .................   PA       87        44     Owned     Waste Coal    Power Purchase Agreement   Operational    1993
  Madison ....................   NY       12        12     Owned        Wind          Competitive Market      Operational    2000
  Liberty ....................   PA      530       530   Contract    Natural Gas      Competitive Market      Construction   2002
                                      ------    ------
      Subtotal ...............         1,658     1,074

Midwest Region
  Georgetown .................   IN      240       160   Contract    Natural Gas      Competitive Market      Operational    2000
  Ohio Peakers ...............   OH      141       141     Owned     Natural Gas      Competitive Market      Operational    2001
                                      ------    ------
      Subtotal ...............           381       301

Southern Region
  Indiantown .................   FL      360       126     Owned        Coal       Power Purchase Agreement   Operational    1995
  Cedar Bay ..................   FL      269       135     Owned        Coal       Power Purchase Agreement   Operational    1994
  Attala .....................   MS      500       500     Owned     Natural Gas      Competitive Market      Construction   2001
  SRW(4) .....................   TX      420       250   Contract    Natural Gas      Competitive Market      Construction   2001
                                      ------    ------
      Subtotal ...............         1,549     1,011

Western Region
  Hermiston ..................   OR      474       237     Owned     Natural Gas   Power Purchase Agreement   Operational    1996
  Colstrip ...................   MT       40         5     Owned     Waste Coal    Power Purchase Agreement   Operational    1990
  Mountain View ..............   CA       44        44     Owned(5)     Wind          Competitive Market      Construction   2001
  La Paloma ..................   CA    1,121     1,121    Leased     Natural Gas      Competitive Market      Construction   2002
                                      ------    ------
      Subtotal ...............         1,679     1,407
                                      ------    ------
            Total ............        11,345     9,534
                                      ======    ======

______________
(1) NEG's net interest in an independent power project is determined by multiplying NEG's percentage of the project's expected cash flow by the project's total MW.
(2) NEG controls all or a portion of the output of 17 smaller generating facilities under long-term power purchase agreements. In return for NEG's assumption of the purchase obligations under these agreements from the New England Power Company, the New England Power Company has agreed to pay an average of $111 million per year through January 2008 to offset NEG's payment obligations under these contracts. The facilities NEG controls in whole or in part through these power purchase agreements include the Milford Power Project, the Pittsfield Project, the Pawtucket Power Project, and 14 other small generating facilities with a total generation capacity of 193 MW fueled by municipal waste, water, landfill gas, or wood. The power purchase agreements terminate between 2009 and 2029.
(3)  Millenium achieved commercial operation in April 2001.
(4) An NEG subsidiary entered into a contract with SRW Cogeneration Limited partnership dated as of July 30, 1999 pursuant to which NEG would control 250 MW of a 420 MW cogeneration facility the limited partnership is building and is to operate. The limited partnership has provided NEG with notice of its purported termination of the contract, which NEG is contesting.
(5) NEG has executed a contract to purchase the Mountain View facility. The purchase has not yet closed.

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

     The following table summarizes NEG's gas transmission pipelines:

                                                                                      12 month
                                                             In Service   Capacity    capacity    Length    Ownership
Pipeline Name                                    Location       Date      (MMcf/d)    factor      (miles)   Interest
-------------                                    ---------      ----      --------    -------     -------   --------
PG&E GT-Northwest ........................  ID, OR, WA          1961        2,700         96%      1,335        100%
Iroquois Gas Transmission System .........  NY                  1991          900         95%        375        5.2%
North Baja ...............................  AZ, CA,             2002          500        N/A          80        100%

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

     Compressor Station Litigation

     Several cases have been brought against Pacific Gas and Electric Company seeking damages from alleged chromium contamination at the Utility's Hinkley, Topock, and Kettleman Compressor Stations. See Item 3, "Legal
Proceedings--Compressor Station Chromium Litigation" below, for a description of the pending litigation.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANTS

     "Executive officers," as defined by Rule 3b-7 of the General Rules and Regulations under the Securities and Exchange Act of 1934, of PG&E Corporation are as follows:

                                  Age at
                               December 31,
             Name                  2000                                      Position
             ----                  ----                                      --------
R. D. Glynn, Jr. ..........         58        Chairman of the Board, Chief Executive Officer, and President
T. G. Boren ...............         51        Executive Vice President; Chairman, President, and Chief Executive Officer, PG&E
                                                National Energy Group, Inc.
P. A. Darbee ..............         48        Senior Vice President, Chief Financial Officer, and Treasurer
T. W. High ................         53        Senior Vice President, Administration and External Relations
P. C. Iribe ...............         50        Senior Vice President; President and Chief Operating Officer, East Region, PG&E
                                                National Energy Group, Inc.
T. B. King ................         39        Senior Vice President; President and Chief Operating Officer, West Region, PG&E
                                                National Energy Group, Inc.
L. E. Maddox ..............         45        Senior Vice President; President and Chief Operating Officer, Trading, PG&E National
                                                Energy Group, Inc.
G. R. Smith ...............         52        Senior Vice President; President and Chief Executive Officer, Pacific Gas
                                                and Electric Company
G. B. Stanley .............         54        Senior Vice President, Human Resources
B. R. Worthington .........         51        Senior Vice President and General Counsel

     All officers of PG&E Corporation serve at the pleasure of the Board of Directors. During the past five years, the executive officers of PG&E Corporation had the following business experience. Except as otherwise noted, all positions have been held at PG&E Corporation.

          Name                                   Position                                  Period Held Office
          ----                                   ---------                                 ------------------
 R. D. Glynn, Jr. .....     Chairman of the Board, Chief Executive Officer, and     January 1, 1998 to present
                              President
                            Chairman of the Board, Pacific Gas and                  January 1, 1998 to present
                              Electric Company
                            President and Chief Executive Officer                   June 1, 1997 to present
                            President and Chief Operating Officer                   December 18, 1996 to May 31, 1997
                            President and Chief Operating Officer, Pacific Gas      June 1, 1995 to May 31, 1997
                              and Electric Company
 T. G. Boren ..........     Executive Vice President                                August 1, 1999 to present
                            Chairman, President, and Chief Executive                July 1, 2000 to present
                            Officer, PG&E National Energy Group, Inc.
                            President, and Chief Executive Officer, PG&E
                            National Energy Group, Inc.                             August 1, 1999 to June 30, 2000
                            President and Chief Executive Officer,                  February 18, 1992 to July 31, 1999
                              Southern Energy, Inc.
                            Executive Vice President, Southern Company              June 1, 1999 to July 31, 1999
                            Senior Vice President, Southern Company                 February 16, 1998 to May 31, 1999
                            Vice President, Southern Company                        July 17, 1995 to February 15, 1998
 P. A. Darbee ..........    Senior Vice President, Chief Financial Officer,         September 20, 1999 to present
                              and Treasurer
                            Vice President and Chief Financial Officer,             June 30, 1997 to September 19, 1999
                              Advance Fibre Communications, Inc.
                            Vice President, Chief Financial Officer, and            January 10, 1994 to June 30, 1997
                              Controller, Pacific Bell

          Name                                  Position                                      Period Held Office
          -----                                 ---------                                     ------------------
T. W. High ...............   Senior Vice President, Administration and             June 1, 1997 to present
                               External Relations
                             Senior Vice President, Corporate Services,            June 1, 1995 to May 31, 1997
                               Pacific Gas and Electric Company
P. C. Iribe ..............   Senior Vice President                                 January 1, 1999 to present
                             President and Chief Operating Officer, East           April 6, 2000 to present
                               Region, PG&E National Energy Group, Inc.
                             President and Chief Operating Officer,                November 1, 1998 to April 5, 2000
                               PG&E Generating Company (formerly
                               known as U.S. Generating Company)
                             Executive Vice President and Chief                    September 1, 1997 to October 31, 1998
                               Operating Officer, U.S. Generating Company
                             Executive Vice President, Marketing,                  May 17, 1994 to September 1, 1997
                               Development, and Asset Management,
                               U.S. Generating Company
T. B. King ...............   Senior Vice President                                 January 1, 1999 to present
                             President and Chief Operating Office, West            April 6, 2000 to present
                               Region, PG&E National Energy Group, Inc.
                             President and Chief Operating Officer,                November 23, 1998 to present
                               PG&E Gas Transmission Corporation
                             President and Chief Operating Officer,                February 14, 1997 to November 22, 1998
                               Kinder Morgan Energy Partners, L.P.
                             Vice President, Commercial Operations--               July 1, 1995 to February 14, 1997
                               Midwest Region, Enron Liquid Services
                               Corporation
L. E. Maddox .............   Senior Vice President                                 June 1, 1997 to present
                             President and Chief Operating Officer,                April 6, 2000 to present
                               Trading, PG&E National Energy Group, Inc.
                             President and Chief Executive Officer,                May 12, 1997 to April 5, 2000
                               PG&E Energy Trading-Gas Corporation
                               President, PennUnion Energy Services, L.L.C.        May 1995 to May 1997
G. R. Smith ..............   Senior Vice President (Please refer to                January 1, 1999 to present
                               description of business experience for
                               executive officers of Pacific Gas and
                               Electric Company below.)
G. B. Stanley ............   Senior Vice President, Human Resources                January 1, 1998 to present
                               Vice President, Human Resources                     June 1, 1997 to December 31, 1997
                             Vice President, Human Resources, Pacific              July 1, 1996 to May 31, 1997
                               Gas and Electric Company
B. R. Worthington ........   Senior Vice President and General Counsel             June 1, 1997 to present
                             General Counsel                                       December 18, 1996 to May 31, 1997
                             Senior Vice President and General                     June 1, 1995 to June 30, 1997
                               Counsel, Pacific Gas and Electric Company

     "Executive officers," as defined by Rule 3b-7 of the General Rules and Regulations under the Securities and Exchange Act of 1934, of Pacific Gas and Electric Company are as follows:

            Name             Age at December 31,                                    Position
            ----             -------------------                                    --------
                                     2000
                                     ----
G. R. Smith ................          52             President and Chief Executive Officer
K. M. Harvey ...............          42             Senior Vice President, Chief Financial Officer, and Treasurer
R. J. Peters ...............          46             Senior Vice President and General Counsel
J. K. Randolph .............          56             Senior Vice President and Chief of Utility Operations
D. D. Richard, Jr. .........          50             Senior Vice President, Public Affairs
G. M. Rueger ...............          50             Senior Vice President, and Chief Nuclear Officer

     All officers of Pacific Gas and Electric Company serve at the pleasure of the Board of Directors. During the past five years, the executive officers of Pacific Gas and Electric Company had the following business experience. Except as otherwise noted, all positions have been held at Pacific Gas and Electric Company.

            Name                                   Position                                    Period Held Office
            -----                                  ---------                                   ------------------
G. R. Smith ................    President and Chief Executive Officer               June 1, 1997 to present
                                Chief Financial Officer, PG&E Corporation           December 18, 1996 to May 31, 1997
                                Senior Vice President and Chief Financial           June 1, 1995 to May 31, 1997
                                  Officer
                                Vice President and Chief Financial Officer          November 1, 1991 to May 31, 1995
K. M. Harvey ...............    Senior Vice President, Chief Financial Officer,     November 1, 2000 to present
                                  and Treasurer
                                Senior Vice President, Chief Financial Officer,     January 1, 2000 to October 31, 2000
                                  Controller, and Treasurer
                                Senior Vice President, Chief Financial Officer,     July 1, 1997 to December 31, 1999
                                  and Treasurer
                                Vice President and Treasurer                        June 1, 1995 to June 30, 1997
R. J. Peters ...............    Senior Vice President and General Counsel           January 1, 1999 to present
                                Vice President and General Counsel                  July 1, 1997 to December 31, 1998
                                Chief Counsel, Regulatory                           January 1, 1993 to June 30, 1997
J. K. Randolph .............    Senior Vice President and Chief of Utility          April 6, 2000 to present
                                Operations
                                Senior Vice President and General Manager,          July 1, 1997 to April 5, 2000
                                  Transmission, Distribution and
                                  Customer Service Business Unit
                                Vice President and General Manager, Power           January 1, 1997 to June 30, 1997
                                  Generation, Business Unit
                                Vice President, Power Generation                    November 1, 1991 to December 31, 1996
D. D. Richard, Jr. .........    Senior Vice President, Public Affairs               May 1, 1998 to present
                                Senior Vice President, Governmental and             July 1, 1997 to April 30, 1998
                                  Regulatory Relations
                                Senior Vice President, Public Affairs,              October 18, 2000 to present
                                  PG&E Corporation
                                Vice President, Governmental Relations,             July 1, 1997 October 17, 2000
                                  PG&E Corporation
                                Vice President, Governmental Relations              January 1, 1997 to June 30, 1997
                                Executive Vice President and Principal,             January 1993 to December 1996
                                  Morse, Richard, Weisenmiller & Assoc., Inc.
                                  (energy, project finance, and
                                  environmental consulting)
G. M. Rueger ...............    Senior Vice President, Generation and chief         April 6, 2000 to present
                                  Nuclear Officer
                                Senior Vice President and General Manager,          November 1, 1991 to April 5, 2000
                                  Nuclear Power Generation Business Unit

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

     Information responding to part of Item 5, for each of PG&E Corporation and Pacific Gas and Electric Company, is set forth on page 89 under the heading "Quarterly Consolidated Financial Data (Unaudited)" in the amended 2000 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report. As of April 9, 2001, there were 132,612 holders of record of PG&E Corporation common stock. PG&E Corporation common stock is listed on the New York, Pacific, and Swiss stock exchanges. The discussion of dividends with respect to PG&E Corporation's common stock is hereby incorporated by reference from "Management's Discussion and Analysis--Dividends" on page 20 of the 2000 Annual Report to Shareholders.

     Neither Pacific Gas and Electric Company nor PG&E Corporation made any sales of unregistered equity securities during 2000, the period covered by this report.

ITEM 6.  Selected Financial Data.

     A summary of selected financial information, for each of PG&E Corporation and Pacific Gas and Electric Company for each of the last five fiscal years, is set forth under the heading "Selected Financial Data" in the amended 2000 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A discussion of PG&E Corporation's and Pacific Gas and Electric Company's consolidated results of operations and financial condition is set forth under the heading "Management's Discussion and Analysis" in the amended 2000 Annual Report to Shareholders, which discussion is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information responding to Item 7A appears in the 2000 Annual Report to Shareholders under the heading "Management's Discussion and Analysis--Quantitative and Qualitative Disclosures about Market Risk," and under Notes 1, 4, 8 and 9 of the "Notes to the Consolidated Financial Statements" of the amended 2000 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 8.  Financial Statements and Supplementary Data.

     Information responding to Item 8 appears in the amended 2000 Annual Report to Shareholders under the following headings for PG&E Corporation: "Statement of Consolidated Operations," "Consolidated Balance Sheets," "Statement of Consolidated Cash Flows," and "Statement of Consolidated Common Stock Equity;" under the following headings for Pacific Gas and Electric Company: "Statement of Consolidated Operations," "Consolidated Balance Sheets," "Statement of Consolidated Cash Flows," and "Statement of Consolidated Stockholders' Equity;" and under the following headings for PG&E Corporation and Pacific Gas and Electric Company jointly: "Notes to the Consolidated Financial

Statements," "Quarterly Consolidated Financial Data (Unaudited)," "Independent Auditors' Report," and "Responsibility for the Consolidated Financial Statements," which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as a part of this amended report on Form 10-K:

         1. The following consolidated financial statements, supplemental information, and report of independent public accountants contained in the amended 2000 Annual Report to Shareholders, which have been incorporated by reference in this report:

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

                    Statement of Consolidated Common Stock Equity for the Years Ended December 31, 2000, 1999, and 1998, for PG&E Corporation.

                    Statement of Consolidated Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998, for Pacific Gas and Electric Company.

                    Notes to Consolidated Financial Statements.

                    Quarterly Consolidated Financial Data (Unaudited). Independent Auditors' Report (Deloitte & Touche LLP).

         2. Independent Auditors' Report (Deloitte & Touche LLP) included at page 64 of this amended report on Form 10-K.

         3. Report of Independent Public Accountants (Arthur Andersen LLP) included at page 65 of this amended report on Form 10-K.

         4. Report of Independent Public Accountants (Arthur Andersen LLP) included at page 66 of this amended report on Form 10-K.

         5. Financial statement schedules (these schedules are the same as the schedules filed with the original filing):

                    I-- Condensed Financial Information of Parent for the Years Ended December 31, 2000 and 1999.

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

         6.   Exhibits required to be filed by Item 601 of Regulation S-K:

              3.1 Restated Articles of Incorporation of PG&E Corporation effective as of May 5, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 3.1)

              3.2 Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No.1-12609), Exhibit 3.2)

              3.3 By-Laws of PG&E Corporation amended as of February 21, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609),
                    Exhibit 3.3)

          3.4 Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of May 6, 1998 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2348), Exhibit 3.1)

          3.5 By-Laws of Pacific Gas and Electric Company amended as of February 21, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 3.5)

                 First and Refunding Mortgage of Pacific Gas and Electric
          4.1 Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November 1,
                 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1,
                 1979, August 1, 1983, and December 1, 1988 (incorporated by reference to Registration No. 2-1324, Exhibits B-1, B-2, B-3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No. 2-14144,
                 Exhibit 4B; Registration No. 2-22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-64313,
                 Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; Pacific Gas and Electric Company's Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2)

                 In accordance with Item 601(b)(4)(iii) of Regulation S-K, each of PG&E Corporation or Pacific Gas and Electric Company agrees to furnish to the Commission any instruments respecting long-term debt not required to be filed by application of such item

                 Form of Rights Agreement dated as of December 22, 2000 between
          4.2 PG&E Corporation and Mellon Investor Services LLC, including the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Form of Certificate of Determination of Preferences for the Preferred Stock as Exhibit C (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 4.2)

                 The Gas Accord Settlement Agreement, together with accompanying
          10. tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055 (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit No. 10.2), as amended by Operational Flow Order (OFO) Settlement Agreement, approved by the California Public Utilities Commission on February 17, 2000, in Decision 00-02-050, as amended by Comprehensive Gas OII Settlement Agreement, approved by the California Public Utilities Commission on May 18, 2000, in Decision 00-05-049 (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348),
                 Exhibit 10)

                 Stock Purchase Agreement By and Between PG&E National Energy
          10.1 Group, Inc. and El Paso Field Services Company, dated as of January 27, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1999 (File No. 1-12609), Exhibit No. 10.1)

                 Credit Agreement between PG&E Corporation, General Electric
          10.2 Capital Corporation and Lehman Commercial Paper, Inc. dated March 1, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.2)

         *10.3 PG&E Corporation Supplemental Retirement Savings Plan dated as of January 1, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1999 (File No. 1-12609), Exhibit 10.2)

         *10.4 Description of Compensation Arrangement between PG&E Corporation and Thomas G. Boren (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.2)

         *10.5 Description of Compensation Arrangement between PG&E Corporation and Peter Darbee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3)

          *10.6 Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609),
                     Exhibit 10.6)

          *10.7 Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609),
                     Exhibit 10.7)

          *10.8 Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609),
                     Exhibit 10)

          *10.9 Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)

          *10.10 PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)

          *10.10.1 Letter regarding retention award to Robert D. Glynn, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.1)

          *10.10.2 Letter regarding retention award to Gordon R. Smith dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.2)

          *10.10.3 Letter regarding retention award to Peter A. Darbee dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.3.)

          *10.10.4 Letter regarding retention award to Bruce R. Worthington dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.4)

          *10.10.5 Letter regarding retention award to G. Brent Stanley dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.5)

          *10.10.6 Letter regarding retention award to Daniel D. Richard dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.6)

          *10.10.7 Letter regarding retention award to James K. Randolph dated February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.7)

          *10.10.8 Letter regarding retention award to Gregory M. Rueger dated February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.8)

          *10.10.9 Letter regarding retention award to Kent Harvey dated February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.9)

          *10.10.10  Letter regarding retention award to Roger J. Peters dated
                     February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.10)

          *10.10.11  Letter regarding retention award to Thomas G. Boren dated
                     February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.11)

          *10.10.12  Letter regarding retention award to Lyn E. Maddox dated
                     February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)

          *10.10.13  Letter regarding retention award to P. Chrisman Iribe dated
                     February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)

          *10.10.14  Letter regarding retention award to Thomas B. King dated
                     February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)

          *10.11     Agreement and Release between PG&E Corporation and Thomas
                     W. High dated December 8, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.11)

          *10.12 PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)

          *10.13 Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1999 (File No. 1-12609), Exhibit 10.7)

          *10.14 Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.14)

          *10.15 Supplemental Executive Retirement Plan of the Pacific Gas and Electric Company, effective January 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1998 (File No. 1-12609),
                     Exhibit 10.7)

          *10.16 Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16)

          *10.17     Postretirement Life Insurance Plan of the Pacific Gas and
                       Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)

          *10.18     PG&E Corporation Retirement Plan for Non-Employee
                       Directors, as amended and terminated January 1, 1998 (incorporated by reference to incorporated by reference to PG&E Corporation Form 10-K for the year ended December 31, 1997 (File No. 1-12609), Exhibit No. 10.13)

          *10.19     PG&E Corporation Long-Term Incentive Program, as amended
                       February 16, 2000, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non- Employee Director Stock Incentive Plan (incorporated by reference to incorporated by reference to PG&E Corporation Form 10-K for the year ended December 31, 1999, (File No. 1-12609), Exhibit No. 10.12)

          *10.20     PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.20)

          *10.21     PG&E Corporation Officer Severance Policy, amended as of
                       July 21, 1999 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.1)

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

          11.        Computation of Earnings Per Common Share (incorporated by
                       reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 11)

          12.1       Computation of Ratios of Earnings to Fixed Charges for
                       Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000, Exhibit 12.1)

          12.2       Computation of Ratios of Earnings to Combined Fixed Charges
                       and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000, Exhibit 12.2)

          13.        2000 Amended Annual Report to Shareholders of PG&E
                       Corporation and Pacific Gas and Electric
                       Company--portions of the Report to Shareholders under the headings "Selected Financial Data," "Management's Discussion and Analysis," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Statement of Consolidated Operations," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," "Statement of Consolidated Common Stock Equity," financial statements of Pacific Gas and Electric Company entitled "Statement of Consolidated Operations," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," "Statement of Consolidated Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" are included only (Except for those portions that are expressly incorporated herein by reference, such Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed" herein.)

          21.        Subsidiaries of the Registrants (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000, Exhibit 21)

          23.1       Independent Auditors' Consent (Deloitte & Touche LLP)

          23.2       Consent of Arthur Andersen LLP

          24.1       Resolutions of the Boards of Directors of PG&E Corporation
                       and Pacific Gas and Electric Company authorizing the execution of the Form 10-K (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000,
                       Exhibit 24.1)

          24.2       Powers of Attorney (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000, Exhibit 24.2)

____________

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

     (b) Reports on Form 8-K

     Reports on Form 8-K(1) during the quarter ended December 31, 2000 and through the date hereof:

     1.   October 25, 2000

     Item 5. Other Events--

     A. Third Quarter 2000 Consolidated Earnings
     B. Pacific Gas and Electric Company's Wholesale Power Purchase Costs
     C. Transition Cost Recovery
     D. Earnings Outlook

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

_____________

(1) Unless otherwise noted, all reports were filed under Commission File Number 1-2348 (Pacific Gas and Electric Company) and Commission File Number 1-12609 (PG&E Corporation).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment No. 1 to the their Annual Report on Form 10-K/A for the year ended December 31, 2000 to be signed on their behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, on the 5th day of March, 2002.

            PG&E CORPORATION                PACIFIC GAS AND ELECTRIC COMPANY
             (Registrant)                             (Registrant)


By /s/ Gary P. Encinas                  By /s/ Gary P. Encinas
  ------------------------------------    --------------------------------------
   (Gary P. Encinas, Attorney-in-Fact)      (Gary P. Encinas, Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company:

We have audited the consolidated financial statements of PG&E Corporation and subsidiaries and Pacific Gas and Electric Company and subsidiaries as of and for the years ended December 31, 2000 and 1999 and have issued our report thereon dated April 6, 2001, February 26, 2002 as to Note 17, which report includes explanatory paragraphs concerning the ability of Pacific Gas and Electric Company to continue as a going concern and the revision of PG&E Corporation's 1999 and 2000 financial statements to consolidate the assets and liabilities associated with certain leases; such consolidated financial statements are included in your 2000 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of PG&E Corporation and Pacific Gas and Electric Company, listed in Item 14(a)5. These financial statement schedules are the responsibility of the management of PG&E Corporation and Pacific Gas and Electric Company. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Francisco, California
April 6, 2001, February 26, 2002 as to Note 17

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

ARTHUR ANDERSEN LLP

San Francisco, California
February 8, 1999

              SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS

                                                                     December 31,
                                                                     ------------
                                                                    2000       1999
                                                                    ----       ----
                                                                     (in millions)
Assets:
Cash and cash equivalents ......................................  $   351    $   155
Advances to affiliates .........................................      295        299
Note receivable from subsidiary ................................      308         --
Other current assets ...........................................        6         --
                                                                  -------    -------
        Total current assets ...................................      960        454

Equipment ......................................................       15         16
Accumulated depreciation .......................................       (6)        (3)

Net equipment ..................................................        9         13

Investments in subsidiaries ....................................    3,439      6,931
Other investments ..............................................       64         52
Deferred income taxes ..........................................       --        396
Other deferred charges .........................................        1         --
                                                                  -------    -------
        Total Assets ...........................................  $ 4,473    $ 7,846
                                                                  =======    =======
Liabilities and Stockholders' Equity:
Current Liabilities:
   Short-term borrowings .......................................  $   931    $   526
   Accounts payable--related parties ...........................       59         76
   Accounts payable--trade .....................................       13         10
   Note payable to subsidiary ..................................       75         --
   Accrued taxes ...............................................      108        117
   Dividends payable ...........................................      109        110
   Other .......................................................       25        112
                                                                  -------    -------
        Total current liabilities ..............................    1,320        951
Noncurrent Liabilities:
   Deferred income taxes .......................................        9         --
   Other .......................................................       10          5
                                                                  -------    -------
        Total noncurrent liabilities ...........................       19          5
Stockholders' Equity:
   Common stock ................................................    5,971      5,906
   Common stock held by subsidiary .............................     (690)      (690)
   Reinvested earnings .........................................   (2,147)     1,674
                                                                  -------    -------
        Total stockholders' equity .............................    3,134      6,890
                                                                  -------    -------

        Total Liabilities and Stockholders' Equity .............  $ 4,473    $ 7,846
                                                                  =======    =======

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999, and 1998

                                                                     2000        1999       1998
                                                                     ----        ----       ----
                                                                    (in millions except per share
                                                                              amounts)
Administrative service revenue ..................................   $   111    $    82    $    64
Equity in earnings (losses) of subsidiaries .....................    (3,316)       853        736
Operating expenses ..............................................      (111)       (86)       (63)
Loss on assets held for sale ....................................        --     (1,275)        --
Interest expense ................................................       (27)       (30)       (52)
Other income ....................................................        22         16          5
                                                                    -------    -------    -------
Income (Loss) Before Income Taxes ...............................    (3,321)      (440)       690
Less: Income Taxes ..............................................        (4)      (447)       (83)
                                                                    -------    -------    -------
Income (Loss) from continuing operations ........................    (3,317)         7        773
Discontinued operations .........................................       (40)       (98)       (52)
Cumulative effect of a change in an accounting principle ........        --         12         --
                                                                    -------    -------    -------
Net income (loss) before intercompany elimination ...............    (3,357)       (79)       721
Eliminations of intercompany (profit) loss ......................        (7)         6         (2)
                                                                    -------    -------    -------
Net income (loss) ...............................................   $(3,364)   $   (73)   $   719
                                                                    =======    =======    =======
Weighted Average Common Shares Outstanding, Basic and Diluted ...       362        368        382
Earnings (Loss) Per Common Share, Basic and Diluted .............   $ (9.29)   $ (0.20)   $  1.88
                                                                    =======    =======    =======

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999, and 1998

                                                                                                      2000        1999        1998
                                                                                                      ----        ----        ----
                                                                                                             (in millions)
Cash Flows From Operating Activities:
Net income (loss) ..............................................................................    $(3,364)    $   (73)    $   719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Equity in earnings of subsidiaries ..........................................................      3,316        (853)       (736)
   Deferred taxes ..............................................................................         20        (415)         19
   Loss on assets held for sale ................................................................         --       1,275          --
   Distributions from consolidated subsidiaries ................................................        475         527         561
   Other-net ...................................................................................        232          77        (688)
                                                                                                    -------     -------     -------
Net cash provided by operating activities ......................................................    $   679     $   538     $  (125)
Cash Flows From Investing Activities:
   Capital expenditures ........................................................................          1          (8)         (8)
   Investment in subsidiaries ..................................................................       (555)       (722)       (575)
   Loans to subsidiaries .......................................................................       (308)         --          --
   Return of capital by Utility (share repurchases) ............................................        275         926       1,600
   Other-net ...................................................................................         (9)        (12)         --
                                                                                                    -------     -------     -------
Net cash provided (used) by investing activities ...............................................    $  (596)    $   184     $ 1,017
   Cash Flows From Financing Activities:
   Common stock issued .........................................................................         65          54          63
   Common stock repurchased ....................................................................         (2)         (3)     (1,158)
   Loans from subsidiary .......................................................................         75          --          --
   Short-term debt issued (redeemed)-net .......................................................        405        (157)        683
   Dividends paid ..............................................................................       (436)       (465)       (470)
   Other-net ...................................................................................          6          (5)         (2)
                                                                                                    -------     -------     -------
Net cash provided (used) by financing activities ...............................................    $   113     $  (576)    $  (884)
Net Change in Cash & Cash Equivalents ..........................................................        196         146           8
Cash & Cash Equivalents at January 1 ...........................................................        155           9           1
                                                                                                    -------     -------     -------
Cash & Cash Equivalents at December 31 .........................................................    $   351     $   155     $     9
                                                                                                    =======     =======     =======

                                PG&E CORPORATION

          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999, and 1998

                        Column A                            Column B             Column C          Column D     Column E

                                                                                 Additions
                                                                                 ---------
                                                           Balance at   Charged to    Charged                  Balance at
                                                           Beginning    Costs and     to Other                   End of
                       Description                         of Period     Expenses     Accounts    Deductions     Period
                       -----------                         ---------    ----------    --------    ----------     ------
                                                                                   (in thousands)
Valuation and qualifying accounts deducted
   from assets:

2000:
     Allowance for uncollectible accounts (2) ...........   $ 65,128    $   47,980    $  1,484   $ 44,092(1)    $   70,500
                                                            ========    ==========    ========   ========       ==========
     Provision for loss on generation-related
        regulatory assets and undercollected
        purchased power costs (3) .......................   $     --    $6,939,000    $     --   $     --       $6,939,000
                                                            ========    ==========    ========   ========       ==========
1999:
     Allowance for uncollectible accounts (2) ...........   $ 58,577    $   25,243    $   (183)  $ 18,509(1)    $   65,128
                                                            ========    ==========    ========   ========       ==========
1998:
     Allowance for uncollectible accounts (2) ...........   $ 72,912    $   10,978    $ (2,893)  $ 22,420(1)    $   58,577
                                                            ========    ==========    ========   ========       ==========

_________________
(1) Deductions consist principally of write-offs, net of collections of receivables previously written off.

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

                        PACIFIC GAS AND ELECTRIC COMPANY

          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999, and 1998

                        Column A                              Column B           Column C                Column D       Column E

                                                                                Additions
                                                                                ---------
                                                             Balance at   Charged to     Charged                       Balance at
                                                             Beginning     Costs and     to Other                        End of
                       Description                           of Period     Expenses      Accounts       Deductions       Period
                       -----------                           ---------     --------      --------       ----------       ------
                                                                                       (in thousands)
Valuation and qualifying accounts deducted
   from assets:

2000:
     Allowance for uncollectible accounts (2) ...........    $ 46,421     $   19,008      $ 1,484      $ 15,344(1)    $   51,569
                                                             ========     ==========      =======      ========       ==========
     Provision for loss on generation-related
        regulatory assets and undercollected
        purchased power costs (3) .......................    $     --     $6,939,000      $    --      $     --       $6,939,000
                                                             ========     ==========      =======      ========       ==========
1999:
     Allowance for uncollectible accounts (2) ...........    $ 47,347     $   17,011      $    44      $ 17,981(1)    $   46,421
                                                             ========     ==========      =======      ========       ==========
1998:
     Allowance for uncollectible accounts (2) ...........    $ 59,608     $   10,007      $   152      $ 22,420(1)    $   47,347
                                                             ========     ==========      =======      ========       ==========

(1) Deductions consist principally of write-offs, net of collections of receivables previously written off.

(2) Allowance for uncollectible accounts are deducted from "Accounts receivable Customers, net."

(3) Provision was deducted from "Regulatory Assets."

                                 EXHIBIT INDEX
                                 -------------

          3.1 Restated Articles of Incorporation of PG&E Corporation effective as of May 5, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 3.1)

          3.2 Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)

          3.3 By-Laws of PG&E Corporation amended as of February 21, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.3)

          3.4 Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of May 6, 1998 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2348), Exhibit 3.1)

          3.5 By-Laws of Pacific Gas and Electric Company amended as of February 21, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 3.5)

                 First and Refunding Mortgage of Pacific Gas and Electric
          4.1 Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November 1,
                 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1,
                 1979, August 1, 1983, and December 1, 1988 (incorporated by reference to Registration No. 2-1324, Exhibits B-1, B-2, B-3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No. 2-14144,
                 Exhibit 4B; Registration No. 2-22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-64313,
                 Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; Pacific Gas and Electric Company's Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2)

                 In accordance with Item 601(b)(4)(iii) of Regulation S-K, each of PG&E Corporation or Pacific Gas and Electric Company agrees to furnish to the Commission any instruments respecting long-term debt not required to be filed by application of such item

                 Form of Rights Agreement dated as of December 22, 2000 between
          4.2 PG&E Corporation and Mellon Investor Services LLC, including the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Form of Certificate of Determination of Preferences for the Preferred Stock as Exhibit C (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 4.2)

                 The Gas Accord Settlement Agreement, together with accompanying
          10. tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055 (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit No. 10.2), as amended by Operational Flow Order (OFO) Settlement Agreement, approved by the California Public Utilities Commission on February 17, 2000, in Decision 00-02-050, as amended by Comprehensive Gas OII Settlement Agreement, approved by the California Public Utilities Commission on May 18, 2000, in Decision 00-05-049 (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348),
                 Exhibit 10)

                 Stock Purchase Agreement By and Between PG&E National Energy
          10.1 Group, Inc. and El Paso Field Services Company, dated as of January 27, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1999 (File No. 1-12609), Exhibit No. 10.1)

                 Credit Agreement between PG&E Corporation, General Electric
          10.2 Capital Corporation and Lehman Commercial Paper, Inc. dated March 1, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.2)

         *10.3 PG&E Corporation Supplemental Retirement Savings Plan dated as of January 1, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1999 (File No. 1-12609), Exhibit 10.2)

         *10.4 Description of Compensation Arrangement between PG&E Corporation and Thomas G. Boren (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.2)

         *10.5 Description of Compensation Arrangement between PG&E Corporation and Peter Darbee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3)

         *10.6 Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609),
                    Exhibit 10.6)

         *10.7 Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609),
                    Exhibit 10.7)

         *10.8 Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609),
                    Exhibit 10)

         *10.9 Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)

         *10.10 PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)

         *10.10.1 Letter regarding retention award to Robert D. Glynn, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.1)

         *10.10.2 Letter regarding retention award to Gordon R. Smith dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.2)

         *10.10.3 Letter regarding retention award to Peter A. Darbee dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.3.)

         *10.10.4 Letter regarding retention award to Bruce R. Worthington dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.4)

         *10.10.5 Letter regarding retention award to G. Brent Stanley dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.5)

         *10.10.6 Letter regarding retention award to Daniel D. Richard dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.6)

         *10.10.7 Letter regarding retention award to James K. Randolph dated February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.7)

         *10.10.8 Letter regarding retention award to Gregory M. Rueger dated February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.8)

         *10.10.9 Letter regarding retention award to Kent Harvey dated February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.9)

         *10.10.10  Letter regarding retention award to Roger J. Peters dated
                    February 27, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-2348), Exhibit 10.10.10)

         *10.10.11  Letter regarding retention award to Thomas G. Boren dated
                    February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.11)

         *10.10.12  Letter regarding retention award to Lyn E. Maddox dated
                    February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)

         *10.10.13  Letter regarding retention award to P. Chrisman Iribe dated
                    February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)

         *10.10.14  Letter regarding retention award to Thomas B. King dated
                    February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)

         *10.11     Agreement and Release between PG&E Corporation and Thomas
                    W. High dated December 8, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.11)

         *10.12     PG&E Corporation Deferred Compensation Plan for
                    Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)

         *10.13 Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1999 (File No. 1-12609), Exhibit 10.7)

         *10.14 Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.14)

         *10.15 Supplemental Executive Retirement Plan of the Pacific Gas and Electric Company, effective January 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1998 (File No. 1-12609),
                    Exhibit 10.7)

         *10.16 Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16)

         *10.17 Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)

         *10.18 PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to incorporated by reference to PG&E Corporation Form 10-K for the year ended December 31, 1997 (File No. 1-12609), Exhibit No. 10.13)

         *10.19 PG&E Corporation Long-Term Incentive Program, as amended February 16, 2000, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non- Employee Director Stock Incentive Plan (incorporated by reference to incorporated by reference to PG&E Corporation Form 10-K for the year ended December 31, 1999, (File No. 1-12609), Exhibit No. 10.12)

         *10.20 PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.20)

         *10.21 PG&E Corporation Officer Severance Policy, amended as of July 21, 1999 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.1)

         *10.22 PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.1)

         *10.23     PG&E Corporation Officer Grantor Trust Agreement dated
                    April 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.2)

          11. Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 11)

          12.1 Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000, Exhibit 12.1)

          12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000, Exhibit 12.2)

          13. 2000 Amended Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company--portions of the Report to Shareholders under the headings "Selected Financial Data," "Management's Discussion and Analysis," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Statement of Consolidated Operations," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," "Statement of Consolidated Common Stock Equity," financial statements of Pacific Gas and Electric Company entitled "Statement of Consolidated Operations," "Consolidated Balance Sheet," "Statement of Consolidated Cash Flows," "Statement of Consolidated Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" are included only (Except for those portions that are expressly incorporated herein by reference, such Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed" herein.)

          21. Subsidiaries of the Registrants (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000,
                    Exhibit 21)

          23.1      Independent Auditors' Consent (Deloitte & Touche LLP)

          23.2      Consent of Arthur Andersen LLP

          24.1 Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000,
                    Exhibit 24.1)

          24.2 Powers of Attorney (incorporated by reference to Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000, Exhibit 24.2)

____________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.