Form 10-Q/A
period 2001-03-31
PG&E CORP
filed 2002-03-05
CIK 1004980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               Amendment No. 1 to

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

                                       Exact Name of
Commission                             Registrant                             State or other         IRS Employer
File                                   as specified                           Jurisdiction of        Identification
Number                                 in its charter                         Incorporation          Number
----------------------------------------------------------------------------------------------------------------------
1-12609                                PG&E Corporation  California           California             94-3234914
1-2348                                 Pacific Gas and Electric Company       California             94-0742640
Pacific Gas and Electric Company       PG&E Corporation
77 Beale Street                        One Market, Spear Tower
P.O. Box 770000                        Suite 2400
San Francisco, California 94177        San Francisco, California 94105

(Address of principal executive offices)                                      (Zip Code)
Pacific Gas and Electric Company                                              PG&E Corporation
(415) 973-7000                                                                (415) 267-7000
----------------------------------------------------------------------------------------------------------------------

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

     Yes       X            No ____________
        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

Common Stock Outstanding April 30, 2001:
PG&E Corporation                              387,135,242 shares
Pacific Gas and Electric Company              Wholly owned by PG&E Corporation

INTRODUCTORY NOTE

          PG&E Corporation has previously disclosed that its subsidiary, PG&E National Energy Group, Inc. (PG&E NEG), has used "synthetic leases" in connection with some of its power plant projects and turbine acquisition commitments. Subsequent to the issuance of PG&E Corporation's 1999 and 2000 Consolidated Financial Statements, management determined that the assets and liabilities associated with these leases should have been consolidated. This Amendment No. 1 to PG&E Corporation's and Pacific Gas and Electric Company's joint Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, contains revised Consolidated Financial Statements for PG&E Corporation for the quarters ended March 31, 2001 and 2000. To reflect the revisions, this Amendment No. 1 hereby amends Part I. Financial Information of the original filing. Although the full text of the amended Form 10-Q is contained herein, this Amendment No. 1 does not update Part II, nor does this Amendment No. 1 update any other disclosures to reflect developments since the original date of filing. The exhibits that were filed with the original filing have not been re-filed with this amendment but instead have been incorporated by reference to the original filing.

                              PG&E CORPORATION AND
                        PACIFIC GAS AND ELECTRIC COMPANY

                                   Form 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                            PAGE
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          PG&E CORPORATION
          REVISED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS                             4
          REVISED CONDENSED CONSOLIDATED BALANCE SHEETS                                       5
          REVISED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS                             7
          PACIFIC GAS AND ELECTRIC COMPANY
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS                                     8
          CONDENSED CONSOLIDATED BALANCE SHEETS                                               9
          STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS                                    11
     NOTE 1:    GENERAL                                                                      12
     NOTE 2:    THE CALIFORNIA ENERGY CRISIS                                                 15
     NOTE 3:    LONG-TERM DEBT                                                               24
     NOTE 4:    BANKRUPTCY FILING                                                            25
     NOTE 5:    RINGFENCING                                                                  26
     NOTE 6:    PRICE RISK MANAGEMENT                                                        27
     NOTE 7:    UTILITY OBLIGATED MANDATORILY REDEEMABLE
                PREFERRED SECURITIES OF TRUST HOLDING
                SOLELY UTILITY SUBORDINATED DEBENTURES                                       28
     NOTE 8:    COMMITMENTS & CONTINGENCIES                                                  29
     NOTE 9:    SEGMENT INFORMATION                                                          33
     NOTE 10:   REVISION FOOTNOTE                                                            35

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                               36
          LIQUIDITY AND FINANCIAL                                                            38
          STATEMENT OF CASH FLOWS                                                            41
          RESULTS OF OPERATIONS                                                              44
          REGULATORY MATTERS                                                                 49
          ENVIRONMENTAL MATTERS                                                              51
          PRICE RISK MANAGEMENT ACTIVITIES                                                   53
          LEGAL MATTERS                                                                      56

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                                           57
          ABOUT MARKET RISK

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                  58
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                          61
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                    61
ITEM 5.   OTHER INFORMATION                                                                  62
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                   63
SIGNATURE                                                                                    66

                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
PG&E CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in millions, except per share amounts)

                                                         For the three months
                                                           ended March 31,

                                                           2001         2000
                                                           ----         ----
                                                       (As revised, see Note 10)

Operating Revenues
Utility                                                   $ 2,562       $2,218
Energy commodities and services                             4,111        2,784
                                                          -------       ------

Total operating revenues                                    6,673        5,002

Operating Expenses
Cost of energy for utility                                  3,343          796
Cost of energy commodities and services                     3,839        2,472
Operating and maintenance                                     728          711
Depreciation, amortization, and decommissioning               103          347
                                                          -------       ------

Total operating expenses                                    8,013        4,326
                                                          -------       ------

Operating Income (Loss)                                    (1,340)         676
Interest income                                                35           24
Interest expense                                             (247)        (183)
Other income (expense), net                                    (9)          (9)
                                                          -------       ------

Income (Loss) Before Income Taxes                          (1,561)         508
Income tax provision (benefit)                               (610)         228
                                                          -------       ------

Net Income (Loss)                                         $  (951)      $  280
                                                          =======       ======

Weighted average common shares outstanding                    363          361

Earnings (Loss) Per Common Share, Basic
Net Earnings (Loss)                                       $ (2.62)      $  .78
                                                          =======       ======


Earnings (Loss) Per Common Share, Diluted
Net Earnings (Loss)                                       $ (2.62)      $  .77
                                                          =======       ======


Dividends Declared Per Common Share                       $     -       $  .30
                                                          =======       ======


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                            Balance at
                                                                            ----------
                                                                      March 31,    December 31,
                                                                        2001          2000
                                                                        ----          ----
                                                                     (As revised, see Note 10)
ASSETS
Current Assets
Cash and cash equivalents                                             $    682      $    925
Short-term investments                                                   2,911         1,634
Accounts receivable:
  Customers (net of allowance for doubtful accounts
     of $91 million and $71 million, respectively)                       3,030         4,340
  Regulatory balancing accounts                                             34           222
Price risk management assets                                             3,457         2,039
Inventories                                                                370           392
Income taxes receivable                                                      -         1,241
Prepaid expenses and other                                                 902           406
                                                                      --------      --------
Total current assets                                                    11,386        11,199
Property, Plant, and Equipment
Utility                                                                 24,030        23,872
Non-utility:
   Electric generation                                                   2,075         2,008
   Gas transmission                                                      1,555         1,542
Construction work in progress                                            1,852         1,605
Other                                                                      117           147
                                                                      --------      --------
Total property, plant, and equipment (at original cost)                 29,629        29,174
Accumulated depreciation and decommissioning                           (12,073)      (11,878)
                                                                      --------      --------
Net property, plant, and equipment                                      17,556        17,296

Other Noncurrent Assets
Regulatory assets                                                        1,821         1,773
Nuclear decommissioning funds                                            1,328         1,328
Price risk management assets                                             1,101         2,026
Other                                                                    2,873         2,530
                                                                      --------      --------

Total noncurrent assets                                                  7,123         7,657
                                                                      --------      --------

TOTAL ASSETS                                                          $ 36,065      $ 36,152
                                                                      ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                                  Balance at
                                                                                  ----------
                                                                            March 31,    December 31,
                                                                             2001             2000
                                                                             ----             ----
                                                                            (As revised, see Note 10)
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings                                                     $  3,586         $  4,530
Long-term debt, classified as current                                        2,309            2,391
Current portion of rate reduction bonds                                        290              290
Accounts payable:
     Trade creditors                                                         6,299            5,896
     Regulatory balancing accounts                                             579              196
     Other                                                                     571              459
Price risk management                                                        3,533            1,999
Other                                                                        1,739            1,570
Total current liabilities                                                   18,906           17,331

Noncurrent Liabilities
Long-term debt                                                               6,606            5,550
Rate reduction bonds                                                         1,665            1,740
Deferred income taxes                                                          951            1,656
Deferred tax credits                                                           182              192
Price risk management                                                        1,354            1,867
Other                                                                        3,715            3,864

Total noncurrent liabilities                                                14,473           14,869

Preferred stock of subsidiaries                                                480              480
Utility obligated mandatorily redeemable preferred securities
     of trust holding soley utility subordinated debentures                    300              300

Common stockholders' equity
Common stock, no par value, authorized
     800,000,000 shares, issued 387,183,478
     and 387,193,727 shares, respectively                                    5,971            5,971
Common stock held by subsidiary, at cost,
     23,815,500 shares                                                        (690)            (690)
Accumulated deficit                                                         (3,056)          (2,105)
Accumulated other comprehensive loss                                          (319)              (4)

Total common stockholders' equity                                            1,906            3,172
Commitments and Contingencies (Notes 1, 2 and 5)                                 -                -
                                                                          --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 36,065         $ 36,152

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in millions)

                                                                     For the three months
                                                                         ended March 31,
                                                                        2001         2000
                                                                        ----         ----
                                                                   (As revised, see Note 10)
Cash Flows From Operating Activities
Net income (loss)                                                    $  (951)     $   280
Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
     Depreciation, amortization, and decommissioning                     103          347
     Deferred income taxes and tax credits-net                          (527)        (145)
     Price risk management assets and liabilities, net                    25          (11)
     Other deferred charges and noncurrent liabilities                  (149)          (9)
     Net effect of changes in operating assets and liabilities:
       Short-term investments                                         (1,277)         142
       Accounts receivable-trade                                       1,310           40
       Inventories                                                        22           55
       Accounts payable                                                  515          (90)
       Regulatory balancing accounts                                     571          254
       Accrued taxes                                                   1,241          318
       Other working capital                                            (217)        (118)
     Other-net                                                             9           26

Net cash provided by operating activities                                675        1,089

Cash Flows From Investing Activities
Capital expenditures                                                    (538)        (450)
Other-net                                                               (147)          81

Net cash used by investing activities                                   (685)        (369)

Cash Flows From Financing Activities
Net repayments under credit facilities                                  (993)        (547)
Long-term debt issued                                                  1,105          108
Long-term debt matured, redeemed, or repurchased                        (236)        (201)
Common stock issued                                                        -           10
Dividends paid                                                          (109)        (108)
Other-net                                                                  -            3

Net cash used by financing activities                                   (233)        (735)

Net Change in Cash and Cash Equivalents                                 (243)         (15)
Cash and Cash Equivalents at January 1                                   925          282

Cash and Cash Equivalents at March 31                                $   682      $   267

Supplemental disclosures of cash flow information
     Cash paid for:
     Interest (net of amounts capitalized)                           $   235      $   119
     Income taxes paid (refunded) - net                               (1,241)           3

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(in millions)

                                                            For the three months
                                                                ended March 31,
                                                               2001        2000
                                                               ----        ----
Operating Revenues
Electric                                                     $1,259      $1,601
Gas                                                           1,303         617

Total operating revenues                                      2,562       2,218

Operating Expenses
Cost of electric energy                                       2,427         513
Cost of gas                                                     916         283
Operating and maintenance                                       574         551
Depreciation, amortization, and decommissioning                  65         301

Total operating expenses                                      3,982       1,648

Operating Income (Loss)                                      (1,420)        570
Interest income                                                   7           6
Interest expense                                                201         141
Other income (expense), net                                      (4)         (1)

Income (Loss) Before Income Taxes                            (1,618)        434
Income tax provision (benefit)                                 (624)        200

Net Income (Loss)                                              (994)        234
Preferred dividend requirement                                    6           6

Income (Loss) Available for (Allocated to) Common Stock     $(1,000)       $228

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                                        Balance at
                                                                                        ----------
                                                                                 March 31,    December 31,
                                                                                   2001          2000
                                                                                   ----          ----
ASSETS
Current Assets
Cash and cash equivalents                                                        $    154       $    111
Short-term investments                                                              2,610          1,283
Accounts receivable
     Customers (net of allowance for doubtful accounts of
      $53 million and $52 million, respectively)                                    1,574          1,711
     Related parties                                                                    5              6
     Regulatory balancing account                                                      34            222
Inventories
     Gas stored underground and fuel oil                                              151            146
     Materials and supplies                                                           133            134
Income taxes receivable                                                                 -          1,120
Prepaid expenses and other                                                            443             45

Total current assets                                                                5,104          4,778

Property, Plant, and Equipment
Electric                                                                           16,446         16,335
Gas                                                                                 7,584          7,537
Construction work in progress                                                         300            249

Total property, plant, and equipment (at original cost)                            24,330         24,121
Accumulated depreciation and decommissioning                                      (11,281)       (11,120)

Net property, plant, and equipment                                                 13,049         13,001

Other noncurrent assets
Regulatory assets                                                                   1,780          1,716
Nuclear decommissioning funds                                                       1,328          1,328
Other                                                                               1,194          1,165

Total noncurrent assets                                                             4,302          4,209

TOTAL ASSETS                                                                     $ 22,455       $ 21,988


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)


                                                                                          Balance at
                                                                                          ----------
                                                                                    March 31,  December 31,
                                                                                      2001        2000
                                                                                      ----        ----
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings                                                               $ 3,051    $ 3,079
Long-term debt, classified as current                                                 2,293      2,374
Current portion of rate reduction bonds                                                 290        290
Accounts payable:
     Trade creditors                                                                  5,226      3,688
     Related parties                                                                    177        138
     Regulatory balancing accounts                                                      579        196
     Other                                                                              365        363
Price risk management                                                                    73          -
Deferred income taxes                                                                     -        172
Other                                                                                   719        670

Total current liabilities                                                            12,773      10,970

Noncurrent Liabilities
Long-term debt                                                                        3,313       3,342
Rate reduction bonds                                                                  1,665       1,740
Deferred income taxes                                                                   921         929
Deferred tax credits                                                                    182         192
Price risk management                                                                    12           -
Other                                                                                 2,796       2,968

Total noncurrent liabilities                                                          8,889       9,171

Preferred Stock With Mandatory Redemption Provisions
     6.30% and 6.57%, outstanding 5,500,000
     shares, due 2002-2009                                                              137         137

Company Obligated Mandatorily Redeemable
     Preferred Securities of Trust Holding Solely
      Utility Subordinated Debentures
      7.90%, 12,000,000 shares due 2025                                                 300         300

Stockholders' Equity
Preferred stock without mandatory redemption provisions
     Nonredeemable - 5% to 6%, outstanding
      5,784,825 shares                                                                  145         145
     Redeemable - 4.36% to 7.04%, outstanding
      5,973,456 shares                                                                  149         149
Common stock, $5 par value, authorized
     800,000,000 shares, issued 321,314,760 shares                                    1,606       1,606
Common stock held by subsidiary, at cost,
     19,481,213 shares                                                                 (475)       (475)
Additional paid-in capital                                                            1,964       1,964
Accumulated deficit                                                                  (2,979)     (1,979)
Accumulated other comprehensive loss                                                    (54)          -

Total stockholders' equity                                                              356       1,410
Commitments and Contingencies (Notes 1, 2, and 5)                                         -           -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $22,455     $21,988

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in millions)

                                                                             For the three months
                                                                               ended March 31,
                                                                               ---------------
                                                                              2001            2000
Cash Flows From Operating Activities
Net income (loss)                                                          $  (994)        $   234
Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
     Depreciation, amortization, and decommissioning                            65             301
     Deferred income taxes and tax credit-net                                 (170)            (48)
     Price risk management assets and liabilities, net                          10               -
     Other deferred charges and noncurrent liabilities                        (110)            (52)
     Net effect of changes in operating assets and liabilities:
        Short-term investments                                              (1,327)             (2)
        Accounts receivable                                                    138              84
        Income tax receivable                                                1,120               -
        Inventories                                                             (4)             45
        Accounts payable                                                     1,579            (302)
        Regulatory balancing accounts                                          571             254
        Other working capital                                                 (352)            204
     Other-net                                                                  (6)            (30)

Net cash provided by operating activities                                      520             688

Cash Flows From Investing Activities
Capital expenditures                                                          (284)           (265)
Other-net                                                                       22              54

Net cash used by investing activities                                         (262)           (211)

Cash Flows From Financing Activities
Net repayment under credit facilities                                          (28)           (240)
Long-term debt matured, redeemed, or repurchased                              (187)           (102)
Dividends paid                                                                   -            (122)
Other-net                                                                        -              (6)

Net cash used by financing activities                                         (215)           (470)

Net Change in Cash and Cash Equivalents                                         43               7
Cash and Cash Equivalents at January 1                                         111              80

Cash and Cash Equivalents at March 31                                      $   154         $    87

Supplemental disclosures of cash flow information
     Cash paid for:
     Interest (net of amounts capitalized)                                 $   109         $    75
     Income taxes paid (refunded) - net                                     (1,120)              -

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

This Quarterly Report on Form 10-Q/A is a combined report of PG&E Corporation and the Utility. Therefore, the Notes to the Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility. PG&E Corporation's condensed consolidated financial statements include the accounts of PG&E Corporation, the Utility, and PG&E Corporation's wholly owned and controlled subsidiaries. The Utility's condensed consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries.

PG&E Corporation and the Utility believe that the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to present a fair statement of the condensed consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q/A. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the 2001 presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The Utility's financial position and results of operations are the principal factors affecting PG&E Corporation's consolidated financial position and results of operations. This quarterly report should be read in conjunction with PG&E Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 2000 Annual Report on Form 10-K/A, and PG&E Corporation's and the Utility's other reports filed with the Securities and Exchange Commission since their 2000 Form 10-K/A was filed.

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

Effective January 1, 2001, PG&E Corporation and the Utility adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement, as amended, requires PG&E Corporation and the Utility to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives are included as price risk management assets or price risk management liabilities on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of a particular hedge, are recognized in current period earnings. Hedge effectiveness is measured based on changes in the fair value over time between the derivative contract and the hedged item.

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

As of March 31, 2001, the maximum length of time over which PG&E Corporation has hedged its exposure to the variability in future cash flows associated with commodity price risk is through December 2005 and for interest rate risk it is through February 2012.

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

                                                        Three Months Ended
                                                            March 31,
                                                         2001       2000
                                                         ----       ----
 (in millions)
Net Income (Loss)                                      $ (951)      $280
                                                       ------       ----

Weighted average common shares outstanding                363        361
Add:   Outstanding options reduced by the
    number of shares that could be
    repurchased with the proceeds from
    such purchase                                           -          1

Shares outstanding for diluted calculation                363        362

Earnings (Loss) per common share, basic                $(2.62)      $.78

Earnings (Loss) per common share, diluted              $(2.62)      $.77


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

On March 27, 2001, the CPUC authorized an average increase in retail rates of
3.0 cents per kWh, which was in addition to the emergency 1.0 cent per kWh surcharge adopted on January 4, 2001 by the CPUC. The revenue generated by this rate increase was to be used only for power procurement costs that were incurred after March 27, 2001 and could not be used to pay amounts owed to creditors. Although the rate increase is authorized immediately, the 3 cent surcharge will not be collected in rates until the CPUC establishes the rate design, which is not expected to be adopted until June 2001.

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

On April 26, 2001, the FERC issued an order requiring all ISO-participating generators and nonpublic utility sellers participating in the ISO markets or using the ISO transmission system to offer their output in real-time to the ISO (except for hydroelectric facilities). The order also requires generators to justify prices above their marginal costs to generate. Further, when a stage 1, 2, or 3 emergency is in effect, price mitigation becomes effective. The real-time electric prices will no longer clear at the single highest price or at a soft cap of $150 per MWh, but will clear at a proxy price based on the highest cost units required to be used each day, and published fuel costs and emission credit information. This mitigation plan will become effective on May 29, 2001. The FERC will monitor bidding activities of generators, forward prices in the electricity and natural gas market and plant outages. Any bids that prove to be unjustified will be subject to refund. The FERC has requested comments on various aspects of its order. The FERC also has indicated that it intends to open an investigation into prices and sales into the Western United States and consider imposing price mitigation measures similar to those proposed for California markets. The order also requires that the ISO and the three California investor owned utilities file a proposal regarding the establishment of west-wide regional transmission organization
(RTO) by June 1, 2001.

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

Also, on March 27, 2001, the CPUC issued a decision ordering the Utility and the other California investor-owned utilities to pay the DWR a per kWh price equal to the applicable generation-related retail rate per kWh established for each utility, for each kWh the DWR sells to the customers of each utility. The CPUC determined that the generation-related component of retail rates should be equal to the total bundled electric rate (including the 1 cent per kWh interim surcharge adopted by the CPUC on January 5, 2001) less the following non-generation-related rates or charges: transmission, distribution, public purpose programs, nuclear decommissioning, and the fixed transition amount. The CPUC determined that the Utility's company-wide average generation-related rate component is 6.471 cents per kWh before March 27, 2001, and 9.471 cents per kWh after March 27, 2001, reflecting the authorized 3-cent increase. The CPUC ordered the utilities to pay the DWR within 45 days after the DWR supplies power to their retail customers, subject to penalties for each day that payment is late. The amount of power supplied to retail end-use customers after March 27, 2001, for which the DWR is entitled to be paid would be based on the product of the number of kWh that the DWR provided 45 days earlier and the Utility's company-wide average generation-related rate of 9.471 cents per kWh.

The CPUC also ordered that the utilities immediately pay the sums owed to the DWR for power sold by the DWR from January 18, 2001 through January 31, 2001, under California Senate Bill 7X. Based on an estimated number of kWh sold by the DWR, the Utility paid approximately $30 million to the DWR at the rate of $0.05471 per kWh as adopted by the CPUC.

In addition, on April 3, 2001, the CPUC adopted a method to calculate the CPA, as described in Public Utilities Code Section 360.5 (added by AB 1X effective February 1, 2001). Section 360.5 requires the CPUC to determine (1) the portion of each electric utility's electric retail rate effective on January 5, 2001, the CPA, that is equal to the difference between the generation-related component of the utility's retail rate in effect on January 5, 2001, and the sum of the costs of the utility's own generation, QFs contracts, existing bilateral contracts (i.e., entered into before February 1, 2001), and ancillary services, and (2) the amount of the CPA that is allocable to the power sold by the DWR. The CPUC decided that the CPA should be a set rate calculated by determining each utility's generation-related revenues (for the Utility the CPUC has proposed that this be equal to 6.471 cents per kWh multiplied by total kWh sales by the Utility to the Utility's retail customers), then subtracting the result by each utility's total kWh sales. Each utility's CPA rate will be used to determine the amount of bonds the DWR may issue.

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

Since the end of January 2001, the Utility has been paying only 15% of amounts due to qualifying facilities (QFs). On March 27, 2001, the CPUC issued a decision requiring the Utility and the other California investor-owned utilities to pay QFs fully for energy deliveries made on and after the date of the decision, within 15 days of the end of the QFs' billing period. The decision permits QFs to establish a 15-day billing period as compared to the current monthly period. The CPUC noted that its change to the payment provision was required to maintain energy reliability in California and thus provided that failure to make a required payment would result in a fine in the amount owed to the QF. The decision also adopts a revised pricing formula relating to the California border price of gas applicable to energy payments to all QFs, including those that do not use natural gas as a fuel. Based on the Utility's preliminary review of the decision, the revised pricing formula would reduce the Utility's 2001 average QF energy and capacity payments from approximately 12.7 cents per kWh to 12.3 cents per kWh.

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

Bilateral Contracts
-------------------

Under the terms of the AB 1890, the Utility was required to purchase all of its power from the PX and ISO to meet the needs of its customers. On August 3, 2000, after the California energy crisis had begun, the CPUC approved the Utility's use of bilateral contracts, subject to PG&E reaching an agreement with the CPUC on reasonableness standards. After two months of unsuccessful discussions with CPUC, on October 16, 2000, PG&E filed an advice letter seeking CPUC approval of specific reasonableness standards in order to expedite implementation of the August 3, 2000 decision. In spite of the Utility's efforts, the CPUC has not adopted reasonableness standards implementing the August 3, 2000 decision.

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

Cost of Electric Energy

For the three months ended March 31, 2001 and 2000, the cost of electric energy for the Utility, reflected on the Utility's Condensed Statement of Consolidated Operations, comprises the cost of fuel for electric generation and QF purchases, the cost of PX purchases, and ancillary services charged by the ISO, net of sales to the PX, as follows:

                                                            2001       2000
                                                            ----       ----
  (in millions)
  Cost of fuel resources at market prices                  $2,631     $  628
  Proceeds from sales to the PX                              (204)      (115)
                                                           ------     ------

  Total Utility cost of electric energy                    $2,427     $  513
                                                           ------     ------

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

Under the credit agreement, PG&E NEG is permitted to make investments, incur indebtedness, sell assets, and operate its businesses pursuant to its business plan. Mandatory repayment of the loans will be required from the net after-tax proceeds received by PG&E NEG or any subsidiary of PG&E NEG from (1) the issuance of indebtedness, (2) the issuance or sale of any equity (except for cash proceeds from an IPO), (3) asset sales, and (4) casualty insurance, condemnation awards, or other recoveries. However, if such proceeds are retained as cash, used to pay indebtedness, or reinvested in PG&E NEG's businesses, mandatory repayment will not be required.

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

During 2000 and 1999, two indirect wholly owned subsidiaries of PG&E NEG entered into two commitments relating to the acquisition of turbine equipment and two commitments relating to generation projects that are under construction, for which they act as the construction agent for the owners. Upon completion of the construction projects, expected to be in 2002, PG&E NEG will lease these facilities under lease terms of five years and three years, respectively. At the conclusion of each of these lease terms, PG&E NEG has the option to extend the leases at fair market value, purchase the projects, or act as remarketing agent for the lessors for sales to third parties. If PG&E NEG elects to remarket the projects, then PG&E NEG would be obligated to the lessors for up to 85 percent of the project costs if the proceeds are deficient to pay the lessor's investors. PG&E Corporation has committed to fund up to $604 million in the aggregate of equity to support PG&E NEG's obligation to the lessors during the construction and post-construction periods. In addition, PG&E NEG entered into operative agreements with a special purpose entity that will own and finance construction of another facility totaling $775 million. PG&E Corporation has committed to fund up to $122 million of equity support commitments to meet the obligations to the entity. PG&E NEG is attempting to replace PG&E Corporation's equity support commitments with substitute commitments of PG&E NEG. The trusts holding the assets and debt related to these facilities has been consolidated in the accompanying financial statements.

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

As a result of (1) the failure by the DWR to assume the full procurement responsibility for the Utility's net open position as was provided under AB 1X,
(2) the negative impact of recent actions by the CPUC that created new payment obligations for the Utility and undermined its ability to return to financial viability, (3) a lack of progress in negotiations with the state to provide a solution for the energy crisis, and (4) the adoption by the CPUC of an illegal and retroactive accounting change that would appear to eliminate the Utility's true uncollected purchased power costs, the Utility filed a voluntary petition for relief under provisions of Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor in possession while being subject to the jurisdiction of the bankruptcy court. Subject to the approval of the bankruptcy court, the Utility's intent is to pay its ongoing costs of doing business while seeking resolution of the wholesale power crisis. It is the Utility's intention to continue to pay employees, vendors, suppliers, and other creditors to maintain essential distribution and transmission services. However, the Utility is not in a position to pay maturing or accelerated obligations, nor is the Utility in a position to pay the ISO, PX, and the QFs, the massive amounts due for the Utility's power purchases above the amount included in rates for power purchase costs. The Utility's current actions are intended to allow the Utility to continue to operate while the bankruptcy proceedings continue.

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

NOTE 6: PRICE RISK MANAGEMENT

Trading and Non-Trading Activities

PG&E Corporation's net gain (loss) on trading contracts for the three-month period ended March 31, are as follows:

                              2001    2000
                              ----    ----
       (in millions)
       Swaps                 $(349)  $ (23)
       Options                  (7)     62
       Futures                  32      37
       Forward contracts       352     (31)

       Net gain              $  28   $  45


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

                                           PG&E Corporation
                                           ----------------
       (in millions)
       Amount of the hedge's ineffectiveness     $(2)
                                                 ----

       Net loss recognized in earnings           $(2)
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

                                                       PG&E Corporation  Utility
                                                       ----------------  -------

  (in millions)
  Beginning accumulated derivative gain (loss)
     from SFAS No. 133 transition adjustments at
     January 1, 2001                                           $(243)     $  90
     Net change of current period hedging transactions
     gain (loss)                                                 (29)         1
     Net reclassification to earnings                            (43)      (143)

     Ending accumulated derivative gain (loss)                  (315)       (52)
     Foreign currency translation adjustment                      (4)        (2)

     Ending accumulated other comprehensive loss               $(319)     $ (54)

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

Utility
-------

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

PG&E National Energy Group
--------------------------

The U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice have initiated enforcement actions against a number of electric utilities, several of which have entered into substantial settlements for alleged Clean Air Act violations related to modifications (sometimes more than 20 years ago) of existing coal-fired generating facilities. In May 2000, PG&E NEG received a request for information seeking detailed operating and maintenance histories for the Salem Harbor and Brayton Point power plants and in November 2000, EPA visited both facilities. PG&E NEG believes this request for information is part of EPA's industry-wide investigation of coal-fired plants' compliance with the Clean Air Act requirements governing plant modifications. PG&E NEG also believes that any changes made to the plants were routine maintenance or repairs and, therefore, did not require permits. EPA has not issued a notice of violation or filed any enforcement action against PG&E NEG at this time. Nevertheless, if EPA disagrees with PG&E NEG's conclusion with respect to the changes made at the facilities, and successfully brings an enforcement action against PG&E NEG, then penalties may be imposed and further emission reductions might be necessary at these plants.

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
                                                         ----

NOTE 9: SEGMENT INFORMATION

PG&E Corporation has identified three reportable operating segments, which were determined based on similarities in economic characteristics, products and services, types of customers, methods of distributions, the regulatory environment, and how information is reported to PG&E Corporation's key decision makers. As discussed below, these segments represent a change in the reportable segments. In accordance with accounting principles generally accepted in the United States of America, prior year segment information has been restated to conform to the current segment presentation. The Utility is one reportable operating segment and the other two are part of PG&E Corporation's PG&E NEG. These three reportable operating segments provide products and services and are subject to different forms of regulation or jurisdictions. PG&E Corporation's reportable segments are described below.

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

Segment information for the three months ended March 31, 2001, and 2000 was as follows:

                                                                      National Energy Group

                                                                         Integrated    Interstate   NEG      Other &
                                                              Total      Energy and    Pipeline     Elimini- Elimi-
(in millions)                                      Utility    NEG        Marketing     Operations   nations  nations(2)  Total
For the three months ended March 31, 2001
Operating revenues                                $  2,560   $ 4,113     $  4,066     $    56      $   (9)  $    -      $  6,673
Intersegment revenues(1)                                 2        93           84           9           -      (95)            -

Total operating revenues                             2,562     4,206        4,150          65          (9)     (95)        6,673

Net Income (loss)                                   (1,000)       54           35          20          (1)      (5)         (951)
Total assets at March 31, 2001(3)                 $ 22,455   $13,252     $ 11,833     $ 1,188      $  231   $  358      $ 36,065
For the three months ended March 31, 2000(4)
Operating revenues                                $  2,214   $ 2,788     $  2,523     $   257      $    8   $    -      $  5,002
Intersegment revenues(1)                                 4        29            4          25           -      (33)            -

Total operating revenues                             2,218     2,817        2,527         282           8      (33)        5,002

Net Income                                             228        52           38          14           -        -           280
Total assets at March 31, 2000(3)                 $ 21,357   $ 8,308     $  5,976     $ 2,332           -   $ (244)     $ 29,421


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

NOTE 10: REVISION FOOTNOTE

Subsequent to the issuance of PG&E Corporation's December 31, 2000, and March 31, 2001 Consolidated Financial Statements, management determined that the assets and liabilities relating to certain leases should have been consolidated. The facilities associated with the loans were under construction during 1999, 2000, and 2001. A summary of the significant effects of the revisions to the Condensed Statements of Consolidated Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows are as follows:

                                                           As Previously        As       As Previously        As
(in millions)                                                 Reported        Revised       Reported        Revised
                                                           -----------------------------------------------------------
                                                                          Three months ended March 31,
                                                           -----------------------------------------------------------
                                                                       2001                          2000
                                                           -----------------------------------------------------------
Condensed Statements of Consolidated Operations:
Total Operating Revenues                                           $ 6,675      $ 6,673          $ 5,008      $ 5,002
Total Operating Expenses                                             8,015        8,013            4,332        4,326

                                                                                  Balance at
                                                           -----------------------------------------------------------
Condensed Consolidated Balance Sheets:                                   March 31, 2001            December 31, 2000
                                                           -----------------------------------------------------------
Cash and cash equivalents                                          $   650      $   682          $   899      $   925
Accounts receivable - customers                                      3,007        3,030            4,342        4,340
Property, plant and equipment - Construction work
   in progress                                                       1,034        1,852              900        1,605
Other non-current assets                                             2,668        2,873            2,398        2,530
Total Assets                                                        34,987       36,065           35,291       36,152

Accounts payable - trade creditors                                   6,240        6,299            5,856        5,896
Other current liabilities                                            1,733        1,739            1,563        1,570
Long-term debt                                                       5,593        6,606            4,736        5,550

                                                                          Three Months Ended March 31,
                                                           -----------------------------------------------------------
Condensed Statements of Consolidated Cash Flows:                           2001                          2000
                                                           -----------------------------------------------------------
Accounts receivable - trade                                        $ 1,335      $ 1,310          $    12      $    40
Accounts payable                                                       496          515              (89)         (90)
Other - net, from operating activities                                  10            9               26           26
Capital expenditures                                                  (352)        (538)            (321)        (450)
Long-term debt issued                                                  906        1,105                -          108
Cash and Cash Equivalents at March 31                                  650          682              260          267
Cash paid for interest (net of amounts capitalized)                    218          235              117          119

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
PG&E Corporation is an energy-based holding company headquartered in San Francisco, California. PG&E Corporation's Northern and Central California energy utility subsidiary, Pacific Gas and Electric Company (the Utility), delivers electric service to approximately 4.6 million customers and natural gas service to approximately 3.8 million customers. On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor in possession while being subject to the jurisdiction of the Bankruptcy Court. The factors causing the Utility to take this action are discussed in this Management's Discussion and Analysis (MD&A) and in Notes 2 and 4 of the Notes to the Condensed Consolidated Financial Statements.

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

This is a combined Quarterly Report on Form 10-Q/A of PG&E Corporation and the Utility. It includes separate consolidated financial statements for each entity. The Condensed Consolidated Financial Statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's wholly owned and controlled subsidiaries. This MD&A should be read in conjunction with the Condensed Consolidated Financial Statements included herein. Further, this Quarterly Report should be read in conjunction with PG&E Corporation's and the Utility's Consolidated Financial Statements and Notes to Consolidated Financial Statements incorporated by reference in their combined 2000 Annual Report on Form 10-K/A.

Subsequent to the issuance of PG&E Corporation's 2000 and 1999 Consolidated Financial Statements and unaudited report for the quarterly period ended March 31, 2001, management determined that the assets and liabilities relating to certain leases should have been consolidated. The facilities associated with the leases were under construction during 2001 (see Note 10).

This combined Quarterly Report on Form 10-Q/A, including this MD&A, contains forward-looking statements about the future that are necessarily subject to various risk and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements.

Although PG&E Corporation and the Utility are not able to predict all of the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or historical results include:

   .  the outcome of the Utility's regulatory proceedings;

   . whether and to what extent the Utility is determined to be responsible for the Independent System Operator's (ISO)charges billed to the Utility;

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

The difference between the actual costs incurred to purchase power and the amount recovered from customers was funded through a series of borrowings. In October 2000, the Utility fully utilized its existing $1 billion revolving credit facility to support the Utility's commercial paper program and other liquidity requirements. On October 18, 2000, the Utility obtained an additional $1 billion, 364-day revolving credit facility to support the issuance of additional commercial paper. On November 1, 2000, the Utility issued $1 billion of short-term floating rate notes and $680 million of five-year notes. On November 22, 2000, the Utility issued an additional $240 million of short term floating rate notes. On December 1, 2000, the size of the $1 billion, 364-day revolving credit facility was reduced to $850 million in order to comply with syndication agreement. At December 31, 2000, the Utility had borrowed $614 million against its five-year revolving credit agreement, had issued $1,225 million of commercial paper, and had issued $1,240 million of floating rate notes.

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


PG&E Corporation Consolidated

Net cash provided by PG&E Corporation's operating activities totaled $675 million and $1,089 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease of $414 million between 2001 and 2000 is attributable to the California energy crisis previously discussed.

Cash Flows from Investing Activities
------------------------------------

Cash used in investing activities was $685 million during the quarter ended March 31, 2001, compared with $369 million used during the same quarter for 2000. In 2001, the primary use of cash for investing activities was $538 million for additions to property, plant, and equipment, compared with $450 million used for similar purposes in 2000.

Cash Flows from Financing Activities
------------------------------------

Cash used in financing activities for the quarter ended March 31, 2001, was $233 million compared with $735 million used for the same quarter in 2000. A loan in 2001 netted $906 million in proceeds which together with cash on hand and from operating activities, were used to repay defaulted commercial paper and other loans and the $109 million in dividends. The $735 million used in 2000 resulted from reduced borrowings of $547 million and a dividend payments of $108 million.

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

Cash Flows from Investing Activities
------------------------------------

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

Cash Flows from Operating Activities
------------------------------------

During the three months ended March 31, 2001, PG&E NEG used net cash of $186 million in operating activities. The decrease in operating cash was driven primarily by an increase in margin deposits related to its trading activities.

Cash Flows from Investing Activities
------------------------------------

During the three months ended March 31, 2001, PG&E NEG used net cash of $265 million in investing activities. PG&E NEG's cash outflows from investing activities were primarily attributable to capital expenditures on generating projects in construction and development.

Cash Flows from Financing Activities
------------------------------------

Net cash provided in financing activities was $166 million for the three months ended March 31, 2001. Net cash provided by financing activities resulted from long-term debt issued, offset by the repayment of long-term debt of $49 million.

RESULTS OF OPERATIONS

The table shows for the quarter ended March 31, 2001 and 2000, certain items from our Statement of Consolidated Operations detailed by Utility and PG&E NEG operations of PG&E Corporation. (In the "Total" column, the table shows the combined results of operations for these groups.) The information for PG&E Corporation (the "Total" column) includes the appropriate intercompany elimination. Following this table we discuss our results of operations.

                                                                      PG&E National Energy Group
                                                             --------------------------------------------
                                                                      Integrated  Interstate     NEG        Other &
                                                             Total    Energy and  Pipeline       Elimini-   Elimi-
(in millions)                                     Utility    NEG      Marketing   Operations     nations    nations(2)   Total

For the three months ended March 31, 2001

Operating revenues                                $ 2,562    $ 4,206  $    4,150  $     65       $ (9)      $    (95)   $  6,673
Operating expenses                                  3,982      4,121       4,097        25         (1)           (90)      8,013
Operating loss                                                                                                            (1,340)
Interest income                                                                                                               35
Interest expense                                                                                                            (247)
Other income (expense), net                                                                                                   (9)
Income taxes                                                                                                                (610)
Net loss                                                                                                                $   (951)

Net cash provided by operating activities                                                                                    675
Net cash used by investing activities                                                                                       (685)
Net cash used by financing activities                                                                                       (233)

EBITDA(2)                                         $(1,365)   $   128  $       84  $     51       $ (7)      $     (9)   $ (1,246)

For the three months ended March 31, 2000(3)

Operating revenues                                $ 2,218    $ 2,817  $    2,527  $    282       $  8       $    (33)   $  5,002
Operating expense                                   1,648      2,706       2,467       231          8            (28)      4,326
Operating loss                                                                                                               676
Interest income                                                                                                               24
Interest expense                                                                                                            (183)
Other income (expense), net                                                                                                   (9)
Income taxes                                                                                                                 228
Net income                                                                                                              $    280

Net cash provided by operating activities                                                                                  1,089
Net cash used by investing activities                                                                                       (369)
Net cash used by financing activities                                                                                       (735)

EBITDA(2)                                         $   864    $   142  $       84  $     58       $-         $      8    $  1,014

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

PG&E Corporation incurred a net loss for the quarter ended March 31, 2001 of $951 million from net income of $280 million for the same period in 2000. Of the $1,231 million decrease, the Utility's net loss allocated to common stock for the quarter ended March 31, 2001 accounted for $1,228 million of the decrease.

The decrease in performance in the first quarter 2001 compared to 2000 results of operations is attributable to the following factors:

       . The Utility's earnings were impacted as a result of the its undercollected purchased power costs ($1.1 billion, after taxes). Because of the lack of a regulatory, legislative, or judicial solution to the California energy crisis, the Utility cannot defer for future recovery its uncollected purchased power costs. These costs have been expensed as incurred during the first quarter.

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

Utility


Overall Results
---------------

The Utility's first quarter net loss was $994 million in 2001 as compared to the prior year's first quarter net income of $234 million. The decrease was primarily the result of the $1.9 billion charge to earnings for undercollected wholesale purchased power costs in excess of the amounts provided in customer rates for recovery of such costs. The undercollected amounts include ISO costs incurred during the first quarter of 2001. Financial reporting standards require that the amounts be accounted for as expenses unless they can be deemed probable of recovery. Due to uncertainty created by the energy crisis, the Utility cannot meet the accounting probability standard.

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

The decrease in electric revenues of $342 million was primarily due to credits issued to direct access customers (resulting from higher wholesale power market prices) and due to the reduction of revenue resulting from the CPUC's March 27, 2001, order, (which was retroactive to January 16, 2001) that a portion of the Utility's revenues be remitted to the DWR in compensation for the DWR's electricity purchases. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the March 27, 2001, order and direct access credits. These decreases were partially offset by increased revenue from the Utility's 1.0 cent per kWh surcharge implemented on January 4, 2001.

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

Operating Expenses
------------------

The table below summarizes the changes in the Utility's operating expenses:

                                                                 Three months
                                                                ended March 31,
                                                                --------------
                                                                                        Increase      Increase
                                                              2001          2000       (Decrease)    (Decrease)
                                                              ----          ----       ----------    ----------
(in millions)
  Cost of electric energy, net                             $ 2,427         $  513       $1,914         373%
  Cost of gas                                                  916            283          633         224%
  Operating and maintenance                                    574            551           23           4%
  Depreciation, amortization, and
    decommissioning                                             65            301         (236)        (78%)

  Total operating expenses                                  $3,982         $1,648       $2,334         142%

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

The decrease of $236 million in depreciation expenses for the three months ended March 31, 2001 and 2000, respectively, is attributable to the utility no longer recording amortization of generation-related transition costs. In December 2000, the Utility wrote-off these remaining generation-related transition costs.

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

Operating Revenues
------------------
PG&E NEG operating revenues increased $1,389 million in 2001 compared to 2000. The increase is a result of increased commodity sales as PG&E NEG has focused its trading efforts on asset management and higher-margin trades. In addition, increases in the price of power and gas and the higher short-term firm revenues described above have resulted in increased revenues. These increases were partially offset by a decrease in Interstate Pipeline Operations revenues as a result of the sale of the Texas operations in late 2000.

Operating Expenses
------------------

Operating expenses at PG&E NEG increased $1,415 million in 2001 compared to the prior year. The increase results from the increases in the cost of power and gas, partially offset by lower cost of sales and other operating expenses at PG&E Pipeline reflective of the disposal of the Texas assets.

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

The Utility's General Rate Case (GRC)
-------------------------------------

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

The Utility had an environmental remediation liability of $307 million and $307 million at March 31, 2001 and December 31, 2000, respectively. The $320 million accrued at March 31, 2001 includes (1) $139 million related to the pre-closing remediation liability, associated with divested generation facilities (see further discussion in the "Generation Divestiture" section of Note 2 of the Notes to the Condensed Consolidated Financial Statements), and (2) $168 million related to remediation costs for those generation facilities that Utility still owns, manufactured gas plant sites, and gas gathering compressor stations. Of the $307 million environmental remediation liability, the Utility has recovered $193 million through rates, and expects to recover another $84 million future rates. The Utility is seeking recovery of the remainder of its costs from insurance carriers and from other third parties as appropriate.

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

PG&E National Energy Group
--------------------------

The U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice have initiated enforcement actions against a number of electric utilities, several of which have entered into substantial settlements for alleged Clean Air Act violations related to modifications (sometimes more than 20 years ago) of existing coal-fired generating facilities. In May 2000, PG&E NEG received a request for information seeking detailed operating and maintenance histories for the Salem Harbor and Brayton Point power plants and in November 2000, EPA visited both facilities. PG&E NEG believes this request for information is part of EPA's industry-wide investigation of coal-fired plants' compliance with the Clean Air Act requirements governing plant modifications. PG&E NEG also believes that any changes made to the plants were routine maintenance or repairs and, therefore, did not require permits. EPA has not issued a notice of violation or filed any enforcement action against PG&E NEG at this time. Nevertheless, if EPA disagrees with PG&E NEG's conclusion with respect to the changes made at the facilities, and successfully brings an enforcement action against PG&E NEG, then penalties may be imposed and further emission reductions might be necessary at these plants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

The United States Bankruptcy Trustee has appointed a ratepayers' committee composed of business representatives, members of government agencies, and consumer groups. As a party to the proceedings, the ratepayers' committee would be entitled to investigate the Utility's plan of reorganization and offer alternatives. On May 9, 2001, the Utility filed a motion with the Bankruptcy Court asking the Court to vacate the Trustee's appointment of the ratepayers' committee because the creation of the committee is not authorized by the Bankruptcy Code. Under the Bankruptcy Code, only creditors and equity security holders are eligible for appointment to a committee by the Trustee. Under the Bankruptcy Code, there are legitimate ways by which the ratepayers can be represented and heard in the process, for example, through the California Attorney General's Office. In addition, the Bankruptcy Code provides flexibility and discretion to the court to allow parties to intervene in the case when they have standing to do so.

The first meeting of creditors is scheduled for June 7, 2001. The last day for creditors to file proofs of claim is September 5, 2001.

Pacific Gas and Electric Company v. California Public Utilities Commissioners
------------------------------------------------------------------------------

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

Wilson vs. PG&E Corporation and Pacific Gas and Electric Company
-----------------------------------------------------------------

As described in the Annual Report on Form 10-K filed by PG&E Corporation and Pacific Gas and Electric Company for the year ended December 31, 2000, two complaints were filed against PG&E Corporation and Pacific Gas and Electric Company in the Superior Court of the State of California, San Francisco County:
Richard D. Wilson v. Pacific Gas and Electric Company et al., ("Wilson I"), and Richard D. Wilson v. Pacific Gas and Electric Company et al., ("Wilson II"). PG&E Corporation and the Utility believe these complaints to be without merit.

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

Compressor Station Chromium Litigation
--------------------------------------

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------

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

Item 5.  Other Information
--------------------------

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

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

(a)  Exhibits:


     Exhibit 11 Computation of Earnings Per Common Share (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 11.)

     Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 12.1.)

     Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 12.2.)

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

                                  PG&E CORPORATION

                                  By   /s/ CHRISTOPHER P. JOHNS
                                       ------------------------
                                       CHRISTOPHER P. JOHNS
                                       Senior Vice President and Controller
                                       (duly authorized officer and principal
                                       accounting officer)


                                  PACIFIC GAS AND ELECTRIC COMPANY

                                  By   /s/ KENT M. HARVEY
                                       -----------------------
                                       KENT M. HARVEY
                                       Senior Vice President, Chief Financial
                                       Officer, and Treasurer (duly authorized
                                       officer and principal financial officer)

Dated: March 5, 2002

                                  Exhibit Index

Exhibit No.                         Description of Exhibit

    Exhibit 11 Computation of Earnings Per Common Share (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 11.)

    Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 12.1.)

    Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 12.2.)