Form 10-Q/A
period 2001-06-30
PG&E CORP
filed 2002-03-05
CIK 1004980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

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

                                            State or
                   Exact Name of            other                 IRS
Commission         Registrant               Jurisdiction          Employer
File               as specified             of                    Identification
Number             in its charter           Incorporation         Number
------             --------------           -------------         ------

1-12609            PG&E Corporation         California              94-3234914
1-2348             Pacific Gas and          California              94-0742640
                   Electric Company

Pacific Gas and Electric Company              PG&E Corporation
77 Beale Street                               One Market, Spear Tower
P.O. Box 770000                               Suite 2400
San Francisco, California 94177               San Francisco, California 94105
-------------------------------               -------------------------------

   (Address of principal executive offices)                           (Zip Code)

Pacific Gas and Electric Company              PG&E Corporation
(415) 973-7000                                  (415) 267-7000
--------------                                  --------------

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

Yes   X                                        No
-------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

Common Stock Outstanding, July 31, 2001:
PG&E Corporation                                387,130,925 shares
Pacific Gas and Electric Company                Wholly-owned by PG&E Corporation

INTRODUCTORY NOTE

          PG&E Corporation has previously disclosed that its subsidiary, PG&E National Energy Group, Inc (PG&E NEG), has used "synthetic leases" in connection with some of its power plant projects and turbine acquisition commitments. Subsequent to the issuance of PG&E Corporation's 1999 and 2000 consolidated financial statements, management determined that the assets and liabilities associated with these leases should have been consolidated. This Amendment No. 1 to PG&E Corporation's and Pacific Gas and Electric Company's joint Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001, contains revised Consolidated Financial Statements for PG&E Corporation for the quarters ended June 30, 2001 and 2000. To reflect the revisions, this Amendment No. 1 hereby amends Part I. Financial Information of the original filing. Although the full text of the amended Form 10-Q is contained herein, this Amendment No. 1 does not update Part II nor does this Amendment No. 1 update any other disclosures to reflect developments since the original date of filing. The exhibits that were filed with the original filing have not been re-filed with this amendment but instead have been incorporated by reference to the original filing.

                              PG&E CORPORATION AND
                        PACIFIC GAS AND ELECTRIC COMPANY

                                   Form 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                 PAGE
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               PG&E CORPORATION
                  REVISED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS               4
                  REVISED CONDENSED CONSOLIDATED BALANCE SHEETS                         5
                  REVISED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS               7
               PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                       8
                  CONDENSED CONSOLIDATED BALANCE SHEETS                                 9
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                      11
               NOTE 1:    GENERAL                                                      12
               NOTE 2:    THE CALIFORNIA ENERGY CRISIS                                 14
               NOTE 3:    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11               22
               NOTE 4:    PRICE RISK MANAGEMENT                                        23
               NOTE 5:    UTILITY OBLIGATED MANDATORILY REDEEMABLE
                          PREFERRED SECURITIES OF TRUST HOLDING SOLELY
                          UTILITY SUBORDINATED DEBENTURES                              24
               NOTE 6:    COMMITMENTS & CONTINGENCIES                                  24
               NOTE 7:    SEGMENT INFORMATION                                          29
               NOTE 8:    LONG-TERM DEBT                                               30
               NOTE 9:    REVISION FOOTNOTE                                            31

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                                    32
               LIQUIDITY AND FINANCIAL RESOURCES                                       34
               STATEMENT OF CASH FLOWS                                                 37
               RESULTS OF OPERATIONS                                                   40
               REGULATORY MATTERS                                                      45
               ENVIRONMENTAL MATTERS                                                   47
               PRICE RISK MANAGEMENT ACTIVITIES                                        49
               LEGAL MATTERS                                                           51

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              52

PART II.       OTHER INFORMATION                                                       53

ITEM 1.        LEGAL PROCEEDINGS                                                       53
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                         55
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     56
ITEM 5.        OTHER INFORMATION                                                       59
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                        59

SIGNATURE                                                                              61

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

                                                                                   Three months ended          Six months ended
                                                                                         June 30,                  June 30,
                                                                                         --------                  --------
                                                                                     2001       2000           2001        2000
                                                                                    ------     ------         ------      ------
                                                                                (As revised, see Note 9)   (As revised, see Note 9)
Operating Revenues

Utility                                                                             $2,309     $2,296         $4,871      $4,514
Energy commodities and services                                                      2,701      3,341          6,812       6,125
                                                                                    ------     ------         ------      ------

Total operating revenues                                                             5,010      5,637         11,683      10,639

Operating Expenses

Cost of energy for utility                                                              67      1,157          3,300       1,953
Cost of energy commodities and services                                              2,335      3,047          6,174       5,519
Operating and maintenance                                                              894        742          1,580       1,453
Depreciation, amortization, and decommissioning                                        259         69            514         416
Reorganization professional fees and expenses                                            8          -              8           -
                                                                                    ------     ------         ------      ------
Total operating expenses                                                             3,563      5,015         11,576       9,341
                                                                                    ------     ------         ------      ------

Operating income                                                                     1,447        622            107       1,298
Reorganization interest income                                                          32          -             32           -
Interest income                                                                         42         26             77          50
Interest expense                                                                      (312)      (182)          (559)       (365)
Other income (expense), net                                                              4        (14)            (5)        (23)

Income Before Income Taxes                                                           1,213        452           (348)        960
Income tax provision (benefit)                                                         463        204           (147)        432
                                                                                    ------     ------         ------      ------

Net Income (Loss)                                                                   $  750     $  248         $ (201)     $  528
                                                                                    ======     ======         ======      ======

Weighted average common shares outstanding                                             363        361            363         361
                                                                                    ------     ------         ------      ------

Earnings (Loss) Per Common Share, Basic
Net Earnings (Loss)                                                                 $ 2.07     $0 .69         $(0.55)     $ 1.46
                                                                                    ======     ======         ======      ======

Earnings (Loss) Per Common Share, Diluted
Net Earnings (Loss)                                                                 $ 2.07     $0 .68         $(0.55)     $ 1.45
                                                                                    ======     ======         ======      ======

Dividends Declared Per Common Share                                                 $    -     $0 .30         $    -      $0 .60
                                                                                    ======     ======         ======      ======

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                                        Balance at

                                                                                     June 30,    December 31,
                                                                                       2001          2000
                                                                                    ----------    ----------
                                                                                    (As revised, see Note 9)
ASSETS
Current Assets
Cash and cash equivalents                                                           $      726    $      925
Short-term investments                                                                   3,757         1,634
Accounts receivable:
    Customers (net of allowance for doubtful accounts of
      $103 million and $71 million, respectively)                                        2,895         4,340
    Regulatory balancing accounts                                                           46           222
Price risk management                                                                    2,656         2,039
Inventories                                                                                501           392
Income taxes receivable                                                                      -         1,241
Prepaid expenses and other                                                                 447           406
                                                                                    ----------    ----------

Total current assets                                                                    11,028        11,199

Property, Plant, and Equipment
Utility                                                                                 24,341        23,872
Non-utility:
    Electric generation                                                                  2,671         2,008
    Gas transmission                                                                     1,559         1,542
Construction work in progress                                                            1,606         1,605
Other                                                                                      123           147
                                                                                    ----------    ----------

Total property, plant, and equipment (at original cost)                                 30,300        29,174
Accumulated depreciation and decommissioning                                           (12,350)      (11,878)
                                                                                    ----------    ----------

Net property, plant, and equipment                                                      17,950        17,296

Other Noncurrent Assets
Regulatory assets                                                                        1,872         1,773
Nuclear decommissioning funds                                                            1,332         1,328
Price risk management                                                                    1,045         2,026
Other                                                                                    3,202         2,530
                                                                                    ----------    ----------

Total noncurrent assets                                                                  7,451         7,657
                                                                                    ----------    ----------

TOTAL ASSETS                                                                        $   36,429    $   36,152
                                                                                    ==========    ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                          Balance at

                                                                     June 30,     December 31,
                                                                       2001          2000
                                                                       ----          ----
                                                                      (As revised, see Note 9)
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Short-term borrowings                                                 $   445         $ 4,530
Long-term debt, classified as current                                      10           2,391
Current portion of rate reduction bonds                                   290             290
Accounts payable:
    Trade creditors                                                     1,273           5,896
    Regulatory balancing accounts                                         352             196
    Other                                                                 535             459
Price risk management                                                   2,548           1,999
Other                                                                     820           1,570
                                                                      -------         -------
Total current liabilities                                               6,273          17,331
Noncurrent Liabilities
Long-term debt                                                          7,349           5,550
Rate reduction bonds                                                    1,600           1,740
Deferred income taxes                                                   1,795           1,656
Deferred tax credits                                                      173             192
Price risk management                                                   1,029           1,867
Other                                                                   3,903           3,864
                                                                      -------         -------

Total noncurrent liabilities                                           15,849          14,869

Liabilities Subject to Compromise
Financing debt                                                          5,792               -
Trade creditors                                                         5,168               -
                                                                      -------         -------
Total liabilities subject to compromise                                10,960               -

Preferred Stock of Subsidiaries                                           480             480
Utility Obligated Mandatorily Redeemable Preferred Securities
    of Trust Holding Solely Utility Subordinated Debentures                 -             300
Common Stockholders' Equity
Common stock, no par value, authorized 800,000,000 shares,
    issued 387,177,497 and 387,193,727 shares, respectively             5,971           5,971
Common stock held by subsidiary, at cost, 23,815,500 shares              (690)           (690)
Accumulated deficit                                                    (2,305)         (2,105)
Accumulated other comprehensive loss                                     (109)             (4)


Total common stockholders' equity                                       2,867           3,172

Commitments and Contingencies (Notes 1, 2, 3, and 6)                        -               -
                                                                      -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $36,429         $36,152
                                                                      =======         =======

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                          Six months ended June 30,

                                                                             2001          2000
                                                                             ----          ----
                                                                          (As revised, see Note 9)
Cash Flows From Operating Activities
net income (loss)                                                          $  (201)         $  528
Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
    Depreciation, amortization, and decommissioning                            514             416
    Deferred income taxes and tax credits-net                                  120             111
    Price risk management assets and liabilities, net                          (30)            (20)
    Other deferred charges and noncurrent liabilities                         (174)           (369)
    Net effect of changes in operating assets and liabilities:
       Short-term investments                                               (2,123)            139
       Accounts receivable-trade                                             1,445            (505)
       Inventories                                                            (109)            158
       Accounts payable                                                        621             649
       Accrued taxes                                                         1,241             127
       Regulatory balancing accounts payable                                   332             190
       Other working capital                                                  (791)            314
    Other-net                                                                 (116)             (6)
                                                                           -------          ------

Net cash provided by operating activities                                      729           1,732
                                                                           -------          ------
Cash Flows From Investing Activities
Capital expenditures                                                        (1,102)           (974)
Other-net                                                                     (115)            (10)
                                                                           -------          ------

Net cash used by investing activities                                       (1,217)           (984)
                                                                           -------          ------

Cash Flows From Financing Activities
Net repayments under credit facilities                                      (1,033)           (482)
Long-term debt issued                                                        2,275             316
Long-term debt matured, redeemed, or repurchased                              (844)           (346)
Common stock issued                                                              -              22
Dividends paid                                                                (109)           (217)
                                                                           -------          ------

Net cash provided (used) by financing activities                               289            (707)
                                                                           -------          ------

Net Change in Cash and Cash Equivalents                                       (199)             41
Cash and Cash Equivalents at January 1                                         925             282
                                                                           -------          ------

Cash and Cash Equivalents at June 30                                       $   726          $  323
                                                                           =======          ======

Supplemental disclosures of cash flow information
    Cash paid for:
      Interest (net of amounts capitalized)                                $   302          $  352
      Income taxes paid (refunded) - net                                    (1,241)             23
    Transfer of liabilities and other payables subject to
      compromise from operating payables and liabilities                    10,960               -

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

                                                                       Three months         Six months
                                                                      ended June 30,       ended June 30,
                                                                      --------------       --------------

                                                                      2001      2000      2001       2000
                                                                      ----      ----      ----       ----
Operating Revenues
Electric                                                             $1,497    $1,801    $2,756     $3,402
Gas                                                                     812       495     2,115      1,112
                                                                     ------    ------    ------     ------

Total operating revenues                                              2,309     2,296     4,871      4,514

Operating Expenses
Cost of electric energy                                                (362)      975     1,955      1,488
Cost of gas                                                             429       182     1,345        465
Operating and maintenance                                               676       543     1,208      1,094
Depreciation, amortization, and decommissioning                         222        44       439        345
Reorganization professional fees and expenses                             8         -         8          -
                                                                     ------    ------    ------     ------

Total operating expenses                                                973     1,744     4,955      3,392
                                                                     ------    ------    ------     ------

Operating Income (Loss)                                               1,336       552       (84)     1,122
Reorganization interest income                                           32         -        32          -
Interest income                                                          17        12        24         18
Interest expense (contractual interest of $195 million
   and $396 million for the three- and six-months ended
   June 30, 2001, respectively)                                        (257)     (144)     (458)      (285)
Other income (expense), net                                              (2)        -        (6)        (1)
                                                                     ------    ------    ------     ------

Income (Loss) Before Income Taxes                                     1,126       420      (492)       854
Income tax provision (benefit)                                          424       198      (200)       398
                                                                     ------    ------    ------     ------

Net Income (Loss)                                                       702       222      (292)       456

Preferred dividend requirement                                            6         6        12         12
                                                                     ------    ------    ------     ------

Income (Loss) Available for (Allocated to) Common Stock              $  696    $  216    $ (304)    $  444
                                                                     ======    ======    ======     ======

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                                      Balance at

                                                                               June 30,     December 31,
                                                                                 2001           2000
                                                                                 ----           ----
ASSETS
Current Assets
Cash and cash equivalents                                                     $    132       $    111
Short-term investments                                                           3,125          1,283
Accounts receivable:
    Customer (net of allowance for doubtful accounts of
       $54 million and $52 million, respectively)                                1,547          1,711
    Related parties                                                                 20              6
    Regulatory balancing account                                                    46            222
Inventories:
    Gas stored underground and fuel oil                                            262            146
    Materials and supplies                                                         126            134
Income taxes receivable                                                              -          1,120
Prepaid expenses and other                                                         210             45
                                                                              --------       --------

Total current assets                                                             5,468          4,778

Property, Plant, and Equipment
Electric                                                                        16,787         16,335
Gas                                                                              7,554          7,537
Construction work in progress                                                      266            249
                                                                              --------       --------

Total property, plant, and equipment (at original cost)                         24,607         24,121
Accumulated depreciation and decommissioning                                   (11,521)       (11,120)
                                                                              --------       --------

Net property, plant, and equipment                                              13,086         13,001

Other Noncurrent Assets
Regulatory assets                                                                1,843          1,716
Nuclear decommissioning funds                                                    1,332          1,328
Other                                                                            1,487          1,165
                                                                              --------       --------

Total noncurrent assets                                                          4,662          4,209
                                                                              --------       --------

TOTAL ASSETS                                                                  $ 23,216       $ 21,988
                                                                              ========       ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

                                                                                                         Balance at

                                                                                                  June 30,     December 31,
                                                                                                    2001          2000
                                                                                                    ----          ----
LIABILITIES AND EQUITY
Liabilities Not Subject to Compromise
Current Liabilities

Short-term borrowings                                                                            $    --        $ 3,079
Long-term debt, classified as current                                                                 --          2,374
Current portion of rate reduction bonds                                                              290            290
Accounts payable:
    Trade creditors                                                                                  345          3,688
    Related parties                                                                                    7            138
    Regulatory balancing accounts                                                                    352            196
    Other                                                                                            300            363
Deferred income taxes                                                                                 45            172
Other                                                                                                297            670
                                                                                                     ---            ---

Total current liabilities                                                                          1,636         10,970

Noncurrent Liabilities

Long-term debt                                                                                     3,370          3,342
Rate reduction bonds                                                                               1,600          1,740
Deferred income taxes                                                                              1,087            929
Deferred tax credits                                                                                 173            192
Other                                                                                              3,001          2,968
                                                                                                   -----          -----

Total noncurrent liabilities                                                                       9,231          9,171
Liabilities Subject to Compromise
Financing debt                                                                                     5,792             --
Trade creditors                                                                                    5,356             --
                                                                                                   -----          -----

Total liabilities subject to compromise                                                           11,148             --

Preferred Stock With Mandatory Redemption Provisions
    6.30% and 6.57%, outstanding 5,500,000 shares,
    due 2002-2009                                                                                    137            137
Company Obligated Mandatorily Redeemable Preferred Securities
    of Trust Holding Solely Utility Subordinated Debentures
    7.90%, 12,000,000 shares due 2025                                                                 --            300
Stockholders' Equity

Preferred Stock Without Mandatory Redemption Provisions
    Nonredeemable-5% to 6%, outstanding 5,784,825 shares                                             145            145
    Redeemable-4.36% to 7.04%, outstanding 5,973,456 shares                                          149            149
Common stock, $5 par value, authorized                                                             1,606          1,606
    800,000,000 shares, issued 321,314,760 shares
Common stock held by subsidiary, at cost, 19,481,213 shares                                         (475)          (475)
Additional paid-in capital                                                                         1,964          1,964
Accumulated deficit                                                                               (2,283)        (1,979)
Accumulated other comprehensive loss                                                                 (42)            --
                                                                                                 -------        -------

Total stockholders' equity                                                                         1,064          1,410

Commitments and Contingencies (Notes 1, 2, 3, and 6)                                                  --             --
                                                                                                 -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $23,216        $21,988
                                                                                                 =======        =======


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                   Six months ended
                                                                        June 30,

                                                                     2001        2000
                                                                    ------      ------
Cash Flows From Operating Activities
Net income (loss)                                                  $  (292)     $  456
Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
    Depreciation, amortization, and decommissioning                    439         345
    Deferred income taxes and tax credit-net                            12         170
    Price risk management assets and liabilities, net                  (38)          -
    Other deferred charges and noncurrent liabilities                 (272)       (303)
    Net effect of changes in operating assets and liabilities:
       Short-term investments                                       (1,842)         (6)
       Accounts receivable                                             619         (46)
       Income tax receivable                                         1,120           -
       Inventories                                                    (108)         15
       Accounts payable                                                606         399
       Accrued taxes                                                     -          99
       Regulatory balancing accounts, net                              332         190
       Other working capital                                           (99)        (16)
    Other-net                                                          366          (5)
                                                                   -------      ------

Net cash provided by operating activities                              843       1,298
                                                                   -------      ------

Cash Flows From Investing Activities
Capital expenditures                                                  (575)       (572)
Other-net                                                               34         (16)
                                                                   -------      ------

Net cash used by investing activities                                 (541)       (588)
                                                                   -------      ------

Cash Flows From Financing Activities
Net borrowings (repayments) under credit facilities                    (28)         31
Long-term debt matured, redeemed, or repurchased                      (252)       (216)
Common stock repurchased                                                 -        (275)
Dividends paid                                                           -        (250)
Other-net                                                               (1)          4
                                                                   -------      ------

Net cash used by financing activities                                 (281)       (706)
                                                                   -------      ------

Net Change in Cash and Cash Equivalents                                 21           4
Cash and Cash Equivalents at January 1                                 111          80
                                                                   -------      ------

Cash and Cash Equivalents at June 30                               $   132      $   84
                                                                   =======      ======


Supplemental disclosures of cash flow information
Cash paid for:
       Interest (net of amounts capitalized)                       $   265      $  261
       Income taxes paid (refunded) - net                           (1,120)          -
    Transfer of liabilities and other payables subject to
       compromise from operating payables and liabilities           11,148           -


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

                                                                              Three months          Six months
                                                                             ended June 30,       ended June 30,
                                                                             --------------       --------------

                                                                            2001        2000       2001       2000
                                                                            ----        ----       ----       ----
(in millions)
Net Income (Loss)                                                           $ 750       $ 248     $ (201)    $ 528
                                                                            -----       -----     ------     -----

Weighted average common shares outstanding                                    363         361        363       361
Add:  Outstanding options reduced by the number of shares
      that could be repurchased with the proceeds from such
      purchase                                                                  -           1          -         1
                                                                               --          --         --        --

Shares outstanding for diluted calculation                                    363         362        363       362
                                                                              ---         ---        ---       ---

Earnings (Loss) per common share, basic                                     $2.07       $0.69     $(0.55)    $1.46

Earnings (Loss) per common share, dilutive                                  $2.07       $0.68     $(0.55)    $1.45

The diluted share base for 2001 excludes incremental shares of 285 million related to employee stock options. These shares are excluded due to the anti-dilutive effect as a result of the net loss. PG&E Corporation reflects the preferred dividends of subsidiaries as other expense for computation of both basic and diluted earnings per share.

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

On July 23, 2001, the DWR filed information concerning its revenue requirements with the CPUC. The DWR stated that it seeks to collect $13.072 billion from electric customers for the period January 17, 2001 through December 2002. Of this amount, the

DWR seeks to collect approximately $5.2 billion from the Utility's customers. The Utility is required currently to pay the DWR approximately $0.10 per kWh for each kWh provided by the DWR, including all of the 3.0cent surcharge approved by the CPUC in March 2001. The DWR's filing indicated that the average cost it is seeking from California utility customers is 10.8 cents per kWh for 2001 and
13.7 cents per kWh in 2002. On July 24, 2001, the Utility requested that the DWR hold a public hearing on its revised revenue requirement because the DWR's filing lacked sufficient detail to determine the impact its revenue requirements may have on ratepayers and the Utility.

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

Certain claims against the Utility in existence prior to the filing of the petition for relief are stayed while the Utility continues business operations as a debtor-in-possession. These claims are reflected in the June 30, 2001, balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from (1) negotiations; (2) rejection of executory contracts, including leases; (3) actions by the Bankruptcy Court; (4) further developments with respect to disputed claims; (5) proofs of claim; or (6) other events. Payment terms for these amounts will be established through the bankruptcy proceedings. Claims secured against the Utility's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on substantially all of the Utility's assets and by pledged accounts receivable from gas customers. The Bankruptcy Court has approved making the regular interest payments on the Utility's secured debt.

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

In July 2001, the Bankruptcy Court granted a motion that the Utility had filed requesting that the court extend until December 6, 2001, the period during which the Utility has the exclusive right to file a plan of reorganization in its Chapter 11 case. Under the normal timeline, the exclusivity period would have ended on August 6, 2001, 120 days after the Utility's April 6, 2001, Chapter 11 filing. The Utility filed for an extension of the exclusivity period in the event that additional time is needed to continue discussions with creditors and to develop and file a comprehensive and feasible plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Utility's shareholders may be substantially altered by any plan of reorganization confirmed by the Bankruptcy Court. Although it is the Utility's intent to pay all valid claims, pre- petition creditors may receive, under a plan, less than 100% of the face value of their claims, and the interests of the Utility's equity security holders may be affected. A plan of reorganization could materially change the amounts and classification reported in the consolidated financial statements.

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

                                                          Three months ended       Six months ended
                                                             June 30, 2001           June 30, 2001
                                                             -------------           -------------
                                                          PG&E                    PG&E
(in millions)                                         Corporation     Utility  Corporation    Utility
                                                      -----------     -------  -----------    -------
Beginning derivative gains (losses) included in
 accumulated other comprehensive income (loss)
                                                        $(315)        $(52)      $(243)        $ 90

Net gain (loss) of current period
   hedging transactions                                   178           (8)        149           (7)
Net gain (loss) reclassified to
   earnings                                                31           19         (12)        (124)
                                                           --           --        ----         -----

Ending derivative gains (losses)
   included in accumulated other
   comprehensive income (loss)                           (106)         (41)       (106)         (41)
Foreign currency translation
   adjustment                                              (3)          (1)         (3)          (1)
                                                           ---          ---        ---           ---

Ending accumulated other comprehensive
   income (loss) at June 30, 2001                       $(109)        $(42)      $(109)        $(42)
                                                        ======        =====      ======        =====


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

NOTE 5: UTILITY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY UTILITY SUBORDINATED DEBENTURES

The Utility, through its wholly owned subsidiary, PG&E Capital I (Trust), has outstanding 12 million shares of 7.90% Cumulative Quarterly Income Preferred Securities (QUIPS), with an aggregate liquidation value of $300 million. Concurrent with the issuance of the QUIPS, the Trust issued to the Utility 371,135 shares of common securities with an aggregate liquidation value of $9 million. The Trust in turn used the net proceeds from the QUIPS offering and issuance of the common stock securities to purchase subordinated debentures issued by the Utility with a face value of $309 million, due 2025. These subordinated debentures are the only assets of the Trust. Proceeds from the sale of the subordinated debentures were used to redeem and repurchase higher- cost preferred stock.

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

Federal Securities Lawsuit

A complaint, Gillam, et al v. PG&E Corporation and Pacific Gas and Electric Company, et al, is pending in the U.S. District Court for the Northern District of California. The complaint alleges that PG&E Corporation and the Utility violated federal securities laws, generally accepted accounting principles, and other regulations or accounting rules, by issuing allegedly false and misleading financial statements in the second and third quarters of 2000, reporting net income of $753 million for the nine-month period ending September 30, 2000, instead of an alleged net loss for that period of up to $2.1 billion. According to the complaint, defendants failed to properly account in the second and third quarters of 2000 for alleged under-collected power purchase costs and PG&E Corporation announced in March 2001 that it intended to take a $4.1 billion write-off. Plaintiff purports to bring the action individually and on behalf of a class of individuals who purchased PG&E Corporation's common stock during the period from June 1, 2000, to March 31, 2001, claiming that the alleged misrepresentations caused them to pay inflated prices for the stock. Plaintiff seeks damages in excess of $2.4 billion, punitive damages, interest, injunctive relief, and attorneys' fees.

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

                                                            PG&E
                                                         Corporation
                                                         and Utility
                                                         -----------
              (in millions)
              Beginning balance, January 1, 2001            $185
              Provisions for liabilities                       4
              Payments                                        (2)
              Adjustments                                     (3)
                                                            ----
              Ending balance, June 30, 2001                 $184
                                                            ====


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

Segment information for the three and six months ended June 30, 2001, and 2000 was as follows:

                                                                  PG&E National Energy Group
                                                                                                       PG&E
                                                              Integrated  Interstate                Corporation
                                                              Energy and   Pipeline       NEG         & other
(in millions)                            Utility   Total NEG   Marketing  Operations  Eliminations Eliminations (2)   Total
                                         -------   ---------   ---------  ----------  ------------ ----------------   -----
Three months ended June 30, 2001
Operating revenues                       $ 2,305   $2,705     $ 2,637     $   55          $ 13         $   -         $ 5,010
Intersegment revenues (1)                      4       48          39          9             -           (52)              -
                                               -       --          --          -             -            --               -

Total operating revenues                   2,309    2,753       2,676         64            13           (52)          5,010

Net Income (Loss)                            696       71          53         19            (1)          (17)            750

Three months ended June 30, 2000(4)
Operating revenues                         2,293    3,344       3,085        267            (8)            -           5,637
Intersegment revenues(1)                       3       17           4         13             -           (20)              -
                                               -       --           -         --             -            --               -

Total operating revenues                   2,296    3,361       3,089        280            (8)          (20)          5,637

Net income                                   216       32          18         13             1             -             248

Six months ended June 30, 2001
Operating revenues                         4,865    6,818       6,703        111             4             -          11,683
Intersegment revenues (1)                      6      141         123         18             -          (147)              -
                                               -      ---         ---         --             -           ---               -

Total operating revenues                   4,871    6,959       6,826        129             4          (147)         11,683

Net Income (Loss)                           (304)     125          88         38            (1)          (22)           (201)

Total assets at June 30, 2001(3)          23,216   12,990      11,343      1,172           475           223          36,429

Six months ended June 30, 2000(4)
Operating revenues                         4,507    6,132       5,594        537             1             -          10,639
Intersegment revenues (1)                      7       55          30         25             -           (62)              -
                                               -       --          --         --             -            --               -

Total operating revenues                   4,514    6,187       5,624        562             1           (62)         10,639

Net Income (Loss)                            444       84          56         27             1             -             528
Total assets at June 30, 2000(3)         $22,124   $9,685     $ 7,290     $2,080          $315         $(143)        $31,666


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

NOTE 8:  LONG-TERM DEBT

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

NOTE 9: REVISION FOOTNOTE

Subsequent to the issuance of PG&E Corporation's December 31, 2000, March 31, 2001, and June 30, 2001 Consolidated Financial Statements, management determined that the assets and liabilities relating to certain leases should have been consolidated. The facilities associated with the leases were under construction during 1999, 2000, and 2001. A summary of the significant effects of the revisions to the Condensed Statements of Consolidated Operations, Condensed Consolidated Balance Sheets, and Condensed Statements of Consolidated Cash Flows are as follows:

                                                                 As                            As
                                                             Previously        As          Previously         As
                                                              Reported       Revised         Reported       Revised
                                                            ---------------------------------------------------------
                                                                          Three months ended June 30,
                                                            ---------------------------------------------------------
                                                                           2001                         2000
                                                            ---------------------------------------------------------
Condensed Statements of Consolidated Operations:
Total Operating Revenues                                          $ 5,013       $ 5,010        $ 5,638       $ 5,637
Total Operating Expenses                                            3,566         3,563          5,016         5,015

                                                                                Six months ended June 30,
                                                            ---------------------------------------------------------
                                                                           2001                         2000
                                                            ---------------------------------------------------------
Total Operating Revenues                                          $11,688       $11,683        $10,646       $10,639
Total Operating Expenses                                           11,581        11,576          9,348         9,341

                                                                                     Balance at
                                                            ---------------------------------------------------------
Condensed Consolidated Balance Sheets:                                 June 30, 2001              December 31, 2000
                                                            ---------------------------------------------------------
Cash and cash equivalents                                         $   683       $   726          $ 899       $   925
Net accounts receivable - customers                                 2,894         2,895          4,342         4,340
Property, plant and equipment - Construction
       work-in- progress                                              617         1,606            900         1,605
Other noncurrent Assets                                             3,202         3,202          2,398         2,530
Total Assets                                                       35,396        36,429         35,291        36,152

Accounts Payable - Trade                                            1,198         1,273          5,856         5,896
Other current liabilities                                             813           820          1,563         1,570
Long-term debt                                                      6,398         7,349          4,736         5,550

                                                                                Six months ended June 30,
                                                            ---------------------------------------------------------
Condensed Statements of Consolidated Cash Flows:                           2001                          2000
                                                            ---------------------------------------------------------
Accounts receivable - trade                                       $ 1,448       $ 1,445        $  (505)      $  (505)
Accounts payable                                                      586           621            594           649
Capital Expenditures                                                 (818)       (1,102)          (670)         (974)
Other-net, cash flow from investing activities                       (247)         (115)           (10)          (10)
Long-term debt issued                                               2,138         2,275             54           316
Cash and cash equivalents at June 30                                  683           726            307           323

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

Subsequent to the issuance of the PG&E Corporation's 2000 and 1999 Consolidated Financial Statements and unaudited report for the quarterly period ended June 30, 2001, management determined that the assets and liabilities relating to certain leases should have been consolidated. The facilities associated with the leases were under construction during 2001 (see Note 9).

This combined Quarterly Report on Form 10-Q/A, including this MD&A, contains forward looking statements about the future that are necessarily subject to various risk and uncertainties. In addition, PG&E Corporation expects that its net income from operations for 2001 will be in the range of $2.70-$2.75 per share. Earnings from operations exclude items impacting comparability and should not be considered an alternative to net income or an indicator of a Company's operating performance. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. Actual results could differ materially from those contemplated by the forward looking statements.

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

PG&E Corporation Consolidated

Net cash provided by PG&E Corporation's operating activities totaled $729 million and $1,732 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $1,003 million between 2001 and 2000 is attributable to the California energy crisis previously discussed.

Cash Flows from Investing Activities

Cash used in investing activities was $1,217 million during the six months ended June 30, 2001, compared with $984 million used during the same period for 2000. In 2001, the primary use of cash for investing activities was $1,102 million for additions to property, plant, and equipment, compared with $974 million used for similar purposes in 2000.

Cash Flows from Financing Activities

Cash generated through financing activities for the six month ended June 30, 2001, was $289 million compared with $707 million used for the same period in 2000. A loan in 2001 netted $906 million in proceeds which together with cash on hand and from operating activities, were used to repay defaulted commercial paper and other loans and the $109 million in dividends. The $707 million used in 2000 resulted from reduced borrowings of $482 million and a dividend payments of $217 million.

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

Cash Flows from Operating Activities

During the six months ended June 30, 2001, PG&E NEG generated net cash of $51 million in operating activities. Net cash from operating activities before changes in other working capital accounts was $39 million, primarily driven by net income. Net cash inflow related to certain other working capital accounts was $37 million, driven primarily deliveries of previously held forward positions in trading offset by an increase in margin deposits related to PG&E NEG's trading activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2001, PG&E NEG used net cash of $675 million in investing activities. PG&E NEG's cash outflows from investing activities were primarily attributable to capital expenditures on generating projects in construction, turbine prepayments, and advanced development.

Cash Flows from Financing Activities

Net cash generated by financing activities was $704 million for the six months ended June 30, 2001 principally from the net proceeds related to the senior notes.

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


                           PG&E National Energy Group

                                                                                                           PG&E
                                                                  Integrated  Interstate              Corporation
                                                                  Energy and   Pipeline     NEG         & Other
(in millions)                                 Utility Total NEG   Marketing   Operations Eliminations Elimination(1)     Total
                                              ------- ---------   ---------   ---------- ---------------------------     -----
Three months ended June 30, 2001
Operating revenues                             $2,309    $2,753      $2,676          $64      $13           $(52)      $ 5,010
Operating expenses                                973     2,628       2,595           25        8            (38)        3,563
Operating income                                                                                                         1,447
Reorganization interest income                                                                                              32
Interest income                                                                                                             42
Interest expense                                                                                                          (312)
Other income (expenses), net                                                                                                 4
Income taxes                                                                                                               463
Net income                                                                                                                 750

Net cash provided by operating activities                                                                                   54
Net cash used by investing activities                                                                                     (532)
Net cash provided by financing activities                                                                                  522

EBITDA (2)                                      1,550       163         108           49        6             (3)        1,710

Three months ended June 30, 2000(3)
Operating revenues                              2,296     3,361       3,089          280       (8)           (20)        5,637
Operating expenses                              1,744     3,279       3,059          229       (9)            (8)        5,015
Operating income                                                                                                           622
Interest income                                                                                                             26
Interest expense                                                                                                          (182)
Other income (expenses), net                                                                                               (14)
Income taxes                                                                                                               204
Net income                                                                                                                 248

Net cash provided by operating activities                                                                                  643
Net cash used by investing activities                                                                                     (615)
Net cash provided by financing activities                                                                                   28

EBITDA (2)                                        602       111          52           58        1            (36)          677

Six months ended June 30, 2001
Operating revenues                              4,871     6,959       6,826          129        4           (147)       11,683
Operating expenses                              4,955     6,749       6,692           50        7           (128)       11,576
Operating income                                                                                                           107
Reorganization interest income                                                                                              32
Interest income                                                                                                             77
Interest expense                                                                                                          (559)
Other income (expenses), net                                                                                                (5)
Income taxes                                                                                                              (147)
Net income                                                                                                                (201)

Net cash provided by operating activities                                                                                  729
Net cash used by investing activities                                                                                   (1,217)
Net cash provided by financing activities                                                                                  289

EBITDA (2)                                        337       291         192           99        -            (12)          616

Six months ended June 30, 2000(3)
Operating revenues                              4,514     6,187       5,624          562        1            (62)       10,639
Operating expenses                              3,392     5,995       5,534          460        1            (46)        9,341
Operating income                                                                                                         1,298
Interest income                                                                                                             50
Interest expense                                                                                                          (365)
Other income (expenses), net                                                                                               (23)
Income taxes                                                                                                               432
Net income                                                                                                                 528

Net cash provided by operating activities                                                                                1,732
Net cash used by investing activities                                                                                     (984)
Net cash used by financing activities                                                                                     (707)

EBITDA (2)                                     $1,472      $253        $137         $116      $ -           $(34)      $ 1,691

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

Operating Expenses

The table below summarizes the changes in the Utility's operating expenses:

                                                              Three months
                                                              ended June 30

                                                                                             Percentage
                                                                                Increase     Increase
(in millions)                                               2001       2000     (Decrease)   (Decrease)
                                                            ----       ----     ----------   ----------
Cost of electric energy                                      $(362)    $  975    $(1,337)      (137)%
Cost of gas                                                    429        182        247        136 %
Operating and maintenance                                      676        543        133         24 %
Depreciation, amortization, and decommissioning                222         44        178        405 %
Reorganization professional fees and expenses                    8          -          8          -
                                                             -----     ------    -------      -----

Total operating expenses                                     $ 973     $1,744    $  (771)       (44)%
                                                             =====     ======    =======      =====


                                                               Six months       Increase     Increase
                                                              ended June 30     (Decrease)   (Decrease)
                                                              -------------     ----------   ----------
                                                            2001       2000
                                                            ----       ----
Cost of electric energy                                      $1,955    $1,488   $    467         31 %
Cost of gas                                                   1,345       465        880        189 %
Operating and maintenance                                     1,208     1,094        114         10 %
Depreciation, amortization, and decommissioning                 439       345         94         27 %
Reorganization professional fees and expenses                     8         -          8          -
                                                             ------    ------     ------      -----
Total operating expenses                                     $4,955    $3,392     $1,563         46%
                                                             ======    ======     ======      =====

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

Depreciation, amortization, and decommissioning increased by $178 million in the three-month period, and $94 million in the six-month period ending June 30, 2001 compared to the same periods in 2000. These increases are due to the elimination of regulatory asset deferrals for generation-related transition costs in 2001. In 2000, when generation-related regulatory assets were amortized to depreciation, amortization and decommissioning expense and when purchased power costs were under-collected, the Utility would defer the under- collections by reducing depreciation, amortization and decommissioning expense. Since the Utility wrote off its generation-related regulatory assets and under- collected purchased power costs in 2000 and continues to expense as incurred its under-collected purchased power costs in 2001, no such deferral and reduction to depreciation, amortization, and decommissioning expense occurs in 2001.

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

Operating Revenues

Operating revenues were $2.8 billion in the three months ended June 30, 2001, a decrease of $.6 billion, or 18%, from the three months ended June 30, 2000.

Operating revenues for PG&E Energy decreased by $.4 billion, or 13% primarily as the result of decreased commodity sales and a decline in the market value of long-term gas transportation contracts. Operating revenues for PG&E Pipeline decreased by $216 million. Short-term firm revenues earned by PG&E Pipeline operations increased, resulting from higher usage and higher negotiated rates. However, these increases were offset by the completion of the sale of PG&E GTT in late 2000, which had revenues of $224 million for the three months ended June 30, 2000.

Operating revenues were $7.0 billion in the six months ended June 30, 2001, an increase of $.8 billion, or 12%, from the six months ended June 30, 2000. Operating revenues for PG&E Energy increased by $1.2 billion as a result of increases in the price of power and gas, and a focus of trading efforts on asset management and higher-margin trades. These increases were partially offset by decreases in commodity sales and declines in the market value of long-term gas transportation contracts during the second quarter. Operating revenues for PG&E Pipeline decreased by $433 million. Short-term firm revenues earned by pipeline increased, resulting from higher usage and higher negotiated rates. These increases were offset by the completion of the sale of PG&E GTT in late 2000, which had revenues of $449 million for the six months ended June 30, 2000.

Operating Expenses

Operating expenses were $2.6 billion in the three months ended June 30, 2001, a decrease of $.7 billion, or 20%, from the three months ended June 30, 2000. The decrease primarily resulted from the lower quantity of PG&E Energy commodity sales, overall reduced operational costs at our facilities, and the reduction of costs associated with the sale of PG&E GTT in late 2000 from PG&E Pipeline segment.

Operating expenses were $6.7 billion in the six months ended June 30, 2001, an increase of $.8 billion, or 13%, from the six months ended June 30, 2000. The increase primarily resulted from higher costs of commodities and fuel in the PG&E Energy segment, partially offset by overall reduced operational costs at PG&E NEG facilities, and the reduction of costs as a result of the sale of PG&E GTT in late 2000.

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

Further, during July 2001, the Utility reached agreements with 131 of the Utility's QF suppliers, representing about 1,600 MW of the average annual 2,400 MW that the Utility receives from its QFs. Under the agreements, the Utility will assume the existing QF contracts, as modified to require the Utility to pay the QFs a fixed average energy price of 5.37 cents per kWh for five years. Currently, the contracts require the Utility to pay the QFs a price that fluctuates with natural gas prices. In addition, the Utility has agreed to pay the pre-petition debt on these 131 contracts, approximately $740 million, on the effective date of the plan of reorganization. The total amount of debt the Utility owed to QFs when it filed bankruptcy was approximately $1 billion. For certain QFs, if the effective date has not occurred by July 15, 2003, the Utility has agreed to pay 2% of the principal amount of the pre-petition debt per month until the effective date of the plan of reorganization or until July 15, 2005, when the Utility would pay the remaining pre-petition debt. The agreements require the approval of the Bankruptcy Court before they can become effective. Most of the agreements have already been approved and the Utility has filed or will file motions asking the Bankruptcy Court to approve the remaining agreements. The proposed agreements contain modifications approved by the CPUC in a decision issued on June 13, 2001, whereby certain QFs under Standard Offer contracts with the Utility who establish hardship may request that their contracts be modified to replace the energy pricing term with a one- year energy price that establishes the Utility's full short-run avoided operating costs as the lesser of (a) the energy price determined under the short-run avoided energy price formula previously adopted by the CPUC for the Utility, as in effect on March 1, 2001, or (b) the energy price determined under the short-run avoided energy price formula previously adopted by the CPUC for the Utility, as in effect on March 1, 2001, but with the QFs' actual California border gas costs substituted for the Malin and Topock gas index prices otherwise used in such formula.

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

Item 4.  Submission of Matters to a Vote of Security Holders

PG&E Corporation:

On May 16, 2001, PG&E Corporation held its annual meeting of shareholders. At that meeting, the shareholders voted as indicated below on the following matters:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified (included as Item 1 in proxy statement):

                                                                                For                      Withheld
                                                                                ---                      --------
              David R. Andrews                                                 258,499,976                17,939,124
              David A. Coulter                                                 261,767,229                14,671,871
              C. Lee Cox                                                       261,954,208                14,484,892
              William S. Davila                                                261,901,022                14,538,078
              Robert D. Glynn, Jr.                                             261,618,101                14,820,999
              David M. Lawrence, MD                                            261,873,600                14,565,500
              Mary S. Metz                                                     261,742,063                14,697,037
              Carl E. Reichardt                                                261,752,099                14,687,001
              Barry Lawson Williams                                            261,728,932                14,710,168

2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2001 (included as Item 2 in proxy statement):

              For:                                                             266,161,911
              Against:                                                           7,186,368
              Abstain:                                                           3,090,821

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

     This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non- votes) with respect to the proposal.

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

     This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non- votes) with respect to the proposal.

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

     This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non- votes) with respect to the proposal.

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

     This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non- votes) with respect to the proposal.

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

     This shareholder proposal was approved as the number of shares voting affirmatively on the proposal constituted more than a majority of the shares represented and voting (including abstentions but excluding broker non- votes) with respect to the proposal, and the affirmative votes constituted a majority of the required quorum.

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

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

                                                     For               Withheld
                                                     ---               --------

              David R. Andrews                   338,304,620             637,790
              David A. Coulter                   338,321,293             621,117
              C. Lee Cox                         338,324,918             617,492
              William S. Davila                  338,331,671             610,739
              Robert D. Glynn, Jr.               337,063,120           1,879,290
              David M. Lawrence, MD              338,330,527             611,883
              Mary S. Metz                       338,327,998             614,412
              Carl E. Reichardt                  338,328,014             614,396
              Gordon R. Smith                    337,063,937           1,878,473
              Barry Lawson Williams              338,324,783             617,627

2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2001:

              For:                               338,679,391
              Against:                               111,360
              Abstain:                               151,659

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 10 PG&E Corporation Long-Term Incentive Program, as amended effective May 16, 2001 (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.)

Exhibit 11 Computation of Earnings Per Common Shares (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 11.)

Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, Exhibit 12.1.)

Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 12.2.)

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

                              PG&E CORPORATION

                              By  /s/ CHRISTOPHER P. JOHNS
                                  -----------------------------------------
                                  CHRISTOPHER P. JOHNS
                                  Senior Vice President and Controller
                                  (duly authorized officer and principal
                                  accounting officer)




                              PACIFIC GAS AND ELECTRIC COMPANY

                              By  /s/ KENT M. HARVEY
                                  ------------------------------------------
                                  KENT M. HARVEY
                                  Senior Vice President, Chief Financial
                                  Officer, and Treasurer (duly authorized
                                  officer and principal financial officer)

Dated:   March 5, 2002

                                  Exhibit Index

     Exhibit No.       Description of Exhibit
     -----------       ----------------------

Exhibit 10 PG&E Corporation Long-Term Incentive Program, as amended effective May 16, 2001 (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.)

Exhibit 11 Computation of Earnings Per Common Shares (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 11.)

Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, Exhibit 12.1.)

Exhibit 12.2 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference from PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 12.2.)