Form 10-Q/A
period 2002-03-31
PG&E CORP
filed 2002-06-13
CIK 1004980

(Mark One)
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q/A Amendment No. 1 to
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number _______________	Exact Name of Registrant as specified in its charter _______________	State or other Jurisdiction of Incorporation ______________	IRS Employer Identification Number ___________

1-12609	PG&E Corporation	California	94-3234914
1-2348
Pacific Gas and Electric Company
		California	94-0742640

Pacific Gas and Electric Company 77 Beale Street P.O. Box 770000 San Francisco, California 94177 ________________________________________		PG&E Corporation One Market, Spear Tower Suite 2400 San Francisco, California 94105 ______________________________________
(Address of principal executive offices)			(Zip Code)

Pacific Gas and Electric Company (415) 973-7000 ________________________________________		PG&E Corporation (415) 267-7000 ______________________________________
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

Yes x		No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

Common Stock Outstanding, April 26, 2002:
PG&E Corporation		389,405,450 shares
Pacific Gas and Electric Company		Wholly-owned by PG&E Corporation

INTRODUCTORY NOTE

                    This Amendment No. 1 to the the Quarterly Report on Form 10-Q filed by PG&E Corporation and Pacific Gas and Electric Company (Utility) for the quarter ended March 31, 2002,  amends and restates in its entirety Part II, Item 4 (Submission of Matters to a Vote of Security Holders) to report the number of broker non-votes cast on  five  management proposals submitted to Utility shareholders for approval at the 2002 joint annual meeting of shareholders of PG&E Corporation and the Utility held on April 17, 2002.  The broker non-votes were omitted from the original report.    The inclusion of the broker non-votes does not affect whether these management proposals (identified as items five through nine in the joint proxy statement) were approved by the Utility’s shareholders.  Each of the five proposals requested approval of amendments to the Utility’s articles of incorporation, and therefore required approval from a majority of the Utility’s  outstanding voting stock.  The number of affirmative votes required to approve the proposals was fixed as of the record date, and the results are unaffected by the number of votes cast against the proposals, abstentions, or broker non-votes.

                    Although the full text of Part II, Item 4 is contained herein, this Amendment No. 1 does not update information for any of the matters submitted for vote to PG&E Corporation’s shareholders or any other matters submitted for vote to the Utility’s  shareholders.  This Amendment No. 1 also does not update any other disclosures to reflect developments since the original date of filing.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

PG&E Corporation:

On April 17, 2002, PG&E Corporation held its annual meeting of shareholders.  At that meeting, the shareholders voted as indicated below on the following matters:

1.  Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified (included as Item 1 in proxy statement):

	For	Withheld
	---------------	-------------
David R. Andrews	248,913,345	8,039,086
David A. Coulter	250,099,590	6,852,841
C. Lee Cox	248,955,573	7,996,858
William S. Davila	249,049,141	7,903,290
Robert D. Glynn, Jr.	250,437,192	6,515,239
David M. Lawrence, MD	250,383,063	6,569,368
Mary S. Metz	249,010,480	7,941,951
Carl E. Reichardt	250,443,456	6,508,975
Barry Lawson Williams	248,991,827	7,960,604

2.  Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2002 (included as Item 2 in proxy statement):

For:	238,798,417
Against:	15,350,850
Abstain:	2,803,164

The proposal was approved by a majority of the shares represented and voting (including abstentions) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

3.  Management proposal regarding a proposed amendment to PG&E Corporation's Articles of Incorporation to implement enhancement of simple majority voting (included as Item 3 in proxy statement):

For:	191,591,222
Against:	15,982,892
Abstain:	3,506,688
Broker non-vote (1):	45,871,629

The proposal was approved by a majority of the outstanding shares.

4.  Management proposal regarding proposed amendment to PG&E Corporation's Articles of Incorporation and Bylaws to reduce the authorized range of directors and delete from the Bylaws the provision that restates the authorized range of directors as set forth in the Articles of Incorporation (included as Item 4 in proxy statement):

For:	247,259,121
Against:	5,835,720
Abstain:	3,857,590
Broker non-vote (1):	0

The proposal was approved by a majority of the outstanding shares.

5.  Consideration of a shareholder proposal regarding independent directors (included as Item 10 in proxy statement):

For:	63,085,072
Against:	140,397,397
Abstain:	7,598,333
Broker non-vote (1):	45,871,629

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting  (including abstentions but excluding broker non-votes) with respect to the proposal.

6.  Consideration of a shareholder proposal regarding poison pills (Shareholder Rights Plan) (included as Item 11 in proxy statement):

For:	136,698,687
Against:	68,676,772
Abstain:	5,705,343
Broker non-vote (1):	45,871,629

This shareholder proposal was approved, as the number of shares voting affirmatively on the proposal constituted more than a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal, and the affirmative votes also constituted a majority of the required quorum.

7.  Consideration of a shareholder proposal regarding auditor services (included as Item 12 in proxy statement):

For:	87,640,402
Against:	100,707,579
Abstain:	22,732,821
Broker non-vote (1):	45,871,629

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal.

8.  Consideration of a shareholder proposal regarding the Board of Directors' role (included as Item 13 in proxy statement):

For:	28,820,978
Against:	174,507,038
Abstain:	7,752,786
Broker non-vote (1):	45,871,629

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal.

9.  Consideration of a shareholder proposal regarding radioactive wastes (included as Item 14 in proxy statement):

For:	16,579,938
Against:	181,347,004
Abstain:	13,153,860
Broker non-vote (1):	45,871,629

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal.

10. Consideration of a shareholder proposal regarding confidential voting (included as Item 15 in proxy statement):

For:	62,374,367
Against:	141,389,907
Abstain:	7,316,528
Broker non-vote (1):	45,871,629

This shareholder proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal.

11.  Consideration of a shareholder floor proposal introduced at the annual meeting regarding annual disclosure of philanthropic links between the company and its directors was duly and properly conducted by ballot.

For:	17,922
Against:	159,866
Abstain:	0
Broker non-vote (1):	0

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

Pacific Gas and Electric Company:

On April 17, 2002, Pacific Gas and Electric Company held its annual meeting of shareholders.  Shares of capital stock of Pacific Gas and Electric Company consist of shares of common stock and shares of first preferred stock. As PG&E Corporation and a subsidiary own all of the outstanding shares of common stock, they hold approximately 95% of the combined voting power of the outstanding capital stock of Pacific Gas and Electric Company.  PG&E Corporation and the subsidiary voted all of their respective shares of common stock for the nominees named in the 2002 joint proxy statement, for the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2002, and for the five management proposals to amend Pacific Gas and Electric Company's Articles of Incorporation and Bylaws. The balance of the votes shown below were cast by holders of shares of first preferred stock. At the annual meeting, the shareholders voted as indicated below on the following matters:

1.  Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified (included as Item 1 in proxy statement):

	For	Withheld
	---------------	------------
David R. Andrews	339,609,614	302,968
David A. Coulter	339,614,326	298,256
C. Lee Cox	339,624,319	288,263
William S. Davila	339,623,099	289,483
Robert D. Glynn, Jr.	339,616,628	295,954
David M. Lawrence, MD	339,626,295	286,287
Mary S. Metz	339,617,986	294,596
Carl E. Reichardt	339,618,016	294,566
Gordon R. Smith	339,625,832	286,750
Barry Lawson Williams	339,624,009	288,573

2.  Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2002 (included as Item 2 in proxy statement):

For:	339,659,728
Against:	122,714
Abstain:	130,140

The proposal was approved by a majority of the shares represented and voting (including abstentions) which shares voting affirmatively also constituted a majority of the required quorum.

3.  Management proposal regarding a proposed amendment to Pacific Gas and Electric Company's Articles of Incorporation to establish a classified board of directors (included as Item 5 in proxy statement):

For:	330,963,622
Against:	2,068,545
Abstain:	268,670
Broker non-vote (2):	6,611,745

The proposal was approved by a majority of the outstanding shares.

4.  Management proposal regarding proposed amendments to Pacific Gas and Electric Company's Articles of Incorporation and Bylaws to reduce the authorized range of directors and transfer the provision that establishes the authorized range of directors from the Bylaws to the Articles of Incorporation (included as Item 6 in proxy statement):

For:	332,684,409
Against:	248,428
Abstain:	368,000
Broker non-vote(2):	6,611,745

The proposal was approved by a majority of the outstanding shares.

5.  Management proposal regarding a proposed amendment to Pacific Gas and Electric Company's Articles of Incorporation and Bylaws to transfer the provision that prohibits cumulative voting in the election of directors from the Bylaws to the Articles of Incorporation (included as Item 7 in proxy statement):

For:	331,504,332
Against:	1,416,314
Abstain:	380,191
Broker non-vote(2):	6,611,745

The proposal was approved by a majority of the outstanding shares.

6.  Management Proposal regarding a proposed amendment to Pacific Gas and Electric Company's Articles of Incorporation to include constituency provision (included as item 8 in proxy statement):

For:	331,403,941
Against:	1,408,975
Abstain:	487,821
Broker non-vote(2):	6,611,745

The proposal was approved by a majority of the outstanding shares.

7.  Management proposal regarding a proposed amendment to Pacific Gas and Electric Company's Articles of Incorporation to require that shareholder action be taken at an annual or special meeting (included as item 9 in proxy statement):

For:	331,517,507
Against:	1,439,990
Abstain:	343,340
Broker non-vote(2):	6,611,745

The proposal was approved by a majority of the outstanding shares.

(2) A non-vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one    or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not    have discretionary voting power as to such proposals and has not received voting instructions from the beneficial    owner as to such proposals.

SIGNATURE

Pursuant to the requirements of the Securities Exchange act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION PACIFIC GAS AND ELECTRIC COMPANY

BY: LINDA Y.H. CHENG
LINDA Y.H. CHENG
LINDA Y.H. CHENG
Corporate Secretary
(duly authorized officer)

Dated:   June 13, 2002