Form 10-Q/A
period 2002-06-30
PG&E CORP
filed 2002-08-02
CIK 1004980

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

INTRODUCTORY NOTE

Subsequent to the issuance of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, PG&E Corporation discovered a mathematical error in the compilation of a table in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources - Liquidity Resources. The error results in a change in the amounts included in the rows titled "Operating and debt service cost" and "Capital requirements for current construction program", and the resultant subtotals and totals. This Amendment No. 1 to PG&E Corporation's and Pacific Gas and Electric Company's joint Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002, contains a revised table to reflect the correction of the mathematical error. To reflect the change, this Amendment No. 1 hereby amends Part I. Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources - Liquidity Resources of the original filing. Although the full text of the amended Form 10-Q is contained herein, this Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

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

This Quarterly Report on Form 10-Q/A is a combined report of PG&E Corporation and the Utility. It includes separate Consolidated Financial Statements for each entity. The Consolidated Financial Statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, and PG&E Corporation's wholly owned and controlled subsidiaries. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included herein. Further, this combined Quarterly Report on Form 10-Q/A should be read in conjunction with PG&E Corporation's and the Utility's Consolidated Financial Statements and Notes to the Consolidated Financial Statements incorporated by reference in their combined 2001 Annual Report on Form 10-K.

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
Potential sources of cash
	Cash on hand, July 31, 2002	$728
	Estimated operating cash flow (1)	500
	Financings
	Available capacity under two-year $500 million revolver	310
	Available capacity under one-year $750 million revolver to be renewed August 22, 2002(2)	319
	Available capacity under USGenNE $100 million credit facility	22
	Available capacity under PG&E GTN $125 million facility (3)	125
	Available capacity under other facilities with $120 million capacity	20
	Facility financing on GenHoldings I for construction costs(4)	266
	Refinancing of Lake Road/La Paloma required by March 31, 2003	609
	Other non-recourse financings in progress (5)	125
	Other sources of cash	65
		-----------
	Total potential sources of cash	3,089
		-----------
Potential uses of cash
	Operating and debt service cost	314
	Capital requirements for current construction program	974
	Payment for equipment termination and repayment of equipment revolver	126
	Potential collateral requirements for asset business (6)	76
	Maximum cash collateral requirements on trading (7)	323
	Lake Road/La Paloma loan maturity	609
		-----------
Total potential uses of cash		2,422
		-----------
Net potential surplus liquidity		$667
		======

(1)	Distributions and dividends from PG&E NEG subsidiaries.
(2)	One year revolver facility due for renewal on August 22, 2002: $431 million outstanding at July 31, 2002.
(3)	PG&E GTN debt capacity is only available for affiliated entities to the extent PG&E NEG can meet certain
	ringfencing restrictions.
(4)	Five year facility, net of letters of credit and working capital to support underlying projects.
(5)	Non-recourse financing for operating projects with cash to be available to PG&E NEG under current conditions.
(6)	Covers pipeline transport, gas storage, and power pool collateral requirements.
(7)	Exposure for all trading agreements having financial covenants for subinvestment grade entities.

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
		A.	Recovery of Wholesale Power Purchase Costs

SIGNATURE

Pursuant to the requirements of the Securities Exchange act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q/A to be signed on their behalf by the undersigned thereunto duly authorized.

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

Dated:  August 2, 2002

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