Form 10-K/A
period 2002-12-31
PG&E CORP
filed 2003-03-06
CIK 1004980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

        This Amendment No. 1 on Form 10-K/A to PG&E Corporation's and Pacific Gas and Electric Company's joint Annual Report on Form 10-K the for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 27, 2003 (Form 10-K), is being filed to make certain typographical and tabulation corrections in the following items:

Part I, Item 1.    Business

Part II, Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations—In response to this item PG&E Corporation and Pacific Gas and Electric Company incorporated by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the combined 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company. The portions of the combined 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company that were incorporated by reference were filed as Exhibit 13 to the Form 10-K. Corrections have been made to the sections entitled "Credit Facility Summary," "Cash Flows," "Results of Operations" and "Taxation Matters" of Management's Discussion and Analysis of Financial Condition and Results of Operations. An amended Exhibit 13 is filed with this Amendment No. 1 which is incorporated by reference in response to Item 7.

Part II, Item 8.    Financial Statements and Supplementary Data—In response to this item PG&E Corporation and Pacific Gas and Electric Company incorporated by reference the Consolidated Financial Statements for each of PG&E Corporation and Pacific Gas and Electric Company and the Notes to Consolidated Financial Statements appearing in the combined 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company. These portions of the combined 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company that were incorporated by reference were filed as Exhibit 13 to the Form 10-K. Corrections have been made to Notes 1, 3, 11, 12, 15 and 16 to the Consolidated Financial Statements. An amended Exhibit 13 is filed with this Amendment No. 1 which is incorporated by reference in response to Item 8.

Part IV, Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K—The following amended exhibit is being re-filed with this Amendment No. 1:

    Exhibit 13—The following portions of the 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," and "Consolidated Statements of Common Stockholders' Equity," financial statements of Pacific Gas and Electric Company entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Quarterly Consolidated Financial Data (Unaudited)"

PG&E Corporation and Pacific Gas and Electric Company believe that these changes are not material to their financial condition, results of operations or cash flows.

Except as described above, no other changes have been made to the Annual Report on Form 10-K filed on February 27, 2003. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

i

	ENVIRONMENTAL MATTERS	48
	Environmental Matters	48
	Environmental Protection Measures	48
	Air Quality	48
	Water Quality	50
	Endangered Species	52
	Hazardous Waste Compliance and Remediation	52
	Potential Recovery of Hazardous Waste Compliance and Remediation Costs	54
	Nuclear Fuel Disposal	55
	Nuclear Decommissioning	56
	Compressor Station Litigation	57
	Electric and Magnetic Fields	57
	Low Emission Vehicle Programs	57
Item 2.	Properties	58
Item 3.	Legal Proceedings	58
Item 4.	Submission of Matters to a Vote of Security Holders	72
	EXECUTIVE OFFICERS OF THE REGISTRANTS	72
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	76
Item 6.	Selected Financial Data	77
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	77
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
PART III
Item 10.	Directors and Executive Officers of the Registrant	78
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management	78
Item 13.	Certain Relationships and Related Transactions	78
Item 14.	Controls and Procedures	79
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	79
	SIGNATURES	89
	Certifications	90
	Independent Auditors' Report	94
	Financial Statement Schedules	95

ii

GLOSSARY OF TERMS

AB 1890	Assembly Bill 1890, the California electric industry restructuring legislation
BACT	Best available control technology
BCAP	Biennial Cost Allocation Proceeding
bcf	billion cubic feet
BFM	block forward market
BTA	best technology available
Btu	British thermal unit
CCAA	California Clean Air Act
CEC	California Energy Commission
CEQA	California Environmental Quality Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
core customers	residential and smaller commercial gas customers
core subscription customers	noncore customers who choose bundled service
CPIM	core procurement incentive mechanism
CPUC	California Public Utilities Commission
Diablo Canyon	Diablo Canyon Nuclear Power Plant
DOE	United States Department of Energy
DWR	California Department of Water Resources
EMF	electric and magnetic fields
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GRC	General Rate Case
Humboldt Unit 3	Humboldt Bay Power Plant (Unit 3)
HWRC	hazardous waste remediation costs
IPP	independent power producer
IOU or IOUs	investor owned utility or utilities
ISO	Independent System Operator
KV	Kilovolts
KVa	kilovolt-amperes
KW	Kilowatts
Mcf	thousand cubic feet
MDt	thousand decatherms
MMcf	million cubic feet
MW	Megawatts
MWh	megawatt-hour
noncore customers	industrial and larger commercial gas customers
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
ORA	Office of Ratepayer Advocates, a division of the California Public Utilities Commission
PG&E Energy	PG&E NEG's integrated energy and marketing segment
PG&E ET	PG&E Energy Trading Holdings Corporation and its subsidiaries
PG&E Gen LLC	PG&E Generating Company, LLC and its affiliates
PG&E GTC	PG&E Gas Transmission Corporation and its subsidiaries
PG&E GTN	PG&E Gas Transmission, Northwest Corporation
PG&E NBP	PG&E North Baja Pipeline, LLC
PG&E NEG	PG&E National Energy Group, Inc.
PG&E Pipeline	PG&E NEG's interstate pipeline operations
PURPA	Public Utility Regulatory Policies Act of 1978
PX	California Power Exchange
QF	qualifying facility
RCRA	Resource Conservation and Recovery Act
RTO	regional transmission organization
TCBA	Transition Cost Balancing Account
throughput	the amount of natural gas transported through a pipeline system
TRA	Transition Revenue Account
TURN	The Utility Reform Network
USGenNE	USGen New England, Inc.

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

        As result of the sustained downturn in the power industry during 2002, PG&E NEG and its affiliates have experienced a financial downturn which caused the major credit rating agencies to downgrade PG&E NEG's and its affiliates' credit ratings to below investment grade. PG&E NEG is currently in default under various recourse debt agreements and guaranteed equity commitments totaling approximately $2.9 billion. In addition, other PG&E NEG subsidiaries are in default under various debt agreements totaling approximately $2.5 billion, but this debt is non-recourse to PG&E NEG. PG&E NEG and these subsidiaries continue to negotiate with their lenders regarding a restructuring of this indebtedness and these commitments. During the fourth quarter of 2002, PG&E NEG and certain subsidiaries have agreed to sell or have sold certain assets, have abandoned other assets, and have significantly reduced energy trading operations. As a result of these actions, PG&E NEG has incurred pre-tax charges to earnings of approximately $3.9 billion in 2002. PG&E NEG and its subsidiaries are continuing their efforts to abandon, sell, or transfer additional assets in an ongoing effort to raise cash and reduce debt, whether through negotiation with lenders or otherwise. As a result, PG&E NEG expects to incur additional substantial charges to earnings in 2003 as it restructures its operations. In addition, if a restructuring agreement is not reached and if the lenders exercise their default remedies or if the financial commitments are not restructured, PG&E NEG and certain of its subsidiaries may be compelled to seek protection under or be forced into a proceeding under the U.S. Bankruptcy Code. PG&E Corporation does not expect that the liquidity constraints at PG&E NEG and its subsidiaries will affect the financial condition of PG&E Corporation or the Utility.

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

  •
  future regulatory or judicial decisions that determine whether the Utility is allowed under state law to recover undercollected power procurement and transition costs from its customers after the end of the rate freeze; and

  •
  the outcome of the Utility's claims against the CPUC Commissioners for recovery of undercollected power procurement and transition costs based on the federal filed rate doctrine.

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

        Efforts to Restructure PG&E NEG's Indebtedness.    Whether PG&E NEG and certain of its subsidiaries seek protection under or be forced into a proceeding under the U.S. Bankruptcy Code will be affected by:

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

        Assembly Bill 1X—California Department of Water Resources.    In late December 2000 and early January 2001, the Utility's creditworthiness deteriorated and it was no longer able to comply with the ISO's creditworthiness criteria, spelled out in the ISO tariff, for scheduling third-party power transactions through the ISO. The Utility was unable to continue financing its wholesale power purchases in light of its downgraded credit ratings. On January 17, 2001, the Governor of California signed an order declaring an emergency and authorizing the California Department of Water Resources, or the DWR, to purchase power to maintain the continuity of supply to retail customers. On February 1, 2001, the Governor signed Assembly Bill 1X, or AB 1X, to authorize the DWR to purchase power and sell that power directly to the utilities' retail end-use customers. AB 1X also required the Utility to deliver the power purchased by the DWR over its distribution systems and to act as a billing and collection agent on behalf of the DWR, without taking title to such power or reselling it to its customers.

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

        On January 17, 2002, the Utility filed an administrative claim with the State of California Victim Compensation and Government Claims Board alleging that AB 6X violates the Utility's statutory rights under AB 1890. The Utility's claim seeks compensation for the denial of its right to at least $4.1 billion market value of its retained generating facilities. On March 7, 2002, the Claims Board formally denied the Utility's claim. Having exhausted remedies before the Claims Board, on September 6, 2002, the Utility filed a complaint against the State of California for breach of contract in the California Superior Court. On January 9, 2003, the Superior Court granted the State's request to dismiss the Utility's complaint, finding that AB 1890 did not constitute a contract. The Utility has 60 days to file an appeal and intends to do so.

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

        The Utility has over 520 franchise agreements with various cities and counties that allow the Utility to install, operate and maintain its electric, natural gas, oil, and water facilities in the public streets and roads. In exchange for the right to use public streets and roads, the Utility pays annual fees to the cities and counties under the franchises. Franchise fees are computed according to statute depending on whether the particular franchise was granted under the Broughton Act or the Franchise Act of 1937; however, there are 38 "charter cities" that can set a fee of their own determination. The Utility also periodically obtains permits, authorizations, and licenses in connection with distribution of electricity and natural gas. Pursuant to the permits, licenses, and franchises, the Utility has rights to occupy and/or use public property for the operation of its business and to conduct certain operations.

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

        2002 Attrition Rate Adjustment Request.    In the 2003 GRC, the CPUC asked parties to comment on the Utility's need for a 2002 attrition rate adjustment. The Utility informed the CPUC in November 2001 that the Utility would need a 2002 attrition rate adjustment to recover escalating electric and gas distribution service costs. In April 2002, the CPUC issued a ruling authorizing any attrition rate adjustment that ultimately may be granted to become effective as of April 22, 2002. In June 2002, the Utility filed its application, requesting a $76.7 million increase to its annual electric distribution revenue requirement, and a $19.5 million increase to its annual gas distribution revenue requirement. In December 2002 a proposed decision was issued that would deny this request. The Utility filed comments in late December 2002 arguing that the proposed decision was based on a fundamental misunderstanding of the facts. In February 2003 an alternate proposed decision was issued that would grant a $63.5 million increase to the Utility's annual electric distribution revenue requirement, and a $10.3 million increase to the Utility's annual gas distribution revenue requirement. A final decision is expected to be issued in the first quarter of 2003.

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

        Scheduling Coordinator Costs.    The Utility serves as the scheduling coordinator to schedule transmission with the ISO for its ETC customers. The ISO bills the Utility for providing certain services associated with these contracts. These ISO charges are referred to as the "scheduling coordinator costs." These costs historically have been tracked in the transmission revenue balancing account, or TRBA, in order for the Utility to recover these costs from its TO Tariff customers. In 2002, the FERC ruled that the Utility should refund to TO Tariff customers the scheduling coordinator costs that the Utility collected from them. As of December 31, 2002, TO Tariff customers had already paid the Utility $107 million for these costs.

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

        As of December 31, 2002, the Utility had agreements with 285 QFs for approximately 4,200 MW. The 4,200 MW consist of 2,600 MW from cogeneration projects, 700 MW from wind projects and 900 MW from other projects, including biomass, waste-to-energy, geothermal, solar and hydroelectric. Power purchase agreements for 2,100 MW expire between 2003 and 2015 while agreements for an additional 1,600 MW expire between 2015 and 2028. Power purchase agreements for 500 MW have no specific expiration date and will terminate upon exercise of a termination option by the QF. QF power purchase agreements accounted for approximately 25% of the Utility's 2002 deliveries and no single agreement accounted for more than 5% of its electricity deliveries.

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

Generation Business

        In the Generation Business segment, PG&E NEG engages in the generation of electricity in the continental United States. As of December 31, 2002, PG&E NEG had ownership or leasehold interests in 16 operating generating facilities with a net generating capacity of 1,476 megawatts (MW), as follows:

Number of Facilities	Net MW	Primary Fuel Type	% of Portfolio
8	667	Coal/Oil	45
7	797	Natural Gas	54
1	12	Wind	1

16	1,476		100

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

Description of Generating Facilities

        The following table provides information regarding each of PG&E NEG's owned or leased generating facilities, as of December 31, 2002, excluding assets to be abandoned and assets held for sale or use, such as the USGenNE facilities, Lake Road, La Paloma, Attala, and the GenHoldings projects:

Generating Facility	State	Total MW(1)	Net Interest in Total MW(2)	Structure	Fuel	Primary Output Sales Method	Date of Commercial Operation	Contract Expiration
New England Region
MASSPOWER	MA	267	35	Owned	Natural Gas	Power Purchase Agreements	1993	2008 & 2013
Pittsfield	MA	173	154	Leased	Natural Gas	Power Purchase Agreements	1990	2010

Subtotal		440	189
Mid-Atlantic and New York Region
Selkirk	NY	345	145	Owned	Natural Gas	Power Purchase Agreements and Competitive Market	1992	2008/2014
Carneys Point	NJ	245	123	Owned	Coal	Power Purchase Agreements	1994	2024
Logan	NJ	225	113	Owned	Coal	Power Purchase Agreement	1994	2024
Northampton	PA	110	55	Owned	Waste Coal	Power Purchase Agreements	1995	2020
Panther Creek	PA	80	44	Owned	Waste Coal	Power Purchase Agreement	1992	2012
Scrubgrass	PA	87	44	Owned	Waste Coal	Power Purchase Agreement	1993	2017
Madison	NY	12	12	Owned	Wind	Competitive Market	2000	N/A

Subtotal		1,104	536
Midwest Region

Ohio Peakers	OH	149	149	Owned	Natural Gas	Competitive Market	2001	2005
Southern Region
Indiantown	FL	330	116	Owned	Coal	Power Purchase Agreement	1995	2025
Cedar Bay	FL	258	165	Owned	Coal	Power Purchase Agreement	1994	2024

Subtotal		588	281
Western Region
Hermiston	OR	474	119	Owned	Natural Gas	Power Purchase Agreement	1996	2016
Colstrip	MT	40	7	Owned	Waste Coal	Power Purchase Agreement	1990	2025
San Diego Peakers	CA	84	84	Owned	Natural Gas	Competitive Market	2001	2003
Plains End	CO	111	111	Owned	Natural Gas	Power Purchase Agreement	2002	2012

Subtotal		709	321

Total		2,990	1,476

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

        The following table summarizes PG&E NEG's gas transmission pipelines:

Pipeline Name	Location	In Service Date	Approx. Capacity (MMcf/d)	2001 Load Factor	Length (miles)	Ownership Interest
PG&E GTN	ID, OR, WA	1961	2,900	91%	1,356	100.0%
Iroquois Gas Transmission System	NY, CT	1991	850	88%	375	5.2%
North Baja	AZ, CA	2002/2003	500	N/A	80	100.0%

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

        PG&E Corporation, the Utility, and various PG&E NEG affiliates (including USGen New England, Inc., or USGenNE), are subject to a number of federal, state, and local laws and regulations relating to the protection of the environment and human health and safety. These laws and requirements relate to a broad range of activities, including:

  •
  the discharge of pollutants into air, water and soil;

  •
  the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of, and emergency response in connection with, hazardous, toxic and radioactive materials; and

  •
  land use, including endangered species and habitat protection.

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

Air Quality

        The Utility's and PG&E NEG's generating plants are subject to numerous air pollution control laws, including the Federal Clean Air Act and similar state and local statutes. These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, sulfur dioxide, or SO2, nitrogen oxide, or NOx, and particulate matter. Fossil fuel-fired electric utility plants are usually major sources of air pollutants and, therefore are subject to substantial regulation and enforcement oversight by the applicable governmental agencies.

        Various multi-pollutant initiatives have been introduced in the U.S. Senate and House of Representatives, including Senate Bill 556 and House Resolutions 1256 and 1335. These initiatives include limits on the emissions of NOx, SO2, mercury, and carbon dioxide, or CO2. Certain of these proposals would allow the use of trading mechanisms to achieve or maintain compliance with the proposed rules.

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

        As a result of the Utility's divestiture of most of its fossil fuel-fired power plants and its geothermal generation facilities, the Utility's NOx emission reduction compliance costs have been reduced significantly. Pursuant to the California Clean Air Act and the Federal Clean Air Act, two of the local air districts in which the Utility owns and operates fossil fuel-fired generating plants have adopted final rules that require a reduction in NOx emissions from the power plants of approximately 90% by 2004 (with numerous interim compliance deadlines).

        The Utility's Gas Accord authorized $42 million to be included in rates through 2002 for gas NOx retrofit projects related to natural gas compressor stations on the Utility's Line 300, which delivers gas from the Southwest. The Gas Accord II (the extension of the Gas Accord through 2003) provides for recovery of these costs in rates through 2003, and the Gas Accord II 2004 application requests recovery in rates through 2004. Other air districts are considering NOx rules that would apply to the Utility's other natural gas compressor stations in California. Eventually the rules are likely to require NOx reductions of up to 80% at many of these natural gas compressor stations. Substantially all of these costs will be capital costs.

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

        There are six greenhouse gases. The Utility and PG&E NEG emit varying quantities of these greenhouse gases, including CO2 and methane, in the course of their operations. Depending on the ultimate regulatory regime put into place for greenhouse gases, PG&E Corporation's operations, cash flows and financial condition could be adversely affected. Given the uncertainty of the regulatory regime, it is not possible to predict the extent to which climate change regulation will have a material adverse effect on the Utility's or PG&E NEG's financial condition or results of operations.

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

Water Quality

        The Federal Clean Water Act generally prohibits the discharge of any pollutants, including heat, into any body of surface water, except in compliance with a discharge permit issued by a state environmental regulatory agency and/or the EPA. All of PG&E NEG's facilities that are required to have such permits either have them or have timely applied for extensions of expired permits and are operating in substantial compliance with the prior permit. At this time, three of the fossil-fuel plants owned and operated by USGenNE (Manchester Street, Brayton Point, and Salem Harbor stations) are operating pursuant to permits that have expired. For the facilities whose water discharge permits (National Pollutant Discharge Elimination System, or NPDES permits) have expired, permit renewal applications are pending, and USGenNE anticipates that all three facilities will be able to continue to operate in substantial compliance with prior permits until new permits are issued. It is possible that the new permits may contain more stringent limitations than the prior permits.

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

        The Utility's existing power plants, including Diablo Canyon, also are subject to federal and state water quality standards with respect to discharge constituents and thermal effluents. The Utility's fossil fuel-fired power plants comply in all material respects with the discharge constituents standards and the thermal standards. Additionally, pursuant to Section 316(b) of the Federal Clean Water Act, the Utility is required to demonstrate that the location, design, construction, and capacity of power plant cooling water intake structures reflect the best technology available, or BTA, for minimizing adverse environmental impacts at its existing water-cooled thermal plants. The Utility has submitted detailed studies of each power plant's intake structure to various governmental agencies and each plant's existing intake structure was found to meet the BTA requirements.

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

        In December 1999, the Utility was notified by the purchaser of the Utility's former Moss Landing power plant that it had identified a cleaning procedure used at the plant that released heated water from the intake, and that this procedure is not specified in the plant's NPDES permit issued by the Central Coast Board. The purchaser notified the Central Coast Board of its findings. In March 2002, the Utility and the Central Coast Board reached a tentative settlement of this matter under which the Utility will fund approximately $5 million in environmental projects related to coastal resources. The final agreement will be subject to public comment and will be incorporated in a consent decree to be entered in the California Superior Court. The California Attorney General has filed a claim in the Utility's bankruptcy case to preserve the Board's claim.

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

  Endangered Species

        Many of the Utility's facilities and operations are located in or pass through areas that are designated as critical habitats for federal- or state-listed endangered, threatened, or sensitive species. The Utility may be required to incur additional costs or be subjected to additional restrictions on operations if additional threatened or endangered species are listed or additional critical habitats are designated near the Utility's facilities or operations.

  Hazardous Waste Compliance and Remediation

        The Utility's and PG&E NEG's facilities are subject to the requirements issued by the EPA under the Resource Conservation and Recovery Act, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, along with other state hazardous waste laws and other environmental requirements. CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, damages to natural resources, and the costs of required health studies. In the ordinary course of the Utility's operations, the Utility has generated, and continues to generate, waste that falls within CERCLA's definition of a hazardous substance and, as a result, has been and may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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

        The cost of hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. It is reasonably possible that a change in the estimate may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility records an environmental remediation liability when site assessments indicate remediation is probable and the Utility can estimate a range of reasonably likely cleanup costs. The Utility reviews its remediation liability quarterly for each identified site. The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure using current technology, enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. Unless there is a better estimate within this range of possible costs, the Utility records the costs at the lower end of this range. At December 31, 2002, the Utility expected to spend $331 million, undiscounted for the effect of future inflation, for hazardous waste remediation costs at identified sites, including divested fossil fuel-fired power plants, where such costs are probable and quantifiable. (Although the Utility has sold most of its fossil fuel-fired power plants, the Utility has retained pre-closing environmental liability with respect to these plants.) If other potentially responsible parties are not financially able to contribute to these costs or further investigation indicates that the extent of contamination or necessary remediation is greater than anticipated, the Utility's future cost could be as much as $469 million. The Utility estimated the upper limit of the range of costs using assumptions least favorable to the Utility based upon a range of reasonably possible outcomes. Costs may be higher if the Utility is found to be responsible for cleanup costs at additional sites or if identifiable possible outcomes change.

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

        The California Attorney General, on behalf of various state environmental agencies, filed claims in the Utility's bankruptcy case for environmental remediation at numerous sites totaling approximately $770 million. For most if not all these sites, the Utility is in the process of remediating the sites in cooperation with the relevant agencies and others responsible for contributing to the cleanup or would be doing so in the future, in the normal course of business. The Utility's proposed plan of reorganization provides that either the Utility or the LLCs will satisfy these types of claims in the regular course of business and since the Utility has not argued that the bankruptcy proceeding relieves the Utility of its obligations to respond to valid environmental remediation orders, the Utility believes the claims seeking specific cash recoveries are invalid.

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

  Nuclear Fuel Disposal

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

        The estimated total obligation for nuclear decommissioning costs, based on a February 2002 site study, is $1.9 billion in 2002 dollars (or $8.4 billion in future dollars). The Utility's future estimate is based upon its 2001 estimated obligation assuming an annual escalation rate of 5.5% for decommissioning costs. This estimate includes labor, materials, waste disposal charges, and other costs. A contingency of 40% to capture engineering, regulatory, and business environment changes is included in the total estimated obligation. The Utility plans to fund these costs from independent decommissioning trusts, which receive annual contributions discussed further below. The Utility estimates after-tax annual earnings, including realized gains and losses, on the tax-qualified decommissioning funds of 6.34% and on non-tax-qualified decommissioning funds of 5.39%. The decommissioning cost estimates are based on the plant location and cost characteristics for the Utility's nuclear plants. Actual decommissioning costs are expected to vary from this estimate because of changes in assumed dates of decommissioning, regulatory requirements, technology, costs of labor, materials, and equipment. The estimated total obligation is being recognized proportionately over the license term of each facility. At December 31, 2002, the total nuclear decommissioning obligation accrued was $1.3 billion.

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

        The Utility currently is not involved in third-party litigation concerning EMFs. In August 1996, the California Supreme Court held that homeowners are barred from suing utilities for alleged property value losses caused by fear of EMFs from power lines. The Court expressly limited its holding to property value issues, leaving open the question as to whether lawsuits for alleged personal injury resulting from exposure to EMFs are similarly barred. The Utility was a defendant in civil litigation in which plaintiffs alleged personal injuries resulting from exposure to EMFs. In January 1998, the appeals court in this matter held that the CPUC has exclusive jurisdiction over personal injury and wrongful death claims arising from allegations of harmful exposure to EMFs and barred plaintiffs' personal injury claims. Plaintiffs filed an appeal of this decision with the California Supreme Court. The California Supreme Court declined to hear the case.

Low Emission Vehicle Programs

        In December 1995, the CPUC issued its decision in the Low Emission Vehicle (LEV) proceeding, which approved approximately $42 million in funding for the Utility's LEV program for the six-year period beginning in 1996. The LEV program expired on December 20, 2001. On January 23, 2002, the CPUC approved bridge funding of $7 million for the LEV program. On March 25, 2002, the Utility requested that the CPUC approve funding for the continuation of its LEV program. The other California utilities filed similar requests. In June 2002, the CPUC determined that issues related to research, development and demonstration, and customer education would be heard in the LEV proceeding, but that issues related to fleet vehicle acquisition, fueling and charging infrastructure, and operation and maintenance of Utility infrastructure would be addressed in the Utility's 2003 General Rate Case. Hearings in the LEV proceeding were held in August 2002. The 2003 General Rate Case was filed in November 2002. The Utility has requested funding of $5 million in the LEV proceeding and approximately $7.4 million for LEV-related costs in the 2003 General Rate Case. On December 19, 2002, LEV interim funding of

$7 million was extended pending the CPUC's final decisions in both the LEV proceedings and the General Rate Case. A final decision in the LEV proceeding is expected by the end of March 2003.

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

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        Information responding to part of Item 5, for each of PG&E Corporation and Pacific Gas and Electric Company, is set forth on page 177 under the heading "Quarterly Consolidated Financial Data (Unaudited)" in the 2002 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report. As of February 1, 2003, there were 117,812 holders of record of PG&E Corporation common stock. PG&E Corporation common stock is listed on the New York, Pacific, and Swiss stock exchanges. The discussion of dividends with respect to PG&E Corporation's common stock is hereby incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" on page 36 of the 2002 Annual Report to Shareholders.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Information responding to Item 7A appears in the 2002 Annual Report to Shareholders on pages 59-67 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities," and on pages 97-98 and 141-143 under Notes 1 and 11 of the "Notes to the Consolidated Financial Statements" of the 2002 Annual Report to Shareholders, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

ITEM 8. Financial Statements and Supplementary Data.

        Information responding to Item 8 appears on pages 73 through 82 of the 2002 Annual Report to Shareholders under the following headings for PG&E Corporation: "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," and "Consolidated Statements of Common Stockholders' Equity;" under the following headings for Pacific Gas and Electric Company: "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," and "Consolidated Statements of Stockholders' Equity;" and under the following headings for PG&E Corporation and Pacific Gas and Electric Company jointly: "Notes to the Consolidated Financial Statements," "Quarterly Consolidated Financial Data (Unaudited)," "Independent Auditors' Report," and "Responsibility for the Consolidated Financial Statements," which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

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

    Independent Auditors' Report (Deloitte & Touche LLP) included at page 94 of this Form 10-K/A.

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

  3.
  Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 5, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 3.1)
3.2	Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)
3.3	Bylaws of PG&E Corporation amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.3)
3.4	Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of May 6, 1998 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2348), Exhibit 3.1)

3.5	Bylaws of Pacific Gas and Electric Company amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.5)
4.1	First and Refunding Mortgage of Pacific Gas and Electric Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November 1, 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1, 1979, August 1, 1983, and December 1, 1988 (incorporated by reference to Registration No. 2-1324, Exhibits B-1, B-2, and B-3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No. 2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-64313, Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; and Pacific Gas and Electric Company's Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2)
4.2	Indenture related to PG&E Corporation's 7.5% Convertible Subordinated Notes due June 2007, dated as of June 25, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.1).
4.3	Supplemental Indenture related to PG&E Corporation's 9.50% Convertible Subordinated Notes due June 2010, dated as of October 18, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.1)
4.4	Warrant Agreement, dated as of June 25, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.9).
4.5	Warrant Agreement, dated as of October 18, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.2)
4.6	Form of Rights Agreement dated as of December 22, 2000, between PG&E Corporation and Mellon Investor Services LLC, including the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Form of Certificate of Determination of Preferences for the Preferred Stock as Exhibit C (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 4.2)
10.1	The Gas Accord Settlement Agreement, together with accompanying tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2), as amended by Operational Flow Order (OFO) Settlement Agreement, approved by the California Public Utilities Commission on February 17, 2000, in Decision 00-02-050, as amended by Comprehensive Gas OII Settlement Agreement, approved by the California Public Utilities Commission on May 18, 2000, in Decision 00-05-049 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10); and the Gas Accord II Settlement Agreement, approved by the California Public Utilities Commission on August 22, 2002, in Decision 01-09-016 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.1)
10.2	Second Amended and Restated Credit Agreement, dated as of October 18, 2002, among PG&E Corporation, as Borrower, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and other parties (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.1)

10.3.1	Utility Stock Pledge Agreement (35 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.2)
10.3.2	Utility Stock Pledge Agreement (35 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.3)
10.3.3	Utility Stock Pledge Agreement (65 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.4)
10.3.4	Utility Stock Pledge Agreement (65 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.5)
10.4	Amended and Restated Credit Agreement among PG&E National Energy Group, Inc. and Chase Manhattan Bank dated August 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.3
10.5	Second Amendment, dated as of October 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 22, 2001, among PG&E National Energy Group, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Issuing Bank, the several lenders from time to time parties thereto, the Documentation Agents thereunder, the Syndication Agents thereunder, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to PG&E National Energy Group, Inc.'s Form 8-K filed October 28, 2002) (File No. 333-66032), Exhibit 10.1)
10.6	Credit Agreement, dated as of May 29, 2001, among PG&E National Energy Group Construction Company, LLC, as Borrower, the lenders from time to time parties thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.6)
10.7	First Amendment to Credit Agreement, dated as of June 5, 2002, among PG&E National Energy Group Construction Company, LLC, the lenders party thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.7)
10.8	Guarantee and Agreement (Turbine Credit Agreement), dated as of May 29, 2001, made by PG&E National Energy Group, Inc. in favor of Societe Generale, as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.8)
10.9	Amended and Restated Credit Agreement, dated as of March 15, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent and a Lead Arranger, Citibank, N.A., as Syndication Agent and a Lead Arranger, the other agents and arrangers thereunder, JP Morgan Chase Bank, as issuer of the Letters of Credit thereunder, the financial institutions party thereto from time to time, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.9)
10.10	Amended and Restated Guarantee and Agreement dated as of March 15, 2002, by PG&E National Energy Group, Inc., in favor of Societe Generale, as Administrative Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.10)
10.11	Acknowledgement and Amendment Agreement, (GenHoldings I, LLC) dated as of April 5, 2002, by and among PG&E National Energy Group, Inc., GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, and the banks and lenders party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.11)

10.12	Waiver and Amendment Agreement, dated as of September 25, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, Citibank N.A., as Depository Agent, and the banks and lender group agents party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.12)
10.13	Third Waiver and Amendment, dated as of November 14, 2002, among GenHoldings I, LLC, as Borrower, various lenders identified as the GenHoldings Lenders, Societe Generale, as Administrative Agent, Citibank, N.A., as Security Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.13)
10.14	Fourth Waiver and Amendment dated as of December 23, 2002, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
10.15	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.2)
10.16	Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.3)
10.17	Guarantee and Agreement (La Paloma), dated as of April 6, 2001, by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.17)
10.18	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.4)
10.19	Priority Credit and Reimbursement Agreement among Lake Road Generating Company, LLC, Lake Road Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.5)
10.20	Amendment, Waiver and Consent Agreement dated as of November 6, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., Wilmington Trust Company as Trustee, Citibank, N.A., as administrative agent and security agent, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.20)
10.21	Guarantee and Agreement (Lake Road), dated as of April 6, 2001, made by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.21)

*10.22	PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.4)
*10.23	Agreement and Release between PG&E Corporation and Thomas G. Boren, dated December 18, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.23)
*10.24	Description of Compensation Arrangement between PG&E Corporation and Peter Darbee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3)
*10.25	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.6)
*10.26	Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.7)
*10.27	Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 10)
*10.28	Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)
*10.29	PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)
*10.30.1	Letter regarding retention award to Robert D. Glynn, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.1)
*10.30.2	Letter regarding retention award to Gordon R. Smith dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.2)
*10.30.3	Letter regarding retention award to Peter A. Darbee dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.3)
*10.30.4	Letter regarding retention award to Bruce R. Worthington dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.4)
*10.30.5	Letter regarding retention award to G. Brent Stanley dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.5)
*10.30.6	Letter regarding retention award to Daniel D. Richard, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.6)
*10.30.7	Letter regarding retention award to James K. Randolph dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.7)
*10.30.8	Letter regarding retention award to Gregory M. Rueger dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.8)
*10.30.9	Letter regarding retention award to Kent M. Harvey dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.9)

*10.30.10	Letter regarding retention award to Roger J. Peters dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.10))
*10.30.11	Letter regarding retention award to Lyn E. Maddox dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)
*10.30.12	Letter regarding retention award to P. Chrisman Iribe dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)
*10.30.13	Letter regarding retention award to Thomas B. King dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)
*10.31	Pacific Gas and Electric Company Management Retention Program (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609), Exhibit 10.1)
*10.32	PG&E Corporation Management Retention Program (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609), Exhibit 10.2)
*10.33	PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)
*10.34	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.25)
*10.35	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.35)
*10.36	Supplemental Executive Retirement Plan of the Pacific Gas and Electric Company amended as of September 19, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-2248), Exhibit 10.16)
*10.37.1	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Robert D. Glynn, Jr. dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.1)
*10.37.2	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Bruce R. Worthington dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.2)
*10.37.3	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gregory M. Rueger dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.3)
*10.37.4	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gordon R. Smith dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.4)
*10.37.5	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and James K. Randolph dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.5)

*10.37.6	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Thomas G. Boren dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.6)
*10.38	Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16)
*10.39	Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)
*10.40	PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1997 (File No. 1-12609), Exhibit 10.13)
*10.41	PG&E Corporation Long-Term Incentive Program, as amended May 16, 2001, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non-Employee Director Stock Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)
*10.42	PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.20)
*10.43	PG&E Corporation Officer Severance Policy, amended as of December 19, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.43)
*10.44	PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.1)
*10.45	PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.2)
*10.46	PG&E Corporation Form of Restricted Stock Award Agreement granted under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.46)
11	Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 11)
12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 12.1)
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 12.2)
13	The following portions of the 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets, " "Consolidated Statements of Cash Flows," and "Consolidated Statements of Common Stockholders' Equity," financial statements of Pacific Gas and Electric Company entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Quarterly Consolidated Financial Data (Unaudited)"
21	Subsidiaries of the Registrant (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 21)

23	Independent Auditors' Consent (Deloitte & Touche LLP)
24.1	Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 24.1)
24.2	Powers of Attorney (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 24.2)
99.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment No. 1 on Form 10-K/A to their Annual Report on Form 10-K for the year ended December 31, 2002 to be signed on their behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, on the 5th day of March, 2003.

PG&E CORPORATION (Registrant)		PACIFIC GAS AND ELECTRIC COMPANY (Registrant)
By	GARY P. ENCINAS (Gary P. Encinas, Attorney-in-Fact)	By	GARY P. ENCINAS (Gary P. Encinas, Attorney-in-Fact)

I, Robert D. Glynn, Jr., certify that:

        1.    I have reviewed this annual report on Form 10-K/A of PG&E Corporation;

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

Date: March 5, 2003
ROBERT D. GLYNN, JR. ROBERT D. GLYNN, JR. Chairman, Chief Executive Officer and President PG&E Corporation

I, Peter A. Darbee, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of PG&E Corporation;

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

Date: March 5, 2003
PETER A. DARBEE PETER A. DARBEE Senior Vice President and Chief Financial Officer PG&E Corporation

I, Gordon R. Smith, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Pacific Gas and Electric Company;

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

Date: March 5, 2003
GORDON R. SMITH GORDON R. SMITH President and Chief Executive Officer Pacific Gas and Electric Company

I, Kent M. Harvey, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Pacific Gas and Electric Company;

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

Date: March 5, 2003
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

(3)
Provision was deducted from "Regulatory Assets."

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 5, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 3.1)
3.2	Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)
3.3	Bylaws of PG&E Corporation amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.3)
3.4	Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of May 6, 1998 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2348), Exhibit 3.1)
3.5	Bylaws of Pacific Gas and Electric Company amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.5)
4.1	First and Refunding Mortgage of Pacific Gas and Electric Company dated December 1, 1920, and supplements thereto dated April 23, 1925, October 1, 1931, March 1, 1941, September 1, 1947, May 15, 1950, May 1, 1954, May 21, 1958, November 1, 1964, July 1, 1965, July 1, 1969, January 1, 1975, June 1, 1979, August 1, 1983, and December 1, 1988 (incorporated by reference to Registration No. 2-1324, Exhibits B-1, B-2, and B-3; Registration No. 2-4676, Exhibit B-22; Registration No. 2-7203, Exhibit B-23; Registration No. 2-8475, Exhibit B-24; Registration No. 2-10874, Exhibit 4B; Registration No. 2-14144, Exhibit 4B; Registration No. 2-22910, Exhibit 2B; Registration No. 2-23759, Exhibit 2B; Registration No. 2-35106, Exhibit 2B; Registration No. 2-54302, Exhibit 2C; Registration No. 2-64313, Exhibit 2C; Registration No. 2-86849, Exhibit 4.3; and Pacific Gas and Electric Company's Form 8-K dated January 18, 1989 (File No. 1-2348), Exhibit 4.2)
4.2	Indenture related to PG&E Corporation's 7.5% Convertible Subordinated Notes due June 2007, dated as of June 25, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.1).
4.3	Supplemental Indenture related to PG&E Corporation's 9.50% Convertible Subordinated Notes due June 2010, dated as of October 18, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.1)
4.4	Warrant Agreement, dated as of June 25, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.9).
4.5	Warrant Agreement, dated as of October 18, 2002, by and among PG&E Corporation, LB I Group Inc., and each other entity named on the signature pages thereto (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.2)
4.6	Form of Rights Agreement dated as of December 22, 2000, between PG&E Corporation and Mellon Investor Services LLC, including the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Form of Certificate of Determination of Preferences for the Preferred Stock as Exhibit C (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 4.2)

10.1	The Gas Accord Settlement Agreement, together with accompanying tables, adopted by the California Public Utilities Commission on August 1, 1997, in Decision 97-08-055 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 1997 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2), as amended by Operational Flow Order (OFO) Settlement Agreement, approved by the California Public Utilities Commission on February 17, 2000, in Decision 00-02-050, as amended by Comprehensive Gas OII Settlement Agreement, approved by the California Public Utilities Commission on May 18, 2000, in Decision 00-05-049 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2000 (File No. 1-12609 and File No. 1-2348), Exhibit 10); and the Gas Accord II Settlement Agreement, approved by the California Public Utilities Commission on August 22, 2002, in Decision 01-09-016 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.1)
10.2	Second Amended and Restated Credit Agreement, dated as of October 18, 2002, among PG&E Corporation, as Borrower, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and other parties (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.1)
10.3.1	Utility Stock Pledge Agreement (35 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.2)
10.3.2	Utility Stock Pledge Agreement (35 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.3)
10.3.3	Utility Stock Pledge Agreement (65 percent)—Continued Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.4)
10.3.4	Utility Stock Pledge Agreement (65 percent)—New Tranche B Loan, dated as of October 18, 2002 (incorporated by reference to PG&E Corporation's Form 8-K filed October 22, 2002 (File No. 1-12609), Exhibit 99.5)
10.4	Amended and Restated Credit Agreement among PG&E National Energy Group, Inc. and Chase Manhattan Bank dated August 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.3
10.5	Second Amendment, dated as of October 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 22, 2001, among PG&E National Energy Group, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Issuing Bank, the several lenders from time to time parties thereto, the Documentation Agents thereunder, the Syndication Agents thereunder, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to PG&E National Energy Group, Inc.'s Form 8-K filed October 28, 2002) (File No. 333-66032), Exhibit 10.1)
10.6	Credit Agreement, dated as of May 29, 2001, among PG&E National Energy Group Construction Company, LLC, as Borrower, the lenders from time to time parties thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.6)
10.7	First Amendment to Credit Agreement, dated as of June 5, 2002, among PG&E National Energy Group Construction Company, LLC, the lenders party thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.7)
10.8	Guarantee and Agreement (Turbine Credit Agreement), dated as of May 29, 2001, made by PG&E National Energy Group, Inc. in favor of Societe Generale, as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.8)

10.9	Amended and Restated Credit Agreement, dated as of March 15, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent and a Lead Arranger, Citibank, N.A., as Syndication Agent and a Lead Arranger, the other agents and arrangers thereunder, JP Morgan Chase Bank, as issuer of the Letters of Credit thereunder, the financial institutions party thereto from time to time, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.9)
10.10	Amended and Restated Guarantee and Agreement dated as of March 15, 2002, by PG&E National Energy Group, Inc., in favor of Societe Generale, as Administrative Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.10)
10.11	Acknowledgement and Amendment Agreement, (GenHoldings I, LLC) dated as of April 5, 2002, by and among PG&E National Energy Group, Inc., GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, and the banks and lenders party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.11)
10.12	Waiver and Amendment Agreement, dated as of September 25, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, Citibank N.A., as Depository Agent, and the banks and lender group agents party thereto (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.12)
10.13	Third Waiver and Amendment, dated as of November 14, 2002, among GenHoldings I, LLC, as Borrower, various lenders identified as the GenHoldings Lenders, Societe Generale, as Administrative Agent, Citibank, N.A., as Security Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.13)
10.14	Fourth Waiver and Amendment dated as of December 23, 2002, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
10.15	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.2)
10.16	Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.3)
10.17	Guarantee and Agreement (La Paloma), dated as of April 6, 2001, by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.17)
10.18	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.4)

10.19	Priority Credit and Reimbursement Agreement among Lake Road Generating Company, LLC, Lake Road Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.5)
10.20	Amendment, Waiver and Consent Agreement dated as of November 6, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., Wilmington Trust Company as Trustee, Citibank, N.A., as administrative agent and security agent, and various other parties (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.20)
10.21	Guarantee and Agreement (Lake Road), dated as of April 6, 2001, made by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.21)
*10.22	PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.4)
*10.23	Agreement and Release between PG&E Corporation and Thomas G. Boren, dated December 18, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.23)
*10.24	Description of Compensation Arrangement between PG&E Corporation and Peter Darbee (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12609), Exhibit 10.3)
*10.25	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.6)
*10.26	Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.7)
*10.27	Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 10)
*10.28	Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)
*10.29	PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)
*10.30.1	Letter regarding retention award to Robert D. Glynn, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.1)
*10.30.2	Letter regarding retention award to Gordon R. Smith dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.2)
*10.30.3	Letter regarding retention award to Peter A. Darbee dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.3)
*10.30.4	Letter regarding retention award to Bruce R. Worthington dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.4)

*10.30.5	Letter regarding retention award to G. Brent Stanley dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.5)
*10.30.6	Letter regarding retention award to Daniel D. Richard, Jr. dated January 22, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.6)
*10.30.7	Letter regarding retention award to James K. Randolph dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.7)
*10.30.8	Letter regarding retention award to Gregory M. Rueger dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.8)
*10.30.9	Letter regarding retention award to Kent M. Harvey dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.9)
*10.30.10	Letter regarding retention award to Roger J. Peters dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.10))
*10.30.11	Letter regarding retention award to Lyn E. Maddox dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)
*10.30.12	Letter regarding retention award to P. Chrisman Iribe dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)
*10.30.13	Letter regarding retention award to Thomas B. King dated February 27, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)
*10.31	Pacific Gas and Electric Company Management Retention Program (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609), Exhibit 10.1)
*10.32	PG&E Corporation Management Retention Program (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-12609), Exhibit 10.2)
*10.33	PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)
*10.34	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.25)
*10.35	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.35)
*10.36	Supplemental Executive Retirement Plan of the Pacific Gas and Electric Company amended as of September 19, 2001 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2001 (File No. 1-2248), Exhibit 10.16)
*10.37.1	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Robert D. Glynn, Jr. dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.1)
*10.37.2	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Bruce R. Worthington dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.2)

*10.37.3	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gregory M. Rueger dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.3)
*10.37.4	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gordon R. Smith dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.4)
*10.37.5	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and James K. Randolph dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.5)
*10.37.6	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Thomas G. Boren dated December 20, 2002 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37.6)
*10.38	Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1989 (File No. 1-2348), Exhibit 10.16)
*10.39	Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)
*10.40	PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 1997 (File No. 1-12609), Exhibit 10.13)
*10.41	PG&E Corporation Long-Term Incentive Program, as amended May 16, 2001, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non-Employee Director Stock Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)
*10.42	PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.20)
*10.43	PG&E Corporation Officer Severance Policy, amended as of December 19, 2001 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.43)
*10.44	PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.1)
*10.45	PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.2)
*10.46	PG&E Corporation Form of Restricted Stock Award Agreement granted under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.46)
11	Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 11)
12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 12.1)
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 12.2)

13	The following portions of the 2002 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Independent Auditors' Report," "Responsibility for Consolidated Financial Statements," financial statements of PG&E Corporation entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets, " "Consolidated Statements of Cash Flows," and "Consolidated Statements of Common Stockholders' Equity," financial statements of Pacific Gas and Electric Company entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Quarterly Consolidated Financial Data (Unaudited)"
21	Subsidiaries of the Registrant (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 21)
23	Independent Auditors' Consent (Deloitte & Touche LLP)
24.1	Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 24.1)
24.2	Powers of Attorney (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 24.2)
99.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

QuickLinks

Explanatory Note
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