Form 10-Q/A
period 2003-03-31
PG&E CORP
filed 2003-06-30
CIK 1004980

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number	Exact Name of Registrant as specified in its charter	State or other Jurisdiction of Incorporation	IRS Employer Identification Number
1-12609	PG&E Corporation	California	94-3234914
1-2348	Pacific Gas and Electric Company	California	94-0742640
Pacific Gas and Electric Company 77 Beale Street P.O. Box 770000 San Francisco, California 94177	PG&E Corporation One Market, Spear Tower Suite 2400 San Francisco, California 94105
(Address of principal executive offices)(Zip Code)
Pacific Gas and Electric Company (415) 973-7000	PG&E Corporation (415) 267-7000
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

Yes ☒	No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

Common Stock Outstanding, May 9, 2003:
PG&E Corporation	409,191,299 shares
Pacific Gas and Electric Company	Wholly owned by PG&E Corporation

Explanatory Note

        Subsequent to the issuance of PG&E Corporation's 1st quarter 2003 Consolidated Financial Statements, management discovered a misclassification of certain offsetting revenues and expenses within its continuing operations of PG&E National Energy Group (PG&E NEG). The reclassification resulted in a decrease in Operating Revenues from $2,607 million to $2,401 million and a similar decrease in Operating Expenses—Cost of Commodity Sales and Fuel from $364 million to $158 million. This Amendment No. 1 to PG&E Corporation's and Pacific Gas and Electric Company's joint Form 10-Q for the quarter ended March 31, 2003, contains revised consolidated financial statements for PG&E Corporation for the quarter ended March 31, 2003. To reflect the revisions, this Amendment No. 1 hereby amends:

        Part I, Item 1. Financial Statements. Corrections have been made to the Consolidated Statement of Operations for the three months ended March 31, 2003 and to Note 1 of the "Notes to the Consolidated Financial Statements."

        Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Corrections have been made to the sections entitled "Results of Operations" and "Consolidated Statements of Operations."

        Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk. References are made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this amended Form 10-Q/A.

        Part II, Item 6. Exhibits and Reports on Form 8-K (amended to file herewith, Exhibit 99.1, Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002, and Exhibit 99.2, Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002.)

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2003	2002
	(as revised see Note 1)
	(Unaudited)
Operating Revenues
Utility	$2,067	$2,453
Energy commodities and services	334	482

Total operating revenues	2,401	2,935

Operating Expenses
Cost of electricity and natural gas for utility	1,027	149
Cost of energy commodities and services	158	306
Depreciation, amortization, and decommissioning	336	303
Operating and maintenance	774	860
Impairments, write-offs, and other charges	200	—
Reorganization professional fees and expenses	35	16

Total operating expenses	2,530	1,634

Operating Income (Loss)	(129)	1,301
Reorganization interest income	10	22
Interest income	4	10
Interest expense	(375)	(334)
Other income (expense), net	3	20

Income (Loss) Before Income Taxes	(487)	1,019
Income tax provision (benefit)	(209)	396

Income (Loss) From Continuing Operations	(278)	623
Discontinued Operations
Earnings (loss) from operations of USGenNE, Mountain View, and ET Canada (net of income tax expense (benefit) of $(35) million in 2003 and $5 million in 2002)	(65)	8
Net loss on disposal of USGenNE, Mountain View, and ET Canada (net of income tax (benefit) of $(2) million in 2003)	(5)	—

Net Income (Loss) Before Cumulative Effect of Changes in Accounting Principles	(348)	631
Cumulative effect of changes in accounting principles (net of income tax (benefit) of $(4) million in 2003)	(6)	—

Net Income (Loss)	$(354)	$631

Weighted Average Common Shares Outstanding, Basic	382	364

Earnings (Loss) Per Common Share from Continuing Operations, Basic	$(0.73)	$1.71

Net Earnings (Loss) Per Common Share, Basic	$(0.93)	$1.73

Earnings (Loss) Per Common Share from Continuing Operations, Diluted	$(0.73)	$1.69

Net Earnings (Loss) Per Common Share, Diluted	$(0.93)	$1.71

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Balance at
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,568	$3,895
Restricted cash	567	708
Accounts receivable:
Customers (net of allowance for doubtful accounts of $109 million in 2003 and $113 million in 2002)	2,307	2,747
Regulatory balancing accounts	126	98
Price risk management	717	498
Inventories	240	347
Assets held for sale	266	707
Prepaid expenses and other	449	480

Total current assets	9,240	9,480

Property, Plant and Equipment
Utility	27,811	27,045
Non-utility:
Electric generation	997	636
Gas transmission	1,779	1,761
Construction work in progress	1,315	1,560
Other	187	177

Total property, plant and equipment	32,089	31,179
Accumulated depreciation and decommissioning	(13,223)	(14,251)

Net property, plant and equipment	18,866	16,928

Other Noncurrent Assets
Regulatory assets	1,984	2,053
Nuclear decommissioning funds	1,314	1,335
Price risk management	264	398
Deferred income taxes	958	657
Assets held for sale	810	916
Other	1,857	1,929

Total other noncurrent assets	7,187	7,288

TOTAL ASSETS	$35,293	$33,696

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Balance at
	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt in default	$4,373	$4,230
Long-term debt, classified as current	601	298
Current portion of rate reduction bonds	290	290
Accounts payable:
Trade creditors	1,327	1,273
Regulatory balancing accounts	337	360
Other	721	660
Interest payable	219	139
Income taxes payable	—	129
Price risk management	642	506
Liabilities of operations held for sale	353	699
Other	660	685

Total current liabilities	9,523	9,269

Noncurrent Liabilities
Long-term debt	4,279	4,345
Rate reduction bonds	1,086	1,160
Asset retirement obligations	1,374	—
Deferred income taxes	1,605	1,439
Deferred tax credits	139	144
Price risk management	259	305
Liabilities of operations held for sale	758	793
Other	3,286	2,963

Total noncurrent liabilities	12,786	11,149

Liabilities Subject to Compromise
Financing debt	5,605	5,605
Trade creditors	3,611	3,580

Total liabilities subject to compromise	9,216	9,185

Commitments and Contingencies (Notes 1, 2, 3, and 6)	—	—

Preferred Stock of Subsidiaries	480	480
Common Stockholders' Equity
Common stock, no par value, authorized 800,000,000 shares, issued 408,610,591 common and 1,569,260 restricted shares in 2003 and 405,486,015 common shares in 2002	6,318	6,274
Common stock held by subsidiary, at cost, 23,815,500 shares	(690)	(690)
Unearned compensation	(21)	—
Accumulated deficit	(2,233)	(1,878)
Accumulated other comprehensive loss	(86)	(93)

Total common stockholders' equity	3,288	3,613

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,293	$33,696

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(354)	$631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	336	320
Deferred income taxes and tax credits, net	(48)	(82)
Reversal of ISO accrual (Note 2)	—	(970)
Price risk management assets and liabilities, net	12	23
Other deferred charges and noncurrent liabilities	94	107
Loss on impairment or disposal of assets	200	—
Loss from discontinued operations	7	—
Cumulative effect of a change in accounting principle	10	—
Net effect of changes in operating assets and liabilities:
Restricted cash	141	5
Accounts receivable	433	428
Inventories	107	120
Accounts payable	177	344
Accrued taxes	(129)	479
Regulatory balancing accounts, net	(51)	125
Other working capital	93	(40)
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise (Note 2)	(39)	(248)
Assets and liabilities of operations held for sale, net	(20)	(41)
Other, net	(36)	(11)

Net cash provided by operating activities	933	1,190

Cash Flows From Investing Activities
Capital expenditures	(472)	(711)
Proceeds from disposal of discontinued operations	102	—
Other, net	30	(6)

Net cash used by investing activities	(340)	(717)

Cash Flows From Financing Activities
Net borrowings under credit facilities	—	76
Long-term debt issued	152	190
Long-term debt matured, redeemed, or repurchased	(18)	(340)
Rate reduction bonds matured	(75)	(75)
Common stock issued	21	21
Other, net	—	(20)

Net cash provided (used) by financing activities	80	(148)

Net change in cash and cash equivalents	673	325
Cash and cash equivalents at January 1	3,895	5,355

Cash and cash equivalents at March 31	$4,568	$5,680

Supplemental disclosures of cash flow information
Cash received for:
Reorganization interest income	$11	$22
Cash paid for:
Interest (net of amounts capitalized)	149	108
Income taxes paid (refunded), net	1	8
Reorganization professional fees and expenses	22	2
Supplemental disclosures of noncash investing and financing activities
Transfer of liabilities and other payables subject to compromise from operating assets and liabilities	47	75

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Operating Revenues
Electric	$1,237	$1,778
Natural gas	830	675

Total operating revenues	2,067	2,453

Operating Expenses
Cost of electricity	541	(166)
Cost of natural gas	486	315
Operating and maintenance	646	769
Depreciation, amortization, and decommissioning	310	271
Reorganization professional fees and expenses	35	16

Total operating expenses	2,018	1,205

Operating Income	49	1,248
Reorganization interest income	10	22
Interest income	1	—
Interest expense (non-contractual interest of $30 million in 2003 and $65 million in 2002)	(220)	(263)
Other income (expense), net	4	(5)

Income (Loss) Before Income Taxes	(156)	1,002
Income tax provision (benefit)	(84)	406

Income (Loss) Before Cumulative Effect of Changes in Accounting Principles	(72)	596
Cumulative effect of changes in accounting principles (net of income taxes of $(1) million in 2003)	(1)	—

Net Income (Loss)	(73)	596
Preferred dividend requirement	6	6

Income Available for (Loss Allocated to) Common Stock	$(79)	$590

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Balance at
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,646	$3,343
Restricted cash	191	150
Accounts receivable:
Customers (net of allowance for doubtful accounts of $63 million in 2003 and $59 million in 2002)	1,511	1,900
Related parties	18	17
Regulatory balancing accounts	126	98
Inventories:
Gas stored underground and fuel oil	82	154
Materials and supplies	122	121
Income taxes receivable	226	50
Prepaid expenses	66	110
Deferred income taxes	—	5

Total current assets	5,988	5,948

Property, Plant and Equipment
Electric	19,641	18,922
Gas	8,170	8,123
Construction work in progress	491	427

Total property, plant and equipment	28,302	27,472
Accumulated depreciation and decommissioning	(12,485)	(13,515)

Net property, plant and equipment	15,817	13,957

Other Noncurrent Assets
Regulatory assets	1,949	2,011
Nuclear decommissioning funds	1,314	1,335
Other	1,248	1,300

Total other noncurrent assets	4,511	4,646

TOTAL ASSETS	$26,316	$24,551

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Balance at
	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Long-term debt, classified as current	$591	$281
Current portion of rate reduction bonds	290	290
Accounts payable:
Trade creditors	468	380
Related parties	141	130
Regulatory balancing accounts	337	360
Other	388	374
Interest payable	189	126
Deferred income taxes	73	—
Other	527	625

Total current liabilities	3,004	2,566

Noncurrent Liabilities
Long-term debt	2,429	2,739
Rate reduction bonds	1,086	1,160
Regulatory liabilities	1,814	1,461
Asset retirement obligations	1,371	—
Deferred income taxes	1,529	1,485
Deferred tax credits	139	144
Other	1,293	1,274

Total noncurrent liabilities	9,661	8,263

Liabilities Subject to Compromise
Financing debt	5,605	5,605
Trade creditors	3,794	3,786

Total liabilities subject to compromise	9,399	9,391

Commitments and Contingencies (Notes 1, 2, and 6)	—	—

Preferred Stock With Mandatory Redemption Provisions
6.30% and 6.57%, outstanding 5,500,000 shares, due 2002-2009	137	137
Stockholders' Equity
Preferred stock without mandatory redemption provisions
Nonredeemable, 5% to 6%, outstanding 5,784,825 shares	145	145
Redeemable, 4.36% to 7.04%, outstanding 5,973,456 shares	149	149
Common stock, $5 par value, authorized 800,000,000 shares, issued 321,314,760 shares	1,606	1,606
Common stock held by subsidiary, at cost, 19,481,213 shares	(475)	(475)
Additional paid-in capital	1,964	1,964
Reinvested earnings	726	805

Total stockholders' equity	4,115	4,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,316	$24,551

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2003	2002
	(unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(73)	$596
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	310	271
Deferred income taxes and tax credits, net	117	(113)
Other deferred charges and noncurrent liabilities	80	70
Reversal of ISO accrual (Note 2)	—	(970)
Cumulative effect of a change in accounting principle	2	—
Net effect of changes in operating assets and liabilities:
Restricted cash	(41)	5
Accounts receivable	381	208
Inventories	71	111
Income taxes receivable	(176)	—
Accounts payable	122	453
Income taxes payable	—	519
Regulatory balancing accounts, net	(51)	125
Other working capital	24	95
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise (Note 2)	(39)	(225)
Other, net	7	14

Net cash provided by operating activities	734	1,159

Cash Flows From Investing Activities
Capital expenditures	(371)	(353)
Proceeds from sale of assets	5	—
Other, net	9	(7)

Net cash used by investing activities	(357)	(360)

Cash Flows From Financing Activities
Long-term debt matured, redeemed, or repurchased	—	(333)
Rate reduction bonds matured	(75)	(75)
Other, net	1	—

Net cash used by financing activities	(74)	(408)

Net change in cash and cash equivalents	303	391
Cash and cash equivalents at January 1	3,343	4,341

Cash and cash equivalents at March 31	$3,646	$4,732

Supplemental disclosures of cash flow information
Cash received for:
Reorganization interest income	$11	$22
Cash paid for:
Interest (net of amount capitalized)	116	65
Reorganization professional fees and expenses	22	2
Supplemental disclosures of noncash investing and financing activities
Transfer of liabilities and other payables subject to compromise from operating assets and liabilities, net	47	75

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Organization and Basis of Presentation

        PG&E Corporation was incorporated in California in 1995 and became the holding company of Pacific Gas and Electric Company, a debtor-in-possession (the Utility), and its subsidiaries on January 1, 1997. The Utility, incorporated in California in 1905, is the predecessor of PG&E Corporation. The Utility delivers electric service to approximately 4.8 million customers and natural gas service to approximately 3.9 million customers in Northern and Central California. Both PG&E Corporation and the Utility are headquartered in San Francisco. As discussed further in Note 2, on April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Northern District of California (Bankruptcy Court). Pursuant to Chapter 11, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court.

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

        This quarterly report should be read in conjunction with PG&E Corporation's and the Utility's Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in their combined 2002 Annual Report on Form 10-K, as amended, and PG&E Corporation's and the Utility's other reports filed with the Securities and Exchange Commission (SEC).

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

  •
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

  •
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

        The schedule below summarizes the amounts impacted by the change in methodology on PG&E Corporation's Consolidated Statements of Operations for the three months ended March 31, 2002:

	Prior Method of Presentation (Gross Method)	As Presented (Net Method)
	Three months ended March 31, 2002	Three months ended March 31, 2002
	(in millions)
Energy commodities and services(1)	$2,114	$498
Cost of commodities and services(2)	1,956	340

Net Subtotal	$158	$158

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

        The following is a reconciliation of PG&E Corporation's net income (loss) and weighted average common shares outstanding for calculating basic and diluted net income (loss) per share:

	Three months ended March 31,
	2003	2002
	(in millions, except per share amounts)
Income (loss) from continuing operations	$(278)	$623
Discontinued operations	(70)	8

Net income (loss) before cumulative effect of a change in accounting principle	(348)	631
Cumulative effect of a change in accounting principle	(6)	—

Net income (loss)	$(354)	$631

Weighted average common shares outstanding, basic	382	364
Add: Employee stock options and PG&E Corporation shares held by grantor trusts	—	4

Shares outstanding for diluted calculations	382	368

Earnings (Loss) Per Common Share, Basic
Income (loss) from continuing operations	$(0.73)	$1.71
Discontinued operations	(0.18)	0.02
Cumulative effect of a change in accounting principle	(0.02)	—

Net earnings (loss)	$(0.93)	$1.73

Earnings (Loss) Per Common Share, Diluted
Income (loss) from continuing operations	$(0.73)	$1.69
Discontinued operations	(0.18)	0.02
Cumulative effect of a change in accounting principle	(0.02)	—

Net earnings (loss)	$(0.93)	$1.71

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

Stock-Based Compensation

        PG&E Corporation and the Utility account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123." Under the intrinsic value method, PG&E Corporation and the Utility do not recognize any compensation expense for stock options, as the exercise price is equal to the fair market value of a share of PG&E Corporation common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, PG&E Corporation's pro forma consolidated earnings (loss) and earnings (loss) per share would have been as follows:

	Three months ended March 31,
	2003	2002
	(in millions, except per share amounts)
Net income (loss):
As reported	$(354)	$631
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5)	(5)

Pro forma	$(359)	$626

Basic earnings (loss) per share:
As reported	$(0.93)	$1.73

Pro forma	$(0.94)	$1.72
Diluted earnings (loss) per share:
As reported	$(0.93)	$1.71
Pro forma	$(0.94)	$1.70

        Had compensation expense been recognized using the fair value-based method under SFAS No. 123, the Utility's pro forma consolidated earnings (loss) would have been as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Income available for (loss allocated to) common stock:
As reported	$(79)	$590
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2)	(2)

Pro forma	$(81)	$588

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

	PG&E Corporation		Utility
	2003	2002	2003	2002
	(in millions)
Three months ended March 31
Net income available for (loss allocated to) common stock	$(354)	$631	$(79)	$590
Net gain (loss) in other comprehensive income (OCI) from current period hedging transactions and price changes in accordance with SFAS No. 133	(1)	(75)	—	—
Net reclassification from OCI to earnings	5	5	—	—
Foreign currency translation adjustment	3	—	—	—

Comprehensive income (loss)	$(347)	$561	$(79)	$590

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

	Three months ended March 31,
	2003	2002
	(in millions)
Utility proceeds from:
Administrative services provided to PG&E Corporation	$2	$1
Gas reservation services provided to PG&E ET	3	3
Trade deposit due from PG&E GTN	3	—
Utility payments for:
Administrative services received from PG&E Corporation	$13	$27
Interest accrued on pre-petition liability	2	—
Administrative services received from PG&E NEG	1	—
Gas commodity and transmission services received from PG&E ET	10	19
Transmission services received from PG&E GTN	15	12
Trade deposit due to PG&E ET	1	—

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

2003 Revision

        Subsequent to the issuance of PG&E Corporation's quarter ended March 31, 2003 consolidated financial statements, management discovered a misclassification of certain offsetting revenues and expenses within continuing operations. As a result PG&E Corporation's quarter ended March 31, 2003 Consolidated Financial Statements have been revised to reflect the reclassification. The reclassification resulted in a decrease in quarter ended March 31, 2003 Operating Revenues—Energy Commodities and Services from $540 million to $334 million, and a similar decrease in Operating Expenses—Cost of Energy Commodities and Services from $364 million to $158 million. The reclassification did not result in a change in consolidated operating income or net income, the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.

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

	Amount Owed	Agreed Upon Interest Rate
	(in millions)	(per annum)
Commercial Paper Claims	$873	7.466%
Floating Rate Notes	1,240	7.583%	(Implied yield of 7.690%)
Senior Notes	680	9.625%
Medium-Term Notes	287	5.810% to 8.450%
Revolving Line of Credit Claims	938	8.000%
Majority of QFs	75	5.000%
Other Claims	5,306	Various

Liabilities Subject to Compromise at March 31, 2003	$9,399

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

Debt in Default and Long-Term Debt

        The schedule below summarizes PG&E NEG's and its subsidiaries' outstanding debt in default and long-term debt as of March 31, 2003, and December 31, 2002:

			Outstanding Balance At
Description	Maturity	Interest Rates	March 31, 2003	December 31, 2002
			(in millions)
Debt in Default
PG&E NEG, Inc. Senior Unsecured Notes	2011	10.375%	$1,000	$1,000
PG&E NEG, Inc. Credit Facility-Tranche B (364-day)	11/14/02	Prime plus credit spread	431	431
PG&E NEG, Inc. Credit Facility-Tranche A (2-year facility with a $258 million maximum commitment)	8/23/03	Prime plus credit spread	73	42
Turbine and Equipment Facility	12/31/03	Prime plus credit spread	205	205
GenHoldings Construction Facility Tranche A	12/5/03	LIBOR plus credit spread	194	118
GenHoldings Construction Facility Tranche B	12/5/03	LIBOR plus credit spread	1,068	1,068
GenHoldings Swap Termination			50	50
Lake Road Construction Facility Tranche A	12/11/02	Prime plus credit spread	227	227
Lake Road Construction Facility Tranche B	12/11/02	Prime plus credit spread	219	219
Lake Road Construction Facility Tranche C		Prime plus credit spread	—	—
Lake Road Working Capital Facility	12/9/03	Prime plus credit spread	27	23
Lake Road Swap Termination	12/11/02		61	61
La Paloma Construction Facility Tranche A	12/11/02	Prime plus credit spread	374	367
La Paloma Construction Facility Tranche B	12/11/02	Prime plus credit spread	296	291
La Paloma Construction Facility Tranche C	12/11/02	Prime plus credit spread	21	20
La Paloma Working Capital Facility	12/9/03		46	29
La Paloma Swap Termination	12/11/02		81	79

Subtotal			$4,373	$4,230

Long-term debt
PG&E GTN Senior Unsecured Notes	2005	7.10%	$250	$250
PG&E GTN Senior Unsecured Debentures	2025	7.80%	150	150
PG&E GTN Senior Unsecured Notes	2012	6.62%	100	100
PG&E GTN Medium-Term Notes	2003	6.96%	6	6
PG&E GTN Credit Facility	5/2/05	LIBOR plus credit spread	40	58
USGenNE Credit Facility	9/1/03	LIBOR plus credit spread	75	75
Plains End Construction Facility	9/6/06	LIBOR plus credit spread	65	56
Other Debt Related to Attala	Various	Principally LIBOR plus credit spread	237	—
Mortgage Loan Payable	2010	CP rate + 6.07%	7	7
Other	Various	Various	20	20

Subtotal			$950	$722

Total Debt in Default and Long-term Debt			$5,323	$4,952

Amounts Classified as:
Debt in Default			$4,373	$4,230
Long-term Debt, Classified as Current			10	17
Long-term Debt			865	630
Amount Related to Liabilities of Operations Held for Sale, Classified as Current			75	75

Total Debt in Default and Long-term Debt			$5,323	$4,952

Accrued Interest

        For the period ended March 31, 2003, accrued interest was recorded on the following debt instruments:

PG&E NEG
(in millions)
PG&E NEG Senior Unsecured Notes	$91
PG&E NEG Inc. Credit Facility	17
Turbine and Equipment Facility	7
Lake Road Facilities	16
La Paloma Facilities	4
PG&E GTN Facilities	11

Total	$146

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). See Note 1, "General—Adoption of New Accounting Policies," for a more complete description of FIN 46. PG&E NEG currently is evaluating the impacts of FIN 46's initial recognition, measurement, and disclosure provisions on its Consolidated Financial Statements when these requirements become effective by the beginning of the third quarter of 2003.

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

  •
  2,344 MW of coal- and oil-fired power plants in Massachusetts;

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

        The following table reflects the combined operating results of USGenNE, Mountain View, and ET Canada for the three months ended March 31, 2003, and 2002:

	Three months ended March 31,
	2003	2002
	(in millions)
Operating Revenues	$122	$216
Operating Expenses
Cost of commodity sales and fuel	172	131
Operations, maintenance, and management	52	63
Depreciation and amortization	—	17

Total operating expense	$224	$211

Operating Income (Loss)	(102)	5
Interest income	7	10
Interest expense	(1)	—
Other expense, net	(4)	(2)

Income (Loss) Before Income Taxes	$(100)	$13
Income tax expense (benefit)	(35)	5

Earnings (Loss) from Assets classified as Discontinued Operations	$(65)	$8

        The following table reflects the components of assets and liabilities held for sale of USGenNE at March 31, 2003, and the combined components of assets and liabilities held for sale of USGenNE, Mountain View, and ET Canada at December 31, 2002:

	Balance At
	March 31, 2003	December 31, 2002
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$52	$32
Accounts receivable—trade	157	300
Inventory	53	82
Price risk management	2	196

Prepaid expenses, deposits and other	2	97

Total current assets held for sale	266	707

Property, Plant and Equipment
Total property, plant and equipment(1)	718	799
Accumulated depreciation	(279)	(285)

Net property, plant and equipment	439	514

Other Noncurrent Assets
Long-term receivables(2)	303	319
Intangible assets, net of accumulated amortization of $37 million and $37 million	20	20
Price risk management	7	30
Other	41	33

Total noncurrent assets held for sale	810	916

TOTAL ASSETS HELD FOR SALE	$1,076	$1,623

LIABILITIES
Current Liabilities
Long-term debt, classified as current	$75	$75
Accounts payable and Accrued expenses	31	207
Price risk management	161	331
Out-of-market contractual obligations(3)	86	86

Total current liabilities of operations held for sale	353	699

Noncurrent Liabilities
Price risk management	241	272
Out-of-market contractual obligations(3)	501	501
Other noncurrent liabilities and deferred credit	16	20

Total noncurrent liabilities held for sale	758	793

TOTAL LIABILITIES HELD FOR SALE	1,111	1,492

NET ASSETS (LIABILITIES) HELD FOR SALE	$(35)	$131

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

        The schedule below summarizes the activities affecting Accumulated Other Comprehensive Income (Loss), net of tax, from derivative instruments:

	Three months ended March 31, 2003		Three months ended March 31, 2002
	PG&E Corporation	Utility	PG&E Corporation	Utility
	(in millions)
Derivative gains (losses) included in accumulated other comprehensive income (loss) at beginning of period	$(90)	$—	$36	$—
Net gain (loss) from current period hedging transactions and price changes	(1)	—	(75)	—
Net reclassification to earnings	5	—	5	—

Derivative gains (losses) included in accumulated other comprehensive income at end of period	(86)	—	(34)	—
Foreign currency translation adjustment	—	—	(5)	(2)
Other	—	—	(1)	—

Accumulated other comprehensive income (loss) at end of period	$(86)	$—	$(40)	$(2)

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

        PG&E Corporation's net gains (loss) on trading activities are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Trading activities:
Unrealized gains (loss), net	$8	$(3)
Realized gains (loss), net	(33)	45

Total	$(25)	$42

Price Risk Management Assets and Liabilities

        PRM assets and liabilities on the accompanying PG&E Corporation Consolidated Balance Sheets reflect the aggregation of the fair values of outstanding contracts. These fair values are calculated on a mark-to-market basis for contracts that will be settled in future periods. PRM assets and liabilities at March 31, 2003, include amounts for trading and non-trading activities, as described below:

	PRM Assets		PRM Liabilities
					Net Assets (Liabilities)
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Trading activities	$688	$202	$(632)	$(247)	$11
Non-trading activities	29	62	(10)	(12)	69

Total consolidated PRM assets and liabilities	$717	$264	$(642)	$(259)	$80

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

Credit Risk

        Credit risk is the risk of loss that PG&E Corporation and the Utility would incur if counterparties failed to perform their contractual obligations (these obligations are reflected as Accounts Receivable—Customers, net; notes receivable included in Other Noncurrent Assets—Other; Price Risk Management (PRM) assets; and Assets Held For Sale on the Consolidated Balance Sheets of PG&E Corporation and the Utility, as applicable). PG&E Corporation and the Utility conduct business primarily with customers or vendors, referred to as counterparties, in the energy industry. These counterparties include other investor-owned utilities, municipal utilities, energy trading companies, financial institutions, and oil and gas production companies located in the United States and Canada. This concentration of counterparties may impact PG&E Corporation's and the Utility's overall exposure to credit risk because their counterparties may be similarly affected by economic or regulatory changes, or other changes in conditions.

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

	Gross Credit Exposure Before Credit Collateral(1)	Credit Collateral(2)	Net Credit Exposure(2)	Number of Counterparties >10 percent	Net Exposure of Counterparties >10 percent
	(in millions)
At March 31, 2003
PG&E Corporation	$789	$198	$591	$—	$—
Utility(3)	306	116	190	1	32
At December 31, 2002
PG&E Corporation	$1,165	$195	$970	$—	$—
Utility(3)	288	113	175	2	55

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

Credit Quality(1)	Net Credit Exposure(2)	Percentage of Net Credit Exposure
	(in millions)
At March 31, 2003
PG&E Corporation
Investment-grade(3)(4)	$380	64%
Noninvestment-grade	119	20%
Not rated(4)	92	16%

Total	$591	100%

Utility
Investment-grade(3)(4)	$110	58%
Noninvestment-grade	80	42%
Not rated(4)	—	—

Total	$190	100%

At December 31, 2002
PG&E Corporation
Investment-grade(3)(4)	$700	72%
Noninvestment-grade	205	21%
Not rated(4)	65	7%

Total	$970	100%

Utility
Investment-grade(3)(4)	$111	63%
Noninvestment-grade	64	37%
Not rated(4)	—	—

Total	$175	100%

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

PG&E NEG

Letters of Credit

        In addition to the outstanding balances under the credit facilities described in Note 3, PG&E NEG has commitments available under facilities to issue letters of credit. The following table lists the various letter of credit facilities that have the capacity to issue letters of credit:

Borrower	Maturity	Letter of Credit Capacity	Letter of Credit Outstanding March 31, 2003
	(in millions)
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

        DTE-Georgetown—By letter dated October 14, 2002, DTE provided notice to PG&E ET that the downgrade of PG&E GTN constituted a material adverse change under the tolling agreement between PG&E ET and DTE and that PG&E ET was required to post replacement security within ten days. By letter dated October 23, 2002, PG&E ET advised DTE that because there had not been a material adverse change with respect to PG&E GTN within the meaning of the tolling agreement, PG&E ET was not required to post replacement security. If PG&E ET was required to post replacement security and it failed to do so, DTE would have the right to terminate the tolling agreement and seek recovery of a termination payment.

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

        Southaven and Caledonia Tolling Agreements—PG&E ET signed a tolling agreement with Southaven dated as of June 1, 2000, under which PG&E ET is required to provide credit support as defined in the tolling agreement. PG&E ET satisfied this obligation by providing an investment-grade guarantee from PG&E NEG as defined in the tolling agreement. The amount of the guarantee now does not exceed $175 million. By letter dated August 31, 2002, Southaven advised PG&E ET that it believed an event of default under the tolling agreement had taken place with respect to this obligation because PG&E NEG was no longer investment-grade as defined in the tolling agreement, and because PG&E ET had failed to provide, within 30 days from the downgrade, substitute credit support that met the requirements of the tolling agreement. Southaven has the right to terminate the agreement and seek a termination payment. In addition, PG&E ET provided Southaven with a notice of default respecting Southaven's performance under the tolling agreement and concerning the inability of the facility to inject its output into the local grid. Southaven has not cured this default and on February 4, 2003, PG&E ET provided a notice of termination.

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

        Segment information for the three months ended March 31, 2003, and 2002, was as follows:

		PG&E National Energy Group
	Utility	Total PG&E NEG	Integrated Energy & Marketing Activities	Interstate Pipeline Operations	PG&E NEG Eliminations	PG&E Corporation, Eliminations and Other(1)	Total
	(in millions)
Three months ended March 31, 2003
Operating revenues (as revised)	$2,064	$337	$306	$49	$(18)	$—	$2,401
Intersegment revenues(2)	3	22	7	15	—	(25)	—

Total operating revenues	2,067	359	313	64	(18)	(25)	2,401
Income (Loss) from continuing operations(3)	(78)	(254)	(150)	16	(120)	54	(278)
Net income (loss)(4)	(79)	(369)	(217)	16	(168)	94	(354)
Three months ended March 31, 2002(5)
Operating revenues(6)	2,450	485	442	47	(4)	—	2,935
Intersegment revenues(2)	3	31	19	12	—	(34)	—

Total operating revenues	2,453	516	461	59	(4)	(34)	2,935
Income (Loss) from continuing operations(3)	590	29	18	18	(7)	4	623
Net income (loss)(4)	590	37	26	18	(7)	4	631
Total assets at March 31, 2003(7)	$26,316	$7,613	$7,254	$1,350	$(991)	$1,364	$35,293
Total assets at March 31, 2002(7)	$25,279	$10,669	$9,212	$1,290	$167	$350	$36,298

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

        This MD&A explains the general financial condition and the results of operations of PG&E Corporation and its subsidiaries, including:

  •
  Factors that affect each business;

  •
  A comparison of revenues and expenses and why they changed between periods;

  •
  The sources and uses of cash between periods; and

  •
  How all of this along with related commitments and contingencies affects overall financial condition.

        This is a combined Quarterly Report on Form 10-Q/A of PG&E Corporation and the Utility and includes separate Consolidated Financial Statements for each of these two entities. The Consolidated Financial Statements of PG&E Corporation reflect the accounts of PG&E Corporation, the Utility, PG&E NEG, and other wholly-owned and controlled subsidiaries. The Consolidated Financial Statements of the Utility reflect the accounts of the Utility and its wholly-owned and controlled subsidiaries. This combined MD&A should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included herein. Further, this Quarterly Report should be read in conjunction with PG&E Corporation's and the Utility's Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in their combined 2002 Annual Report on Form 10-K, as amended. As discussed in Note 1 to the Notes to the Consolidated Financial Statements, PG&E Corporation's 2003 Consolidated Statement of Operations has been revised. This management's discussion and analysis gives effect to the revisions.

Forward-Looking Statements and Risk Factors

        This combined Quarterly Report on Form 10-Q/A, including this MD&A, contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," "could," "should," "would," "may," and other similar expressions. Actual results could differ materially from those contemplated by the forward-looking statements.

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

  •
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

  •
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

  •
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

  •
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

  •
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

  •
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

  •
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

  •
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

  •
  Tolling agreements; and

  •
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

        PG&E NEG has the following credit facilities outstanding at March 31, 2003 (in millions):

	Total Bank Commitment	Balance
PG&E NEG Inc.—Tranche A (2 year facility)(a)	$258	$258
PG&E NEG Inc.—Tranche B (364 day facility)(a)	431	431
PG&E ET & Subsidiaries—Facility One	35	33
PG&E ET & Subsidiaries—Facility Two	19	19
PG&E Gen	7	7
USGenNE	100	88
PG&E GTC and Subsidiaries	125	40

Total	$975	$876

(a)
PG&E NEG is currently in default on both its Tranche A and Tranche B credit facility.

CASH FLOWS

Utility

        The following section discusses the Utility's significant cash flows from operating, investing, and financing activities for the three months ended March 31, 2003, and 2002.

Operating Activities

        Results from the Utility's consolidated cash flows from operating activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Net income (loss)	$(73)	$596
Non-cash (income) expenses:
Depreciation and amortization	310	271
Net reversal of ISO accrual and DWR revenue requirement adjustment	—	(970)
Increase in accounts payable	122	453
Other items of cash:
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise	(39)	(225)
Change in income tax receivable	(176)	—
Other changes in operating assets and liabilities	590	1,034

Net cash provided by operating activities	$734	$1,159

        Cash provided by operating activities decreased by $425 million during the three months ended March 31, 2003, in comparison to the same period in the prior year. This decrease was mainly due to the following:

  •
  Net income decreased by $669 million due primarily to lower electric sales volumes, an increase in revenues passed through to the DWR and an increase in the cost of electricity. See discussion of factors impacting the Utility's net income in the "Results of Operations" section of this MD&A. Net income for the three months ended March 31, 2003, included net non-cash expense of $509 million, including $310 million of depreciation. Net income in the three months ended March 31, 2002, included net non-cash income totaling $742 million, including $271 million in depreciation and a reversal of ISO charges of $970 million.

  •
  Payments on amounts classified as liabilities subject to compromise decreased by $186 million in 2003 compared to 2002 due to significant pre-petition amounts paid to QF's in the first quarter of 2002 based on Bankruptcy Court approved settlements.

  •
  Other changes in operating assets and liabilities provided cash flows of $491 million in the first quarter of 2003 and $478 million in the first quarter of 2002 primarily through the collection of customer receivables and the usage of stored gas and fuel oil inventories.

Investing Activities

        Results from the Utility's consolidated cash flows from investing activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Capital expenditures	$(371)	$(353)
Net proceeds from sales of assets	5	—
Other investing activities	9	(7)

Net cash used by investing activities	$(357)	$(360)

        Net cash used by investing activities decreased by $3 million during the three months ended March 31, 2003, in comparison to the same period in the prior year. The variance is mainly attributable to proceeds from the sale of assets during the first quarter of 2003 offset by an increase in capital expenditures.

Financing Activities

        Results from the Utility's consolidated cash flows from financing activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Long-term debt issued, matured, redeemed, or repurchased	$—	$(333)
Rate reduction bonds matured	(75)	(75)
Other financing activities	1	—

Net cash used by financing activities	$(74)	$(408)

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

        At March 31, 2003, PG&E NEG and its subsidiaries had the following unrestricted cash and short-term investment balances:

(in millions)
PG&E NEG	$110
PG&E ET and Subsidiaries	153
PG&E Gen and Subsidiaries	172
PG&E GTN and Subsidiaries	29
Other	49

Consolidated PG&E NEG	$513

Operating Activities

        Results from PG&E NEG's consolidated cash flows from operating activities for the three months ended March 31, 2003 and 2002 are as follows on a summarized basis:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Net income (loss)	$(369)	$37
Adjustments to reconcile net income to net cash (used in) provided by operating activities before price risk management assets and liabilities	240	(20)

Subtotal	(129)	17
Price risk management assets and liabilities, net	(46)	21
Net effect of changes in operating assets and liabilities:
Restricted cash	(65)	(12)
Net, accounts receivable, accounts payable and accrued liabilities	83	109
Inventories, prepaids, deposits and other	157	(92)

Net cash provided by operating activities	$—	$43

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

        Results from PG&E NEG's consolidated cash flows from investing activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Capital expenditures	$(101)	$(358)
Proceeds from disposal of discontinued operations	102	—
Other, net	16	1

Net cash provided by (used) in investing activities	$17	$(357)

        Total capital expenditures detailed by business segment and expenditure amount associated with construction work in progress for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Integrated Energy and Marketing Activities	$100	$313
Interstate Pipeline Operations	1	45

Total Capital Expenditures	$101	$358

Expenditure associated with Construction work in progress	$90	$315

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

Financing Activities

        Results from PG&E NEG's consolidated cash flows from financing activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Net borrowings under credit facilities	$—	$76
Long-term debt issued	152	190

Long-term debt matured, redeemed, or repurchased	(18)	(7)
Deferred financing costs	(1)	(20)

Net cash provided by financing activities	$133	$239

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

Operating Activities

        PG&E Corporation's sources and uses of cash from operating activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Net income (loss)	$(354)	$631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	336	320
Net effect of changes in operating assets and liabilities:
Restricted cash	141	5
Accounts receivable	433	428
Accounts payable	177	344
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise	(39)	(248)
Assets and liabilities of operations held for sale	(20)	(41)
Other, net	259	(249)

Net cash provided by operating activities	$933	$1,190

        Net cash provided by operating activities was $933 million in 2003 and $1,190 million in 2002. The decrease in 2003 was due primarily to the following factors:

  •
  The release of loan proceeds of $246 million, net of $54 million interest reserve, to PG&E Corporation from escrow during the first quarter of 2003. The amount was reclassified from Restricted Cash to Cash and Cash Equivalent on the PG&E Corporation Consolidated Balance Sheet for the three months ended March 31, 2003.

  •
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

  •
  PG&E NEG's net cash provided from operating activities decreased as a result of realized losses from pricing changes and trade terminations and increased restricted cash requirements, partially off-set by a reduction in inventory levels and prepaid expenses.

Investing Activities

        PG&E Corporation's sources and uses of cash from investing activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Capital expenditures	$(472)	$(711)
Proceeds from disposal of discontinued operations	102	—
Other, net	30	(6)

Net cash used by investing activities	$(340)	$(717)

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

Financing Activities

        PG&E Corporation's sources and uses of cash from financing activities for the three months ended March 31, 2003, and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in millions)
Net borrowings under credit facilities	$—	$76
Long-term debt issued	152	190
Long-term debt matured, redeemed, or repurchased	(18)	(340)
Rate reduction bonds matured	(75)	(75)
Common stock issued	21	21
Other, net	—	(20)

Net cash provided (used) by financing activities	$80	$(148)

        Net cash provided by financing activities was $80 million in 2003 and net cash used by financing activities was $148 million in 2002. The increase in 2003 was due primarily to the following factors:

  •
  The Utility repaid $333 million of mortgage bonds in the first quarter of 2002, with no such repayments in the first quarter of 2003.

  •
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

		PG&E National Energy Group
						PG&E Corporation, Eliminations and Other(1)
	Utility	Total PG&E NEG	Integrated Energy & Marketing Activities	Interstate Pipeline Operations	PG&E NEG Eliminations		Total
	(in millions)
Three months ended March 31, 2003
Operating revenues	$2,067	$359	$313	$64	$(18)	$(25)	$2,401
Operating expenses	2,018	538	481	27	30	(26)	2,530

Operating income (loss)	49	(179)	(168)	37	(48)	1	(129)

Interest income							14
Interest expense							(375)
Other income (expenses), net							3

Loss before income taxes							(487)
Income taxes							(209)

Loss from continuing operations							(278)

Net loss							$(354)

Three months ended March 31, 2002(2)
Operating revenues(3)	$2,453	$516	$461	$59	$(4)	$(34)	$2,935
Operating expenses	1,205	460	429	26	5	(31)	1,634

Operating income (loss)	1,248	56	32	33	(9)	(3)	1,301

Interest income							32
Interest expense							(334)
Other income (expenses), net							20

Income before income taxes							1,019
Income taxes							396

Income from continuing operations							623

Net income							$631

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

PG&E Corporation—Consolidated

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

        The significant changes to items affecting net income attributable to the Utility and PG&E NEG for the three months ended March 31, 2003, as compared to the same period in 2002, are summarized in the table below:

(in millions)
Utility
Electric revenues	$(541)
Natural gas revenues	155
Cost of electricity	(707)
Cost of natural gas	(171)
Operating and maintenance expenses	123
Depreciation,amortization, and decommissioning	(39)
Reorganization fees and expenses	(19)
Interest and other income	(2)
Interest expense	43
PG&E NEG
Operating revenues	(157)
Cost of commodity sales and fuel	157
Impairments, write-offs, and other charges	(200)
Operations maintenance, and management expenses	(20)
Administrative and general expenses	(16)
Depreciation and amortization	5
Interest expense	(89)
Discontinued operations	(115)
Cumulative effect of changes in accounting principles	(8)

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

Utility

Electric Revenues

        The following table shows a breakdown of the Utility's electric revenue by customer class:

	Three months ended March 31,
	2003	2002
	(in millions)
Residential	$921	$945
Commercial	845	881
Industrial	305	336

Agricultural	68	65
Miscellaneous	(64)	40
Direct access credits	(81)	(109)
DWR pass-through revenue	(757)	(380)

Total electric operating revenues	$1,237	$1,778

        Electric revenues in the first quarter of 2003 decreased $541 million, or 30.4 percent, from 2002 primarily due to the following factors:

  •
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

  •
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

Cost of Electricity

        The following table shows a breakdown of the Utility's cost of electricity:

	Three months ended March 31,
	2003	2002
	(in millions)
Cost of purchased power	$524	$405
Fuel used in own generation	17	24
Adjustments to purchased power accruals	—	(595)

Total cost of electricity	$541	$(166)

Average cost of purchased power per kWh	$0.089	$0.069

Total purchased power (GWh)	5,879	5,906

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

  •
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

Natural Gas Revenues

        Natural gas revenues are made up of bundled gas revenues and transportation-only revenues.

        The following table shows a breakdown of the Utility's natural gas revenue:

	Three months ended March 31,
	2003	2002
	(in millions)
Bundled gas revenues	$949	$773
Transportation service only revenue	66	80
Other	(185)	(178)

Total natural gas revenues	$830	$675

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

Cost of Natural Gas

        The following table shows a breakdown of the Utility's cost of natural gas:

	Three months ended March 31,
	2003	2002
	(in millions)
Cost of natural gas sold	$450	$290
Cost of gas transportation	36	25

Total cost of natural gas	$486	$315

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

Operating Revenues

        PG&E NEG's operating revenues were $359 million in the three months ended March 31, 2003, a decrease of $157 million from the three months ended March 31, 2002. These decreases occurred primarily in the Integrated Energy and Marketing Activities segment and are primarily a result of the activities associated with the winding down of PG&E NEG's energy trading operations. Interstate Pipeline Operations operating revenues increased $5 million primarily due to the addition of the North Baja pipeline operations compared to the same period last year.

Operating Expenses

        PG&E NEG's operating expenses were $538 million in the three-month period ended March 31, 2003, an increase of $78 million from the same period in the prior year. These increases occurred primarily as a result of $200 million impairment and write-off charges in the first quarter 2003. The cost of commodity sales and fuel decreased $157 million in line with decreases in operating revenues and were primarily attributable to the activities associated with the winding down of PG&E NEG's energy trading operations. Operations, maintenance and management costs increased $20 million in the first quarter of 2003 as compared to the same period last year principally due to additional merchant generation facilities in operations. Administrative and general expenses were $16 million higher in the first quarter 2003 compared to 2002 primarily due to costs associated with PG&E NEG's restructuring efforts.

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

        Effective January 1, 2003, the Utility established the Energy Resource Recovery Account (ERRA) to record and recover electricity costs, excluding the DWR's electricity contract costs, associated with the Utility's authorized procurement plan. Electricity costs recorded in the ERRA include, but are not limited to, fuel costs for retained generation, QF contracts, inter- utility contracts, ISO charges, irrigation district contracts, other power purchase agreements, bilateral contracts, forward hedges, prepayments, collateral requirements associated with procurement, and ancillary services. The Utility offsets these costs by reliability-must-run revenues, the Utility's allocation of revenues from surplus electricity sales, and the ERRA revenue requirement.

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

	Three months ended March 31,
	2003	2002
	(in millions)
Fair values of trading contracts at beginning of period	$(22)	$33
Net (gain) loss on contracts settled during the period	33	(45)
Fair value of new trading contracts when entered into	—	—
Other changes in fair values	—	43

Fair values of trading contracts outstanding at end of period	11	31
Fair value of non-trading contracts at the end of the period	(324)	(28)

Net price risk management assets (liabilities) at end of period	$(313)	$3

Net price risk management assets (liabilities) held for sale	$(393)
Net price risk management assets (liabilities) reported on the Consolidated Balance Sheets	$80

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

        The following table shows the fair value of PG&E Corporation's trading contracts grouped by maturity at March 31, 2003.

	Fair Value of Trading Contracts(1)
Source of Prices Used in Estimating Fair Value	Maturity Less than One Year	Maturity One-Three Years	Maturity Four-Five Years	Maturity in Excess of Five Years	Total Fair Value
	(in millions)
Actively quoted markets(2)	$18	$11	$—	$—	$29
Provided by other external sources	59	(82)	(18)	—	(41)
Based on models and other valuation methods(3)	(20)	(8)	1	50	23

Total Mark-to-Market	$57	$(79)	$(17)	$50	$11

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

Utility Electric Commodity Price Risk

        Purchased Power—In compliance with regulatory requirements, the Utility manages commodity price risk independently from the activities in PG&E Corporation's unregulated businesses. The Utility also reports its commodity price risk separately for its electric and natural gas businesses.

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

        Nuclear Fuel—The Utility has purchase agreements for nuclear fuel components and services for use in operating the Diablo Canyon generating facility. The Utility relies on large, well-established international producers for its long-term agreements in order to diversify its commitments and ensure security of supply. Pricing terms are also diversified, ranging from fixed prices to base prices that are adjusted using published information.

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

	March 31, 2003	December 31, 2002
	(in millions)
Utility
Non-trading activities(1)	$4	$4
PG&E NEG
Trading activities	16	8
Non-trading activities:
Non-trading contracts that receive mark-to-market accounting treatment(2)	10	3
Non-trading contracts accounted for as hedges(3)	12	9

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

        PG&E NEG's value-at-risk for trading and non-trading activities has increased as of March 31, 2003, as compared to levels as of December 31, 2002, due to strong prices and increased market volatility across all commodities. As PG&E NEG continues to wind down its trading positions, additional increases in prices or volatility could cause value-at-risk levels to increase. See the discussion above in the "Liquidity and Financial Resources—PG&E NEG" section of this MD&A for further information regarding PG&E NEG's current financial situation.

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

Credit Risk

        Credit risk is the risk of loss that PG&E Corporation and the Utility would incur if counterparties failed to perform their contractual obligations (these obligations are reflected as Accounts Receivable—Customers, net; notes receivable included in Other Noncurrent Assets—Other; Price Risk Management (PRM) assets; and Assets Held For Sale on the Consolidated Balance Sheets of PG&E Corporation and the Utility, as applicable). PG&E Corporation and the Utility conduct business primarily with customers or vendors, referred to as counterparties, in the energy industry. These counterparties include other investor-owned utilities, municipal utilities, energy trading companies, financial institutions, and oil and gas production companies located in the United States and Canada. This concentration of counterparties may impact PG&E Corporation's and the Utility's overall exposure to credit risk because their counterparties may be similarly affected by economic or regulatory changes, or other changes in conditions.

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

	Gross Credit Exposure Before Credit Collateral(1)	Credit Collateral(2)	Net Credit Exposure(2)	Number of Counterparties >10 percent	Net Exposure of Counterparties >10 percent
	(in millions)
At March 31, 2003
PG&E Corporation	$789	$198	$591	$—	$—
Utility(3)	306	116	190	1	32
At December 31, 2002
PG&E Corporation	$1,165	$195	$970	$—	$—
Utility(3)	288	113	175	2	55

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

Credit Quality(1)	Net Credit Exposure(2)	Percentage of Net Credit Exposure
	(in millions)
At March 31, 2003
PG&E Corporation
Investment-grade(3)(4)	$380	64%
Noninvestment-grade	119	20%
Not rated(4)	92	16%

Total	$591	100%

Utility
Investment-grade(3)(4)	$110	58%
Noninvestment-grade	80	42%
Not rated(4)	—	—

Total	$190	100%

At December 31, 2002
PG&E Corporation
Investment-grade(3)(4)	$700	72%
Noninvestment-grade	205	21%
Not rated(4)	65	7%

Total	$970	100%

Utility
Investment-grade(3)(4)	$111	63%
Noninvestment-grade	64	37%
Not rated(4)	—	—

Total	$175	100%

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        PG&E Corporation's and Pacific Gas and Electric Company's (the Utility) primary market risk results from changes in energy prices and interest rates. PG&E Corporation engages in price risk management activities for both trading and non-trading purposes. The Utility engages in price risk management activities for non-trading purposes only. Both PG&E Corporation and the Utility may engage in these price management activities using forwards, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices, interest rates, and foreign currencies. (See the "Risk Management Activities" section included in Item 1: Management's Discussion and Analysis of Financial Condition and Results of Operations filed as a part of this amended report on Form 10-Q/A.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

Exhibit 3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 29, 2002 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609), Exhibit 3.1)
Exhibit 3.2	Bylaws of PG&E Corporation amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.3)
Exhibit 3.3
Bylaws of Pacific Gas and Electric Company amended as of February 19, 2003 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-2348), Exhibit 3.5)
Exhibit 10.1
Operating Agreement between Pacific Gas and Electric Company and California Department of Water Resources dated as of April 17, 2003 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
Exhibit 10.2*
PG&E Corporation Executive Stock Ownership Program Guidelines dated as of February 19, 2003 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)
Exhibit 10.3
Waiver Letter dated as of March 21, 2003, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed April 2, 2003 (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
Exhibit 10.4
Commitment Letter dated March 5, 2003, between PG&E Corporation and Lehman Brothers, Inc. (incorporated by reference to PG&E Corporation's Form 8-K filed March 6, 2003 (File No. 1-12609), Exhibit 99.2)
Exhibit 11	Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609), Exhibit 11)
Exhibit 12.1
Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-2348), Exhibit 12.1)
Exhibit 12.2
Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-2348), Exhibit 12.2)
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

*
Management contract or compensatory agreement

(b)
The following Current Reports on Form 8-K(1) were filed during the first quarter of 2003 and through the date hereof:

1.	January 6, 2003	Item 5.	Other Events
			A.	Resumption of Power Procurement
			B.	Motion to Extend Exclusivity Period
			C.	2003 General Rate Case
			D.	Pacific Gas and Electric Company bankruptcy—Monthly Operating Report
		Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 99—Pacific Gas and Electric Company Income Statement for the month Ended November 30, 2002, and Balance Sheet dated November 30, 2002
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

Exhibit 99.2—Second Omnibus Restructuring Agreement dated as of December 4, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc.

Exhibit 99.3—Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002

Exhibit 99.4—Second Omnibus Restructuring Agreement dated as of December 4, 2002, among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc.

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
Exhibit 99.1—Pacific Gas and Electric Company Income Statement for the month ended January 31, 2003, and Balance Sheet dated January 31, 2003
Exhibit 99.2—Commitment Letter dated March 5, 2003, between PG&E Corporation and Lehman Brothers Inc.
4.	March 12, 2003	Item 5.	Other Events: Pacific Gas and Electric Company Bankruptcy
			A.	Stay of Confirmation Trial
			B.	Express Preemption Appeal
5.	March 17, 2003	Item 5.	Other Events
Pacific Gas and Electric Company's 2002 Attrition Revenue Adjustment
6.	April 2, 2003	Item 5.	Other Events
			A.	Agreement with El Paso Corporation
			B.	FERC Decision to Increase Amount of Power Refunds
			C.	Pacific Gas and Electric Company Bankruptcy—Monthly Operating Report
		Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 99.1—Pacific Gas and Electric Company Income Statement for the month ended February 28, 2003 and Balance Sheet dated February 28, 2003
7.	April 2, 2003	Item 5.	Other Events
PG&E Corporation and PG&E National Energy Group, Inc.
			A.	GenHoldings I, LLC
			B.	Options to Purchase Shares of PG&E NEG
		Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 99.1—Waiver Letter dated as of March 21, 2003, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc.
8.	April 21, 2003	Item 5.	Other Events
Pacific Gas and Electric Company's General Rate Case Proceeding
9.	April 24, 2003	Item 5.	Other Events
Pacific Gas and Electric Company Bankruptcy—Further Stay of Confirmation Trial

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
DINYAR B. MISTRY Vice President and Controller (duly authorized officer and principal accounting officer)

Dated: June 30, 2003

I, Robert D. Glynn, Jr., certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of PG&E Corporation;

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

  •
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

Date: June 30, 2003

/S/ ROBERT D. GLYNN, JR. ROBERT D. GLYNN, JR. Chairman, Chief Executive Officer and President PG&E Corporation

I, Peter A. Darbee, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of PG&E Corporation;

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

  •
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

Date: June 30, 2003

/S/ PETER A. DARBEE PETER A. DARBEE Senior Vice President and Chief Financial Officer PG&E Corporation

I, Gordon R. Smith, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of Pacific Gas and Electric Company;

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

  •
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

Date: June 30, 2003

/S/ GORDON R. SMITH GORDON R. SMITH President and Chief Executive Officer Pacific Gas and Electric Company

I, Kent M. Harvey, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of Pacific Gas and Electric Company;

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

  •
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

Date: June 30, 2003

/S/ KENT M. HARVEY KENT M. HARVEY Senior Vice President, Chief Financial Officer, and Treasurer Pacific Gas and Electric Company

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 29, 2002 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609), Exhibit 3.1)
Exhibit 3.2	Bylaws of PG&E Corporation amended as of February 19, 2003 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 3.3
Exhibit 3.3
Bylaws of Pacific Gas and Electric Company amended as of February 19, 2003 (incorporated by reference to Pacific Gas and Electric Company's Form 10-K for the year ended December 31, 2002 (File No. 1-2348), Exhibit 3.5
Exhibit 10.1
Operating Agreement between Pacific Gas and Electric Company and California Department of Water Resources dated as of April 17, 2003 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)
Exhibit 10.2*
PG&E Corporation Executive Stock Ownership Program Guidelines dated as of February 19, 2003 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)
Exhibit 10.3
Waiver Letter dated as of March 21, 2003, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation's and PG&E National Energy Group, Inc.'s Form 8-K filed April 2, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1
Exhibit 10.4
Commitment Letter dated March 5, 2003, between PG&E Corporation and Lehman Brothers, Inc. (incorporated by reference to PG&E Corporation's Form 8-K filed March 6, 2003) (File No. 1-12609), Exhibit 99.2
Exhibit 11	Computation of Earnings Per Common Share (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609), Exhibit 11)
Exhibit 12.1
Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-2348), Exhibit 12.1)
Exhibit 12.2
Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-2348), Exhibit 12.2)
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

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
PG&E CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts)
PG&E CORPORATION CONSOLIDATED BALANCE SHEETS (in millions)
PG&E CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)
PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION CONSOLIDATED BALANCE SHEETS (in millions)
PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit Index