Form 10-Q
period 2003-06-30
PG&E CORP
filed 2003-08-19
CIK 1004980

(Mark One)
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR

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

Yes x		No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes x		No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

Common Stock Outstanding, August 13, 2003:
PG&E Corporation		412,035,998 shares
Pacific Gas and Electric Company		Wholly owned by PG&E Corporation

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY,
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)	(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating Revenues		(as revised see Note 1)		(as revised see Note 1)
Utility	$2,730	$2,714	$4,797	$5,167
Energy commodities and services	196	223	430	443

Total operating revenues	2,926	2,937	5,227	5,610

Operating Expenses
Cost of electricity and natural gas for utility	835	703	1,862	852
Cost of energy commodities and services	55	86	114	131
Depreciation, amortization, and decommissioning	325	317	649	619
Operating and maintenance	913	765	1,698	1,624
Impairments, write-offs, and other charges	30	265	230	265
Reorganization professional fees and expenses	65	18	100	34

Total operating expenses	2,223	2,154	4,653	3,525

Operating Income	703	783	574	2,085
Reorganization interest income	17	19	27	41
Interest income	8	13	12	23
Interest expense	(364)	(360)	(739)	(694)
Other income (expense), net	-	(17)	3	3

Income (Loss) Before Income Taxes	364	438	(123)	1,458
Income tax provision (benefit)	145	159	(64)	555

Income (Loss) From Continuing Operations	219	279	(59)	903
Discontinued Operations
Earnings (loss) from operations of assets held for sale

(net of income tax expense (benefit) of zero million and $(35) million for the three and six months ended June 30, 2003, and $(3) million and $2 million for the three and six months ended June 30, 2002)

	(4)	-	(69)	7
Net gain on disposal of assets held for sale
(net of income tax expense of $2 million and zero million for the three and six months ended June 30, 2003)
	12	-	7	-

Net Income (Loss) Before Cumulative Effect of Changes
in Accounting Principles	227	279	(121)	910
Cumulative effect of changes in accounting principles
(net of income tax (benefit) of zero million and $(4) million for the three and six months ended June 30, 2003, and $(42) million for the three and six months ended June 30, 2002)	-	(61)	(6)	(61)

Net Income (Loss)	$227	$218	$(127)	$849

Weighted Average Common Shares Outstanding, Basic	384	366	383	365

Earnings (Loss) Per Common Share
from Continuing Operations, Basic	$0.57	$0.76	$(0.15)	$2.48

Net Earnings (Loss) Per Common Share, Basic	$0.59	$0.60	$(0.33)	$2.33

Earnings (Loss) Per Common Share
from Continuing Operations, Diluted	$0.54	$0.75	$(0.15)	$2.44

Net Earnings (Loss) Per Common Share, Diluted	$0.56	$0.59	$(0.33)	$2.29

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	Balance at

	June 30,	December 31,
	2003 (Unaudited)	2002

ASSETS
Current Assets
Cash and cash equivalents	$4,864	$3,895
Restricted cash	915	708
Accounts receivable:
Customers (net of allowance for doubtful accounts of
$109 million in 2003 and $113 million in 2002)	2,062	2,747
Regulatory balancing accounts	142	98
Price risk management	280	498
Inventories	357	347
Assets held for sale	454	707
Prepaid expenses and other	269	472

Total current assets	9,343	9,472

Property, Plant and Equipment
Utility	28,298	27,045
Non-utility:
Electric generation	841	606
Gas transmission	1,781	1,761
Construction work in progress	1,332	1,560
Other	182	177

Total property, plant and equipment	32,434	31,149
Accumulated depreciation and decommissioning	(13,462)	(14,245)

Net property, plant and equipment	18,972	16,904

Other Noncurrent Assets
Regulatory assets	1,957	2,053
Nuclear decommissioning funds	1,410	1,335
Price risk management	307	398
Deferred income taxes	605	657
Assets held for sale	814	940
Other	1,100	1,937

Total other noncurrent assets	6,193	7,320

TOTAL ASSETS	$34,508	$33,696

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions except share amounts)	Balance at

	June 30,	December 31,
	2003 (Unaudited)	2002

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Debt in default	$4,691	$4,230
Long-term debt, classified as current	602	298
Current portion of rate reduction bonds	290	290
Accounts payable:
Trade creditors	777	1,273
Regulatory balancing accounts	214	360
Other	737	660
Interest payable	172	139
Income taxes payable	336	129
Price risk management	227	506
Liabilities of operations held for sale	528	699
Other	616	685

Total current liabilities	9,190	9,269

Noncurrent Liabilities
Long-term debt	4,034	4,345
Rate reduction bonds	1,019	1,160
Asset retirement obligations	1,398	-
Deferred income taxes	1,521	1,439
Deferred tax credits	135	144
Price risk management	274	305
Liabilities of operations held for sale	756	793
Other	2,931	2,963

Total noncurrent liabilities	12,068	11,149

Liabilities Subject to Compromise
Financing debt	5,604	5,605
Trade creditors	3,669	3,580

Total liabilities subject to compromise	9,273	9,185

Commitments and Contingencies (Notes 1, 2, 3, and 6)	-	-

Preferred Stock of Subsidiaries	480	480
Common Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares, issued
409,038,465 common and 1,579,660 restricted shares in 2003 and 405,486,015 common shares in 2002	6,354	6,274
Common stock held by subsidiary, at cost, 23,815,500 shares	(690)	(690)
Unearned compensation	(22)	-
Accumulated deficit	(2,005)	(1,878)
Accumulated other comprehensive loss	(140)	(93)

Total common shareholders' equity	3,497	3,613

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,508	$33,696

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash Flows From Operating Activities
Net income (loss)	$(127)	$849
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization, and decommissioning	649	656
Amortization of deferred financing costs	47	12
Deferred income taxes and tax credits, net	(153)	(178)
Reversal of ISO accrual (Note 2)	-	(970)
Price risk management assets and liabilities, net	(48)	238
Other deferred charges and noncurrent liabilities	335	391
Gain on impairment or disposal of assets	230	265
Loss from discontinued operations	(7)	-
Cumulative effect of changes in accounting principles	10	61
Net effect of changes in operating assets and liabilities:
Restricted cash	(207)	-
Accounts receivable	633	(55)
Inventories	(10)	18
Accounts payable	(280)	335
Accrued taxes	207	439
Regulatory balancing accounts, net	(190)	(47)
Other working capital	151	(168)
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise (Note 2)	(62)	(947)
Assets and liabilities of operations held for sale, net	(4)	18
Other, net	435	(505)

Net cash provided by operating activities	1,609	412

Cash Flows From Investing Activities
Capital expenditures	(910)	(1,680)
Net proceeds from disposal of discontinued operations	102	-
Net proceeds from sale of asset	11	-
Proceeds from sale-lease back	-	340
Other, net	45	122

Net cash used by investing activities	(752)	(1,218)

Cash Flows From Financing Activities
Net borrowings under debt in default	224	-
Long-term debt issued	9	1,560
Long-term debt matured, redeemed, or repurchased	(34)	(1,081)
Rate reduction bonds matured	(141)	-
Common stock issued	54	61
Other, net	-	(37)

Net cash provided by financing activities	112	503

Net change in cash and cash equivalents	969	(303)
Cash and cash equivalents at January 1	3,895	5,355

Cash and cash equivalents at June 30	$4,864	$5,052

Supplemental disclosures of cash flow information
Cash received for:
Reorganization interest income	$21	$42
Cash paid for:
Interest (net of amounts capitalized)	432	874
Income taxes paid (refunded), net	(531)	294
Reorganization professional fees and expenses	71	9
Supplemental disclosures of noncash investing and financing activities
Transfer of liabilities and other payables subject to compromise from operating assets and liabilities	127	(475)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)
	(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating Revenues
Electric	$2,062	$2,193	$3,299	$3,971
Natural gas	668	521	1,498	1,196

Total operating revenues	2,730	2,714	4,797	5,167

Operating Expenses
Cost of electricity	515	505	1,056	339
Cost of natural gas	320	198	806	513
Operating and maintenance	768	640	1,426	1,409
Depreciation, amortization, and decommissioning	307	294	605	565
Reorganization professional fees and expenses	65	18	100	34

Total operating expenses	1,975	1,655	3,993	2,860

Operating Income	755	1,059	804	2,307
Reorganization interest income	17	19	27	41
Interest income	3	-	4	-
Interest expense (noncontractual interest expense of $35 million and $67 million for the three and six months ended June 30, 2003, and $54 million and $103 million for the three and six months ended June 30, 2002)	(224)	(283)	(444)	(546)

Other income (expense), net	3	(1)	7	(6)

Income Before Income Taxes	554	794	398	1,796
Income tax provision	209	325	125	731

Income Before Cumulative Effect of a Change in Accounting Principle	345	469	273	1,065
Cumulative effect of change in accounting principle
(net of income tax (benefit) of $(1) million for the six months ended June 30, 2003)	-	-	(1)	-

Net Income	345	469	272	1,065
Preferred dividend requirement	6	6	12	12

Income Available for Common Stock	$339	$463	$260	$1,053

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
	Balance at

	June 30,	December 31,
	2003 (Unaudited)	2002

ASSETS
Current Assets
Cash and cash equivalents	$3,700	$3,343
Restricted cash	234	150
Accounts receivable:
Customers (net of allowance for doubtful accounts of
$62 million in 2003 and $59 million in 2002)	1,763	1,900
Related parties	18	17
Regulatory balancing accounts	142	98
Inventories:
Gas stored underground and fuel oil	193	154
Materials and supplies	124	121
Prepaid expenses	72	110
Other	11	55

Total current assets	6,257	5,948

Property, Plant and Equipment
Electric	20,053	18,922
Gas	8,245	8,123
Construction work in progress	321	427

Total property, plant and equipment	28,619	27,472
Accumulated depreciation and decommissioning	(12,706)	(13,515)

Net property, plant and equipment	15,913	13,957

Other Noncurrent Assets
Regulatory assets	1,922	2,011
Nuclear decommissioning funds	1,410	1,335
Other	511	1,300

Total other noncurrent assets	3,843	4,646

TOTAL ASSETS	$26,013	$24,551

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions except share amounts)
	Balance at

	June 30,	December 31,
	2003 (Unaudited)	2002

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Long-term debt, classified as current	$591	$281
Current portion of rate reduction bonds	290	290
Accounts payable:
Trade creditors	460	380
Related parties	191	130
Regulatory balancing accounts	214	360
Other	369	374
Interest payable	148	126
Income taxes payable	51	-
Deferred income taxes	90	-
Other	458	625

Total current liabilities	2,862	2,566

Noncurrent Liabilities
Long-term debt	2,429	2,739
Rate reduction bonds	1,019	1,160
Regulatory liabilities	939	1,461
Asset retirement obligations	1,395	-
Deferred income taxes	1,464	1,485
Deferred tax credits	135	144
Other	1,783	1,274

Total noncurrent liabilities	9,164	8,263

Liabilities Subject to Compromise
Financing debt	5,604	5,605
Trade creditors	3,852	3,786

Total liabilities subject to compromise	9,456	9,391

Commitments and Contingencies (Notes 1, 2, and 6)	-	-

Preferred Stock With Mandatory Redemption Provisions
6.30% and 6.57%, outstanding 5,500,000 shares, due 2002-2009	137	137
Shareholders' Equity
Preferred stock without mandatory redemption provisions
Nonredeemable, 5% to 6%, outstanding 5,784,825 shares	145	145
Redeemable, 4.36% to 7.04%, outstanding 5,973,456 shares	149	149
Common stock, $5 par value, authorized 800,000,000 shares,
issued 321,314,760 shares	1,606	1,606
Common stock held by subsidiary, at cost, 19,481,213 shares	(475)	(475)
Additional paid-in capital	1,964	1,964
Reinvested earnings	1,065	805
Accumulated other comprehensive loss	(60)	-

Total shareholders' equity	4,394	4,194

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,013	$24,551

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	(Unaudited)
	Six months ended
	June 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$272	$1,065
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization, and decommissioning	605	565
Deferred income taxes and tax credits, net	101	(123)
Other deferred charges and noncurrent liabilities	284	363
Gain on sale of assets	(7)	-
Reversal of ISO accrual	-	(970)
Cumulative effect of changes in accounting principles	2	-
Net effect of changes in operating assets and liabilities:
Restricted cash	(84)	(1)
Accounts receivable	84	99
Inventories	(42)	47
Accounts payable	252	97
Income taxes payable	51	493
Regulatory balancing accounts, net	(190)	(47)
Other working capital	(79)	(34)
Payments authorized by the Bankruptcy Court on amounts
classified as liabilities subject to compromise (Note 2)	(62)	(947)
Other, net	17	23

Net cash provided by operating activities	1,204	630

Cash Flows From Investing Activities
Capital expenditures	(730)	(743)
Net proceeds from sale of assets	11	5
Other, net	13	13

Net cash used by investing activities	(706)	(725)

Cash Flows From Financing Activities
Long-term debt matured, redeemed, or repurchased	-	(333)
Rate reduction bonds matured	(141)	(141)
Other, net	-	(1)

Net cash used by financing activities	(141)	(475)

Net change in cash and cash equivalents	357	(570)
Cash and cash equivalents at January 1	3,343	4,341

Cash and cash equivalents at June 30	$3,700	$3,771

Supplemental disclosures of cash flow information
Cash received for:
Reorganization interest income	$21	$42
Cash paid for:
Interest (net of amounts capitalized)	341	683
Income taxes paid (refunded), net	(32)	353
Reorganization professional fees and expenses	71	9
Supplemental disclosures of noncash investing and financing activities
Transfer of liabilities and other payables subject to
compromise (to) from operating assets and liabilities, net	127	(297)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Organization and Basis of Presentation

PG&E Corporation was incorporated in California in 1995 and became the holding company of Pacific Gas and Electric Company (Utility), a debtor-in-possession, and its subsidiaries on January 1, 1997. The Utility, incorporated in California in 1905, is the predecessor of PG&E Corporation. The Utility delivers electric service to approximately 4.8 million customers and natural gas service to approximately 3.9 million customers in Northern and Central California. Both PG&E Corporation and the Utility are headquartered in San Francisco. As discussed further in Note 2, on April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the federal Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Northern District of California (referred to as the "Bankruptcy Court" in this report's discussion of the Utility's Chapter 11 filing). Pursuant to Chapter 11, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court.

PG&E Corporation's other significant subsidiary is PG&E National Energy Group, Inc. (PG&E NEG) and its subsidiaries, headquartered in Bethesda, Maryland. PG&E NEG was incorporated on December 18, 1998, as a wholly owned subsidiary of PG&E Corporation. PG&E NEG focuses on electricity generation and natural gas transmission in the United States of America. During February and March of 2003, certain lenders of PG&E Corporation exercised options to purchase 3 percent of the shares of PG&E NEG. No gain or loss was recognized by PG&E Corporation for this transaction. As discussed further in Note 3, on July 8, 2003, PG&E NEG and certain of its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (referred to as the "Bankruptcy Court" in this report's discussion of PG&E NEG's Chapter 11 filing). Pursuant to Chapter 11, PG&E NEG and those subsidiaries retain control of their assets and are authorized to operate their businesses as debtors-in-possession while they are subject to the jurisdiction of the Bankruptcy Court. On July 8, 2003, PG&E NEG also filed a proposed plan of reorganization with the Bankruptcy Court that, if implemented, would eliminate PG&E Corporation's equity interest in PG&E NEG.

As a result of PG&E NEG's Chapter 11 filing and the resignation of PG&E Corporation's representatives who previously served on the PG&E NEG Board of Directors and their replacement with Board members who are not affiliated with PG&E Corporation, PG&E Corporation no longer retains significant influence over the ongoing operations of PG&E NEG.

This Quarterly Report on Form 10-Q is a combined report of PG&E Corporation and the Utility. Therefore, the Notes to the unaudited condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility. PG&E Corporation's Consolidated Financial Statements include the accounts of PG&E Corporation, the Utility, PG&E NEG, and other wholly owned and controlled subsidiaries. The Utility's Consolidated Financial Statements include its accounts and those of its wholly owned and controlled subsidiaries. Both PG&E Corporation's and the Utility's Condensed Consolidated Balance Sheets as of December 31, 2002, were derived from the audited Consolidated Balance Sheets, filed in the combined 2002 Annual Report on Form 10-K, as amended.

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

PG&E Corporation's and the Utility's Consolidated Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operation, realization of assets, and liquidation of liabilities in the ordinary course of business. PG&E NEG's Consolidated Financial Statements will be prepared in accordance with SOP 90-7 beginning in the third quarter of 2003. As a result of the Utility's and PG&E NEG's Chapter 11 filings, the realization of assets and liquidation of liabilities are subject to uncertainty. Under SOP 90-7, certain liabilities of the Utility existing prior to the Utility's Chapter 11 filing are classified as Liabilities Subject to Compromise on PG&E Corporation's and the Utility's Consolidated Balance Sheets. Additionally, professional fees and expenses directly related to the Utility's Chapter 11 proceeding and interest income on funds accumulated during the Chapter 11 proceedings are reported separately as reorganization items. Finally, the extent to which the Utility's reported interest expense differs from its stated contractual interest is disclosed on the Utility's Consolidated Statements of Income.

Certain amounts in the 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect the consolidated net income reported by PG&E Corporation and the Utility for the periods presented.

Adoption of New Accounting Policies and Summary of Significant Accounting Policies

The accounting policies used by PG&E Corporation and the Utility include those necessary for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). Except as disclosed below, PG&E Corporation and the Utility are following the same accounting policies discussed in their combined 2002 Annual Report on Form 10-K, as amended.

Guarantor's Accounting and Disclosure Requirements for Guarantees

PG&E Corporation incorporated the disclosure requirements from Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), into its December 31, 2002, disclosures of guarantees. Beginning January 1, 2003, PG&E Corporation applied the initial recognition and measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002.

FIN 45 elaborates on existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligation it assumes under that guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. This information also must be disclosed in interim and annual financial statements.

The adoption of this interpretation did not have a material impact on the Consolidated Financial Statements of PG&E Corporation or the Utility.

Accounting for Asset Retirement Obligations

On January 1, 2003, PG&E Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be recorded at fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. In the same period, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the long-lived asset. Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with this Statement and costs recovered through the ratemaking process.

The impacts of adopting SFAS No. 143 were as follows:

  The Utility has identified its nuclear generation and certain fossil generation facilities as having asset retirement obligations as of January 1, 2003. No additional asset retirement obligations had been identified as of June 30, 2003. Through December 31, 2002, the Utility had recorded $1.4 billion for its nuclear and fossil decommissioning obligations in Accumulated Depreciation and Decommissioning in the Consolidated Balance Sheets.

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

If this Statement had been adopted on January 1, 2002, the pro forma effects on earnings of the accounting change for the three and six months ended June 30, 2002, would not have been material. The amounts recorded upon adoption of this Statement reflect the pro forma effects on the Consolidated Balance Sheets had this Statement been adopted on December 31, 2002.

The Utility has established trust funds that are legally restricted for purposes of settling its nuclear decommissioning obligations. As of June 30, 2003, the fair value of these trust funds was approximately $1.4 billion.

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

The Utility collects estimated removal costs in rates through depreciation in accordance with regulatory treatment. These amounts do not represent SFAS No. 143 asset retirement obligations and will continue to be recorded in accumulated depreciation. As of June 30, 2003, the Utility's estimated removal costs recorded in accumulated depreciation were approximately $1.7 billion.
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

If this Statement had been adopted on January 1, 2002, the pro forma effects on earnings of the accounting change for the three and six months ended June 30, 2002, would not have been material.

PG&E Gas Transmission, Northwest Corporation (PG&E GTN) may have potential asset retirement obligations under various land right documents associated with its gas transmission facilities. The majority of PG&E GTN's land rights are perpetual. Any non-perpetual land rights generally are renewed continuously because PG&E GTN intends to utilize these facilities indefinitely. Since the timing and extent of any potential asset retirements are unknown, the fair value of any obligations associated with these facilities cannot be reasonably estimated.

PG&E GTN collects estimated removal costs in rates through depreciation in accordance with regulatory treatment. These amounts do not represent SFAS No. 143 asset retirement obligations and will continue to be recorded in accumulated depreciation. PG&E GTN's estimated removal costs accrued in accumulated depreciation were approximately $11.7 million at June 30, 2003.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003, PG&E Corporation adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This Statement supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF 94-3). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the commitment date of an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. The adoption of this Statement did not have any impact on the Consolidated Financial Statements of PG&E Corporation or the Utility at the date of adoption.

Change from Gross to Net Method of Reporting Revenues and Expenses

Effective for the quarter ended September 30, 2002, PG&E Corporation changed its method of reporting gains and losses associated with energy trading contracts from the gross method of presentation to the net method. PG&E Corporation believes that the net method provides a more accurate and consistent presentation of energy trading activities on the financial statements. Amounts to be presented under the net method include all gross margin elements related to energy trading activities.

Previously, PG&E Corporation had reported unrealized gains and losses on trading activities on a net basis in operating revenues. However, PG&E Corporation had reported realized gains and losses on a gross basis in operating income, as both operating revenues and costs of commodity sales and fuel. PG&E Corporation now is reporting realized gains and losses from trading activities on a net basis as operating revenues.

Implementation of the net method has no net effect on gross margin, operating income, or net income. Prior year financial statements have been reclassified to conform to the net method. This change reduced generation, transportation and trading revenues, and cost of commodity sales and fuel by $2,441 million for the three months ended June 30, 2002, and $4,057 million for the six months ended June 30, 2002.

During the second quarter of 2003, PG&E NEG determined that its historical financial reporting presentation of revenues and expenses related to its hedging and certain Independent System Operator (ISO) sales and purchase transactions had not been consistent. Certain types of transactions had been reported on a net basis (whereby revenues had been offset by the related expense item) and other types of transactions had been reported on a gross basis. In order to provide a consistent reporting of its trading and hedging transactions, PG&E Corporation has adopted a net presentation approach for such transactions. PG&E Corporation believes that this method of presentation is preferable in the circumstances. Adopting this change reduced previously reported revenues and expenses by $50 million for the three months ended March 31, 2003, $262 million for the six months ended June 30, 2002, and $152 million for the three months ended June 30, 2002. In addition, the as revised amounts shown in the table below, include adjustments principally for the effects of transactions between continuing and discontinued operations which, had not previously been eliminated from continuing operations. Such adjustments decreased previously reported revenues and expenses by $49 million for the three months ended March 31, 2003, and $87 million for the six months ended June 30, 2002, and increased revenues and expenses by $64 million for the three months ended June 30, 2002. The combined effects of the change in presentation and the adjustments described above on amounts included in previously issued statements of operations are summarized below.
	Three months ended March 31, 2003		Three months ended June 30, 2002		Six months ended June 30, 2002

	As Reported	As Revised(1)	As Reported (2)	As Revised	As Reported (2)	As Revised

Operating Revenues:
Energy Commodities and Services	$334	$235	$311	$223	$782	$443
Total	2,401	2,302	3,025	2,937	5,949	5,610

Operating Expenses:
Energy Commidities and Services	158	59	174	86	470	131
Total	$2,530	$2,431	$2,242	$2,154	$3,864	$3,525

(1)

Amounts shown above for the three months ended March 31, 2003, are not separately presented in the accompanying financial statements, but such amounts are reflected in the statement of operations for the six months ended June 30, 2003.

(2)

As Reported shown for the three and six months ended June 30, 2002, reflects the effects of netting trading revenues as described above and the exclusion of amounts related to discontinued operations described in Note 4.

The change did not result in a change in the consolidated operating income or net income, the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.

Rescission of EITF 98-10

In October 2002, the EITF rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). Energy trading contracts that are derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, SFAS No. 133), will continue to be accounted for at fair value under SFAS No. 133. Contracts that previously were marked to market as trading activities under EITF 98-10 and that did not meet the definition of a derivative now are accounted for at cost, through a one-time adjustment recorded as a cumulative effect of a change in accounting principle. This requirement was effective as of January 1, 2003, and resulted in a $3 million loss, net of zero tax benefits as a cumulative effect of accounting change. For PG&E Corporation, the majority of trading contracts are derivative instruments as defined in SFAS No. 133. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading purposes, which continue to be accounted for in accordance with SFAS No. 133. The reporting requirements associated with the rescission of EITF 98-10 were applied prospectively for all EITF 98-10 energy trading contracts entered into after October 25, 2002, although the number of energy trading contracts subject to the prospective implementation was considered immaterial.

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for the net interest and amortization associated with PG&E Corporation's Convertible Subordinated Notes, by the sum of the weighted average number of common shares outstanding and the assumed issuance of common shares for all dilutive securities.

The following is a reconciliation of PG&E Corporation's net income (loss) and weighted average common shares outstanding for calculating basic and diluted net income (loss) per share:

		Three months ended		Six months ended
		June 30,		June 30,

	(in millions, except per share amounts)	2003	2002	2003	2002

	Income (Loss) from continuing operations	$219	$279	$(59)	$903
	Discontinued operations	8	-	(62)	7

	Net income (loss) before cumulative effect of changes
in accounting principles		227	279	(121)	910
	Cumulative effect of changes in accounting principles	-	(61)	(6)	(61)

	Net Income (Loss)	227	218	(127)	849

	Interest expense on 9.5% Convertible Subordinated Notes (1)	4	-	-	-

	Net Income (Loss) for Diluted Calculations	$231	$218	$(127)	$849

	Weighted average common shares outstanding, basic	384	366	383	365
Add:	Employee stock options and PG&E Corporation
	shares held by grantor trusts	2	5	-	5
	PG&E Corporation Warrants (2)	5	-	-	-
	9.5% Convertible Subordinated Notes	18	1	-	-

	Shares outstanding for diluted calculations	409	372	383	370

	Earnings (Loss) Per Common Share, Basic
	Income (loss) from continuing operations	$0.57	$0.76	$(0.15)	$2.48
	Discontinued operations	0.02	-	(0.16)	0.02
	Cumulative effect of changes in accounting principles	-	(0.16)	(0.02)	(0.17)

	Net earnings (loss)	$0.59	$0.60	$(0.33)	$2.33

	Earnings (Loss) Per Common Share, Diluted
	Income (loss) from continuing operations	$0.54	$0.75	$(0.15)	$2.44
	Discontinued operations	0.02	-	(0.16)	0.02
	Cumulative effect of changes in accounting principles	-	(0.16)	(0.02)	(0.17)

	Net earnings (loss)	$0.56	$0.59	$(0.33)	$2.29

	(1)

Interest expense, including amortization of the discount, on the 9.5 percent Convertible Subordinated Notes for the three and six months ended June 30, 2002, was $232,276, net of income tax of $159,724.

	(2)	The incremental shares associated with PG&E Corporation Warrants were 157,995 shares for the three months ended June 30, 2002, and 79,433 shares for the six months ended June 30, 2002.

The diluted earnings per share for the six months ended June 30, 2003, excludes approximately 1 million incremental shares related to employee stock options and shares held by grantor trusts, 5 million incremental shares related to warrants, and 18 million incremental shares related to the 9.5 percent Convertible Subordinated Notes, and includes associated interest expense of $8 million (net of income taxes of $6 million) due to the anti-dilutive effect upon loss from continuing operations.

PG&E Corporation reflects the preferred dividends of subsidiaries as other expense for computation of both basic and diluted earnings per share.

Stock-Based Compensation

PG&E Corporation and the Utility account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." Under the intrinsic value method, PG&E Corporation and the Utility do not recognize any compensation expense for stock options, as the exercise price is equal to the fair market value of a share of PG&E Corporation common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, PG&E Corporation's pro forma consolidated earnings (loss) and earnings (loss) per share would have been as follows:
	Three months ended		Six months ended
	June 30,		June 30,

(in millions, except per share amounts)	2003	2002	2003	2002

Net income (loss):
As reported	$227	$218	$(127)	$849
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method
for all awards, net of related tax effects	5	5	10	10

Pro forma	$222	$213	$(137)	$839

Basic earnings (loss) per share:
As reported	0.59	0.60	(0.33)	2.33
Pro forma	0.58	0.58	(0.36)	2.30

Diluted earnings (loss) per share:
As reported	0.56	0.59	(0.33)	2.29
Pro forma	0.55	0.57	(0.36)	2.27

Had compensation expense been recognized using the fair value-based method under SFAS No. 123, the Utility's pro forma consolidated earnings would have been as follows:
	Three months ended		Six months ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Income available for common stock:
As reported	$339	$463	$260	$1,053
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method
for all awards, net of related tax effects	2	2	4	4

Pro forma	$337	$461	$256	$1,049

As of June 30, 2003, a total of 1.6 million shares of restricted PG&E Corporation common stock had been awarded to eligible employees of PG&E Corporation and its subsidiaries. The shares were granted with restrictions and are subject to forfeiture unless certain conditions are met.

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

Total compensation expense resulting from the restricted stock issuance reflected on PG&E Corporation's Consolidated Statements of Operations was $1.8 million for the three-month and $3.2 million for the six-month periods ended June 30, 2003, of which $1.0 million for the three-month and $1.9 million for the six-month periods was recognized by the Utility.

Comprehensive Income (Loss)

PG&E Corporation's and the Utility's comprehensive income (loss) consists principally of changes in the market value of certain cash flow hedges under SFAS No. 133 and the effects of the remeasurement of the defined benefit pension plan.
	PG&E Corporation		Utility

(in millions)	2003	2002	2003	2002

Three months ended June 30
Net income available for (loss allocated to) common stock	$227	$218	$339	$463
Net loss in other comprehensive income (OCI) from current period hedging transactions and price changes in accordance with SFAS No. 133	(4)	(9)	-	-
Net reclassification from OCI to earnings	10	-	-	-
Foreign currency translation adjustment	-	3	-	2
Retirement plan remeasurement (Note 8)	(60)	-	(60)	-
Other	-	1	-	-

Comprehensive income (loss)	$173	$213	$279	$465

Six months ended June 30
Net income (loss) available for (loss allocated to) common stock	$(127)	$849	$260	$1,053
Net loss in OCI from current period hedging transactions and price changes in accordance with SFAS No. 133	(5)	(84)	-	-
Net reclassification from OCI to earnings	15	5	-	-
Foreign currency translation adjustment	3	3	-	2
Retirement plan remeasurement (Note 8)	(60)	-	(60)	-
Other	-	1	-	-

Comprehensive income (loss)	$(174)	$774	$200	$1,055

The above changes to OCI are stated net of income taxes (benefits)of $(37) million and $(46) million for the three- and six-month periods ended June 30, 2003, and $(14) million and $24 million for the three- and six-month periods ended June 30, 2002.

Income Taxes

In 2003, PG&E Corporation increased its valuation allowance due to the uncertainty in realizing certain state deferred tax assets arising at PG&E NEG. Valuation allowances of $7 million for the three-month and $17 million for the six-month periods ended June 30, 2003, were recorded in continuing operations. Additional valuation allowances of $7 million were recorded in discontinued operations, and $5 million in accumulated other comprehensive loss for the six-month period ended June 30, 2003.

In addition to the above reserves, PG&E NEG recorded valuation allowances due to the uncertainty of realizing federal deferred tax assets. These valuation allowances were determined on a stand-alone basis. Valuation allowances of $56 million for the three-month and $122 million for six-month periods ended June 30, 2003, were recorded in continuing operations. Additional valuation allowances (benefits) of $(2) million and $35 million were recorded in discontinued operations, zero and $3 million recorded in cumulative effect of changes in accounting principles, and $(4) million and $44 million recorded in accumulated other comprehensive loss for the three and six months ended June 30, 2003. These PG&E NEG valuation allowances are eliminated in consolidation.

Related Party Transactions

In accordance with various agreements, the Utility and other subsidiaries provide and receive various services to and from their parent, PG&E Corporation. The Utility and PG&E Corporation exchange administrative and professional support services in support of operations. These services are priced either at the fully loaded cost (i.e., direct costs and allocation of overhead costs) or at the higher of fully loaded cost or fair market value, depending on the nature of the services provided. PG&E Corporation also allocates certain other corporate administrative and general costs to the Utility and other subsidiaries using a variety of factors, including the number of employees, operating expenses excluding fuel purchases, total assets, and other cost-causal methods. The Utility purchases transmission services from PG&E GTN. Effective April 1, 2003, the Utility no longer purchases gas commodity from PG&E Energy Trading (PG&E ET). The Utility continues to sell reservation and other ancillary services to PG&E ET. These services are priced at either tariff rates or fair market value depending on the nature of the services provided. Intercompany transactions are eliminated in consolidation; therefore, no profit results from these transactions. The Utility's significant related party transactions and related receivable (payable) balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Receivable (Payable) Balance Outstanding at
					June 30,	December 31,

(in millions)	2003	2002	2003	2002	2003	2002

Utility revenues from:
Administrative services provided to PG&E Corporation	$2	$2	$4	$3	$2	$1
Gas reservation services provided to PG&E ET	1	3	4	6	-	-
Contribution in aid of construction received from PG&E NEG	-	-	-	-	-	3
Trade deposit due from PG&E GTN	-	-	3	-	15	12
Utility expenses from:
Administrative services received from PG&E Corporation	$85	$23	$98	$50	$(358)	$(289)
Interest accrued on pre-petition liability due to PG&E Corporation	2	-	4	-	(2)	(2)
Administrative services received from PG&E NEG	1	-	2	-	(1)	(2)
Software purchases from PG&E ET	1	-	1	-	-	-
Gas commodity services received from PG&E ET	-	9	10	28	(1)	(26)
Gas transmission services received from PG&E GTN	14	10	29	22	(8)	(8)
Trade deposit due to PG&E ET	-	-	1	-	(5)	(7)

Payment of outstanding amounts owed as of July 8, 2003, the date of PG&E NEG's Chapter 11 filing, are subject to the approval of the Bankruptcy Court.

Accounting Pronouncements Issued But Not Yet Adopted

Changes to Accounting for Certain Derivative Contracts

In June 2003, the FASB issued a new Derivatives Implementation Group (DIG) interpretation of SFAS No. 133, Issue No. C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature" (DIG C20). DIG C20 specifies additional circumstances under which price adjustment features, such as those based on broad market indices, in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. Certain derivative contracts are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and are not reflected on the balance sheet at fair value. One of the attributes necessary to qualify for the normal purchases and sales exception is that the pricing must be deemed to be clearly and closely related to the asset to be delivered under the contract. Under DIG C20, as long as the price adjustment feature in a contract is expected to be highly correlated to the asset to be delivered under that contract, the use of a broad market index (such as the consumer price index) as a price adjustment feature is considered clearly and closely related. Previously, under DIG C11, "Interpretations of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exceptions," the use of a price adjustment based on a broad market index was not considered to be clearly and closely related to the asset to be delivered, and the contract was not eligible for the normal purchases and sales exception. The guidance in DIG C11 is superseded by DIG C20.

The assessment of whether the contract qualifies for the normal purchase and sales exception, including whether the price adjustment is clearly and closely related to the asset being transacted, must be performed at the inception of the contract.

The implementation guidance in DIG C20 is effective for all existing and all future derivative contracts in the quarter beginning after July 10, 2003 (fourth quarter of 2003). Early application in the third quarter of 2003 is permitted. Application of the DIG C20 guidance to existing contracts that were not previously eligible for the normal purchases and sales exception under DIG C11 will be applied prospectively. The contract's fair value as of the date of adoption of DIG C20 should become the carrying value at that date. PG&E Corporation and the Utility currently are evaluating the impacts, if any, of DIG C20 on their Consolidated Financial Statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). The Statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. The following freestanding financial instruments must be classified as liabilities: mandatorily redeemable financial instruments, obligations to repurchase an issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares.

The requirements of SFAS No. 150 are applicable to PG&E Corporation in the third quarter of 2003. The Statement will be implemented by reclassifying and remeasuring the Utility's $137 million of preferred stock with mandatory redemption provisions as a liability, at the present value of the redemption amount using the rate implicit in the contract at inception, without reclassifying prior dividends or accruals. The remeasurement and reclassification will not have an impact on earnings of PG&E Corporation or the Utility. The preferred stock with mandatory redemption provisions are to be measured subsequently at the amount of cash that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. All amounts paid or to be paid to the holders of the financial instruments in excess of the initial measured amount are reflected in interest cost.

Determining Whether an Arrangement Contains a Lease

In May 2003, the EITF reached consensus on EITF 01-8, "Determining whether an Arrangement Contains a Lease" (EITF 01-8). EITF 01-8 establishes criteria to be applied to any new or modified agreement in order to ascertain if such agreement is in effect a lease, and subject to lease accounting treatment and disclosure requirements principally found in SFAS No. 13, "Accounting for Leases" (SFAS No. 13). EITF 01-8 is effective for all new or modified arrangements entered into as of July 1, 2003. PG&E Corporation and the Utility currently are assessing the impact of EITF 01-8.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for periods that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. PG&E Corporation and the Utility are currently evaluating the impacts, if any, of SFAS No. 149 on its Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A "variable interest entity" is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

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

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by PG&E Corporation between February 1, 2003, and June 30, 2003. The consolidation requirements are applicable to PG&E Corporation in the third quarter of 2003. PG&E Corporation and the Utility are evaluating the impacts of FIN 46's initial recognition, measurement, and disclosure provisions on the Consolidated Financial Statements, and currently are unable to estimate variable interest entities that will be consolidated or disclosed when FIN 46 becomes effective.

NOTE 2: THE UTILITY CHAPTER 11 FILING

The discussion of the Utility's Chapter 11 filing matters below should be read in conjunction with Note 2 of the Notes to the Consolidated Financial Statements of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

Chapter 11 Filing

On April 6, 2001, the Utility filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of California. Pursuant to Chapter 11, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while subject to the jurisdiction of the Bankruptcy Court. PG&E Corporation and subsidiaries of the Utility, including PG&E Funding, LLC (which holds rate reduction bonds) and PG&E Holdings, LLC (which holds stock of the Utility), are not included in the Utility's Chapter 11 filing.

In connection with the Utility's Chapter 11 proceeding, various parties filed claims with the Bankruptcy Court totaling approximately $50.1 billion. Of these claims, approximately $27.0 billion have been disallowed by the Bankruptcy Court due to objections, claim withdrawals, and agreements with claimants. The Utility has objected to, or intends to object to, approximately $5.0 billion of the remaining $23.1 billion of filed claims. These objections relate primarily to the ISO, California Power Exchange (PX), and generator claims. Generator claims could be reduced significantly based on the FERC's March 26, 2003, decision finding that electricity suppliers overcharged California buyers, including California investor-owned utilities (IOUs), from October 2, 2000, to June 20, 2001. In addition, the Utility is in settlement discussions with certain claimants. These settlement discussions could further reduce outstanding claims. Finally, of the remaining $23.1 billion of filed claims, approximately $5.4 billion are expected to pass through the Chapter 11 proceeding and be determined in the appropriate court or other tribunal during or after the Chapter 11 proceeding.

The Utility has recorded its estimate of all valid claims at June 30, 2003, as $9.5 billion of Liabilities Subject to Compromise and $3.0 billion of Long-Term Debt. As of December 31, 2002, the Utility had recorded $9.4 billion of Liabilities Subject to Compromise. The increase from $9.4 billion is primarily due to interest accruals during the six months ended June 30, 2003.

The Bankruptcy Court has authorized certain payments and actions necessary for the Utility to continue its normal business operations while operating as a debtor-in-possession. For example, the Utility is authorized to pay employee wages and benefits, amounts due under contracts with the majority of qualifying facilities (QFs), interest on certain secured and unsecured debt, environmental remediation expenses, and expenditures related to property, plant and equipment. In addition, the Utility is authorized to refund certain customer deposits, use certain bank accounts and make cash collateral deposits, and assume responsibility for various hydroelectric contracts. The Utility also has received permission from the Bankruptcy Court to make payments on (1) pre- and post-petition interest on certain claims, (2) pre-petition secured debt that has matured, and (3) certain other vendors.

The Utility has agreed to pay pre- and post-petition interest on Liabilities Subject to Compromise at the rates set forth below.

(in millions)	Amount Owed	Agreed Upon Interest Rate at June 30, 2003 (per annum)

Commercial Paper Claims	$873	7.841%
Floating Rate Notes	1,240	7.958%
Senior Notes	680	10.000%
Medium-Term Notes	287	6.185% to 8.825%
Revolving Line of Credit Claims	938	8.375%
QFs	56	5.000%
Other Claims	5,382	Various

Liabilities Subject to Compromise at June 30, 2003	$9,456

As the Utility's proposed plan of reorganization (see below) did not become effective on or before February 15, 2003, the interest rates for Commercial Paper Claims, Floating Rate Notes, Senior Notes, Medium-Term Notes, and Revolving Line of Credit Claims set forth above reflect an increase of 37.5 basis points over the originally agreed upon rates, for periods on and after February 15, 2003. Since the plan of reorganization will not become effective on or before September 15, 2003, the interest rates for these claims on and after such date will be increased by an additional 37.5 basis points. Finally, if the effective date does not occur on or before March 15, 2004, the interest rates for these claims on and after such date will be increased by an additional 37.5 basis points. For other claims, the Utility has recorded interest at the contractual or FERC-tariffed interest rate. When those rates do not apply, the Utility has recorded interest at the federal judgment rate.

Competing Plans of Reorganization

In September 2001, PG&E Corporation and the Utility submitted a proposed plan of reorganization to the Bankruptcy Court (the original plan of reorganization) that proposed to disaggregate the Utility's current business and to refinance the restructured businesses. In April 2002, the CPUC, later joined by the Official Committee of Unsecured Creditors (OCC), submitted a competing proposed plan of reorganization with the Bankruptcy Court that did not provide for disaggregation of the Utility's business. In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Utility, the CPUC, and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization.

The Proposed Settlement Agreement

On June 19, 2003, PG&E Corporation, the Utility, and the staff of the CPUC announced a proposed settlement agreement that contemplates a new plan of reorganization (Settlement Plan) to supersede the competing plans of reorganization. Under the proposed settlement agreement, PG&E Corporation and the Utility would agree that they no longer would propose to disaggregate the historic businesses of the Utility as had been proposed in their original plan of reorganization. Instead, the Utility would remain a vertically integrated utility subject to the CPUC's jurisdiction.

The treatment of creditors under the Settlement Plan would be consistent with that provided in the Utility's original plan of reorganization, except that those creditors that were to receive long-term notes to be issued by the limited liability companies contemplated under the original plan of reorganization or a combination of cash and long-term notes would be paid entirely in cash. The Settlement Plan contemplates satisfaction of allowed claims in the Utility's Chapter 11 proceeding in cash from the issuance of approximately $8.7 billion in debt (which may be either secured or unsecured depending on market conditions at the time of issuance), cash on hand, or, in some cases, the reinstatement of the underlying debt. The actual amount of debt that the Utility would issue will depend upon how certain claims are resolved and the amount of cash on hand at the time the Settlement Plan becomes effective, as well as cash requirements related to closing out any interest rate hedges and whether all intended reinstated debt will be reinstated.

The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Utility, as well as the CPUC. In addition, the proposed settlement agreement must be executed by all parties on or before December 31, 2003. The CPUC will conduct evidentiary hearings during September 2003 before deciding whether or not to approve the proposed settlement agreement. On July 25, 2003, the Utility filed its testimony in support of the proposed settlement agreement. Testimony from the staff of the CPUC and the OCC was also filed on July 25, 2003. The CPUC currently is expected to vote on the settlement agreement on December 18, 2003.

In addition, the Bankruptcy Court must confirm the Settlement Plan. While the CPUC is not a proponent, it would agree under the proposed settlement agreement to support the Settlement Plan. On July 31, 2003, the Bankruptcy Court approved the disclosure statement that will be used to solicit approval of the Settlement Plan from creditors entitled to vote on the Settlement Plan. On August 1, 2003, the Bankruptcy Court approved the solicitation procedures and ordered that the solicitation period to start on August 15 and end on September 29, 2003. The Bankruptcy Court has ordered that the confirmation hearing begin on November 3, 2003, and that all objections to the Settlement Plan be filed by September 2, 2003.

Regulatory Assets

The proposed settlement agreement provides for a new regulatory asset (Regulatory Asset) to restore the Utility to financial health and to maintain and improve the Utility's financial health in the future. The Regulatory Asset would be a separate and additional part of the Utility's rate base of approximately $3.7 billion, pre-tax, included in non-current assets on the Utility's balance sheet. The Regulatory Asset would be amortized on a mortgage-style basis over nine years beginning January 1, 2004.

The Utility would continue to cooperate with the CPUC and the State of California in seeking refunds from power generators. The net after-tax amount of any refunds, claim offsets, or other credits from generators or other energy suppliers relating to the Utility's power procurement costs that the Utility actually realizes in cash or by offset of creditor claims in its Chapter 11 proceeding would be applied to reduce the outstanding balance and the remaining amortization of the Regulatory Asset. Amounts received in cash by the Utility for electric claims under the master settlement agreement with El Paso Corporation and certain of its affiliates (El Paso) also would be included in such a reduction.

The Regulatory Asset would earn a return on equity (ROE) of at least 11.22 percent for the life of the Regulatory Asset. For 2004 and 2005, the common equity ratio of the Utility's capital structure would be the higher of forecast average equity ratio (in accordance with the 2003 cost of capital proceeding to be filed by the Utility for calendar year 2004 and the 2005 cost of capital proceeding, or such other CPUC proceedings as may be appropriate) or 48.60 percent. Once the common equity ratio of the Utility's capital structure reaches 52.00 percent, the authorized common equity ratio of the Regulatory Asset would be no less than 52.00 percent for the remaining life of the Regulatory Asset. The CPUC would use its usual method for tax-effecting the ROE component of the Regulatory Asset in establishing the Utility's revenue requirements for the Regulatory Asset. The Utility would record this regulatory asset when events that meet applicable accounting rules occur.

The CPUC would agree that the Utility's rate base for the utility retained generation (URG) would be deemed just and reasonable and would not be subject to modification, adjustment, or reduction, except as necessary to reflect capital expenditures and any change in authorized depreciation. This would result in the recording of an additional regulatory asset of approximately $1.3 billion, pre-tax, for the future recovery of generation-related assets that were charged to expense in 2000. The CPUC would not be precluded from determining the reasonableness of any capital expenditures made for URG after the effective date of the Settlement Plan. The Utility would record this regulatory asset when events that meet applicable accounting rules occur.

The CPUC would not reduce or impair the value of the Regulatory Asset or the Utility's rate base for its URG, by taking the Regulatory Asset or the Utility's rate base for its URG, or their amortization or earnings into account when setting other Utility revenue requirements and resulting rates. The CPUC also would not take the settlement agreement or the Regulatory Asset into account in establishing the Utility's authorized ROE or capital structure.

Among other terms, the proposed settlement agreement also provides that:

Ratemaking Matters

  The CPUC would maintain the Utility's retail electric rates at current levels through December 31, 2003. Beginning January 1, 2004, the CPUC may adjust the Utility's retail electric rates prospectively consistent with the proposed settlement agreement, the Settlement Plan, the order confirming the Settlement Plan, and California law. The proposed settlement agreement contemplates that retail electric rates would be reduced in January 2004, with further reductions expected thereafter.
  The CPUC would set the Utility's capital structure and authorized ROE in the Utility's annual cost of capital proceedings in its usual manner and provided that from January 1, 2004, until Standard & Poor's (S&P) has issued a long-term issuer credit rating for the Utility of at least A- or Moody's Investors Services (Moody's) has issued an issuer credit rating for the Utility of at least A3, the authorized ROE would be no less than 11.22 percent per year and the authorized equity ratio for ratemaking purposes would be no less than 52.00 percent, except that for 2004 and 2005, the authorized equity ratio would equal the greater of the forecast average equity ratio in the Utility's cost of capital proceeding or 48.60 percent.
  Balances in the Utility's Transition Cost Balancing Account (which tracks the amount of the Utility's under-collected transition and electricity procurement costs) as of the effective date of the Settlement Plan would have no further impact on the Utility's retail electric rates and would not be subject to further CPUC review except for verification of recorded balances.
  The CPUC would timely act upon the Utility's applications to collect in rates prudently incurred costs (including return of and return on) of any new and reasonable investment in utility plant and assets. The CPUC also would promptly adjust the Utility's rates consistent with California legislation (Assembly Bill (AB) 57 and Senate Bill (SB) 1976) and the CPUC-California Department of Water Resources (DWR) rate agreement to ensure that the Utility's collection of certain charges to service existing rate reduction bonds, regulatory asset amortization and return, and base revenue requirements (e.g., electricity and natural gas distribution, the Utility's rate base for its URG, gas commodity procurement, existing QF contract costs and associated return) are not impaired. The CPUC would not discriminate against the Utility because of the Utility's Chapter 11 case, the Utility's pending federal lawsuit against the CPUC Commissioners to recover its previously incurred costs of providing electric service from ratepayers under the federal filed rate doctrine, the settlement agreement, the Regulatory Asset, or any other matters addressed or resolved by the proposed settlement agreement.
  The Utility would file an advice letter to implement all of the rate and tariff changes necessary to implement the Settlement Plan. The CPUC would act promptly on the advice filing and revised rates and tariffs. The CPUC also would act promptly on certain of the Utility's pending ratemaking proceedings, including the Utility's pending 2003 General Rate Case (GRC). The outcome of these proceedings may result in the establishment of additional regulatory assets on the Utility's Consolidated Balance Sheet.

California Department of Water Resources Contracts - The Utility would agree to accept an assignment of or to assume legal and financial responsibility for the DWR contracts that have been allocated to the Utility, but only if (1) the Utility receives a long-term issuer credit rating of at least A from S&P and A2 from Moody's, after giving effect to such assignment or assumption, (2) the CPUC first has made a finding that the DWR contracts being assumed are just and reasonable, and (3) the CPUC has acted to ensure that the Utility receives full and timely rate recovery of all costs of the DWR contracts over their lives without further review. The CPUC would retain the right to review administration and dispatch of the DWR contracts consistent with applicable law.

Headroom Revenues - The CPUC would agree and acknowledge that the headroom, surcharge, and base revenues accrued or collected by the Utility through and including December 31, 2003, are the property of the Utility's Chapter 11 estate, have been or will be used for utility purposes, including to pay creditors in the Utility's Chapter 11 proceeding, have been included in the Utility's retail electric rates consistent with state and federal law, and are not subject to refund. The proposed settlement defines headroom as the Utility's total net after-tax income reported under GAAP, less earnings from operations, (as has been historically defined by PG&E Corporation in its earnings press release, a non-GAAP financial measure), plus after-tax amounts accrued for Chapter 11-related administration and Chapter 11-related interest costs, all multiplied by 1.67, provided the calculation will reflect the outcome of the Utility's 2003 GRC. The proposed settlement notes that it is in the public interest to restore the Utility's financial health and to allow the Utility to recover, over a reasonable time, prior uncollected costs. For financial reporting purposes, these amounts that restore the Utility's financial health and recover previously written-off under-collected costs are referred to as headroom. The proposed settlement agreement provides that if headroom revenues accrued by the Utility during 2003 are greater than $875 million, pre-tax, the Utility would refund the excess to ratepayers. Further, if headroom revenues are less than $775 million, pre-tax, the CPUC would allow the Utility to collect the shortfall in rates. Headroom revenues for the six months ended June 30, 2003, were $237 million, pre-tax, as calculated under the terms of the proposed settlement agreement.

Dismissal of Filed Rate Case, Other Litigation, and Regulatory Proceedings - On or as soon as practicable after the later of the effective date of the Settlement Plan or the date the CPUC decision approving the settlement agreement no longer is subject to appeal, the Utility would dismiss with prejudice its "filed rate case" and withdraw the original plan of reorganization. In addition, the CPUC would resolve phase 2 of the pending Annual Transition Cost Proceeding in which the CPUC is reviewing the reasonableness of the Utility's procurement costs incurred during the energy crisis with no adverse impact on the Utility's cost recovery as filed.

Fees and Expenses - The proposed settlement agreement would require the Utility to reimburse PG&E Corporation and the CPUC after the date the Settlement Plan is confirmed for all of their respective professional fees and expenses incurred in connection with the Chapter 11 proceeding. Of such amounts, the amounts reimbursed to the CPUC could be recovered from ratepayers. As of June 30, 2003, PG&E Corporation has incurred expenses of approximately $121 million on the Utility's Chapter 11 proceeding.

Environmental Measures - The Utility would implement three environmental enhancement measures:

  The Utility would encumber with conservation easements or donate approximately 140,000 acres of specific watershed and other land to public agencies or non-profit conservation organizations;

  The Utility would establish a California non-profit corporation to oversee the environmental enhancements associated with these lands and fund such corporation over ten years with $70 million, although it would be entitled to recover these payments in rates without further review; and
  The Utility would create a non-profit corporation funded by shareholders with $15 million over five years dedicated to support research and investment in clean energy technology, primarily in the Utility's service territory.

Term - The proposed settlement agreement generally would terminate nine years after the effective date of the Settlement Plan, except that all vested rights of the parties under the proposed settlement agreement would survive termination for the purpose of enforcement.

The Settlement Plan provides that it would not be confirmed by the Bankruptcy Court unless and until the following conditions are satisfied or waived:

  The Bankruptcy Court enters an order or orders:
    Approving the Settlement Plan, authorizing the Utility to execute, enter into and deliver the Settlement Plan, and to execute, implement and take all actions necessary or appropriate to give effect to the transactions contemplated by the Settlement Plan;
    Approving and authorizing the execution of, and finding reasonable the terms and conditions of, the proposed settlement agreement; and
    The confirmation order is, in form and substance, reasonably satisfactory to PG&E Corporation, the Utility, the OCC and the CPUC and specifically includes certain matters.

The Settlement Plan also provides that it would not become effective unless and until the following conditions are satisfied or waived:

  The effective date occurs on or before March 31, 2004;
  All actions, documents and agreements necessary to implement the Settlement Plan are effected or executed;
  PG&E Corporation and the Utility have received all authorizations, consents, regulatory approvals, rulings, letters, no-action letters, opinions or documents deemed necessary to implement the Settlement Plan;
  The Settlement Plan has not been modified in a material way since the date of confirmation;
  The Utility has consummated the sale of the notes contemplated by the Settlement Plan;
  S&P has issued a long-term issuer credit rating for the Utility of not less than BBB- and Moody's has issued an issuer rating for the Utility of not less than Baa3;
  S&P and Moody's have issued credit ratings for the notes to be offered by the Utility of not less than BBB- and Baa3, respectively;
  The CPUC has given final nonappealable approval of the proposed settlement agreement on behalf of the CPUC;
  Each of the parties to the proposed settlement agreement have executed and delivered the settlement agreement;
  The CPUC has given final nonappealable approval for all of the financings, securities and accounts receivable programs provided for in the Settlement Plan; and
  The CPUC has given final nonappealable approval for all rates, tariffs and agreements necessary to implement the Settlement Plan.

The last six conditions cannot be waived, except that PG&E Corporation and the Utility can waive the right to the finality provisions regarding CPUC approvals.

PG&E Corporation and the Utility are unable to predict whether and when the proposed settlement agreement will become effective or whether the Settlement Plan will be confirmed or implemented. If the Settlement Plan is not confirmed, or if the CPUC does not approve the proposed settlement agreement and related rates, or if the CPUC takes actions materially inconsistent with the proposed settlement agreement in pending regulatory proceedings associated with the recovery of transition costs and surcharge revenues, or the allocation of DWR electricity to customers of IOUs, as detailed in Note 6 below, then the Utility's financial condition and results of operations could be materially adversely affected. The settlement agreement and Settlement Plan may also be affected by the outcome of the California Supreme Court's consideration of questions certified to it by the Ninth Circuit regarding the validity of a settlement agreement between the CPUC and another California IOU, Southern California Edison Company (SCE). Several entities, including The Utility Reform Network (TURN) challenged the SCE settlement. Oral argument occurred before the California Supreme Court on May 27, 2003, and it is expected that the Court will issue a ruling by August 27, 2003. The Utility believes that, even if the California Supreme Court finds the SCE settlement violates state law, there are independent legal and factual reasons under which the proposed settlement agreement and the Settlement Plan would still be valid under state and federal law. The effectiveness of the Settlement Plan is not conditioned upon receiving a favorable ruling in the SCE case by the California Supreme Court.

NOTE 3: PG&E NEG CHAPTER 11 FILING

Chapter 11 Filing

On July 8, 2003, PG&E NEG filed voluntary petitions for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In addition, on July 8, 2003, each of the following indirect wholly owned subsidiaries of PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court: PG&E ET Investments Corporation; PG&E Energy Trading Holdings Corporation; PG&E Energy Trading-Power, L.P.; and PG&E Energy Trading - Gas Corporation; (collectively, the "ET Companies"); and, separately, USGen New England, Inc. (USGenNE). On July 29, 2003, two other subsidiaries, Quantum Ventures and PG&E Energy Services Ventures, Inc., each filed voluntary Chapter 11 petitions. The Chapter 11 case of USGenNE is being administered separately from those of PG&E NEG and other subsidiaries.

Pursuant to Chapter 11 of the Bankruptcy Code, PG&E NEG, and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Additionally, on July 8, 2003, PG&E NEG filed a plan of reorganization after reaching an agreement in principle as to the plan's key terms with an informal group of creditors that included major creditors, several bondholders, and agents under certain unsecured facilities, acting in their individual capacities. PG&E NEG's proposed plan of reorganization would not restructure the indebtedness of any of the debtors, other than PG&E NEG. If PG&E NEG's plan of reorganization is confirmed by the Bankruptcy Court and implemented, PG&E Corporation no longer would have any equity interest in PG&E NEG or any of its subsidiaries. It is anticipated that the Chapter 11 plans for USGenNE and the ET Companies will be filed at a later date.

As of June 30, 2003, PG&E NEG had consolidated assets of $6.8 billion and liabilities of $8.3 billion. As of June 30, 2003, PG&E Corporation's net investment in PG&E NEG was a negative $1.1 billion, including approximately $400 million of intercompany receivables.

The accompanying PG&E Corporation Consolidated Financial Statements include the consolidated results of PG&E NEG through June 30, 2003. As a result of PG&E NEG's Chapter 11 filing and the resignation of PG&E Corporation's representatives who previously served on the PG&E NEG Board of Directors and their replacement with Board members who are not affiliated with PG&E Corporation, PG&E Corporation no longer retains significant influence over the ongoing operations of PG&E NEG. Accordingly, effective July 8, 2003, PG&E Corporation no longer will consolidate PG&E NEG's financial results and will begin accounting for its investment in PG&E NEG using the cost method. In accordance with the cost method, PG&E Corporation no longer will recognize its equity share in the income or losses of PG&E NEG and will record its investment in and advances to PG&E NEG as a non-current liability on the Consolidated Balance Sheets. This investment will not be affected by changes in PG&E NEG's future financial results, other than (1) investments in or dividends from PG&E NEG, or (2) income taxes PG&E Corporation may be required to pay if the Interal Revenue Service disallows certain deductions or tax credits attributable to PG&E NEG and its subsidiaries for the past tax years that were incorporated into PG&E Corporation's consolidated tax returns.

If PG&E NEG's plan of reorganization is implemented and PG&E Corporation's equity in PG&E NEG is eliminated, PG&E Corporation will bring its net investment in PG&E NEG to zero and, as a result, recognize a one-time non-cash gain to earnings. The amount of such potential gain cannot be estimated at this time.

Debt in Default and Long-Term Debt

PG&E NEG is currently in default under various debt agreements and guaranteed equity commitments totaling approximately $5.6 billion, of which approximately $2.8 billion is debt that is non-recourse to PG&E NEG. PG&E NEG currently does not have sufficient cash to meet its financial obligations and has ceased making payments on its debt and equity commitments.

The schedule below summarizes PG&E NEG's and its subsidiaries outstanding debt in default and long-term debt at June 30, 2003, and December 31, 2002:
(in millions)			Outstanding Balance At

Description	Maturity	Interest Rates	June 30, 2003	December 31, 2002

Debt in default:
PG&E NEG, Inc. Senior Unsecured Notes	2011	10.375%	$1,000	$1,000
PG&E NEG, Inc. Credit Facility-Tranche B (364-day)	11/14/02	Prime plus credit spread	431	431
PG&E NEG, Inc. Credit Facility-Tranche A (2-year facility with a $195 million maximum commitment)	8/23/03	Prime plus credit spread	80	42
Turbine and Equipment Facility	12/31/03	Prime plus credit spread	205	205
USGenNE Credit Facility	9/1/03	LIBOR plus credit spread	75	-
GenHoldings Construction Facility Tranche A	12/5/03	LIBOR plus credit spread	290	118
GenHoldings Construction Facility Tranche B	12/5/03	LIBOR plus credit spread	1,068	1,068
GenHoldings Swap Termination	-	-	50	50
Lake Road Construction Facility Tranche A	12/11/02	Prime plus credit spread	227	227
Lake Road Construction Facility Tranche B	12/11/02	Prime plus credit spread	219	219
Lake Road Working Capital Facility	12/9/03	Prime plus credit spread	9	23
Lake Road Swap Termination	12/11/02	-	62	61
La Paloma Construction Facility Tranche A	12/11/02	Prime plus credit spread	383	367
La Paloma Construction Facility Tranche B	12/11/02	Prime plus credit spread	304	291
La Paloma Construction Facility Tranche C	12/11/02	Prime plus credit spread	21	20
La Paloma Working Capital Facility	12/9/03	Prime plus credit spread	22	29
La Paloma Swap Termination	12/11/02	-	83	79
Other debt related to Attala	Various	LIBOR plus credit spread	237	-

Subtotal			4,766	4,230

Long-term debt:
PG&E GTN Senior Unsecured Notes	2005	7.10%	250	250
PG&E GTN Senior Unsecured Debentures	2025	7.80%	150	150
PG&E GTN Senior Unsecured Notes	2012	6.62%	100	100
PG&E GTN Medium-Term Note	2003	6.96%	6	6
PG&E GTN Credit Facility	5/2/05	LIBOR plus credit spread	27	58
USGenNE Credit Facility	9/1/03	LIBOR plus credit spread	-	75
Plains End Construction Facility	9/6/06	LIBOR plus credit spread	65	56
Mortgage loan payable	2010	CP rate plus 6.07%	7	7
Other	Various	Various	17	20

Subtotal			622	722

Total Debt in default and Long-term debt			$5,388	$4,952

	Outstanding Balance At

Description	June 30, 2003	December 31, 2002

Amounts classified as Debt in default	$4,691	$4,230
Amount related to liabilities held for sale, classified as current	75	75
Long-term debt, classified as current	11	17
Long-term debt	611	630

Total Debt in default and Long-term debt	$5,388	$4,952

Accrued Interest - As of June 30, 2003, accrued interest was recorded on the following debt instruments:

(in millions)
PG&E NEG Senior Unsecured Notes	$117
PG&E NEG Inc. Credit Facility	28
GenHoldings Facility	13
Turbine and Equipment Facility	12
Lake Road Facilities	26
La Paloma Facilities	5
PG&E GTN Facilities	5
Other	12

Total	$218

GenHoldings Construction Facility - In December 2001, PG&E NEG entered into a $1.075 billion five-year non-recourse credit facility for a portfolio of generating projects held by GenHoldings I, LLC (GenHoldings), an indirect subsidiary of PG&E NEG. The credit facility, which was increased to $1.460 billion on April 5, 2002, is secured by the Millennium, Harquahala Generating Company, LLC (Harquahala), Covert Generating Company, LLC (Covert), and Athens Generating Company, LLC (Athens) generating projects. The facility was used to reimburse PG&E NEG and lenders for a portion of the construction costs already incurred on these projects and to fund a portion of the balance of the construction costs through completion.

GenHoldings defaulted under its credit agreement by failing to make equity contributions to fund a portion of the construction draws for the Athens, Harquahala, and Covert projects. In November and December 2002, GenHoldings' lenders executed waivers and amendments to the credit agreement under which they agreed to continue to waive GenHoldings' equity default until June 30, 2003, and increased loan commitments to cover such shortfall.

In connection with the lenders' waiver of various defaults and additional funding commitments, PG&E NEG agreed to cooperate with any reasonable proposal by the lenders regarding disposition of the equity in or assets of all of the PG&E NEG subsidiaries holding the Athens, Covert, Harquahala, and Millennium projects. An event of default would occur if these projects are not transferred to the lenders or their designees by August 29, 2003, which would trigger lender remedies including the right to foreclose on the projects. The administrative agent has the discretion to extend this date to September 30, 2003.

PG&E NEG has reaffirmed its guarantee of GenHoldings' remaining obligation to make equity contributions to these projects of approximately $355 million. This guarantee will remain an obligation of PG&E NEG after the transfer of the projects.

Lake Road and La Paloma Construction Facilities - In September 1999 and March 2000, Lake Road Generating Company, LP (Lake Road) and La Paloma Generating Company, LLC (La Paloma) entered into participation agreements to finance the construction of the two plants. In November 2002, Lake Road and La Paloma defaulted on their obligations to pay interest and swap payments. In addition, as a result of PG&E NEG's downgrade to below investment grade by both S&P and Moody's, PG&E NEG, as guarantor of certain debt obligations of Lake Road and La Paloma, became required to make equity contributions to Lake Road of $230 million and $375 million to La Paloma.

As of December 4, 2002, Lake Road and La Paloma entered into various agreements with their respective lenders providing for (1) funding of construction costs required to complete the La Paloma facility, and (2) additional working capital facilities to enable each subsidiary to timely pay for its fuel requirements and to provide its own collateral to support natural gas pipeline capacity reservations and independent transmission system operator requirements, as well as for general working capital purposes. Lenders extending new credit under these agreements have received liens on the projects that are senior to the existing lenders' liens. These agreements require, among other things, the transfer of the Lake Road and La Paloma projects and all associated contracts and agreements to the respective lenders by June 9, 2003. On June 8, 2003, an amendment extended this date to September 30, 2003.

Impairments, Write-offs, and Other Charges

Consolidation and Impairment of Attala Generating Company LLC

On May 7, 2002, Attala Generating Company LLC (Attala Generating), an indirect wholly owned subsidiary of PG&E NEG, completed a $340 million sale and leaseback transaction whereby it sold and leased back a 526-megawatt (MW) generation facility (Attala Facility) in Mississippi to two third-party special-purpose entities (SPEs). These entities funded the acquisition of their undivided interests in the Attala Facility through proceeds from the issuance of debt and equity. The SPEs funded $103 million, or approximately 30 percent of the total fair value of the Attala Facility on the transaction date, from the issuance of equity. The related transaction was accounted for as a lease because the owners of the SPEs had made an initial substantive residual equity capital investment that was intended to be at risk during the entire term of the lease.

During January 2003, the SPEs distributed cash to their equity holders, which resulted in the SPEs no longer meeting the substantive equity at risk criteria, under current accounting requirements. PG&E NEG now consolidates the assets and liabilities of the SPEs.

The consolidation of the SPEs resulted in an increase in assets of $62 million, representing the estimated fair value of the Attala Facility and related inventories, and debt of $237 million, representing the bonds issued to finance the sale-leaseback transaction. As the liabilities of the SPEs exceed their assets, a pre-tax charge to earnings of $175 million was recorded in the first quarter of 2003.

In January 2003, the FASB issued FIN 46. See Note 1, "General - Adoption of New Accounting Policies," for a more complete description of FIN 46. PG&E NEG currently is evaluating the impacts of FIN 46's initial recognition, measurement, and disclosure provisions on its Consolidated Financial Statements when these requirements become effective by the beginning of the third quarter of 2003.

PG&E Corporation believes that, upon the adoption of FIN 46, PG&E NEG will not be required to continue to consolidate the SPEs associated with the sale-leaseback of the Attala Facility, since it has neither an equity investment nor a significant variable interest in the SPEs. Depending on the method of adopting FIN 46 by PG&E NEG, either the difference between the book values of the SPEs' assets and liabilities will be recognized through earnings, or first quarter 2003 financial statements will be restated to eliminate the impact of initially consolidating the SPEs. Future earnings also may be impacted by the accrual of any probable payments under the Attala guarantee arrangement disclosed in Note 6.

Shaw Settlement Charges

In connection with the terms of a proposed settlement of all pending disputes among Shaw Group Inc. (Shaw), Harquahala, Covert, and PG&E NEG, PG&E NEG recognized a pre-tax charge of approximately $32 million for anticipated legal settlement costs in the first quarter ended March 31, 2003. Harquahala and Covert are indirect subsidiaries of PG&E NEG.

The Harquahala generating facility, owned by Harquahala, is a 1,092 MW plant located in Tonopah, Arizona, with about 88 percent of the construction complete. Covert generating facility, owned by Covert, is a 1,170 MW plant located in Covert, Michigan, with about 84 percent of construction complete. The equity in Covert and Harquahala is owned by GenHoldings. On August 13, 2001, Harquahala and Covert entered into engineering procurement and construction contracts (EPCs) with Shaw to design, procure materials and equipment for, and construct these generating facilities.

During November and December 2002, Harquahala commenced arbitration against Shaw seeking a declaration that it was not obligated to withhold payments from a certain third party connected with the construction of the facility. Subsequently, Shaw commenced arbitration against Covert and Harquahala to recover the fees and expenses associated with certain change order requests. In addition, Shaw filed a lawsuit against Harquahala, Covert, PG&E NEG, and NEG Construction Finance Company, LLC (CFC), alleging that it had not received adequate assurance of payment from PG&E NEG.

Under the terms of a definitive settlement agreement, effective May 16, 2003, PG&E NEG paid approximately $32.5 million to Shaw, and the EPC contracts were increased in the aggregate by $65 million (the balance funded by the lenders). In addition, the completion deadlines were extended, the cost-sharing agreements and related guarantees were terminated, and PG&E NEG's completion guarantees to the lenders were released. The remaining $32.5 million is an obligation of Covert and Harquahala under their construction financing arrangements.

Mantua Creek Project

The Mantua Creek project is a 897 MW combined cycle merchant power plant located in the Township of West Depford, New Jersey. Due to liquidity constraints, PG&E NEG no longer could provide equity contributions to the project and beginning in the fourth quarter of 2002, began to suspend or terminate contracts with vendors. At December 31, 2002, PG&E NEG wrote off capitalized development and construction costs of $257 million and established an additional accrual of $22 million for charges and associated termination costs. In the six months ended June 30, 2003, various termination cost accruals were adjusted as settlements occurred resulting in an approximate $8 million reduction in impairment expense.

DTE-Georgetown

On June 26, 2003, PG&E GTN, PG&E ET, and DTE Georgetown, LLC (DTE) entered into a termination agreement that terminated a tolling agreement between DTE and PG&E ET dated May 23, 2000. In consideration for a payment of approximately $30 million by PG&E ET, the termination agreement releases and discharges PG&E ET from any and all obligations under the tolling agreement and PG&E GTN from any and all obligations under its guarantee of PG&E ET's obligations, subject to restoration of PG&E GTN's guarantee obligation in the limited event that DTE may be required to disgorge amounts received from PG&E ET. Under the tolling agreement, PG&E ET would have had to make capacity payments totaling approximately $64 million over the next seven years. PG&E NEG recorded this $30 million payment as a charge to impairment expense in the three months ended June 30, 2003.

NOTE 4: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

USGen New England - In September 1998, USGenNE acquired the non-nuclear generating assets of the New England Electric System (NEES) for approximately $1.8 billion. These assets included:

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

Consistent with its previously announced strategy of disposing of certain merchant assets, in December 2002, the Board of Directors of PG&E Corporation approved management's plans for the proposed sale of USGenNE. Under the provisions of SFAS No. 144, the equity of USGenNE is accounted for as an asset held for sale. This requires that the asset be recorded at the lower of fair value, less costs to sell, or book value. Based on the then current estimated fair value (based on the estimated proceeds) of a sale of USGenNE, PG&E NEG recorded a pre-tax loss of $1.1 billion in the fourth quarter of 2002. It is anticipated that arrangements for the disposition of the USGenNE assets will be made during 2003. However, as a result of required regulatory approval by the FERC, it is anticipated that any disposals will not be consummated until 2004. The operating results from USGenNE are being reported as discontinued operations in the Consolidated Financial Statements of PG&E NEG and PG&E Corporation. Also, under the provisions of SFAS No. 144, no depreciation has been recorded on these assets held for sale.

Mountain View - In December 2002, the Board of Directors of PG&E Corporation approved the sale of Mountain View Power Partners, LLC and Mountain View Power Partners II, LLC, which had been merged on October 1, 2002 (collectively referred to as Mountain View). On December 18, 2002, a subsidiary of PG&E NEG entered into an agreement to sell Mountain View to Centennial Power, Inc. The sale occurred on January 3, 2003. PG&E NEG received $102 million in proceeds for the sale of Mountain View, resulting in a $19 million pre-tax gain.

Under the provisions of SFAS No. 144, Mountain View is accounted for as an asset held for sale. The operating results and gains on sale of Mountain View are reported as discontinued operations in the Consolidated Financial Statements of PG&E NEG and PG&E Corporation.

ET Canada - On March 18, 2003, PG&E Energy Trading-Gas Corporation (ET-Gas), a subsidiary of PG&E NEG, completed the sale of 100 percent of the stock of PG&E Energy Trading, Canada Corporation (ET Canada) to Seminole Canada Gas Company, a Nova Scotia unlimited liability company (Seminole). Seminole transferred approximately $86 million at closing to ET-Gas and several of its affiliates, representing the purchase price and the return of collateral posted by ET-Gas and ET Canada to support ET Canada's energy trading transactions, plus interest. Most of the proceeds were used to repay principal and interest on an outstanding loan of $76 million to another affiliate.

Seminole also replaced certain letters of credit issued to support ET Canada's energy trading transactions and obtained the release of ET-Gas and its affiliates, including PG&E GTN and PG&E NEG, from obligations under guarantees supporting the letters of credit. Seminole has indemnified ET-Gas for any liability under the letters of credit or the guarantees. As previously disclosed, in the fourth quarter of 2002, PG&E NEG and PG&E Corporation recorded a $25 million pre-tax loss on the anticipated disposition of ET Canada. In the first quarter of 2003, an additional loss of $3 million pre-tax on disposal was recorded. Under the provisions of SFAS No. 144, ET Canada is accounted for as a discontinued operation.

Ohio Peakers - On June 30, 2003, PG&E Dispersed Generating Company (DG), an indirect subsidiary of PG&E NEG, and American Municipal Power-Ohio Inc. (Amp Ohio) entered into a contract whereby Amp Ohio will purchase DG's three Ohio generating plants, Galion, Napoleon, and Bowling Green, plus the attached spare turbines and parts and the associated rights to expand the Bowling Green and Napoleon plants (collectively referred to as the Ohio Peakers) for $7 million. The closing of this transaction is expected to occur in August 2003, after FERC approval is received. Under the provisions of SFAS No. 144, the Ohio Peakers are accounted for as assets held for sale. This requires that the assets be recorded at the lower of fair value, less costs to sell, or book value. At the same time the asset sales agreement was executed, PG&E ET and Amp Ohio executed and closed on an agreement to terminate the tolling agreement between the two parties, associated with the Bowling Green Plant. PG&E ET received $5.5 million to terminate the tolling agreement. Based on the estimated proceeds from the sales agreement and including the tolling agreement termination payment, PG&E NEG recorded a pre-tax loss on disposal of $9 million in the second quarter of 2003.

The following table reflects the operating results of the combined USGenNE, Mountain View, ET Canada, and the Ohio Peakers for the three and six months ended June 30, 2003, and 2002:
	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2003	2002	2003	2002

Operating Revenues	$194	$195	$317	$412
Operating Expenses	141	117	313	248
Cost of commodity sales and fuel
Operations, maintenance, and management	60	68	113	132
Depreciation and amortization	1	19	1	37
Other operating expenses	2	-	2	-

Total operating expense	204	204	429	417

Operating Income (Loss)	(10)	(9)	(112)	(5)
Interest income	8	11	15	21
Interest expense	-	(1)	(1)	(1)
Other expense, net	(2)	(4)	(6)	(6)

Income (Loss) Before Income Taxes	(4)	(3)	104	9
Income tax expense	-	(3)	-	2

Earnings (Loss) from Assets classified as Discontinued Operations	$(4)	$-	$(104)	$7

The following table reflects the components of assets and liabilities held for sale of USGenNE and Ohio Peakers at June 30, 2003, and the combined USGenNE, Mountain View, ET Canada, and Ohio Peakers at December 31, 2002:
	Balance At

(in millions)	June 30, 2003	December 31, 2002

ASSETS	$36	$32
Current Assets
Cash and cash equivalents
Accounts receivable - trade	172	300
Inventory	59	82
Price risk management	177	196
Prepaid expenses, deposits and other	10	97

Total current assets held for sale	454	707

Property, Plant and Equipment	745	829
Total property, plant and equipment (1)
Accumulated depreciation	(287)	(291)

Net property, plant and equipment	458	538

Other Noncurrent Assets	286	319
Long-term receivables (2)
Intangible assets, net of accumulated amortization of $37 million and $37 million	10	20
Price risk management	24	30
Other	36	33

Total noncurrent assets held for sale	814	940

TOTAL ASSETS HELD FOR SALE	1,268	1,647

LIABILITIES	75	75
Current Liabilities
Long-term debt, classified as current
Accounts payable and Accrued expenses	59	207
Price risk management	318	331
Out-of-market contractual obligations (3)	76	86

Total current liabilities held for sale	528	699

Noncurrent Liabilities	275	272
Price risk management
Out-of-market contractual obligations (3)	465	501
Other noncurrent liabilities and deferred credit	16	20

Total noncurrent liabilities held for sale	756	793

TOTAL LIABILITIES HELD FOR SALE	1,284	1,492

NET ASSETS (LIABILITIES) HELD FOR SALE	$(16)	$155

(1)	Includes impairment charges made against property, plant and equipment.
(2)

USGenNE receives payments from a subsidiary of NEES, related to the assumption of power supply agreements, which are payable monthly through January 2008. The long-term receivables were recorded at the present value of the scheduled payments using a discount rate that reflects NEES' credit rating on the date of acquisition of USGenNE by PG&E NEG.

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

NOTE 5: PRICE RISK MANAGEMENT

As discussed in Note 3, PG&E NEG financial results will no longer be consolidated in those of PG&E Corporation following the July 8, 2003, Chapter 11 filing of PG&E NEG. Upon deconsolidation, the only risk management activities reported will be related to Utility non-trading activities.

PG&E NEG has significantly reduced its energy trading operations and is retaining limited capabilities necessary to ensure fuel procurement and power logistics for PG&E NEG's retained independent power plant operations and to serve USGenNE's needs.

Non-Trading Activities

At June 30, 2003, PG&E Corporation had cash flow hedges of varying durations associated with commodity price risk, interest rate risk, and foreign currency risk, the longest of which extend through November 2003, March 2014, and December 2004, respectively. PG&E Corporation has incurred cumulative derivative losses of $29 million on its commodity hedges, $50 million on its interest rate hedges, and $1 million on its foreign currency hedges, which are included in OCI at June 30, 2003.

PG&E Corporation's net derivative losses included in OCI at June 30, 2003, were $80 million, of which approximately $38 million is expected to be reclassified into earnings within the next 12 months based on the contractual terms of the contracts or the termination of the hedge position. The actual amounts reclassified from OCI to earnings will differ as a result of market price changes. PG&E Corporation's ineffective portion of changes in amounts of cash flow hedges was immaterial for the three and six months ended June 30, 2003, and June 30, 2002.

The schedule below summarizes the activities affecting OCI, net of tax, from derivative instruments:

(in millions)	Three months ended June 30, 2003		Three months ended June 30, 2002

	PG&E Corporation	Utility	PG&E Corporation	Utility

Derivative losses included in accumulated other comprehensive income (loss) at beginning of period	$(86)	$-	$(34)	$-
Net loss from current period hedging transactions and price changes	(4)	-	(9)	-
Net reclassification to earnings	10		-	-

Derivative losses included in accumulated other comprehensive income at end of period	(80)	-	(43)	-
Foreign currency translation adjustment	-	-	(2)	-
Retirement plan remeasurement (Note 8)	(60)	(60)	-	-

Accumulated other comprehensive loss at end of period	$(140)	$(60)	$(45)	$-

(in millions)	Six months ended June 30, 2003		Six months ended June 30, 2002

	PG&E Corporation	Utility	PG&E Corporation	Utility

Derivative losses included in accumulated other comprehensive income (loss) at beginning of period	$(90)	$-	$36	$-
Net loss from current period hedging transactions and price changes	(5)	-	(84)	-
Net reclassification to earnings	15	-	5	-

Derivative losses included in accumulated other comprehensive income at end of period	(80)	-	(43)	-
Foreign currency translation adjustment	-	-	(2)	-
Retirement plan remeasurement (Note 8)	(60)	(60)	-	-

Accumulated other comprehensive loss at end of period	$(140)	$(60)	$(45)	$-

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

Cash flow hedge accounting was discontinued for commodity cash flow hedge derivatives of PG&E NEG on January 1, 2003. Accordingly, prospective changes in the fair value of these discontinued cash flow hedge derivatives affect PG&E NEG's earnings on a mark-to-market basis along with the ineffective portion of all cash flow hedges. PG&E NEG has certain non-trading derivative contracts that do not qualify for cash flow hedge accounting or the normal purchases and sales exception to SFAS No. 133. These derivatives are reported in earnings on a mark-to-market basis. These contracts consist primarily of those derivative commodity contracts for which normal purchases and sales treatment was disallowed upon PG&E NEG's implementation of DIG C15 and C16 effective April 1, 2002.

PG&E NEG's pre-tax earnings include losses of $18 million and gains of $32 million for the three- and six-month periods ended June 30, 2003, related to commodity hedges, previously deferred in OCI, after it became probable that the forecasted transactions will not occur.

At June 30, 2003, the Utility had cash flow hedges associated with natural gas commodity price risk. These contracts are presented at fair value on the Utility's Consolidated Balance Sheets in PRM assets and regulatory liabilities. At June 30, 2002, the Utility did not have any cash flow hedges.

The Utility has certain non-trading derivative contracts that do not qualify for cash flow hedge accounting or the normal purchase and sales exception to SFAS No.133. These derivatives are reported in earnings on a mark-to-market basis.

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

Gains and losses on trading contracts affect PG&E Corporation's gross margin in the accompanying PG&E Corporation Consolidated Statements of Operations on a mark-to-market basis. Settlement or delivery on a contract generally does not result in incremental net income recognition because the profit or loss on a contract is recognized in income on a mark-to-market basis during the periods before settlement occurs.

Gains and losses on trading contracts affect PG&E Corporation's cash flow when these contracts are settled. Net realized gains reported in the table below primarily reflect the net effect of contracts that have been settled in cash. Net realized gains also include certain non-cash items, including amortization of option premiums that were paid or received in cash in earlier periods, but are considered realized when the related options are exercised or expired.

PG&E Corporation's net gains (losses) on trading activities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Trading activities:
Unrealized losses, net	$(41)	$(48)	$(33)	$(53)
Realized gains (losses), net	(7)	34	(40)	78

Total	$(48)	$(14)	$(73)	$25

Price Risk Management Assets and Liabilities

PRM assets and liabilities on the accompanying PG&E Corporation Consolidated Balance Sheets reflect the aggregation of the fair values of outstanding contracts. These fair values are calculated on a mark-to-market basis for contracts that will be settled in future periods. PRM assets and liabilities at June 30, 2003, include amounts for trading and non-trading activities, as described below:

	PRM Assets		PRM Liabilities		Net Assets (Liabilities)

(in millions)	Current	Noncurrent	Current	Noncurrent

PG&E NEG
Trading activities	$230	$224	$(213)	$(269)	$(28)
Non-trading activities	39	83	(14)	(5)	103
Utility
Non-trading activities	11	-	-	-	11

Total consolidated PRM assets and liabilities	$280	$307	$(227)	$(274)	$86

Credit Risk

Credit risk is the risk of loss that PG&E Corporation and the Utility would incur if counterparties failed to perform their contractual obligations. These obligations are reflected as Accounts Receivable - Customers, net; notes receivable included in Other Noncurrent Assets - Other; PRM assets; and Assets Held For Sale on the Consolidated Balance Sheets of PG&E Corporation and the Utility, as applicable. PG&E Corporation and the Utility conduct business primarily with customers or vendors, referred to as counterparties, in the energy industry. These counterparties include other IOUs, municipal utilities, energy trading companies, financial institutions, and oil and gas production companies located in the United States and Canada. This concentration of counterparties may impact PG&E Corporation's and the Utility's overall exposure to credit risk because their counterparties may be similarly affected by economic or regulatory changes, or other changes in conditions.

PG&E Corporation and the Utility manage their credit risk in accordance with the PG&E Corporation Risk Management Policy. This established processes for assigning credit limits to counterparties before entering into agreements with significant exposure to PG&E Corporation and the Utility. These processes include an evaluation of a potential counterparty's financial condition, net worth, credit rating, and other credit criteria as deemed appropriate, and are performed at least annually.

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

During the period ended June 30, 2003, PG&E Corporation's credit risk decreased, as compared to December 31, 2002, primarily due to contract terminations with PG&E NEG counterparties. During the period ended June 30, 2003, the Utility's credit risk decreased, as compared to December 31, 2002, primarily due to the receipt of payment from a previously terminated contract with a counterparty.

During the three- and six-month periods ended June 30, 2003, PG&E Corporation and the Utility recognized no losses due to the contract defaults or bankruptcies of counterparties.

At June 30, 2003, PG&E Corporation had no single counterparty that represented greater than 10 percent of PG&E Corporation's net credit exposure. At June 30, 2003, the Utility had one investment grade counterparty that represented 17 percent of the Utility's net credit exposure and one below-investment grade counterparty that represented 11 percent of the Utility's net credit exposure.

The schedule below summarizes PG&E Corporation's and the Utility's credit risk exposure to counterparties that are in a net asset position, with the exception of exchange-traded futures (the exchange provides for contract settlement on a daily basis), as well as PG&E Corporation's and the Utility's credit risk exposure to counterparties with a greater than 10 percent net credit exposure, at June 30, 2003, and December 31, 2002:
(in millions)	Gross Credit Exposure Before Credit Collateral (1)	Credit Collateral	Net Credit Exposure (2)	Number of Counterparties >10 percent	Net Exposure of Counterparties >10 percent

At June 30, 2003
PG&E Corporation	$710	$97	$613	-	$-
Utility (3)	220	55	165	2	46

At December 31, 2002
PG&E Corporation	$1,165	$195	$970	-	$-
Utility (3)	288	113	175	2	55

(1)

Gross credit exposure equals mark-to-market value, notes receivable, and net (payables) receivables where netting is allowed. Gross and net credit exposure amounts reported above do not include adjustments for time value, liquidity, model, or credit reserves.

(2)

Net credit exposure is the gross credit exposure minus credit collateral (cash deposits and letters of credit). For purposes of this table, parental guarantees are not included as part of the calculation.

(3)

The Utility's gross credit exposure includes wholesale activity only. Retail activity and payables incurred prior to the Utility's Chapter 11 filing are not included. Retail activity at the Utility consists of the accounts receivable from the sale of gas and electricity to millions of residential and small commercial customers.

The schedule below summarizes the credit quality of PG&E Corporation's and the Utility's net credit risk exposure to counterparties at June 30, 2003, and December 31, 2002.
Credit Quality (1)	Net Credit Exposure(2)	Percentage of Net Credit Exposure

(in millions)

At June 30, 2003
PG&E Corporation
Investment grade(3) (4)	$363	59%
Noninvestment grade	120	20%
Not rated(4)	130	21%

Total	$613	100%

Utility
Investment grade(3) (4)	$101	61%
Noninvestment grade	64	39%
Not rated(4)	-	-

Total	$165	100%

At December 31, 2002
PG&E Corporation
Investment grade(3) (4)	$700	72%
Noninvestment grade	205	21%
Not rated(4)	65	7%

Total	$970	100%

Utility
Investment grade(3) (4)	$111	63%
Noninvestment grade	64	37%
Not rated(4)	-	-

Total	$175	100%

(1)

Credit ratings are determined by using publicly available credit ratings of the counterparty. If the counterparty provides a guarantee by a higher rated entity (e.g., its parent), the rating determination is based on the rating of its guarantor.

(2)

Net credit exposure is the gross credit exposure minus credit collateral (cash deposits and letters of credit). For purposes of this table, parental guarantees are not included as part of the calculation.

(3)	Investment grade is determined using publicly available information, i.e., rated at least Baa3 by Moody's and BBB- by S&P.
(4)

Most counterparties with no ratings are governmental authorities that are not rated through publicly available information, but which PG&E Corporation has assessed as equivalent to investment grade based upon an internal assessment of credit quality. These are designated as "investment grade" in the above. Other counterparties with no rating obtainable through publicly available information, are designated as "not rated" above, but are subject to an internal assessment of their credit quality and an internal credit rating designation.

PG&E Corporation has regional concentrations of credit exposure to counterparties that conduct business primarily throughout North America. The Utility has a regional concentration of credit risk associated with its receivables from residential and small commercial customers in Northern California. However, the risk of material loss due to nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience. At June 30, 2003, the Utility had a net regional concentration of credit exposure totaling $165 million to counterparties that conduct business primarily throughout North America.

NOTE 6: COMMITMENTS AND CONTINGENCIES

PG&E Corporation has substantial financial commitments and contingencies in connection with agreements entered into supporting the Utility's operating activities. PG&E Corporation has limited financial commitments relating to PG&E NEG's operating activities. These commitments are discussed more fully in the PG&E Corporation's and Utility's combined 2002 Annual Report on Form 10-K, as amended. The following summarizes PG&E Corporation's, the Utility's, and PG&E NEG's material contingencies and canceled, new, and significantly modified commitments since the combined 2002 Annual Report on Form 10-K, as amended, was filed.

Commitments

Utility

Natural Gas Supply and Transportation Commitments - The Utility purchases natural gas directly from producers and marketers in both Canada and the United States. The composition of the portfolio of natural gas procurement contracts has fluctuated, generally based on market conditions.

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

At June 30, 2003, the Utility's obligations for natural gas purchases and gas transportation services were as follows:

(in millions)

2003	$479
2004	276
2005	84
2006	26
2007	7
Thereafter	-

Total	$872

Since the Utility is in Chapter 11 and its credit ratings are below investment grade, the Utility uses several different credit arrangements for the purpose of purchasing natural gas. The Utility has a $10 million standby letter of credit and has pledged its gas customer accounts receivable. The core gas inventory may be pledged but only if the Utility's gas customer accounts receivable are less than the amount that the Utility owes to the gas suppliers. Through June 30, 2003, the accounts receivable pledge has been sufficient. The CPUC authorized the Utility to pledge its gas accounts receivable and core inventory, if necessary, until the earlier of:

  May 1, 2004;
  15 days after an upgrade of the credit rating of the Utility's mortgage bonds to at least BBB- by S&P or Baa3 by Moody's;
  The effective date of a plan of reorganization; or
  The dismissal or conversion of the Utility's Chapter 11 proceeding.

At June 30, 2003, the pledged amount of gas accounts receivable was $220 million.

Transmission Control Agreement - The Utility entered into a Transmission Control Agreement (TCA) with the ISO and others. As a transmission owner, the Utility is required to give two years notice if it wishes to withdraw from the TCA. Under this agreement, the transmission owners, which also include SCE and San Diego Gas & Electric Company, assign control and operation of their electric transmission systems to the ISO. In addition, as a party to the TCA, the transmission owners are responsible for the costs of the Reliability Must-Run (RMR) Agreements between the ISO and owners of the plants subject to RMR contracts (RMR plants). Under the RMR Agreements, RMR plants must remain available to generate electricity when needed for transmission system reliability upon the ISO's demand.

At June 30, 2003, the ISO has RMR agreements that obligate the Utility for approximately $911 million during the period July 1, 2003, to June 30, 2005.

It is possible that the Utility may receive a refund of RMR costs previously paid to the ISO. In June 2000, an Administrative Law Judge (ALJ) at the FERC issued an initial decision that would require the subsidiaries of the Mirant Corporation (Mirant) that are parties to three RMR contracts with the ISO to refund to the ISO, and the ISO to refund to the Utility, excess payments for availability of Mirant's generating units under the RMR contracts. If the FERC were to affirm the ALJ's initial decision, the Utility would expect refunds, with interest, of approximately $300 million. Any refunds received would be used to reduce previously under-collected transition and procurement costs or to lower future reliability services rates depending on the time period covered by the refunds. On July 14, 2003, Mirant filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. The Utility is unable to predict at this time when the FERC will issue a final decision on this issue, what the outcome of the FERC's decision will be, and the amount of any refunds, which may be impacted by Mirant's Chapter 11 filing, the Utility will ultimately receive.

Electricity Purchases to Meet Demand - On January 1, 2003, the Utility resumed the function of procuring electricity to meet the portion of its customers' needs that is not covered by the combination of the allocation of electricity from existing DWR contracts and the Utility's own electric generation resources and contracts. To meet this requirement, the Utility entered into contracts for fuel supply, capacity, and transmission rights. In order to enter into these contracts, the Utility has posted collateral with the California ISO and several other counterparties. These contracts, with terms of one year or less, did not have a material impact on the Utility's commitments previously disclosed in its 2002 Annual Report on Form 10-K, as amended.

In June 2003, the CPUC issued a decision that requires each IOU to increase procurement of renewable energy by at least 1 percent per year. By the end of 2017, each IOU must be procuring at least 20 percent of its total electricity from renewable resources. The decision states that the Utility is not obligated to procure additional renewable energy until it is creditworthy and that the Utility will accumulate an Annual Procurement Target (APT) based on 1 percent of retail sales, each year, starting in 2003, until it receives an investment grade credit rating. When the Utility receives an investment grade credit rating it will be required to enter into procurement contracts for renewable energy to meet its accumulated APT. Although the Utility cannot predict what the terms, including price, of such contracts would be, the decision requires that the procurement price under such contracts be at or below a market price benchmark established by the CPUC after the bids have been received. If the Utility exceeds its APT, it can apply the excess to meet the APT in future years. For under-procurement, the decision allows IOUs to carry over an annual deficit of 25 percent to the next three years without explanation. Failure to meet minimum APTs without prior CPUC approval would result in an automatic penalty of $0.05 per kilowatt-hour (kWh), subject to an annual penalty cap of $25 million.

PG&E NEG

Letters of Credit

In addition to the outstanding balances under the credit facilities described in Note 3, PG&E NEG and certain subsidiaries are required to reimburse amounts drawn under letters of credit issued by financial institutions under certain financing facilities. As a result of PG&E NEG's Chapter 11 filing, the financial institutions are no longer obligated to provide letters of credit facilities. The following table lists the various letter of credit facilities:

(in millions) Borrower	Maturity	Letter of Credit Capacity	Letter of Credit Outstanding June 30, 2003

PG&E NEG	8/03	$115	$115
USGenNE	8/03	25	13
PG&E Gen	12/04	6	6
PG&E ET	9/03	19	19
PG&E ET	11/03	35	25

Tolling Agreements

PG&E ET entered into tolling agreements with several counterparties under which, at its discretion, PG&E ET supplied the fuel to the power plants and then sold the plant's output in the competitive market. Payments to counterparties would be reduced if the plants did not achieve agreed-upon levels of performance. The face amount of PG&E NEG's and its subsidiaries' guarantees relating to PG&E ET's tolling agreements is approximately $565 million. PG&E ET entered into tolling agreements with: (1) Liberty Electric Power, L.P. (Liberty) guaranteed by both PG&E NEG and PG&E GTN for an aggregate amount of up to $140 million, (2) Calpine Energy Services, L.P. (Calpine) for which no guarantee is in place, (3) Southaven Power, LLC (Southaven) guaranteed by PG&E NEG for up to $175 million, and (4) Caledonia Generating, LLC (Caledonia) guaranteed by PG&E NEG for up to $250 million. On July 8, 2003, PG&E ET petitioned the Bankruptcy Court to reject all remaining tolling agreements. On August 6, 2003, the Bankruptcy Court approved PG&E ET's motion and the Liberty, Southaven, and Caledonia tolling agreements are now terminated.

Under each tolling agreement, determination of the termination payment is based on a formula that takes into account a number of factors including market conditions such as the price of power and the price of fuel. In the event of a dispute over the amount of any termination payment that the parties are unable to resolve by negotiation, the tolling agreement provides for mandatory arbitration. The dispute resolution process could take as long as six months to more than a year to complete. The Bankruptcy Court may resolve any damages claim or permit such arbitration to proceed.

DTE-Georgetown, LLC - On June 26, 2003, PG&E GTN, PG&E Energy Trading - Power, LP (PGET), and DTE-Georgetown, LLC (DTE) entered into a termination agreement that terminated a tolling agreement between DTE and PGET dated May 23, 2000. In consideration for a payment of approximately $30 million by PGET, the termination agreement releases and discharges PGET from any and all obligations under the tolling agreement and PG&E GTN from any and all obligations under its guarantee of PGET's obligations, subject to restoration of PG&E GTN's guarantee obligation in the limited event that DTE may be required to disgorge amounts received from PGET. Under the tolling agreement, PGET would have had to make capacity payments totaling approximately $64 million over the next seven years.

Liberty - On August 6, 2003, the Bankruptcy Court approved PG&E ET's motion to reject the Liberty tolling agreement, and that agreement is now terminated. Whether and to the extent either Liberty or PG&E ET may be found liable for termination payments under the Liberty tolling agreement is subject to dispute. If liability is established and PG&E ET is responsible for termination payments to Liberty, PG&E GTN will be the primary guarantor for any amounts due to Liberty. Under the terms of the guarantee to Liberty, PG&E GTN is potentially liable for termination payments up to the maximum amount of the guarantee, $140 million. On July 22, 2003, Liberty issued a $4.4 million payment demand to PG&E GTN under the guarantee, ostensibly for a capacity payment due from PG&E ET to Liberty arising prior to PG&E ET's filing for bankruptcy protection. In addition, on July 30, 2003, Liberty sent an invoice for a termination payment of approximately $177 million to PG&E ET.

Southaven and Caledonia Tolling Agreements - PG&E ET signed a tolling agreement with Southaven dated as of June 1, 2000, and Caledonia dated September 30, 2000, under which PG&E ET was required to provide credit support as defined in the tolling agreement. PG&E ET satisfied this obligation by providing a guarantee from PG&E NEG that was investment grade as defined in the tolling agreement. The amount of the guarantee does not exceed $175 million for Southaven and $250 million for Caledonia. By letter dated August 31, 2002, Southaven and Caledonia advised PG&E ET that it believed an event of default under the agreement had taken place with respect to this obligation because PG&E NEG was no longer investment grade as defined in the tolling agreement, and because PG&E ET had failed to provide, within 30 days from the downgrade, substitute credit support that meets the requirement of the tolling agreement. Southaven and Caledonia have the right to terminate the agreement and seek a termination payment. In addition, PG&E ET provided Southaven and Caledonia with a notice of default respecting Southaven's and Caledonia's performance under the tolling agreement and concerning the inability of the facility to inject its output into the local grid. Southaven and Caledonia have not cured this default and on February 4, 2003, PG&E ET provided a notice of termination.

On February 7, 2003, Southaven and Caledonia filed emergency petitions to compel arbitration or, in the alternative, for a temporary restraining order and preliminary injunction with the Circuit Court of Montgomery County, Maryland. On March 3, 2003, the court issued an order ruling that PG&E ET must continue to perform under the agreements. PG&E ET appealed this decision to an intermediate Maryland appellate court. However, on April 8, 2003, the highest appellate court in Maryland issued on its own motion an order taking jurisdiction of the appeal. This action is currently stayed as a result of PG&E ET's Chapter 11 filing on July 8, 2003. The Southaven and Caledonia tolling agreements were the subject of a motion to reject filed by PG&E ET with the Bankruptcy Court on July 8, 2003. On August 6, 2003, the Bankruptcy Court granted PG&E ET's motion, and terminated the Southaven and Caledonia tolling agreements.

Contingencies

Utility

The Utility has significant gain and loss contingencies related to its Chapter 11 filing.

Recovery of Transition Costs and Surcharge Revenues

As a result of frozen rates, at December 31, 2000, the Utility had accumulated a total of approximately $4.1 billion, after-tax, in under-collected purchased power and generation-related transition costs. This amount was charged to earnings at that time because the Utility could no longer conclude that such costs were probable of collection through regulated rates. In 2001 and 2002, as a result of stabilized wholesale electricity prices and the CPUC-authorized surcharges discussed below, the Utility's total generation-related electric revenues were greater than its generation-related costs, resulting in the partial recovery of under-collected purchased power and generation-related transition costs that were previously written off. As of December 31, 2002, the outstanding balance of the under-collected purchased power and generation-related transition costs was $2.2 billion, after-tax. During the first quarter of 2003, generation-related costs exceeded generation-related revenues due to lower winter consumption and lower winter rates. During the second quarter of 2003, generation-related revenues returned to levels in excess of generation-related costs. As of June 30, 2003, the outstanding balance of the Utility's under-collected purchased power and generation-related transition costs amounted to $2.1 billion, after-tax, excluding interest and other Chapter 11-related costs. Generation-related costs in excess of generation-related revenues continue to be expensed as they are incurred. Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the CPUC would agree to establish a new regulatory asset to restore the Utility to financial health (see Note 2). The balances in the Utility's transition cost balancing account as of January 1, 2004, would have no further impact on the Utility's retail electric rates and would be subject to no further review by the CPUC except for verification of recorded balances.

In January 2001, the CPUC increased electric rates by $0.01 per kWh, in March 2001 by another $0.03 per kWh, and in May 2001 by an additional $0.005 per kWh. The use of these surcharge revenues was restricted to "ongoing procurement costs" and "future power purchases." In November and December 2002, the CPUC approved decisions modifying the restrictions on the use of revenues generated by the surcharges and authorizing the Utility to record amounts related to the surcharge revenues as an offset to unrecovered transition costs. Based on these CPUC decisions and an agreement between the CPUC and another IOU, SCE, in which SCE was allowed to use its $0.005 per kWh surcharge to offset its DWR revenue requirement, the Utility has continued to recognize revenues related to the $0.01, $0.03, and $0.005 surcharges after the statutory end of the retail electric rate freeze, which was March 31, 2002, even without considering the proposed settlement agreement in the Utility's Chapter 11 proceeding (discussed in Note 2). As such, the Utility has not recorded a regulatory liability or a refund reserve for these surcharge revenues, or any portion thereof, in its financial statements. From January 2001 to June 30, 2003, the Utility recognized total surcharge revenues of $6.5 billion, pre-tax.

Under the proposed settlement agreement discussed in Note 2, the CPUC would agree and acknowledge that the headroom, surcharge, and base revenues accrued or collected by the Utility through and including December 31, 2003, are the property of the Utility's Chapter 11 estate, have been or will be used for utility purposes, including to pay creditors in the Utility's Chapter 11 proceeding, have been included in the Utility's retail electric rates consistent with state and federal law, and are not subject to refund. The proposed settlement defines headroom as the Utility's total net after-tax income reported under GAAP, less earnings from operations, (as has been historically defined by PG&E Corporation in its earnings press release, a non-GAAP financial measure), plus after-tax amounts accrued for Chapter 11-related administration and Chapter 11-related interest costs, all multiplied by 1.67, provided the calculation will reflect the outcome of the Utility's 2003 GRC. The proposed settlement notes that it is in the public interest to restore the Utility's financial health and to allow the Utility to recover, over a reasonable time, prior uncollected costs. For financial reporting purposes, these amounts that restore the Utility's financial health and recover previously written-off under-collected costs are referred to as headroom. The proposed settlement agreement provides that if headroom revenues accrued by the Utility during 2003 are greater than $875 million, pre-tax, the Utility would refund the excess to ratepayers. Further, if headroom revenues are less than $775 million, pre-tax, the CPUC would allow the Utility to collect the shortfall in rates. Headroom revenues for the six months ended June 30, 2003, were $237 million, pre-tax, as calculated under the terms of the proposed settlement agreement.

The Utility's ultimate recovery of its previously written-off under-collected purchased power and generation-related transition costs if the proposed settlement agreement and Settlement Plan are not implemented and the validity of the CPUC's agreements under the proposed settlement agreement regarding headroom, surcharge and base revenues collected by the Utility through and including December 31, 2003, may depend upon the California Supreme Court's consideration of questions certified to it by the Ninth Circuit regarding the legality of recovery of under-collected costs by SCE under a settlement and stipulated federal court judgment with the CPUC. The CPUC represented to the court that, in part, as a result of California (AB) 6X, which prevented the Utility from divesting generation assets, it has the authority to allow the Utility and SCE to recover under-collected purchased power and generation-related transition costs beyond the end of the rate freeze. The settlement reached by the CPUC and SCE provides that the CPUC would maintain SCE's rates at their current levels (beyond the end of the rate freeze) until the earlier of the date that SCE recovered its transition costs or December 31, 2003. Several entities, including TURN, have challenged this settlement and the ratemaking adopted by the CPUC to implement the settlement, arguing, among other things, that the recovery of SCE's under-collected costs in retail rates under the settlement violates the provisions of AB 1890 prohibiting post-freeze recovery of transition and procurement costs. Oral argument occurred before the California Supreme Court on May 27, 2003, and it is expected that the Court will issue a ruling by August 27, 2003.

Even if the California Supreme Court were to rule that the SCE settlement violates state law and, therefore, California IOUs are not permitted to recover their procurement and transition costs after the end of the rate freeze, such a ruling would not affect the Utility's claim that it has a right to recover such costs under the federal filed rate doctrine, which is currently pending before the federal courts. Under the proposed settlement agreement, on or as soon as practicable after the latter of the effective date of the Settlement Plan or the date that CPUC approval of the proposed settlement agreement is no longer subject to appeal, the Utility would dismiss with prejudice the filed rate case.

Further, PG&E Corporation and the Utility believe that, even if the California Supreme Court finds the SCE settlement violates state law, there are independent legal and factual reasons under which the proposed settlement agreement and the Settlement Plan would still be valid under state and federal law. The effectiveness of the Settlement Plan is not conditioned on receiving a favorable ruling in the SCE case by the California Supreme Court.

If the Settlement Plan contemplated in the proposed settlement agreement in the Utility's Chapter 11 proceeding is not implemented, it is possible that at some future date the CPUC, either in response to certain judicial decisions, or on its own initiative, may change its interpretation of law or otherwise seek to change the Utility's overall retail electric rates retroactively. As stated above, the Utility has not provided reserves for potential refunds of any of these surcharge revenues as of June 30, 2003. If the CPUC requires the Utility to refund any of these revenues in the future, the Utility's earnings could be materially affected.

In July 2003, a CPUC Commissioner issued a proposed decision that proposes to find that the retail electric rate freeze ended on January 18, 2001. The proposed decision also provides that the CPUC would determine the extent and disposition of costs previously defined as uneconomic, transition or stranded, in a separate proceeding. The proposed decision contemplates that the separate proceeding would also determine whether the recovery of these costs has been fully addressed or resolved in the Utility's Chapter 11 proceeding or in other CPUC proceedings. The Utility has filed comments suggesting that the CPUC defer its decision on these issues pending the CPUC's consideration of the proposed settlement agreement and the implementation of the Settlement Plan. The Utility cannot predict the ultimate outcome of this proceeding.

Allocation of DWR Electricity to Customers of the IOUs

In September 2002, the CPUC issued a decision to allocate the electricity provided under existing DWR contracts to the customers of the IOUs. This decision required the Utility, along with the other IOUs, to begin performing all the day-to-day scheduling, dispatch, and administrative functions associated with the DWR contracts allocated to the IOUs' respective resource portfolios by January 1, 2003. The DWR retains legal and financial responsibility for these contracts.

Under the proposed settlement agreement, the Utility would agree to accept an assignment of or to assume legal and financial responsibility for the DWR contracts only if (1) the Utility receives a long-term issuer credit rating of at least A from S&P and an issuer credit rating of at least A2 from Moody's after giving effect to such assignment or assumption, (2) the CPUC first makes a finding that the DWR allocated contracts are just and reasonable, and (3) the CPUC first acts to ensure that the Utility receives full and timely rate recovery of all costs of the DWR contracts over their life without further review. The CPUC would retain the right to review administration and dispatch of the DWR contracts consistent with applicable law. The State of California has stated publicly that it does not intend to transfer full legal title of, and responsibility for, the DWR electricity contracts to the IOUs until they are in a position where they will be financially able to absorb the contracts. However, if the proposed settlement agreement is not approved and either the State of California or the CPUC grants the DWR the authority to transfer legal title of the DWR contracts to the Utility without having first met the Utility's conditions, the Utility's results of operations could be adversely affected.

Nuclear Insurance

The Utility has several types of nuclear insurance for its Diablo Canyon Power Plant (DCPP) and Humboldt Bay Power Plant (HBPP). The Utility has insurance coverage for property damages and business interruption losses as a member of Nuclear Electric Insurance Limited (NEIL). NEIL is a mutual insurer owned by utilities with nuclear facilities. Under this insurance, if any nuclear generating facility insured by NEIL suffers severe losses, the NEIL Board of Directors could require the Utility to pay additional annual premiums of up to $32 million for DCPP to cover property damages and business interruption and up to $1.4 million for HBPP to cover property damages.

Under federal law, the Price-Anderson Act (Act), public liability claims from a nuclear incident are limited to $9.5 billion. As required by the Act, the Utility has purchased the maximum available public liability insurance of $300 million for DCPP. The balance of the $9.5 billion of liability protection is covered by a loss-sharing program (secondary financial protection) among utilities owning nuclear reactors. Under the Act, secondary financial protection is required for all reactors of 100 MW or higher. If a nuclear incident results in costs in excess of $300 million, then the Utility may be responsible for up to $88 million per reactor, with payments in each year limited to a maximum of $10 million per incident until the Utility has fully paid its share of the liability. Since the Utility has two nuclear reactors of over 100 MW, the Utility may be assessed up to $176 million per incident, with payments in each year limited to a maximum of $20 million per incident. In February 2003, a provision extending the Act through the end of 2003 was adopted by the U.S. Congress. No other material terms of the Act changed as a result of the provision.

Additionally, the Utility has purchased $53.3 million of private liability insurance for HBPP and has a $500 million indemnification from the Nuclear Regulatory Commission (NRC) for public liability arising from nuclear incidents covering liabilities in excess of the $53.3 million of private liability insurance for HBPP.

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

In February 2001, several surety companies provided cancellation notices because of the Utility's financial situation. The DIR has not agreed to release the canceling sureties from their obligations for claims occurring prior to the cancellation and has continued to apply the canceled bond amounts, totaling $185 million, towards the $365 million amount of collateral. Three additional active surety bonds totaling $180 million make up the Utility's collateral. At June 30, 2003, the canceled bonds have not impacted the Utility's self-insured status under California law. PG&E Corporation has guaranteed the Utility's reimbursement obligation associated with these surety bonds and the Utility's underlying obligation to pay workers' compensation claims.

Balancing Account Reserves

In 2002, the CPUC ordered the Utility to create certain electric balancing accounts to track specific electric-related amounts, including revenue shortfalls from baseline allowance increases and costs related to the self-generation incentive program, for which the CPUC has not yet determined a specific recovery method. In the decisions ordering the creation of these balancing accounts, the CPUC indicated that the recovery method of these amounts would be determined in the future. Because the Utility cannot conclude that the amounts in these balancing accounts are considered probable of recovery in future rates, the Utility has reserved these balances by recording a charge against earnings. As of June 30, 2003, the reserve associated with these balancing accounts was approximately $220 million.

DWR Revenue Requirement

Because the Utility acts as a collection agent for the DWR, amounts collected on behalf of the DWR (related to its revenue requirement) are excluded from the Utility's revenues. Until the CPUC modifies the current frozen rate structure or until the approval of the proposed settlement agreement and new rates under that settlement are implemented, changes to the DWR's 2001, 2002, or 2003 revenue requirement may materially affect the Utility's future earnings.

In December 2002, the CPUC issued a decision allocating approximately $2 billion of the DWR's 2003 $4.5 billion total statewide power charge-related revenue requirement to the Utility's customers. This revenue requirement includes the cost associated with the DWR contracts allocated to the Utility's customers effective January 1, 2003. In April 2003, the Utility and the DWR entered into a CPUC-approved operating agreement that supersedes the December 2002 operating order. (The December 2002 operating order required the Utility to perform the operational, dispatch, and administrative functions for the DWR's allocated contracts beginning on January 1, 2003.) The operating agreement provides that the Utility will begin passing through additional revenues to the DWR consistent with the DWR's October 2002 and March 2003 requests for amendments to the formula that determines the amount of remittances to the DWR contained in the May 2002 servicing order but subject to the outcome of the CPUC's consideration of the DWR's requests. As of June 30, 2003, the Utility had accrued an additional $516 million, pre-tax, obligation for pass-through revenues to the DWR. The Utility had accrued $369 million, pre-tax, at December 31, 2002, and $539 million, pre-tax, at March 31, 2003 for these additional pass-through revenues to the DWR. During the second quarter of 2003, the Utility remitted $74 million of these pass-through revenues to the DWR and accrued an additional $51 million. The ultimate remittance of the $516 million amount accrued as of June 30, 2003, depends upon whether the CPUC grants the DWR's request for changes to the May 2002 servicing order (which was revised in December 2002) and whether such changes would be retroactive to January 2001, the date that the DWR began purchasing power for the Utility's customers.

In July 2003, the DWR submitted a supplemental 2003 revenue requirement to the CPUC reducing the amount of the total 2003 statewide power charge-related revenue the DWR was anticipating to receive by approximately $1 billion. The CPUC is responsible for determining how to allocate the reduced revenue requirement among the customers of the three California IOUs. The requested reduction expressly assumes that the Utility would remit an additional estimated cash payment of $539 million, which was accrued as of March 31, 2003, to the DWR in 2003. The ALJ in this proceeding indicated that the $539 million assumed remittance amount is an estimate and not a final number. The ALJ also indicated that, in connection with the proposed 2003 DWR revenue requirement reduction, the CPUC may consider reducing utility rates overall in order to pass through the savings to customers. The CPUC expects to consider a proposed decision during the third quarter of 2003. On August 1, 2003, another CPUC ALJ issued a draft decision that, if approved by the CPUC, would modify the May 2002 and December 2002 DWR servicing orders to require the Utility to remit an additional cash payment to the DWR for the period retroactive to January 2001 as discussed above. The draft decision would not specify the amount to be remitted but instead defers the issue to the 2003 DWR supplemental revenue requirement proceeding, where offsetting reductions to the DWR's revenue requirements and remittances for 2003 are being considered. The draft decision would not determine whether the Utility should pay interest on the additional payment, but would defer to both the DWR and the Utility to resolve the issue, subject to CPUC determination if the parties cannot agree. The draft decision is subject to comment by parties before being considered by the CPUC. A separate proceeding will consider a revision or adjustment for the revenue requirements remitted to the DWR for 2002 and 2001 costs. At that time, the CPUC may also consider a revision or adjustment to the allocation of the DWR's 2003 revenue requirement. The Utility cannot predict the ultimate outcome of this matter.

The Utility has a lawsuit pending in a California court, asking that the DWR be precluded from imposing its revenue requirements on the Utility and its customers until the DWR can demonstrate that its revenue requirements are "just and reasonable," as legally required. The lawsuit is scheduled to be considered by the court during the third or fourth quarter of 2003.

PG&E NEG

Guarantees

PG&E NEG and certain subsidiaries have provided guarantees as of June 30, 2003, to approximately 96 counterparties in support of PG&E ET's energy trading and non-trading activities related to PG&E NEG's merchant energy portfolio in the face amount of $1.1 billion. During the second quarter, due to wind down of the trading operations, PG&E NEG and its subsidiaries have canceled guarantees amounting to $1.5 billion. Typically, the overall exposure under these guarantees is only a fraction of the face value of these guarantees, since not all counterparty credit limits are fully used at any time. The amount of such exposure varies daily depending on changes in market prices and net changes in position. With its Chapter 11 filing on July 8, 2003, PG&E ET defaulted on numerous trading agreements. The amounts due as a result of these defaults will be determined and resolved in the context of PG&E ET's Chapter 11 filing.

Other Guarantees

PG&E NEG provided guarantees related to other obligations by PG&E NEG companies to counterparties for goods or services. PG&E NEG does not believe that it has significant exposure under these guarantees. The most significant of these guarantees relate to performance under certain construction contracts. These guarantees represent guarantees of subsidiary obligations for transactions entered into in the ordinary course of business. Some of the guarantees relate to the construction or development of PG&E NEG's power plants and pipelines. These guarantees are described below.

PG&E NEG has issued guarantees to construction financing lenders for the performance of the contractors building the Harquahala and Covert generating projects for up to $555 million. Additionally, PG&E NEG has issued $100 million of guarantees to the construction contractor of the Harquahala and Covert projects to cover certain separate cost-sharing arrangements. As a result of the settlement of the Shaw Litigation, these guarantees have been terminated.

PG&E NEG has provided a $300 million guarantee to support a tolling agreement that a wholly owned subsidiary, Attala Energy Company, LLC, has entered into with another wholly owned subsidiary, Attala Generating.

The balance of the guarantees are for commitments undertaken by PG&E NEG or subsidiaries in the ordinary course of business for services such as facility and equipment leases, ash disposal rights, and surety bonds.

PG&E Corporation

A claim has been asserted on behalf of PG&E NEG's estate that PG&E NEG is entitled to be compensated for any tax savings achieved by PG&E Corporation as a result of the incorporation of PG&E NEG's losses and deductions in PG&E Corporation's consolidated federal tax return under an alleged implied tax sharing agreement between PG&E Corporation and PG&E NEG or otherwise. In May 2003, PG&E Corporation received a return of $533 million from the Internal Revenue Service for an overpayment of 2002 estimated federal income taxes resulting from losses and deductions incurred at PG&E Corporation, the Utility, and PG&E NEG and its subsidiaries, of which approximately $361 million is attributable to losses and deductions related to PG&E NEG and its subsidiaries that were incorporated into PG&E Corporation's 2002 consolidated federal income tax return. It has been asserted that PG&E NEG has a direct interest in $361 million of the funds received by PG&E Corporation at a minimum. PG&E Corporation denies that any tax sharing agreement, whether implied or express, ever existed and denies that it has any obligation to compensate PG&E NEG for the incorporation of its or its subsidiaries' losses and deductions into PG&E Corporation's consolidated federal tax returns, as required under the Internal Revenue Code. Nevertheless, any adjudication of PG&E NEG's claim and any use or disposition of such funds will be subject to resolution in PG&E NEG's bankruptcy proceeding. Consequently, until the dispute is resolved in the Chapter 11 proceeding, PG&E Corporation is treating $361 million of the amount received by PG&E Corporation as restricted cash.

PG&E Corporation does not expect that the outcome of this matter will have a material adverse effect on its results of operations. As described in Note 3 above, effective July 8, 2003, PG&E Corporation no longer will consolidate PG&E NEG's financial results and will begin accounting for its investment in PG&E NEG using the cost method.

In addition, PG&E Corporation has guaranteed the Utility's reimbursement obligation associated with certain surety bonds and the Utility's obligations to pay workers' compensation claims.

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

The Utility had an undiscounted environmental remediation liability of $302 million at June 30, 2003, and $331 million at December 31, 2002. During the first half of the year, the liability was reduced by $29 million primarily due to a reassessment of the estimated cost of remediation. The $302 million accrued at June 30, 2003, includes (1) $105 million related to the pre-closing remediation liability associated with divested generation facilities, and (2) $197 million related to remediation costs for those generation facilities that the Utility still owns, gas gathering sites, compressor stations, and manufactured gas plant sites that are either owned by the Utility or are the subject of remediation orders by environmental agencies or claims by the current owners of the former gas plant sites. Of the $302 million environmental remediation liability, the Utility has recovered $155 million through rates charged to its customers, and expects to recover approximately $93 million of the balance in future rates. Any amounts collected in excess of the Utility's ultimate obligations may be subject to refunds to ratepayers. The Utility also is recovering its costs from insurance carriers and from other third parties whenever it is possible.

The cost of the hazardous substance remediation ultimately undertaken by the Utility is difficult to estimate. The estimate depends on a number of uncertainties, including the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives. The Utility estimates the upper limit of the range using assumptions least favorable to the Utility, which is based upon a range of reasonably possible outcomes. The Utility's future costs could increase to as much as $418 million if (1) the other potentially responsible parties are not financially able to contribute to these costs, (2) the extent of contamination or necessary remediation is greater than anticipated, or (3) the Utility is found to be responsible for clean-up costs at additional sites.

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

The California Attorney General, on behalf of various state environmental agencies, filed claims in the Utility's Chapter 11 proceeding for environmental remediation at numerous sites totaling approximately $770 million. For most of these sites, remediation is ongoing in the normal course of business or the Utility is in the process of remediation in cooperation with the relevant agencies and other parties responsible for contributing to the clean-up. Since the Utility's proposed plan of reorganization provides that the Utility intends to respond to these types of claims in the regular course of business, and since the Utility has not argued that the Chapter 11 proceeding relieves the Utility of its obligations to respond to valid environmental remediation orders, the Utility believes the state's claims seeking specific cash recoveries are unenforceable.

Moss Landing - In December 1999, the Utility was notified by the purchaser of its former Moss Landing power plant that it had identified a cleaning procedure used at the plant that released heated water and organic debris from the intake, and that this procedure is not specified in the plant's National Pollutant Discharge Elimination System (NPDES) permit issued by the Central Coast Regional Water Quality Control Board, or Central Coast Board. A settlement has been reached with the Central Coast Board, under which the Utility would pay a total of $5 million to be used for environmental projects. No civil penalties would be paid under the settlement. The Central Coast Board voted to accept the settlement in December 2002, and the Utility has obtained authorization from the Bankruptcy Court to enter into the final settlement agreement. The parties have signed the settlement agreement, which was incorporated into a consent decree entered in the California Superior Court on May 9, 2003. The California Attorney General has filed a claim in the Utility's Chapter 11 case to preserve the Central Coast Board's claim. The Utility currently is seeking withdrawal of this claim.

The Utility believes the ultimate outcome of this matter will not have a material impact on its consolidated financial position of results of operations.

Diablo Canyon - The Utility's Diablo Canyon employs a "once-through" cooling water system, which is regulated under an NPDES permit issued by the Central Coast Board. This permit allows Diablo Canyon to discharge the cooling water at a temperature no more than 22 degrees above ambient receiving water and requires that the beneficial uses of the water be protected. The beneficial uses of water in this region include industrial water supply, marine and wildlife habitat, shellfish harvesting, and preservation of rare and endangered species. In January 2000, the Central Coast Board issued a proposed draft Cease and Desist Order alleging that, although the temperature limit has never been exceeded, Diablo Canyon's discharge was not protective of beneficial uses.

In October 2000, the Central Coast Board and the Utility reached a tentative settlement of this matter pursuant to which the Central Coast Board agreed to find that the Utility's discharge of cooling water from the Diablo Canyon plant protects beneficial uses and that the intake technology reflects the "best technology available" under Section 316(b) of the Federal Clean Water Act. As part of the settlement, the Utility will take measures to preserve certain acreage north of the plant and will fund approximately $6 million in environmental projects and future environmental monitoring related to coastal resources. On March 21, 2003, the Central Coast Board voted to accept the settlement. On May 5, 2003, the Bankruptcy Court authorized the Utility to sign the final settlement agreement. On June 17, 2003, the settlement was fully executed by the Utility, the Central Coast Board, and the Attorney General's Office. In order for the settlement to become effective, among other things, the Central Coast Board must renew Diablo Canyon's NPDES permit. However, at its July 10, 2003, meeting, the Central Coast Board did not renew the permit and continued the permit renewal hearing indefinitely. Several Central Coast Board members indicated that they no longer supported the settlement agreement accepted in March 2003 and the Central Coast Board requested its staff to develop additional information on possible mitigation measures.

The California Attorney General has filed a claim in the Utility's Chapter 11 proceeding on behalf of the Central Coast Board seeking unspecified penalties and other relief in connection with Diablo Canyon's operation of its cooling water system. The Utility is seeking withdrawal of this claim.

The Utility believes the ultimate outcome of this matter will not have a material impact on its consolidated financial position or results of operations.

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

As a result of the EPA Information Request and environmental regulatory initiatives by the Commonwealth of Massachusetts, USGenNE is exploring ways to achieve significant reductions of sulfur dioxide (SO2) and nitrogen oxide (Nox) emissions. Additional requirements for the control of mercury and carbon dioxide emissions also will be forthcoming as part of these regulatory initiatives. Management believes that USGenNE would meet these requirements through installation of controls at the Brayton Point and Salem Harbor plants, and estimates that capital expenditures on these environmental projects could approximate $426 million over the next four years. These estimates are currently under review and it is possible that actual expenditures may be higher. Based on an emission control plan filed for Brayton Point under the regulations implementing these initiatives, the Massachusetts Department of Environmental Protection (DEP) ruled that Brayton Point is required to meet the newer, more stringent emission limitations for SO2 and Nox by 2006.

On June 19, 2003, USGenNE, the DEP, the City of Salem, and various environmental/citizen groups entered into an Administrative Consent Order (ACO) to resolve a number of administrative appeals regarding matters related to the Massachusetts air regulations for the Salem Harbor Station. The ACO's terms will constitute compliance with the NOx and SO2 provisions of the regulations. The ACO describes generally how USGenNE will comply with these regulations and takes into account the need for reliable electricity supplies, the financial uncertainties surrounding USGenNE, the fiscal uncertainties of the City of Salem, and the economic risks to the workers at the facility. USGenNE has represented to the parties that USGenNE does not have the ability to finance the capital improvements it has proposed to achieve compliance, and that, as a result, such funding must be provided by public sources unaffiliated with USGenNE. The ACO also requires USGenNE to implement certain near-term pollution control measures. The ACO was submitted to the ALJ, together with a motion to enter to ACO as a final resolution of the two adjudicatory proceedings.

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

Based on its initial review of the draft permit, USGenNE believes that the draft permit is excessively stringent. It is estimated that USGenNE's cost to comply with the new permit conditions could be as much as $248 million through 2006, but this is a preliminary estimate. There are various administrative and judicial proceedings that must be completed before the draft NPDES permit for Brayton Point becomes final, and these proceedings are not expected to be completed during 2003. In addition, the EPA, as well as local environmental groups, previously expressed concern that the metal vanadium is not addressed at Brayton Point or Salem Harbor under the terms of the old NPDES permits. However, if the EPA does insist on including vanadium in the NPDES permit, USGenNE may have to spend a significant amount of cost to comply with such a provision. In addition, it is possible that the new permits for Salem Harbor and Manchester Street also may contain more stringent limitations than prior permits and that the cost to comply with the new permit conditions could be greater than the current estimate of $4 million. Lastly, the issuance of any final NPDES permits may be affected by the EPA's proposed regulations under Section 316(b) of the Clean Water Act, as described below.

On March 27, 2002, the Rhode Island Attorney General notified USGenNE of his belief that Brayton Point "is in violation of applicable statutory and regulatory provisions governing its operations..." including "protections accorded by common law" respecting discharges from the facility into Mount Hope Bay. He stated that he intends to seek judicial relief "to abate these environmental law violations and to recover damages..." within the next 30 days. PG&E NEG believes that Brayton Point is in full compliance with all applicable permits, laws, and regulations. The complaint has not yet been filed or served. In early May 2002, the Rhode Island Attorney General stated that he did not plan to file the action until the EPA issues a draft Clean Water Act NPDES permit for Brayton Point. The EPA issued this draft permit on July 22, 2002, and the Rhode Island Attorney General has since stated he has no intention of pursuing this matter until he reviews USGenNE's response to the draft permit which was submitted on October 4, 2002. It is uncertain whether the Rhode Island Attorney General will pursue this matter and, if he does, the extent to which it will have a material adverse effect on PG&E NEG's financial condition or results of operations.

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

During April 2000, an environmental group served USGenNE and other PG&E NEG subsidiaries with a notice of its intent to file a citizen's suit under the Resource Conservation Recovery Act. In September 2000, PG&E NEG signed a series of agreements with the DEP and the environmental group to resolve these matters that require PG&E NEG to alter its existing wastewater treatment facilities at its Brayton Point and Salem Harbor generating facilities. PG&E NEG began the activities during 2000 and is expected to complete them in 2003. PG&E NEG incurred expenditures related to these agreements of $4.7 million in 2002, $2.6 million in 2001, and $5.7 million in 2000. In addition to the costs previously incurred, PG&E NEG maintains a reserve in the amount of $5.4 million relating to its estimate of the remaining expenditures to fulfill its obligations under these agreements. PG&E NEG has deferred costs associated with capital expenditures and has set up a receivable account for amounts it believes are probable of recovery from insurance companies.

PG&E NEG believes that it may be required to spend up to approximately $678 million, excluding insurance proceeds, through 2008 for environmental compliance to continue operating these facilities. This amount may change, however, and the timing of any necessary capital expenditures could be accelerated in the event of a change in environmental regulations or the commencement of any enforcement proceeding against PG&E NEG. PG&E NEG has not made any commitments to spend these amounts. In the event PG&E NEG does not spend or is unable to spend because of liquidity constraints amounts needed in order to comply with these requirements, PG&E NEG may not be able to continue to operate one or all of these facilities.

Global Climate Change

Global climate change is a significant environmental issue that is likely to require sustained global action and investment over many decades. The Utility and PG&E NEG have been engaged on the climate change issue for several years and are working with others on developing appropriate public policy responses to this challenge. The Utility and PG&E NEG have continuously assessed the financial and operational implications of this issue; however, the outcome and timing of these initiatives are uncertain.

There are six greenhouse gases. The Utility and PG&E NEG emit varying quantities of these greenhouse gases, including carbon dioxide and methane, in the course of their operations. Depending on the ultimate regulatory regime put into place for greenhouse gases, the Utility's or PG&E NEG's operations, cash flows and financial condition could be adversely affected. Given the uncertainty of the regulatory regime, it is not possible to predict the extent to which climate change regulation will have a material adverse effect on the Utility's or PG&E NEG's financial condition or result of operations.

The Utility and PG&E NEG are taking numerous steps to manage the potential risks associated with the eventual regulation of greenhouse gases, including but not limited to preparing inventories of greenhouse gas emissions, voluntarily reporting on these emissions through a variety of state and federal programs, engaging in demand side management programs that prevent greenhouse gas emissions, and supporting market-based solutions to the climate change challenge.

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

The provision for legal matters is included in PG&E Corporation's and the Utility's Other Noncurrent Liabilities in the Consolidated Balance Sheets, and totaled $219 million at June 30, 2003, and $202 million at December 31, 2002.

Legal Matters

In the normal course of business, PG&E Corporation, the Utility, and PG&E NEG are named as parties in a number of claims and lawsuits. The most significant of these are discussed below. The Utility's Chapter 11 filing on April 6, 2001, discussed in Note 2, automatically stayed the litigation described below against the Utility, except as otherwise noted.

Chromium Litigation

There are 14 civil suits pending against the Utility in several California state courts. One of these suits also names PG&E Corporation as a defendant. Currently, there are approximately 1,200 plaintiffs in the chromium litigation cases. Approximately 1,260 individuals have filed proofs of claims with the Bankruptcy Court, most of whom are plaintiffs in the 14 chromium litigation cases. Approximately 1,035 of these claimants have filed proofs of claim requesting an approximate aggregate amount of $580 million and approximately another 225 claimants have filed claims for an "unknown amount."

In general, plaintiffs and claimants allege that exposure to chromium at or near the Utility's compressor stations at Hinkley and Kettleman, California, and the area of California near Topock, Arizona, caused personal injuries, wrongful death, or other injury and seek related damages. The Bankruptcy Court has granted certain claimants' motion for relief from stay so that the state court lawsuits pending before the Utility's Chapter 11 filing can proceed.

The Utility is responding to the suits in which it has been served and is asserting affirmative defenses. The Utility will pursue appropriate legal defenses, including statute of limitations, exclusivity of workers' compensation laws, and factual defenses, including lack of exposure to chromium and the inability of chromium to cause certain of the illnesses alleged.

The Utility has filed 13 summary judgment motions challenging the claims of the trial test plaintiffs and four of the 13 summary judgment motions are scheduled for hearing in 2003. At a status conference on March 17, 2003, the Los Angeles Superior Court scheduled a trial of 18 test cases to commence in March 2004.

The Utility has recorded a reserve in its financial statements in the amount of $160 million for these matters. PG&E Corporation and the Utility believe that, after taking into account the reserves recorded at June 30, 2003, the ultimate outcome of this matter will not have a material adverse impact on PG&E Corporation's or the Utility's financial condition or future results of operations.

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

The relator has filed a claim in the Utility's Chapter 11 case for $2.5 billion, $2 billion of which is based upon the plaintiff's calculation of penalties sought against the Utility.

PG&E Corporation and the Utility believe the allegations to be without merit and intend to present a vigorous defense. PG&E Corporation and the Utility believe that the ultimate outcome of the litigation will not have a material adverse effect on their financial condition or results of operations.

Federal Securities Lawsuit

This matter involves a second amended complaint that was filed against PG&E Corporation and an executive officer of PG&E Corporation on February 4, 2002, in the U.S. District Court for the Northern District of California, purportedly brought on behalf of all persons who purchased PG&E Corporation common stock or certain shares of the Utility's preferred stock between July 20, 2000, and April 9, 2001. In January 2002, the District Court dismissed the plaintiffs' first amended complaint. The first and second amended complaints alleged that the defendants caused PG&E Corporation's Consolidated Financial Statements for the second and third quarters of 2000 to be materially misleading in violation of federal securities laws as a result of recording as a deferred cost and capitalizing as a regulatory asset the under-collections that resulted when escalating wholesale energy prices caused the Utility to pay far more to purchase electricity than it was permitted to collect from customers. In the second amended complaint, the plaintiffs also repeated some of the allegations that appear in the California Attorney General's complaint discussed below. The plaintiffs sought an unspecified amount of compensatory damages, plus costs and attorneys' fees. In dismissing the first amended complaint, the District Court found that the complaint failed to state a claim in light of the public disclosures by PG&E Corporation, the Utility, and others regarding the under-collections, the risk that they might not be recoverable, the financial consequences of non-recovery, and other information from which analysts and investors could assess for themselves the probability of recovery.

In June 2002, the District Court dismissed the second amended complaint with prejudice, prohibiting the plaintiffs from filing a further complaint. The plaintiffs' appeal of the dismissal was argued before the U.S. Court of Appeals for the Ninth Circuit on June 10, 2003. In July 2003, the Ninth Circuit court upheld the District Court's dismissal of the plaintiffs' second amended complaint. The plaintiffs have until October 29, 2003 to file a petition asking the U.S. Supreme Court to hear their appeal of the Ninth Circuit's July 2003 decision.

PG&E Corporation believes the allegations to be without merit and will continue vigorously responding to and defending against the litigation. PG&E Corporation believes that the ultimate outcome of the litigation will not have a material adverse effect on its financial condition or results of operations.

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

On January 9, 2002, the CPUC issued an interim decision and order interpreting the "first priority condition" adopted in the CPUC's holding company decision. This condition requires that the capital requirements of the Utility, as determined to be necessary and prudent to meet the utility's obligation to serve or to operate the utility in a prudent and efficient manner, be given first priority by the board of directors of the holding company. In the interim order, the CPUC stated, "the first priority condition does not preclude the requirement that the holding company infuse all types of capital into their respective utility subsidiaries where necessary to fulfill the Utility's obligation to serve." The three major California IOUs and their parent holding companies had opposed the broader interpretation, first contained in a proposed decision released for comment on December 26, 2001, as being inconsistent with the prior 15 years' understanding of that condition as applying more narrowly to a priority on capital needed for investment purposes. The CPUC also interpreted the first priority condition as prohibiting a holding company from (1) acquiring assets of its utility subsidiary for inadequate consideration, and (2) acquiring assets of its utility subsidiary at any price, if such acquisition would impair the utility's ability to fulfill its obligation to serve or to operate in a prudent and efficient manner. The utilities' applications for rehearing were denied on July 17, 2002.

In a related decision, the CPUC denied the motions filed by the California utility holding companies to dismiss the holding companies from the pending investigation on the basis that the CPUC lacks jurisdiction over the holding companies. However, in the interim decision interpreting the first priority condition discussed above, the CPUC separately dismissed PG&E Corporation (but no other utility holding company) as a respondent to the proceeding. In its written decision adopted on January 9, 2002, the CPUC stated that PG&E Corporation was being dismissed so that an appropriate legal forum could decide expeditiously whether adoption of the Utility's original proposed plan of reorganization would violate the first priority condition. The utilities' applications for rehearing were denied on July 17, 2002.

The holding companies' petitions for review of these CPUC decisions are pending before the First Appellate District in San Francisco, California.

The proposed settlement agreement in the Utility's Chapter 11 proceeding provides that on or as soon as practicable after the later of the effective date of the Settlement Plan or the date the CPUC decision approving the proposed settlement agreement is final and nonappealable, the Utility, PG&E Corporation, on the one hand, and the CPUC, on the other, will execute full mutual releases and dismissals with prejudice of certain claims, actions or regulatory proceedings, as specified in the settlement agreement, arising out of or related in any way to the energy crisis or the implementation of AB 1890, including the CPUC's investigation into past holding company actions during the energy crisis (but only as to past actions, not prospective matters).

PG&E Corporation and the Utility believe that they have complied with applicable statutes, CPUC decisions, rules, and orders. Neither the Utility nor PG&E Corporation, however, can predict what the outcome of the CPUC's investigation will be or whether the outcome will have a material adverse effect on their results of operations or financial condition.

Complaints Filed by the California Attorney General, City and County of San Francisco, and Cynthia Behr

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

Among other allegations, the Attorney General alleged that, through the Utility's Chapter 11 proceedings, PG&E Corporation and the Utility engaged in unlawful, unfair, and fraudulent business practices in alleged violation of California Business and Professions Code Section 17200 by seeking to implement the transactions contemplated in the original proposed plan of reorganization filed in the Utility's Chapter 11 proceeding. The complaint also seeks restitution of assets allegedly wrongfully transferred to PG&E Corporation from the Utility. In February 2002, PG&E Corporation filed a notice of removal in the Bankruptcy Court to transfer the Attorney General's complaint to the Bankruptcy Court, as well as a motion to dismiss the lawsuit, or in the alternative, to stay the suit with the Bankruptcy Court. Subsequently, the Attorney General filed a motion to remand the action to state court. In June 2002, the Bankruptcy Court held that federal law preempted the Attorney General's allegations concerning PG&E Corporation's participation in the Utility's Chapter 11 proceedings. The Bankruptcy Court directed the Attorney General to file an amended complaint omitting these allegations and remanded the amended complaint to the San Francisco Superior Court. Both parties appealed the Bankruptcy Court's remand order to the Northern District. The appeal and cross-appeal were argued before the Northern District on July 24, 2003, and the parties are waiting for a decision.

On August 9, 2002, the California Attorney General filed its amended complaint in the San Francisco Superior Court, omitting the allegations concerning PG&E Corporation's participation in the Utility's Chapter 11 proceedings. A status conference has been scheduled for August 29, 2003.

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

After removing the City's action to the Bankruptcy Court in February 2002, PG&E Corporation filed a motion to dismiss the complaint. Subsequently, the City filed a motion to remand the action to state court. In June 2002, the Bankruptcy Court issued an Amended Order on Motion to Remand stating that the Bankruptcy Court retained jurisdiction over the causes of action for conversion and unjust enrichment, finding that these claims belong solely to the Utility and cannot be asserted by the City and County, but remanding the Section 17200 cause of action to state court. Both parties have appealed the Bankruptcy Court's remand order to the Northern District. The appeal and cross-appeal were argued before the Northern District on July 24, 2003, and the parties are waiting for a decision. A status conference has been scheduled for August 29, 2003.

In addition, a third case, entitled Cynthia Behr v. PG&E Corporation, et al., was filed on February 14, 2002, by a private plaintiff (who also has filed a claim under Chapter 11) in Santa Clara Superior Court also alleging a violation of California Business and Professions Code Section 17200. The Behr complaint also names the directors of PG&E Corporation and the Utility as defendants. The allegations of the complaint are similar to the allegations contained in the Attorney General's complaint but also include allegations of conspiracy, fraudulent transfer, and violation of the California bulk sales laws. The plaintiff requests the same remedies as the Attorney General's case and in addition requests damages, attachment, and restraints upon the transfer of defendants' property. In March 2002, PG&E Corporation filed a notice of removal in the Bankruptcy Court to transfer the complaint to the Bankruptcy Court. Subsequently, the plaintiff filed a motion to remand the action to state court. In its June 2002 ruling mentioned above as to the Attorney General's and the City's cases, the Bankruptcy Court retained jurisdiction over Behr's fraudulent transfer claim and bulk sales claim, finding them to belong to the Utility's estate. The Bankruptcy Court remanded Behr's Section 17200 claim to the Santa Clara Superior Court. Both parties have appealed the Bankruptcy Court's remand order to the Northern District. The appeal and cross-appeal were argued before the Northern District on July 24, 2003, and the parties are waiting for a decision.

In April 2003, the San Francisco Superior Court dismissed Behr's civil conspiracy cause of action. A status conference has been scheduled for August 29, 2003.

The California Attorney General's case has been coordinated by the San Francisco Superior Court with the cases filed by the City and County of San Francisco and Cynthia Behr.

PG&E Corporation believes that the allegations of the complaints are without merit and will vigorously respond to and defend against the litigation. PG&E Corporation cannot predict whether the outcome of the litigation will have a material adverse effect on its results of operations or financial condition.

William Ahern, et al. v. Pacific Gas and Electric Company

On February 27, 2002, a group of 25 ratepayers filed a complaint against the Utility at the CPUC demanding an immediate reduction of approximately $0.035 per kWh in allegedly excessive electric rates and a refund of alleged recent over-collections in electric revenue since June 1, 2001. The complaint claims that electric rate surcharges adopted in the first quarter of 2001 due to the high cost of wholesale power (surcharges that increased the average electric rate by $0.04 per kWh) became excessive later in 2001. The only alleged over-collection amount calculated in the complaint is approximately $400 million during the last quarter of 2001. On April 2, 2002, the Utility filed an answer, arguing that the complaint should be denied and dismissed immediately as an impermissible collateral action and on the basis that the alleged facts, even if assumed to be true, do not establish that currently authorized electric rates are not reasonable. On May 10, 2002, the Utility filed a motion to dismiss the complaint. The CPUC has not yet issued a decision. However, in November 2002, the CPUC issued a decision jointly in this complaint case and in the rate stabilization proceedings modifying the restrictions on use of revenues generated by the surcharges to permit the revenues to be used for the purpose of securing or restoring the Utility's reasonable financial health, as determined by the CPUC. After the CPUC determines when the AB 1890 rate freeze ended, the CPUC will determine the extent and disposition of the Utility's under-collected costs, if any, remaining at the end of the rate freeze. If the CPUC determines that the Utility recovered revenues in excess of its transition costs or in excess of other permitted uses, the CPUC may require the Utility to refund such excess revenues. If the CPUC requires the Utility to refund any of these revenues in the future, the Utility's earnings could be materially affected. Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the CPUC would acknowledge and agree that the headroom, surcharge and base revenues accrued or collected by the Utility through and including December 31, 2003, are the property of the Utility's Chapter 11 estate, have been or will be used for utility purposes, including to pay creditors in the Utility's Chapter 11 proceeding, have been included in the Utility's retail electric rates consistent with state and federal law and are not subject to refund.

Mitsubishi Litigation

On May 7, 2003, Mitsubishi Heavy Industries, Inc. (MHI) filed suit in the U.S. District Court for the District of Maryland against PG&E NEG, PG&E National Energy Group, LLC (NEG LLC) and PG&E National Energy Group Construction Company, LLC (NEG Construction), involving a turbine purchase agreement and related contracts. On or about July 21, 2003, PG&E NEG notified the District Court of the automatic stay of litigation imposed by the bankruptcy laws. In its complaint, MHI alleges damages totaling approximately $300 million under the turbine purchase agreement and related contracts. MHI's claims arise from a dispute between the parties to a turbine purchase agreement regarding payments allegedly past due from NEG Construction in respect of reservation fees ($9.5 million) and gas generator equipment manufacture ($30 million). MPS also requested that PG&E NEG cash collateralize its $75 million guarantee issued in connection with the turbine purchase agreement. PG&E NEG and NEG Construction have maintained (and will maintain in defense of MHI's claims) that no amounts were or are due.

As a result of PG&E NEG's Chapter 11 filing, on August 5, 2003, the District Court entered an order staying the litigation. MHI has voluntarily dismissed, without prejudice, its claims against NEG LLC, and has opposed the District Court's stay order. NEG Construction intends to oppose MHI's response to the District Court's stay order.

The outcome of this matter is not expected to have a material adverse effect on PG&E Corporation's results of operations or financial condition. Effective July 8, 2003, PG&E NEG's results will no longer be consolidated into PG&E Corporation's financial results (see Note 1).

NOTE 7: SEGMENT INFORMATION

PG&E Corporation has identified three reportable operating segments based on similarities in the following characteristics:

  Economics;

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

Segment information for the three and six months ended June 30, 2003, and 2002, was as follows:

		PG&E National Energy Group

(in millions)	Utility	Total PG&E NEG	Integrated Energy & Marketing Activities	Interstate Pipeline Operations	PG&E NEG Elimi- nations	PG&E Corpora- tion, Elimi- nations and Other (1)	Total

Three months ended June 30, 2003
Operating revenues (6)	$2,729	$197	$172	$45	$(20)	$-	$2,926
Intersegment revenues (2)	1	13	(1)	14	-	(14)	-

Total operating revenues	2,730	210	171	59	(20)	(14)	2,926

Income (Loss) from continuing operations(3)	339	(165)	(74)	13	(104)	45	219
Net income (loss)(4)	339	(155)	(65)	13	(103)	43	227

Three months ended June 30, 2002 (5)
Operating revenues (6)	2,711	226	187	44	(5)	-	2,937
Intersegment revenues (2)	3	19	9	10	-	(22)	-

Total operating revenues	2,714	245	196	54	(5)	(22)	2,937

Income (Loss) from continuing operations(3)	463	(180)	(190)	17	(7)	(4)	279
Net income (loss)(4)	463	(241)	(251)	17	(7)	(4)	218

Six months ended June 30, 2003
Operating revenues (6)	4,793	434	378	94	(38)	-	5,227
Intersegment revenues (2)	4	35	6	29	-	(39)	-

Total operating revenues	4,797	469	384	123	(38)	(39)	5,227

Income (Loss) from continuing operations(3)	261	(419)	(224)	29	(224)	99	(59)
Net income (loss)(4)	260	(524)	(282)	29	(271)	137	(127)

Six months ended June 30, 2002 (5)
Operating revenues (6)	5,161	449	367	91	(9)	-	5,610
Intersegment revenues (2)	6	50	28	22	-	(56)	-

Total operating revenues	5,167	499	395	113	(9)	(56)	5,610

Income (Loss) from continuing operations(3)	1,053	(150)	(171)	35	(14)	-	903
Net income (loss)(4)	1,053	(204)	(225)	35	(14)	-	849

Total assets at June 30, 2003(7)	$26,013	$6,810	$6,629	$1,329	$(1,148)	$1,685	$34,508

Total assets at June 30, 2002(7)	$24,648	$11,422	$9,953	$1,355	$114	$709	$36,779

(1)

Includes PG&E Corporation, PG&E Ventures LLC, and elimination entries. PG&E Corporation eliminated $54 million for the three-month and $160 million for the six-month periods ended June 30, 2003, of deferred tax asset valuation reserves recorded at PG&E NEG. PG&E Corporation believes it is more likely than not that it will be able to realize these deferred tax assets on a consolidated basis.

(2)

Intersegment electric and gas revenues are recorded at market prices, except for the Utility, which uses rates set by the CPUC, and PG&E NEG's Interstate Pipeline Operations, which uses rates set by the FERC.

(3)	Corresponds to Utility's Income Available for Common Stock excluding Cumulative Effect of Changes in Accounting Principles.
(4)	Corresponds to Utility's Income Available for Common Stock.
(5)	Prior period amounts have been restated to reflect the reclassification of USGenNE, Mountain View, ET Canada, and Ohio Peakers operating results and net gains on disposal to discontinued operations.
(6)

Operating revenues and operating expenses reflect the adoption of a new accounting policy in the third quarter of 2002 implementing a retroactive change from gross to net method of reporting revenues and expenses on trading activities and the netting of certain revenues and expenses, primarily related to hedging activities in the second quarter of 2003. The amounts for trading and these certain hedging activities for prior periods have been reclassified to conform with the new net presentation.

(7)	PG&E Corporation's assets exclude its investment in subsidiaries.

NOTE 8: EMPLOYEE BENEFIT PLANS

On May 28, 2003, two of the Utility's unions ratified new contracts, which provide for, among other items, an increase in benefits provided under the Utility's defined benefit pension plan (Retirement Plan). As a result of the ratifications, the Utility remeasured the assets and liabilities of the Retirement Plan at May 28, 2003. In connection with the remeasurement, which reflected a reduction in the current discount rate from the Retirement Plan's previous actuarial valuation, the Utility recorded a minimum pension obligation of $478 million, the amount by which the accumulated benefit obligation exceeded the fair market value of plan assets, and reduced its pension asset from $887 million to $353 million. The Utility has previously recognized a regulatory liability for timing differences between recognition of pension costs in accordance with GAAP and ratemaking purposes. As a result of the remeasurement, the Utility has reduced this regulatory liability by $911 million. The remaining amount of $60 million, net of income tax benefit of $41 million, has been recorded as a component of shareholders' equity in OCI in the Consolidated Balance Sheets. The charge to OCI does not affect earnings or cash flow, and could be reversed in future periods if the fair value of plan assets exceeds the accumulated benefit obligation. The Utility's defined benefit pension plan currently exceeds the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

NOTE 9: SUBSEQUENT EVENTS

On July 2, 2003, PG&E Corporation completed a private placement of $600 million of 6-7/8 percent Senior Secured Notes due 2008 (Notes). The Notes are secured by a pledge of approximately 94 percent of the outstanding common stock of the Utility and are senior to all existing and future subordinated indebtedness, including PG&E Corporation's outstanding $280 million 9.50 percent Convertible Subordinated Notes.

The indenture, dated as of July 2, 2003, does not contain restrictions on the ability of the Utility and PG&E NEG to incur debt.

The net proceeds of the offering of approximately $583 million, together with cash on hand, were used to repay approximately $739 million under PG&E Corporation's existing credit agreement. A pre-tax loss of approximately $89 million will be recorded in the third quarter of 2003 to reflect the write-off to interest expense of unamortized loan fees, loan discount and prepayment fees. The payment resulted in the termination of PG&E Corporation's existing credit agreement and the release of liens on PG&E Corporation's shares of PG&E NEG, as well as the prior lien on approximately 94 percent of the outstanding common stock of the Utility.

Interest on the Notes accrues at the rate of 6-7/8 percent per annum and is payable semi-annually in arrears on January 15 and July 15, commencing January 15, 2004. The notes are redeemable at the option of PG&E Corporation at any time, at redemption prices described in the indenture. PG&E Corporation is not required to make mandatory redemption or sinking fund payments with respect to the Notes. However, under certain circumstances involving a change of control, spin-off, or reorganization event, as described in the indenture, PG&E Corporation is required to offer to purchase the Notes.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

PG&E Corporation is a holding company headquartered in San Francisco, California: its principal subsidiary, the Pacific Gas and Electric Company (Utility), is an operating public utility engaged primarily in the business of providing electricity, natural gas distribution, and transmission services throughout most of Northern and Central California.

On April 6, 2001, the Utility filed a voluntary petition for relief under Chapter 11 of the federal Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Northern District of California (referred to as the "Bankruptcy Court" in this report's discussion of the Utility's Chapter 11 filing). Pursuant to Chapter 11 of the Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The factors causing the Utility to take this action are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 2 of the Notes to the Consolidated Financial Statements.

PG&E National Energy Group, Inc. (PG&E NEG), another subsidiary of PG&E Corporation, is a company with subsidiaries currently engaged in electricity generation and natural gas transmission in the United States of America. On July 8, 2003, PG&E NEG and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, Greenbelt Division (referred to as the "Bankruptcy Court" in this report's discussion of PG&E NEG's Chapter 11 filing). Pursuant to Chapter 11 of the Bankruptcy Code, PG&E NEG and those subsidiaries retain control of their assets and are authorized to operate their businesses as debtors-in-possession while they are subject to the jurisdiction of the Bankruptcy Court. The factors causing PG&E NEG to take this action are discussed in this MD&A and in Note 3 of the Notes to the Consolidated Financial Statements.

The Consolidated Financial Statements of PG&E Corporation and of the Utility have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and repayment of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings of both the Utility and PG&E NEG and certain of its subsidiaries, as further discussed below, such realization of assets and liquidation of liabilities are subject to uncertainty.

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

These three reportable operating segments provide different products and services and are subject to different forms of regulation or jurisdiction. Financial information about each reportable operating segment is provided in this MD&A and in Note 7 of the Notes to the Consolidated Financial Statements.

This MD&A explains the general financial condition and the results of operations of PG&E Corporation and its subsidiaries, including:

  Factors that affect each business;
  A comparison of revenues and expenses and why they changed between periods;
  The sources and uses of cash between periods; and
  How related commitments and contingencies affect overall financial condition.

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

Outcome of the Utility's Chapter 11 Case. PG&E Corporation's and the Utility's future results of operations and financial conditions may be affected by the pace and outcome of the Utility's Chapter 11 case, which depends upon:

  Whether the proposed settlement agreement with the staff of the California Public Utilities Commission (CPUC) that contemplates a new plan of reorganization (Settlement Plan) to supersede the competing plans of reorganization submitted in the Utility's Chapter 11 proceeding, and the rates, tariffs, and agreements that it contemplates, are approved by the CPUC after public hearings, the timing of such approval, and whether any such approvals are appealed and, if appealed, the timing and resolution of these appeals;
  The outcome and the timing of the Bankruptcy Court's proceeding to confirm the Settlement Plan, whether the confirmation order is appealed and, if appealed, the timing and resolution of these appeals;
  The impact of future ratemaking actions of the CPUC including changes that may be made to reflect changes in the California Department of Water Resources' (DWR) revenue requirements;
  Whether the required credit ratings to implement the Settlement Plan are obtained;
  Future equity or debt market conditions, future interest rates, future credit ratings, and other factors that may affect the ability to implement the Settlement Plan or affect the terms, amount, and value of the debt proposed to be issued under the Settlement Plan;
  The effect of judicial decisions on the CPUC's authority to enter into and perform its obligations under the proposed settlement agreement, including the California Supreme Court's consideration of the legality of recovery of under-collected costs by another California utility, Southern California Edison Company (SCE), under a settlement and stipulated federal court judgment with the CPUC;
  Whether a plan of reorganization containing substantially different terms than those contained in the Settlement Plan is confirmed; and
  Whether a plan of reorganization is not confirmed for an extended period of time.

Operating Environment. The amount of operating income and cash flows the Utility may record may be influenced by the following:

  Unanticipated changes in operating expenses and capital expenditures;
  The level and volatility of wholesale electricity and natural gas prices and the Utility's ability to manage and respond to this volatility successfully;
  Weather and other natural phenomena;
  Unanticipated population growth or decline, changes in market demand and demographic patterns and general economic and financial market conditions, including unanticipated changes in interest or inflation rates;
  The demand for and pricing of natural gas transportation and storage services, which may be affected by weather, overall gas-fired generation, and price spreads between various natural gas delivery points;
  The inability of various counterparties to meet their obligations under their power sale agreements with the Utility or with the DWR thereby increasing the Utility's risk to procure additional power to cover the net open position;
  The Utility's ability to manage the net open position over time;
  Significant changes in the Utility's relationship with its employees, including the retirement of existing employees, the availability of qualified personnel and the potential adverse effects if labor disputes were to occur;
  Storms, earthquakes, fires, explosions, accidents, mechanical breakdowns and other events or perils that result in power outages or damage to the Utility's assets or operations, to the extent not covered by insurance;
  Acts of terrorism; and
  Actions of credit rating agencies.

Legislative and Regulatory Environment. PG&E Corporation's and the Utility's business may be impacted by:

  The possibility that the proposed settlement agreement is not approved by the CPUC or is modified or invalidated on appeal, or if the Settlement Plan is not confirmed or implemented, the timing and impact of the end of the retail electricity rate freeze, the structure of post-rate freeze ratemaking and whether the Utility is required to refund previously collected revenues to ratepayers;
  Prevailing governmental policies and legislative or regulatory actions generally, including those of the California legislature, U.S. Congress, the CPUC, and the Federal Energy Regulatory Commission (FERC), with regard to industry and rate structure, recovery of investments and costs, acquisitions and disposal of assets and facilities, treatment of affiliate contracts and relationships and operation and construction of facilities;
  How the CPUC administers the capital structure, stand-alone dividend and first priority conditions of the holding company conditions;
  Future regulatory proceedings related to whether the Utility has complied with all applicable rules, tariffs, and orders, and the extent to which a finding of non-compliance could result in customer refunds, penalties, or other non-recoverable expense; and
  The effect of compliance with existing and future environmental laws, regulations and policies.

Pending Litigation and Regulatory Proceedings. PG&E Corporation's and the Utility's future results of operations and financial conditions may be affected by the outcome of pending litigation and regulatory proceedings, including the 2003 General Rate Case (GRC) and proceedings to determine the allocable amount of DWR revenue requirements and the method of remittance of pass-through revenues collected by the Utility to the DWR.

Competition. PG&E Corporation's and the Utility's future results of operations and financial conditions may be affected by:

  Increased competition as a result of municipalization of the Utility's distribution assets, self-generation by its customers and other forms of competition that may result in stranded investment capital, loss of customer growth, and additional barriers to cost recovery;
  Changes in the level of the direct access customer cost responsibility surcharge, as well as other surcharges related to direct access, and changes to the current suspension of direct access; and
  Changes in vendor relationships.

Accounting and Risk Management. PG&E Corporation's and the Utility's future results of operations and financial conditions may be affected by new accounting pronouncements, including significant changes in accounting policies material to PG&E Corporation or the Utility.

PG&E NEG Chapter 11 Proceedings. PG&E Corporation's future results of operations and financial condition may be affected by whether PG&E Corporation is determined to be liable for any claims asserted by PG&E NEG or its creditors in PG&E NEG's Chapter 11 proceedings and the amount of any claims for which PG&E Corporation is determined to be liable.

As the ultimate impact of these and other factors is uncertain, these and other factors may cause future earnings to differ materially from historical results or outcomes currently sought or expected.

LIQUIDITY AND FINANCIAL RESOURCES

Utility

On April 6, 2001, the Utility filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code due in part to its inability, during the California energy crisis, to recover its procurement costs from customers in its rates. PG&E Corporation and the Utility have incurred, and will continue to incur throughout the reorganization process, legal, accounting, trustee, and other costs associated with the implementation of the proposed settlement agreement.

While the Utility is in Chapter 11 proceedings, the Utility is not allowed to pay liabilities incurred before it filed for its Chapter 11 petition without permission from the Bankruptcy Court. Additionally, the Utility:

  Does not have access to external funding from capital markets;
  Is in default under its credit facilities, commercial paper, floating rate notes, senior notes, pollution control loan agreements, and medium-term notes as a result of its failure to pay certain of its obligations. However, the event of default under each debt obligation has been stayed in accordance with the Utility's Chapter 11 proceedings; and
  Has been making capital investments (investments in property, plant and equipment) out of its cash on hand under the supervision of the Bankruptcy Court. The Utility anticipates that it will be able to continue making such necessary capital investments in the future, subject to Bankruptcy Court approval.

Since filing for Chapter 11, the Utility has received permission from the Bankruptcy Court to make payments on (1) pre- and post-petition interest on certain claims, (2) pre-petition amounts payable to qualifying facilities (QFs) and certain other vendors, and (3) matured pre-petition secured debt.

Also, the Utility has been, and will continue, accruing interest on its pre-petition liabilities at the required rates included in the Utility's proposed settlement agreement. However, due to the uncertainty of the ultimate outcome of the Utility's Chapter 11 proceedings, the Utility is not able to estimate the amount of interest that will be paid in 2003 and beyond.

Competing Plans of Reorganization

In September 2001, PG&E Corporation and the Utility submitted a proposed plan of reorganization to the Bankruptcy Court (the original plan of reorganization) that proposed to disaggregate the Utility's current business and to refinance the restructured businesses. In April 2002, the CPUC, later joined by the Official Committee of Unsecured Creditors (OCC), submitted a competing proposed plan of reorganization with the Bankruptcy Court that did not provide for disaggregation of the Utility's business. In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Utility, the CPUC, and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization.

The Proposed Settlement Agreement

On June 19, 2003, PG&E Corporation, the Utility, and the staff of the CPUC announced a proposed settlement agreement that contemplates a new plan of reorganization (Settlement Plan) to supersede the competing plans of reorganization. Under the proposed settlement agreement, PG&E Corporation and the Utility would agree that they no longer would propose to disaggregate the historic businesses of the Utility as had been proposed in the original plan of reorganization. Instead, the Utility would remain a vertically integrated utility subject to the CPUC's jurisdiction.

The treatment of creditors under the Settlement Plan would be consistent with that provided in the Utility's original plan of reorganization, except that those creditors that were to receive long-term notes to be issued by the limited liability companies contemplated under the original plan of reorganization or a combination of cash and long-term notes would be paid entirely in cash. The Settlement Plan contemplates satisfaction of allowed claims in the Utility's Chapter 11 proceeding in cash from the issuance of approximately $8.7 billion in debt (which may be either secured or unsecured depending on market conditions at the time of issuance), cash on hand, or, in some cases, the reinstatement of the underlying debt. The actual amount of debt that the Utility would issue will depend upon how certain claims are resolved and the amount of cash on hand at the time the Settlement Plan becomes effective, as well as cash requirements related to closing out any interest rate hedges and whether all intended reinstated debt will be reinstated.

The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Utility, as well as the CPUC. In addition, the proposed settlement agreement must be executed by all parties on or before December 31, 2003. The CPUC will conduct evidentiary hearings during September 2003 before deciding whether or not to approve the proposed settlement agreement. On July 25, 2003, the Utility filed its testimony in support of the proposed settlement agreement. Testimony from the staff of the CPUC and the OCC were also filed on July 25, 2003. The CPUC currently is expected to vote on the settlement agreement on December 18, 2003.

In addition, the Bankruptcy Court must confirm the Settlement Plan. While the CPUC is not a proponent, it would agree under the proposed settlement agreement to support the Settlement Plan. On July 31, 2003, the Bankruptcy Court approved the disclosure statement that will be used to solicit approval of the Settlement Plan from creditors entitled to vote on the Settlement Plan. On August 1, 2003, the Bankruptcy Court approved the solicitation procedures and ordered that the solicitation period to start on August 15 and end on September 29, 2003. The Bankruptcy Court has ordered that the confirmation hearing begin on November 3, 2003, and that all objections to the Settlement Plan be filed by September 2, 2003.

Regulatory Assets

The proposed settlement agreement provides for a new regulatory asset (Regulatory Asset) to restore the Utility to financial health and to maintain and improve the Utility's financial health in the future. The Regulatory Asset would be a separate and additional part of the Utility's rate base of approximately $3.7 billion, pre-tax, included in non-current assets on the Utility's balance sheet. The Regulatory Asset would be amortized on a mortgage-style basis over nine years beginning January 1, 2004.

The Utility would continue to cooperate with the CPUC and the State of California in seeking refunds from power generators. The net after-tax amount of any refunds, claim offsets, or other credits from generators or other energy suppliers relating to the Utility's power procurement costs that the Utility actually realizes in cash or by offset of creditor claims in its Chapter 11 proceeding would be applied to reduce the outstanding balance and the remaining amortization of the Regulatory Asset. Amounts received in cash by the Utility for electric claims under the master settlement agreement with El Paso Corporation and certain of its affiliates (El Paso) also would be included in such a reduction.

The Regulatory Asset would earn a return on equity (ROE) of at least 11.22 percent for the life of the Regulatory Asset. For 2004 and 2005, the common equity ratio of the Utility's capital structure would be the higher of forecast average equity ratio (in accordance with the 2003 cost of capital proceedings to be filed by the Utility for calendar year 2004 and the 2005 cost of capital proceeding, or such other CPUC proceedings as may be appropriate) or 48.60 percent. Once the common equity ratio of the Utility's capital structure reaches 52.00 percent, the authorized common equity ratio of the Regulatory Asset would be no less than 52.00 percent for the remaining life of the Regulatory Asset. The CPUC would use its usual method for tax-effecting the ROE component of the Regulatory Asset in establishing the Utility's revenue requirements for the Regulatory Asset. The Utility would record this regulatory asset when events that meet applicable accounting rules occur.

The CPUC would agree that the Utility's rate base for its URG would be deemed just and reasonable and would not be subject to modification, adjustment, or reduction, except as necessary to reflect capital expenditures and any change in authorized depreciation. This would result in the recording of an additional regulatory asset of approximately $1.3 billion, pre-tax, for the future recovery of generation-related assets that were charged to expense in 2000. The CPUC would not be precluded from determining the reasonableness of any capital expenditures made for URG after the effective date of the Settlement Plan. The Utility would record this regulatory asset when events that meet applicable accounting rules occur.

The CPUC would not reduce or impair the value of the Regulatory Asset or the Utility's rate base for its URG, by taking the Regulatory Asset or the Utility's rate base for its URG, or their amortization or earnings into account when setting other Utility revenue requirements and resulting rates. The CPUC also would not take the settlement agreement or the Regulatory Asset into account in establishing the Utility's authorized ROE or capital structure.

Among other terms, the proposed settlement agreement also provides that:

Ratemaking Matters

  The CPUC would maintain the Utility's retail electric rates at current levels through December 31, 2003. Beginning January 1, 2004, the CPUC may adjust the Utility's retail electric rates prospectively consistent with the proposed settlement agreement, the Settlement Plan, the order confirming the Settlement Plan, and California law. The proposed settlement agreement contemplates that retail electric rates would be reduced in January 2004 with further reductions expected thereafter.
  The CPUC would set the Utility's capital structure and authorized ROE in the Utility's annual cost of capital proceedings in its usual manner, provided that, from January 1, 2004, until Standard & Poor's (S&P) has issued a long-term issuer credit rating for the Utility of at least A- or Moody's Investors Services (Moody's) has issued an issuer rating for the Utility of at least A3, the authorized ROE would be no less than 11.22 percent per year and the authorized equity ratio for ratemaking purposes would be no less than 52.00 percent, except that for 2004 and 2005, the authorized equity ratio would equal the greater of the forecast average equity ratio in the Utility's cost of capital proceeding or 48.60 percent.
  Balances in the Utility's Transition Cost Balancing Account (which tracks the amount of the Utility's under-collected transition and electricity procurement costs) as of the effective date of the Settlement Plan would have no further impact on the Utility's retail electric rates and would not be subject to further CPUC review except for verification of recorded balances.
  The CPUC would timely act upon the Utility's applications to collect in rates prudently incurred costs (including return of and return on) of any new and reasonable investment in utility plant and assets. The CPUC also would promptly adjust the Utility's rates consistent with California legislation (Assembly Bill (AB) 57 and Senate Bill (SB) 1976) and the CPUC-DWR rate agreement to ensure that the Utility's collection of certain charges to service existing rate reduction bonds, regulatory asset amortization and return, and base revenue requirements (e.g., electricity and natural gas distribution, the Utility's rate base for its URG, gas commodity procurement, existing QF contract costs, and associated return) are not impaired. The CPUC would not discriminate against the Utility because of the Utility's Chapter 11 case, the Utility's pending federal lawsuit against the CPUC Commissioners to recover its previously incurred costs of providing electric service from ratepayers under the federal filed rate doctrine, the settlement agreement, the Regulatory Asset, or any other matters addressed or resolved by the proposed settlement agreement.
  The Utility would file an advice letter to implement all of the rate and tariff changes necessary to implement the Settlement Plan. The CPUC would act promptly on the advice filing and revised rates and tariffs. The CPUC also would act promptly on certain of the Utility's pending ratemaking proceedings, including the Utility's pending 2003 GRC. The outcome of these proceedings may result in the establishment of additional regulatory assets on the Utility's Consolidated Balance Sheet.

California Department of Water Resources Contracts - The Utility would agree to accept an assignment of, or to assume legal and financial responsibility for, the DWR contracts that have been allocated to the Utility, but only if (1) the Utility receives a long-term issuer credit rating of at least A from S&P and A2 from Moody's, after giving effect to such assignment or assumption, (2) the CPUC first has made a finding that the DWR contracts being assumed are just and reasonable, and (3) the CPUC has acted to ensure that the Utility receives full and timely rate recovery of all costs of the DWR contracts over their lives without further review. The CPUC would retain the right to review administration and dispatch of the DWR contracts consistent with applicable law.

Headroom Revenues - The CPUC would agree and acknowledge that the headroom, surcharge, and base revenues accrued or collected by the Utility through and including December 31, 2003, are the property of the Utility's Chapter 11 estate, have been or will be used for utility purposes, including to pay creditors in the Utility's Chapter 11 proceeding, have been included in the Utility's retail electric rates consistent with state and federal law, and are not subject to refund. The proposed settlement defines headroom as the Utility's total net after-tax income reported under accounting principles generally accepted in the United States of America (GAAP), less earnings from operations, (as has been historically defined by PG&E Corporation in its earnings press release, a non-GAAP financial measure), plus after-tax amounts accrued for Chapter 11-related administration and Chapter 11-related interest costs, all multiplied by 1.67, provided the calculation will reflect the outcome of the Utility's 2003 GRC. The proposed settlement notes that it is in the public interest to restore the Utility's financial health and to allow the Utility to recover, over a reasonable time, prior uncollected costs. For financial reporting purposes, these amounts that restore the Utility's financial health and recover previously written-off under-collected costs are referred to as headroom. The proposed settlement agreement provides that if headroom revenues accrued by the Utility during 2003 are greater than $875 million, pre-tax, the Utility would refund the excess to ratepayers. Further, if headroom revenues are less than $775 million, pre-tax, the CPUC would allow the Utility to collect the shortfall in rates. Headroom revenues for the six months ended June 30, 2003, were $237 million, pre-tax, as calculated under the terms of the proposed settlement agreement.

Dismissal of Filed Rate Case, Other Litigation, and Regulatory Proceedings - On or as soon as practicable after the later of the effective date of the Settlement Plan or the date the CPUC decision approving the settlement agreement no longer is subject to appeal, the Utility would dismiss with prejudice its "filed rate case" and withdraw the original plan of reorganization. In addition, the CPUC would resolve phase 2 of the pending Annual Transition Cost Proceeding in which the CPUC is reviewing the reasonableness of the Utility's procurement costs incurred during the energy crisis with no adverse impact on the Utility's cost recovery as filed.

Fees and Expenses - The proposed settlement agreement would require the Utility to reimburse PG&E Corporation and the CPUC, after the date the Settlement Plan is confirmed, for all of their respective professional fees and expenses incurred in connection with the Chapter 11 proceeding. Of such amounts, the amounts reimbursed to the CPUC could be recovered from ratepayers. As of June 30, 2003, PG&E Corporation has incurred expenses of approximately $121 million on the Utility's Chapter 11 proceeding.

Environmental Measures - The Utility would implement three environmental enhancement measures:

  The Utility would encumber with conservation easements or donate approximately 140,000 acres of specific watershed and other land to public agencies or non-profit conservation organizations;
  The Utility would establish a California non-profit corporation to oversee the environmental enhancements associated with these lands and fund such corporation over ten years with $70 million, although it would be entitled to recover these payments in rates without further review; and
  The Utility would create a non-profit corporation funded by shareholders with $15 million over five years dedicated to support research and investment in clean energy technology, primarily in the Utility's service territory.

Term - The proposed settlement agreement generally would terminate nine years after the effective date of the Settlement Plan, except that all vested rights of the parties under the proposed settlement agreement would survive termination for the purpose of enforcement.

The Settlement Plan provides that it would not be confirmed by the Bankruptcy Court unless and until the following conditions are satisfied or waived:

  The Bankruptcy Court enters an order or orders:
    Approving the Settlement Plan, authorizing the Utility to execute, enter into and deliver the Settlement Plan, and to execute, implement and take all actions necessary or appropriate to give effect to the transactions contemplated by the Settlement Plan;
    Approving and authorizing the execution of, and finding reasonable the terms and conditions of, the proposed settlement agreement; and
    The confirmation order is, in form and substance, reasonably satisfactory to PG&E Corporation, the Utility, the OCC and the CPUC and specifically includes certain matters.

The Settlement Plan also provides that it would not become effective unless and until the following conditions are satisfied or waived:

  The effective date occurs on or before March 31, 2004;
  All actions, documents and agreements necessary to implement the Settlement Plan are effected or executed;
  PG&E Corporation and the Utility have received all authorizations, consents, regulatory approvals, rulings, letters, no-action letters, opinions or documents deemed necessary to implement the Settlement Plan;
  The Settlement Plan has not been modified in a material way since the date of confirmation;
  The Utility has consummated the sale of the notes contemplated by the Settlement Plan;
  S&P has issued a long-term issuer credit rating for the Utility of not less than BBB- and Moody's has issued an issuer rating for the Utility of not less than Baa3;
  S&P and Moody's have issued credit ratings for the notes to be offered by the Utility of not less than BBB- and Baa3, respectively;
  The CPUC has given final nonappealable approval of the proposed settlement agreement on behalf of the CPUC;
  Each of the parties to the proposed settlement agreement have executed and delivered the settlement agreement;
  The CPUC has given final nonappealable approval for all of the financings, securities and accounts receivable programs provided for in the Settlement Plan; and
  The CPUC has given final nonappealable approval for all rates, tariffs and agreements necessary to implement the Settlement Plan.

The last six conditions cannot be waived, except that PG&E Corporation and the Utility can waive the right to the finality provisions regarding CPUC approvals.

PG&E Corporation and the Utility are unable to predict whether the proposed settlement agreement will become effective or whether the Settlement Plan will be confirmed or implemented. If the Settlement Plan is not confirmed, or if the CPUC does not approve the proposed settlement agreement and related rates, or if the CPUC takes actions materially inconsistent with the proposed settlement agreement in pending regulatory proceedings associated with the recovery of transition costs and surcharge revenues, or the allocation of DWR electricity to customers of investor-owned utilities (IOUs), as detailed in Note 6 of the Notes to the Consolidated Financial Statements, then the Utility's financial condition and results of operations could be materially adversely affected. The settlement agreement and Settlement Plan may also be affected by the outcome of the California Supreme Court's consideration of questions certified to it by the Ninth Circuit regarding the validity of the settlement agreement between the CPUC and SCE. Several entities, including The Utility Reform Network (TURN) challenged the SCE settlement. Oral argument occurred before the California Supreme Court on May 27, 2003, and it is expected that the Court will issue a ruling by August 27, 2003. The Utility believes that, even if the California Supreme Court finds the SCE settlement violates state law, there are independent legal and factual reasons under which the proposed settlement agreement and the Settlement Plan would still be valid under state and federal law. The effectiveness of the Settlement Plan is not conditioned upon receiving a favorable ruling in the SCE case by the California Supreme Court.

PG&E NEG

As of June 30, 2003, PG&E NEG and certain of its subsidiaries are in default under various debt agreements and guaranteed equity commitments totaling approximately $5.6 billion of which approximately $2.8 billion is non-recourse to PG&E NEG. As a consequence of these defaults, and in spite of efforts to structure an agreement that would allow PG&E Corporation to retain ownership of PG&E NEG, on July 8, 2003, PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code. In addition, on July 8, 2003, each of the following indirect wholly owned subsidiaries of PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court: PG&E ET Investments Corporation; PG&E Energy Trading Holdings Corporation; PG&E Energy Trading - Power, L.P.; and PG&E Energy Trading - Gas Corporation (collectively, the "ET Companies"); and, separately, USGen New England, Inc. (USGenNE). On July 29, 2003, two other subsidiaries, Quantum Ventures and PG&E Energy Services Ventures, Inc., each filed voluntary Chapter 11 petitions. The Chapter 11 case of USGenNE is being administered separately from those of PG&E NEG and the other subsidiaries.

Pursuant to Chapter 11 of the Bankruptcy Code, PG&E NEG, and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors-in-possession while they are subject to the jurisdiction of the Bankruptcy Court. Additionally, on July 8, 2003, PG&E NEG filed a plan of reorganization after reaching an agreement in principle as to the plan's key terms with an informal group of creditors that included major creditors, several bondholders, and agents under certain unsecured credit facilities acting in their individual capacities. PG&E NEG's proposed plan of reorganization would not restructure the indebtedness of any of the debtors, other than PG&E NEG. If PG&E NEG's plan of reorganization is confirmed by the Bankruptcy Court and implemented, PG&E Corporation no longer would have any equity interest in PG&E NEG or any of its subsidiaries. It is anticipated that the Chapter 11 plans for USGenNE and the ET Companies will be filed at a later date.

The accompanying PG&E Corporation Consolidated Financial Statements include the consolidated results of PG&E NEG though June 30, 2003. As a result of PG&E NEG's Chapter 11 filing and the resignation of PG&E Corporation's representatives who previously served on the PG&E NEG Board of Directors and their replacement with Board members who are not affiliated with PG&E Corporation, PG&E Corporation no longer retains significant influence over the ongoing operations of PG&E NEG. Accordingly, effective July 8, 2003, PG&E Corporation no longer will consolidate PG&E NEG's financial results and will begin accounting for its investment in PG&E NEG using the cost method. In accordance with the cost method, PG&E Corporation no longer will recognize its equity share in the income or losses of PG&E NEG and will record its investment in and advances to PG&E NEG as a non-current liability on the Consolidated Balance Sheets (see the accompanying pro forma consolidated financial information). This investment will not be affected by changes in PG&E NEG's future financial results, other than (1) investments in or dividends from PG&E NEG, or (2) income taxes PG&E Corporation may be required to pay if the Interal Revenue Service disallows certain deductions or tax credits attributable to PG&E NEG and its subsidiaries for past tax years and incorporated into PG&E Corporation's consolidated tax returns.

Upon implementation of PG&E NEG's plan of reorganization that eliminates PG&E Corporation's equity in PG&E NEG, PG&E Corporation would bring its investment in PG&E NEG to zero and, as a result, recognize a one-time non-cash gain to earnings. The amount of such potential gain cannot be estimated at this time.

Summary Pro Forma Consolidated Financial Information

The following summary of pro forma consolidated financial information for PG&E Corporation gives effect to the change of accounting for PG&E NEG from consolidated financial reporting to the cost method of accounting.

The Pro Forma Consolidated Statements of Operations and Balance Sheet of PG&E Corporation are presented as if PG&E Corporation had never consolidated PG&E NEG for financial reporting purposes. This financial information should be read in conjunction with the historical financial statements and related notes of PG&E Corporation, which are included in the combined PG&E Corporation and Utility 2002 Annual Report on Form 10-K, as amended. The Pro Forma Consolidated Balance Sheet at June 30, 2003, assumes that PG&E NEG had been deconsolidated on that date. The Pro Forma Consolidated Statements of Operations for the six months ended June 30, 2003, and the year ended December 31, 2002, assume that PG&E NEG had been deconsolidated on January 1, 2002, the beginning of the earliest fiscal period presented.

This summarized pro forma financial information does not include any anticipated future financial impacts that may occur from PG&E NEG's Chapter 11 filing, or from implementing its plan of reorganization. Also, the summarized pro forma financial information does not necessarily indicate what PG&E Corporation's financial position or operating results would have been if PG&E NEG had filed for Chapter 11 before the periods presented, and does not necessarily indicate future operating results of PG&E Corporation with or without PG&E NEG.

PG&E CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

		Pro Forma Adjustments to Apply Cost Accounting for PG&E NEG (c)

	As Reported Six months ended June 30, 2003 (a)	Deconsolidate PG&E NEG (b)	Eliminations and Other	Pro Forma Six months ended June 30, 2003

Total Operating Revenues	$5,227	$(469)	$39	$4,797
Total Operating Expenses	4,653	(712)	39	3,980

Operating Income	574	243	-	817
Interest Expense, Net and Other	(697)	215	-	(482)
Income Taxes (Benefit)	(64)	39	(39)	(64)

Income (Loss) from Continuing Operations (e)	$(59)	$419	$39	$399

Weighted Average Common Shares Outstanding, Basic	383			383

Earnings (Loss) Per Common Share, from Continuing Operations, Basic	$(0.15)			$1.04

Weighted Average Common Shares Outstanding, Diluted	383			408

Earnings (Loss) Per Common Share, from Continuing Operations, Diluted	$(0.15)			$1.00

PG&E CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

		Pro Forma Adjustments to Apply Cost Accounting for PG&E NEG (c)

	As Reported Year ended December 31, 2002 (a)	Deconsolidate PG&E NEG (b)	Eliminations and Other	Pro Forma Year ended December 31, 2002

Total Operating Revenues	$12,495	$(2,075)	$94	$10,514
Total Operating Expenses	11,363	(4,812)	94	6,645

Operating Income	1,132	2,737	-	3,869
Interest Expense, Net and Other	(1,232)	144	-	(1,088)
Income Taxes (Benefit)	(43)	656	(381)	232

Income (Loss) from Continuing Operations (e)	$(57)	$2,225	$381	$2,549

Weighted Average Common Shares Outstanding, Basic	371			371

Earnings (Loss) Per Common Share, from Continuing Operations, Basic	$(0.15)			$6.87

Weighted Average Common Shares Outstanding, Diluted	371			384

Earnings (Loss) Per Common Share, from Continuing Operations, Diluted	$(0.15)			$6.66

PG&E CORPORATION

PRO FORMA CONSOLIDATED BALANCE SHEET

(in millions)

		Pro Forma Adjustments to Apply Cost Accounting for PG&E NEG (d)

	As Reported Balance at June 30, 2003 (a)	Deconsolidate PG&E NEG (b)	Eliminations and Other	Pro Forma Balance at June 30, 2003

Assets
Current Assets (e)	$9,343	$(2,087)	$31	$7,287
Net Property, Plant and Equipment	18,972	(3,052)	-	15,920
Other Assets (e)	6,193	(1,671)	(11)	4,511

Total Assets	$34,508	$(6,810)	$20	$27,718

Liabilities and Equity
Debt in Default	$4,691	$(4,691)	$-	$-
Current Portion of Long-Term Debt	602	(11)	-	591
Current Portion of Rate Reduction Bonds	290	-	-	290
Other Current Liabilities (e)	3,607	(1,546)	67	2,128
Long-Term Debt	4,034	(611)	-	3,423
Rate Reduction Bonds	1,019	-	-	1,019
Loss in Excess of Investment in PG&E NEG	-	-	1,104	1,104
Other Non-Current Liabilities (e)	7,015	(1,487)	315	5,843
Liabilities Subject to Compromise	9,273	-	4	9,277
Preferred Stock of Subsidiaries	480	(58)	-	422
Common Shareholders' Equity	3,497	1,594	(1,470)	3,621

Total Liabilities and Equity	$34,508	$(6,810)	$20	$27,718

(a)

"As Reported" Consolidated Statement of Operations amounts for the year ended December 31, 2002, were derived from the audited Consolidated Financial Statements included in PG&E Corporation's 2002 Annual Report on Form 10-K, as amended. "As Reported" Consolidated Statement of Operations amounts for the six months ended June 30, 2003, and Consolidated Balance Sheet amounts at June 30, 2003, were derived from the unaudited Condensed Consolidated Financial Statements included in this PG&E Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. Certain amounts in the 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

"As Reported" Consolidated Statement of Operations amounts reflect PG&E Corporation's elimination of deferred tax asset valuation reserves recorded at PG&E NEG of $160 million for the six months ended June 30, 2003, and $762 million for the year ended December 31, 2002. "As Reported" Consolidated Balance Sheet amounts include deferred tax assets of $605 million related to PG&E NEG at June 30, 2003. PG&E Corporation continues to believe it is more likely than not that it will be able to realize these deferred tax assets for income tax purposes, and as such, the pro forma amounts also reflect the utilization of these tax benefits.

(b)

"PG&E NEG" Consolidated Statement of Operations amounts for the year ended December 31, 2002, were derived from the audited Consolidated Financial Statements of PG&E NEG. "PG&E NEG" Consolidated Statement of Operations amounts for the six months ended June 30, 2003, and Consolidated Balance Sheet amounts at June 30, 2003, were derived from the unaudited condensed Consolidated Financial Statements of PG&E NEG.

(c)

Pro forma adjustments in the Consolidated Statement of Operations reflect (1) the elimination of PG&E NEG's financial results from PG&E Corporation's Consolidated Financial Statements, (2) elimination of inter-segment operating and non-operating revenues and expenses, (3) reclassification of PG&E NEG's federal deferred tax assets from Discontinued Operations and Cumulative Effect of Changes in Accounting Principles to Income Taxes (Benefit) for Continuing Operations, and (4) conforming reclassification adjustments in presentation between PG&E NEG and PG&E Corporation's financial information.

(d)

Pro forma adjustments in the Consolidated Balance Sheet reflect (1) the elimination of PG&E NEG's assets, liabilities, preferred stock, and accumulated other comprehensive loss from PG&E Corporation's Consolidated Financial Statements, (2) elimination of inter-segment receivables and payables, (3) reinstatement of the Utility's inter-segment balances with PG&E NEG, which were previously eliminated under the consolidated method of reporting PG&E NEG, (4) cost accounting adjustments to reflect PG&E Corporation's net investment in PG&E NEG as a single line item within non-current liabilities on its Consolidated Balance Sheet (Loss in Excess of Investment in PG&E NEG), (5) netting of PG&E Corporation's receivable from PG&E NEG to net investment in PG&E NEG (Loss in Excess of Investment in PG&E NEG), and (6) conforming reclassification adjustments in presentation between PG&E NEG and PG&E Corporation's financial information.

(e)

Pro forma adjustments referred to in (c) and (d) above include the elimination of PG&E NEG's projects and operations that were sold in 2002 or 2003, or were considered held for sale in those periods. Under the cost method of accounting presented here on a pro forma basis, the operating results of these PG&E NEG projects and operations are no longer presented as Discontinued Operations, and the related assets and liabilities are no longer presented as Assets and Liabilities Held for Sale. This reclassification has increased Income from Continuing Operations for the amounts previously reported as Discontinued Operations.

PG&E Corporation has reduced the discussion of PG&E NEG's liquidity and financial resources and its results of operations from that contained in the annual and quarterly reports. For a discussion of these matters related to PG&E NEG, refer to PG&E NEG's Securities and Exchange Commission (SEC) filings.

COMMITMENTS AND CAPITAL EXPENDITURES

The Utility and PG&E NEG have substantial financial commitments in connection with operating, construction, and development activities.

Utility

The Utility's contractual commitments include natural gas supply and transportation agreements, power purchase agreements (including agreements with QFs, irrigation districts, and water agencies, bilateral power purchase contracts, and renewable energy contracts), nuclear fuel agreements, operating leases, and other commitments. The Bankruptcy Court has authorized certain payments and actions necessary for the Utility to continue its normal business operations while operating as a debtor-in-possession.

The Utility's commitments under financing arrangements include obligations to repay first and refunding mortgage bonds, senior notes, medium-term notes, pollution-control loan agreements, Deferrable Interest Subordinated Debentures, lines of credit, letters of credit, floating rate notes, and commercial paper. These commitments have been stayed by the Bankruptcy Court, although the Utility has requested and received permission to make scheduled maturity payments on secured debt as it comes due. In addition, the Utility has been making post-petition interest payments on its financing debt on the due dates.

PG&E Funding LLC, a wholly owned subsidiary of the Utility, also is obligated to make scheduled payments on its rate reduction bonds. These bonds are commitments of the Utility.

The Utility's contractual commitments and obligations are discussed in PG&E Corporation's 2002 Annual Report, as amended, with updates to such disclosures included in Note 6 of the Notes to the Consolidated Financial Statements.

PG&E NEG

As discussed above, as a result of PG&E NEG's Chapter 11 filing, it is expected that PG&E NEG's commitments and capital expenditures no longer will have any material financial impact on PG&E Corporation's commitments or future financial condition.

CASH FLOWS

Utility

The following section discusses the Utility's significant cash flows from operating, investing, and financing activities for the six months ended June 30, 2003, and 2002.

Operating Activities

The Utility's cash flows from operating activities for the six months ended June 30, 2003, and 2002 were as follows:

	Six months ended June 30,

(in millions)	2003	2002

Net income	$272	$1,065
Non-cash (income) expenses:
Depreciation, amortization, and decommissioning	605	565
Interest	103	264
Income tax	152	370
Net reversal of ISO accrual and DWR revenue requirement adjustment	-	(595)
Other uses of cash:
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise	(62)	(947)
Other changes in operating assets and liabilities	134	(92)

Net cash provided by operating activities	$1,204	$630

Net cash provided by operating activities increased by $574 million during the six months ended June 30, 2003, in comparison to the same period in 2002. This increase was primarily due to the following:

  Net income decreased by $793 million due primarily to lower average electric sales prices, an increase in electric revenues passed through to the DWR and an increase in the cost of electricity. See discussion of factors impacting the Utility's net income in the " Results of Operations" section of this MD&A. Net income for the six months ended June 30, 2003, included net non-cash depreciation, interest, and income tax expenses totaling $860 million. Net income in the six months ended June 30, 2002, included net non-cash expenses totaling $604 million including $1,199 million in non-cash depreciation, interest and income tax expenses and a net $595 million reduction to cost of electricity in the six months ended June 30, 2002, related to the reversal of accrued Independent System Operator (ISO) charges and the adjustment of the DWR's 2001 revenue requirement.
  Payments on amounts classified as liabilities subject to compromise decreased by $885 million in the six months ended June 30, 2003, in comparison to the same period in 2002, due to significant pre-petition amounts paid to QFs in the six months ended June 30, 2002, based on Bankruptcy Court-approved settlements.

Investing Activities

The Utility's cash flows from investing activities for the six months ended June 30, 2003, and 2002 were as follows:

	Six months ended June 30,

(in millions)	2003	2002

Capital expenditures	$(730)	$(743)
Net proceeds from sale of assets	11	5
Other investing activities	13	13

Net cash used by investing activities	$(706)	$(725)

Net cash used by investing activities decreased by $19 million during the six months ended June 30, 2003, in comparison to the same period in 2002. The decrease is attributable to a decrease in capital expenditures and an increase in proceeds from the sale of assets during the six months ended June 30, 2003.

Financing Activities

The Utility's cash flows from financing activities for the six months ended June 30, 2003, and 2002 were as follows:

	Six months ended June 30,

(in millions)	2003	2002

Long-term debt issued, matured, redeemed, or repurchased	$-	$(333)
Rate reduction bonds matured	(141)	(141)
Other financing activities	-	(1)

Net cash used by financing activities	$(141)	$(475)

Net cash used by financing activities decreased by $334 million during the six months ended June 30, 2003, in comparison to the same period in 2002. The decrease is mainly due to $333 million in principal repaid on mortgage bonds in the six months ended June 30, 2002, with no such repayment in the six months ended June 30, 2003. Except as contemplated in the settlement plan, the Utility does not intend to seek external financing.

PG&E NEG

PG&E NEG's cash flows from operations for the six months ended June 30, 2003 and 2002 are not indicative of the future cash flows from operations due to the changes in the operations of PG&E NEG discussed above. As a result of PG&E NEG's Chapter 11 filing, it is expected that the future cash flows of PG&E NEG no longer will have any material financial impact on PG&E Corporation's cash flows.

Operating Activities

PG&E NEG's cash flows from operating activities for the six months ended June 30, 2003 and 2002 were as follows:
	Six months ended June 30,

(in millions)	2003	2002

Net loss	$(524)	$(204)
Adjustments to reconcile net loss to net cash provided by operating activities	271	224
Price risk management assets and liabilities, net	(30)	67
Net effect of changes in operating assets and liabilities:
Restricted cash	(9)	(111)
Net, accounts receivable, accounts payable and accrued liabilities	96	103
Inventories, prepaids, deposits and other	304	(43)

Net cash provided by operating activities	$108	$36

Net cash provided by operating activities increased $72 million during the six months ended June 30, 2003, in comparison to the same period in 2002. This increase was primarily due to a decrease in restricted cash requirements of $102 million related to requirements of ongoing construction projects, as well as a decrease in working capital, including accounts receivable, inventories, prepaid expenses, deposits, and other liabilities of $347 million, as a result of the wind down of PG&E NEG's trading business. This increase was partly offset by a decrease in net price risk management (PRM) assets and liabilities of $97 million, due to realized losses from price changes and trade terminations and a $320 million increase in net loss.

Investing Activities

PG&E NEG's cash outflows from investing activities for the six months ended June 30, 2003 and 2002 will not be indicative of the future cash outflows from investing activities due to the changes in the operations of PG&E NEG discussed above.

PG&E NEG's cash outflows from investing activities for the six months ended June 30, 2003 and 2002 were as follows:
	Six months ended June 30,

(in millions)	2003	2002

Capital expenditures	$(180)	$(937)
Proceeds from sale leaseback	-	340
Net proceeds from disposal of discontinued operations	102	-
Other, net	33	104

Net cash used by investing activities	$(45)	$(493)

Net cash used by investing activities decreased $448 million during the six months ended June 30, 2003, in comparison to the same period in 2002. The decrease in cash used in investing activities was primarily due to reduced construction activities. Capital expenditures related to construction work in progress decreased by $728 million during the six months ended June 30, 2003, in comparison to the same period in 2002, as a result of the liquidity constraints of PG&E NEG discussed above. PG&E NEG received $102 million in proceeds on the sale of Mountain View during the first quarter of 2003 with no comparable event occurring during the first six months of 2002. In addition, PG&E NEG received $340 million of proceeds related to the Attala Generating Company, LLC (Attala Generating) sale leaseback transaction and $75 million in loan repayments between PG&E Corporation and PG&E GTN, both occurring in the second quarter 2002 with no comparable events during the first six months of 2003.

Included in investing activities for the six months ended June 30, 2003, are cash flows of $33 million and $42 million for the same period in 2002, related to the long-term receivable from New England Power Company associated with the assumption of power purchase agreements. These cash flows offset cash payments made to New England Power Company which are reflected in operating activities.

Financing Activities

PG&E NEG's cash flows from financing activities for the six months ended June 30, 2003 and 2002 were as follows:
	Six months ended June 30,

(in millions)	2003	2002

Net borrowings under debt in default	$224	$-
Repayment of obligations due related parties and affiliates	-	(100)
Long-term debt issued	9	952
Long-term debt matured, redeemed, or repurchased	(34)	(299)
Deferred financing costs	-	(37)

Net cash provided by financing activities	$199	$516

Net cash provided by financing activities decreased by $317 million during the six months ended June 30, 2003, in comparison to the same period in 2002. The decrease in cash provided from financing activities was primarily due to the prior year increase in nonrecourse long-term debt issued in connection with ongoing PG&E NEG construction projects.

PG&E Corporation

The following section discusses PG&E Corporation's significant cash flows from operating, investing, and financing activities for the six months ended June 30, 2003, and 2002.

Operating Activities

PG&E Corporation's cash flows from operating activities for the six months ended June 30, 2003, and 2002 were as follows:
	Six months ended June 30,

(in millions)	2003	2002

Net income (loss)	$(127)	$849
Adjustments ot reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	649	656
Net effect of changes in operating assets and liabilities:
Restricted cash	(207)	-
Accounts receivable	633	(55)
Accounts payable	(280)	335
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise	(62)	(947)
Assets and liabilities of operations held for sale	(4)	18
Other, net	1,007	(444)

Net cash provided by operating activities	$1,609	$412

Net cash provided by operating activities increased by $1,197 million, during the six months ended June 30, 2003, in comparison to the same period in 2002. In addition to the specific effects of the Utility and PG&E NEG cash flow items discussed above, the increase is due to the following factors affecting PG&E Corporation:

  Return of excess tax payments of $533 million in May 2003, of which approximately $361 million was attributable to losses and deductions related to PG&E NEG and its subsidiaries in 2002. The amount attributable to losses and deductions related to PG&E NEG and its subsidiaries is not available for use or other disposition until resolution in PG&E NEG's Chapter 11 proceeding and is accordingly treated as restricted cash in the table above (see Note 6 of the Notes to the Consolidated Financial Statements); and
  Release of restricted cash of $246 million from escrow in January 2003.

Investing Activities

PG&E Corporation's cash flows from investing activities for the six months ended June 30, 2003, and 2002 were as follows:

	Six months ended June 30,

(in millions)	2003	2002

Capital expenditures	$(910)	$(1,680)
Net proceeds from disposal of discontinued operations	102	-
Net proceeds from sale of assets	11	-
Proceeds from sale-lease back	-	340
Other, net	45	122

Net cash used by investing activities	$(752)	$(1,218)

Net cash used by investing activities decreased by $466 million, during the six months ended June 30, 2003, in comparison to the same period in 2002. The decrease is primarily due to PG&E NEG's reduced construction activities. In addition, PG&E NEG received proceeds from the sale of Mountain View during the six months ended June 30, 2003, with no comparable event occurring in the six months ended June 30, 2002.

Financing Activities

PG&E Corporation's cash flows from financing activities for the six months ended June 30, 2003, and 2002 were as follows:

	Six months ended June 30,

(in millions)	2003	2002

Net borrowings under debt in default	$224	$-
Long-term debt issued	9	1,560
Long-term debt matured, redeemed, or repurchased	(34)	(1,081)
Rate reduction bonds matured	(141)	-
Common stock issued	54	61
Other, net	-	(37)

Net cash provided by financing activities	$112	$503

Net cash provided by financing activities decreased by $391 million, during the six months ended June 30, 2003, in comparison to the same period in 2002. The decrease is primarily due to the following:

  The Utility's repayment of $333 million of mortgage bonds in the six months ended June 30, 2002, with no such repayments in 2003; and

  PG&E NEG's reduction of long-term debt issued during the six months ended June 30, 2003, as a result of PG&E NEG's liquidity constraints, discussed above in the "Liquidity and Financial Resources" section of this MD&A.

RESULTS OF OPERATIONS

In this section, PG&E Corporation discusses earnings and the factors affecting them for each operating segment. The table below details certain items from the accompanying Consolidated Statements of Operations by operating segment for the three and six months ended June 30, 2003, and 2002.

		PG&E National Energy Group

(in millions)	Utility	Total PG&E NEG	Integrated Energy & Marketing Activities	Interstate Pipeline Operations	PG&E NEG Elimi- nations	PG&E Corpora- tion, Elimi- nations and Other (1)	Total

Three months ended June 30, 2003
Operating revenues (2)	$2,730	$210	$171	$59	$(20)	$(14)	$2,926
Operating expenses	1,975	274	217	28	29	(26)	2,223

Operating income (loss)	755	(64)	(46)	31	(49)	12	703

Interest income							25
Interest expense							(364)
Other income (expenses), net							-

Income before income taxes							364
Income taxes							145

Income from continuing operations							219

Net income							$227

Three months ended June 30, 2002 (3)
Operating revenues (2)	2,714	245	196	54	(5)	(22)	2,937
Operating expenses	1,655	516	496	25	(5)	(17)	2,154

Operating income (loss)	1,059	(271)	(300)	29	-	(5)	783

Interest income							32
Interest expense							(360)
Other income (expenses), net							(17)

Income before income taxes							438

Income taxes							159

Income from continuing operations							279

Net income							$218

Six months ended June 30, 2003
Operating revenues (2)	4,797	469	384	123	(38)	(39)	5,227
Operating expenses	3,993	712	598	55	59	(52)	4,653

Operating income (loss)	804	(243)	(214)	68	(97)	13	574

Interest income							39
Interest expense							(739)
Other income (expenses), net							3

Loss before income taxes							(123)
Income taxes (benefit)							(64)

Loss from continuing operations							(59)

Net loss							$(127)

Six months ended June 30, 2002 (3)
Operating revenues (2)	5,167	499	395	113	(9)	(56)	5,610
Operating expenses	2,860	713	662	51	-	(48)	3,525

Operating income (loss)	2,307	(214)	(267)	62	(9)	(8)	2,085

Interest income							64
Interest expense							(694)
Other income (expenses), net							3

Income before income taxes							1,458
Income taxes							555

Income from continuing operations							903

Net income							$849

(1)			PG&E Corporation eliminates all inter-segment transactions in consolidation.
(2)

Operating revenues and operating expenses reflect the adoption of a new accounting policy in the third quarter of 2002 implementing a retroactive change from gross to net method of reporting revenues and expenses on trading activities and the netting of certain revenues and expenses, primarily related to hedging activities in the second quarter of 2003. Amounts for trading activities and certain hedging activities for prior periods have been reclassified to conform with the new net presentation.

(3)			Prior period amounts have been restated to reflect the reclassification of USGenNE, Mountain View, ET Canada, and Ohio Peakers operating results in net gains on disposal to discontinued operations.

PG&E Corporation - Consolidated

Overall Results

PG&E Corporation's net income for the three months ended June 30, 2003, was $227 million, in comparison to $218 million for the same period in 2002. PG&E Corporation's net loss for the six months ended June 30, 2003, was $127 million in comparison to net income of $849 million for the same period in 2002.

The significant changes to items affecting net income for the three and six months ended June 30, 2003, in comparison to the same periods in 2002, are summarized in the table below:
	Three months ended	Six months ended
(in millions)	June 30	June 30

PG&E Corporation
Interest expense	$(11)	$(9)

Utility
Electric revenues	(131)	(672)
Natural gas revenues	147	302
Cost of electricity	(10)	(717)
Cost of natural gas	(122)	(293)
Operating and maintenance expenses	(128)	(17)
Depreciation, amortization and decommissioning	(13)	(40)
Reorganization professional fees and expenses	(47)	(66)
Interest and other income, net	5	3
Interest expense	59	102

PG&E NEG
Operating revenues	(35)	(30)
Cost of commodity sales and fuel	39	34
Impairments, write-offs and other charges	235	35
Operations, maintenance and management expenses	4	(16)
Administrative and general expenses	(32)	(48)
Depreciation and amortization	(3)	1
Interest expense, net	(49)	(141)
Discontinued operations	10	(104)
Cumulative effect of changes in accounting principles	61	53

Dividends

PG&E Corporation did not declare any dividends in the first six months of 2003 or 2002. PG&E Corporation was prohibited from paying dividends under the terms of its $720 million credit agreement with Lehman Commercial Paper, Inc. until the loans were repaid. On July 2, 2003, amounts outstanding under the credit agreement were repaid through the issuance of $600 million of new 6 7/8 percent Senior Secured Notes (Notes). See Note 9 of the Notes to the Consolidated Financial Statements for further details. The Note indenture allows PG&E Corporation to declare or pay dividends, under certain conditions, provided that in any case no default is outstanding under the Indenture. The conditions also include: (1) PG&E Corporation achieves an investment-grade credit rating, or (2) following the implementation of the Utility Chapter 11 proceeding, PG&E Corporation pays any dividend from the proceeds of cash distributions to PG&E Corporation from the Utility, or (3) PG&E Corporation meets certain financial criteria as defined in the Indenture.

PG&E NEG has not declared a dividend since reorganization in 2002 and PG&E Corporation will not receive any distribution under the terms of PG&E NEG's plan of reorganization.

While in Chapter 11, the Utility is not allowed to pay dividends without Bankruptcy Court approval. In addition, the proposed settlement agreement and Settlement Plan would prohibit the Utility from paying dividends to PG&E Corporation before July 1, 2004. Assuming the proposed settlement agreement is approved and the Settlement Plan implemented, PG&E Corporation does not anticipate paying a dividend until the later part of 2005.

Historically, in determining whether to, and at what level to declare dividends, PG&E Corporation's Board of Directors has considered a number of financial factors, including sustainability, financial flexibility, and competitiveness with investment opportunities of similar risk, as well as other factors, including the regulatory and legislative environment, operating performance, and capital and financial resources in general.

Interest Expense

PG&E Corporation's increase in interest expense for the three and six months ended June 30, 2003, in comparison to the same periods in 2002, was partly due to a write off of $6 million in unamortized loan discount upon the partial repayment of $308 million of PG&E Corporation's original $1 billion credit agreement in 2002. The unamortized loan discount represented the remaining fair value of PG&E NEG options issued in connection with PG&E Corporation's credit agreement.

Utility

Electric Revenues

The following table shows a breakdown of the Utility's electric revenue by customer class:

	Three months ended		Six months ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Residential	$823	$814	$1,744	$1,759
Commercial	1,071	1,115	1,916	1,996
Industrial	351	370	656	705
Agricultural	130	155	198	221
Miscellaneous	353	184	286	223
Direct access credits	(69)	(82)	(150)	(190)
DWR pass-through revenue	(597)	(363)	(1,351)	(743)

Total electric operating revenues	$2,062	$2,193	$3,299	$3,971

Electric revenues decreased $131 million, or 6 percent, for the three months ended June 30, 2003, and $672 million, or 17 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002 primarily due to the following:

  Amounts recorded as pass-through revenues to the DWR increased by $234 million for the three months ended June 30, 2003, and $608 million for the six months ended June 30, 2003, in comparison to the same periods in 2002. The Utility passes revenue through to the DWR for electricity provided by the DWR to the Utility's customers. The increase in DWR pass-through revenues was primarily due to (1) changes to the methodology used to calculate DWR pass-through revenues beginning in the third quarter of 2002 (see the "Regulatory Matters" section of this MD&A), (2) an additional bond charge passed through to the DWR, which began in November 2002, and (3) an increase in volume supplied by the DWR.

From January 2001 through December 2002, the DWR was responsible for procuring electricity required to cover the Utility's net open position (the amount of electricity needed by retail electric customers that cannot be met by utility-owned generation or electricity under contract to the Utility). The Utility resumed procuring electricity on the open market in January 2003 but still relies on electricity provided by DWR contracts to service a significant portion of its total load. Revenues collected on behalf of the DWR and the related costs are not included in the Utility's Consolidated Statements of Income, reflecting the Utility's role as a billing and collection agent for the DWR's sales to the Utility's customers.
  A lower average sales price due to a May 2002 CPUC decision that increased baseline quantity allowances. An increase to a customer's baseline quantity allowance increases the amount of the customer's monthly usage that is covered under the lowest possible rate and is exempt from surcharges.
  The decrease in electric revenues was partially offset by an increase in electric sales volume due to warmer weather in June 2003 and an increase in the amount recorded in the second quarter of 2003 to include an estimate of $64 million for electricity delivered to customers whose bills have been delayed.

Cost of Electricity

The following table shows a breakdown of the Utility's cost of electricity, which excludes the cost and volume of electricity provided by the DWR to the Utility's customers:

	Three months ended June 30,		Six months ended June 30,

(in millions)	2003	2002	2003	2002

Cost of purchased power	$584	$481	$1,145	$886
Proceeds from surplus sales allocated to the Utility	(95)	-	(133)	-
Fuel used in own generation	26	24	44	48
Adjustment to purchased power accruals	-	-	-	(595)

Total Cost of Electricity	$515	$505	$1,056	$339

Average cost of purchased power per kWh	$0.082	$0.077	$0.083	$0.073

Total purchased power (GWh)	7,099	6,232	13,863	12,138

The Utility's cost of electricity increased $10 million, or 2 percent, for the three months ended June 30, 2003, and $717 million for the six months ended June 30, 2003, in comparison to the same periods in 2002. Increases in the cost of electricity for both periods were primarily due to an increase in the total volume of electricity purchased. In the first quarter of 2003, the Utility began buying and selling electricity on the open market in accordance with its CPUC-approved electricity procurement plan (see the "Regulatory Matters" section of this MD&A). Based on the CPUC requirement to perform least-cost-dispatch, the Utility is required to dispatch all of the generating resources within its portfolio, including DWR contracts assigned to the Utility to administer, in the most cost-effective way. This requirement in certain cases requires the Utility to schedule more electricity than is required to meet its retail load and to sell this additional electricity on the open market. This typically occurs when the expected sales proceeds exceed the variable costs to operate a resource or call on a contract.

The increase in total costs was partially offset by proceeds from surplus sales. Proceeds from the sale of surplus electricity are allocated between the Utility and the DWR based on the percentage of volume supplied by each entity to the Utility's total load. The Utility's net proceeds from the sale of surplus electricity after deducting the portion allocated to the DWR are recorded as a reduction to the cost of electricity.

Increases in the cost of electricity for the six months ended June 30, 2003, were also due to a net $595 million reduction to the cost of electricity recorded in March 2002 as a result of FERC and CPUC decisions, which allowed the Utility to reverse previously accrued ISO charges and to adjust for the amount previously accrued as payable to the DWR for its 2001 revenue requirement.

Natural Gas Revenues

The following table shows a breakdown of the Utility's natural gas revenue, which are comprised of bundled gas revenues and transportation service-only revenues:

	Three months ended June 30,		Six months ended June 30,

(in millions)	2003	2002	2003	2002

Bundled gas revenues	$536	$372	$1,485	$1,145
Transportation service-only revenues	67	79	133	160
Other	65	70	(120)	(109)

Total Natural Gas Revenues	$668	$521	$1,498	$1,196

Average bundled price of natural gas sold per Mcf	$8.65	$6.00	$8.89	$6.54

Total bundled gas sales (in millions Mcf)	62	62	167	175

Bundled natural gas revenues increased $164 million, or 44 percent, for the three months ended June 30, 2003, and $340 million, or 30 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. Increases for both periods were primarily as a result of a higher average cost of natural gas, which was passed along to customers through higher rates. The average bundled price of natural gas sold increased $2.65 per thousand cubic feet (Mcf), or 44 percent, for the three months ended June 30, 2003, and $2.35 per Mcf, or 36 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002.

Transportation service-only revenues decreased by $12 million, or 15 percent, for the three months ended June 30, 2003, and $27 million, or 17 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. These decreases were primarily due to a decrease in demand for gas transportation services by natural gas-fired electric generators in California.

Other natural gas revenues primarily include balancing account revenues. These revenues decreased by $5 million, or 7 percent, for the three months ended June 30, 2003, and $11 million, or 10 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. The Utility tracks natural gas revenues and costs in natural gas balancing accounts. Over-collections and under-collections are deferred until they are refunded to or received from the Utility's customers through rate adjustments.

Cost of Natural Gas

The following table shows a breakdown of the Utility's cost of natural gas:

	Three months ended June 30,		Six months ended June 30,

(in millions)	2003	2002	2003	2002

Cost of natural gas sold	$288	$172	$738	$462
Cost of gas transportation	32	26	68	51

Total Cost of Natural Gas	$320	$198	$806	$513

Average price of natural gas purchased per Mcf	$4.65	$2.77	$4.42	$2.64

Total natural gas purchased (in millions Mcf)	62	62	167	175

The Utility's cost of natural gas increased $116 million, or 67 percent, for the three months ended June 30, 2003, and $276 million, or 60 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. Increases for both periods were primarily due to an increase in the average market price of natural gas purchased of $1.88 per Mcf, or 68 percent, for the three months and $1.78 per Mcf, or 67 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002

The Utility's cost to transport gas to its service area increased by $6 million, or 23 percent, for the three months ended June 30, 2003, and $17 million, or 33 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. These increases were primarily due to new pipeline transportation charges paid to the El Paso Natural Gas Company pipeline. The Utility, along with other California utilities, was ordered by the CPUC in July 2002 to enter into long-term contracts to purchase fixed transportation on the El Paso Natural Gas Company pipeline.

Operating and Maintenance

The Utility's operating and maintenance expenses increased $128 million, or 20 percent, for the three months ended June 30, 2003, in comparison to the same period in 2002. This increase was primarily due to increases in employee benefit plan-related expenses, public purpose programs spending, customer-related costs, and other administrative and general costs.

The Utility's operating and maintenance expenses increased $17 million, or 1 percent, for the six months ended June 30, 2003, as compared to the same period in 2002. This increase was primarily due to increases in employee benefit plan-related expenses, public purpose programs spending, customer-related costs, and maintenance expenses due to maintenance performed during the scheduled refueling outage at the Diablo Canyon Power Plant (DCPP) in the first quarter of 2003. These increases were partially offset by lower recorded costs for environmental matters, and a decrease in the recorded liabilities for regulatory matters due to FERC and CPUC decisions on previous transmission owner rate cases and other matters.

Depreciation, Amortization, and Decommissioning

Depreciation, amortization, and decommissioning expenses increased $13 million, or 4 percent, for the three months ended June 30, 2003, as compared to the same period in 2002 primarily due to an overall increase in the Utility's plant assets.

Depreciation, amortization, and decommissioning expenses increased $40 million, or 7 percent, for the six months ended June 30, 2003, as compared to the same period in 2002. This increase was due mainly to an increase in amortization of the rate reduction bond regulatory asset, which began at the end of January 2002, and an overall increase in the Utility's plant assets. Amortization of the rate reduction bond regulatory asset for the six months ended June 30, 2003, increased $20 million from the same period in 2002. The increase reflects the amortization of the regulatory asset for all six months in 2003, in comparison to the amortization of the regulatory asset for only five months in 2002.

Interest Income

In accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," (SOP 90-7), the Utility reports reorganization interest income separately on its Consolidated Statements of Income. Such income primarily includes interest earned on cash accumulated during the Utility's Chapter 11 proceedings. Interest income increased $1 million, or 5 percent, for the three months ended June 30, 2003, and decreased $10 million, or 24 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. The decrease was due primarily to lower average interest rates earned on the Utility's short-term investments.

Interest Expense

The Utility's interest expense decreased $59 million, or 21 percent, for the three months ended June 30, 2003, and $102 million, or 19 percent, for the six months ended June 30, 2003, in comparison to the same periods in 2002. Decreases for both periods were due to a reduction of interest on rate reduction bonds and a lower level of unpaid debts accruing interest.

Reorganization Fees and Expenses

In accordance with SOP 90-7, the Utility reports reorganization fees and expenses separately on its Consolidated Statements of Income. Such costs primarily include professional fees for services in connection with the Utility's Chapter 11 proceedings and totaled $65 million for the three months ended June 30, 2003, and $100 million for the six months ended June 30, 2003.

Dividends

While in Chapter 11, the Utility is not allowed to pay dividends without Bankruptcy Court approval. Under the proposed settlement agreement and Settlement Plan, there would be no restriction on the ability of the Utility to declare and pay dividends or repurchase common stock, other than the capital structure and stand-alone dividend conditions contained in prior CPUC holding company decisions; provided, however, that the Utility would agree that it would not pay dividends on its common stock before July 1, 2004. Assuming the proposed settlement agreement is approved and the Settlement Plan implemented, the Utility does not anticipate paying a dividend until the later part of 2005.

PG&E NEG

PG&E NEG has experienced significant impacts to its results of operations from various acquisitions and disposals, and more recently from its efforts to raise cash and reduce indebtedness through sale, transfer, or abandonment of assets.

Overall Results

PG&E NEG's net loss for the three months ended June 30, 2003, decreased by $86 million, or 36 percent, in comparison to the same period in 2002. PG&E NEG's net loss for the six months ended June 30, 2003, increased by $320 million, or 157 percent, in comparison to the same period in 2002.

The three months ended June 30, 2003 included a net loss recognized on disposals of assets held for sale of $9 million related to Dispersed Generating Company's Ohio generating plants. The six months ended June 30, 2003, included a net gain recognized on disposals of assets held for sale of $7 million related to the gain on sale of Mountain View of $19 million, offset by additional losses on the sale of ET Canada of $3 million and net loss on Dispersed Generating Company's plants discussed above. No gains or losses on disposal of assets held for sale were reflected in the comparative periods in 2002. In addition, losses from discontinued operations of assets held for sale were $4 million for the three months ended June 30, 2003, with no earnings reported in the comparative period in 2002. Losses from discontinued operations of assets held for sale were $104 million for the six months ended June 30, 2003, a decrease of $111 million in comparison to the same period in 2002.

PG&E NEG's pre-tax operating losses were $165 million for the three months ended June 30, 2003 and $458 million for the six months ended June 30, 2003. The decrease in pre-tax operating losses of $158 million or 49 percent for the three months ended June 30, 2003, in comparison to the same period in 2002 was principally due to a $265 million impairment charge related to project development, turbines and other related equipment costs in the second quarter of 2002, in comparison to a $30 million charge related to a DTE-Georgetown toll termination fee in the second quarter of 2003. The increase in pre-tax operating losses of $170 million or 59 percent for the six months ended June 30, 2003, in comparison to the same period in 2002 was principally due to increased interest expenses of $140 million primarily due to new merchant plants in operation that had previously been in construction and higher interest rates on a greater level of debt outstanding. Most of PG&E NEG's debt is currently in default and is further discussed in Note 3 of the Notes to the Consolidated Financial Statements. In addition, administrative and general expense increased $48 million or 200 percent for the six months ended June 30, 2003, in comparison to the same period in 2002, due to costs associated with PG&E NEG's debt restructuring efforts.

Gross margins decreased $7 million or 5 percent for the three months ended June 30, 2003, and decreased $14 million or 5 percent for the six months ended June 30, 2003, in comparison to the same periods in 2002 primarily due to the winding down of PG&E NEG's energy trading operations. Gross margin is defined as the difference between generation, transportation, and trading revenues versus cost of commodity sales and fuel. Administrative and general expense increased $32 million or 188 percent for the three months ended June 30, 2003 in comparison to the same period in 2002 due to costs associated with PG&E NEG's debt restructuring efforts. Additionally, interest expenses increased $51 million or 93 percent for the three months ended June 30, 2003, in comparison to the same period in 2002, primarily due to new merchant plants in operation that had previously been in construction and higher interest rates on a greater level of debt outstanding. For the six months ended June 30, 2003, operation, maintenance, and management expenses increased $16 million or 9 percent, in comparison to the same period in 2002, primarily due to various merchant facilities in operation that had previously been in construction, offset by less impairments and write-offs in 2003. During the first six months of 2003, $230 million of impairment and write-offs were charged to income as a result of the consolidation and impairment of Attala Generating, the Shaw litigation settlement, and the DTE-Georgetown toll termination fee as further discussed in Note 3 of the Notes to the Consolidated Financial Statements. In comparison, impairments and write-offs totaling $265 million were charged to income during the first six months of 2002 related to project development, turbines and other related equipment costs. Tax benefits recorded during the first six months of 2003 of $39 million reflect adjustments to the PG&E NEG's tax valuation allowances with no such tax valuation allowance recorded in the comparative period in 2002. Most of PG&E NEG's debt is currently in default and is further discussed in Note 3 of the Notes to the Consolidated Financial Statements.

Operating Revenues

PG&E NEG's operating revenues decreased $35 million or 14 percent for the three months ended June 30, 2003, and $30 million or 6 percent for the six months ended June 30, 2003, in comparison to the same periods in 2002. These decreases relate primarily to the Integrated Energy and Marketing Activities segment and are primarily a result of the activities associated with the winding down of PG&E NEG's energy trading operations. Interstate Pipeline Operations operating revenues increased $5 million or 9 percent for the three months ended June 30, 2003, and $10 million or 9 percent for the six months ended June 30, 2003, in comparison to the same periods in 2002, primarily due to the addition of the North Baja pipeline operations.

Operating Expenses

PG&E NEG's operating expenses decreased $242 million or 47 percent in the three months ended June 30, 2003, in comparison to the same period in 2002. This decrease occurred primarily as a result of $265 million impairments and write-offs related to project development, turbines and other related equipment costs charged to income in the second quarter of 2002, in comparison to a $30 million charge related to a DTE-Georgetown toll termination fee in 2003. In addition, the cost of commodity sales and fuel decreased $39 million, or 36 percent, in the three months ended June 30, 2003, in comparison to the same period in 2002 due to the winding down of PG&E NEG's energy trading operations. Offsetting these decreases in operating expenses was an increase in administrative and general expenses of $32 million or 188 percent for the three months ended June 30, 2003, in comparison to the same period in 2002 due to costs associated with PG&E NEG's debt restructuring efforts.

PG&E NEG's operating expenses decreased $1 million or less than 1 percent in the six months ended June 30, 2003, in comparison to the same period in 2002. This decrease occurred primarily as a result of reduced cost of commodity sales and fuel expenses associated with the winding down of PG&E NEG's energy trading operations. Operation, maintenance, and management expenses increased $16 million, or 9 percent, for the six months ended June 30, 2003, in comparison to the same period in 2002, primarily due to new merchant plants in operation that had previously been in construction. In addition, administrative and general expense increased $48 million or 200 percent for the six months ended June 30, 2003, in comparison to the same period in 2002, due to costs associated with PG&E NEG's debt restructuring efforts. Offsetting these increases in operating expenses was a decrease in impairments and write-offs charged to income of $35 million for the six months ended June 30, 2003, in comparison to the same period in 2002 as discussed above.

REGULATORY MATTERS

A significant portion of PG&E Corporation's operations is regulated by federal and state regulatory commissions. These commissions oversee service levels and, in certain cases, PG&E Corporation's revenues and pricing for its regulated services.

The Utility is the only subsidiary with significant regulatory proceedings or issues at this time. The discussion of these matters below should be read in conjunction with the regulatory matters discussed in PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended. Regulatory proceedings associated with electric industry restructuring are further discussed in Note 6 of the Notes to the Consolidated Financial Statements.

As discussed above, on June 19, 2003, PG&E Corporation, the Utility, and the staff of the CPUC announced a proposed settlement agreement for the Utility's Chapter 11 filing. If the proposed settlement agreement ultimately is approved, several of the regulatory proceedings discussed below would be impacted. The Utility cannot predict the ultimate outcome of the proposed settlement agreement, including when and whether it will be approved. For further discussion, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements.

DWR Revenue Requirement and Operating Agreement

Because the Utility acts as a collection agent for the DWR, amounts collected on behalf of the DWR (related to its revenue requirement) are excluded from the Utility's revenues. Until the CPUC modifies the current frozen rate structure or until the approval of the proposed settlement agreement and new rates under that settlement are implemented, changes to the DWR's 2001, 2002, or 2003 revenue requirement may materially affect the Utility's future earnings.

In December 2002, the CPUC issued a decision allocating approximately $2 billion of the DWR's 2003 $4.5 billion total statewide power charge-related revenue requirement to the Utility's customers. This revenue requirement includes the costs associated with the DWR contracts allocated to the Utility's customers effective January 1, 2003. In April 2003, the Utility and the DWR entered into a CPUC-approved operating agreement that supersedes the December 2002 operating order. (The December 2002 operating order required the Utility to perform the operational, dispatch, and administrative functions for the DWR's allocated contracts beginning on January 1, 2003.) The operating agreement provides that the Utility will begin passing through additional revenues to the DWR consistent with the DWR's October 2002 and March 2003 requests for amendments to the formula that determines the amount of remittances to the DWR contained in the May 2002 servicing order but subject to the outcome of the CPUC's consideration of the DWR's requests. As of June 30, 2003, the Utility had accrued an additional $516 million, pre-tax, obligation for pass-through revenues to the DWR. The Utility had accrued $369 million, pre-tax, at December 31, 2002, and $539 million, pre-tax, at March 31, 2003 for these additional pass-through revenues to the DWR. During the second quarter of 2003, the Utility remitted $74 million of these pass-through revenues to the DWR and accrued an additional $51 million. The ultimate remittance of the $516 million amount accrued as of June 30, 2003, depends upon whether the CPUC grants the DWR's request for changes to the May 2002 servicing order (which was revised in December 2002) and whether such changes would be retroactive to January 2001, the date that the DWR began purchasing power for the Utility's customers.

In July 2003, the DWR submitted a supplemental 2003 revenue requirement to the CPUC that reduced the amount of the total 2003 statewide power charge-related revenue the DWR was anticipating receiving by approximately $1 billion. The CPUC is responsible for determining how to allocate the reduced revenue requirement among the customers of the three California IOUs. The requested reduction expressly assumes that the Utility would remit an additional estimated cash payment of $539 million, which was accrued as of March 31, 2003, to the DWR in 2003. The Administrative Law Judge (ALJ) in this proceeding indicated that the $539 million assumed remittance amount is an estimate and not a final number. The ALJ also indicated that, in connection with the proposed 2003 DWR revenue requirement reduction, the CPUC may consider reducing utility rates overall in order to pass-through the savings to customers. The CPUC expects to consider a proposed decision during the third quarter of 2003. On August 1, 2003, another CPUC ALJ issued a draft decision that, if approved by the CPUC, would modify the May 2002 and December 2002 DWR servicing orders to require the Utility to remit an additional cash payment to the DWR for the period retroactive to January 2001, as discussed above. The draft decision would not specify the amount to be remitted but instead defers the issue to the 2003 DWR supplemental revenue requirement proceeding, where offsetting reductions to the DWR's revenue requirements and remittances for 2003 are being considered. The draft decision would not determine whether the Utility should pay interest on the additional payment, but would defer to both the DWR and the Utility to resolve the issue, subject to CPUC determination if the parties cannot agree. The draft decision is subject to comment by parties before being considered by the CPUC. A separate proceeding will consider a revision or adjustment for the revenue requirements remitted to the DWR for 2002 and 2001 costs. At that time, the CPUC may also consider a revision or adjustment to the allocation of the DWR's 2003 revenue requirement. The Utility cannot predict the ultimate outcome of this matter.

In July 2003, the DWR also issued its proposed statewide revenue requirement for 2004. In this proposed revenue requirement, the DWR states that it expects to collect $4.7 billion for power charge-related costs in 2004 from the customers of the three IOUs. This reflects an increase of approximately $1.3 billion from the DWR's revised 2003 revenue requirement. The DWR plans to file the proposed 2004 revenue requirement with the CPUC in August 2003. The CPUC would then be responsible for allocating the proposed 2004 revenue requirement among the customers of the IOUs.

The Utility has a lawsuit pending in a California court, asking that the DWR be precluded from imposing its revenue requirements on the Utility and its customers until the DWR can demonstrate that its revenue requirements are "just and reasonable," as legally required. The lawsuit is scheduled to be considered by the court during the third or fourth quarter of 2003.

DWR Bond Charge

In October 2002, the CPUC issued a decision that, in part, imposes bond charges to recover the DWR's bond costs from bundled and direct access customers starting November 15, 2002, as described below, although the decision found that the Utility would not need to increase customers' overall rates to incorporate the bond charge. The Utility passed through approximately $183 million in bond-related charges during the six months ended June 30, 2003.

In July 2003, the DWR released its proposed statewide revenue requirement for 2004. In this proposed revenue requirement, the DWR states that it expects to collect $0.8 billion for bond-related costs in 2004 from the customers of the three IOUs. The DWR plans to file the proposed 2004 revenue requirement with the CPUC in August 2003. The CPUC would then be responsible for allocating the proposed 2004 bond charge-related revenue requirement among the customers of the IOUs.

While the Utility's overall rates remain frozen, any increase in bond charges from bundled customers compared to 2003 levels would reduce the amount of revenue available to restore the Utility's financial health and recover previously written-off under-collected electricity procurement and transitions costs, unless offset by reductions in other DWR revenue requirements or other components of the Utility's rates.

Allocation of DWR Electricity to Customers of the IOUs

In September 2002, the CPUC issued a decision to allocate the electricity provided under existing DWR contracts to the customers of the IOUs. This decision required the Utility, along with the other IOUs, to begin performing all the day-to-day scheduling, dispatch, and administrative functions associated with the DWR contracts allocated to the IOUs' respective electric resource portfolios on January 1, 2003. The DWR retains legal and financial responsibility for these contracts.

Under the proposed settlement agreement, the Utility would agree to accept an assignment of or to assume legal and financial responsibility for the DWR contracts only if (1) the Utility receives a long-term issuer credit rating of at least A from S&P and a credit rating of at least A2 from Moody's after giving effect to such assignment or assumption, (2) the CPUC first makes a finding that the DWR allocated contracts are just and reasonable, and (3) the CPUC first acts to ensure that the Utility receives full and timely rate recovery of all costs of the DWR contracts over their life without further review. The CPUC would retain the right to review administration and dispatch of the DWR contracts consistent with applicable law. The State of California has stated publicly that it does not intend to transfer full legal title of, and responsibility for, the DWR electricity contracts to the IOUs until they are in a position where they will be financially able to absorb the contracts. However, if the proposed settlement agreement is not approved and either the State of California or the CPUC grants the DWR the authority to transfer legal title of the DWR contracts to the Utility without having first met the Utility's conditions, the Utility's results of operations could be adversely affected.

Electricity Procurement

In October 2002, the CPUC issued a decision ordering the Utility to resume full procurement of electricity on January 1, 2003. In December 2002, the CPUC issued an interim opinion adopting the revised electricity procurement plan for 2003 that the Utility submitted in 2002, with modifications, and authorized the Utility to enter into contracts designed to hedge its residual net open position in 2003 and the first quarter of 2004.

In June 2003, the CPUC issued a decision denying rehearing and modifying the October and December 2002 decisions. The June 2003 decision reaffirms the CPUC's right to review the reasonableness of the Utility's activities in connection with contract management and least-cost dispatch. In June 2003, the CPUC also issued a decision modifying the December 2002 decision to set the maximum annual procurement disallowance for administration of all contracts and least-cost dispatch for the Utility at $36 million. This "disallowance cap" is subject to true-up for the Utility's adopted annual administrative costs of management procurement activities in the 2003 GRC. The disallowance cap applies to contract administration and least-cost dispatch. Activities excluded from the disallowance cap include gas procurement activities in support of new Utility contracts, retained generation resources, QF contracts, and certain retained generation expenses.

Effective January 1, 2003, the Utility established the Energy Resource Recovery Account (ERRA) to record and recover electricity costs, excluding the DWR's electricity contract costs, associated with the Utility's authorized procurement plan. In February 2003, the Utility filed its 2003 ERRA forecast application requesting that the CPUC reset the Utility's 2003 ERRA revenue requirement to $1.4 billion and that the ERRA trigger threshold of $224 million be adopted. (The Utility is authorized to file an application to change retail electricity rates when it reaches the trigger threshold, i.e., when the Utility's forecasts indicate it will face an under-collection of electricity procurement costs in excess of 5 percent of its prior year's generation and procurement revenues, excluding amounts collected for the DWR.) The CPUC will finalize the Utility's starting ERRA revenue requirement and ERRA trigger threshold after it reviews the Utility's ERRA application. The Utility cannot predict when or whether it will reach the trigger threshold.

In August 2003, the Utility filed an application requesting that the CPUC approve the Utility's 2004 ERRA forecast revenue requirement of $1.5 billion, approve as reasonable the Utility's ERRA recorded costs for the period from January 2003 through May 2003, and approve the Utility's proposed revenue requirement and rate design for 2004 ongoing Competition Transition Charges (CTC).

In June 2003, the CPUC issued a decision that adopts the framework for implementing a Renewable Portfolio Standard (RPS) program. The decision requires the Utility to increase procurement of renewable energy by at least 1 percent per year. By the end of 2017, the Utility must be procuring at least 20 percent of its total electricity from renewable resources. The decision states that the Utility is not obligated to procure additional renewable energy under the RPS until creditworthy and that the Utility will accumulate an Annual Procurement Target (APT) based on 1 percent of annual retail sales, starting in 2003, until it receives an investment grade credit rating. When the Utility receives an investment grade credit rating it will be required to enter into procurement contracts for renewable energy to meet its accumulated APT. Although the Utility cannot predict what the terms, including price, of such contracts would be, the decision requires that the procurement price under such contracts to be at or below a market price benchmark established by the CPUC after the bids have been received. If the Utility exceeds its APT, it can apply the excess to meet the APT in future years. For under-procurement, the decision allows IOUs to carry over an annual deficit of 25 percent to the next three years without explanation. Failure to meet minimum APTs without prior CPUC approval, would result in an automatic penalty of $0.05 per kilowatt-hour (kWh), subject to an annual penalty cap of $25 million.

The Utility filed its long-term procurement plan (long-term plan), covering the next 20 years, on April 15, 2003. The Utility's long-term plan states that certain important policy issues, including the restoration of the Utility's financial health and investment grade credit rating, should be resolved before the CPUC can adopt a credible long-term plan for the Utility. While the long-term plan states that there is no immediate need for the Utility to construct or make long-term commitments to new resources, it indicates that the Utility's role in future generation development will be directly impacted by its credit rating. The CPUC has stated that it plans to issue a final decision on the Utility's long-term procurement plan in November 2003.

The Utility filed its 2004 short-term procurement plan in May 2003.

2001 Annual Transition Cost Proceeding: Review of Reasonableness of Electricity Procurement

In April 2003, the CPUC's Office of Ratepayer Advocates (ORA) issued a report regarding the Utility's procurement activities for the period July 1, 2000, through June 30, 2001, recommending that the CPUC disallow recovery of $434 million of the Utility's procurement costs based on an allegation that the Utility's market purchases during the period were imprudent due to a failure to develop and execute a reasonable hedging strategy. The ORA recommendation does not take into account any FERC-ordered refunds of the Utility's procurement costs during this period, which refunds could effectively reduce the amount of the recommended disallowance. In the Utility's response to the ORA's report, the Utility indicated that the ORA recommendation is unlawful, contrary to prior CPUC decisions, and factually unsupported. Subsequently, the procedural schedule in this proceeding was suspended, pending the outcome of the proposed settlement agreement in the Utility's Chapter 11 proceeding.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the CPUC would agree to act promptly to resolve this proceeding with no adverse impact on the Utility's cost recovery as soon as practicable after the Settlement Plan becomes effective.

Retained Generation Revenue Requirement

In April 2002, the CPUC issued a decision authorizing the Utility to recover reasonable costs incurred in 2002 for its own retained electric generation, subject to reasonableness review in the Utility's 2003 GRC or other proceeding. The decision does not change retail electric rates and the Utility does not expect it to have a material impact on its results of operations. Instead, the decision defers consideration of future rate changes until the CPUC addresses the status of the retail rate freeze. The CPUC also deferred addressing recovery of the Utility's past unrecovered generation-related costs. In May 2003, the CPUC issued a resolution approving the Utility's proposed tariff revisions and its request to establish various balancing and memorandum accounts with modifications in compliance with the April 2002 retained generation decision.

In November 2002, the Utility filed its 2003 GRC application. In that application, the Utility forecasted a $1 billion revenue requirement for utility retained generation. This forecast generation revenue requirement excluded fuel and purchased power expense, and the DWR and nuclear decommissioning revenue requirements. Recovery of fuel and purchased power generation-related costs for 2003 was addressed in the Utility's ERRA proceeding (see "Electricity Procurement" above).

In July 2003, the Utility filed a motion for approval of a proposed settlement agreement reached with the ORA and other parties that had originally disputed the Utility's $1 billion 2003 generation revenue requirement request in its 2003 GRC proceeding. The proposed settlement agreement sets a 2003 non-fuel generation revenue requirement of $955 million and provides for attrition adjustments in 2004, 2005 and, if applicable, 2006 (depending on whether the CPUC authorizes an additional attrition year in 2006) based on the Consumer Price Index (CPI), with a minimum increase of 1.5 percent and a maximum increase of 3.0 percent. The proposed settlement agreement is subject to CPUC approval. The settling parties have requested expedited approval of the settlement, but there is some likelihood that the CPUC will wait to act on the settlement in the final decision issued in the 2003 GRC. The CPUC announced that it will hold a series of meetings and hearings on the Utility's GRC and proposed Chapter 11 settlement during August 2003. A decision in the GRC proceeding is expected in the first quarter of 2004.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the Utility's adopted 2002 retained generation rate base of $1.7 billion would be deemed just and reasonable by the CPUC and not subject to modification, adjustment, or reduction, except as necessary to reflect capital expenditures and changes in authorized depreciation. This would result in the recording of an additional regulatory asset of $1.3 billion.

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

In November 2002, the CPUC issued a decision establishing a cost responsibility surcharge (CRS) to implement surcharges applicable to direct access customers, subject to an overall cap of $0.027 per kWh. In December 2002, the CPUC issued a decision requiring the utilities to implement the $0.027 per kWh surcharge beginning January 1, 2003.

In July 2003, the CPUC issued a decision that continues to keep the existing direct access CRS cap of $0.027 per kWh after July 1, 2003, subject to possible future prospective adjustment in the annual DWR revenue requirement proceedings, as deemed necessary to pay off the direct access CRS under-collection by 2011. This decision also changed the order of the collection for direct access CRS components to (1) DWR Bond Charge, (2) CTC, which is the ongoing above market portion of certain utility-related generation costs, and (3) DWR Power Charge. The finalization of the CTC element for year 2004 and thereafter will be addressed in the ERRA proceeding.

To the extent the CRS cap results in an under-collection of DWR charges, the shortfall would have to be remitted to the DWR from bundled customers' funds. Since DWR pass-through revenues are determined based upon a fixed revenue requirement, to the extent that the Utility remits additional CRS revenues to the DWR, the Utility expects those remittances to reduce the amount of revenues it must pass through for bundled customers. The Utility expects to collect approximately $110 million per year more in 2003 than in 2002 from direct access customers due to the CRS.

The Utility does not expect that the CPUC's implementation of this decision or the level of the CRS cap as detailed above to have a material adverse effect on its results of operations or financial condition.

One-Cent, Three-Cent, and Half-Cent Surcharge Revenues

In January 2001, the CPUC increased electric rates by $0.01 per kWh, in March 2001 by another $0.03 per kWh, and in May 2001 by an additional $0.005 per kWh. The use of these surcharge revenues was restricted to "ongoing procurement costs" and "future power purchases."

In November and December 2002, the CPUC approved decisions modifying the restrictions on the use of the surcharges and authorizing the Utility to record amounts related to the surcharge revenues as an offset to unrecovered transition costs.

Based on these decisions and an agreement between the CPUC and another IOU, SCE, in which SCE was allowed to use its $0.005 per kWh surcharge to offset its DWR revenue requirement, the Utility has continued to recognize revenues related to the $0.01 per kWh, $0.03 per kWh, and $0.005 per kWh surcharges after the statutory end of the retail electric rate freeze, which was March 31, 2002. As such, the Utility has not recorded a regulatory liability or a refund reserve for these surcharge revenues, or any portion thereof, in its financial statements. From January 2001 to June 30, 2003, the Utility recognized total surcharge revenues of $6.5 billion, pre-tax.

The California Supreme Court is currently considering the authority of the CPUC to enter into a settlement agreement with SCE that allows SCE to recover under-collected procurement and transition costs in light of the provisions of AB 1890. In May 2003, the California Supreme Court heard oral arguments from SCE, the CPUC, and TURN on this matter. It is expected that the Court will issue a ruling by August 27, 2003. Either in response to judicial decisions such as this one, or on its own initiative, it is possible that at some future date the CPUC may change its interpretation of law or otherwise seek to change the Utility's overall retail electric rates retroactively. (See further discussion in the "Recovery of Transition Costs and Surcharge Revenues" in Note 6 of the Notes to the Consolidated Financial Statements). The Utility has not provided reserves for potential refunds of any of these revenues as of June 30, 2003.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the CPUC would acknowledge and would agree that the revenues related to the surcharges described above are the property of the Utility's Chapter 11 estate and are not subject to refund. If the settlement agreement is not approved and the CPUC requires the Utility to refund any of these revenues in the future, the Utility's earnings could be materially affected.

2003 General Rate Case

In the Utility's 2003 GRC, the CPUC will determine the amount of authorized base revenues the Utility can collect from ratepayers to recover its basic business and operational costs for gas and electric distribution operations for 2003 through 2005. As discussed above, under "Retained Generation Revenue Requirement," the CPUC will also determine in this 2003 GRC the amount of authorized base revenues the Utility can collect from ratepayers to recover its basic business and operational costs for the Utility's retained generation.

In November 2002, the Utility requested a $447 million increase in its electric distribution revenue requirements and a $105 million increase in its gas distribution revenue requirements over the current authorized amounts. The Utility also will seek an attrition rate adjustment (ARA) increase for 2004 and 2005. The ARA mechanism is designed to avoid a reduction in earnings in years between GRCs to reflect increases in rate base and expenses.

In December 2002, the CPUC ordered that the 2003 GRC be effective January 1, 2003, despite the CPUC not issuing a final decision on the 2003 GRC until a current target date of February 5, 2004.

In April 2003, the ORA provided to the Utility and other parties the ORA's report on the Utility's 2003 GRC application. In its report, the ORA recommends an increase of $170 million in electric base revenues and an increase in gas base revenues of $3.7 million over the current authorized amounts.

The two largest components of the difference between the Utility's request and the ORA's recommendation are administrative and general expenses, which comprise 35 percent of the total difference, and depreciation expenses, which comprise 23 percent of the total difference. In addition, the ORA recommended that the Utility's next test year GRC be delayed until 2007, rather than 2006, and that the Utility file an ARA request for 2006.

The CPUC may accept all, part, or none of the ORA's recommendations. The Utility cannot predict the amount of revenue requirements, if any, the CPUC will authorize for the 2003 through 2005 period. If the CPUC issues an adverse decision, and if the Utility is unable to conform to the base revenue amounts adopted by the CPUC while maintaining safety and system reliability standards, the ability of the Utility to earn its authorized rate of return for the years until the next GRC would be adversely affected.

2002 Attrition Rate Adjustment Request

In April 2003, the Utility filed an application for rehearing of the CPUC's March 2003 decision, which denied the Utility's request for a $76.7 million increase to its annual electric distribution revenue requirement and a $19.5 million increase to its annual gas distribution revenue requirement for 2002. In the filing, the Utility contends that the CPUC's denial of attrition relief was in error because the decision applied the wrong legal standard and because its findings were not supported by substantial evidence. The Utility cannot predict when the CPUC will rule upon this application for rehearing, nor whether any decision the CPUC ultimately issues will have a material impact on the Utility's results of operations or financial condition.

Cost of Capital Proceedings

Each year, the Utility files an application with the CPUC to determine the authorized rate of return the Utility may earn on its electric and gas distribution and electric generation assets.

For its gas and electric distribution operations and electric generation operations, the Utility's currently authorized ROE is 11.22 percent and its currently authorized cost of debt is 7.57 percent. The Utility also has a currently authorized capital structure of 48.00 percent common equity, 46.20 percent long-term debt, and 5.80 percent preferred equity. The November 2002 decision in the Utility's 2003 Cost of Capital proceeding adopted these authorized figures and held open the case to address the impact on the Utility's ROE, costs of debt and preferred stock, and ratemaking capital structure of the implementation and financing of a Chapter 11 plan of reorganization. Subsequently, in February 2003, the Utility filed a petition to modify the November 2002 decision to waive the normal requirement for the Utility to file a test year 2004 Cost of Capital application. In May 2003, the CPUC granted the Utility's request, exempting it from filing a test year 2004 Cost of Capital application.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the CPUC would set the Utility's cost of capital such that from January 1, 2004, until the Utility obtains credit ratings of at least A- from S&P or A3 from Moody's, the authorized ROE would be no less than 11.22 percent and, except for 2004 through 2005, the authorized equity ratio would be no less than 52.00 percent. (For 2004 and 2005, the equity ratio would equal the greater of the Forecast Average Equity Ratio, or 48.60 percent.)

FERC Prospective Price Mitigation Relief

Various parties, including the Utility and the State of California, are seeking up to $8.9 billion in refunds for electricity overcharges on behalf of buyers. On December 12, 2002, a FERC ALJ issued an initial decision finding that power companies overcharged the utilities, the State of California, and other buyers from October 2, 2000, to June 2001 by $1.8 billion, but that California buyers still owe the power companies $3.0 billion, leaving $1.2 billion in unpaid bills. The time period reviewed in the FERC hearings excludes the claims for refunds for overcharges that occurred before October 2, 2000, and after June 2001 when the DWR entered into contracts to buy electricity.

In March 2003, the FERC confirmed most of the ALJ's findings, but partially modified the refund methodology. A FERC spokesperson has estimated the total potential refunds statewide, using the modified methodology, at $3.3 billion. The actual refunds will not be determined until the FERC issues a final decision, which is expected by September 2003.

The Utility has recorded $1.8 billion of claims filed by various power generators in its Chapter 11 case as Liabilities Subject to Compromise. The Utility currently estimates that these claims would have been reduced to approximately $1.2 billion based on the recalculation of market prices according to the refund methodology recommended in the ALJ's initial decision. The recent recalculation of market prices according to the revised methodology adopted by the FERC or any other FERC orders could result in an additional several hundred million dollar decrease in the amount of the generators' claims offset by the amount of any additional fuel cost allowance for generators accepted by the FERC. If these claims are reduced, it would also reduce the Utility's previously written-off under-collected purchased power and transition costs.

On June 25, 2003, the FERC issued a series of orders directing more than 40 companies to show cause why they should not disgorge profits for a variety of violations of the ISO and Power Exchange (PX) tariffs related to market manipulation during the summer of 2000. The Utility was named as one of the companies in these orders, however due to the limited dollar amount of the transactions identified as possibly in violation of the tariffs, the Utility does not expect the outcome to have a material adverse impact on its consolidated financial position or results of operations.

The FERC, also in June 2003, began an investigation of why companies should not disgorge profits related to bidding for electricity in violation of ISO and PX tariffs during the period from May to September 2003. The Utility expects that the amount it would be required to pay, if any, would be immaterial and substantially less than the refunds it would receive from other companies. Therefore, the Utility does not expect the outcome to have a material adverse impact on its consolidated financial position or results of operations.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, PG&E Corporation and the Utility would agree to continue to cooperate with the CPUC and the State of California in seeking refunds from generators and other energy suppliers. The net after-tax amount of any refunds, claim offsets, or other credits from generators or other energy suppliers relating to the Utility's PX, ISO, QF, or energy service provider costs that the Utility actually realizes in cash or by offset of creditor claims in the Utility's Chapter 11 case would be applied by the Utility to reduce the outstanding balance of the $3.7 billion, pre-tax, regulatory asset to be created under the proposed settlement agreement.

El Paso Settlement

In June 2003, the Utility, along with a number of other parties, entered into a final settlement with El Paso to settle claims against El Paso relating to the sale or delivery of natural gas and/or electricity to or in the western United States, including claims that El Paso took actions that resulted in artificially inflated gas prices during the California energy crisis of 2000 and 2001. The settlement resolves all potential and alleged causes of action against El Paso for its part in manipulation of gas and electric commodity and transportation market during the period September 1996 to March 2003. Under the settlement's terms, El Paso will provide $1.5 billion in cash and non-cash consideration. Of that total, approximately $600 million will be paid up front, and approximately $900 million over 15 years to 20 years. El Paso also agreed to provide pipeline capacity to California, and to ensure specific reserve capacity for the Utility, if needed. The exact amounts allocated to each CPUC jurisdictional utility is detailed in the Master Settlement Agreement and delineated pursuant to the Allocation Agreement. The precise means of distribution will be determined by the CPUC, consistent with applicable law, pursuant to CPUC ratemaking and accounting policies, procedures, and orders that have been or will be established by the CPUC. The Utility's gas ratepayer portion of the refund is expected to be approximately $80 million and the electric portion of the refund is expected to be approximately $216 million. The CPUC expects to complete the final allocation of these refunds during the fourth quarter of 2003. The agreement is now subject to the approval by the FERC and the San Diego County Superior Court.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the Utility would agree to apply future El Paso cash payments associated with electric claims to reduce the $3.7 billion, pre-tax, regulatory asset to be created under the proposed settlement agreement.

Gas Accord II

In 1998, the Utility implemented a ratemaking pact called the Gas Accord, under which the Utility's gas transportation and storage services were separated for ratemaking purposes from its distribution services. The Gas Accord changed the terms of service and rate structure for gas transportation, allowing residential and small commercial customers (core customers) to purchase gas from competing suppliers, and establishing gas transportation rates through 2002 and gas storage rates through March 2003. In addition, the Gas Accord established an incentive mechanism whereby the Utility recovers its core procurement costs. Under the Gas Accord, the Utility is at risk for recovery of its gas transportation and storage costs and does not have regulatory balancing account protection for over-collections or under-collections of revenues.

In January 2003, the Utility filed an amended Gas Accord II application with the CPUC proposing to permanently retain the Gas Accord market structure, extend the incentive mechanism for recovery of core procurement costs, and increase the Utility's rates for gas transmission service for 2004 and for storage service for the period from April 1, 2004, to March 31, 2005, by $55 million. Subsequently, the CPUC removed the cost of capital issues from this proceeding, resulting in a $25 million reduction in the Utility's revenue requirement request.

The Gas Accord II amended application proposed for 2004 requests a rate increase, calculated on a demand or throughput forecast basis. In addition, for the 12-month period ending December 31, 2004, for transmission service, and for the 12-month period ending March 31, 2005, for storage service, the Utility proposes to provide an option for current holders of contract capacity to extend their rights and for a structured contract solicitation period to be held for any capacity that is not contracted. The Utility may experience a material reduction in operating revenues if (1) the Utility were unable to renew or replace existing transportation contracts at the beginning or throughout the Gas Accord II period, (2) the Utility were to renew or replace those contracts on less favorable terms than adopted by the CPUC, or (3) overall demand for transportation and storage services were less than adopted by the CPUC in setting rates. In any of these cases, the Utility's financial condition and results of operations could be adversely affected. A decision in this proceeding is expected in early October 2003. Until the CPUC issues a decision, the existing gas transportation and storage rates will continue in effect.

The Utility cannot predict what the outcome of this proceeding will be, or whether the outcome will have a material adverse effect on its results of operations or financial condition.

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

In May 2003, 2002, 2001, and 2000, the Utility filed its annual applications claiming incentives totaling approximately $106 million. The CPUC has delayed action on these proceedings and the Utility has not included any earnings associated with incentives in the Utility's Consolidated Statements of Income.

On March 13, 2002, an ALJ for the CPUC requested comments on whether incentives adopted for pre-1998 energy efficiency programs should be reduced or eliminated for claims in future years. Out of the total $106 million in shareholder incentives claimed by the Utility for its 2003, 2002, 2001, and 2000 AEAP filings, $74 million is related to pre-1998 energy efficiency programs. The CPUC has not yet acted on the comments. The ALJ has indicated that the CPUC will act on incentives for the low-income programs ($1.6 million) this summer, and has taken no action on the post-1997 energy efficiency programs ($30 million). The 2003 AEAP hearing process began with a pre-hearing conference on July 24, 2003. The 2003 AEAP is not consolidated with the 2002, 2001, and 2000 AEAPs.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, the CPUC would agree to act promptly on pending Utility ratemaking proceedings, including the AEAP applications.

The Utility does not expect that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

Nuclear Decommissioning Cost Triennial Proceeding Application

In March 2002, the Utility filed an application to increase the Utility's nuclear decommissioning revenue requirements for the years 2003 through 2005. The Utility seeks to recover $24 million in revenue requirements relating to the Diablo Canyon Nuclear Decommissioning Trusts and $17.5 million in revenue requirements relating to the Humboldt Bay Power Plant Decommissioning Trusts. The Utility also anticipates recovering $8.3 million in CPUC-jurisdictional revenue requirements for Humboldt Bay Unit 3 SAFSTOR (a mode of decommissioning) operating and maintenance costs, and escalation associated with that amount in 2004 and 2005. The Utility proposes continuing to collect the revenue requirement through a charge in electric rates, and to record the revenue requirement and the associated revenues in a balancing account.

In July 2003, the CPUC issued a proposed decision adopting 2003 revenue requirements of $18.4 million for decommissioning the Humboldt Bay Power Plant (HBPP) and $8.3 million for Humboldt SAFSTOR operating and maintenance costs. In the same proposed decision, the CPUC recommended no additional revenue requirement for decommissioning the DCPP, finding that the trust funds for Diablo Canyon are sufficient to pay for its eventual decommissioning. The total adopted annual revenue requirement of $26.7 million represents a $4.5 million decrease from the currently adopted revenue requirement of $31.2 million. The CPUC expects to issue a final decision later in 2003.

The Utility does not expect that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

Baseline Allowance Increase

In April 2002, the CPUC required the Utility to increase baseline allowances for certain residential customers by May 1, 2002. An increase to a customer's baseline allowance increases the amount of their monthly usage that is covered under the lowest possible rate and is exempt from the average $0.03 per kWh surcharge. The CPUC deferred consideration of corresponding rate changes until a later phase of the proceeding and ordered the utilities to track the under-collections associated with their respective baseline quantity changes in an interest-bearing balancing account. The Utility is charging the electric-related shortfall against earnings because it cannot predict the outcome of the second phase of the proceeding, nor can it conclude that recovery of the electric-related balancing account is probable. The total electric revenue shortfall for the period May through December 2002 was $70 million. The total electric revenue shortfall for the six-month period from January 1, 2003, through June 30, 2003, was $48 million.

Issues that may be resolved during the second phase of the proceeding in early 2003 include items that could involve additional revenues at risk such as demographic revisions to baseline allowances, special allowances, and changes to baseline territories or seasons. The Utility estimates additional annual electric revenue shortfalls from this second phase, if adopted, of $63 million, plus $10 million in administration costs spread out over three to five years.

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

As discussed in the "Liquidity and Financial Resources" section of the MD&A and Note 3 of the Notes to the Consolidated Financial Statements, PG&E NEG financial results will no longer be consolidated with those of PG&E Corporation following the July 8, 2003, Chapter 11 filing of PG&E NEG. Upon deconsolidation, the only risk management activities reported will be related to Utility non-trading activities.

The activities affecting the estimated fair value of trading activities and the non-trading activities balances, included in net PRM assets and liabilities, are presented below.
	Three Months Ended	Three Months Ended
	June 30, 2003(1)	June 30, 2002 (1)

(in millions)

Fair values of trading contracts at beginning of period	$11	$31
Net (gain) loss on contracts settled during the period	7	(34)
Fair value of new contracts when entered into	-	-
Other changes in fair values	(46)	2

Fair values of trading contracts outstanding at end of period	(28)	(1)
Fair values of non-trading contracts outstanding at end of period	(278)	(216)

Net price risk management liabilities at end of period	(306)	(217)

Net price risk management liabilities held for sale	(392)	-
Net price risk management assets (liabilities) reported on the Consolidated Balance Sheets	$86	$(217)

	Six months ended	Six months ended
	June 30, 2003 (1)	June 30, 2002 (1)

(in millions)

Fair values of trading contracts at beginning of period	$(22)	$33
Net (gain) loss on contracts settled during the period	40	(78)
Fair value of new contracts when entered into	-	-
Other changes in fair values	(46)	44

Fair values of trading contracts outstanding at end of period	(28)	(1)
Fair values of non-trading contracts outstanding at end of period	(278)	(216)

Net price risk management liabilities at end of period	(306)	(217)

Net price risk management liabilities held for sale	(392)	-
Net price risk management assets (liabilities) reported on the Consolidated Balance Sheets	$86	$(217)

(1) For the three and six months ended June 30, 2003, and 2002, the fair value of all new contracts when entered into was zero.

PG&E Corporation and the Utility estimate the gross mark-to-market value of its non-trading and trading contracts at June 30, 2003, using the mid-point of quoted bid and ask prices, where available. When market data are not available, PG&E Corporation and the Utility use models that estimate forward power prices using the mid-point of the marginal cost curve (the lowest variable cost of generation available in a region) and the forecast curve (the price at which a generation unit will recover its capital costs and a return on investment). Interpolation methods are used for intermediate periods when broker quotes are unavailable. The gross mark-to-market valuation is then adjusted for the time value of money, creditworthiness of contractual counterparties, market liquidity in future periods, and other adjustments necessary to determine fair value. Most of PG&E Corporation's and the Utility's risk management models are reviewed by or purchased from third-party experts in specific derivative applications.

The following table shows the fair value of PG&E Corporation's trading contracts grouped by maturity at June 30, 2003.

	Fair Value of Trading Contracts (1)

Source of Prices Used in Estimating Fair Value	Maturity Less than One Year	Maturity One-Three Years	Maturity Four-Five Years	Maturity in Excess of Five Years	Total Fair Value

(in millions)
Actively quoted markets (2)	$18	$8	$-	$-	$26
Provided by other external sources	34	(70)	(10)	3	(43)
Based on models and other
valuation methods	(31)	(34)	(17)	71	(11)

Total Mark-to-Market	$21	$(96)	$(27)	$74	$(28)

(1)	Excludes all non-trading contracts, including non-trading contracts that receive mark-to-market accounting treatment.
(2)	Actively quoted markets are exchange traded quotes.

The amounts disclosed above are not indicative of likely future cash flows. The future value of trading contracts may be impacted by changes in underlying valuations, new transactions, market liquidity, and PG&E Corporation's risk management portfolio needs and strategies.

Market Risk

Market risk is the risk that changes in market conditions will adversely affect earnings or cash flow. PG&E Corporation and the Utility categorize market risks as price risk, interest rate risk, foreign currency risk, and credit risk. These market risks may impact PG&E Corporation's and its subsidiaries' assets and trading portfolios. As of July 8, 2003, the date of PG&E NEG's Chapter 11 filing, PG&E Corporation no longer will retain significant influence over PG&E NEG. As of this date, PG&E Corporation will account for its investment in PG&E NEG under the cost method of accounting. Consequently, PG&E NEG's future financial results and market risk will not impact PG&E Corporation.

Price Risk

Price risk is the risk that changes in commodity market prices will adversely affect earnings and cash flows. Below are descriptions of the Utility's and PG&E NEG's specific price risks.

Also described below is the value-at-risk methodology, which is PG&E Corporation's and the Utility's method for assessing the prospective risk that exists within a portfolio for price risk.

Utility Price Risk

The Utility is exposed to price risk, which consists of electric commodity (including purchased power and nuclear fuel) and natural gas commodity price risks, as described below.

Utility Electric Commodity Price Risk

Purchased Power - In compliance with regulatory requirements, the Utility manages commodity price risk independently from the activities in PG&E Corporation's unregulated businesses. The Utility also reports its commodity price risk separately for its electric and natural gas businesses.

During 2001 and 2002, the DWR was responsible for procuring electricity required to cover the Utility's net open position. Under AB 1X, the DWR was prohibited from entering into new agreements to purchase electricity to meet the Utility's net open position after December 31, 2002. The DWR, however, remains legally and financially responsible for electricity contracts that it entered into before December 31, 2002, (existing contracts), and the Utility still relies on electricity provided by these contracts to service a significant portion of its total load. The Utility bills its customers for these DWR electricity purchases under existing contracts and remits amounts collected to the DWR based on the DWR's CPUC-approved revenue requirement. For further discussion, see "Allocation of DWR Electricity to Customers of the IOUs" in Note 6 of the Notes to the Consolidated Financial Statements and the "Regulatory Matters" section of this MD&A.

The CPUC is obligated to increase the Utility's rates if the Utility's available revenues do not cover the Utility's procurement costs, and this shortfall exceeds 5 percent of the Utility's prior year's generation revenues, excluding amounts collected for the DWR. Additionally, the Utility is exposed to price risk to the extent that the cost of new electricity purchases increases, or the revenue from new wholesale sales decreases to the point where costs exceed available revenues. Furthermore, changes in the cost of new electricity purchases also may impact the amount of previously written-off purchased power and transition costs that the Utility is able to recover. For further discussion, see "Electricity Procurement" in the "Regulatory Matters" section of this MD&A.

During the last half of 2002, SB 1976 and CPUC orders were approved that required the California IOUs, including the Utility, to resume responsibility for procuring the electricity to meet the residual net open position by January 1, 2003.

In December 2002, the CPUC issued an interim opinion granting the Utility authority to enter into contracts designed to meet and to hedge the residual net open position through the first quarter of 2004. In June 2003, the CPUC modified a December decision regarding the Utility's maximum annual procurement disallowance for administration of all contracts and least-cost dispatch of resources. This June decision limits this annual disallowance to $36 million. Activities excluded from the disallowance cap include gas procurement activities in support of new Utility contracts, retained generation resources, QF contracts, and certain retained generation expenses. If the CPUC changes the maximum annual procurement disallowance in the future, the Utility could face additional exposure to electric commodity price risk.

The residual net open position is expected to increase over time due to periodic expirations of existing and DWR allocated procurement contracts. The Utility currently expects that electricity will continue to be available for purchase in quantities sufficient to satisfy the residual net open position. However, if the western region of the United States develops a greater need for new generation for reliability purposes, the Utility cannot assure that the electricity will continue to be available for purchase in quantities sufficient to satisfy the residual net open position. Even with purchases of electricity in quantities sufficient to satisfy the residual net open position, the Utility would be exposed to wholesale electricity commodity price fluctuations and uncertain commercial and credit terms.

Conversely, the amount of energy provided by the DWR contracts likely will result in excess electricity during various periods, which the Utility will be required to attempt to sell on the open market. If the Utility is unable to sell this excess electricity on the open market under terms and conditions that would recover its costs, its financial condition or results of operations may be adversely affected.

Nuclear Fuel - The Utility has purchase agreements for nuclear fuel components and services for use in operating the DCPP. The Utility relies on large, well-established international producers for its long-term agreements in order to diversify its commitments and ensure security of supply. Pricing terms are also diversified, ranging from fixed prices to base prices that are adjusted using published information.

In January 2002, the U.S. International Trade Commission (ITC) imposed tariffs of up to 50 percent on imports from certain countries providing nuclear fuel. As of June 2003, the tariffs are still being imposed; however, the Court of International Trade in New York City is reviewing the ITC decision. The Utility's nuclear fuel costs have not increased based on the imposed tariffs because the terms of the existing long-term contracts did not include such costs. However, once these contracts expire in 2004, the costs under new nuclear fuel contracts may be higher than those under previous contracts if these tariffs remain in place. As noted above, the CPUC is obligated to change retail electricity rates at any time that the Utility's forecasts indicate it will face an under-collection of electricity procurement costs, including the cost of nuclear fuel, in excess of 5 percent of its prior year's generation revenues, excluding amounts collected for the DWR. Additionally, changes in the cost of nuclear fuel purchases also may impact the amount of previously written-off purchased power and transition costs that the Utility is able to recover.

Utility Natural Gas Commodity Price Risk

Through 2003, the Core Procurement Incentive Mechanism (CPIM) determines how much of the cost of procuring natural gas for its customers may be included in the Utility's natural gas procurement rates. Under the CPIM, the Utility's procurement costs are compared to an aggregate market-based benchmark based on a weighted average of published monthly and daily natural gas price indices at the points where the Utility typically purchases natural gas. Costs that fall within a range, or tolerance band, of 99 percent to 102 percent around the benchmark are considered reasonable and may be fully recovered in customer rates. Ratepayers and shareholders share the costs and savings outside the tolerance band.

In addition, the Utility has contracts for transportation capacity on various natural gas pipelines. A recent CPUC decision found that the Utility's acquisition of additional interstate transportation capacity was reasonable and that all interstate transportation capacity already held by the Utility also was reasonable. Pending the results of a rehearing granted by the CPUC in April 2003, a future decision would allocate the cost of the transportation capacity between customer groups, determine the date on which all transportation capacity costs held by the Utility prior to July 2002 would be recoverable, and modify the CPIM to reflect costs allocated to core customers. In a settlement with the ORA, the Utility and the ORA have proposed to the CPUC that costs be allocated to core ratepayers and that various changes be made to the CPIM. Changes to CPIM include changing the sharing percentages for costs that fall below the CPIM tolerance band to 75 percent to ratepayers and 25 percent to shareholders. Ratepayers and shareholders would continue to share equally costs that are above the CPIM tolerance band.

Under the Gas Accord, shareholders are at risk for revenues from the sale of capacity on the Utility's gas transmissions and storage facilities. Capacity is sold at competitive market-based rates, within a cost-of-service tariff framework. Based on the underlying tariffs, revenues generally are lower when throughput volumes are lower than expected or when the price spread narrows between the gas transportation system's two principal receipt points. In August 2002, the CPUC approved a settlement agreement between the Utility and other parties that provided for a one-year extension of the Utility's existing gas transmission and storage rates and terms and conditions of service through the end of 2003. (The Gas Accord originally was scheduled to expire on December 31, 2002.) For further discussion, see "Gas Accord II" in the "Regulatory Matters" section of this MD&A.

PG&E NEG Price Risk

PG&E NEG is exposed to price risk from its portfolio of proprietary trading contracts and its portfolio of electric generation assets and supply contracts that serve wholesale and industrial customers, and various merchant plants currently in development and construction.

As described above, PG&E NEG has significantly reduced its energy trading operations and has transitioned its operations to retain only the limited capabilities necessary to ensure fuel procurement and power logistics for PG&E NEG's retained independent power plant operations and to serve USGenNE's needs. As of June 30, 2003, PG&E NEG had reduced the aggregate value of its trading portfolio by more than 70 percent of the aggregate value at December 31, 2002.

Value-at-Risk

PG&E Corporation and the Utility measure price risk exposure using value-at-risk and other methodologies that simulate future price movements in the energy markets to estimate the probability of future potential losses. Price risk is quantified using what is referred to as the variance-covariance technique of measuring value-at-risk, which provides a consistent measure of risk across diverse energy markets and products. This methodology requires the selection of a number of important assumptions, including a confidence level for losses, price volatility, market liquidity, and a specified holding period. This technique uses historical price movement data and specific, defined mathematical parameters to estimate the characteristics of and the relationships between components of assets and liabilities held for PRM activities. PG&E Corporation and the Utility therefore use the historical data for calculating the expected price volatility of their portfolio's contractual positions to project the likelihood that the prices of those positions will move together.

PG&E Corporation's and the Utility's value-at-risk calculation is a dollar amount reflecting the maximum potential one-day loss in the fair value of their portfolios due to adverse market movements over a defined time horizon within a specified confidence level. This calculation is based on a 95 percent confidence level, which means that there is a 5 percent probability that PG&E Corporation's portfolios will incur a loss in value in one day at least as large as the reported value-at-risk. For example, if the value-at-risk is calculated at $5 million, there is a 95 percent probability that if prices moved against current positions, the reduction in the value of the portfolio resulting from such one-day price movements would not exceed $5 million. There also would be a 5 percent probability that a one-day price movement would be greater than $5 million.

The value-at-risk exposure for the Utility's non-trading activities includes substantially all derivatives in the gas portfolio, with the exception of storage positions and financial options, over the entire length of the terms of the transactions. Since January 1, 2003, when the Utility resumed procurement of electricity, the Utility has been measuring certain of the risks embedded in the electric portfolio, and ensuring that it is within the risk limits adopted in the CPUC's December 2002 interim opinion on the Utility's electricity procurement plan. The Utility is in the process of developing a value-at-risk model and other methodologies appropriate for risk measurement of its electric portfolio. PG&E NEG's value-at-risk model includes all commodity derivatives and other financial instruments over the entire length of the terms of the transactions in the trading and non-trading portfolios.

The following table illustrates the potential one-day unfavorable impact for price risk as measured by the value-at-risk model, based on a one-day holding period. A comparison of daily values-at-risk as of June 30, 2003, and as of December 31, 2002, is included in order to provide context around the one-day amounts.

	June 30,	December 31,
(in millions)	2003	2002

Utility
Non-trading activities (1)	$5	$4
PG&E NEG
Trading activities	8	8
Non-trading activities:
Non-trading contracts that receive mark-to-market accounting treatment (2)	3	3
Non-trading contracts accounted for as hedges (3)	8	9

(1) Includes the Utility's gas portfolio only.
(2)

Includes derivative power and fuel contracts that do not qualify as normal purchases and sales exceptions and do not qualify to be accounted for as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133.

(3)

Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item. Any gain or loss on these derivative commodity instruments would be substantially offset by a corresponding gain or loss on the hedged commodity positions, which are not included.

Value-at-risk has several limitations as a measure of portfolio risk, including, but not limited to, underestimation of the risk of a portfolio with significant options exposure, inadequate indication of the exposure of a portfolio to extreme price movements, and the inability to address the risk resulting from intra-day trading activities. Value-at-risk also does not reflect the significant regulatory and legislative risks currently facing the Utility or the risks relating to the Utility's Chapter 11 proceedings.

The Utility's value-at-risk for non-trading activities has increased as of June 30, 2003, as compared to levels as of December 31, 2002, due to increases in gas prices and volatility. PG&E NEG's value-at-risk for non-trading activities has decreased as of June 30, 2003, as compared to levels as of December 31, 2002, due to contract terminations. As PG&E NEG continues to wind down its asset and proprietary trading positions, an increase in the spark spread or increases in commodity prices or volatility could cause value-at-risk levels in the asset portfolio to increase. See the discussion above in the "Liquidity and Financial Resources - PG&E NEG" section of this MD&A for further information regarding PG&E NEG's current financial situation and the July 8, 2003, PG&E NEG Chapter 11 filing.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. Specific interest rate risks for PG&E Corporation and the Utility include the risk of increasing interest rates on working capital facilities, variable rate tax-exempt pollution control bonds, and other variable rate debt.

PG&E Corporation and the Utility may use the following interest rate hedging instruments to manage their interest rate exposures: swaps, caps, floors, swaptions, or forward contracts. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. At June 30, 2003, if interest rates changed by 1 percent for all current variable rate debt held by PG&E Corporation and the Utility, the change would affect net income by approximately $17 million over the next year for PG&E Corporation and by an immaterial amount for the Utility, based on net variable rate debt, hedging derivatives, and other interest rate-sensitive instruments outstanding.

As discussed above under "Terms of the Settlement Plan," the Utility plans to issue debt to facilitate payment of allowed claims in the Utility's Chapter 11 case. The Utility anticipates that all costs associated with the debt will be fully recoverable. On or before the effective date of the Settlement Plan, the Utility is expected to enter into interest rate hedges to reduce the impact to ratepayers resulting from possible increases in interest rates on the notes to be issued. The Utility filed a petition with the CPUC during the third quarter 2003, requesting authorization to enter into up to $7.4 billion of interest rate hedges that would apply to the debt issued under any plan of reorganization and to recover in the Utility's retail gas and electric rates all costs associated with the hedges without being subject to further review requirements. Such hedges will expose the Utility to decreases in interest rates. The Utility plans to petition the Bankruptcy Court for the authority to engage in these interest rate hedges in August 2003.

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

For the Utility, changes in gas purchase costs due to fluctuations in the value of the Canadian dollar would be passed through to customers in rates, as long as the overall costs of purchasing gas are within a 99 percent to 102 percent tolerance band around the benchmark price under the CPIM mechanism, as discussed above. The Utility's customers and shareholders would share in the costs or savings outside of the tolerance band.

PG&E Corporation and the Utility use sensitivity analysis to measure their exchange rate exposure to the Canadian dollar. Based on a sensitivity analysis at June 30, 2003, a 10 percent devaluation of the Canadian dollar would be immaterial to PG&E Corporation's and the Utility's Consolidated Financial Statements.

Credit Risk

Credit risk is the risk of loss that PG&E Corporation and the Utility would incur if counterparties failed to perform their contractual obligations. These obligations are reflected as Accounts Receivable - Customers, net; notes receivable included in Other Noncurrent Assets - Other; PRM assets; and Assets Held For Sale on the Consolidated Balance Sheets of PG&E Corporation and the Utility, as applicable. PG&E Corporation and the Utility conduct business primarily with customers or vendors, referred to as counterparties, in the energy industry. These counterparties include other IOUs, municipal utilities, energy trading companies, financial institutions, and oil and gas production companies located in the United States and Canada. This concentration of counterparties may impact PG&E Corporation's and the Utility's overall exposure to credit risk because their counterparties may be similarly affected by economic or regulatory changes, or other changes in conditions.

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

During the period ended June 30, 2003, PG&E Corporation's credit risk decreased, as compared to December 31, 2002, primarily due to contract terminations with PG&E NEG counterparties. During the period ended June 30, 2003, the Utility's credit risk decreased, as compared to December 31, 2002, primarily due to the receipt of payment from a previously terminated contract with a counterparty.

During the three- and six-month periods ended June 30, 2003, PG&E Corporation and the Utility recognized no losses due to the contract defaults or bankruptcies of counterparties.

At June 30, 2003, PG&E Corporation had no single counterparty that represented greater than 10 percent of PG&E Corporation's net credit exposure. At June 30, 2003, the Utility had one investment grade counterparty that represented 17 percent of the Utility's net credit exposure and one below-investment grade counterparty that represented 11 percent of the Utility's net credit exposure.

The schedule below summarizes PG&E Corporation's and the Utility's credit risk exposure to counterparties that are in a net asset position, with the exception of exchange-traded futures (the exchange provides for contract settlement on a daily basis), as well as PG&E Corporation's and the Utility's credit risk exposure to counterparties with a greater than 10 percent net credit exposure, at June 30, 2003, and December 31, 2002:
(in millions)	Gross Credit Exposure Before Credit Collateral (1)	Credit Collateral	Net Credit Exposure (2)	Number of Counterparties >10 percent	Net Exposure of Counterparties >10 percent

At June 30, 2003
PG&E Corporation	$710	$97	$613	-	$-
Utility (3)	220	55	165	2	46

At December 31, 2002
PG&E Corporation	$1,165	$195	$970	-	$-
Utility (3)	288	113	175	2	55

(1)

Gross credit exposure equals mark-to-market value, notes receivable, and net  (payables) receivables where netting is allowed. Gross and net credit exposure amounts reported above do not include adjustments for time value, liquidity, model, or credit reserves.

(2)

Net credit exposure is the gross credit exposure minus credit collateral (cash deposits and letters of credit). For purposes of this table, parental guarantees are not included as part of the calculation.

(3)

The Utility's gross credit exposure includes wholesale activity only. Retail activity and payables incurred prior to the Utility's Chapter 11 filing are not included. Retail activity at the Utility consists of the accounts receivable from the sale of gas and electricity to millions of residential and small commercial customers.

The schedule below summarizes the credit quality of PG&E Corporation's and the Utility's net credit risk exposure to counterparties at June 30, 2003, and December 31, 2002.
Credit Quality (1)	Net Credit Exposure(2)	Percentage of Net Credit Exposure

(in millions)

At June 30, 2003
PG&E Corporation
Investment grade(3) (4)	$363	59%
Noninvestment grade	120	20%
Not rated(4)	130	21%

Total	$613	100%

Utility
Investment grade(3) (4)	$101	61%
Noninvestment grade	64	39%
Not rated(4)	-	-

Total	$165	100%

At December 31, 2002
PG&E Corporation
Investment grade(3) (4)	$700	72%
Noninvestment grade	205	21%
Not rated(4)	65	7%

Total	$970	100%

Utility
Investment grade(3) (4)	$111	63%
Noninvestment grade	64	37%
Not rated(4)	-	-

Total	$175	100%

(1)

Credit ratings are determined by using publicly available credit ratings of the counterparty. If the counterparty provides a guarantee by a higher rated entity (e.g., its parent), the rating determination is based on the rating of its guarantor.

(2)

Net credit exposure is the gross credit exposure minus credit collateral (cash deposits and letters of credit). For purposes of this table, parental guarantees are not included as part of the calculation.

(3)	Investment grade is determined using publicly available information, i.e., rated at least Baa3 by Moody's and BBB- by S&P.
(4)

Most counterparties with no ratings are governmental authorities that are not rated through publicly available information, but which PG&E Corporation has assessed as equivalent to investment grade based upon an internal assessment of credit quality. These are designated as "investment grade" in the above. Other counterparties with no rating obtainable through publicly available information, are designated as "not rated" above, but are subject to an internal assessment of their credit quality and an internal credit rating designation.

PG&E Corporation has regional concentrations of credit exposure to counterparties that conduct business primarily throughout North America. The Utility has a regional concentration of credit risk associated with its receivables from residential and small commercial customers in Northern California. However, the risk of material loss due to nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience. At June 30, 2003, the Utility had a net regional concentration of credit exposure totaling $165 million to counterparties that conduct business primarily throughout North America.

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates and assumptions are considered to be Critical Accounting Policies, due to their complexity, subjectivity, and uncertainty, along with their relevance to the financial performance of PG&E Corporation. Actual results may differ substantially from these estimates. These policies and their key characteristics are outlined below.

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

Effective for the third quarter ended September 30, 2002, PG&E Corporation adopted the net method of recognizing realized gains and losses on energy trading contracts. Under the net method, revenues and expenses are netted and trading gains (or losses) are reflected in revenues on the Consolidated Statement of Operations, as opposed to reporting revenues and expenses under the previously used gross method.

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

Since the CPUC authorized the collection of incremental surcharge revenues in January, March, and May 2001, the Utility used generation-related revenues in excess of generation-related costs to recover approximately $2.0 billion, after-tax, in previously written-off under-collected purchased power and generation-related costs. The Utility has not provided reserves for potential refunds of these surcharges, nor would the surcharges be subject to refund under the proposed settlement agreement in the Utility's Chapter 11 proceeding. If the proposed settlement agreement is not approved, it is possible that subsequent decisions by the CPUC may affect the amount and timing of these surcharge revenues recovered by the Utility and that subsequent CPUC decisions may order the Utility to refund all or a portion of the surcharge revenues collected. See Note 2 of the Notes to the Consolidated Financial Statements and the risk factors discussion within the "Overview" section of this MD&A for further discussion.

DWR Revenues

The Utility acts as a pass-through entity for electricity purchased by the DWR on behalf of the DWR's customers in the Utility's service area. Although charges for electricity provided by the DWR are included in the amounts the Utility bills its customers, the Utility deducts from electric revenues amounts passed through to the DWR. The pass-through amounts are based on the quantities of electricity provided by the DWR that are consumed by electric customers at the related CPUC-approved rate. These pass-through amounts are excluded from the Utility's electric revenues in its Consolidated Statements of Income.

Factors that could affect the amount of pass-through revenues recorded by the Utility include whether the CPUC grants the DWR's requests for changes to the remittance formula contained in the servicing order and whether such changes would be retroactive to January 2001.

Depending on whether these changes or revisions or any other revisions are ultimately approved or disapproved by the CPUC, the outcome could have a material adverse effect on the Utility's results of operations or financial condition. See further discussion in the "DWR Revenue Requirement and Operating Agreement" in the "Regulatory Matters" section of this MD&A.

Regulatory Assets and Liabilities

PG&E Corporation and the Utility apply SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to their regulated operations. Under SFAS No. 71, regulatory assets represent capitalized costs that otherwise would be charged to expense. These costs are later recovered through regulated rates. Regulatory liabilities are rate actions of a regulator that later will be credited to customers through the ratemaking process. Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates. If it is determined that these items are no longer likely to be recovered under SFAS No. 71, they will be written off at that time. At June 30, 2003, PG&E Corporation reported regulatory assets of $2.1 billion, including current regulatory balancing accounts receivable, and regulatory liabilities of $1.2 billion, including current regulatory balancing accounts payable.

Environmental Remediation Liabilities

The Utility records an environmental remediation liability when site assessments indicate that remediation is probable and the cost can be reasonably estimated. This liability is based on site investigations, remediation, operations, maintenance, monitoring, and closure. This liability is reviewed on a quarterly basis and is recorded at the lower range of estimated costs, unless there is a better estimate available. At June 30, 2003, the Utility's undiscounted environmental remediation liability was $302 million. The Utility's future cost could increase to as much as $418 million if (1) the other potentially responsible parties are not financially able to contribute to these costs, (2) the extent of contamination or necessary remediation is greater than anticipated, or (3) the Utility is found to be responsible for clean-up costs at additional sites.

The process of estimating remediation liabilities is difficult and changes in the estimate could occur, given the uncertainty concerning the Utility's ultimate liability, the complexity of environmental laws and regulations, the selection of compliance alternatives, and the financial resources of other responsible parties. PG&E NEG estimates that it may be required to spend up to approximately $678 million before insurance proceeds for environmental compliance at certain of its operating facilities through 2008. To date, PG&E NEG has spent approximately $13 million on environmental compliance. See Note 6 of the Notes to the Consolidated Financial Statements.

The Utility's Chapter 11 Filing

Due to the Utility's Chapter 11 filing in 2001, the financial statements for both PG&E Corporation and the Utility are prepared in accordance with SOP 90-7, which is used by reorganizing entities operating under the Bankruptcy Code. Under SOP 90-7, certain claims against the Utility prior to its Chapter 11 filing are classified as Liabilities Subject to Compromise. The Utility reported a total of $9.5 billion of Liabilities Subject to Compromise at June 30, 2003. While the Utility operates under the protection of the Bankruptcy Court, the realization of assets and the liquidation of liabilities is subject to uncertainty, as additional claims to Liabilities Subject to Compromise can change due to such actions as the resolution of disputed claims or certain Bankruptcy Court actions. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of the status of the Utility's Chapter 11 proceeding.

See Note 1 of the Notes to the Consolidated Financial Statements for further discussion of accounting policies and new accounting developments.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

Changes to Accounting for Certain Derivative Contracts

In June 2003, the FASB issued a new Derivatives Implementation Group (DIG) interpretation of SFAS No. 133, Issue No. C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature" (DIG C20). DIG C20 specifies additional circumstances under which price adjustment features, such as those based on broad market indices, in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. Certain derivative contracts are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and are not reflected on the balance sheet at fair value. One of the attributes necessary to qualify for the normal purchases and sales exception is that the pricing must be deemed to be clearly and closely related to the asset to be delivered under the contract. Under DIG C20, as long as the price adjustment feature in a contract is expected to be highly correlated to the asset to be delivered under that contract, the use of a broad market index (such as the consumer price index) as a price adjustment feature is considered clearly and closely related. Previously, under DIG C11, "Interpretations of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exceptions," the use of a price adjustment based on a broad market index was not considered to be clearly and closely related to the asset to be delivered, and the contract was not eligible for the normal purchases and sales exception. The guidance in DIG C11 is superseded by DIG C20.

The assessment of whether the contract qualifies for the normal purchase and sales exception, including whether the price adjustment is clearly and closely related to the asset being transacted, must be performed at the inception of the contract.

The implementation guidance in DIG C20 is effective for all existing and all future derivative contracts in the quarter beginning after July 10, 2003 (fourth quarter of 2003). Early application in the third quarter of 2003 is permitted. Application of the DIG C20 guidance to existing contracts that were not previously eligible for the normal purchases and sales exception under DIG C11 will be applied prospectively. The contract's fair value as of the date of adoption of DIG C20 should become the carrying value at that date. PG&E Corporation and the Utility currently are evaluating the impacts, if any, of DIG C20 on their Consolidated Financial Statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). The Statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. The following freestanding financial instruments must be classified as liabilities: mandatorily redeemable financial instruments, obligations to repurchase an issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares.

The requirements of SFAS No. 150 are applicable to PG&E Corporation in the third quarter of 2003. The Statement will be implemented by reclassifying and remeasuring the Utility's $137 million of preferred stock with mandatory redemption provisions as a liability, at the present value of the redemption amount using the rate implicit in the contract at inception, without reclassifying prior dividends or accruals. The remeasurement and reclassification will not have an impact on earnings of PG&E Corporation or the Utility. The preferred stock with mandatory redemption provisions are to be measured subsequently at the amount of cash that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. All amounts paid or to be paid to the holders of the financial instruments in excess of the initial measured amount are reflected in interest cost.

Determining Whether an Arrangement Contains a Lease

In May 2003, the EITF reached consensus on EITF 01-8, "Determining whether an Arrangement Contains a Lease" (EITF 01-8). EITF 01-8 establishes criteria to be applied to any new or modified agreement in order to ascertain if such agreement is in effect a lease, and subject to lease accounting treatment and disclosure requirements principally found in SFAS No. 13, "Accounting for Leases" (SFAS No. 13). EITF 01-8 is effective for all new or modified arrangements entered into as of July 1, 2003. PG&E Corporation and the Utility currently are assessing the impact of EITF 01-8.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for periods that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. PG&E Corporation and the Utility are currently evaluating the impacts, if any, of SFAS No. 149 on its Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A "variable interest entity" is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

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

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by PG&E Corporation between February 1, 2003, and June 30, 2003. The consolidation requirements are applicable to PG&E Corporation in the third quarter of 2003. PG&E Corporation and the Utility are evaluating the impacts of FIN 46's initial recognition, measurement, and disclosure provisions on the Consolidated Financial Statements, and currently are unable to estimate variable interest entities that will be consolidated or disclosed when FIN 46 becomes effective.

TAXATION MATTERS

The Internal Revenue Service (IRS) has completed its audit of PG&E Corporation's 1997 and 1998 consolidated U.S. federal income tax returns and has assessed additional federal income taxes of $72 million (including interest). PG&E Corporation has filed protests contesting certain adjustments made by the IRS in that audit and currently is discussing these adjustments with the IRS' Appeals Office. The IRS also is auditing PG&E Corporation's 1999 and 2000 consolidated U.S. federal income tax returns, but has not issued its final report. However, the IRS has proposed adjustments totaling $68 million (including interest).

As a result of PG&E NEG Chapter 11 filing on July 8, 2003, the IRS recently began its audit of PG&E Corporation's 2001 and 2002 consolidated U.S. federal income tax returns. Under applicable bankruptcy law, the IRS has 180 days from the date of the filing of the petition to submit its proof of claim to the Bankruptcy Court. The resolution of these matters with the IRS is not expected to have a material adverse effect on PG&E Corporation's earnings. All of PG&E Corporation's federal income tax returns prior to 1997 have been closed. In addition, California and certain other state tax authorities currently are auditing various state tax returns. On June 27, 2003, the IRS announced it will review scientific tests related to production of synthetic fuels (Section 29); PG&E NEG operated two facilities in 2001 and most of 2002. The aggregate amount claimed for these Section 29 credits was approximately $104 million. The results of these audits are not expected to have a material adverse effect on PG&E Corporation's earnings.

In 2003, PG&E Corporation increased its valuation allowance due to the continued uncertainty in realizing certain state deferred tax assets arising at PG&E NEG. Valuation allowances of $7 million for the three-month and $17 million for the six-month periods ended June 30, 2003, were recorded in continuing operations. Additional valuation allowances of $7 million were recorded in discontinued operations, and $5 million in accumulated other comprehensive loss for the six-month period ended June 30, 2003.

In addition to the above reserves, PG&E NEG recorded valuation allowances due to the uncertainty of realizing federal deferred tax assets. These valuation allowances were determined on a stand-alone basis. Valuation allowances of $56 million for the three-month and $122 million for the six-month periods ended June 30, 2003, were recorded in continuing operations, additional valuation allowances (benefits) of $(2) million and $35 million were recorded in discontinued operations, zero and $3 million were recorded in cumulative effect of changes in accounting principles, and $(4) million and $44 million were recorded accumulated other comprehensive loss. These PG&E NEG valuation allowances are eliminated in consolidation.

ADDITIONAL SECURITY MEASURES

Various federal regulatory agencies have issued guidance and the Nuclear Regulatory Commission (NRC) recently has issued orders regarding additional security measures to be taken at various facilities owned by PG&E Corporation and the Utility. Facilities of PG&E Corporation and the Utility affected by the guidance and the orders include generation facilities, transmission substations, and gas transmission facilities. The current and pending guidance and the current orders may require additional capital investment and an increased level of operating costs. However, neither PG&E Corporation nor the Utility believes these costs will have a material impact on their consolidated financial position or results of operations.

OTHER LONG-TERM CAPITAL EXPENDITURES

During a routine inspection conducted as part of Diablo Canyon's last refueling of Unit 2, the Utility has found indications of steam generator tube cracking in locations not previously detected. Though the Utility has restarted the unit with the NRC's approval and the Utility believes it has technical justification to operate without further steam generator inspection until Unit 2's next scheduled refueling in the fall of 2004, it is possible that the Utility might be required by the NRC to take a mid-cycle steam generator inspection outage toward the end of 2003 or beginning of 2004. In addition, added inspections of steam generators that the Utility now will need to perform at each refueling until the steam generators are replaced will lengthen future refueling outages. The Utility also now is planning to accelerate the replacement of steam generators, which is estimated to cost approximately $400 million for the two units combined, to 2008 and 2009 rather than 2009 as originally contemplated.

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

EMPLOYEE BENEFIT PLANS

On May 28, 2003, two of the Utility's unions ratified new contracts, which provide for, among other items, an increase in benefits provided under the Utility's defined benefit pension plan (Retirement Plan). As a result of the ratifications, the Utility remeasured the assets and liabilities of the Retirement Plan at May 28, 2003. In connection with the remeasurement, which reflected a reduction in the current discount rate from the Retirement Plan's previous actuarial valuation, the Utility recorded a minimum pension obligation of $478 million, the amount by which the accumulated benefit obligation exceeded the fair market value of plan assets, and reduced its pension asset from $887 million to $353 million. The Utility has previously recognized a regulatory liability for timing differences between recognition of pension costs in accordance with GAAP and ratemaking purposes. As a result of the remeasurement, the Utility has reduced this regulatory liability by $911 million. The remaining amount of $60 million, net of income tax benefit of $41 million, has been recorded as a component of shareholders' equity in OCI in the Consolidated Balance Sheets. The charge to OCI does not affect earnings or cash flow, and could be reversed in future periods if the fair value of plan assets exceeds the accumulated benefit obligation. The Utility's defined benefit pension plan currently exceeds the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

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

OTHER MATTERS

The Boards of Directors of PG&E Corporation and the Utility each has determined that both C. Lee Cox and Barry Lawson Williams, members of each Audit Committee, are "audit committee financial experts" as defined by the SEC regulations, implementing Section 407 of the Sarbanes-Oxley Act of 2002. Each Board of Directors has determined that Mssrs. Cox and Williams are "independent" as defined by current listing standards of the New York Stock Exchange and the American Stock Exchange, as applicable.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation's and Pacific Gas and Electric Company's (the Utility) primary market risk results from changes in energy prices and interest rates. PG&E Corporation engages in price risk management (PRM) activities for both trading and non-trading purposes. The Utility engages in PRM activities for non-trading purposes only. Both PG&E Corporation and the Utility may engage in these PRM activities using forwards, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices, interest rates, and foreign currencies. (See the "Risk Management Activities" section included in Item 1: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation's and the Utility's disclosure controls and procedures as of June 30, 2003, PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports the companies file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation's or the Utility's controls over financial reporting.

During the fiscal quarter, PG&E National Energy Group, Inc. (PG&E NEG) management discovered misclassifications of certain offsetting revenues and expenses between discontinued operations and continuing operations of a subsidiary of PG&E NEG, which netted to zero. As a result of PG&E NEG's Chapter 11 filing on July 8, 2003, and the resignation of PG&E Corporation's representatives who previously served on PG&E NEG's Board of Directors and their replacement with Board members elected by PG&E NEG, who are not affiliated with PG&E Corporation, PG&E Corporation no longer retains significant influence over the ongoing operations of PG&E NEG. However, PG&E Corporation has been informed that subsequent to the end of the second quarter, PG&E NEG has initiated appropriate actions and controls designed to prevent recurrence of the types of errors that led to the misclassifications.

In addition, PG&E NEG has been reviewing its second quarter presentation methods for netting certain trading and hedging revenues and expenses. PG&E NEG has adopted a net presentation approach for such transactions and has reflected this change in its second quarter results. For prior periods, PG&E NEG continues to review this matter, which generally arises as the result of changes made in 2002 to the presentation of trading and hedging revenues and expenses to reflect the netting of certain trading activities and the reclassification of discontinued operations.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For additional information regarding certain of the legal proceedings presented below, see Note 6 of the Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company Chapter 11 Filing

As previously disclosed in PG&E Corporation's and Pacific Gas and Electric Company's (Utility) combined 2002 Annual Report on Form 10-K, as amended, and combined quarterly report for the quarter ended March 31, 2003, as amended, in September 2001, PG&E Corporation and the Utility submitted a proposed plan of reorganization in the Utility's Chapter 11 proceeding pending in the U.S. Bankruptcy Court for the Northern District of California (that proposed to restructure the Utility's current business and to refinance the restructured businesses (the original plan of reorganization). After the Utility filed its original plan of reorganization, the CPUC, later joined by the Official Committee of Unsecured Creditors (OCC), submitted a competing proposed plan of reorganization with the Bankruptcy Court that does not provide for disaggregation of the Utility's businesses.

As previously reported in the Form 10-Q for the quarter ended March 31, 2003, the City of Palo Alto (Palo Alto), and the Northern California Power Agency (NCPA), among other parties, had filed an objection to the both proposed plans of reorganization. Palo Alto and NCPA asserted, among other allegations, that by virtue of the Utility's termination of a wholesale electric transmission contract between NCPA and the Utility, NCPA members, including Palo Alto, would now be subject to substantial charges from the California Independent System Operator Corporation (ISO). They claimed that damages associated with these increased ISO congestion charges, could exceed $1 billion. In early 2003, the Bankruptcy Court held a claims estimation hearing. On May 15, 2003, the Bankruptcy Court found that the objectors had failed to establish the likelihood of liability and that their damage estimates were too speculative, and assigned the claim no value for the purposes of evaluating the feasibility of both the Utility's and the CPUC's proposed plans of reorganization.

In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Utility, the CPUC and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization. On June 20, 2003, the Bankruptcy Court issued an order continuing the stay of proceedings until further order by the Bankruptcy Court.

On June 19, 2003, PG&E Corporation, the Utility and the staff of the CPUC entered into a proposed settlement agreement that contemplates a new plan of reorganization (Settlement Plan) to supersede the competing plans of reorganization. Under the proposed settlement agreement, PG&E Corporation and the Utility would agree that they would no longer propose to disaggregate the historic businesses of the Utility as had been proposed in the original plan of reorganization. Instead the Utility would remain a vertically integrated utility subject to the CPUC's jurisdiction. The treatment of creditors under the proposed Settlement Plan would be consistent with that provided in the Utility's original plan of reorganization, except that those creditors that were to receive long-term notes to be issued by the limited liability companies contemplated under the original plan of reorganization or a combination of cash and long-term notes would be paid entirely in cash.

The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Utility, as well as the CPUC. In addition, the proposed settlement agreement must be executed by all parties on or before December 31, 2003. The CPUC will conduct public hearings before deciding whether or not to approve the proposed settlement agreement. On July 25, 2003, the Utility filed its testimony in support of the proposed settlement agreement. Testimony from the staff of the CPUC and the OCC was also filed on July 25, 2003. The CPUC is currently expected to vote on the proposed settlement agreement on December 18, 2003.

In addition, the Bankruptcy Court must confirm the Settlement Plan. While the CPUC is not a proponent, it would agree under the proposed settlement agreement to support the Settlement Plan. On July 31, 2003, the Bankruptcy Court approved the disclosure statement that will be used to solicit approval of the Settlement Plan from creditors entitled to vote on the Settlement Plan. On August 1, 2003, the Bankruptcy Court approved the Utility's and the OCC's proposed solicitation procedures and ordered that the solicitation period start on August 15 and end on September 29, 2003. The Bankruptcy Court has ordered that the confirmation hearing begin on November 3, 2003, and that all objections to the Settlement Plan be filed by September 2, 2003.

Under the proposed settlement agreement, the CPUC would agree to waive all existing and future rights of sovereign immunity, and all other similar immunities, as a defense in connection with any action or proceeding concerning the enforcement of the proposed settlement agreement, the Settlement Plan or the confirmation order or other determination of the parties' rights under the proposed settlement agreement, the Settlement Plan or the confirmation order. The CPUC also would consent to the jurisdiction of any court or other tribunal or forum for such actions or proceedings including, but not limited to, the Bankruptcy Court.

The proposed settlement agreement generally would terminate nine years after the effective date of the Settlement Plan, except that all vested rights of the parties under the proposed settlement agreement would survive termination for the purpose of enforcement. The parties would agree that the Bankruptcy Court will have jurisdiction over the parties for all purposes relating to enforcement of the proposed settlement agreement, the Settlement Plan and the confirmation order. The parties also would agree that the proposed settlement agreement, the Settlement Plan or any order entered by the Bankruptcy Court contemplated or required to implement the proposed settlement agreement or the Settlement Plan would be irrevocable and binding on the parties and enforceable under federal law, despite contrary state law or future decisions or orders of the CPUC.

The Utility and PG&E Corporation would agree that upon execution of the settlement agreement, they will request a stay of all proceedings before the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC), the Securities and Exchange Commission (SEC), and other regulatory agencies relating to approvals sought to implement the original plan of reorganization. On the effective date of the Settlement Plan or as soon thereafter as practicable, the Utility and PG&E Corporation would withdraw or abandon all applications for such regulatory approvals.

With respect to the application filed with the NRC for permission to transfer the NRC operating licenses held by the Utility for its Diablo Canyon nuclear power plant to one of the Utility's restructured businesses, as contemplated by the original plan of reorganization, the NRC issued its final order approving the transfers on May 27, 2003. The NRC's approval is effective but requires that the Utility satisfy several conditions prior to implementation of the transfers. These conditions include receipt of all other judicial and regulatory approvals necessary to support the transfers of the facilities and the transfer of the beneficial interest in the nuclear decommissioning funds for the plant. San Luis Obispo County has requested from the NRC a stay in the effectiveness of the approval, and that request remains pending before the NRC.

On July 1, 2003, NCPA filed in the U.S. Court of Appeals for the D.C. Circuit a petition for review of the NRC's May 27 transfer consent order, because the order reflects the NRC's earlier administrative decision of February 14, 2003, concluding that the agency would not transfer the existing antitrust license conditions to any new licensee. NCPA had previously filed a petition for judicial review of the February 14 antitrust decision of the NRC, and the matter remains pending before the Court. The Utility has intervened in both cases in support of the NRC's decision. NCPA, however, has filed a request in both cases to hold briefing and argument in abeyance pending resolution of the proposed settlement agreement, because the Settlement Plan would make the license transfers no longer necessary. On August 1, 2003, the U.S. Court of Appeals for the D.C. Circuit ordered that both cases be held in abeyance, pending further order of the Court. Similarly, on July 16, 2003, the Utility filed a request in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) to hold in abeyance argument and decision in the matter of the San Luis Obispo County and CPUC petitions for review of the NRC's June 2002 decision denying San Luis Obispo County's and the CPUC's requests for a hearing with respect to the license transfer. Neither party has opposed that request.

In connection with the original plan of reorganization, on May 14, 2003, the Ninth Circuit heard oral argument on the appeal filed by the CPUC and other parties of the August 30, 2002, order issued by the District Court for the Northern District of California finding that the Bankruptcy Code expressly preempts "non-bankruptcy laws that would otherwise apply to bar, among other things, transactions necessary to implement the reorganization plan." The District Court order had reversed an earlier ruling by the Bankruptcy Court that found that bankruptcy law did not expressly preempt certain non-bankruptcy laws in connection with the original plan of reorganization, but that it could impliedly preempt non-bankruptcy laws in certain circumstances. The Utility and PG&E Corporation filed a notice on July 8, 2003, advising the Ninth Circuit of the proposed settlement agreement between PG&E Corporation, the Utility, and the staff of the CPUC and asking the Ninth Circuit on that basis to stay the appeal. The appellants have opposed the motion to stay the pending appeal, and the Utility and PG&E Corporation have filed further papers in support of its motion. On August 6, 2003, the Ninth Circuit denied the Utility's and PG&E Corporation's request to stay the appeal.

For more information about the Utility's Chapter 11 proceeding and the proposed settlement agreement, see "Management's Discussion and Analysis" and Note 2 of the Notes to the Consolidated Financial Statements.

PG&E Corporation and the Utility are unable to predict whether the proposed settlement agreement will be approved or whether the Settlement Plan will become effective or what the outcome of the Utility's Chapter 11 proceeding will be. If the proposed settlement agreement and the related Settlement Plan do not become effective, the Utility's financial condition and results of operations could be materially adversely affected due to the outcome of certain pending regulatory proceedings as discussed above in "Management's Discussion and Analysis " and Note 6 of the Notes to the Consolidated Financial Statements.

PG&E NEG Chapter 11 Filing

On July 8, 2003, PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Maryland, Greenbelt Division.   In addition, on July 8, 2003, each of the following indirect wholly owned subsidiaries of PG&E NEG filed a voluntary petition for relief under the provisions of Chapter 11 in the Bankruptcy Court: PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Power, L.P., PG&E Energy Trading - Gas Corporation, and PG&E ET Investments Corporation (collectively, the "ET Companies"), and, separately, USGen New England, Inc. (USGenNE).  On July 29, 2003, two other subsidiaries, Quantum Ventures and PG&E Energy Services Ventures, Inc., each filed voluntary Chapter 11 petitions. The Chapter 11 case of USGenNE is being administered separately from those of PG&E NEG and other subsidiaries. Pursuant to Chapter 11, PG&E NEG and these subsidiaries retain control of their assets and are authorized to operate their businesses as debtors in possession while they are subject to the jurisdiction of the Bankruptcy Court.

PG&E NEG also filed a proposed plan of reorganization with the Bankruptcy Court. If confirmed by the Bankruptcy Court and implemented, PG&E Corporation would no longer have any equity interest in PG&E NEG.

As a result of PG&E NEG's Chapter 11 filing and the resignation of PG&E Corporation's representatives who previously served on the PG&E NEG Board of Directors and their replacement with Board members who are not affiliated with PG&E Corporation, PG&E Corporation no longer retains significant influence over the ongoing operations of PG&E NEG. For a discussion of the effect of PG&E NEG's Chapter 11 filing on PG&E Corporation's consolidated financial statements, see Note 3 of the Notes to the Consolidated Financial Statements.

PG&E Corporation does not expect that PG&E NEG's Chapter 11 filing will have a material adverse effect on its financial position or results of operations.

Pacific Gas and Electric Company v. California Public Utilities Commissioners

As previously disclosed, the Utility has filed a lawsuit in the District Court for the Northern District of California against the CPUC Commissioners, asking the court to declare that the federally tariffed wholesale power costs that the Utility had incurred to serve its customers are recoverable in retail rates under the federal filed rate doctrine (Filed Rate Case). On July 10, 2003, the Utility filed a motion to stay consideration by the Ninth Circuit of the CPUC's Eleventh Amendment and Johnson Act appeal in the Filed Rate Case. On July 11, 2003, the Ninth Circuit issued an order in the Filed Rate Case requiring the parties to submit a joint status report by August 1, 2003. The order specifies various issues that should be addressed in the joint status report, all relating to the proposed settlement agreement between PG&E Corporation, the Utility and the CPUC staff and the proposed Settlement Plan. On July 21, 2003, the CPUC filed a response to the Utility's motion in the Ninth Circuit, indicating that it does not oppose the Utility's request for stay of the appeal. On August 1, 2003, the Utility and the CPUC filed their joint status report with the Ninth Circuit as ordered. The joint status report explained the provisions of the proposed settlement agreement pertaining to dismissal of the Filed Rate Case and stated that the Utility and the CPUC did not oppose staying or vacating submission of the appeal in the Filed Rate Case. On August 11, 2003, the Ninth Circuit issued an order staying proceedings in the Filed Rate Case, and ordered the parties to file a second status report by January 15, 2004.

For more information regarding this Filed Rate Case litigation, see "Item 3-Legal Proceedings" in PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

Neither PG&E Corporation nor the Utility can predict what the outcome of the Filed Rate Case litigation will be if pursued to its conclusion. However, under the terms of the proposed settlement agreement and the Settlement Plan, the Utility would dismiss with prejudice the Filed Rate Case on or as soon as practicable after the later of the effective date of the Settlement Plan or the date that CPUC approval of the proposed settlement agreement is no longer appealable.

Federal Securities Lawsuit

On June 10, 2003, the Ninth Circuit heard oral argument on plaintiffs' appeal of the District Court's order dismissing the second amended complaint with prejudice. In July 2003, the Ninth Circuit court upheld the District Court's dismissal of the plaintiffs' second amended complaint, finding that the plaintiffs had failed to establish that PG&E Corporation's Consolidated Financial Statements for the second and third quarters of 2000 were materially misleading. The plaintiffs have until October 29, 2003, to file a petition asking the U.S. Supreme Court to hear their appeal of the Ninth Circuit's July 2003 decision.

For more information regarding this matter, see "Item 3-Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

PG&E Corporation believes the case is without merit and intends to present a vigorous defense. PG&E Corporation believes that the ultimate outcome of this litigation will not have a material adverse effect on PG&E Corporation's financial condition or results of operations.

In re: Natural Gas Royalties Qui Tam Litigation

For information regarding this matter, see ""Item 3 - Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

Moss Landing Power Plant

As previously disclosed, in December 1999, the Utility was notified by the purchaser of its former Moss Landing power plant that it had identified a cleaning procedure used at the plant that released heated water and organic debris from the intake, and that this procedure is not specified in the plant's National Pollutant Discharge Elimination System (NPDES) permit issued by the Central Coast Regional Water Quality Control Board (Central Coast Board). A settlement has been reached with the Central Coast Board, under which the Utility would pay a total of $5 million to be used for environmental projects. No civil penalties would be paid under the settlement. The Central Coast Board voted to accept the settlement in December 2002, and the Utility has obtained authorization from the Bankruptcy Court to enter into the final settlement agreement. The parties have signed the settlement agreement, which was incorporated into a consent decree entered in California Superior Court on May 9, 2003. The California Attorney General has filed a claim in the Utility's Chapter 11 case to preserve the Central Coast Board's claim. The Utility currently is seeking withdrawal of this claim.

For more information regarding this matter, see PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

The Utility believes that the ultimate outcome of this matter will not have a material adverse impact on its financial condition or results of operations.

Diablo Canyon Power Plant

The Utility's Diablo Canyon employs a "once-through" cooling water system, which is regulated under a NPDES permit issued by the Central Coast Board. This permit allows Diablo Canyon to discharge the cooling water at a temperature no more than 22 degrees above ambient receiving water and requires that the beneficial uses of the water be protected. The beneficial uses of water in this region include industrial water supply, marine and wildlife habitat, shellfish harvesting, and preservation of rare and endangered species. In January 2000, the Central Coast Board issued a proposed draft Cease and Desist Order alleging that, although the temperature limit has never been exceeded, Diablo Canyon's discharge was not protective of beneficial uses.

In October 2000, the Central Coast Board and the Utility reached a tentative settlement of this matter pursuant to which the Central Coast Board agreed to find that the Utility's discharge of cooling water from the Diablo Canyon plant protects beneficial uses and that the intake technology reflects the "best technology available" under Section 316(b) of the Federal Clean Water Act. As part of the settlement, the Utility will take measures to preserve certain acreage north of the plant and will fund approximately $6 million in environmental projects and future environmental monitoring related to coastal resources. On March 21, 2003, the Central Coast Board voted to accept the settlement. On May 5, 2003, the Bankruptcy Court authorized the Utility to sign the final settlement agreement. On June 17, 2003, the settlement was fully executed by the Utility, the Central Coast Board, and the Attorney General's Office. In order for the settlement to become effective, among other things, the Central Coast Board must renew Diablo Canyon's NPDES permit. However, at its July 10, 2003, meeting, the Central Coast Board did not renew the permit and continued the permit renewal hearing indefinitely. Several Central Coast Board members indicated that they no longer supported the settlement agreement accepted in March 2003 and the Central Coast Board requested its staff to develop additional information on possible mitigation measures.

The California Attorney General has filed a claim in the Utility's Chapter 11 proceeding on behalf of the Central Coast Board seeking unspecified penalties and other relief in connection with Diablo Canyon's operation of its cooling water system. The Utility is seeking withdrawal of this claim.

Also, as previously disclosed in PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended, the California Department of Toxic Substances Control (DTSC), alleged that Diablo Canyon failed to maintain an adequate financial assurance mechanism to cover closure costs for its hazardous waste storage facility for several months during 2001, after the Utility's Chapter 11 filing, and sought $340,000 in civil penalties. The DTSC also alleged a variety of hazardous waste violations at Diablo Canyon and sought $24,330 in civil penalties.

In April 2003, the Utility signed a final settlement agreement with the DTSC, under which the Utility will pay approximately $165,000 in civil penalties and approximately $30,000 in costs. The Utility paid these amounts in May 2003. The California Attorney General had filed a claim in the Utility's Chapter 11 proceedings on behalf of DTSC, and the Utility currently is seeking withdrawal of those portions of the claim relating to financial assurance and hazardous waste matters.

The Utility believes that the ultimate outcome of these matters will not have a material adverse impact on its financial condition or results of operations.

Compressor Station Chromium Litigation

For information regarding this matter, see "Item 3 - Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended, and the combined quarterly report for the quarter ended March 31, 2003, as amended.

California Energy Trading Litigation

On July 17, 2003, Snohomish filed its opening brief in its appeal to the U.S. Court of Appeals for the Ninth Circuit.

On or about July 21, 2003, ET Power notified the courts in the Millar proceeding and the Snohomish proceeding of the automatic stay of litigation imposed by the bankruptcy laws.

For information regarding these matters, see PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

California Attorney General Complaint

On July 24, 2003, the District Court for the Northern District of California heard oral argument on the appeal and cross appeal of the Bankruptcy Court's remand order. For more information regarding this matter, see "Item 3 - Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended, and the combined quarterly report for the quarter ended March 31, 2003, as amended.

Complaint Filed by the City and County of San Francisco and the People of the State of California

On July 24, 2003, the District Court for the Northern District of California heard oral argument on the appeal and cross appeal of the Bankruptcy Court's remand order. For more information regarding this matter, see "Item 3 - Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended, and the combined quarterly report for the quarter ended March 31, 2003, as amended.

Cynthia Behr v. PG&E Corporation, et al.

On July 24, 2003, the District Court for the Northern District of California heard oral argument on the appeal and cross appeal of the Bankruptcy Court's remand order. For more information regarding this matter, see "Item 3 - Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended, and the combined quarterly report for the quarter ended March 31, 2003, as amended.

PG&E National Energy Group's Brayton Point Generating Station

For information regarding this matter, see PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended.

William Ahern, et al. v. Pacific Gas and Electric Company

For more information regarding this matter, see "Item 3 - Legal Proceedings" of PG&E Corporation's and the Utility's combined 2002 Annual Report on Form 10-K, as amended, and the combined quarterly report for the quarter ended March 31, 2003, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At the time of the Utility's Chapter 11 filing on April 6, 2001, the Utility had defaulted on $873 million of commercial paper outstanding and had drawn and had outstanding $938 million under its bank credit facility, which was also in default. As authorized by the Bankruptcy Court, starting in May 2002, the Utility has made past due and current interest payments on its commercial paper and bank credit facility.

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

In 2002, the Utility paid advances and interest on advances to banks providing letters of credit on pollution control bonds series 96C, 96E, 96F, and 97B. As authorized by the Bankruptcy Court, starting in June 2002, the Utility has paid past-due interest advances and is paying current interest monthly. As authorized by the Bankruptcy Court, the Utility also made semi-annual interest payments on pollution control bond series 96A backed by bond insurance. With regard to certain pollution control bond-related debt of the Utility backed by the Utility's mortgage bonds, an event of default has occurred under the relevant loan agreements with the California Pollution Control Financing Authority due to the Utility's Chapter 11 filing. However, the Utility has obtained Bankruptcy Court approval to make regular payments on its mortgage bonds and consequently the debt service payments on these bonds are passed through to the pollution control bondholders.

The Utility's filing of a petition for reorganization under Chapter 11 of the Bankruptcy Code also constitutes a default under the indenture that governs its medium-term notes ($287 million aggregate amount outstanding), five-year 7.375 percent senior notes ($680 million aggregate amount outstanding), and floating rate notes ($1.24 billion aggregate amount outstanding). As authorized by the Bankruptcy Court, starting in May 2002, the Utility has made past due and current interest payments on its medium-term notes, its 7.375 percent senior notes, and its $1.24 billion floating rate notes. The Utility did not make a principal payment of $1.24 billion on its 364-day floating rate notes at maturity.

The Utility has not made principal payments on unsecured long-term debt of $155 million.

With regard to the 7.90 percent Quarterly Income Preferred Securities (QUIPS) and the related 7.90 percent Deferrable Interest Debentures (Debentures), the Utility's filing of a petition for reorganization under Chapter 11 of the Bankruptcy Code is an event of default under the applicable indenture. Pursuant to the related trust agreement, the trustee was required to take steps to liquidate the trust and distribute the Debentures to the QUIPS holders. Pursuant to the trustee's notice dated April 24, 2002, the trust was liquidated on May 24, 2002. Upon liquidation of the trust, the former holders of QUIPS received a like amount of 7.90 percent Deferrable Interest Subordinated Debentures (QUIDS). As authorized by the Bankruptcy Court, starting in May 2002, the Utility has made past-due and current interest payments on the QUIDS.

See Note 2 of the Notes to the Consolidated Financial Statements for more information.

PG&E NEG is currently in default under various recourse debt agreements and guaranteed equity commitments totaling approximately $2.8 billion. In addition, other PG&E NEG subsidiaries are in default under various debt agreements totaling $2.5 billion, but this debt is non-recourse to PG&E NEG. For more information, please see Note 3 of the Notes to the Consolidated Financial Statements.

The Utility has authorized 75 million shares of First Preferred Stock ($25 par value) and 10 million shares of $100 First Preferred Stock ($100 par value), which may be issued as redeemable or non-redeemable preferred stock. (The Utility has not issued any $100 First Preferred Stock.) At June 30, 2003, the Utility had issued and outstanding 5,784,825 shares of non-redeemable preferred stock and 5,973,456 shares of redeemable preferred stock. The Utility's redeemable preferred stock is subject to redemption at the Utility's option, in whole or in part, if the Utility pays the specified redemption price plus accumulated and unpaid dividends through the redemption date. The Utility's redeemable preferred stock with mandatory redemption provisions consists of 3 million shares of the 6.57 percent series and 2.5 million shares of the 6.30 percent series at June 30, 2003. The 6.57 percent series and 6.30 percent series may be redeemed at the Utility's option beginning in 2002 and 2004, respectively, at par value plus accumulated and unpaid dividends through the redemption date. These series of preferred stock are subject to mandatory redemption provisions entitling them to sinking funds providing for the retirement of stock outstanding. At June 30, 2003, the redemption requirements for the Utility's redeemable preferred stock with mandatory redemption provisions are $4 million per year for 2002, 2003, and 2004 for the 6.57 percent series and $3 million per year beginning 2004 for the 6.30 percent series. The Utility is not permitted to make sinking fund payments unless all dividends on preferred stock have been paid. Therefore, the $4 million sinking fund payment that was due on July 31, 2002, to redeem 150,000 shares of the 6.57 percent series was not made. The sinking fund payments are cumulative so that if on any given year's July 31 the sinking fund payment is not made, the remaining shares of the 6.57 percent series required to be redeemed must be redeemed before any shares of another series with a required sinking fund can be redeemed, unless the redemption of shares of both series is pro rata.

Holders of the Utility's non-redeemable 5.0 percent, 5.5 percent, and 6.0 percent series of preferred stock have rights to annual dividends ranging from $1.25 to $1.50 per share.

Due to the California energy crisis and the Utility's pending Chapter 11 proceeding, the Utility's Board of Directors has not declared the regular preferred stock dividends since the dividend paid with respect to the three-month period ended October 31, 2000.

Dividends on all Utility preferred stock are cumulative. All shares of preferred stock have voting rights and equal preference in dividend and liquidation rights. Accumulated and unpaid dividends through June 30, 2003, amounted to $63.2 million. Upon liquidation or dissolution of the Utility, holders of preferred stock would be entitled to the par value of such shares plus all accumulated and unpaid dividends, as specified for the class and series. Until cumulative dividends and cumulative sinking fund payments on its preferred stock are paid, the Utility may not pay any dividends on its common stock, nor may the Utility repurchase any of its common stock.

Under the proposed settlement agreement in the Utility's Chapter 11 proceeding, there would be no restrictions on the ability of the Boards of Directors of the Utility or PG&E Corporation to declare and pay dividends or repurchase common stock, other than the capital structure and stand-alone dividend conditions contained in prior CPUC decisions authorizing the formation of the holding company. Further, the Utility would agree that it would not pay any dividend on its common stock before July 1, 2004.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Pacific Gas and Electric Company's earnings to fixed charges ratio for the six months ended June 30, 2003, was 1.87. Pacific Gas and Electric Company's earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 2003, was 1.80. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and exhibits into Registration Statement Nos. 33-62488, 33-64136, 33-50707, and 33-61959, relating to Pacific Gas and Electric Company's various classes of debt and first preferred stock outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits:
10.1	Operating Agreement effective as April 1, 2003, between the State of California Department of Water Resources and Pacific Gas and Electric Company
10.2.1*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Robert D. Glynn, Jr. dated April 18, 2003
10.2.2*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gordon R. Smith dated April 18, 2003
10.2.3*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and James K. Randolph dated April 18, 2003
10.2.4*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gregory M. Rueger dated April 18, 2003
10.2.5*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Bruce R. Worthington dated April 18, 2003
10.3*	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated June 18, 2003
10.4*	Letter regarding Compensation Arrangement between PG&E Corporation and Peter A. Darbee effective June 18, 2003
11	Computation of Earnings Per Common Share
12.1	Computation of Earnings to Fixed Charges for Pacific Gas and Electric Company
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company
18	Letter Regarding Change in Accounting Principles
31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory agreement.

** Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

(b)	The following Current Reports on Form 8-K (1) were filed, or furnished as indicated, during the second quarter of 2003 and through the date hereof:

1. April 2, 2003	Item 5.	Other Events
		A.	Agreement with El Paso Corporation
		B.	FERC Decision to Increase Amount of Power Refunds
		C.	Pacific Gas and Electric Company Bankruptcy - Monthly Operating Report

	Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 99.1 - Pacific Gas and Electric Company Income Statement for the month ended February 28, 2003 and Balance Sheet dated February 28, 2003

2. April 2, 2003
PG&E Corporation and PG&E National Energy Group, Inc.
	Item 5.	Other Events
		A.	GenHoldings I, LLC
		B.	Options to Purchase Shares of PG&E NEG

	Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits

Exhibit 99.1 - Waiver Letter dated as of March 21, 2003, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc.

3. April 21, 2003	Item 5.	Other Events
Pacific Gas and Electric Company's General Rate Case Proceeding

4. April 24, 2003	Item 5.	Other Events
Pacific Gas and Electric Company Bankruptcy--Further Stay of Confirmation Trial

5. May 13, 2003	Item 12.	Results of Operations and Financial Condition (furnished to the SEC)

6. May 13, 2003	Item 9.	Regulation FD Disclosure (furnished to the SEC)

7. June 2, 2003	Item 9.	Regulation FD Disclosure (furnished to the SEC)
Exhibit 99 - Pacific Gas and Electric Company Income Statement for the month ended April 30, 2003 and Balance Sheet dated April 30, 2003

5. June 16, 2003
PG&E Corporation and PG&E National Energy Group, Inc.
	Item 5.	Other Events
Extension of Lake Road and La Paloma Transfer Dates

6. June 20, 2003	Item 5.	Other Events
Proposed Settlement Agreement

7. June 27, 2003
PG&E Corporation and PG&E National Energy Group, Inc.
	Item 5.	Other Events
Amended SEC filings

8. July 2, 2003
PG&E Corporation and PG&E National Energy Group, Inc.
	Item 5.	Other Events
Extension of GenHoldings Transfer Date
Settlement of DTE/Georgetown Tolling Dispute
	Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 99.1 - Termination Agreement, dated as of June 24, 2003, by and between PG&E Energy Trading-Power, L.P., PG&E Gas Transmission, Northwest Corporation, and DTE Georgetown, LLC

9. July 2, 2003
PG&E Corporation only
	Item 5.	Other Events
Closing of Private Placement
	Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 4.1 - Indenture dated as of July 2, 2003 by and between PG&E Corporation and Bank One, N.A.
Exhibit 4.2 - Utility Stock Base Pledge Agreement dated as of July 2, 2003 by and among PG&E Corporation, Bank One, N.A. and Deutsche Bank Trust Company Americas
Exhibit 4.3 - Utility Stock Protective Pledge Agreement dated as of July 2, 2003 by and among PG&E Corporation, Bank One, N.A. and Deutsche Bank Trust Company Americas
Exhibit 4.4 - Form of 6 7/8 percent Senior Secured Note due 2008

10. July 2, 2003
PG&E Corporation only
	Item 5.	Other Events
Press Release Regarding Closing of Private Placement
	Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits
Exhibit 99 - Press release dated July 2, 2003
11. July 8, 2003
PG&E Corporation only
	Item 5.	Other Events
PG&E National Energy Group, Inc. Bankruptcy

12. July 8, 2003	Item 5.	Other Events
Proposed Settlement Agreement
Credit Ratings
	Item 9.	Regulation FD Disclosure (Furnished to the SEC)
Exhibit 1 - Pacific Gas and Electric Company Income Statement for the month ended May 31, 2003 and Balance Sheet dated May 31, 2003
Exhibit 2 - Exhibit C to Disclosure Statement

13. August 14, 2003	Item 5.	Other Events
Inability to file Form 10-Q by August 14, 2003

14. August 19, 2003	Item 12.	Results of Operation and Financial Condition (Furnished to SEC)
Release of Second Quarter Earnings Results

(1) Unless otherwise noted, all reports were filed under Commission File Number 1-12609 (PG&E Corporation) and Commission File Number 1-2348 (Pacific Gas and Electric Company).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

BY: /S/ CHRISTOPHER P. JOHNS

CHRISTOPHER P. JOHNS Senior Vice President and Controller (duly authorized officer and principal accounting officer)

PACIFIC GAS AND ELECTRIC COMPANY

BY: /S/ DINYAR B. MISTRY

DINYAR B. MISTRY Vice President and Controller (duly authorized officer and principal accounting officer)

Dated:  August 19, 2003

EXHIBIT INDEX

Exhibit 10.1	Operating Agreement effective as April 1, 2003, between the State of California Department of Water Resources and Pacific Gas and Electric Company
Exhibit 10.2.1*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Robert D. Glynn, Jr. dated April 18, 2003
Exhibit 10.2.2*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gordon R. Smith dated April 18, 2003
Exhibit 10.2.3*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and James K. Randolph dated April 18, 2003
Exhibit 10.2.4*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Gregory M. Rueger dated April 18, 2003
Exhibit 10.2.5*	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Bruce R. Worthington dated April 18, 2003
Exhibit 10.3*	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated June 18, 2003
Exhibit 10.4*	Letter Regarding Compensation Arrangement between PG&E Corporation and Peter A. Darbee effective June 18, 2003
Exhibit 11	Computation of Earnings Per Common Share
Exhibit 12.1	Computation of Earnings to Fixed Charges for Pacific Gas and Electric Company
Exhibit 12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company
Exhibit 18	Letter Regarding Change in Accounting Principles
Exhibit 31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory agreement.

** Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.