Form 10-Q
period 2008-06-30
PG&E CORP
filed 2008-08-06
CIK 1004980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 OR

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

PG&E Corporation:	[X] Large accelerated filer		[ ] Accelerated Filer
	[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer		[ ] Accelerated Filer
	[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:		[ ] Yes [X] No

Pacific Gas and Electric Company:		[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 1, 2008:

PG&E Corporation		358,556,042 shares (excluding 24,665,500 shares held by a wholly owned subsidiary)
Pacific Gas and Electric Company		283,856,022

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY,
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I.  FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2008	2007	2008	2007
Operating Revenues
Electric	$2,645	$2,359	$5,159	$4,534
Natural gas	933	828	2,152	2,009
Total operating revenues	3,578	3,187	7,311	6,543
Operating Expenses
Cost of electricity	1,097	884	2,124	1,607
Cost of natural gas	487	396	1,262	1,150
Operating and maintenance	991	922	2,027	1,842
Depreciation, amortization, and decommissioning	419	430	821	860
Total operating expenses	2,994	2,632	6,234	5,459
Operating Income	584	555	1,077	1,084
Interest income	33	37	59	89
Interest expense	(185)	(185)	(372)	(375)
Other income, net	1	10	3	14
Income Before Income Taxes	433	417	767	812
Income tax provision	140	148	250	287
Net Income	$293	$269	$517	$525
Weighted Average Common Shares Outstanding, Basic	356	350	355	350
Weighted Average Common Shares Outstanding, Diluted	357	352	356	352
Net Earnings Per Common Share, Basic	$0.80	$0.75	$1.42	$1.46
Net Earnings Per Common Share, Diluted	$0.80	$0.74	$1.42	$1.45
Dividends Declared Per Common Share	$0.39	$0.36	$0.78	$0.72

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	Balance At
(in millions)	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$297	$345
Restricted cash	1,322	1,297
Accounts receivable:
Customers (net of allowance for doubtful accounts of $59 million in 2008 and $58 million in 2007)	2,417	2,349
Regulatory balancing accounts	1,357	771
Inventories:
Gas stored underground and fuel oil	251	205
Materials and supplies	177	166
Income taxes receivable	52	61
Prepaid expenses and other	469	255
Total current assets	6,342	5,449
Property, Plant, and Equipment
Electric	26,693	25,599
Gas	9,860	9,620
Construction work in progress	1,432	1,348
Other	17	17
Total property, plant, and equipment	38,002	36,584
Accumulated depreciation	(13,297)	(12,928)
Net property, plant, and equipment	24,705	23,656
Other Noncurrent Assets
Regulatory assets	4,300	4,459
Nuclear decommissioning funds	1,914	1,979
Other	1,351	1,089
Total other noncurrent assets	7,565	7,527
TOTAL ASSETS	$38,612	$36,632

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$156	$519
Long-term debt, classified as current	600	-
Energy recovery bonds, classified as current	362	354
Accounts payable:
Trade creditors	1,133	1,067
Disputed claims and customer refunds	1,588	1,629
Regulatory balancing accounts	924	673
Other	388	394
Interest payable	744	697
Income taxes payable	12	-
Deferred income taxes	228	-
Other	1,926	1,374
Total current liabilities	8,061	6,707
Noncurrent Liabilities
Long-term debt	7,721	8,171
Energy recovery bonds	1,409	1,582
Regulatory liabilities	5,185	4,448
Asset retirement obligations	1,614	1,579
Income taxes payable	230	234
Deferred income taxes	3,178	3,053
Deferred tax credits	96	99
Other	1,969	1,954
Total noncurrent liabilities	21,402	21,120
Commitments and Contingencies
Preferred Stock of Subsidiaries	252	252
Preferred Stock
Preferred stock, no par value, authorized 80,000,000 shares, $100 par value, authorized 5,000,000 shares, none issued	-	-
Common Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares, issued 381,076,783 common and 1,392,583 restricted shares in 2008 and issued 378,385,151 common and 1,261,125 restricted shares in 2007	6,211	6,110
Common stock held by subsidiary, at cost, 24,665,500 shares	(718)	(718)
Reinvested earnings	3,389	3,151
Accumulated other comprehensive income	15	10
Total common shareholders' equity	8,897	8,553
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,612	$36,632

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended
	June 30,
(in millions)	2008	2007
Cash Flows From Operating Activities
Net income	$517	$525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, decommissioning, and allowance for equity funds used during construction	870	914
Deferred income taxes and tax credits, net	346	102
Other changes in noncurrent assets and liabilities	493	130
Gain on sale of assets	-	(1)
Effect of changes in operating assets and liabilities:
Accounts receivable	(68)	142
Inventories	(57)	(22)
Accounts payable	121	(214)
Income taxes receivable/payable	21	(61)
Regulatory balancing accounts, net	(351)	(483)
Other current assets	431	273
Other current liabilities	(79)	(46)
Other	(3)	(23)
Net cash provided by operating activities	2,241	1,236
Cash Flows From Investing Activities
Capital expenditures	(1,712)	(1,320)
Proceeds from sale of assets	12	8
Increase in restricted cash	(7)	(13)
Proceeds from nuclear decommissioning trust sales	636	548
Purchases of nuclear decommissioning trust investments	(665)	(606)
Net cash used in investing activities	(1,736)	(1,383)
Cash Flows From Financing Activities
Repayments under accounts receivable facility and working capital facility	(250)	(300)
(Repayment) issuance of commercial paper, net of $1 million discount in 2008 and $2 million in 2007	(114)	109
Proceeds from issuance of long-term debt, net of premium, discount, and issuance costs of $2 million in 2008 and $10 million in 2007	598	690
Long-term debt matured, redeemed, or repurchased	(454)	-
Rate reduction bonds matured	-	(143)
Energy recovery bonds matured	(165)	(160)
Common stock issued	82	89
Common stock dividends paid	(267)	(242)
Other	17	14
Net cash (used in) provided by financing activities	(553)	57
Net change in cash and cash equivalents	(48)	(90)
Cash and cash equivalents at January 1	345	456
Cash and cash equivalents at June 30	$297	$366
Supplemental disclosures of cash flow information
Cash paid for:
Interest (net of amounts capitalized)	$260	$239
Income taxes paid (refunded), net	(60)	282
Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$140	$128
Capital expenditures financed through accounts payable	180	120

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Operating Revenues
Electric	$2,645	$2,359	$5,159	$4,534
Natural gas	933	828	2,152	2,009
Total operating revenues	3,578	3,187	7,311	6,543
Operating Expenses
Cost of electricity	1,097	884	2,124	1,607
Cost of natural gas	487	396	1,262	1,150
Operating and maintenance	991	921	2,027	1,840
Depreciation, amortization, and decommissioning	418	430	820	859
Total operating expenses	2,993	2,631	6,233	5,456
Operating Income	585	556	1,078	1,087
Interest income	33	35	57	83
Interest expense	(178)	(178)	(358)	(360)
Other income, net	7	15	26	24
Income Before Income Taxes	447	428	803	834
Income tax provision	134	154	254	299
Net Income	313	274	549	535
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$309	$270	$542	$528

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	Balance At
(in millions)	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$69	$141
Restricted cash	1,322	1,297
Accounts receivable:
Customers (net of allowance for doubtful accounts of $59 million in 2008 and $58 million in 2007)	2,417	2,349
Related parties	-	6
Regulatory balancing accounts	1,357	771
Inventories:
Gas stored underground and fuel oil	251	205
Materials and supplies	177	166
Income taxes receivable	-	15
Prepaid expenses and other	468	252
Total current assets	6,061	5,202
Property, Plant, and Equipment
Electric	26,693	25,599
Gas	9,860	9,620
Construction work in progress	1,432	1,348
Total property, plant, and equipment	37,985	36,567
Accumulated depreciation	(13,282)	(12,913)
Net property, plant, and equipment	24,703	23,654
Other Noncurrent Assets
Regulatory assets	4,300	4,459
Nuclear decommissioning funds	1,914	1,979
Related parties receivable	27	23
Other	1,260	993
Total other noncurrent assets	7,501	7,454
TOTAL ASSETS	$38,265	$36,310

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$156	$519
Long-term debt, classified as current	600	-
Energy recovery bonds, classified as current	362	354
Accounts payable:
Trade creditors	1,133	1,067
Disputed claims and customer refunds	1,588	1,629
Related parties	24	28
Regulatory balancing accounts	924	673
Other	373	370
Interest payable	744	697
Income taxes payable	42	-
Deferred income taxes	234	4
Other	1,740	1,200
Total current liabilities	7,920	6,541
Noncurrent Liabilities
Long-term debt	7,441	7,891
Energy recovery bonds	1,409	1,582
Regulatory liabilities	5,185	4,448
Asset retirement obligations	1,614	1,579
Income taxes payable	82	103
Deferred income taxes	3,214	3,104
Deferred tax credits	96	99
Other	1,863	1,838
Total noncurrent liabilities	20,904	20,644
Commitments and Contingencies
Shareholders' Equity
Preferred stock without mandatory redemption provisions:
Nonredeemable, 5.00% to 6.00%, outstanding 5,784,825 shares	145	145
Redeemable, 4.36% to 5.00%, outstanding 4,534,958 shares	113	113
Common stock, $5 par value, authorized 800,000,000 shares, issued 283,856,022 shares in 2008 and issued 282,916,485 shares in 2007	1,419	1,415
Common stock held by subsidiary, at cost, 19,481,213 shares	(475)	(475)
Additional paid-in capital	2,269	2,220
Reinvested earnings	5,952	5,694
Accumulated other comprehensive income	18	13
Total shareholders' equity	9,441	9,125
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,265	$36,310

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended
	June 30,
(in millions)	2008	2007
Cash Flows From Operating Activities
Net income	$549	$535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, decommissioning and allowance for equity funds used during construction	870	913
Deferred income taxes and tax credits, net	316	101
Other changes in noncurrent assets and liabilities	480	129
Gain on sale of assets	-	(1)
Effect of changes in operating assets and liabilities:
Accounts receivable	(66)	143
Inventories	(57)	(22)
Accounts payable	123	(221)
Income taxes receivable/payable	57	(59)
Regulatory balancing accounts, net	(351)	(483)
Other current assets	429	271
Other current liabilities	(73)	(48)
Other	(3)	(23)
Net cash provided by operating activities	2,274	1,235
Cash Flows From Investing Activities
Capital expenditures	(1,712)	(1,320)
Proceeds from sale of assets	12	8
Increase in restricted cash	(7)	(13)
Proceeds from nuclear decommissioning trust sales	636	548
Purchases of nuclear decommissioning trust investments	(665)	(606)
Net cash used in investing activities	(1,736)	(1,383)
Cash Flows From Financing Activities
Repayments under accounts receivable facility and working capital facility	(250)	(300)
(Repayment) issuance of commercial paper, net of discount of $1 million in 2008 and $2 million in 2007	(114)	109
Proceeds from issuance of long-term debt, net of premium, discount, and issuance costs of $2 million in 2008 and $10 million in 2007	598	690
Long-term debt matured, redeemed, or repurchased	(454)	-
Rate reduction bonds matured	-	(143)
Energy recovery bonds matured	(165)	(160)
Equity infusion	50	200
Common stock dividends paid	(284)	(254)
Preferred stock dividends paid	(7)	(7)
Other	16	21
Net cash (used in) provided by financing activities	(610)	156
Net change in cash and cash equivalents	(72)	8
Cash and cash equivalents at January 1	141	70
Cash and cash equivalents at June 30	$69	$78
Supplemental disclosures of cash flow information
Cash paid for:
Interest (net of amounts capitalized)	$246	$226
Income taxes paid (refunded), net	(60)	299
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$180	$120

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

               The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements.  The information at December 31, 2007 in both PG&E Corporation and the Utility's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets incorporated by reference into their combined Annual Report on Form 10-K for the year ended December 31, 2007.  PG&E Corporation and the Utility’s combined Annual Report on Form 10-K for the year ended December 31, 2007, together with the information incorporated by reference into such report, is referred to in this Quarterly Report on Form 10-Q as the “2007 Annual Report.”

               Except for the new and significant accounting policies described in Note 2 below, the accounting policies used by PG&E Corporation and the Utility are discussed in Notes 1 and 2 of the Notes to the Consolidated Financial Statements in the 2007 Annual Report.

               The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingencies.  A change in management's estimates or assumptions could have a material impact on PG&E Corporation and the Utility's financial condition and results of operations during the period in which such change occurred.  As these estimates and assumptions involve judgments on a wide range of factors, including future regulatory decisions and economic conditions that are difficult to predict, actual results may differ materially from these estimates.  PG&E Corporation and the Utility's Condensed Consolidated Financial Statements reflect all adjustments management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.  Interim period results of operations are not necessarily indicative of the results of operations for the full year.

               This quarterly report should be read in conjunction with PG&E Corporation and the Utility's Consolidated Financial Statements and Notes to the Consolidated Financial Statements in the 2007 Annual Report.

NOTE 2: NEW AND SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurements

On January 1, 2008, PG&E Corporation and the Utility adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes criteria when measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.”  Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not those of the reporting entity itself.  Additionally, SFAS No. 157 establishes a fair value hierarchy which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs.  SFAS No. 157 requires entities to disclose financial fair-valued instruments according to the hierarchy in each reporting period after implementation.  The provisions of SFAS No. 157 have been deferred to fiscal years beginning after November 15, 2008 for nonrecurring, nonfinancial instruments shown at fair value.

See Note 8 for further discussion and the impact to the financial statements of implementation of SFAS No. 157 and fair value measurements.

Fair Value Option

On January 1, 2008, PG&E Corporation and the Utility adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value with changes in fair value recognized in earnings.  PG&E Corporation and the Utility did not elect the fair value option for any assets or liabilities as of June 30, 2008; therefore, the adoption of SFAS No. 159 did not impact the Condensed Consolidated Financial Statements.

Amendment of Financial Accounting Standards Board Interpretation No. 39

On January 1, 2008, PG&E Corporation and the Utility adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position on Interpretation 39, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”).  Under FIN 39-1, a reporting entity is permitted to offset the cash collateral paid or cash collateral received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement.  The provisions of FIN 39-1 are applied retrospectively.  See Note 7 for further discussion of FIN 39-1.

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

PG&E Corporation and the Utility use an estimated annual forfeiture rate of 2.5%, based on historic forfeiture rates, for purposes of determining compensation expense for share-based incentive awards.  The following table provides a summary of total compensation expense (reduction to compensation expense) for PG&E Corporation (consolidated) and the Utility (stand-alone) for share-based incentive awards for the three and six months ended June 30, 2008 and 2007:

	PG&E Corporation		Utility
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2008	2007	2008	2007
Stock options	$-	$2	$-	$1
Restricted stock	5	5	4	3
Performance shares	10	6	6	4
Total compensation expense (pre-tax)	$15	$13	$10	$8
Total compensation expense (after-tax)	$9	$8	$6	$5

	PG&E Corporation		Utility
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Stock options	$1	$4	$1	$2
Restricted stock	14	13	9	8
Performance shares	6	-	3	(1)
Total compensation expense (pre-tax)	$21	$17	$13	$9
Total compensation expense (after-tax)	$12	$10	$8	$5

Pension and Other Postretirement Benefits

               PG&E Corporation and the Utility provide a non-contributory defined benefit pension plan for certain employees and retirees (referred to collectively as “pension benefits”), contributory postretirement medical plans for certain employees and retirees and their eligible dependents, and non-contributory postretirement life insurance plans for certain employees and retirees (referred to collectively as “other benefits”).  PG&E Corporation and the Utility use a December 31 measurement date for all of their plans.

               Net periodic benefit cost as reflected in PG&E Corporation's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2008	2007	2008	2007
Service cost for benefits earned	$59	$59	$7	$7
Interest cost	144	135	20	20
Expected return on plan assets	(175)	(177)	(24)	(24)
Amortization of transition obligation (1)	-	-	7	6
Amortization of prior service cost (1)	12	12	4	4
Amortization of unrecognized gain (1)	-	-	(4)	(3)
Net periodic benefit cost	$40	$29	$10	$10

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

	Pension Benefits Six Months Ended June 30,		Other Benefits Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Service cost for benefits earned	$118	$118	$15	$14
Interest cost	287	270	40	40
Expected return on plan assets	(349)	(354)	(47)	(48)
Amortization of transition obligation (1)	-	-	12	12
Amortization of prior service cost (1)	24	24	8	8
Amortization of unrecognized gain (1)	-	-	(8)	(6)
Net periodic benefit cost	$80	$58	$20	$20

(1) In 2007, under SFAS No.158, PG&E Corporation and the Utility recorded amounts related to other benefits in other comprehensive income, net of related deferred taxes, except for a portion recorded as a regulatory liability in accordance with SFAS No. 71. Other comprehensive income does not include amortization of the amounts related to the defined benefit pension plan, which are recorded as a reduction to the existing pension regulatory liability in accordance with the provisions of SFAS No. 71.

There was no material difference between PG&E Corporation's and the Utility's consolidated net periodic benefit costs.

Accounting Pronouncements Issued But Not Yet Adopted

Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  An entity is required to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures on fair value amounts of and gains and losses on derivative instruments, and disclosures relating to credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for fiscal years beginning after November 15, 2008.  PG&E Corporation and the Utility are currently evaluating the impact of SFAS No. 161.

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

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance At
(in millions)	June 30, 2008	December 31, 2007
Energy recovery bond regulatory asset	$1,668	$1,833
Utility retained generation regulatory assets	909	947
Regulatory assets for deferred income tax	788	732
Environmental compliance costs	335	328
Unamortized loss, net of gain, on reacquired debt	261	269
Regulatory assets associated with plan of reorganization	110	122
Contract termination costs	89	96
Scheduling coordinator costs	80	90
Other	60	42
Total regulatory assets	$4,300	$4,459

The energy recovery bond (“ERB”) regulatory asset represents the refinancing of the settlement regulatory asset established under the December 19, 2003 settlement agreement among PG&E Corporation, the Utility, and the CPUC to resolve the Utility’s proceeding under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Settlement Agreement”).  During the six months ended June 30, 2008, the Utility recorded amortization of the ERB regulatory asset of approximately $165 million.  The Utility expects to fully recover this asset by the end of 2012.

As a result of the Chapter 11 Settlement Agreement, the Utility recognized a one-time non-cash gain of $1.2 billion related to the recovery of the Utility’s retained generation regulatory assets in 2004.  The individual components of these regulatory assets are amortized over their respective lives, with a weighted average life of approximately 16 years.  During the six months ended June 30, 2008, the Utility recorded amortization of the Utility’s retained generation regulatory assets of approximately $38 million.

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

Regulatory assets associated with the Utility’s Chapter 11 Settlement Agreement include costs incurred in financing the Utility’s reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) and costs to oversee the environmental enhancement projects of the Pacific Forest and Watershed Stewardship Council, an entity that was established pursuant to the Utility’s plan of reorganization.  The Utility expects to recover these costs over periods ranging from 5 to 30 years.

Contract termination costs represent amounts that the Utility incurred in terminating a 30-year power purchase agreement.  This regulatory asset will be amortized and collected in rates on a straight-line basis through the end of September 2014, the power purchase agreement’s original termination date.

The regulatory asset related to scheduling coordinator (“SC”) costs represents costs that the Utility incurred beginning in 1998 in its capacity as an SC for its then existing wholesale transmission customers.  The Utility expects to fully recover the SC costs by the fourth quarter of 2009.

Finally, “Other” is primarily related to price risk management regulatory assets, with contract terms in excess of one year, to procure electricity and natural gas that are designed to reduce commodity price risks.  These contracts are accounted for as derivative instruments under SFAS No. 133.  Changes in the fair value of derivative instruments are deferred and recorded in regulatory accounts because they are recovered or refunded through regulated rates.  Additionally, “Other” includes regulatory assets that represent timing differences between the recognition of asset retirement obligation (“ARO”) in accordance with GAAP and the amounts recognized for ratemaking purposes.

In general, the Utility does not earn a return on regulatory assets where the related costs do not accrue interest.  Accordingly, the Utility earns a return only on the Utility’s retained generation regulatory assets; unamortized loss, net of gain, on reacquired debt; and regulatory assets associated with the plan of reorganization.

Current Regulatory Assets

At June 30, 2008 and December 31, 2007, the Utility had current regulatory assets of approximately $93 million and $131 million, respectively, consisting primarily of price risk management regulatory assets with terms of less than one year.  Price risk management regulatory assets relate to contracts, with terms less than one year, to procure electricity and natural gas that are designed to reduce commodity price risks.  These contracts are accounted for as derivative instruments under SFAS No. 133.  Changes in the fair value of derivative instruments are deferred and recorded in regulatory accounts because they will be recovered or refunded through regulated rates in the future.  Current regulatory assets are included in Prepaid Expenses and Other in the Condensed Consolidated Balance Sheets.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance At
(in millions)	June 30, 2008	December 31, 2007
Cost of removal obligation	$2,650	$2,568
Price risk management	803	124
Employee benefit plans	621	578
Asset retirement costs	455	573
Public purpose programs	285	264
California Solar Initiative	200	159
Other	171	182
Total regulatory liabilities	$5,185	$4,448

Cost of removal liabilities represent revenues collected for asset removal costs that the Utility expects to incur in the future.

Price risk management regulatory liabilities relate to contracts, with terms in excess of one year, to procure electricity and natural gas that are designed to reduce commodity price risks.  These contracts are accounted for as derivative instruments under SFAS No. 133.  Changes in the fair value of derivative instruments are deferred and recorded in regulatory accounts because they are recovered or refunded through regulated rates.

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

Finally, “Other” is primarily related to amounts received from insurance companies to pay for hazardous substance remediation costs.  The insurance recoveries are refunded to customers as a reduction to rates until customers are fully reimbursed for the amount of the costs of hazardous substance remediation that has been collected in rates.  Additionally, “Other” includes regulatory liabilities that represent future customer benefits associated with the Gateway Generating Station (“Gateway”).  Gateway was acquired as part of a settlement with Mirant Corporation and the associated liability will be amortized over 30 years beginning in January 2009 when Gateway is anticipated to be placed in service.

Current Regulatory Liabilities

As of June 30, 2008, the Utility had current regulatory liabilities of approximately $1,016 million, consisting primarily of price risk management regulatory liabilities with terms of less than one year.  As of December 31, 2007, the Utility had current regulatory liabilities of approximately $280 million, primarily consisting of the current portion of electric transmission wheeling revenue refunds and amounts that the Utility expects to refund to customers for over-collected electric transmission rates.  Current regulatory liabilities are included in Current Liabilities - Other in the Condensed Consolidated Balance Sheets.

Regulatory Balancing Accounts

The Utility uses revenue regulatory balancing accounts to accumulate differences between revenues and the Utility's authorized revenue requirements and cost regulatory balancing accounts to accumulate differences between incurred costs and costs recovered, or collected (primarily commodity cost).  Under-collections that are probable of recovery through regulated rates are recorded as regulatory balancing account assets.  Over-collections that are probable of being credited to customers are recorded as regulatory balancing account liabilities.

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

Current Regulatory Balancing Account Assets

	Balance At
(in millions)	June 30, 2008	December 31, 2007
Electricity revenue and cost balancing accounts	$1,277	$678
Natural gas revenue and cost balancing accounts	80	93
Total	$1,357	$771

Current Regulatory Balancing Account Liabilities

	Balance At
(in millions)	June 30, 2008	December 31, 2007
Electricity revenue and cost balancing accounts	$828	$618
Natural gas revenue and cost balancing accounts	96	55
Total	$924	$673

NOTE 4: DEBT

PG&E Corporation

Convertible Subordinated Notes

At June 30, 2008, PG&E Corporation had outstanding approximately $280 million of 9.50% Convertible Subordinated Notes that are scheduled to mature on June 30, 2010.  Interest is payable semi-annually in arrears on June 30 and December 31.  These Convertible Subordinated Notes may be converted (at the option of the holder) at any time prior to maturity into 18,558,059 shares of PG&E Corporation common stock, at a conversion price of $15.09 per share.  The conversion price is subject to adjustment for significant changes in the number of outstanding shares of PG&E Corporation’s common stock.  In addition, holders of the Convertible Subordinated Notes are entitled to receive “pass-through dividends” determined by multiplying the cash dividend paid by PG&E Corporation per share of common stock by a number equal to the principal amount of the Convertible Subordinated Notes divided by the conversion price.  Since January 1, 2008, PG&E Corporation has paid “pass-through dividends” totaling approximately $21 million, including $7 million paid on July 15, 2008.

In accordance with SFAS No. 133, the dividend participation rights of the Convertible Subordinated Notes are considered to be embedded derivative instruments and, therefore, must be bifurcated from the Convertible Subordinated Notes and recorded at fair value in PG&E Corporation's Condensed Consolidated Financial Statements.  Dividend participation rights are recognized as operating cash flows in PG&E Corporation’s Condensed Consolidated Statements of Cash Flows.  Changes in the fair value are recognized (in Other Income, Net) in PG&E Corporation's Condensed Consolidated Statements of Income as a non-operating expense or income.  At June 30, 2008, the total estimated fair value of the dividend participation rights, on a pre-tax basis, was approximately $55 million, of which $27 million was classified in Current Liabilities - Other and $28 million was classified in Noncurrent Liabilities - Other in the accompanying Condensed Consolidated Balance Sheets.  At December 31, 2007, the total estimated fair value of the dividend participation rights, on a pre-tax basis, was approximately $62 million, of which $25 million was classified as a current liability in Current Liabilities - Other and $37 million was classified as a noncurrent liability in Noncurrent Liabilities - Other in the accompanying Condensed Consolidated Balance Sheets.  The discount factor used to value these rights was adjusted on January 1, 2008 in order to comply with the provisions of SFAS No. 157, resulting in a $6 million increase in fair value.  (See Note 8 for further discussion of the implementation of SFAS No. 157.)

Utility

Senior Notes

On March 3, 2008, the Utility issued $200 million principal amount of 5.625% Senior Notes due on November 30, 2017, increasing the total outstanding amount of 5.625% Senior Notes to $700 million.  The Utility received proceeds of approximately $202 million from the offering, including a $3 million premium and net of $1 million in issuance costs.  In addition, the Utility received approximately $3 million relating to accrued interest (the interest that has accumulated since the original issuance).  Also on March 3, 2008, the Utility issued $400 million principal amount of 6.35% Senior Notes due on February 15, 2038.  The Utility received proceeds of approximately $396 million from the offering, net of a $1 million discount and $3 million in issuance costs.  The proceeds from the sale of the March 3, 2008 Senior Notes offerings were used to repay outstanding commercial paper, for working capital purposes, and to fund capital expenditures.

At June 30, 2008, there were $6.9 billion of Senior Notes outstanding.

Pollution Control Bonds

The California Pollution Control Financing Authority and the California Infrastructure and Economic Development Bank issued various series of tax-exempt pollution control bonds for the benefit of the Utility.

In 2005, the Utility purchased financial guaranty insurance policies to insure the regularly scheduled payments on $454 million of pollution control bonds series 2005 A-G (“PC2005 bonds”) issued by the California Infrastructure and Economic Development Bank.  Interest rates on these bonds were set at auction every 7 or 35 days.  In January 2008, the insurer’s credit rating was downgraded and/or put on review for possible downgrade by several credit agencies.  This, in addition to credit issues which impacted the auction rate markets, resulted in increases in interest rates for the PC2005 bonds.  To eliminate this interest rate risk the Utility repurchased $300 million of the PC2005 bonds in March 2008 and the remaining $154 million in April 2008.  The repurchased bonds are held in treasury pending resale of the bonds, which depends on conditions in the tax-exempt bond market and liquidity needs at the Utility.

At June 30, 2008, there were $1.2 billion of pollution control bonds outstanding.

Working Capital Facility

At June 30, 2008, there were approximately $281 million of letters of credit and no borrowings outstanding under the Utility’s $2.0 billion working capital facility.

Commercial Paper Program

At June 30, 2008, the Utility had $156 million of commercial paper outstanding at an average yield of approximately 2.94%.

Energy Recovery Bonds

In furtherance of the Chapter 11 Settlement Agreement, PG&E Energy Recovery Funding LLC (“PERF”), a wholly owned consolidated subsidiary of the Utility, issued two separate series of ERBs in the aggregate amount of $2.7 billion in 2005.  The proceeds of the ERBs were used by PERF to purchase from the Utility the right, known as "recovery property," to be paid a specified amount from a dedicated rate component.  The total amount of ERB principal outstanding was $1.8 billion at June 30, 2008.

While PERF is a wholly owned subsidiary of the Utility, it is legally separate from the Utility.  The assets (including the recovery property) of PERF are not available to creditors of the Utility or PG&E Corporation, and the recovery property is not legally an asset of the Utility or PG&E Corporation.

NOTE 5: SHAREHOLDERS' EQUITY

               PG&E Corporation's and the Utility's changes in shareholders' equity for the six months ended June 30, 2008 were as follows:

	PG&E Corporation	Utility
(in millions)	Total Common Shareholders' Equity	Total Shareholders' Equity
Balance at December 31, 2007	$8,553	$9,125
Net income	517	549
Common stock issued	82	-
Share-based compensation amortization	15	-
Common stock dividends declared and paid	(139)	(284)
Common stock dividends declared but not yet paid	(140)	-
Preferred stock dividends	-	(7)
Tax benefit from share-based payment awards	4	3
Other comprehensive income	5	5
Equity infusion	-	50
Balance at June 30, 2008	$8,897	$9,441

On February 25, 2008, PG&E Corporation contributed equity of $50 million to the Utility in order to maintain the 52% common equity target authorized by the CPUC and to ensure that the Utility has adequate capital to fund its capital expenditures.

Dividends

               During the six months ended June 30, 2008, the Utility paid common stock dividends totaling $305 million, including $284 million of common stock dividends paid to PG&E Corporation and $21 million of common stock dividends paid to PG&E Holdings, LLC, a wholly owned subsidiary of the Utility.

On February 22, 2008, PG&E Corporation declared its quarterly dividend at $0.39 per share, an increase of $0.03 per share over the previous level of $0.36 per share. During the six months ended June 30, 2008, PG&E Corporation paid common stock dividends totaling $284 million, including $18 million to its wholly owned subsidiary, Elm Power Corporation.  On June 18, 2008, the Board of Directors of PG&E Corporation declared a dividend of $0.39 per share, totaling $149 million, including $10 million to its wholly owned subsidiary, Elm Power Corporation that was paid on July 15, 2008 to shareholders of record on June 30, 2008.

               During the six months ended June 30, 2008, the Utility paid cash dividends to holders of its outstanding series of preferred stock totaling $7 million.  On June 18, 2008, the Board of Directors of the Utility declared a cash dividend on its outstanding series of preferred stock payable on August 15, 2008 to shareholders of record on July 31, 2008.

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

               PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”).  Under SFAS No. 128 the proceeds from the exercise of options and warrants are assumed to be used to purchase shares of common stock at the average market price during the reported period.  The incremental shares (the difference between the number of shares assumed issued upon exercise and the number of shares assumed purchased) must be included in the number of weighted average shares of common stock used for the calculation of diluted EPS.

               The following is a reconciliation of PG&E Corporation's net income and weighted average shares of common stock outstanding for calculating basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2008	2007	2008	2007
Net income	$293	$269	$517	$525
Less: distributed earnings to common shareholders	139	127	278	253
Undistributed earnings	$154	$142	$239	$272
Common shareholders earnings
Basic
Distributed earnings to common shareholders	$139	$127	$278	$253
Undistributed earnings allocated to common shareholders	146	135	227	258
Total common shareholders earnings, basic	$285	$262	$505	$511
Diluted
Distributed earnings to common shareholders	$139	$127	$278	$253
Undistributed earnings allocated to common shareholders	146	135	227	258
Total common shareholders earnings, diluted	$285	$262	$505	$511
Weighted average common shares outstanding, basic	356	350	355	350
9.50% Convertible Subordinated Notes	19	19	19	19
Weighted average common shares outstanding and participating securities, basic	375	369	374	369
Weighted average common shares outstanding, basic	356	350	355	350
Employee share-based compensation	1	2	1	2
Weighted average common shares outstanding, diluted	357	352	356	352
9.50% Convertible Subordinated Notes	19	19	19	19

Weighted average common shares outstanding and participating securities, diluted	376	371	375	371
Net earnings per common share, basic
Distributed earnings, basic (1)	$0.39	$0.36	$0.78	$0.72
Undistributed earnings, basic	0.41	0.39	0.64	0.74
Total	$0.80	$0.75	$1.42	$1.46
Net earnings per common share, diluted
Distributed earnings, diluted	$0.39	$0.36	$0.78	$0.72
Undistributed earnings, diluted	0.41	0.38	0.64	0.73
Total	$0.80	$0.74	$1.42	$1.45

(1) Distributed earnings, basic may differ from actual per share amounts paid as dividends, as the EPS computation under GAAP requires the use of the weighted average, rather than the actual number of, shares outstanding.

               Options to purchase 7,285 shares of PG&E Corporation common stock were excluded from the computation of diluted EPS for the three and six months ended June 30, 2008 because the exercise prices of these options were greater than the average market price of PG&E Corporation common stock during these periods.

               PG&E Corporation reflects the preferred dividends of subsidiaries as other expense for computation of both basic and diluted EPS.

NOTE 7: DERIVATIVES AND HEDGING ACTIVITIES

The Utility enters into contracts to procure electricity, natural gas, nuclear fuel, and firm electricity transmission rights.  Some of these contracts meet the definition of derivative instruments under SFAS No. 133.  All such derivative instruments, including instruments designated as cash flow hedges, are recorded at fair value and presented as price risk management assets and liabilities on the balance sheet (see table below).  As a result of applying the provisions of SFAS No. 71, changes in the fair value of derivative instruments are deferred and recorded in regulatory accounts.  Under the same regulatory accounting treatment, changes in the fair value of cash flow hedges are also recorded in regulatory accounts, rather than being deferred in accumulated other comprehensive income.

In PG&E Corporation’s and the Utility's Condensed Consolidated Balance Sheets, price risk management assets and liabilities associated with the Utility’s electricity and gas procurement activities are presented on a net basis by counterparty as the right of offset exists.  As PG&E Corporation and the Utility adopted the provisions of FIN 39-1 on January 1, 2008, the net balances include outstanding cash collateral associated with derivative positions.  (See Note 2 for discussion of the adoption of FIN 39-1.)  The table below represents the total price risk management derivative balances and the portions that are designated as cash flow hedges:

	Total Price Risk Management Derivatives		Price Risk Management Derivatives Designated as Cash Flow Hedges
(in millions)	June 30, 2008(1)	December 31, 2007(2)	June 30, 2008(3)	December 31, 2007(4)
Current Assets – Prepaid expenses and other	$307	$55	$139	$(2	)(5)
Other Noncurrent Assets – Other	418	171	162	42
Current Liabilities – Other	28	67	9	12
Noncurrent Liabilities – Other	37	20	-	3

(1) Balances reflect a $445 million reduction to Current Assets-Prepaid expenses and other, a $385 million reduction to Other Noncurrent Assets–Other, and a $1 million increase to Current Liabilities–Other as a result of netting cash collateral in accordance with FIN 39-1.

(2) Balances reflect a $3 million increase to Current Assets-Prepaid expenses and other, a $46 million increase to Other Noncurrent Assets–Other, and a $16 million reduction to Current Liabilities–Other as a result of netting cash collateral in accordance with FIN 39-1.  This collateral was classified as Current Assets–Prepaid expenses in the 2007 Annual Report.

(3) Balances reflect a $77 million reduction to Current Assets-Prepaid expenses and other and a $51 million reduction to Other Noncurrent Assets-Other as a result of netting cash collateral in accordance with FIN 39-1.

(4) Balances reflect a $9 million increase to Other Noncurrent Assets-Other and a $7 million reduction to Current Liabilities-Other as a result of netting cash collateral in accordance with FIN 39-1.  This collateral was classified as Current Assets–Prepaid expenses in the 2007 Annual Report.

(5) $2 million of the cash flow hedges in a liability position at December 31, 2007 relate to counterparties for which the total net derivatives position is a current asset.

As of June 30, 2008, PG&E Corporation and the Utility had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments.

The Utility also has derivative instruments for the physical delivery of commodities transacted in the normal course of business.  These derivative instruments are eligible for the normal purchase and sales exceptions under SFAS No. 133, and are not reflected in the Condensed Consolidated Balance Sheets.  They are recorded and recognized in income using accrual accounting.  Therefore, these expenses are recognized in cost of electricity and cost of natural gas as incurred.

Net realized gains or losses on derivative instruments are included in various items of PG&E Corporation’s and the Utility’s Condensed Consolidated Statements of Income, primarily to cost of electricity and cost of natural gas.  Cash inflows and outflows associated with the settlement of price risk management activities are recognized in operating cash flows on PG&E Corporation’s and the Utility’s Condensed Consolidated Statements of Cash Flows.

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

Level 1:  “Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.” Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  Instruments classified as Level 1 consist of financial instruments such as exchange traded derivatives (other than options), listed equities, and U.S. government treasury securities.

Level 2:  “Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.”  Instruments classified as Level 2 consist of financial instruments such as non exchange-traded derivatives (other than options) valued using exchange inputs and exchange traded derivatives (other than options) for which the market is not active.

Level 3:  “Unobservable inputs for the asset or liability.”  These are inputs for which there is no market data available, or observable inputs that are adjusted using Level 3 assumptions.  Instruments classified as Level 3 consist primarily of financial and physical instruments such as options, non exchange-traded derivatives valued using broker quotes, and new and/or complex instruments that have immature or limited markets.

SFAS No. 157 is applied prospectively with limited exceptions.  One such exception relates to SFAS No. 157’s nullification of a portion of Emerging Issues Task Force (“EITF”) No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).  Prior to the issuance of SFAS No. 157, EITF 02-3 prohibited the use of unobservable inputs that would result in a day one gain or loss on derivative contracts.  As SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an instrument, the valuation of derivative contracts may incorporate unobservable inputs that were previously prohibited by EITF 02-3.  Therefore, retrospective adjustments to apply SFAS No. 157 need to be made for existing derivative contracts that are affected by this provision in EITF 02-3.  Prior to the adoption of SFAS No. 157, the Utility followed the provisions of EITF 02-3 by recording Congestion Revenue Rights (“CRRs”) at their transaction prices as observable data was not available to support any day one gains.  CRRs allow market participants, including Load Serving Entities, to hedge the financial risk of California Independent System Operator (“CAISO”) imposed congestion charges in the CAISO’s Market Redesign and Technology Upgrade day-ahead market.  The costs associated with procurement of CRRs are currently being recovered in rates or are probable of recovery in future rates.  The resulting $48 million adjustment to the fair value of the CRRs was recorded to regulatory liabilities as of January 1, 2008.

The following table sets forth the fair value hierarchy by level of PG&E Corporation and the Utility’s recurring fair value financial instruments as of June 30, 2008.  The instruments are classified based on the lowest level of input that is significant to the fair value measurement.  PG&E Corporation and the Utility’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PG&E Corporation
Fair Value Measurements as of June 30, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Nuclear Decommissioning Funds(1)	$1,704	$328	$7	$2,039
Price Risk Management Instruments(2)	169	109	382	660
Rabbi Trusts(3)	18	-	-	18
Long Term Disability Trust	25	-	95	120
Assets Total	$1,916	$437	$484	$2,837
Liabilities:
Dividend Participation Rights	$-	$-	$55	$55
Other	-	-	6	6
Liabilities Total	$-	$-	$61	$61

(1) Excludes taxes on appreciation of investment value and cash and cash equivalents.
(2) Balances include the impact of netting adjustments in accordance with the requirements of FIN 39-1 of $(164) million to Level 1, $(347) million to Level 2, and $(320) million to Level 3.
(3) Excludes life insurance policies.

Utility
Fair Value Measurements as of June 30, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Nuclear Decommissioning Funds(1)	$1,704	$328	$7	$2,039
Price Risk Management Instruments(2)	169	109	382	660
Long-Term Disability Trust	25	-	95	120

Assets Total	$1,898	$437	$484	$2,819
Liabilities:
Other	$-	$-	$6	$6
Liabilities Total	$-	$-	$6	$6

(1) Excludes taxes on appreciation of investment value and cash and cash equivalents.
(2) Balances include the impact of netting adjustments in accordance with the requirements of FIN 39-1 of $(164) million to Level 1, $(347) million to Level 2, and $(320) million to Level 3.

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

Level 3 Rollforward

The following table is a reconciliation of changes in fair value of instruments that have been classified as Level 3 in the fair value hierarchy for the six-month period ended June 30, 2008:

PG&E Corporation
(in millions)	Price Risk Management Instruments		Nuclear Decommissioning Funds(3)	Long-term Disability	Dividend Participation Rights		Other	Total
Asset (liability) Balance as of January 1, 2008	$115	(1)	$8	$69	$(68	)(2)	$(4)	$120
Realized and unrealized gains (losses):
Included in earnings	-		-	-	(1)		-	(1)
Included in regulatory assets and liabilities or balancing accounts	267		(1)	(7)	-		(2)	257
Purchases, issuances, and settlements	-		-	33	14		-	47
Transfers in/out of Level 3	-		-	-	-		-	-
Asset (liability) Balance as of June 30, 2008	$382		$7	$95	$(55)		$(6)	$423

Earnings for the period were impacted by a $1 million unrealized loss relating to assets or liabilities still held at the reporting date.

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

(3)Excludes taxes on appreciation of investment value and cash and cash equivalents.

Utility
(in millions)	Price Risk Management Instruments		Nuclear Decommissioning Funds(2)	Long-term Disability	Other	Total
Asset (liability) Balance as of January 1, 2008	$115	(1)	$8	$69	$(4)	$188
Realized and unrealized gains (losses):
Included in earnings	-		-	-	-	-
Included in regulatory assets and liabilities or balancing accounts	267		(1)	(7)	(2)	257
Purchases, issuances, and settlements	-		-	33	-	33
Transfers in/out of Level 3	-		-	-	-	-
Asset (liability) Balance as of June 30, 2008	$382		$7	$95	$(6)	$478

Earnings for the period were not impacted by unrealized gains or (losses) relating to assets or liabilities still held at the reporting date.

(1) Includes the impact of the $48 million retrospective adjustment related to the CRRs on January 1, 2008. Additionally, the balance includes the impact of netting adjustments in accordance with the requirements of FIN 39-1 of $6 million.

(2)Excludes taxes on appreciation of investment value and cash and cash equivalents.

The following table is a reconciliation of changes in fair value of instruments that have been classified as Level 3 in the fair value hierarchy for the three-month period ended June 30, 2008:

PG&E Corporation
(in millions)	Price Risk Management Instruments	Nuclear Decommissioning Funds(1)	Long-term Disability	Dividend Participation Rights	Other	Total
Asset (liability) Balance as of March 31, 2008	$299	$7	$103	$(63)	$(2)	$344
Realized and unrealized gains (losses):
Included in earnings	-	-	-	1	-	1
Included in regulatory assets and liabilities or balancing accounts	83	-	(1)	-	(4)	78
Purchases, issuances, and settlements	-	-	(7)	7	-	-
Transfers in/out of Level 3	-	-	-	-	-	-
Asset (liability) Balance as of June 30, 2008	$382	$7	$95	$(55)	$(6)	$423

Earnings for the period were impacted by a $1 million unrealized gain relating to assets or liabilities still held at the reporting date.

(1) Excludes taxes on appreciation of investment value and cash and cash equivalents.

Utility
(in millions)	Price Risk Management Instruments	Nuclear Decommissioning Funds(1)	Long-term Disability	Other	Total
Asset (liability) Balance as of March 31, 2008	$299	$7	$103	$(2)	$407
Realized and unrealized gains (losses):
Included in earnings	-	-	-	-	-
Included in regulatory assets and liabilities or balancing accounts	83	-	(1)	(4)	78
Purchases, issuances, and settlements	-	-	(7)	-	(7)
Transfers in/out of Level 3	-	-	-	-	-
Asset (liability) Balance as of June 30, 2008	$382	$7	$95	$(6)	$478

Earnings for the period were not impacted by unrealized gains or (losses) relating to assets or liabilities still held at the reporting date.

(1) Excludes taxes on appreciation of investment value and cash and cash equivalents.

PG&E Corporation and the Utility do not have any nonrecurring financial measurements that are within the scope of SFAS No. 157 as of June 30, 2008.

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

	Three Months Ended		Six Months Ended		Receivable (Payable) Balance Outstanding at
	June 30,		June 30,		June 30,	December
(in millions)	2008	2007	2008	2007	2008	2007
Utility revenues from:
Administrative services provided to PG&E Corporation	$1	$1	$2	$2	$-	$2
Utility employee benefit assets due from PG&E Corporation	-	-	-	-	27	27
Interest from PG&E Corporation on employee benefit assets	-	1	-	1	-	-
Utility expenses from:

Administrative services received from PG&E Corporation	$28	$28	$52	$52	$(24)	$(28)
Utility employee benefit assets due to PG&E Corporation	1	1	1	2	-	-

NOTE 10: RESOLUTION OF REMAINING CHAPTER 11 DISPUTED CLAIMS

Various electricity suppliers filed claims in the Utility’s proceeding under Chapter 11 seeking payment for energy supplied to the Utility’s customers through the wholesale electricity markets operated by the CAISO and the California Power Exchange (“PX”) between May 2000 and June 2001.  These claims, which the Utility disputes (“Disputed Claims”), are being addressed in various FERC and judicial proceedings in which the State of California, the Utility, and other electricity purchasers, are seeking refunds from electricity suppliers, including municipal and governmental entities, for overcharges incurred in the CAISO and the PX wholesale electricity markets between May 2000 and June 2001.

While the FERC and judicial proceedings have been pending, the Utility entered into a number of settlements with various electricity suppliers to resolve some of these Disputed Claims and to resolve the Utility's refund claims against these electricity suppliers.  These settlement agreements provide that the amounts payable by the parties are, in some instances, subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC.  The proceeds from these settlements, after deductions for contingencies based on the outcome of the various refund offset and interest issues being considered by the FERC, will continue to be refunded to customers in rates.  Additional settlement discussions with other electricity suppliers are ongoing.  Any net refunds, claim offsets, or other credits that the Utility receives from energy suppliers through resolution of the remaining Disputed Claims, either through settlement or the conclusion of the various FERC and judicial proceedings, will also be credited to customers.

As of June 30, 2008, the Utility’s liability for the remaining net Disputed Claims was approximately $1.7 billion, consisting of approximately $1.6 billion of remaining Disputed Claims (classified on the Condensed Consolidated Balance Sheet as accounts payable) and interest accrued at the FERC-ordered rate of $0.6 billion (classified on the Condensed Consolidated Balance Sheet as interest payable) offset by an accounts receivable from the CAISO and the PX of approximately $0.5 billion (included within accounts receivable on the Condensed Consolidated Balance Sheet).  These amounts do not include potential remaining refund amounts that may be due to the Utility as a result of the FERC refund proceedings.

As of June 30, 2008, the Utility held $1.2 billion in escrow, including approximately $0.1 billion of earned interest, for payment of the remaining net Disputed Claims (classified as Restricted Cash in the Condensed Consolidated Balance Sheet).

Interest accrues on the liability for Disputed Claims at the FERC-ordered rate, which is higher than the rate earned by the Utility on the escrow balance.  Although the Utility has been collecting the difference between the accrued interest and the earned interest from customers, this amount is not held in escrow.  If the amount of interest accrued at the FERC-ordered rate is greater than the amount of interest ultimately determined to be owed with respect to Disputed Claims, the Utility would refund to customers any excess net interest collected from customers.  The amount of any interest that the Utility may be required to pay will depend on the final amounts to be paid by the Utility with respect to the Disputed Claims.

PG&E Corporation and the Utility are unable to predict when the FERC or judicial proceedings will be resolved, and the amount of any potential refunds that the Utility may receive or the amount of Disputed Claims, including interest, the Utility will be required to pay.

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

Commitments

Utility

Third-Party Power Purchase Agreements

As part of the ordinary course of business, the Utility enters into various agreements to purchase electricity and makes payments under existing power purchase agreements.  At June 30, 2008, the undiscounted future expected power purchase agreement payments based on June 30, 2008 forward prices were as follows:

(in millions)
2008	$1,526
2009	2,877
2010	2,653
2011	2,609
2012	2,481
Thereafter	19,924
Total	$32,070

Payments made by the Utility under power purchase agreements amounted to approximately $2,284 million and $1,504 million for the six months ended June 30, 2008 and June 30, 2007, respectively.  The amounts above do not include payments related to the California Department of Water Resources (“DWR”) purchases for the benefit of the Utility’s customers, as the Utility only acts as an agent for the DWR.

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

(in millions)
2008	$29
2009	50
2010	50
2011	50
2012	50
Thereafter	253
Total fixed capacity payments	482
Less: Amount representing interest	(120)
Present value of fixed capacity payments	$362

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

At June 30, 2008, the Utility's undiscounted obligations for natural gas purchases and gas transportation services were as follows:

(in millions)
2008	$1,074
2009	915

2010	93
2011	80
2012	49
Thereafter	199
Total	$2,410

Payments for natural gas purchases and gas transportation services amounted to approximately $1,589 million and $1,230 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

Contingencies

PG&E Corporation

PG&E Corporation retains a guarantee related to certain indemnity obligations of its former subsidiary, National Energy & Gas Transmission, Inc. (“NEGT”), that were issued to the purchaser of an NEGT subsidiary company.  PG&E Corporation's sole remaining exposure relates to any potential environmental obligations that were known to NEGT at the time of the sale but not disclosed to the purchaser, and is limited to $150 million.  PG&E Corporation has not received any claims nor does it consider it probable that any claims will be made under the guarantee.  At June 30, 2008, PG&E Corporation’s potential exposure under this guarantee was immaterial and PG&E Corporation has not made any provision for this guarantee.

Utility

Application to Recover Hydroelectric Facility Divestiture Costs

On April 14, 2008, the Utility filed an application with the CPUC requesting authorization to recover approximately $47 million, including $12.2 million of interest, of the costs it incurred in connection with the Utility’s efforts to determine the market value of its hydroelectric generation facilities in 2000 and 2001.  These efforts were undertaken at the direction of the CPUC in preparation for the planned divestiture of the facilities to further the development of a competitive generation market in California.  In 2003, the CPUC determined that the amount of these costs at the time, $34.8 million, was reasonable and authorized the Utility to track these costs and seek authorization to recover these costs in the future if the hydroelectric generation facilities were ultimately not divested.  The Utility continues to own its hydroelectric generation assets.  On May 19, 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) filed a protest to the Utility’s application.  On June 11, 2008, the CPUC administrative law judge overseeing the proceeding granted the DRA's request to conduct an audit of the Utility’s related accounting records.  The audit must be completed by August 6, 2008.  The procedural schedule will be set after the audit is reviewed.  PG&E Corporation and the Utility are unable to predict whether the CPUC will approve recovery of these costs.

California Department of Water Resources Contracts

Electricity purchased under the DWR allocated contracts with various generators provided approximately 15.2% of the electricity delivered to the Utility's customers for the six months ended June 30, 2008.  The DWR remains legally and financially responsible for its electricity procurement contracts.  The Utility acts as a billing and collection agent of the DWR's revenue requirements from the Utility's customers.

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

The CPUC has been holding various workshops with interested parties to investigate whether DWR can terminate its obligations under the power purchase contracts, by assignment or otherwise.

Incentive Ratemaking for Energy Efficiency Programs

The CPUC has established an incentive ratemaking mechanism applicable to the California investor-owned utilities’ implementation of their energy efficiency programs funded for the 2006-2008 and 2009-2011 program cycles.  The maximum amount of incentives that the Utility may receive and the amount of any reimbursement obligations the Utility may incur over the 2006-2008 program cycle is $180 million.  The financial impact will depend on the amount of any shareholder incentives the Utility may receive or the amount of any reimbursement obligations the Utility may incur based on the level of energy efficiency savings actually achieved over the three-year program cycle and when the applicable accounting standard for recognizing incentives or reimbursement obligations is met.

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

Severance

In connection with the Utility’s initiatives to streamline processes and achieve cost and operating efficiencies, the Utility is eliminating and consolidating various employee positions.  As a result, the Utility has incurred severance costs and expects that it will incur additional severance costs.  The amount of future severance costs will depend on many variables, including whether affected employees elect to receive severance benefits or reassignment, the number of available vacant positions for those seeking reassignment, and for those employees who elect severance benefits, their years of service and annual salaries.  At June 30, 2008, the Utility estimated future severance costs will range from $32 million to $52 million, given the uncertainty of each of these variables.  The Utility has recorded a liability of $32 million as of June 30, 2008.  The following table presents the changes in the liability from December 31, 2007:

(in millions)
Balance at December 31, 2007	$30
Additional severance accrued	15
Less: Payments	(13)
Balance at June 30, 2008	$32

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

The cost of environmental remediation is difficult to estimate.  The Utility records an environmental remediation liability when site assessments indicate remediation is probable and it can estimate a range of possible clean-up costs.  The Utility reviews its remediation liability on a quarterly basis.  The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure using current technology, and considering enacted laws and regulations, experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties.  Unless there is a better estimate within this range of possible costs, the Utility records the costs at the lower end of this range.  The Utility estimates the upper end of this cost range using possible outcomes that are least favorable to the Utility.  It is reasonably possible that a change in these estimates may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives.

The Utility had an undiscounted and gross environmental remediation liability of approximately $538 million at June 30, 2008, and approximately $528 million at December 31, 2007.  The $538 million accrued at June 30, 2008 consists of:

•	Approximately $221 million for remediation at the Hinkley and Topock natural gas compressor sites;

•	Approximately $83 million related to remediation at divested generation facilities;

•
Approximately $182 million related to remediation costs for the Utility’s generation and other facilities, third-party disposal sites, and manufactured gas plant sites owned by the Utility or third parties (including those sites that are the subject of remediation orders by environmental agencies or claims by the current owners of the former manufactured gas plant sites); and

•	Approximately $52 million related to remediation costs for fossil decommissioning sites.

Of the approximately $538 million environmental remediation liability, approximately $126 million has been included in prior rate setting proceedings.  The Utility expects that an additional amount of approximately $328 million will be recoverable in future rates.  The Utility also recovers its costs from insurance carriers and from other third parties whenever possible.  Any amounts collected in excess of the Utility's ultimate obligations may be subject to refund to customers.

The Utility's undiscounted future costs could increase to as much as $895 million if the other potentially responsible parties are not financially able to contribute to these costs, or if the extent of contamination or necessary remediation is greater than anticipated, and could increase further if the Utility chooses to remediate beyond regulatory requirements.  The amount of approximately $895 million does not include any estimate for any potential costs of remediation at former manufactured gas plant sites owned by others, unless the Utility has assumed liability for the site, the current owner has asserted a claim against the Utility, or the Utility has otherwise determined it is probable that a claim will be asserted.

The Utility's Diablo Canyon power plant uses a process known as “once through cooling” that takes in water from the ocean to cool the generating facility and discharges the heated water back into the ocean.  There is continuing uncertainty about the status of state and federal regulations issued under Section 316(b) of the Clean Water Act which require that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts.  In July 2004, the U.S. Environmental Protection Agency (“EPA”) issued regulations to implement Section 316(b) intended to reduce impacts to aquatic organisms by establishing a set of performance standards for cooling water intake structures.  These regulations provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis.  The EPA regulations also allowed the use of environmental mitigation or restoration to meet compliance requirements in certain cases.  In response to the EPA regulations, the California State Water Resources Control Board (“Water Board”) issued a proposed policy to address once through cooling.  The Water Board’s current proposal would require the installation of cooling towers at nuclear facilities by January 1, 2021, unless the installation of cooling towers would conflict with a nuclear safety requirement.

Various parties separately challenged the EPA's regulations and in January 2007, the U.S. Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision holding that environmental restoration cannot be used as a compliance option and that site-specific compliance variances based on a cost-benefit test could not be used.  The Second Circuit remanded significant provisions of the regulations to the EPA for reconsideration and in July 2007 the EPA suspended its regulations.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision regarding the cost-benefit test and a decision is expected by mid-2009.  Depending on the form of the final regulations that may ultimately be adopted by the EPA or the Water Board, the Utility may incur significant capital expense to comply with the final regulations, which the Utility would seek to recover through rates.  If either the final regulations adopted by the EPA or the Water Board require the installation of cooling towers at Diablo Canyon, and if installation of such cooling towers is not technically or economically feasible, the Utility may be forced to cease operations at Diablo Canyon and may incur a material charge.

California Labor Code Issues

Approximately 12,929 of the Utility’s employees are covered by collective bargaining agreements.  Employees in California are entitled to an unpaid, uninterrupted 30-minute duty-free meal period for every four hours of work.  California Labor Code Section 226.7 prohibits employers from requiring employees to work during any mandated meal.  Employers who fail to provide the mandated meal period must provide the employee with one additional hour of pay at the employee's regular rate of compensation for each work day that the meal period is not provided.  If the employee worked during the 30-minute unpaid meal period, the employer must also pay the employee for this time.

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

In June 2007, the Utility and the IBEW reached an agreement under which employees whose eight-hour shifts do not allow for an uninterrupted 30-minute meal break will be paid one hour of pay for each 30-minute meal period missed going back 39 months.  In July 2007, the Utility established a joint committee composed of the IBEW and Utility representatives to review the Utility’s current collective bargaining agreements to ensure compliance with California labor law in light of the California Supreme Court’s ruling.  The Utility is continuing to investigate whether other employees may be entitled to payment for a missed or delayed meal.  In connection with these matters, the Utility has paid approximately $24 million as of June 30, 2008.  At June 30, 2008, the Utility has accrued an additional $5.1 million for probable future payments.  The Utility is unable to estimate the additional amount of loss it may incur in connection with this matter.  The ultimate outcome of these matters may have a material adverse impact on PG&E Corporation’s and the Utility’s financial condition or results of operations.

Tax Matters

In the first quarter of 2008, PG&E Corporation reached a settlement with the Internal Revenue Service (“IRS”) appellate division for tax years 1997-2000.  On July 9, 2008, PG&E Corporation was notified that the U.S. Congress’ Joint Committee on Taxation (“Joint Committee”) had approved the settlement.  This settlement did not result in material changes to the amount of unrecognized tax benefits that PG&E Corporation recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

On June 20, 2008, PG&E Corporation reached an agreement with the IRS regarding a change in accounting method related to the capitalization of indirect service costs for tax years 2001-2004.  This agreement resulted in a $29 million benefit from a reduction in interest expense accrued on unrecognized tax benefits partially offset by a $15 million liability associated with unrecognized state tax benefits, for a net tax benefit of approximately $14 million.  On June 27, 2008, PG&E Corporation agreed to a revenue agent report (“RAR”) from the IRS that reflected this agreement and resolved all 2001-2002 audit issues, except a dispute relating to PG&E Corporation’s entitlement to $104 million of synthetic fuel tax credits, which was referred to the IRS appellate division, and all 2003-2004 audit issues.  The IRS will forward the RAR to the IRS appellate division, and it will be finalized when PG&E Corporation and the IRS appellate division resolve the issue regarding synthetic fuel tax credits.  At that time, the RAR will be submitted to the Joint Committee for approval.

As a result of the anticipated resolution of the 2001-2004 audits as described above, it is reasonably possible that the liability associated with unrecognized tax benefits could decrease in the next 12 months by an amount ranging from $0 to $200 million for PG&E Corporation, of which $0 to $100 million is related to the Utility.

The IRS is currently auditing tax years 2005-2006.  PG&E Corporation filed its federal return for tax year 2007 in July 2008.  Beginning in tax year 2008, PG&E Corporation began participating in the IRS’ Compliance Assurance Process, a real-time audit process intended to expedite the resolution of issues raised during audits.

Currently, PG&E Corporation has $268 million of federal capital loss carry forwards based on tax returns as filed, primarily resulting from the disposition of NEGT stock in 2004.  The majority of the federal capital loss carry forwards, if not used by December 2009, will expire.  The settlement of the 2001-2004 audits may result in utilization of a significant portion of the federal capital loss carry forwards.  However, because the settlement is subject to the Joint Committee’s approval, PG&E Corporation has not recognized any benefits from the federal capital loss carry forwards.

The California Franchise Tax Board is currently auditing PG&E Corporation’s 2004 and 2005 combined California income tax returns.  To date, no material adjustments have been proposed.  In addition to the federal capital loss carry forwards, PG&E Corporation has $2.1 billion of California capital loss carry forwards based on tax returns as filed, the majority of which, if not used by December 2008, will expire.

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

The accrued liability for legal matters is included in PG&E Corporation's and the Utility's Current Liabilities - Other in the Condensed Consolidated Balance Sheets, and totaled approximately $51 million at June 30, 2008 and approximately $78 million at December 31, 2007.

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

The Utility served approximately 5.1 million electricity distribution customers and approximately 4.3 million natural gas distribution customers at June 30, 2008.  The Utility had approximately $38.3 billion in assets at June 30, 2008 and generated revenues of approximately $7.3 billion in the six months ended June 30, 2008.

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

This is a combined quarterly report of PG&E Corporation and the Utility, and includes separate Condensed Consolidated Financial Statements for each of these two entities.  PG&E Corporation's Condensed Consolidated Financial Statements include the accounts of PG&E Corporation, the Utility, and other wholly owned and controlled subsidiaries.  The Utility's Condensed Consolidated Financial Statements include the accounts of the Utility and its wholly owned and controlled subsidiaries which the Utility is required to consolidate under applicable accounting standards and variable interest entities for which the Utility absorbs a majority of the risk of loss or gain.  This combined Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of PG&E Corporation and the Utility should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in this quarterly report, as well as the MD&A, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements incorporated by reference in the 2007 Annual Report.

Summary of Changes in Earnings per Common Share and Net Income for the Three and Six Months Ended June 30, 2008

               For the three months ended June 30, 2008, PG&E Corporation’s diluted earnings per common share (“EPS”) was $0.80 compared to $0.74 for the same period in 2007.  For the six months ended June 30, 2008, PG&E Corporation’s diluted EPS was $1.42 compared to $1.45 for the same period in 2007.  PG&E Corporation’s net income for the three months ended June 30, 2008 increased by approximately $24 million, or 9%, to $293 million, compared to $269 million for the same period in 2007.  For the six months ended June 30, 2008, net income decreased by approximately $8 million, or 2%, to $517 million, compared to $525 million for the same period in 2007.

The increase in diluted EPS and net income for the three months ended June 30, 2008 compared to the same period in 2007 is primarily due to (1) the Utility’s return on equity (“ROE”) on higher authorized capital investments (representing a $23 million increase in net income as compared to the same period in the prior year), and (2) lower refueling expenses at the Diablo Canyon nuclear generating facilities (“Diablo Canyon”) than the prior year due to the timing of the outage (resulting in a $21 million increase in net income).  These increases to net income were partially offset by increased operating and maintenance expenses associated with the natural gas system (resulting in a $6 million decrease in net income as compared to the same period in the prior year).

The decrease in diluted EPS and net income for the six months ended June 30, 2008 compared to the same period in 2007 is primarily due to (1) higher storm and outage-related costs, largely due to severe winter weather that occurred in January 2008 (resulting in a $26 million decrease in net income as compared to the same period in the prior year), (2)

increased refueling expenses at Diablo Canyon as compared to the same period in the prior year resulting from an extended outage to replace the steam generators in one of the nuclear generating units (resulting in a $6 million decrease in net income), (3) increased operating and maintenance expenses associated with the natural gas system (resulting in a $10 million decrease in net income), and (4) other increased expenses (resulting in a $16 million decrease in net income).  Most of the decreases in net income was offset by the Utility’s ROE on higher authorized capital investments (representing a $51 million increase in net income as compared to the same period in the prior year).

Key Factors Affecting Results of Operations and Financial Condition

PG&E Corporation’s and the Utility’s results of operations and financial condition depend primarily on whether the Utility is able to operate its business within authorized revenue requirements, timely recover its authorized costs, and earn its authorized rate of return.  A number of factors have had, or are expected to have, a significant impact on PG&E Corporation's and the Utility's results of operations and financial condition, including:

•
The Outcome of Regulatory Proceedings and the Impact of Ratemaking Mechanisms.  The amount of the Utility’s revenues and the amount of costs that the Utility is authorized to recover from customers are primarily determined through regulatory proceedings.  Most of the Utility’s revenue requirements are based on its costs of service, in proceedings such as the General Rate Case (“GRC”) filed with the CPUC and transmission owner (“TO”) rate cases filed with the FERC.  On July 30, 2008, the Utility filed a new TO rate case requesting a retail revenue requirement of approximately $849 million and a rate increase, effective October 1, 2008, to recover the costs associated with significant electric transmission infrastructure expansion and replacement.  From time to time, the Utility also files separate applications requesting the CPUC or the FERC to authorize additional revenue requirements for specific projects, such as new power plants, gas or electric transmission projects, and the advanced metering infrastructure.  On May 15, 2008, the Utility requested that the CPUC approve additional funding to improve customer service and reliability beyond the level assumed in the last GRC.  The Utility’s revenues can also be affected by incentive ratemaking, such as the CPUC’s customer energy efficiency shareholder incentive mechanism.  The amount of incentives the Utility may receive and the amount of any reimbursement obligations the Utility may incur will depend on the level of energy efficiency savings actually achieved over the three-year program cycles (2006-2008 and 2009-2011).  (See “Regulatory Matters” below.)  Finally, the outcome of regulatory proceedings may also be affected by increases in the prices of natural gas and electricity as these costs are passed through to customers in the form of higher rates.

•
Capital Structure and Return on Common Equity.  On May 29, 2008, the CPUC adopted a new three-year cost of capital mechanism to replace the CPUC’s annual cost of capital proceeding.  The Utility’s current authorized capital structure, including a 52% common equity component, will be maintained through 2010.  The Utility’s current authorized cost of capital, including a ROE of 11.35% on its electric and natural gas distribution and electric generation rate base, will be maintained through 2010, unless the annual automatic adjustment mechanism established by the CPUC is triggered.  The Utility can apply for an adjustment to either the capital structure or cost of capital sooner based on extraordinary circumstances.  (See “Regulatory Matters” below.)  In September 2007, the FERC accepted the Utility’s request to earn a ROE of 12% on its electric transmission rate base, as part of the annual TO rate case, effective March 1, 2008, subject to hearing and refund.

•
The Ability of the Utility to Control Costs.  The Utility’s revenue requirements are primarily set based on forecasted operating expenses and capital expenditures.  The Utility’s revenue requirements are designed to allow the Utility to earn an ROE, as well as to recover depreciation, tax, and interest expense associated with authorized capital expenditures.  Material differences in the amount or timing of forecasted and actual operating expenses and capital expenditures can materially affect the Utility’s ability to earn its authorized rate of return and the amount of PG&E Corporation’s net income available for shareholders.  In particular, the Utility anticipates that it will incur higher expenses than originally forecasted in the GRC in connection with the operations and maintenance of its natural gas system and maintenance of aging infrastructure.  The Utility intends to continue its efforts to identify and implement initiatives to achieve operational efficiencies to create future sustainable cost-savings and to offset increased spending related to the natural gas system and the increasing cost of materials.  (See “Results of Operations – Operating and Maintenance” below.)  When capital is placed in service at a higher rate than forecasted, the Utility incurs associated depreciation, property tax, and interest expense.  The Utility does not recover an ROE on the higher level of capital expenditures until added to rate base in future rate cases.  The Utility’s financial condition and results of operations will be impacted by the amount of revenue requirements it is authorized to recover, the amount and timing of its capital expenditures, and whether the Utility is able to manage its operating costs and capital expenditures within authorized revenues.

•
The Amount and Timing of Debt and Equity Financing Needs.  The Utility’s needs for additional financing during 2008 and future years will be affected by the amount and timing of capital expenditures, as well as by the amount and timing of interest payments related to the remaining disputed claims that were made by electricity suppliers in the Utility’s proceeding under Chapter 11 of the U.S. Bankruptcy Code (“Disputed Claims”).  (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.)  In addition, the Utility’s financing needs will be affected by when certain pollution control bonds aggregating $454 million that the Utility repurchased during March and April 2008 can be resold.  The Utility’s financial condition and results of operations will be affected by the interest rates, timing, and terms and conditions of any such financings.  The timing and amount of PG&E Corporation’s future equity contributions to the Utility will affect the timing and amount of any PG&E Corporation equity issuances and/or debt issuances which, in turn, will affect PG&E Corporation’s results of operations and financial condition.  (See “Liquidity and Financial Resources” below.)

In addition to the key factors discussed above, PG&E Corporation’s and the Utility’s future results of operations and financial condition are subject to the risk factors discussed in the section entitled “Risk Factors” in the 2007 Annual Report and the section entitled “PART II Item 1A. Risk Factors” below.

FORWARD-LOOKING STATEMENTS

This combined quarterly report on Form 10-Q, including the MD&A, contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, anticipated costs and savings associated with the Utility’s efforts to identify and implement initiatives to achieve operational efficiencies and to create future sustainable cost-savings, estimated capital expenditures, estimated environmental remediation liabilities, estimated tax liabilities, the anticipated outcome of various regulatory and legal proceedings, future cash flows, and the level of future equity or debt issuances, and are also identified by words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “aim,” “may,” “might,” “should,” “would,” “could,” “goal,” “potential,” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•	the Utility’s ability to manage capital expenditures and operating expenses within authorized levels and recover such costs through rates in a timely manner;

•	the outcome of regulatory proceedings, including pending and future ratemaking proceedings at the CPUC and the FERC;

•	the adequacy and price of electricity and natural gas supplies, and the ability of the Utility to manage and respond to the volatility of the electricity and natural gas markets;

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

•	operating performance of Diablo Canyon, the occurrence of unplanned outages at Diablo Canyon, or the temporary or permanent cessation of operations at Diablo Canyon;

•	whether the Utility can maintain the cost savings it has recognized from operating efficiencies it has achieved and identify and successfully implement additional sustainable cost-saving measures;

•	whether the Utility incurs substantial unanticipated expense to improve the safety and reliability of its electric and natural gas distribution systems;

•	whether the Utility achieves the CPUC’s energy efficiency targets and recognizes any incentives the Utility may earn in a timely manner;

•	the impact of changes in federal or state laws, or their interpretation, on energy policy and the regulation of utilities and their holding companies;

•	the impact of changing wholesale electric or gas market rules, including new rules of the California Independent System Operator (“CAISO”) to restructure the California wholesale electricity market;

•	how the CPUC administers the conditions imposed on PG&E Corporation when it became the Utility’s holding company;

•	the extent to which PG&E Corporation or the Utility incurs costs and liabilities in connection with litigation that are not recoverable through rates, from insurance, or from other third parties;

•	the ability of PG&E Corporation and/or the Utility to access capital markets and other sources of credit in a timely manner on favorable terms;

•	the impact of environmental laws and regulations and the costs of compliance and remediation;

•	the effect of municipalization, direct access, community choice aggregation, or other forms of bypass; and

•	the impact of changes in federal or state tax laws, policies, or regulations.

              For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation's and the Utility's future financial condition and results of operations, see the discussion in the section entitled “Risk Factors” in the 2007 Annual Report and the section entitled “Part II Item 1A. Risk Factors” below.  PG&E Corporation and the Utility do not undertake an obligation to update forward-looking statements, whether in response to new information, future events or otherwise.

RESULTS OF OPERATIONS

               The table below details certain items from the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Utility
Electric operating revenues	$2,645	$2,359	$5,159	$4,534
Natural gas operating revenues	933	828	2,152	2,009
Total operating revenues	3,578	3,187	7,311	6,543
Cost of electricity	1,097	884	2,124	1,607
Cost of natural gas	487	396	1,262	1,150
Operating and maintenance	991	921	2,027	1,840
Depreciation, amortization, and decommissioning	418	430	820	859
Total operating expenses	2,993	2,631	6,233	5,456
Operating income	585	556	1,078	1,087
Interest income	33	35	57	83
Interest expense	(178)	(178)	(358)	(360)
Other income, net(1)	3	11	19	17
Income before income taxes	443	424	796	827
Income tax provision	134	154	254	299
Income available for common stock	$309	$270	$542	$528
PG&E Corporation, Eliminations and Other(2)
Operating revenues	$-	$-	$-	$-
Operating expenses	1	1	1	3
Operating loss	(1)	(1)	(1)	(3)
Interest income	-	2	2	6
Interest expense	(7)	(7)	(14)	(15)
Other expense, net	(2)	(1)	(16)	(3)
Loss before income taxes	(10)	(7)	(29)	(15)
Income tax provision (benefit)	6	(6)	(4)	(12)
Net loss	$(16)	$(1)	$(25)	$(3)
Consolidated Total
Operating revenues	$3,578	$3,187	$7,311	$6,543
Operating expenses	2,994	2,632	6,234	5,459
Operating income	584	555	1,077	1,084
Interest income	33	37	59	89
Interest expense	(185)	(185)	(372)	(375)
Other income, net(1)	1	10	3	14
Income before income taxes	433	417	767	812
Income tax provision	140	148	250	287
Net income	$293	$269	$517	$525

(1) Includes preferred stock dividend requirement as other expense.
(2) PG&E Corporation eliminates all intercompany transactions in consolidation.

Utility

The following presents the Utility's operating results for the three and six months ended June 30, 2008 and 2007.

Electric Operating Revenues

The Utility provides electricity to residential, industrial, and small and large commercial customers through its own generation facilities and through contracts with third parties under power purchase agreements.  In addition, the Utility relies on electricity provided under long-term contracts entered into by the California Department of Water Resources (“DWR”) to meet a material portion of the Utility’s customers’ demand (“load”).  The Utility’s electric operating revenues consist of amounts charged to customers for electricity generation and procurement and for electric transmission and distribution services, as well as amounts charged to customers to recover the cost of public purpose programs, energy efficiency programs, and demand side management.

The following table provides a summary of the Utility's electric operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Electric revenues	$2,948	$2,868	$5,789	$5,594
DWR pass-through revenues(1)	(303)	(509)	(630)	(1,060)
Total electric operating revenues	$2,645	$2,359	$5,159	$4,534
Total electricity sales (in Gigawatt hours)(2)	18,141	16,177	35,477	30,955

(1)These are revenues collected on behalf of the DWR for electricity allocated to the Utility’s customers under contracts between the DWR and power suppliers, and are not included in the Utility's Condensed Consolidated Statements of Income.

(2)These volumes exclude electricity provided by DWR.

The Utility’s electric operating revenues increased by approximately $286 million, or 12%, in the three months ended June 30, 2008 and approximately $625 million, or 14%, in the six months ended June 30, 2008, compared to the same periods in 2007 mainly due to the following factors:

•
Electricity procurement costs, which are passed through to customers, increased by approximately $208 million in the three months ended June 30, 2008 and approximately $505 million in the six months ended June 30, 2008, primarily due to an increase in the volume of power purchased by the Utility following the DWR’s termination of a power purchase contract in December 2007 and during the scheduled outage at Diablo Canyon, and increases in purchased power prices.  (See “Cost of Electricity” below.)

•
Electric operating revenues to fund public purpose and energy efficiency programs increased by approximately $62 million in the three months ended June 30, 2008 and approximately $138 million in the six months ended June 30, 2008.  (See “Operating and Maintenance” below.)

•
Base revenue requirements increased by approximately $26 million in the three months ended June 30, 2008 and approximately $51 million in the six months ended June 30, 2008, as a result of attrition adjustments as authorized in the 2007 GRC.

•
Electric transmission revenues increased by approximately $12 million in the three months ended June 30, 2008 and approximately $27 million in the six months ended June 30, 2008, primarily due to an increase in rates as authorized in the current TO rate case.

•
Other electric operating revenues, including revenues to recover costs related to the Diablo Canyon steam generator replacement project and revenues to fund the Smart MeterTM advanced metering project, increased by approximately $43 million in the three months ended June 30, 2008 and approximately $39 million in the six months ended June 30, 2008.  (See “Capital Expenditures” below.)

These increases were partially offset by a decrease of approximately $65 million in the three months ended June 30, 2008 and approximately $135 million in the six months ended June 30, 2008, representing the amount of revenue collected during these periods for payment of principal and interest on the Rate Reduction Bonds (“RRBs”) that matured in December 2007.

The Utility’s electric operating revenues for 2009 and 2010 are expected to increase, as authorized by the CPUC in the 2007 GRC.  The Utility’s electric operating revenues for future years are also expected to increase as authorized by the FERC in the TO rate cases.  In addition, the Utility expects to continue to collect revenue requirements related to CPUC-approved capital expenditures outside the GRC, including the new Utility-owned generation projects and the SmartMeterTM advanced metering project.  Revenues would also increase to the extent the CPUC approves the Utility’s proposal for other capital projects.  (See “Capital Expenditures” below.)  Revenue requirements associated with new or expanded public purpose, energy efficiency, and demand response programs will also result in increased electric operating revenues.  Finally, future electric operating revenues will increase as the Utility’s electricity procurement costs increase, as discussed under “Cost of Electricity” below.

Cost of Electricity

The Utility's cost of electricity includes electricity purchase costs and the cost of fuel used by its generation facilities or supplied to other facilities under tolling agreements.  The Utility’s cost of purchased power and the cost of fuel used in Utility-owned generation are passed through to customers.  The Utility’s cost of electricity excludes costs associated with the Utility’s own generation facilities, which are included in Operating and Maintenance expense in the Condensed Consolidated Statements of Income.  The cost of electricity provided under power purchase agreements between the DWR and various power suppliers is also excluded from the Utility’s cost of electricity.

The following table provides a summary of the Utility's cost of electricity and the total amount and average cost of purchased power:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Cost of purchased power	$1,140	$892	$2,178	$1,620
Proceeds from surplus sales allocated to the Utility	(90)	(46)	(135)	(88)
Fuel used in own generation	47	38	81	75
Total cost of electricity	$1,097	$884	$2,124	$1,607
Average cost of purchased power per kWh	$0.089	$0.084	$0.088	$0.087
Total purchased power (in millions of kWh)	12,862	10,629	24,652	18,683

The Utility's total cost of electricity increased by approximately $213 million, or 24%, in the three months ended June 30, 2008 and by approximately $517 million, or 32%, in the six months ended June 30, 2008, compared to the same periods in 2007.  These increases were primarily driven by increases in the total volume of purchased power of 2,233 million kilowatt-hours (“kWh”), or 21%, for the three months ended June 30, 2008 and 5,969 million kWh, or 32%, for the six months ended June 30, 2008.  Following the DWR’s termination of its power purchase agreement with Calpine Corporation in December 2007, the volume of power provided by the DWR to the Utility’s customers decreased.  As a result, the Utility was required to increase its purchases of power from third parties to meet customer load.  In addition, during the three and six months ended June 30, 2008, the Utility increased the volume of power it purchased from third parties during the extended outage at Diablo Canyon Unit 2 that lasted from February through mid-April 2008. (See “Operating and Maintenance” below.)  In comparison, because the refueling outage of Diablo Canyon Unit 1 occurred entirely during May 2007, the increase in the volume of purchased power for the same periods in 2007 was lower.  Higher market prices also contributed to an increase in the cost of purchased power for the three and six months ended June 30, 2008 compared to the same periods in 2007.

Various factors will affect the Utility’s future costs of electricity, including the market prices for electricity and natural gas, the level of hydroelectric and nuclear power that the Utility produces, the cost of procuring more renewable energy, changes in customer demand, and the amount and timing of power purchases needed to replace power previously supplied under the DWR contracts as those contracts are terminated or expired.  The Utility expects that its cost of electricity in 2008 will continue to increase as the Utility continues to purchase replacement power due to the DWR’s termination of its power purchase agreement with Calpine Corporation in December 2007.  The Utility also anticipates lower output from the Utility’s hydroelectric generation facilities caused by lower than normal precipitation resulting in increases of purchased power.  In addition, rising natural gas prices are expected to increase the Utility’s cost of electricity for the remainder of 2008 and future years.  The Utility’s future cost of electricity also may be affected by federal or state legislation or rules which may be adopted to regulate the emissions of greenhouse gases from the Utility’s electricity generating facilities or the generating facilities from which the Utility procures electricity.  As directed by recent California legislation, the CPUC has already adopted an interim greenhouse gas emissions performance standard that would apply to electricity procured or generated by the Utility.

Natural Gas Operating Revenues

The Utility sells natural gas and natural gas transportation services.  The Utility’s transportation services are provided by a transmission system and a distribution system.  The transmission system transports gas throughout California for delivery to the Utility's distribution system which, in turn, delivers natural gas to end-use customers.  The transmission system also delivers natural gas to large end-use customers who are connected directly to the transmission system.  In addition, the Utility delivers natural gas to off-system markets, primarily in southern California.

The following table provides a summary of the Utility's natural gas operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Bundled natural gas revenues	$849	$746	$1,990	$1,849
Transportation service-only revenues	84	82	162	160
Total natural gas operating revenues	$933	$828	$2,152	$2,009
Average bundled revenue per Mcf(1) of natural gas sold	$15.72	$14.08	$11.92	$11.21
Total bundled natural gas sales (in millions of Mcf)	54	53	167	165

(1) One thousand cubic feet

The Utility's natural gas operating revenues increased by approximately $105 million, or 13%, in the three months ended June 30, 2008 and by approximately $143 million, or 7%, in the six months ended June 30, 2008, compared to the same periods in 2007.  These increases were primarily due to an increase in bundled natural gas revenues of approximately $103 million, or 14%, in the three months ended June 30, 2008 and approximately $141 million, or 8%, in the six months ended June 30, 2008, as a result of increasing cost of natural gas.  These costs are passed through to customers.  In addition, natural gas operating revenues increased approximately $10 million due to a shareholder incentive award earned by the Utility under the Core Procurement Incentive Mechanism (“CPIM”).  (See the 2007 Annual Report for further discussion of the CPIM.) Finally, the increases in bundled natural gas revenues for both periods reflect an increase in base revenue requirements as a result of attrition adjustments authorized in the 2007 GRC, an increase in natural gas revenues to fund the SmartMeterTM advanced metering project, and an increase in natural gas operating revenues to fund public purpose and energy efficiency programs.

Future natural gas operating revenues will be impacted by changes in the cost of natural gas, the Utility’s gas transportation rates, natural gas throughput volume, and other factors.  For 2008 through 2010, the Gas Accord IV settlement agreement provides a modest increase in the revenue requirements and rates for the Utility’s gas transmission and storage services.  In addition, the Utility’s natural gas operating revenues are expected to increase through 2010 due to authorized GRC attrition adjustments and an increase in authorized revenue requirements relating to the SmartMeterTM advanced metering project.

Cost of Natural Gas

The Utility's cost of natural gas includes the purchase costs of natural gas and transportation costs on interstate pipelines and intrastate pipelines, but excludes the transportation costs for non-core customers, which are included in Operating and Maintenance expense in the Condensed Consolidated Statements of Income.

The following table provides a summary of the Utility's cost of natural gas:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Cost of natural gas sold	$448	$354	$1,202	$1,060
Cost of natural gas transportation	39	42	60	90
Total cost of natural gas	$487	$396	$1,262	$1,150
Average cost per Mcf of natural gas sold	$8.30	$6.68	$7.20	$6.42

Total natural gas sold (in millions of Mcf)	54	53	167	165

The Utility's total cost of natural gas increased in the three and six months ended June 30, 2008 by approximately $91 million, or 23%, and by approximately $112 million, or 10%, compared to the same periods in 2007, primarily due to increases in the average market price of natural gas purchased in the three and six months ended June 30, 2008.  Average market prices were higher in the three and six months ended June 30, 2008 due to higher demand in the national market, lower imports of liquefied natural gas, and the higher global cost of crude oil and other energy commodities, as compared to the same periods in 2007.  For the six months ended June 30, 2008, the increase was partially offset by a refund the Utility received as part of a settlement with TransCanada’s Gas Transmission Northwest Corporation for 2007 gas transmission capacity rates.

The Utility's future cost of natural gas, which will be passed through to customers, will be impacted by both North American and global market forces.  Market forces include supply availability, customer demand, liquefied natural gas availability, natural gas storage, and industry perceptions of risks that may affect either availability or demand, such as the possibility of hurricanes in the gas-producing regions of the Gulf of Mexico or of protracted heat waves that may increase gas-fired electric demand from high air conditioning loads.

Operating and Maintenance

Operating and maintenance expenses consist mainly of the Utility's costs to operate and maintain its electricity and natural gas facilities, customer accounts and service expenses, public purpose program expenses, and administrative and general expenses.

The Utility’s operating and maintenance expenses increased by approximately $70 million, or 8%, and approximately $187 million, or 10%, in the three and six months ended June 30, 2008, respectively, compared to the same period in 2007.  Expenses increased mainly due to the following factors:

•
Public purpose program and customer energy efficiency incentive program expenses increased by approximately $67 million and $140 million in the three and six months ended June 30, 2008, respectively.  These changes were primarily due to increased customer participation and increased marketing of new and existing programs.  Of these changes, approximately $62 million and $138 million, respectively, are recovered in electric operating revenues and approximately $6 million and $14 million, respectively, are recovered in natural gas operating revenues.  The excess of revenue over expense is primarily due to the recovery during 2008 for costs incurred during the second half of 2007 related to the SmartACTM Program.

•
Labor costs increased by approximately $11 million and $17 million in the three and six months ended June 30, 2008, respectively, to conduct expanded natural gas leak surveys in parts of the Utility's service territory and to make related repairs in an effort to improve operating and maintenance processes in the Utility's natural gas system.

•
Costs related to injuries and damages not specifically related to gas or electric lines of business increased by approximately $8 million for both the three and six months ended June 30, 2008 as a result of a favorable settlement in 2007.  There was no similar settlement in 2008.

•
Labor costs increased by approximately $6 million for system-wide repair and restoration of electric distribution systems for the three months ended June 30, 2008.  For the six months ended June 30, 2008, labor costs increased by approximately $38 million for the repair and restoration of electric distribution systems and responding to customer inquiries as a result of the January 2008 winter storm.  Of the approximately $38 million in costs, the Utility is seeking recovery of approximately $12 million in eligible costs in its March 28, 2008 Catastrophic Events Memorandum Account application.  There was no similar storm in the same period in 2007.

•
The timing of the planned outages at Diablo Canyon favorably impacted the results for the three months ended June 30, 2008 compared to the same period in 2007.  There was a decrease in maintenance costs of approximately $35 million because the planned outage of Diablo Canyon Unit 1 occurred during the second quarter of 2007, while costs for the planned outage of Diablo Canyon Unit 2 were incurred primarily in the first quarter of 2008.

In addition, there was an aggregate increase of $13 million and decrease of $16 million in the three and six months ended June 30, 2008, respectively, representing other miscellaneous operating and maintenance expenses that changed from the comparable period in 2007.

Operating and maintenance expenses are influenced by wage inflation, benefits, property taxes, the timing and length of Diablo Canyon refueling outages, environmental remediation costs, legal costs, material costs, and various other administrative and general expenses.  The Utility anticipates that it will incur higher material, permitting, and labor costs in the future as well as higher costs to operate and maintain its aging infrastructure.  The Utility may make additional payments to employees for missed or delayed meals to comply with California labor law as the Utility’s investigation into this matter continues.  (See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a discussion of California labor code issues.)  In addition, the Utility anticipates that it will incur costs, not included in forecasts used to set rates in the GRC, to improve operating and maintenance processes used in its natural gas system following the discovery that some operating and maintenance activities were not effective.  The amount of these additional expenses will depend on the outcome of the Utility’s continuing review of these operating and maintenance activities.  (See "Risk Factors" in the 2007 Annual Report.)  The Utility also expects that it will incur higher expenses in future periods to comply with the requirements of renewed FERC licenses for the Utility’s hydroelectric generation facilities.  The Utility intends to continue its efforts to identify and implement initiatives to achieve operational efficiencies to create future sustainable cost-savings and to offset increased spending to address operational issues and increasing cost of materials.

Depreciation, Amortization, and Decommissioning

The Utility's depreciation, amortization, and decommissioning expenses decreased by approximately $12 million, or 3% in the three months ended June 30, 2008 and approximately $39 million, or 5% in the six months ended June 30, 2008, as compared to the same periods in 2007, mainly due to decreases in amortization expense of approximately $60 million and $124 million, respectively, related to the rate reduction bond (“RRB”) regulatory asset.  The RRB regulatory asset was fully recovered through rates when the RRBs matured in December 2007 and, as a result, no amortization has been recorded in 2008.  These decreases were partially offset by increases to depreciation expense of approximately $48 million in the three months ended June 30, 2008 and approximately $85 million in the six months ended June 30, 2008.  Depreciation expense increased primarily due to plant additions and depreciation rate changes as authorized in the 2007 GRC and the current TO rate case.

The Utility’s depreciation, amortization, and decommissioning expenses in subsequent years are expected to increase as a result of an overall increase in capital expenditures and implementation of depreciation rates authorized by the 2007 GRC decision and future TO rate cases.

Interest Income

In the three months ended June 30, 2008, the Utility’s interest income decreased by approximately $2 million, or 6%, as compared to the same period in 2007.  A $10 million decrease in interest income was primarily due to lower interest rates earned on funds held in escrow related to Disputed Claims and a lower escrow balance reflecting settlements of Disputed Claims.  The decrease was partially offset by an increase of approximately $8 million in other interest, including a decision to allow recovery of interest income on a regulatory asset established for the recovery of certain scheduling coordinator (“SC”) costs.

In the six months ended June 30, 2008, the Utility’s interest income decreased by approximately $26 million, or 31%, as compared to the same period in 2007 when the Utility received approximately $16 million in interest income on a federal tax refund received in 2007.  In addition, there was a decrease of $16 million in interest income, primarily due to lower interest rates earned on funds held in escrow related to Disputed Claims and a lower escrow balance reflecting settlements of Disputed Claims.  These decreases were partially offset by an increase of approximately $6 million in other interest, including a decision to allow recovery of interest income on a regulatory asset established for the recovery of certain SC costs.

The Utility’s interest income in 2008 and future periods will be primarily affected by changes in the balance held in escrow related to Disputed Claims and changes in interest rate levels.

Interest Expense

In the three and six months ended June 30, 2008, there was no change in the Utility’s interest expense, and a decrease of approximately $2 million, or 1%, respectively, as compared to the same periods in 2007.  Interest expense decreased primarily due to the following factors:

•
Interest expense decreased by approximately $7 million in the three months ended June 30, 2008, and approximately $28 million in the six months ended June 30, 2008, due to the reduction in the outstanding balance of energy recovery bonds and the maturity of the RRBs in December 2007.

•
Interest expense on pollution control bonds decreased by approximately $7 million in the three and six months ended June 30, 2008, due to the repurchase of pollution control bonds series 2005 A-G (“PC2005 bonds”) in March and April 2008 and a decrease in interest rates on outstanding variable rate pollution control bonds.

•
Other interest expense decreased by approximately $2 million in the three months ended June 30, 2008, and approximately $1 million in the six months ended June 30, 2008, primarily due to lower commercial paper interest rates and a lower average outstanding commercial paper balance.

These decreases were offset by an additional approximately $16 million in the three months ended June 30, 2008, and approximately $34 million in the six months ended June 30, 2008, in interest expense related to $1.2 billion in Senior Notes issued in 2007 and $600 million in Senior Notes issued in March 2008.

The Utility’s interest expense in 2008 and future periods will be impacted by changes in interest rates as the Utility’s short-term debt and a portion of its long-term debt bear variable interest rates, as well as by changes in the amount of debt outstanding, including for debt maturities and to finance capital expenditures in future periods.

Income Tax Expense

The Utility's income tax expense decreased by approximately $20 million, or 13% for the three months ended June 30, 2008 and by approximately $45 million, or 15% for the six months ended June 30, 2008, as compared to the same periods in 2007.  The effective tax rates for the three months ended June 30, 2008 and 2007 were 30.0% and 36.0%, respectively.  The effective tax rates for the six months ended June 30, 2008 and 2007 were 31.6% and 35.9%, respectively.  The decrease in the effective tax rates for both the three and six months ended June 30, 2008 are primarily due to the Internal Revenue Service (“IRS”) approval of the Utility’s change in accounting method for the capitalization of indirect service costs for tax years 2001-2004, which resulted in a reduction of accrued interest on uncertain tax positions.  (See “Tax Matters” for further discussion.)  For the six months ended June 30, 2008, an IRS audit settlement reached in January 2008 also decreased the effective tax rate.  There was no similar settlement recorded in the same periods in 2007.

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

There were no material changes to PG&E Corporation’s operating income in the three and six months ended June 30, 2008 as compared to the same period in 2007.

Other Expense, Net

PG&E Corporation's other expense increased by approximately $1 million, or 50% for the three months ended June 30, 2008, and approximately $13 million, or 433% for the six months ended June 30, 2008 primarily due to an increase in investment losses related to the Rabbi Trust, an increase of political contributions, and an increase in dividend participation rights expense as a result of the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).

LIQUIDITY AND FINANCIAL RESOURCES

Overview

At June 30, 2008, PG&E Corporation and its subsidiaries had consolidated cash and cash equivalents of approximately $297 million and restricted cash of approximately $1.3 billion.  At June 30, 2008, PG&E Corporation on a stand-alone basis had cash and cash equivalents of approximately $228 million; the Utility had cash and cash equivalents of approximately $69 million and restricted cash of approximately $1.3 billion.  Restricted cash primarily consists of approximately $1.2 billion of cash held in escrow pending the resolution of the remaining Disputed Claims as well as deposits made under certain third-party agreements.  PG&E Corporation and the Utility maintain separate bank accounts.  PG&E Corporation and the Utility primarily invest their cash in money market funds.

As of June 30, 2008, the Utility had $281 million of letters of credit and no borrowings outstanding under its $2.0 billion working capital facility (“working capital facility”).  As of June 30, 2008, the Utility also had $156 million of outstanding commercial paper.  The Utility treats the amount of its outstanding commercial paper as a reduction to the amount available under its working capital facility.  As of June 30, 2008, the Utility had approximately $1.6 billion of short-term CPUC-authorized debt capacity available.  The Utility expects that the current total available capacity under its commercial paper and working capital facilities will be sufficient to meet any additional short-term borrowing needs.

During March and April 2008, the Utility repurchased $454 million of PC2005 bonds issued by the California Infrastructure and Economic Development Bank to minimize its interest rate risk arising from the credit downgrade of the bond insurer.  The repurchases were financed through a combination of long-term and short-term debt.  The Utility holds the PC2005 bonds in treasury.  The Utility expects that the PC2005 bonds will be resold during 2008, depending on conditions in the tax-exempt bond market and liquidity needs at the Utility.  The proceeds will be used to repay short-term debt.

On March 3, 2008, the Utility issued $200 million principal amount of 5.625% 10-year Senior Notes due on November 30, 2017, which increased the outstanding amount of its 5.625% Senior Notes to $700 million.  Also on March 3, 2008, the Utility issued $400 million principal amount of 6.35% 30-year Senior Notes due on February 15, 2038.  The Utility expects it will incur additional long-term debt ranging from $4.5 billion to $5.1 billion during the remainder of 2008 through 2011 primarily to finance capital expenditures and replace maturing debt.

The amount and timing of the Utility’s future financing needs will depend on various factors, including: (1) the timing and amount of forecasted capital expenditures and any incremental capital expenditures beyond those currently forecasted; (2) the amount of cash internally generated through normal business operations; (3) the timing of the resolution of the Disputed Claims (upon settlement or the conclusion of the FERC and judicial proceedings) and the amount of interest on these claims that the Utility will be required to pay  (see Note 10 of the Notes to the Condensed Consolidated Financial Statements); and (4) the timing of the resale of the PC2005 bonds.

During the six months ended June 30, 2008, PG&E Corporation issued 2,241,807 shares of common stock upon exercise of employee stock options, for the account of 401(k) participants, and under its Dividend Reinvestment and Stock Purchase Plan, generating approximately $82 million of cash.  In February 2008, PG&E Corporation contributed $50 million of cash to the Utility to ensure that the Utility had adequate capital to fund its capital expenditures and to maintain the 52% common equity ratio authorized by the CPUC.  PG&E Corporation expects to issue additional common stock, debt, or other securities, depending on market conditions, to fund a portion of the Utility’s future equity needs.

Dividends

During the six months ended June 30, 2008, the Utility paid common stock dividends totaling $305 million, including $284 million of common stock dividends paid to PG&E Corporation and $21 million of common stock dividends paid to PG&E Holdings, LLC, a wholly owned subsidiary of the Utility.

On February 22, 2008, PG&E Corporation declared its quarterly dividend at $0.39 per share, an increase of $0.03 per share over the previous level of $0.36 per share. During the six months ended June 30, 2008, PG&E Corporation paid common stock dividends totaling $284 million, including $18 million to its wholly owned subsidiary, Elm Power Corporation.  On June 18, 2008, the Board of Directors of PG&E Corporation declared a dividend of $0.39 per share, totaling $149 million, including $10 million to its wholly owned subsidiary, Elm Power Corporation that was paid on July 15, 2008 to shareholders of record on June 30, 2008.

During the six months ended June 30, 2008, the Utility paid cash dividends to holders of its outstanding series of preferred stock totaling $7 million.  On June 18, 2008, the Board of Directors of the Utility declared a cash dividend on its outstanding series of preferred stock payable on August 15, 2008 to shareholders of record on July 31, 2008.

Utility

Operating Activities

The Utility's cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.

The Utility's cash flows from operating activities for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,
(in millions)	2008	2007
Net income	$549	$535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, decommissioning and allowance for equity funds used during construction	870	913
Deferred income taxes and tax credits, net	316	101
Other changes in noncurrent assets and liabilities	480	129
Gain on sale of assets	-	(1)
Effect of changes in operating assets and liabilities:
Accounts receivable	(66)	143
Inventories	(57)	(22)
Accounts payable	123	(221)
Income taxes receivable/payable	57	(59)
Regulatory balancing accounts, net	(351)	(483)
Other current assets	429	271
Other current liabilities	(73)	(48)
Other	(3)	(23)
Net cash provided by operating activities	$2,274	$1,235

In the six months ended June 30, 2008, net cash provided by operating activities increased by approximately $1,039 million from the same period in 2007.  The following changes in financial condition positively impacted cash flows during the six months ended June 30, 2008:

•
Increase of approximately $936 million in collateral payable primarily related to price risk management activities between December 31, 2007 and June 30, 2008, compared with a decrease of approximately $138 million in collateral receivable related to price risk management activities over the same period in 2007 as a result of changes in the Utility’s exposure to counterparties’ credit risk.  Collateral payable represents cash collected, and collateral receivable represents cash paid, to reduce the Utility’s net credit exposure to price risk management activities.  The Utility’s collateral payables and receivables will fluctuate based on changes in the Utility’s net credit exposure, which is primarily dependent on electricity and gas price movement.

•
Increase in liabilities of approximately $316 million for deferred income taxes and tax credits between December 31, 2007 and June 30, 2008, compared to approximately $101 million increase over the same period in 2007.  Increase in 2008 is primarily due to higher billings to customers and an increase in deductible tax depreciation from the 2008 Economic Stimulus Act with no similar changes for the same period in 2007.

•
Increase in Regulatory balancing accounts, net under-collection of approximately $351 million between December 31, 2007 and June 30, 2008, compared with an approximately $483 million increase in the net under-collection over the same period in 2007.  The increase resulted from receipt of a $230 million refund from the California Energy Commission (“CEC”), which more than offset the increase in the under-collection resulting from higher than forecasted electricity procurement costs during 2008 (see “Cost of Electricity” above).  The funds from the CEC will be refunded to customers in 2009.

Among other factors, the Utility’s electricity procurement costs and the timing of rate adjustments authorized to recover these costs will drive changes in cash provided by or used in operating activities.  The CPUC has established a balancing account mechanism to adjust the Utility’s electric rates whenever the forecasted aggregate over-collections or under-collections of the Utility’s procurement costs for the current year exceed 5% of the Utility's prior year generation revenues, excluding generation revenues for DWR contracts.  In accordance with this mechanism, the Utility has requested approval to collect from customers $482 million during the 15-month period October 2008 through December 2009 to recover the forecast 2008 end-of-year under-collection of procurement costs, due mainly to rapidly rising natural gas costs. The forecast will be updated in September 2008 for actual recorded under-collections through August 2008.  On July 21, 2008, a proposed decision was issued that recommends the Utility’s request be approved. The CPUC is expected to vote on this proposed decision on August 21, 2008.  Independent of the balancing account mechanism, on June 10, 2008, the Utility filed its application for recovery of its forecasted electricity procurement and related costs for 2009.  If this request is granted, the Utility will collect an additional approximately $339 million (to be updated in November 2008) over 12 months starting January 1, 2009.

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

The Utility's cash flows from investing activities for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,
(in millions)	2008	2007
Capital expenditures	$(1,712)	$(1,320)
Net proceeds from sale of assets	12	8
Increase in restricted cash	(7)	(13)
Other investing activities	(29)	(58)
Net cash used in investing activities	$(1,736)	$(1,383)

Net cash used in investing activities increased by approximately $353 million in the six months ended June 30, 2008 compared to the same period in 2007, primarily due to an increase of approximately $392 million in capital expenditures for installation of the SmartMeter™ advanced metering project, generation facility spending, replacing and expanding gas and electric distribution systems, and improving the electric transmission infrastructure.  (See “Capital Expenditures” below.)

Financing Activities

The Utility’s cash flows from financing activities for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,
(in millions)	2008	2007
Repayments under accounts receivable facility and working capital facility	$(250)	$(300)
(Repayment) issuance of commercial paper, net discount of $1 million in 2008 and $2 million in 2007	(114)	109
Proceeds from issuance of long-term debt, net of premium, discount, and issuance costs of $2 million in 2008 and $10 million in 2007	598	690
Long-term debt matured, redeemed, or repurchased	(454)	-
Rate reduction bonds matured	-	(143)
Energy recovery bonds matured	(165)	(160)
Equity infusion	50	200
Common stock dividends paid	(284)	(254)
Preferred stock dividends paid	(7)	(7)
Other	16	21
Net cash (used in) provided by financing activities	$(610)	$156

In the six months ended June 30, 2008, net cash used in financing activities increased by approximately $766 million compared to the same period in 2007, representing a decreased reliance on cash provided by financing activities due to the increase in cash provided by operating activities partially offset by the increase in cash used in investing activities.  Components of the increase in net cash used in financing activities include the following:

•
In an effort to mitigate increasing interest rates as a result of downgrades to the bond issuer’s credit rating and credit issues which impacted the auction rate markets, the Utility repurchased $454 million of PC2005 bonds in March and April 2008.  There was no similar repurchase in 2007.

•
Proceeds from the issuance of Senior Notes were approximately $92 million less in the six months ended June 30, 2008 as compared to the same period in 2007.  Proceeds from the issuance of Senior Notes were used to repay outstanding commercial paper, for working capital purposes, and to fund capital expenditures.

•
The Utility’s net repayments of commercial paper were approximately $223 million higher in the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to the increases in cash from operations in 2008 as described above.

•
The Utility received an equity infusion of $50 million from PG&E Corporation in February 2008, as compared to $200 million equity infusion during the same period in 2007.  Equity infusions are sized to maintain the common equity ratio authorized by the CPUC and to ensure that the Utility has adequate capital to fund its capital expenditures.

•
Repayments under the accounts receivable facility and working capital facility were approximately $50 million less for the six months ended June 30, 2008 as compared to the same period in 2007.  The accounts receivable facility was terminated in February 2007 in connection with an upsize of the working capital facility, and the full outstanding balance of $300 million was repaid.  Only $250 million was drawn on the working capital facility as of December 31, 2007, the balance of which was repaid during the first quarter of 2008.

•	The RRBs matured and were fully repaid in December 2007. As a result, there were no debt repayments in 2008 as compared to $143 million in payments for the six months ended June 30, 2007.

PG&E Corporation

Operating Activities

PG&E Corporation's consolidated cash flows from operating activities consist mainly of billings to the Utility for services rendered and payments for employee compensation, and goods and services provided by others to PG&E Corporation.  PG&E Corporation also incurs interest costs associated with its debt.

PG&E Corporation, on a stand-alone basis, did not have any material cash flow associated with operating activities for the six months ended June 30, 2008 and 2007.

Investing Activities

Other than payment of dividends, PG&E Corporation, on a stand-alone basis, did not have any material cash flow associated with investing activities for the six months ended June 30, 2008 and 2007.

Financing Activities

PG&E Corporation's primary sources of financing funds, on a stand-alone basis, are dividends from the Utility, equity issuances, and external financing.  PG&E Corporation’s uses of cash, on a stand-alone basis, primarily relate to the payment of common stock dividends and common stock repurchases.

PG&E Corporation, on a stand-alone basis, did not have any material cash flow associated with financing activities for the six months ended June 30, 2008 and 2007.

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual obligations and commitments in connection with business activities.  These future obligations primarily relate to financing arrangements (such as long-term debt, preferred stock, and certain forms of regulatory financing), purchases of transportation capacity, natural gas and electricity to support customer demand, and the purchase of fuel and transportation to support the Utility's generation activities.  In addition to those commitments disclosed in the 2007 Annual Report and those arising from normal business activities, PG&E Corporation and the Utility’s commitments at June 30, 2008 include $200 million of 5.625% Senior Notes due November 30, 2017 and $400

million of 6.35% Senior Notes due February 15, 2038.  (See Notes 4, 5, 10, and 11 of the Notes to the Condensed Consolidated Financial Statements and the 2007 Annual Report for further discussion.)

CAPITAL EXPENDITURES

The Utility expects that capital expenditures will total approximately $3.7 billion in 2008.  During the six month period ended June 30, 2008, the Utility incurred capital expenditures of approximately $1.7 billion.  (See “Liquidity and Financial Resources – Investing Activities” above.)  The Utility forecasts that it will make various capital investments in its electric and gas transmission and distribution infrastructure to maintain and enhance system reliability and customer service, to extend the life of or replace existing infrastructure, to add new infrastructure to meet already authorized growth, and to implement various initiatives designed to achieve operating and cost efficiencies.  Most of the Utility’s revenue requirements to recover forecasted capital expenditures are authorized in the GRC and TO rate cases.  In addition, from time to time, the Utility requests authorization to collect additional revenue requirements to recover capital expenditures related to specific projects, such as new power plants, gas or electric transmission projects, and the SmartMeterTM advanced metering infrastructure.

On May 15, 2008, the Utility requested that the CPUC approve the Utility’s proposed six-year electric distribution reliability improvement program and authorize the Utility to collect revenues to recover forecasted capital expenditures totaling approximately $2.3 billion and operating and maintenance expenses totaling approximately $43 million over the six-year period beginning on January 1, 2009.  The amounts requested are incremental to the revenue requirement already authorized by the CPUC in the Utility’s 2007 GRC.  The CPUC’s Division of Ratepayer Advocates (“DRA”) and The Utility Reform Network (“TURN”) have objected to the Utility’s request.  PG&E Corporation and the Utility cannot predict whether the CPUC will approve the Utility’s request.  (See “Regulatory Matters” below for more information.)

The Utility has been exploring obtaining regulatory approval for a potential investment in an electric transmission project that would traverse the Pacific Northwest.  On April 17, 2008, the FERC granted part of the Utility’s request for a declaratory order to collect transmission rates designed to provide an incentive to the Utility to continue leading the development of the proposed 1,000-mile, 500-kV transmission line to run from British Columbia, Canada to Northern California that would provide access to potential new renewable generation resources, improve regional transmission reliability, and provide opportunities for other market participants to use the new facilities.  The FERC’s order allows the Utility to recover all prudently incurred pre-commercial costs, such as costs for feasibility studies and surveys, and all prudently incurred development and construction costs if the proposed project is abandoned or cancelled for reasons beyond the Utility’s control.  The development and construction of this proposed transmission project remains subject to significant business, financial, regulatory, environmental, and political risks and challenges.

The Utility also has been exploring the development of a new 500-kV electric transmission project, the Central California Clean Energy Transmission line, to increase transmission capacity between northern and southern California and provide needed access to new renewable generation resources.  The CAISO has been conducting stakeholder meetings to review the Utility’s proposal and the Utility has been conducting various studies to ensure that the project is designed and located to avoid or minimize potential impacts.  Depending on the results of these stakeholder meetings and studies, the Utility will decide whether to request CPUC approval to construct the line.

The Utility cannot predict whether the many conditions and challenges to the development of these proposed electric transmission projects will be met.

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

Finally, PG&E Corporation also has been exploring potential investments in natural gas transmission pipeline projects, but it has decided not to pursue an investment in El Paso Corporation’s proposed Ruby Pipeline.  On April 30, 2008, PG&E Corporation terminated the letter of intent it had entered into in December 2007 with El Paso Corporation to acquire an interest in the proposed Ruby Pipeline.  The Utility will continue to seek CPUC approval of its natural gas transportation contract, entered into in December 2007, for firm service rights on the proposed Ruby Pipeline for a 15-year term commencing in 2011 when the pipeline is proposed to be placed into service.

SmartMeter ™ Advanced Metering Project Upgrade

The CPUC has previously authorized the Utility to recover approximately $1.4 billion in capital costs in connection with its SmartMeterTM advanced metering project.  Of this amount, the Utility has incurred capital expenditures of $421 million through June 30, 2008.  The Utility’s request to recover additional expenditures of $572 million, including $463 million of additional capital expenditures, to upgrade certain elements of the Utility’s SmartMeterTM program is still pending at the CPUC.  On June 30, 2008, the DRA and TURN recommended that the CPUC reject the Utility’s request.  In the alternative, the DRA and TURN recommend that the CPUC authorize reduced amounts of $358 million and $324 million, respectively.  Neither the DRA nor TURN specified the amount of capital expenditures included in their recommended amounts.  On July 23, 2008, the Utility filed a response opposing these recommendations and reaffirming the Utility’s support for the requested amounts.  A final CPUC decision is expected in December 2008.  The Utility cannot predict whether the CPUC will approve its application for additional funds to upgrade its advance metering system.  The Utility expects to incur approximately $19 million in capital costs for the upgrade before the CPUC decision is issued.  If the CPUC does not approve the Utility’s request, the Utility may be unable to recover these costs.

    In addition, on July 31, 2008, the CPUC adopted a decision requiring the Utility to propose various electric rates to implement “dynamic pricing” in 2010 and 2011 to send more dynamic price signals to encourage efficient energy consumption and cost-effective demand response.  The decision requires the Utility to accelerate the deployment of advanced meters and take other action to make dynamic pricing available to customers.  To meet this accelerated schedule, the Utility will be required to incur additional costs, including costs to design and implement new software and billing systems to integrate the new advanced metering technology.  The CPUC has directed the Utility to submit a request for additional funds to recover the Utility’s estimated costs to comply with the CPUC decision.  At this time, the Utility is unable to estimate the amount of additional costs it will incur to comply with the decision.

Diablo Canyon Steam Generator Replacement Project

In November 2005, the CPUC authorized the Utility to replace the steam generators at the two nuclear operating units at Diablo Canyon (Units 1 and 2).  The CPUC authorized the Utility to recover project costs of up to $706 million from customers without further reasonableness review.  If costs exceed this threshold, the CPUC authorized the Utility to recover costs of up to $815 million, subject to a reasonableness review of the full amount.  As of June 30, 2008, the Utility has spent approximately $475 million, including progress payments, under contracts for the eight steam generators that the Utility has ordered.  The Utility anticipates the future expenditures will be approximately $224 million.  The Utility installed four of the new steam generators in Unit 2 during the refueling outage that began in February 2008 and ended in April 2008.  The remaining new generators for Unit 1 are expected to be installed in 2009.

New Generation Facilities

On June 12, 2008, the CPUC gave its final approval for the Utility to construct the Colusa Project, a 657-megawatt (“MW”) combined cycle generating facility to be located in Colusa County, California after reviewing the final environmental certification issued by the CEC.  Construction will begin once final environmental permitting is complete.

The Utility’s recovery of costs related to the Colusa Project is subject to the initial capital cost limits and operations and maintenance ratemaking previously approved by the CPUC.  Subject to receiving final environmental permits, meeting operational performance requirements and other conditions, it is anticipated that the Colusa Project will commence operations in 2010.

Potential New Utility-Owned Generation

On July 21, 2008, the Utility received bids from third parties in response to the Utility’s April 1, 2008 request for offers (“RFO”) for 800 to 1,200 MW of dispatchable and operationally flexible generation resources to be on-line no later than May 2015.  The Utility is evaluating these offers and currently expects to develop a shortlist of bidders by October 2008.  The Utility’s RFO requested both power purchase agreements and purchase and sale agreements.  Under a purchase and sale agreement a new generating facility would be constructed by a third party and then sold to the Utility upon satisfaction of certain contractual requirements.

The Utility has previously entered into several power purchase agreements with third parties that are contingent on the third party’s development of the new generation facility to provide the power to be purchased by the Utility under the agreement.  To the extent that third parties fail to develop the new generation facility due to financial, permitting, or other reasons, the Utility may seek CPUC authorization to develop or acquire new generation facilities to ensure that the Utility is able to meet its customers’ demand.  In November 2006, the CPUC approved several power purchase agreements that the Utility entered into with third parties following the Utility’s previous RFO for long-term generation resources to meet its forecasted future need.  Some of the generation resource projects to be developed by these third parties have either been terminated or face significant delay or uncertainty.  The CPUC also has authorized the development of utility-owned generation outside of the RFO process when there is an attractively priced resource development proposal that presents a unique opportunity or that is needed to meet specific, unique reliability issues and the only means of developing new resources in sufficient time is by utility ownership.

On July 18, 2008, the Utility filed an application requesting that the CPUC authorize the Utility to develop and construct a 560-MW generating unit at the Tesla Generating Station, a proposed combined-cycle power plant to be located in eastern Alameda County, California.  On July 17, 2008, the Utility agreed to acquire Midway Power, LLC from its owner, ESI Energy, LLC, to obtain the real property and development rights for the Tesla Generating Station site, subject to certain conditions, including permission from the CEC to transfer the license previously issued by the CEC for the Tesla Generating Station.  The CEC issued a license to construct and operate the Tesla Generating Station in 2004 as a 1,120-MW combined-cycle generating facility, utilizing two power trains capable of generating 560 MW each.  The acquisition agreement provides the Utility the option to proceed with the development of the second generating unit in the future, subject to CPUC approval.  The CEC license to construct and operate the Tesla Generating Station contains certain conditions that must be met to ensure that the project is designed, constructed, and operated in conformity with applicable law.  The current CEC permit requires that construction begin by June 2009.

The Utility has requested that the CPUC issue a final decision by January 29, 2009 to authorize the Utility to recover its forecasted initial capital costs of approximately $850 million to construct one of the units.  If the actual cost is less, the Utility’s customers would receive the benefit.  If the actual cost is higher, the Utility has proposed that it be permitted to recover in rates the $850 million initial capital costs without an after-the-fact reasonableness review and that it be permitted to file an application requesting recovery of the excess costs to the extent that: (1) excess costs result from operational enhancements to the project, or (2) the excess costs are the result of an action or force that was beyond the Utility’s reasonable control, such as permitting delays or changes to the project mandated by regulatory agencies.  The Utility also has proposed that it be allowed to pass through to customers any performance incentives it may pay and any penalties it may receive under contracts for construction, engineering, and equipment, to the extent that such payments have not been included in the estimate of initial capital costs.

In order to ensure that the generating unit achieves commercial operation no later than the summer of 2012 when it is needed for reliability purposes, the Utility will enter into various engineering, equipment and supply contracts before the CPUC issues a final decision.  The Utility has requested that the CPUC issue an interim order by September 18, 2008, to permit the Utility to recover the termination costs it would incur under these contracts if the CPUC ultimately denies the Utility’s application to develop and construct the generating unit.  As of September 18, 2008, the Utility will be responsible for approximately $5 million in termination costs if the interim order is denied.  If the interim order is granted, the Utility would be eligible to recover its termination costs, subject only to a review of the reasonableness of its management and administration of the terminated contracts, and will proceed with progress payments under the contracts until a final CPUC decision is reached.  The Utility anticipates that termination costs could reach up to $50 million by January 29, 2009, the date the Utility has requested that the CPUC issue its final decision, if the CPUC ultimately denies the Utility’s application.  In addition, if the CPUC does not approve the application, the Utility has requested that the CPUC permit the Utility to recover a rate of return on its site acquisition costs until the time that the property is placed in service.

PG&E Corporation and the Utility cannot predict the extent to which any of the RFOs described above will result in Utility-owned generation projects or if the CPUC will approve the Utility’s application to develop the Tesla Generating Station.

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

Credit Risk

The Utility conducts business with wholesale customers and counterparties mainly in the energy industry, including other California investor-owned electric utilities, municipal utilities, energy trading companies, financial institutions, and oil and natural gas production companies located in the United States and Canada.  If counterparty failed to perform on its contractual obligation to deliver electricity, then the Utility may find it necessary to procure electricity at current market prices, which may be higher than the contract prices.  Credit-related losses attributable to receivables and electric and gas procurement activities from wholesale customers and counterparties are expected to be recoverable from customers through rates and are not expected to have a material impact on net income.

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

The following table summarizes the Utility's net credit risk exposure to its wholesale customers and counterparties, as well as the Utility's credit risk exposure to its wholesale customers or counterparties with a greater than 10% net credit exposure, at June 30, 2008 and December 31, 2007:

(in millions)	Gross Credit Exposure Before Credit Collateral(1)	Credit Collateral	Net Credit Exposure(2)	Number of Wholesale Customers or Counterparties >10%	Net Exposure to Wholesale Customers or Counterparties >10%
June 30, 2008	$1,462	$ 660	$802	1	$111
December 31, 2007	$311	$ 91	$220	2	$111

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

2008 Cost of Capital Proceeding

On May 29, 2008, the CPUC adopted a uniform three-year cost of capital mechanism in the second phase of the 2008 Cost of Capital proceeding for the Utility and the other two California investor-owned electric utilities that will replace the annual cost of capital proceeding.  Under the adopted mechanism, the utilities are required to file full cost of capital applications by April 20 of every third year, beginning on April 20, 2010.

Under the decision, the Utility’s 2008 cost of capital (including an 11.35% ROE) will be maintained through 2010, unless the automatic adjustment mechanism described below is triggered.  The Utility’s 2008 capital structure (including a 52% equity component) is authorized through 2010.  The decision permits the utilities to apply for an adjustment to either the cost of capital or the capital structure sooner based on extraordinary circumstances.

The cost of capital mechanism uses an interest rate index (the 12-month October through September average of the Moody's Investors Service utility bond index) to trigger changes in the authorized cost of debt, preferred stock, and equity.

In any year in which the 12-month October through September average for the index increases or decreases by more than 100 basis points (the “deadband”) from the benchmark, the cost of equity will be adjusted by one-half of the difference between the 12-month average and the benchmark.  In addition, if the mechanism is triggered, the costs of long-term debt and preferred stock will be adjusted to reflect the actual August month-end embedded costs in that year and forecasted interest rates for variable long-term debt and any new long-term debt and preferred stock forecasted to be issued in the coming year.  Finally, the 12-month October through September average of the index, which triggered the adjustment, will become the new benchmark.

Spent Nuclear Fuel Storage Proceeding

As a consequence of the U.S. Department of Energy’s failure to develop a permanent national repository for spent nuclear fuel and high-level radioactive waste produced by the nation's nuclear electric generation facilities, the Utility has been storing spent nuclear fuel and high-level radioactive waste resulting from its nuclear operations at Diablo Canyon in on-site storage pools.  The Utility believes that the existing spent fuel pools at Diablo Canyon have sufficient capacity to enable the Utility to operate Diablo Canyon until October 2010 for Unit 1 and May 2011 for Unit 2.  In addition, the Utility is constructing a dry cask storage facility at Diablo Canyon to store spent nuclear fuel.

The construction of this dry cask storage facility, along with modifications to the power plant to support dry cask storage processing, is not expected to be completed until late 2008 with the initial movement of spent nuclear fuel to dry cask storage beginning in June 2009.  If the Utility is unable to complete the facility and load spent fuel into the dry cask storage facility by October 2010 for Unit 1 or May 2011 for Unit 2, the Utility would have to curtail or halt operations in the unit until such time as additional safe storage for spent fuel is made available.

On July 1, 2008, the Nuclear Regulatory Commission ("NRC") held a hearing to consider whether the NRC staff sufficiently addressed the latent health impacts and damage to property of a potential radiological release in its supplemental environmental assessment report when it decided to issue a permit for the dry cask storage facility.  The NRC’s supplemental assessment had concluded there would be no significant environmental impacts from potential terrorist acts directed at the Diablo Canyon dry cask storage facility.  The NRC is expected to issue a decision on this matter in the third quarter of 2008.

Energy Efficiency Programs and Incentive Ratemaking

In January 2008, the CPUC directed its Energy Division to update certain assumptions to be used to measure and verify the energy savings achieved by the California investor-owned utilities through implementation of their 2006-2008 and 2009-2011 energy efficiency programs.  The original schedule set by the CPUC called for the Energy Division to complete its verification report by August 2008 so that the new assumptions could be used to assess the utilities’ interim claims, to be submitted in September 2008, for incentives (or reimbursement obligations) based on energy savings achieved in 2006-2007. (Under the interim claim process, 35% of the incentives or reimbursement obligations calculated for each interim claim will be “held back” until completion of measurement studies verifying the actual energy savings for the entire three-year program cycle.)  Due to an expected delay in the completion of the Energy Division’s verification report and following a party’s request for the CPUC to initiate an alternative dispute process, the CPUC has scheduled a preliminary meeting on August 8, 2008 to explore the possibility of conducting a facilitated or mediated settlement conference to resolve the utilities’ interim claims for 2006-2007 before the end of 2008.

The amount of any shareholder incentives the Utility may receive or the amount of any reimbursement obligations the Utility may incur for 2006-2008, will depend on the form of revised assumptions the CPUC adopts, the level of energy efficiency savings actually achieved over the three-year program cycle, and the amount of the savings attributable to the Utility’s energy efficiency programs based on the revised assumptions and verification results.  If the parties are able to reach a settlement, the terms of the settlement, including the amount of any shareholder incentive or reimbursement obligation, would be subject to CPUC approval.  It is uncertain whether this alternative dispute process will be successful or whether the CPUC will issue a decision by the end of 2008.

On July 21, 2008, the Utility filed its application seeking CPUC approval of the Utility’s energy efficiency programs and funding of $1.87 billion for the 2009-2011 cycle of energy efficiency programs.  On July 31, 2008, the CPUC issued a decision that clarified that the energy efficiency savings goals for the 2009-2011 program period will be considered on a gross basis; i.e., without deduction for customer energy savings not directly attributed to utility programs.  The CPUC also stated that it would review whether it should modify the incentive ratemaking structure due to the transition from net goals to gross goals for the 2009 and beyond program periods.  It is expected that that the CPUC will issue a decision regarding authorization of the Utility’s 2009-2011 programs in late 2008 or early 2009.

The amount of any shareholder incentives the Utility may receive or the amount of any reimbursement obligations the Utility may incur for implementation of the 2009-2011 programs will depend on how the CPUC changes the incentive structure, the form of revised energy savings assumptions used to determine the amount of incentives or reimbursement obligation, and the level of energy efficiency savings actually achieved over the three-year program cycle.

Application to Recover Hydroelectric Generation Facility Divestiture Costs

On April 14, 2008, the Utility filed an application with the CPUC requesting authorization to recover approximately $47 million, including $12.2 million of interest, of the costs it incurred in connection with the Utility’s efforts to determine the market value of its hydroelectric generation facilities in 2000 and 2001.  These efforts were undertaken at the direction of the CPUC in preparation for the planned divestiture of the facilities to further the development of a competitive generation market in California.  In 2003, the CPUC determined that the amount of these costs at the time, $34.8 million, was reasonable and authorized the Utility to track these costs and seek authorization to recover these costs in the future if the hydroelectric generation facilities were ultimately not divested.  The Utility continues to own its hydroelectric generation assets.  On May 19, 2008, the DRA filed a protest to the Utility’s application.  On June 11, 2008, the CPUC administrative law judge overseeing the proceeding granted the DRA's request to conduct an audit of the Utility’s related accounting records.  The audit must be completed by August 6, 2008.  The procedural schedule will be set after the audit is reviewed.  PG&E Corporation and the Utility are unable to predict whether the CPUC will approve recovery of these costs.

Proposed Electric Distribution Reliability Program (Cornerstone Improvement Program)

On May 15, 2008, the Utility filed an application requesting that the CPUC (1) approve the Utility’s proposed six-year electric distribution reliability improvement program and (2) authorize the Utility to collect revenues to recover forecasted capital expenditures totaling approximately $2.3 billion and operating and maintenance expenses totaling approximately $43 million over the six-year period beginning January 1, 2009.  The amounts requested are incremental to the revenue requirement already authorized by the CPUC in the Utility’s 2007 GRC.  The program includes initiatives that are designed to decrease the frequency and duration of electricity outages in order to bring the Utility’s reliability performance closer to that of other investor-owned electric utilities.  The Utility expects that the work performed in the six-year program also would provide additional reliability benefits.  The Utility proposes to record program costs and related revenue requirements in a separate balancing account so that the revenue requirement increase would be used only to recover costs associated with the proposed initiatives, and to allow the return of unused amounts to customers.  The Utility would seek CPUC review and approval to recover any costs that exceed the CPUC’s authorized amount.  For the next GRC in 2011, the Utility would provide forecasts that exclude costs related to the proposed reliability improvements.  The Utility would continue to record the program costs and related revenue requirements in the balancing account until the GRC following the completion of this program in 2014.

On June 17, 2008, the DRA and TURN filed a joint motion to dismiss the Utility’s application.  Among other arguments, the DRA and TURN argue that the Utility’s request should be made in a GRC, that it violates the 2007 GRC settlement, and that the revenue requirement authorized in the 2007 GRC fully funds the reasonable amounts the Utility might need to spend on its electric distribution system.  They argue that the Utility’s request raises many issues including: the adequacy of the funding levels approved in the 2007 GRC; the reasonableness of the Utility’s reliability efforts in recent years; the availability of other more appropriate sources of funding between rate cases, including savings in other areas of utility operations; the value of increased reliability to the Utility’s customers; and the need for and efficacy of the Utility’s proposed ratemaking.  The Utility filed its response on June 30, 2008, reiterating its position that the proposed program does not violate the 2007 GRC settlement, that the Utility is permitted to seek additional revenue outside of a GRC, and that the factual issues the DRA and TURN cite justify the need for hearings on the Utility’s request.  On July 18, 2008, the DRA and TURN filed a reply to the Utility’s response reiterating the arguments made in their motion.

Although the Utility has proposed a schedule that requests the CPUC to issue a final decision on the Utility’s application by December 18, 2008, it is uncertain when the CPUC will act on the application.

RISK MANAGEMENT ACTIVITIES

The Utility and PG&E Corporation, mainly through its ownership of the Utility, are exposed to market risk, which is the risk that changes in market conditions will adversely affect net income or cash flows.  PG&E Corporation and the Utility face market risk associated with their operations, financing arrangements, the marketplace for electricity, natural gas, electricity transmission, natural gas transportation and storage, other goods and services, and other aspects of their businesses.  PG&E Corporation and the Utility categorize market risks as price risk and interest rate risk.  For a comprehensive discussion of PG&E Corporation’s market risk, see the section entitled “Risk Management Activities” in the 2007 Annual Report.

On June 26, 2008, the CPUC approved the Utility’s conformed 2006 Long-Term Procurement Plan and its revised Electricity and Gas Hedging Plan.  The revised plan updates the Utility’s planning criteria and need determination over the 10-year period 2007-2016.

Price Risk

Electric Transmission Congestion Rights

Among other features, the CAISO’s Market Redesign and Technology Upgrade (“MRTU”) initiative provides that electric transmission congestion costs and credits will be determined between any two locations and charged to the market participants, including load serving entities (“LSEs”), taking energy that passes between those locations.  The CAISO also will provide Congestion Revenue Rights (“CRRs”) to allow market participants, including LSEs, to hedge the financial risk of CAISO-imposed congestion charges in the MRTU day-ahead market.  The CAISO releases CRRs through an annual and monthly process, each of which includes both an allocation phase (in which LSEs receive CRRs at no cost) and an auction phase (priced at market, and available to all market participants).

The Utility has been allocated and has acquired via auction certain CRRs as of June 30, 2008 and anticipates acquiring additional CRRs through the allocation and auction phases prior to the MRTU effective date.  The anticipated MRTU effective date has been delayed and a revised date has not yet been disclosed by the CAISO.  During the first quarter of 2008, the Utility participated in an auction to acquire additional firm electricity transmission rights (“FTRs”) to hedge its financial risk until the MRTU becomes effective.

The CRRs are accounted for as derivative instruments and are recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets at fair value.  On January 1, 2008, the value recorded for CRRs increased by $48 million compared to December 31, 2007 due to the adoption of SFAS No. 157.  (See Note 2 and 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion.)  Changes in the fair value of the CRRs are deferred and recorded in regulatory accounts as they are recoverable through rates.

Natural Gas Procurement (Core Customers)

The Utility generally enters into physical and financial natural gas commodity contracts from one to twelve months in length to fulfill the needs of its retail core customers.  Changes in temperature cause natural gas demand to vary daily, monthly, and seasonally.  Consequently, varying volumes of gas may be purchased in the monthly and, to a lesser extent, daily spot market to meet such seasonal demand.  The Utility's cost of natural gas purchased for its core customers includes costs for the commodity, Canadian and interstate transportation, and intrastate gas transmission and storage.  The Utility’s natural gas procurement costs for its core customers are recoverable through the CPIM, and all costs and benefits associated with hedging purchases under the hedging plan approved in 2007 are accounted for outside the CPIM.

On June 26, 2008, the CPUC issued an Order Instituting Rulemaking (“OIR”) to examine the California gas utilities’ gas cost incentive mechanisms and the treatment of hedging costs under those incentive mechanisms for core customers.  The OIR will determine whether the utilities’ hedging plans should be incorporated into their incentive mechanisms and whether reexamination of the utilities’ current incentive mechanisms is necessary.

Natural Gas Transportation and Storage

The Utility uses value-at-risk to measure the shareholders’ exposure to price and volumetric risks resulting from variability in the price of, and demand for, natural gas transportation and storage services that could impact revenues due to changes in market prices and customer demand.  Value-at-risk measures this exposure over a rolling 12-month forward period and assumes that the contract positions are held through expiration.  This calculation is based on a 95% confidence level, which means that there is a 5% probability that the impact to revenues on a pre-tax basis, over the rolling 12-month forward period, will be at least as large as the reported value-at-risk.  Value-at-risk uses market data to quantify the Utility’s price exposure.  When market data is not available, the Utility uses historical data or market proxies to extrapolate the required market data.  Value-at-risk as a measure of portfolio risk has several limitations, including, but not limited to, inadequate indication of the exposure to extreme price movements and the use of historical data or market proxies that may not adequately capture portfolio risk.

The Utility’s value-at-risk calculated under the methodology described above was approximately $27 million at June 30, 2008.  The Utility's high, low, and average values-at-risk during the six-months ended June 30, 2008 were approximately $30 million, $17 million, and $23 million, respectively.

Convertible Subordinated Notes

At June 30, 2008, PG&E Corporation had outstanding approximately $280 million of 9.50% Convertible Subordinated Notes that are scheduled to mature on June 30, 2010.  Interest is payable semi-annually in arrears on June 30 and December 31.  These Convertible Subordinated Notes may be converted (at the option of the holder) at any time prior to maturity into 18,558,059 shares of PG&E Corporation common stock, at a conversion price of $15.09 per share.  The conversion price is subject to adjustment for significant changes in the number of outstanding shares of PG&E Corporation’s common stock.  In addition, holders of the Convertible Subordinated Notes are entitled to receive “pass-through dividends” determined by multiplying the cash dividend paid by PG&E Corporation per share of common stock by a number equal to the principal amount of the Convertible Subordinated Notes divided by the conversion price.  Since January 1, 2008, PG&E Corporation has paid “pass-through dividends” totaling approximately $21 million, including $7 million paid on July 15, 2008.

In accordance with Statement SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the dividend participation rights of the Convertible Subordinated Notes are considered to be embedded derivative instruments and, therefore, must be bifurcated from the Convertible Subordinated Notes and recorded at fair value in PG&E Corporation’s Condensed Consolidated Financial Statements.  Dividend participation rights are recognized as operating cash flows in PG&E Corporation’s Condensed Consolidated Statements of Cash Flows.  Changes in the fair value are recognized (in Other Income, Net) in PG&E Corporation’s Condensed Consolidated Statements of Income as a non-operating expense or income.  At June 30, 2008, the total estimated fair value of the dividend participation rights, on a pre-tax basis, was approximately $55 million, of which $27 million was classified in Current Liabilities - Other and $28 million was classified in Noncurrent Liabilities - Other in the accompanying Condensed Consolidated Balance Sheets.  At December 31, 2007, the total estimated fair value of the dividend participation rights, on a pre-tax basis, was approximately $62 million, of which $25 million was classified as a current liability in Current Liabilities – Other and $37 million was classified as a noncurrent liability in Noncurrent Liabilities – Other in the accompanying Condensed Consolidated Balance Sheets.  The discount factor used to value these rights was adjusted on January 1, 2008 in order to comply with the provisions of SFAS No. 157, resulting in a $6 million increase in fair value.  (See Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the implementation of SFAS No. 157.)

Interest Rate Risk

Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates.  At June 30, 2008, if interest rates changed by 1% for all current variable rate debt issued by PG&E Corporation and the Utility, the change would affect net income by approximately $5 million, based on net variable rate debt and other interest rate-sensitive instruments outstanding.

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

On January 1, 2008, PG&E Corporation and the Utility adopted the provisions of SFAS No. 157, (see “New Accounting Policies” below and Note 2 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion), which are also considered critical accounting policies.  Additionally, PG&E Corporation and the Utility adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position on Interpretation 39, “Amendment of FASB Interpretation No. 39” (See Note 2 of the Condensed Consolidated Financial Statements for further discussion).

For the period ended June 30, 2008, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

NEW ACCOUNTING POLICIES

Fair Value Measurements

On January 1, 2008, PG&E Corporation and the Utility adopted the provisions of SFAS No. 157.  SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value.  The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or the “exit price.”  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  (See Notes 2 and 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion on SFAS No. 157.)  As Level 3 measurements are based on unobservable inputs, significant judgment may be used in the valuation of these instruments.  Accordingly, the following table sets forth the fair values of instruments classified as Level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of instrument:

Level 3 Instruments at Fair Value

(in millions)	Value as of June 30, 2008
Nuclear Decommissioning Funds	$7
Price Risk Management Instruments	382
Long Term Disability Trust	95
Dividend Participation Rights	(55)
Other	(6)
Total Level 3 Instruments	$423

Level 3 fair value measurements represent 15% of the total net value of all fair value measurements of PG&E Corporation.  During the three and six months ended June 30, 2008, there were no material increases or decreases in Level 3 assets or liabilities resulting from a transfer of assets or liabilities from, or into, Level 1 or Level 2.  The majority of these instruments are accounted for in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” as amended, as they are expected to be recovered or refunded through regulated rates.  Therefore, changes in the aggregate fair value of these assets and liabilities (including realized and unrealized gains and losses) are recorded within regulatory accounts in the accompanying Condensed Consolidated Balance Sheets with the exception of the dividend participation rights which are held by PG&E Corporation.  The changes in the dividend participation rights are reflected in Other Income, Net in PG&E Corporation’s Condensed Consolidated Statements of Income.  Additionally, changes in the fair value of the Level 3 Instruments did not have a material effect on liquidity and capital resources as of June 30, 2008.

Nuclear Decommissioning Funds and Long Term Disability Trust

The nuclear decommissioning funds and the long-term disability trust primarily hold equities, debt securities, mutual funds, and life insurance policies.  These instruments are generally valued based on unadjusted prices in active markets for identical transactions or unadjusted prices in active markets for similar transactions.  Commingled funds within these trusts represent the Utility’s shares of certain money market funds held.  Due to liquidity restrictions and lack of an active market for individual shares of these money market funds, commingled funds are classified as Level 3.  The Level 3 nuclear decommissioning fund assets did not change significantly for the three and six months ended June 30, 2008.  The Level 3 long-term disability trust assets increased from approximately $69 million at January 1, 2008 to approximately $95 million at June 30, 2008.  This increase of approximately $26 million was primarily due to purchases of commingled fund investments.  Additionally, the Level 3 long-term disability trust assets decreased from approximately $103 million at March 31, 2008 to approximately $95 million at June 30, 2008.  This decrease of approximately $8 million was primarily due to sale of commingled fund investments.

Price Risk Management Instruments

The price risk management instrument category is comprised of physical and financial derivative contracts including futures, forwards, options, and swaps that are both exchange-traded and over-the-counter (“OTC”) traded contracts.  When necessary, PG&E Corporation and the Utility generally use similar models to value similar instruments.  Since the Utility’s contracts are used within the regulatory framework, regulatory accounts are recorded to offset the associated gains and losses of these derivatives, which will be reflected in future rates.  The Level 3 price risk management instruments increased from approximately $115 million as of January 1, 2008 to approximately $382 million as of June 30, 2008.  This increase of approximately $267 million was primarily due to an increase in commodity prices on June 30, 2008 as compared to January 1, 2008.  Additionally, the Level 3 price risk management instruments increased from approximately $299 million as of March 31, 2008 to approximately $382 million at June 30, 2008.  This increase of approximately $83 million was primarily due to an increase in commodity prices on June 30, 2008 as compared to March 31, 2008.

All options (exchange-traded and OTC) are valued using the Black’s Option Pricing Model and classified as Level 3 measurements primarily due to volatility inputs.

CRRs, FTRs, and demand response contracts are new and/or complex instruments that have immature or limited markets.  CRRs allow market participants, including LSEs, to hedge the financial risk of CAISO-imposed congestion charges in the MRTU day-ahead market.  FTRs allow market participants, including LSEs, to hedge financial risk of CAISO-imposed congestion charges in the day-ahead market prior to the operation of the MRTU day-ahead market.  Demand response contracts allow market participants, including LSEs, to hedge financial risk associated with increased energy prices resulting from increased demand on the electricity grid.  As the markets for these instruments have minimal activity, observable inputs may not be available in pricing these instruments.  Therefore, the pricing models used to value these instruments often incorporate significant estimates and assumptions that market participants would use in pricing the instrument.  Accordingly, they are classified as Level 3 measurements.  When available, observable market data is used to calibrate pricing models.

The remaining Level 3 price risk management instruments are OTC derivative instruments that are valued using pricing models based on the net present value of estimated future cash flows based on broker or dealer quotations.  Such instruments are generally classified within Level 3 of the fair value hierarchy.

Dividend Participation Rights

The dividend participation rights component of the Convertible Subordinated Notes is considered to be an embedded derivative instrument in accordance with SFAS No. 133 and, therefore, is bifurcated.  They are valued based on the net present value of estimated future cash flows using internal estimates of company dividends.  These rights are recorded in the Current Liabilities-Other and Noncurrent Liabilities-Other financial statement in the Condensed Consolidated Financial Statements.  (See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion of these instruments.)

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

The cost of environmental remediation is difficult to estimate.  The Utility records an environmental remediation liability when site assessments indicate remediation is probable and it can estimate a range of possible clean-up costs.  The Utility reviews its remediation liability on a quarterly basis.  The liability is an estimate of costs for site investigations, remediation, operations and maintenance, monitoring, and site closure using current technology, and considering enacted laws and regulations, experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties.  Unless there is a better estimate within this range of possible costs, the Utility records the costs at the lower end of this range.  The Utility estimates the upper end of this cost range using possible outcomes that are least favorable to the Utility.  It is reasonably possible that a change in these estimates may occur in the near term due to uncertainty concerning the Utility's responsibility, the complexity of environmental laws and regulations, and the selection of compliance alternatives.

The Utility had an undiscounted and gross environmental remediation liability of approximately $538 million at June 30, 2008, and approximately $528 million at December 31, 2007.  The $538 million accrued at June 30, 2008 consists of:

•	Approximately $221 million for remediation at the Hinkley and Topock natural gas compressor sites;

•	Approximately $83 million related to remediation at divested generation facilities;

•
Approximately $182 million related to remediation costs for the Utility’s generation and other facilities, third-party disposal sites, and manufactured gas plant sites owned by the Utility or third parties (including those sites that are the subject of remediation orders by environmental agencies or claims by the current owners of the former manufactured gas plant sites); and

•	Approximately $52 million related to remediation costs for fossil decommissioning sites.

Of the approximately $538 million environmental remediation liability, approximately $126 million has been included in prior rate setting proceedings.  The Utility expects that an additional amount of approximately $328 million will be recoverable in future rates.  The Utility also recovers its costs from insurance carriers and from other third parties whenever possible.  Any amounts collected in excess of the Utility's ultimate obligations may be subject to refund to customers.

The Utility's undiscounted future costs could increase to as much as $895 million if the other potentially responsible parties are not financially able to contribute to these costs, or if the extent of contamination or necessary remediation is greater than anticipated, and could increase further if the Utility chooses to remediate beyond regulatory requirements.  The amount of approximately $895 million does not include any estimate for any potential costs of remediation at former manufactured gas plant sites owned by others, unless the Utility has assumed liability for the site, the current owner has asserted a claim against the Utility, or the Utility has otherwise determined it is probable that a claim will be asserted.

The Utility's Diablo Canyon power plant uses a process known as “once through cooling” that takes in water from the ocean to cool the generating facility and discharges the heated water back into the ocean.  There is continuing uncertainty about the status of state and federal regulations issued under Section 316(b) of the Clean Water Act which require that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts.  In July 2004, the U.S. Environmental Protection Agency (“EPA”) issued regulations to implement Section 316(b) intended to reduce impacts to aquatic organisms by establishing a set of performance standards for cooling water intake structures.  These regulations provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis.  The EPA regulations also allowed the use of environmental mitigation or restoration to meet compliance requirements in certain cases.  In response to the EPA regulations, the California State Water Resources Control Board (“Water Board”) issued a proposed policy to address once through cooling.  The Water Board’s current proposal would require the installation of cooling towers at nuclear facilities by January 1, 2021, unless the installation of cooling towers would conflict with a nuclear safety requirement.

Various parties separately challenged the EPA's regulations and in January 2007, the U.S. Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision holding that environmental restoration cannot be used as a compliance option and that site-specific compliance variances based on a cost-benefit test could not be used.  The Second Circuit remanded significant provisions of the regulations to the EPA for reconsideration and in July 2007 the EPA suspended its regulations.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision regarding the cost-benefit test and a decision is expected by mid-2009.  Depending on the form of the final regulations that may ultimately be adopted by the EPA or the Water Board, the Utility may incur significant capital expense to comply with the final regulations, which the Utility would seek to recover through rates.  If either the final regulations adopted by the EPA or the Water Board require the installation of cooling towers at Diablo Canyon, and if installation of such cooling towers is not technically or economically feasible, the Utility may be forced to cease operations at Diablo Canyon and may incur a material charge.

TAX MATTERS

In the first quarter of 2008, PG&E Corporation reached a settlement with the Internal Revenue Service (“IRS”) appellate division for tax years 1997-2000.  On July 9, 2008, PG&E Corporation was notified that the U.S. Congress’ Joint Committee on Taxation (“Joint Committee”) had approved the settlement.  This settlement did not result in material changes to the amount of unrecognized tax benefits that PG&E Corporation recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

On June 20, 2008, PG&E Corporation reached an agreement with the IRS regarding a change in accounting method related to the capitalization of indirect service costs for tax years 2001-2004.  This agreement resulted in a $29 million benefit from a reduction in interest expense accrued on unrecognized tax benefits partially offset by a $15 million liability associated with unrecognized state tax benefits, for a net tax benefit of approximately $14 million.  On June 27, 2008, PG&E Corporation agreed to a revenue agent report (“RAR”) from the IRS that reflected this agreement and resolved all 2001-2002 audit issues, except a dispute relating to PG&E Corporation’s entitlement to $104 million of synthetic fuel tax credits, which was referred to the IRS appellate division, and all 2003-2004 audit issues.  The IRS will forward the RAR to the IRS appellate division, and it will be finalized when PG&E Corporation and the IRS appellate division resolve the issue regarding synthetic fuel tax credits.  At that time, the RAR will be submitted to the Joint Committee for approval.

As a result of the anticipated resolution of the 2001-2004 audits as described above, it is reasonably possible that the liability associated with unrecognized tax benefits could decrease in the next 12 months by an amount ranging from $0 to $200 million for PG&E Corporation, of which $0 to $100 million is related to the Utility.

The IRS is currently auditing tax years 2005-2006.  PG&E Corporation filed its federal return for tax year 2007 in July 2008.  Beginning in tax year 2008, PG&E Corporation began participating in the IRS’ Compliance Assurance Process, a real-time audit process intended to expedite the resolution of issues raised during audits.

Currently, PG&E Corporation has $268 million of federal capital loss carry forwards based on tax returns as filed, primarily resulting from the disposition of NEGT stock in 2004.  The majority of the federal capital loss carry forwards, if not used by December 2009, will expire.  The settlement of the 2001-2004 audits may result in utilization of a significant portion of the federal capital loss carry forwards.  However, because the settlement is subject to the Joint Committee’s approval, PG&E Corporation has not recognized any benefits from the federal capital loss carry forwards.

The California Franchise Tax Board is currently auditing PG&E Corporation’s 2004 and 2005 combined California income tax returns.  To date, no material adjustments have been proposed.  In addition to the federal capital loss carry forwards, PG&E Corporation has $2.1 billion of California capital loss carry forwards based on tax returns as filed, the majority of which, if not used by December 2008, will expire.

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

The accrued liability for legal matters is included in PG&E Corporation's and the Utility's Current Liabilities - Other in the Condensed Consolidated Balance Sheets, and totaled approximately $51 million at June 30, 2008 and approximately $78 million at December 31, 2007.

After considering the above accruals, PG&E Corporation and the Utility do not expect that losses associated with legal matters will have a material impact on their financial condition or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               PG&E Corporation and the Utility's primary market risk results from changes in energy prices.  PG&E Corporation and the Utility engage in price risk management activities for non-trading purposes only.  Both PG&E Corporation and the Utility may engage in these price risk management activities using forward contracts, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates (see the “Risk Management Activities” above under Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 4: CONTROLS AND PROCEDURES

               Based on an evaluation of PG&E Corporation and the Utility's disclosure controls and procedures as of June 30, 2008, PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports the companies file or submit under the Securities and Exchange Act of 1934 (“the Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  In addition, PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the Act is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

               There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation's or the Utility's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Solano County District Attorney’s Office

For more information regarding the resolution of this matter, see “Part II, Item 1. Legal Proceedings” in PG&E Corporation's and the Utility's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

In connection with the pending appeal of the 2004 decision by the Nuclear Regulatory Commission ("NRC") to grant the Utility a permit to construct the dry cask storage facility, the NRC held a hearing on July 1, 2008 to consider whether the NRC staff sufficiently addressed the latent health impacts and damage to property of a potential radiological release in its supplemental environmental assessment report when it decided to issue the permit.  The NRC’s supplemental assessment had concluded there would be no significant environmental impacts from potential terrorist acts directed at the Diablo Canyon dry cask storage facility.  The NRC is expected to issue a decision on this matter in the third quarter of 2008.

The discussion of the potential adverse impact of municipalization and other forms of bypass on the Utility are discussed in the 2007 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” under following caption “The Utility faces the risk of unrecoverable costs if its customers obtain distribution and transportation services from other providers as a result of municipalization, technological change, or other forms of bypass.” is updated as follows to describe a voter initiative that will appear on the City and County of San Francisco’s November 2008 ballot:

On July 22, 2008, the Board of Supervisors of the City and County of San Francisco voted to place an initiative on the November 2008 ballot seeking approval to amend the city’s charter to require a study of the costs and benefits of taking over the electric system in San Francisco.  The charter amendment would allow the Board of Supervisors to issue revenue bonds to finance a takeover of the Utility’s facilities in San Francisco without further voter approval, as is currently required.  If the ballot measure were approved and the Board of Supervisors were to move forward with municipalization proceedings, the Utility would be entitled to receive the fair market value of its facilities subject to the takeover, but the valuation issues in any municipalization proceeding would most likely be highly contentious.

If the number of the Utility's customers declines due to municipalization, or other forms of bypass, and the Utility's rates are not adjusted in a timely manner to allow it to fully recover its investment in electricity and natural gas facilities and electricity procurement costs, PG&E Corporation's and the Utility's financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. During the second quarter of 2008, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PG&E Corporation:

On May 14, 2008, PG&E Corporation held its annual meeting of shareholders.  At the meeting, the shareholders voted as indicated below on the following matters:

1.  Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified (included as Item 1 in the proxy statement):

	For	Against	Abstain
David R. Andrews	266,235,373	3,047,596	4,268,100
C. Lee Cox	265,271,261	4,056,555	4,223,253
Peter A. Darbee	265,158,877	4,149,574	4,242,618
Maryellen C. Herringer	265,596,437	3,791,112	4,163,520
Richard A. Meserve	225,354,269	43,960,973	4,235,827
Mary S. Metz	264,611,678	4,769,367	4,170,024
Barbara L. Rambo	266,308,879	2,957,106	4,285,084
Barry Lawson Williams	262,704,969	6,523,337	4,322,763

Each director nominee was elected a director of PG&E Corporation.  Each director nominee received a majority of the shares represented and voting (excluding abstentions) with respect to the nominee’s election, which shares voting affirmatively also constituted a majority of the required quorum.

2.  Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year 2008 (included as Item 2 in the proxy statement):

For:	266,061,878
Against:	3,856,499
Abstain:	3,632,692

This proposal was approved by a majority of the shares represented and voting (excluding abstentions) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

3.  Consideration of a shareholder proposal regarding statement of personal contribution by CEO (included as Item 3 in the proxy statement):

For:	11,798,255
Against:	218,506,882
Abstain:	5,976,209
Broker non-vote (1):	37,269,723

This shareholder proposal was not approved, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (excluding abstentions and broker non-votes) with respect to the proposal.

4.  Consideration of a shareholder proposal regarding shareholder say on executive pay (included as Item 4 in the proxy statement):

For:	121,773,318
Against:	109,174,157
Abstain:	5,333,871
Broker non-vote (1):	37,269,723

This shareholder proposal was approved, as the number of shares voting affirmatively on the proposal constituted more than a majority of the shares represented and voting (excluding abstentions and broker non-votes) with respect to the proposal, and also constituted a majority of the required quorum.

5.  Consideration of a shareholder proposal regarding independent lead director (included as Item 5 in the proxy statement):

For:	57,261,504
Against:	170,820,904
Abstain:	8,198,938
Broker non-vote (1):	37,269,723

This shareholder proposal was not approved, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (excluding abstentions and broker non-votes) with respect to the proposal.

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

Pacific Gas and Electric Company:

On May 14, 2008, the Utility held its annual meeting of shareholders.  Shares of capital stock of the Utility consist of shares of common stock and shares of first preferred stock.  As PG&E Corporation and a subsidiary own all of the outstanding shares of common stock, they hold approximately 96% of the combined voting power of the outstanding capital stock of the Utility.  PG&E Corporation voted all of its shares of common stock for the nominees named in the 2008 joint proxy statement and for the ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year 2008.  The shares of common stock held by the subsidiary were not voted.  The balances of the votes shown below were cast by holders of shares of first preferred stock.  At the annual meeting, the shareholders voted as indicated below on the following matters:

1.  Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified (included as Item 1 in the proxy statement):

	For	Against	Abstain
David R. Andrews	272,294,704	197,831	91,240
C. Lee Cox	272,281,529	197,546	104,700
Peter A. Darbee	272,295,625	186,490	101,660
Maryellen C. Herringer	272,288,492	199,871	95,412
Richard A. Meserve	272,240,567	247,147	96,061
Mary S. Metz	272,274,958	214,048	94,769
William T. Morrow	272,296,059	180,903	106,813
Barbara L. Rambo	272,281,908	205,706	96,161
Barry Lawson Williams	272,274,075	204,658	105,042

Each director nominee was elected a director of Pacific Gas and Electric Company.  Each director nominee received a majority of the shares represented and voting (excluding abstentions) with respect to the nominee’s election, which shares voting affirmatively also constituted a majority of the required quorum.

2.  Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year 2008 (included as Item 2 in the proxy statement):

For:	272,357,765
Against:	87,495
Abstain:	138,515

This proposal was approved by a majority of the shares represented and voting (excluding abstentions) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility's earnings to fixed charges ratio for the three and six months ended June 30, 2008 was 3.01 and 2.82, respectively.  The Utility's earnings to combined fixed charges and preferred stock dividends ratio for the three and six months ended June 30, 2008 was 2.96 and 2.77, respectively.  The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility's Registration Statement Nos. 33-62488 and 333-149361 relating to various series of the Utility's first preferred stock and its senior notes, respectively.

ITEM 6. EXHIBITS

3.1
Bylaws of PG&E Corporation, as amended as of May 14, 2008 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609) Exhibit 3.1)

3.2
Bylaws of Pacific Gas and Electric Company, as amended as of May 14, 2008 (incorporated by reference to Pacific Gas and Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-2348) Exhibit 3.2)

10.1*
Amendment to January 3, 2007 Restricted Stock Agreement between PG&E Corporation and Peter A. Darbee, effective May 9, 2008 (January 3, 2007 Restricted Stock Agreement filed as Exhibit 10.3 to PG&E Corporation’s and Pacific Gas and Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.2*	Restricted Stock Unit Agreement between Peter A. Darbee and PG&E Corporation dated May 9, 2008

11	Computation of Earnings Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

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
Christopher P. Johns Senior Vice President, Chief Financial Officer, and Treasurer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

BARBARA L. BARCON
Barbara L. Barcon Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)

Dated:  August 6, 2008

EXHIBIT INDEX

3.1
Bylaws of PG&E Corporation, as amended as of May 14, 2008 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609) Exhibit 3.1)

3.2
Bylaws of Pacific Gas and Electric Company, as amended as of May 14, 2008 (incorporated by reference to Pacific Gas and Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-2348) Exhibit 3.2)

10.1*
Amendment to January 3, 2007 Restricted Stock Agreement between PG&E Corporation and Peter A. Darbee, effective May 9, 2008 (January 3, 2007 Restricted Stock Agreement filed as Exhibit 10.3 to PG&E Corporation’s and Pacific Gas and Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.2*	Restricted Stock Unit Agreement between Peter A. Darbee and PG&E Corporation dated May 9, 2008

11	Computation of Earnings Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory agreement
**Pursuant to Item 601(b) (32) of SEC Regulation S-K, these Exhibits are furnished rather than filed with this report.