Form 10-K
period 2009-12-31
PG&E CORP
filed 2010-02-19
CIK 1004980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Nonredeemable: 6%, 5.50%, 5%

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

PG&E Corporation	Yes ☑ No 
Pacific Gas and Electric Company	Yes ☑ No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

PG&E Corporation	Yes  No ☑
Pacific Gas and Electric Company	Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PG&E Corporation	Yes ☑ No 
Pacific Gas and Electric Company	Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PG&E Corporation	Yes ☑ No ☐
Pacific Gas and Electric Company	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

PG&E Corporation	☑
Pacific Gas and Electric Company	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

PG&E Corporation	Pacific Gas and Electric Company
Large accelerated filer ☑	Large accelerated filer 
Accelerated filer 	Accelerated filer 
Non-accelerated filer 	Non-accelerated filer ☑
Smaller reporting company 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation	Yes  No ☑
Pacific Gas and Electric Company	Yes  No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2009, the last business day of the most recently completed second fiscal quarter:

PG&E Corporation Common Stock	$14,193 million
Pacific Gas and Electric Company Common Stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of February 17, 2010:

PG&E Corporation:	371,333,780 shares
Pacific Gas and Electric Company:	264,374,809 shares (wholly owned by PG&E Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the combined 2009 Annual Report to Shareholders	Part I (Items 1 and 1.A.), Part II (Items 5, 6, 7, 7A, 8 and 9A)

Designated portions of the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders	Part III (Items 10, 11, 12, 13 and 14)

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

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

The Utility served approximately 5.1 million electricity distribution customers and approximately 4.3 million natural gas distribution customers at December 31, 2009.  The Utility had approximately $42.7 billion in assets at December 31, 2009 and generated revenues of $13.4 billion in 2009.  Its revenues are generated mainly through the sale and delivery of electricity and natural gas.  The Utility is regulated primarily by the California Public Utilities Commission (“CPUC”) and the Federal Energy Regulatory Commission (“FERC”).  In addition, the Nuclear Regulatory Commission (“NRC”) oversees the licensing, construction, operation, and decommissioning of the Utility’s nuclear generation facilities.

Corporate and Other Information

The principal executive office of PG&E Corporation is located at One Market, Spear Tower, Suite 2400, San Francisco, California 94105, and its telephone number is (415) 267-7000.  The principal executive office of the Utility is located at 77 Beale Street, P.O. Box 770000, San Francisco, California 94177, and its telephone number is (415) 973-7000.  PG&E Corporation and the Utility file or furnish various reports with the Securities and Exchange Commission (“SEC”).  These reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on both PG&E Corporation's website, www.pgecorp.com, and the Utility's website, www.pge.com, as promptly as practicable after they are filed with, or furnished to, the SEC ..  The information contained on these websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Employees

At December 31, 2009, PG&E Corporation and its subsidiaries had 19,425 regular employees, including 19,401 regular employees of the Utility.  Of the Utility’s regular employees, 12,648 are covered by collective bargaining agreements with three labor unions: the International Brotherhood of Electrical Workers, Local 1245, AFL-CIO (“IBEW”); the Engineers and Scientists of California, IFPTE Local 20, AFL-CIO and CLC (“ESC”); and the Service Employees International Union, Local 24/7 (“SEIU”).  One IBEW collective bargaining agreement expires on December 31, 2010, and the other expires on December 31, 2011.  The ESC collective bargaining agreement expires on December 31, 2011.  The SEIU collective bargaining agreement expires on July 31, 2012.

Cautionary Language Regarding Forward-Looking Statements

This combined Annual Report on Form 10-K, including the information incorporated by reference from the joint Annual Report to Shareholders for the year ended December 31, 2009 (“2009 Annual Report”) and the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements are based on current estimates, expectations and projections about future events, and assumptions regarding these events and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated capital expenditures, estimated Utility rate base, estimated environmental remediation liabilities, estimated tax liabilities, the anticipated outcome of various regulatory and legal proceedings, estimated future cash flows, and the level of future equity or debt issuances, and are also identified by words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “target,” “predict,” “anticipate,” “aim, “ “may,” “might,” “should,” “would,” “could,” “goal,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

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

•
explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and systems, and similar events that may occur while operating and maintaining an electric and natural gas system in a large service territory with varying geographic conditions, that can cause unplanned outages, reduce generating output, damage the Utility’s assets or operations, subject the Utility to third-party claims for property damage or personal injury, or result in the imposition of civil, criminal, or regulatory fines or penalties on the Utility;

•
the impact of storms, earthquakes, floods, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism that affect customer demand, or that damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies;

•	the potential impacts of climate change on the Utility’s electricity and natural gas businesses;

•
changes in customer demand for electricity and natural gas resulting from unanticipated population growth or decline, general economic and financial market conditions, changes in technology that include the development of alternative technologies that enable customers to increase their reliance on self-generation, or other reasons;

•
the occurrence of unplanned outages at the Utility’s two nuclear generating units at the Diablo Canyon Power Plant (“Diablo Canyon”), the availability of nuclear fuel, the outcome of the Utility’s application to renew the operating licenses for Diablo Canyon, and potential changes in laws or regulations promulgated by the NRC or other environmental agencies with respect to the storage of spent nuclear fuel, security, safety, or other matters associated with the operations at Diablo Canyon;

•
whether the Utility can maintain the cost savings that it has recognized from operating efficiencies that it has achieved and identify and successfully implement additional sustainable cost-saving measures;

•
whether the Utility earns incentive revenues or incurs obligations under incentive ratemaking mechanisms, such as the CPUC’s incentive ratemaking mechanism relating to energy savings achieved through implementation of the utilities’ customer energy efficiency programs;

•	the impact of federal or state laws, or their interpretation, on energy policy and the regulation of utilities and their holding companies;

•
whether the new day-ahead, hour-ahead, and real-time wholesale electricity markets established by the California Independent System Operator (“CAISO”) that became operational on April 1, 2009 will continue to function effectively and whether the Utility can successfully implement “dynamic pricing” by offering electric rates that can vary with the customer’s time of use and are more closely aligned with wholesale electricity prices;

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

•
the loss of customers due to municipalization of the Utility’s electric distribution facilities, the level of “direct access” by which consumers procure electricity from alternative energy providers, implementation of “ community choice aggregation,” which permits cities and counties to purchase and sell electricity for their local residents and businesses, or other forms of bypass; and

•	the outcome of federal or state tax audits and the impact of changes in federal or state tax laws, policies, or regulations.

For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition and results of operations, see the discussion under the heading “Risk Factors” that appears near the end of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) in the 2009 Annual Report.  PG&E Corporation and the Utility do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

  PG&E Corporation's Regulatory Environment

Federal Energy Regulation

As a public utility holding company, PG&E Corporation is subject to the requirements of the Energy Policy Act of 2005 (“EPAct”), which became effective on February 8, 2006.  Among its key provisions, the EPAct repealed the Public Utility Holding Company Act of 1935 and enacted the Public Utility Holding Company Act of 2005 (“PUHCA 2005”).  Under PUHCA 2005, public utility holding companies fall principally under the regulatory oversight of the FERC, an independent agency within the U.S. Department of Energy.  PG&E Corporation and its subsidiaries are exempt from all requirements of PUHCA 2005 other than the obligation to provide access to their books and records to the FERC and the CPUC for ratemaking purposes.  These books and records provisions are largely duplicative of other provisions under the Federal Power Act of 1935 and state law.

State Energy Regulation

PG&E Corporation is not a public utility under California law.  The CPUC has authorized the formation of public utility holding companies subject to various conditions related to finance, human resources, records and bookkeeping, and the transfer of customer information.  The financial conditions provide that:

•	the Utility cannot guarantee any obligations of PG&E Corporation without prior written consent from the CPUC;

•	the Utility’s dividend policy must be established by the Utility's Board of Directors as though the Utility were a stand-alone utility company;

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

The Utility's Regulatory Environment

Various aspects of the Utility's business are subject to a complex set of energy, environmental and other laws, regulations, and regulatory proceedings at the federal, state, and local levels.  In addition to enacting PUHCA 2005 to replace the Public Utility Holding Company Act of 1935, as discussed above, the EPAct significantly amended various federal energy laws applicable to electric and natural gas markets, including the Federal Power Act of 1935, the Natural Gas Act of 1938, and the Public Utility Regulatory Policies Act of 1978 (“PURPA”).

This section and the “Ratemaking Mechanisms” section below summarize some of the more significant laws, regulations, and regulatory mechanisms affecting the Utility.  These summaries are not an exhaustive description of all the laws, regulations, and regulatory proceedings that affect the Utility.  The energy laws, regulations, and regulatory proceedings may change or be implemented or applied in a way that the Utility does not currently anticipate.  For discussion of specific pending regulatory proceedings that are expected to affect the Utility, see the section of MD&A entitled “Regulatory Matters” in the 2009 Annual Report.

Federal Energy Regulation

The FERC

The FERC regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce.  The FERC also regulates interconnections of transmission systems with other electric systems and generation facilities; tariffs and conditions of service of regional transmission organizations, including the CAISO; and the terms and rates of wholesale electricity sales.  The FERC has authority to impose penalties of up to $1,000,000 per day for violation of certain federal statutes, including the Federal Power Act of 1935 and the Natural Gas Act of 1938, and for violations of FERC-approved regulations.  The FERC has jurisdiction over the Utility's electricity transmission revenue requirements and rates, the licensing of substantially all of the Utility's hydroelectric generation facilities, and the interstate sale and transportation of natural gas.

Electric Reliability Standards; Development of Transmission Grid.  The FERC has the responsibility to approve and enforce mandatory standards governing the reliability of the nation’s electricity transmission grid, including standards to protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches; to prevent market manipulation, and to supplement state transmission siting efforts in certain electric transmission corridors that are determined to be of national interest.  The FERC certified the North American Electric Reliability Corporation (“NERC”) as the nation’s Electric Reliability Organization under the EPAct of 2005.  The NERC is responsible for developing and enforcing electric reliability standards, subject to FERC approval.  The FERC also has approved a delegation agreement under which the NERC has delegated enforcement authority for the geographic area known as the Western Interconnection to the Western Electricity Coordinating Council (“WECC”).  The Utility must self-certify compliance to the WECC on an annual basis, and the compliance program encourages self-reporting of violations.  WECC staff, with participation by the NERC and the FERC, will also perform a regular compliance audit of the Utility every three years.  In addition, the WECC and the NERC may perform spot checks or other interim audits, reports, or investigations.  Under FERC authority, the WECC, NERC, and/or FERC may impose penalties up to $1,000,000 per day per violation.

The FERC also has issued rules on electric transmission pricing reforms designed to promote needed investment in energy infrastructure, to reduce transmission congestion, and to require transmission organizations with organized electricity markets to make long-term firm transmission rights available to load-serving entities, so these entities can enter into long-term transmission service arrangements without being exposed to unhedged congestion cost risk.  In addition, pursuant to FERC orders, the CAISO is responsible for providing open access electricity transmission service on a non-discriminatory basis, planning transmission system additions, and ensuring the maintenance of adequate reserves of generation capacity.

Prevention of Market Manipulation.  The FERC has broad authority to police and penalize the exercise of market power or behavior intended to manipulate prices paid in FERC-jurisdictional transactions.  The FERC has adopted rules to prohibit market manipulation, modeling its new rules on SEC Rule 10b-5, which prohibits fraud and manipulation in the purchase or sale of securities.  Under the FERC's new regulations, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas, electric energy, or transportation/transmission services subject to the jurisdiction of the FERC (1) to use or employ any device, scheme, or artifice to defraud, (2) to make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or (3) to engage in any act, practice, or course of business that operates or would operate as a fraud or deceit upon any person.

QF Regulation.  Under PURPA, electric utilities are required to purchase energy and capacity from independent power producers that are qualifying cogeneration facilities (“QFs”).  To implement the purchase requirements of PURPA, the CPUC required California investor-owned electric utilities to enter into long-term power purchase agreements with QFs and approved the applicable terms, conditions, prices, and eligibility requirements.  The EPAct significantly amended the purchase requirements of PURPA.  As amended, Section 210(m) of PURPA authorizes the FERC to waive the obligation of an electric utility under Section 210 of PURPA to purchase the electricity offered to it by a QF (under a new contract or obligation), if the FERC finds that the QF has nondiscriminatory access to one of three defined categories of competitive wholesale electricity markets.  The statute permits such waivers as to a particular QF or on a “service territory-wide basis.”  The Utility is assessing whether it will file a request with the FERC to terminate its obligations under PURPA to enter into new QF purchase obligations.

The Nuclear Regulatory Commission

The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities, including the two nuclear generating units at Diablo Canyon and the Utility’s retired nuclear generating unit at Humboldt Bay (“Humboldt Bay Unit 3”).  NRC regulations require extensive monitoring and review of the safety, radiological, environmental, and security aspects of these facilities.  In the event of non-compliance, the NRC has the authority to impose fines or to force a shutdown of a nuclear plant, or both. NRC safety and security requirements have, in the past, necessitated substantial capital expenditures at Diablo Canyon, and additional significant capital expenditures could be required in the future.

In addition, as required by NRC regulations, only certain key management personnel and other designated individuals may receive information from the NRC or other government agency relating to Diablo Canyon that is deemed to be classified by the governmental agency.  In connection with this requirement, the Board of Directors of PG&E Corporation has adopted a resolution acknowledging that neither PG&E Corporation nor any director or officer of PG&E Corporation will (1) have access to such classified information or special nuclear material in the custody of the Utility, or (2) participate in any decision or matter pertaining to the protection of classified information and/or special nuclear material in the custody of the Utility.

State Energy Regulation

California Legislature. The Utility’s operations have been significantly affected by statutes passed by the California legislature, including laws related to electric industry restructuring, the 2000-2001 California energy crisis, electric resource adequacy, renewable energy resources, power plant siting and permitting, and greenhouse gas (“GHG”) emissions and other environmental matters.

The CPUC. The CPUC consists of five members appointed by the Governor of California and confirmed by the California State Senate for staggered six-year terms.  The CPUC has jurisdiction to set the rates, terms, and conditions of service for the Utility's electricity distribution, electricity generation, natural gas distribution, and natural gas transportation and storage services in California.  The CPUC also has jurisdiction over the Utility's issuances of securities, dispositions of utility assets and facilities, energy purchases on behalf of the Utility's electricity and natural gas retail customers, rate of return, rates of depreciation, aspects of the siting and operation of natural gas transportation assets, oversight of nuclear decommissioning, and aspects of the siting of the electricity transmission system.  Ratemaking for retail sales from the Utility's generation facilities is under the jurisdiction of the CPUC.  To the extent that this electricity is sold for resale into wholesale markets, however, it is under the ratemaking jurisdiction of the FERC.  In addition, the CPUC has general jurisdiction over most of the Utility’s operations, and regularly reviews the Utility’s performance, using measures such as the frequency and duration of outages.  The CPUC also conducts investigations into various matters, such as deregulation, competition, and the environment, in order to determine its future policies.

PG&E Corporation and the Utility entered into a settlement agreement with the CPUC on December 19, 2003, to resolve the Utility's proceeding filed under Chapter 11 of the U.S. Bankruptcy Code that had been pending in the U.S. Bankruptcy Court for the Northern District of California (“Bankruptcy Court”) since April 2001, referred to as the Chapter 11 Settlement Agreement.  The nine-year Chapter 11 Settlement Agreement established certain regulatory assets and addressed various ratemaking matters to restore the Utility’s financial health and enable it to emerge from Chapter 11.  The terms of the Chapter 11 Settlement Agreement were incorporated into the Utility’s plan of reorganization under Chapter 11, which became effective on April 12, 2004.  The Bankruptcy Court retains jurisdiction to hear and determine disputes arising in connection with the interpretation, implementation, or enforcement of the Chapter 11 Settlement Agreement, in addition to other matters. (For more information, see Note 14 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.)

The California Energy Resources Conservation and Development Commission

The California Energy Resources Conservation and Development Commission, commonly called the California Energy Commission (“CEC”), is the state's primary energy policy and planning agency.  The CEC is responsible for licensing of all thermal power plants over 50 MW; overseeing funding programs that support public interest energy research; advancing energy science and technology through research, development and demonstration; and providing market support to existing, new, and emerging renewable technologies.  In addition, the CEC is responsible for forecasting future energy needs used by the CPUC in determining the adequacy of the utilities' electricity procurement plans.

Other Regulation

The Utility obtains permits, authorizations, and licenses in connection with the construction and operation of the Utility's generation facilities, electricity transmission lines, natural gas transportation pipelines, and gas compressor station facilities.  Discharge permits, various Air Pollution Control District permits, U.S. Department of Agriculture-Forest Service permits, FERC hydroelectric generation facility and transmission line licenses, and NRC licenses are some of the more significant examples.  Some licenses and permits may be revoked or modified by the granting agency if facts develop or events occur that differ significantly from the facts and projections assumed in granting the approval.  Furthermore, discharge permits and other approvals and licenses are granted for a term less than the expected life of the associated facility.  Licenses and permits may require periodic renewal, which may result in additional requirements being imposed by the granting agency.  (For more information, see “Environmental Matters — Water Quality” below.)  In addition, the Utility must comply with regulations to be issued by the California Air Resources Board (“CARB”) relating to GHG emissions.  (For more information see “Environmental Matters — Air Quality and Climate Change” below.)

The Utility has over 520 franchise agreements with various cities and counties that permit the Utility to install, operate, and maintain the Utility's electric and natural gas facilities in the public streets and roads.  In exchange for the right to use public streets and roads, the Utility pays annual fees to the cities and counties.  Franchise fees are computed pursuant to statute under either the Broughton Act or the Franchise Act of 1937.  In addition, charter cities can negotiate their fees.  In most cases, the Utility’s franchise agreements are for an indeterminate term, with no expiration date.  The Utility has several franchise agreements that have a specified term, including an agreement with a large charter city.  The franchise agreements generally require that the Utility install and maintain the electric and gas facilities in compliance with regulations adopted by cities and counties in the exercise of their police powers relating to the use of the public streets.  The Utility also periodically obtains permits, authorizations, and licenses in connection with distribution of electricity and natural gas.  Under these permits, authorizations, and licenses, the Utility has rights to occupy and/or use public property for the operation of the Utility's business and to conduct certain related operations.

Competition

Historically, energy utilities operated as regulated monopolies within service territories in which they were essentially the sole suppliers of natural gas and electricity services.  These utilities owned and operated all of the businesses and facilities necessary to generate, transport, and distribute energy.  Services were priced on a combined, or bundled, basis, with rates charged by the energy companies designed to include all the costs of providing these services.  Under traditional cost-of-service regulation, the utilities undertook a continuing obligation to serve their customers, in return for which the utilities were authorized to charge regulated rates sufficient to recover their costs of service, including timely recovery of their operating expenses and a reasonable return on their invested capital.  The objective of this regulatory policy was to provide universal access to safe and reliable utility services.  Regulation was designed in part to take the place of competition and ensure that these services were provided at fair prices.

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

Even before the passage of the EPAct, the FERC's policies supported the development of a competitive electricity generation industry.  FERC Order 888, issued in 1996, established standard terms and conditions for parties seeking access to regulated utilities' transmission grids.  Order 888 requires all public utilities that own, control, or operate facilities used for transmitting electric energy in interstate commerce to have on file an open access non-discriminatory transmission tariff (“OATT”) that contains minimum terms and conditions of non-discriminatory service.  The FERC's subsequent Order 2000, issued in late 1999, established national standards for regional transmission organizations, and advanced the view that a regulated unbundled transmission sector should facilitate competition in both wholesale electricity generation and retail electricity markets.  On February 16, 2007, the FERC issued Order 890, which is designed to: (1) strengthen the form of the OATT adopted in Order 888 to ensure that tariffs achieve their original purpose of remedying undue discrimination; (2) provide greater specificity in the form of the OATT to reduce opportunities for undue discrimination and facilitate the FERC’s enforcement; and (3) increase transparency in the rules applicable to planning and use of the transmission system.

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

State.  At the state level, California Assembly Bill 1890, enacted in 1996, mandated the restructuring of the California electricity industry beginning in 1998 to allow customers of the California investor-owned electric utilities to purchase energy from a service provider other than the regulated utilities (the ability to choose an energy provider is referred to as “direct access”).  Assembly Bill 1890 established a market framework for electricity generation in which generators and other electricity providers were permitted to charge market-based prices for wholesale electricity through transactions conducted through the Power Exchange (“PX”).  Following the 2000-2001 California energy crisis, the PX filed a petition for bankruptcy protection and now operates solely to reconcile remaining refund amounts owed and to make compliance filings as required by the FERC in the California refund proceeding, which is still pending at the FERC.  (For information about the status of the California refund proceeding and the remaining disputed claims made by power suppliers in the Utility’s Chapter 11 proceeding, see Note 14 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.)

California Assembly Bill 1X authorized the California Department of Water Resources (“DWR”), beginning in February 1, 2001, to purchase electricity and sell that electricity directly to the utilities' retail customers.  Assembly Bill 1X requires the utilities to deliver electricity purchased by the DWR under the contracts and to act as the DWR’s billing and collection agent.  To ensure that the DWR recovers the costs that it incurs under its power purchase contracts, the CPUC suspended direct access on September 20, 2001, but allowed existing direct access customers to continue being served by alternative energy service providers.  California Senate Bill 695, enacted on October 11, 2009, requires the CPUC to adopt and implement a schedule by April 11, 2010 to reopen direct access on a gradual basis over a period of not less than three years and not more than five years.  The statute imposes an annual limit on the amount of electricity that can be purchased by direct access customers of a particular utility.  The annual limit for each utility is increased each year until it reaches an amount equal to each utility’s historical maximum amount of energy provided by other service providers in that utility’s service territory during any one-year period.  Further legislative action is required to exceed these limits.

Assembly Bill 1890 also provided for the establishment of the CAISO, as a nonprofit public benefit corporation, to operate and control the state-wide electricity transmission grid and ensure efficient use and reliable operation of the transmission grid.  On April 1, 2009, the CAISO implemented new day-ahead, hour-ahead, and real-time wholesale electricity markets subject to bid caps that increase over time, as part of the implementation of the CAISO’s Market Redesign and Technology Upgrade initiative (“MRTU”).  Market participants, including load-serving entities like the Utility, are permitted to hedge the financial risk of CAISO-imposed congestion charges in the MRTU day-ahead market by acquiring congestion revenue rights.  Also, in January 2008, the CPUC staff issued its recommendation to establish a statewide wholesale electric capacity market to replace the current resource adequacy program.  Any changes that the CPUC adopts would be subject to FERC approval.  On October 29, 2009, the CPUC opened a new rulemaking proceeding to continue oversight of the current resource adequacy program, consider program refinements, and establish annual local procurement obligations.

In addition, the Utility’s customers may, under certain circumstances, obtain power from a “community choice aggregator” instead of from the Utility.  California Assembly Bill 117, enacted in 2002, permits cities and counties to purchase and sell electricity for their local residents and businesses once they have registered as community choice aggregators.  Under Assembly Bill 117, the Utility would continue to provide distribution, metering, and billing services to the community choice aggregators' customers and would be those customers' electricity provider of last resort.  Assembly Bill 117 provides that a community choice aggregator can procure electricity for all of its residents who do not affirmatively elect to continue to receive electricity from the Utility.  The CPUC has adopted rules to implement community choice aggregation, including the imposition of a surcharge on retail end-users of the community choice aggregator to prevent a shifting of costs to customers of a utility who receive bundled services and allowing a community choice aggregator to start service in phases.  Assembly Bill 117 also authorized the Utility to recover from each community choice aggregator any costs of implementing the program that are reasonably attributable to the community choice aggregator, and to recover from customers any costs of implementing the program not reasonably attributable to a community choice aggregator.

Competition in the Natural Gas Industry

FERC Order 636, issued in 1992, required interstate natural gas pipeline companies to divide their services into separate gas commodity sales, transportation, and storage services.  Under Order 636, interstate natural gas pipeline companies must provide transportation service whether or not the customer (often a local gas distribution company) buys the natural gas commodity from these companies.  The Utility’s natural gas pipelines are located within the State of California and are exempt from the FERC’s rules and regulations applicable to interstate pipelines; the Utility’s pipeline operations are instead subject to the jurisdiction of the CPUC.

The Utility’s gas transmission and storage system has operated under the CPUC-approved “Gas Accord” market structure since 1998.  This market structure largely mimics the regulatory framework required by the FERC for interstate gas pipelines.  The CPUC divides the Utility's natural gas customers into two categories: “core” customers, which are primarily small commercial and residential customers, and “non-core” customers, which are primarily industrial, large commercial, and electric generation customers.  Under the Gas Accord structure, non-core customers have access to capacity rights for firm service, as well as interruptible (or “as-available”) services.  All services are offered on a nondiscriminatory basis to any creditworthy customer.  The Gas Accord market structure has resulted in a robust wholesale gas commodity market at the Utility’s “citygate,” which refers to the interconnection between the big “backbone” gas transmission system and the smaller downstream local transmission systems.

The Gas Accord separated the Utility’s natural gas transmission and storage rates from its distribution services and rates.  The Gas Accord also changed the nature of the Utility’s transmission and storage services by creating path-specific transmission services, firm and interruptible service offerings, standard and negotiated rate options, and a secondary market for trading of firm capacity rights.  Additionally, the Gas Accord eliminated balancing account protection for some services, increasing the Utility’s risk/reward potential.  The Utility’s first Gas Accord, a settlement agreement reached among the Utility and many interested parties, was approved by the CPUC in 1997, took effect on March 1, 1998, and was renewed, with slight modifications, for various successive periods.  In September 2007, the CPUC approved the Gas Accord IV covering 2008 through 2010. In September 2009, the Utility filed an application with the CPUC to continue a majority of the Gas Accord IV’s terms and conditions for the Utility’s natural gas transportation and storage services from 2011 through 2014.

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

PG&E Corporation, through its subsidiary, PG&E Strategic Capital, Inc., along with Fort Chicago Energy Partners, L.P. and Williams Gas Pipeline Company, LLC, have been jointly pursuing the development of a new 234-mile interstate gas transmission pipeline that would increase natural gas supplies for the West Coast region of the United States. The proposed Pacific Connector Gas Pipeline, together with the proposed Jordan Cove liquefied natural gas (“LNG”) terminal in Coos Bay, Oregon, being developed by Fort Chicago Energy Partners, L.P., as lead investor, would open growing West Coast natural gas markets to diverse worldwide natural gas supply sources, providing additional alternatives to traditional Canadian, Southwest, and Rocky Mountain supplies and increasing supply options and reliability. The proposed Pacific Connector Gas Pipeline would be capable of delivering 1 Bcf per day. On December 17, 2009, the FERC issued an order to authorize construction and operation of the LNG terminal and the Pacific Connector Gas Pipeline.

The development and construction of the Pacific Connector Gas Pipeline and the proposed LNG terminal are subject to obtaining all remaining required federal, state and local permits and authorizations, as well as commitments under long-term capacity contracts of sufficient volumes to justify moving forward with construction of the terminal and the pipeline.  Assuming these are obtained and other conditions are timely satisfied, the proposed Pacific Connector Gas Pipeline and LNG terminal could begin commercial operation by late 2014.  However, PG&E Corporation cannot predict whether such conditions will be met and whether the construction of the proposed LNG terminal and associated pipeline will occur.

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

To develop retail rates, the revenue requirements are allocated among customer classes (mainly residential, commercial, industrial, and agricultural) and to various service components (mainly customer, demand, and energy).  Specific rate components are designed to produce the required revenue.  Rate changes become effective prospectively on or after the date of CPUC or FERC decisions.  Most rate changes approved by the CPUC throughout the year are consolidated to take effect on the first day of the following year.

Through cost-of-service ratemaking, rates are developed to produce the revenue requirements, including the authorized return on rate base.  The Utility may be unable to earn its authorized rate of return because the CPUC or the FERC excludes some of the Utility’s actual costs from the revenue requirements or because the Utility’s actual costs are higher than those reflected in the revenue requirements.

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

Electricity and Natural Gas Distribution and Electricity Generation Operations

General Rate Cases

The General Rate Case (“GRC”) is the primary proceeding in which the CPUC determines the amount of revenue requirements that the Utility is authorized to collect from customers to recover the Utility’s basic business and operational costs related to its electricity and natural gas distribution and electricity generation operations.  The CPUC generally conducts a GRC every three years.  The CPUC sets revenue requirement levels for a three-year rate period based on a forecast of costs for the first or “test” year.  Typical interveners in the Utility's GRC include the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network.  On March 15, 2007, the CPUC approved a multi-party settlement agreement to resolve the Utility’s 2007 GRC.  The decision set the Utility’s electricity and natural gas distribution and electricity generation revenue requirements for a four-year period, from 2007 through 2010, rather than for a typical three-year period.  On December 21, 2009, the Utility filed its application for the next GRC to establish revenue requirements for 2011 through 2013.  For more information, see the section of MD&A entitled “Regulatory Matters” in the 2009 Annual Report.

Attrition Rate Adjustments

The CPUC may authorize the Utility to receive annual increases for the years between GRCs in the base revenues authorized for the test year of a GRC in order to avoid a reduction in earnings in those years due to, among other things, inflation and increases in invested capital. These adjustments are known as attrition rate adjustments. Attrition rate adjustments provide increases in the revenue requirements that the Utility is authorized to collect in rates for electricity and natural gas distribution and electricity generation operations.  The CPUC’s decision in the Utility’s 2007 GRC provided for attrition adjustments for 2008, 2009, and 2010.  For more information, see the section of MD&A entitled “Results of Operations” in the 2009 Annual Report.

Cost of Capital Proceedings

The CPUC authorizes the Utility's capital structure (i.e., the relative weightings of common equity, preferred equity, and debt) and the authorized rates of return on each component that the Utility may earn on its electricity and natural gas distribution and electricity generation assets.  The current authorized capital structure, consisting of 52% equity, 46% long-term debt, and 2% preferred stock, will be maintained through 2012 unless the automatic adjustment mechanism described below is triggered.  The Utility’s current authorized rates of return that the Utility may earn on its electricity and natural gas distribution and electricity generation rate base are 6.05% for long-term debt, 5.68% for preferred stock, and 11.35% for common equity, resulting in an overall rate of return on rate base of 8.79%.  The CPUC has authorized the Utility to maintain these rates through 2010.

The CPUC’s cost of capital mechanism uses an interest rate index (the 12-month October through September average of the Moody's Investors Service utility bond index) to trigger changes in the authorized cost of debt, preferred stock, and equity.  In any year in which the 12-month October through September average for the index increases or decreases by more than 100 basis points (“deadband”) from the benchmark, the cost of equity will be adjusted by one-half of the difference between the 12-month average and the benchmark.  In addition, if the mechanism is triggered, the costs of long-term debt and preferred stock will be adjusted to reflect the actual August month-end embedded costs in that year and forecasted interest rates for variable long-term debt and any new long-term debt and preferred stock forecasted to be issued in the coming year.  The Utility may apply for an adjustment to either the cost of capital or the capital structure sooner based on extraordinary circumstances.  The Utility’s next full cost of capital application must be filed by April 20, 2012, so that any resulting changes would become effective on January 1, 2013.

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

Rate Recovery of Costs of New Electricity Generation Resources

Overview

Each California investor-owned electric utility is responsible for procuring electricity to meet customer demand, plus applicable reserve margins, not satisfied from that utility's own generation facilities and existing electricity contracts (including DWR contracts allocated to the Utility under Assembly Bill 1X).  To accomplish this, each utility must submit a long-term procurement plan covering a 10-year period to the CPUC for approval.  Each long-term procurement plan must be designed to reduce GHG emissions and use the State of California’s preferred loading order to meet forecasted demand (i.e., increases in future demand will be offset through energy efficiency programs, demand response programs, renewable generation resources, distributed generation resources, and new conventional generation).  In December 2007, the CPUC approved the utilities’ long-term electricity procurement plans, covering 2007 through 2016, subject to certain required modifications.  California legislation, Assembly Bill 57, allows the utilities to recover the costs incurred in compliance with their CPUC-approved procurement plans without further after-the-fact reasonableness review.  Each utility may, if appropriate, conduct a competitive request for offers (“RFO”) within the parameters permitted in its approved plan to meet the utility’s projected need for electricity resources.  Contracts that are entered into after the RFO process are submitted to the CPUC for approval, along with a request for the CPUC to authorize revenue requirements to recover the associated costs.  The utilities conduct separate competitive solicitations to meet their renewable energy resource requirements. The utilities submit the renewable energy contracts after the conclusion of these solicitations to the CPUC for approval and authorization of the associated revenue requirements.  For more information about the Utility’s approved long-term procurement plan covering 2007 through 2016, see “Electric Utility Operations — Electricity Resources — Future Long-Term Generation Resources” below.

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

Costs Incurred Under New Power Purchase Agreements

The CPUC has approved various power purchase agreements that the Utility has entered into with third parties in accordance with the Utility’s CPUC-approved long-term procurement plan and to meet renewable energy and resource adequacy requirements.  The CPUC also authorized the Utility to recover fixed and variable costs associated with these contracts through the ERRA.

For new non-renewable generation purchased from third parties under power purchase agreements, the Utility may elect to recover any above-market costs through either (1) the imposition of a non-bypassable charge on bundled and departing customers only, or (2) the allocation of the “net capacity costs” (i.e., contract price less energy revenues) to all “benefiting customers” in the utilities’ service territory, including existing direct access customers and community choice aggregation customers.  (For information about the status of direct access and community choice aggregation, see the section above entitled “Competition in the Electricity Industry.”)

The non-bypassable charge can be imposed from the date of signing a power purchase agreement and can last for 10 years from the date the new generation unit comes on line or for the term of the contract, whichever is less.  Utilities are allowed to justify a cost recovery period longer than 10 years on a case-by-case basis.  If a utility elects to use the net capacity cost allocation method, the net capacity costs are allocated for the term of the contract or 10 years, whichever is shorter, starting on the date the new generation unit comes on line.  Under this allocation mechanism, the energy rights to the contract are auctioned off to maximize the energy revenues and minimize the net capacity costs subject to allocation.  If no bids are accepted for the energy rights, the Utility would retain the rights to the energy and would value it at market prices for the purposes of determining the net capacity costs to be allocated until the next periodic auction.

California Senate Bill 695, enacted on October 11, 2009, also includes a mechanism for recovery of above-market costs from direct access and community choice aggregation customers.  The CPUC has not yet implemented this portion of Senate Bill 695.

Costs of Utility-Owned Generation Resource Projects

The CPUC-authorized revenue requirements for capital costs and non-fuel operating and maintenance costs for operating Utility-owned generation facilities are addressed in the Utility’s GRC.  The CPUC-authorized revenue requirements to recover the initial capital costs for utility-owned generation projects are recovered through a balancing account, the Utility Generation Balancing Account (“UGBA”), which tracks the difference between the CPUC-approved forecast of initial capital costs, adjusted from time to time as permitted by the CPUC, and actual costs.  The initial revenue requirement for Utility-owned projects generally would begin to accrue in the UGBA as of the new facility’s commercial operation date or the date a completed facility is transferred to the Utility, and would be included in rates on January 1 of the following year.  For more information, see the section of MD&A entitled “Capital Expenditures — Proposed New Generation Facilities” in the 2009 Annual Report.

DWR Electricity and DWR Revenue Requirements

During the 2000-2001 California energy crisis, the DWR entered into long-term contracts to purchase electricity from third parties.  The electricity provided under these contracts has been allocated to the electric customers of the three California investor-owned electric utilities.  The DWR pays for its costs of purchasing electricity from a revenue requirement collected from these customers through a rate component called the DWR “power charge.”  The rates that these customers pay also include a “bond charge” to pay a share of the DWR’s revenue requirements to recover costs associated with the DWR's $11.3 billion bond offering completed in November 2002.  The proceeds of this bond offering were used to repay the State of California and lenders to the DWR for electricity purchases made before the implementation of the DWR's revenue requirement and to provide the DWR with funds to make its electricity purchases.  The Utility acts as a billing and collection agent for the DWR for these amounts; however, amounts collected for the DWR and any adjustments are not included in the Utility's revenues.

Electricity Transmission

The Utility's electricity transmission revenue requirements and its wholesale and retail transmission rates are subject to authorization by the FERC. The Utility has two main sources of transmission revenues (1) charges under the Utility's transmission owner tariff, and (2) charges under specific contracts with wholesale transmission customers that the Utility entered into before the CAISO began its operations in March 1998.  These wholesale customers are referred to as existing transmission contract customers and are charged individualized rates based on the terms of their contracts.  Other customers pay transmission rates that are established by the FERC in the Utility's transmission owner tariff rate cases.  These FERC-approved rates are included by the CPUC in the Utility's retail electric rates, consistent with the federal filed rate doctrine, and are collected from retail electric customers receiving bundled service.

Transmission Owner Rate Cases

The primary FERC ratemaking proceeding to determine the amount of revenue requirements that the Utility is authorized to recover for its electric transmission costs and to earn its return on equity is the transmission owner rate case (“TO rate case”).  The Utility generally files a TO rate case every year, setting rates for a one-year period.  The Utility is typically able to charge new rates, subject to refund, before the outcome of the FERC ratemaking review process.  For more information about the Utility’s TO rate cases, see the section of MD&A entitled “Regulatory Matters — Electric Transmission Owner Rate Cases” in the 2009 Annual Report.

The Utility's transmission owner tariff includes two rate components.  The primary component consists of base transmission rates intended to recover the Utility's operating and maintenance expenses, depreciation and amortization expenses, interest expense, tax expense, and return on equity.  The Utility derives the majority of the Utility's transmission revenue from base transmission rates.

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

These revenues are adjusted by the shortfall or surplus resulting from any cost differences between the amount that the Utility is entitled to receive from existing transmission contract customers under specific contracts and the amount that the Utility is entitled to receive or be charged for scheduling services under the CAISO’s rules and protocols.

The CAISO also charges the Utility for reliability service costs and imposes a transmission access charge on the Utility for the use of the CAISO-controlled electric transmission grid in serving its customers.  The CAISO's transmission access charge methodology, approved by the FERC in December 2004, provided for a transition over a 10-year period, from 2001 to2010, to a uniform statewide high-voltage transmission rate.  This rate is based on the revenue requirements associated with facilities operated at 200 kV and above of all transmission-owning entities that become participating transmission owners under the CAISO tariff.  The transmission access charge methodology results in a cost shift from transmission owners, whose costs for existing transmission facilities at 200 kV and above are higher than that embedded in the uniform transmission access charge rate, to transmission owners with lower embedded costs for existing high voltage transmission, such as the Utility. The Utility's obligation for this cost differential, which is capped at $32 million per year during the 10-year transition period, is recovered in retail transmission rates.

Natural Gas

The Gas Accord

The Utility’s authorized natural gas transmission and storage rates and associated revenue requirements from January 1, 2008 through December 31, 2010 have been set in accordance with the CPUC-approved settlement agreement known as the Gas Accord IV.  On September 18, 2009, the Utility filed an application with the CPUC to establish the Utility’s natural gas transmission and storage revenue requirements from January 1, 2011 through 2014 and to continue a majority of the terms and conditions of the Gas Accord IV.  A decision on the Utility’s application, known as the Gas Accord V, is expected by the end of 2010.  A substantial portion of the authorized revenue requirements, primarily those costs allocated to core customers, would continue to be assured of recovery through balancing account mechanisms and/or fixed reservation charges.  The Utility’s ability to recover the remaining revenue requirements would continue to depend on throughput volumes, gas prices, and the extent to which non-core customers and other shippers contract for firm transmission services. This volumetric cost recovery risk associated with each function (backbone transmission, local transmission, and storage) is summarized below:

Backbone Transmission.  The backbone transmission revenue requirement is recovered through a combination of firm two-part rates (consisting of fixed monthly reservation charges and volumetric usage charges) and as-available one-part rates (consisting only of volumetric usage charges).  The mix of firm and as-available backbone services provided by the Utility continually changes.  As a result, the Utility’s recovery of its backbone transmission costs is subject to volumetric and price risk to the extent that backbone capacity is sold on an as-available basis.  Core procurement entities (including core customers served by the Utility) are the primary long-term subscribers to backbone capacity.  Core customers are allocated approximately 36% of the total backbone capacity on the Utility’s system. Core customers pay approximately 72% of the costs of the backbone capacity that is allocated to them through fixed reservation charges.

Local Transmission.  The local transmission revenue requirement is allocated approximately 71% to core customers and 29% to non-core customers.  The Utility recovers the portion allocated to core customers through a balancing account, but the Utility’s recovery of the portion allocated to non-core customers is subject to volumetric and price risk.

Storage.  The storage revenue requirement is allocated approximately 71% to core customers, 12% to non-core storage service, and 17% to pipeline load balancing service.  The Utility recovers the portion allocated to core customers through a balancing account, but the Utility’s recovery of the portion allocated to non-core customers is subject to volumetric and price risk.  The revenue requirement for pipeline load balancing service is recovered in backbone transmission rates and is subject to the same cost recovery risks described above for backbone transmission.

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

The Utility recovers the cost of gas (subject to the ratemaking mechanism discussed below), acquired on behalf of core customers, through its retail gas rates.  The Utility is protected against after-the-fact reasonableness reviews of these gas procurement costs under the Core Procurement Incentive Mechanism (“CPIM”).  Under the CPIM, the Utility's purchase costs for a fixed 12-month period are compared to an aggregate market-based benchmark based on a weighted average of published monthly and daily natural gas price indices at the points where the Utility typically purchases natural gas.  Costs that fall within a tolerance band, which is 99% to 102% of the benchmark, are considered reasonable and are fully recovered in customers' rates. One-half of the costs above 102% of the benchmark are recoverable in customers' rates, and the Utility's customers receive in their rates 80% of any savings resulting from the Utility's cost of natural gas that is less than 99% of the benchmark. The shareholder award is capped at the lower of 1.5% of total natural gas commodity costs or $25 million.  While this incentive mechanism remains in place, changes in the price of natural gas, consistent with the market-based benchmark, are not expected to materially impact net income. The Utility also has received CPUC approval for a long-term gas hedging program through 2011 on behalf of core customers.  The costs of the hedging program are recovered directly from gas customers, outside the CPIM mechanism, and are subject only to a compliance review, not an after-the fact reasonableness review. (For more information, see Note 10: Derivatives and Hedging Activities, of the Notes to the Consolidated Financial Statements in the 2009 Annual Report).

In January 2010, the CPUC approved a joint settlement agreement among the Utility, the CPUC’s Division of Ratepayer Advocates, and The Utility Reform Network to incorporate a portion of hedging costs for core customers into the Utility’s CPIM.  The settlement agreement has an initial term of seven years, through October 2017, which can be extended by agreement of the parties.  As a result, the settlement agreement permits the Utility to develop and implement a sustained core hedging program.

Interstate and Canadian Natural Gas Transportation

The Utility's interstate and Canadian natural gas transportation agreements with third-party service providers are governed by tariffs that detail rates, rules, and terms of service for the provision of natural gas transportation services to the Utility on interstate and Canadian pipelines.  United States tariffs are approved for each pipeline for service to all of its shippers, including the Utility, by the FERC in a FERC ratemaking review process, and the applicable Canadian tariffs are approved by the Alberta Utilities Commission and the National Energy Board.  The Utility's agreements with interstate and Canadian natural gas transportation service providers are administered as part of the Utility's core natural gas procurement business.  Their purpose is to transport natural gas from the points at which the Utility takes delivery of natural gas (typically in Canada and the southwestern United States) to the points at which the Utility's natural gas transportation system begins.   For more information, see the discussion below under “Natural Gas Utility Operations — Interstate and Canadian Natural Gas Transportation Services Agreements.”

Electric Utility Operations

Electricity Resources

The Utility is required to maintain physical generating capacity adequate to meet its customers’ demand for electricity (“load”), including peak demand and planning and operating reserves, deliverable to the locations and at times as may be necessary to provide reliable electric service.  The Utility is required to dispatch, or schedule, all of the electricity resources within its portfolio, including electricity provided under DWR contracts, in the most cost-effective way.

The following table shows the percentage of the Utility's total actual deliveries of electricity in 2009 represented by each major electricity resource:

Total 2009 Actual Electricity Delivered 79,585 GWh:

Owned generation:
Nuclear	20.5%
Large Hydroelectric	10.5%
Small Hydroelectric	1.4%
Fossil fuel-fired	3.9%
Total		36.3%
DWR		18.0%
Qualifying Facilities		18.8%
Irrigation Districts		3.7%
Other Power Purchases		23.2%

Owned Generation Facilities

At December 31, 2009, the Utility owned and operated the following generation facilities, all located in California, listed by energy source:

Generation Type	County Location	Number of Units	Net Operating Capacity (MW)
Nuclear:
Diablo Canyon	San Luis Obispo	2	2,240
Hydroelectric:
Conventional	16 counties in northern and central California	107	2,684
Helms pumped storage	Fresno	3	1,212
Hydroelectric subtotal		110	3,896
Fossil fuel:
Gateway Generating Station(1)	Contra Costa	1	530
Humboldt Bay(2)	Humboldt	2	105
Mobile turbines	Humboldt	2	30
Fossil fuel subtotal		5	665
Total		117	6,801

(1)	The Gateway Generating Station became operational in January 2009.
(2)
The Humboldt Bay facilities consist of a retired nuclear generation unit, Humboldt Bay Unit 3, and two operating fossil fuel-fired plants.  As described below, the CPUC has approved the Utility’s application to re-power the two fossil fuel-fired plants.

Diablo Canyon Power Plant.  The Utility's Diablo Canyon power plant consists of two nuclear power reactor units, Units 1 and 2, with a total-plant net generation capacity of approximately 2,240 MW of electricity.  For the twelve months period ended December 31, 2009, the Utility’s Diablo Canyon power plant achieved an average overall capacity factor of approximately 83%.  The NRC operating license for Unit 1 expires in November 2024, and the NRC operating license for Unit 2 expires in August 2025.  In November 2009, the Utility filed an application at the NRC requesting that each of these licenses be renewed for 20 years.  The license renewal process is expected to take several years as the NRC holds public hearings and conducts safety and environmental analyses and site audits.  (See the discussion under the heading “Risk Factors” that appears in the MD&A section of the 2009 Annual Report.)  Under the terms of the NRC operating licenses, there must be sufficient storage capacity for the radioactive spent fuel produced by the Diablo Canyon plant.  For a discussion of the Utility’s spent fuel storage project, see “Environmental Matters — Nuclear Fuel Disposal” below.

The ability of the Utility to produce nuclear generation depends on the availability of nuclear fuel.  The Utility has entered into various purchase agreements for nuclear fuel that are intended to ensure long-term fuel supply.  For more information about these agreements, see Note 16: Commitments and Contingencies — Nuclear Fuel Agreements, of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

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

	2010	2011	2012	2013	2014
Unit 1
Refueling	October	-	April	-	February
Duration (days)	40	-	30	-	30
Startup	November	-	May	-	March
Unit 2
Refueling	-	May	-	February	September
Duration (days)	-	30	-	30	35
Startup	-	June	-	March	October

Hydroelectric Generation Facilities.  The Utility’s hydroelectric system consists of 110 generating units at 69 powerhouses, including a pumped storage facility, with a total generating capacity of 3,896 MW.  Most of the Utility’s hydroelectric generation units are classified as “large” hydro facilities, as their unit capacity exceeds 30 MW.  The system includes 99 reservoirs, 56 diversions, 170 dams, 184 miles of canals, 44 miles of flumes, 135 miles of tunnels, 19 miles of pipe, and 5 miles of natural waterways. The system also includes water rights as specified in 90 permits or licenses and 160 statements of water diversion and use.  All of the Utility's powerhouses are licensed by the FERC (except for three small powerhouses not subject to FERC licensing requirements), with license terms between 30 and 50 years. In the last three years, the FERC renewed three hydroelectric licenses associated with a total of 435 MW of hydroelectric power.  The Utility is in the process of renewing licenses for projects associated with approximately 1,073 MW of hydroelectric power.  Although the original licenses associated with 516 MW of the 1,073 MW have expired, the licenses are automatically renewed each year until completion of the relicensing process.  Licenses associated with approximately 2,701 MW of hydroelectric power will expire between 2018 and 2043.

New Generation Facilities.  In addition to the Utility-owned resources shown in the table above, the Utility has been engaged in the development of two generation facilities to be owned and operated by the Utility.  Construction of the Colusa Generating Station, a 657 MW combined cycle generating facility to be located in Colusa County, California, began on October 1, 2008.  Subject to meeting operational performance requirements and other conditions, it is anticipated that the Colusa Generating Station will commence operations by November 2010.  Also, in December 2008, the Utility began construction of a 163 MW power plant to re-power the Utility’s existing power plant at Humboldt Bay, which is at the end of its useful life.  Subject to obtaining required permits, meeting construction schedules, operational performance requirements and other conditions, it is anticipated that the Humboldt Bay project will commence operations in September 2010.

DWR Power Purchases

During 2009, electricity from the DWR contracts allocated to the Utility provided approximately 18.0% of the electricity delivered to the Utility’s customers.  The DWR purchased the electricity under contracts with various generators.  The Utility, as an agent, is responsible for administration and dispatch of these DWR contracts and acts as a billing and collection agent.  The DWR remains legally and financially responsible for its contracts.  The Utility expects that the amount of power supplied under the DWR’s contracts will diminish in the future as these contracts expire or are novated to the Utility.

Third-Party Power Purchase Agreements

Qualifying Facility Power Purchase Agreements.  As described above under “The Utility’s Regulatory Environment-Federal Energy Regulation,” the Utility is required to purchase energy and capacity from independent power producers that are QFs.  As of December 31, 2009, the Utility had power purchase agreements with 240 QFs for approximately 3,900 MW that are in operation.  Agreements for approximately 3,600 MW expire at various dates between 2010 and 2028.  QF power purchase agreements for approximately 300 MW have no specific expiration dates and will terminate only when the owner of the QF exercises its termination option.  The Utility also has power purchase agreements with approximately 75 inoperative QFs.  The total of approximately 3,900 MW consists of 2,500 MW from cogeneration projects, and 1,400 MW from renewable generation resources, as discussed below.  QF power purchases accounted for 18.8% of the Utility’s 2009 electricity deliveries.  No single QF accounted for more than 5% of the Utility’s 2009 electricity deliveries.

Irrigation Districts and Water Agencies.  The Utility also has entered into contracts with various irrigation districts and water agencies to purchase hydroelectric power.  These agreements are based on debt service requirements (regardless of the amount of power supplied), and include variable payments to the counterparty for operation and maintenance costs.  These contracts will expire on various dates between 2010 and 2031.  In 2009, they accounted for 3.7% of the Utility’s electricity deliveries.

Other Power Purchase Agreements.  The Utility has entered into power purchase agreements, including agreements to purchase renewable energy that were entered into following annual solicitations and separate bilateral negotiations.  In addition, in accordance with the Utility’s CPUC-approved long-term procurement plan, the Utility has entered into power purchase agreements for conventional generation resources.  During 2009, the Utility’s purchases under these agreements accounted for 9.0% of the Utility’s deliveries.  When market prices and forecasted load conditions are favorable, the Utility also has the ability to procure electricity through the spot bilateral and CAISO markets.  Electricity purchased in these markets accounted for 14.2% of the Utility’s deliveries in 2009.

For more information regarding the Utility’s power purchase contracts, see Note 16: Commitments and Contingencies — Third-Party Power Purchase Agreements, of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

Renewable Generation Resources

California law requires California retail sellers of electricity, such as the Utility, to comply with a renewable portfolio standard (“RPS”) by increasing their deliveries of renewable energy (such as biomass, small hydroelectric, wind, solar, and geothermal energy) each year, so that the amount of electricity delivered from renewable resources equals at least 20% of their total retail sales by the end of 2010.  If a retail seller is unable to meet its target for a particular year, the current CPUC “flexible compliance” rules allow the deficit to be carried forward for up to three years so that future deliveries of renewable power can be used to make up the deficit.

The amount of electricity the Utility delivered from renewable resources during 2009 equaled 14.4 % of the Utility’s total retail electricity sales at December 31, 2009.  Most renewable energy deliveries resulted from third party contracts, mainly QF agreements and bilateral contracts.  Additional renewable resources included the Utility’s small hydro and solar facilities and certain irrigation district contracts (small hydro facilities).  (Under California law only hydroelectric generation resources with a capacity of 30 MW or less can qualify as a renewable resource for purposes of meeting the RPS mandate.  Most of the Utility’s hydroelectric generating units have a capacity in excess of 30 MW and do not qualify as RPS-eligible resources.)

Total 2009 renewable deliveries are stated in the table below.

Type	GWh	% of Bundled Load
Biopower	3,439	4.3%
Geothermal	3,412	4.3%
Wind	2,524	3.2%
Small Hydroelectric	2,044	2.6%
Solar	22	0.0%
Total	11,441	14.4%

For more information regarding the Utility’s renewable energy contracts, see Note 16: Commitments and Contingencies — Third-Party Power Purchase Agreements, of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

Future Long-Term Generation Resources

In compliance with California’s Clean Energy Action Plan, the Utility plans to meet future electricity demand by focusing first on reducing consumption through energy efficiency and demand response programs, then by securing environmentally preferred energy resources, such as renewable generation and distributed generation (including solar power), and finally by relying on clean and efficient fossil-fueled generation resources.   The Utility’s CPUC-approved long-term electricity procurement plan, covering 2007-2016, forecasts that the Utility will need to obtain an additional 800 to 1,200 MW of new generation resources by 2015 above the Utility's planned additions of renewable resources, energy efficiency, demand reduction programs, and previously approved contracts for new generation resources.  Due to the cancellation of two projects selected in its 2004 RFO for new long-term generation resources, the Utility was authorized to increase the new generation resource need to obtain 1,112 to 1,512 MW.

The CPUC allows the California investor-owned utilities to acquire ownership of new conventional generation resources only through purchase and sale agreements (“PSAs”) ( a PSA is a “turnkey” arrangement in which a new generating facility is constructed by a third party and then sold to the Utility upon satisfaction of certain contractual requirements).  The utilities are prohibited from submitting offers for utility-build generation in their respective RFOs until questions can be resolved about how to compare offers for utility-owned generation with offers from independent power producers.  The utilities are permitted to propose utility-owned generation projects through a separate application outside of the RFO process in the following circumstances: (1) to mitigate market power demonstrated by the utility to be held by others, (2) to support a use of preferred resources, such as renewable energy sources, (3) to take advantage of a unique and fleeting opportunity (such as a bankruptcy settlement), and (4) to meet unique reliability needs.

For a discussion of the Utility-owned generation projects the Utility has requested that the CPUC approve, see the section of MD&A entitled “Capital Expenditures — Proposed New Generation Facilities” in the 2009 Annual Report.

Electricity Transmission

At December 31, 2009, the Utility owned 18,650 circuit miles of interconnected transmission lines operated at voltages of 500 kV to 60 kV and transmission substations with a capacity of 57,848 MVA. Electricity is transmitted across these lines and substations and is then distributed to customers through 141,213 circuit miles of distribution lines and substations with a capacity of 27,896 MVA.  In 2009, the Utility delivered 85,629 GWh to its customers, including 5,643 GWh delivered to direct access customers.  The Utility is interconnected with electric power systems in the WECC, which includes 14 western states, Alberta and British Columbia, Canada, and parts of Mexico.

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

The CAISO, which is regulated by the FERC, controls the operation of the transmission system and provides open access transmission service on a nondiscriminatory basis.  The CAISO also is responsible for ensuring that the reliability of the transmission system is maintained.  The Utility acts as a scheduling coordinator to schedule electricity deliveries to the transmission grid.  The Utility also acts as a scheduling coordinator to deliver electricity produced by several governmental entities to the transmission grid under contracts the Utility entered into with these entities before the CAISO commenced operation in 1998.  In addition, under the mandatory reliability standards implemented following the EPAct, all users, owners, and operators of the transmission system, including the Utility, are also responsible for maintaining reliability through compliance with the reliability standards.  See the discussion of reliability standards above under “The Utility’s Regulatory Environment — Federal Energy Regulation.”

The Utility expects to undertake various additional transmission projects over the next few years to upgrade and expand the Utility’s transmission system in order to accommodate system load growth, to secure access to renewable generation resources, to replace aging or obsolete equipment, to maintain system reliability, and to reduce reliance on generation provided under reliability must run (“RMR”) agreements with the CAISO.  (RMR agreements require various power plant owners, including the Utility, to keep designated units in certain power plants, known as RMR units, available to generate electricity upon the CAISO's demand when the generation from those RMR units is needed for local transmission system reliability.)  Potential transmission projects include a high-voltage transmission line to improve regional reliability in the Fresno, California area and ultimately enable access to new renewable generation resources (referred to as the “Central California Clean Energy Transmission Project”).  As previously disclosed, the Utility has been exploring the feasibility of obtaining regulatory approval for a potential investment in a proposed 1,000 mile high-voltage electric transmission project that would run from British Columbia, Canada to Northern California.  The project would provide access to potential new renewable generation resources, improve regional transmission reliability, and provide opportunities for other market participants to use the new facilities.  The supply of and need for new renewable generation have evolved since the Utility began exploring the feasibility of obtaining regulatory approval for the potential investment, as has the interest from potential partners.  In lieu of the 1,000 mile high-voltage transmission line,  the Utility is in continuing discussions with various stakeholders to explore whether, in light of these changing circumstances, a different version of this project or another transmission project in this region should be pursued as part of its overall renewable energy supply strategy.

Electricity Distribution Operations

The Utility's electricity distribution network extends through 47 of California’s 58 counties, comprising most of northern and central California.  The Utility's network consists of 141,213 circuit miles of distribution lines

(of which approximately 20% are underground and approximately 80% are overhead).  There are 93 transmission substations and 48 transmission-switching stations.  A transmission substation is a fenced facility where voltage is transformed from one transmission voltage level to another.  The Utility’s network includes 600 distribution substations and 118 low-voltage distribution substations.  The 53 combined transmission and distribution substations have both transmission and distribution transformers.

The Utility's distribution network interconnects to the Utility’s electricity transmission system at 1,116 points.  This interconnection between the Utility's distribution network and the transmission system typically occurs at distribution substations where transformers and switching equipment reduce the high-voltage transmission levels at which the electricity transmission system transmits electricity, ranging from 500 kV to 60 kV, to lower voltages, ranging from 44 kV to 2.4 kV, suitable for distribution to the Utility's customers.  The distribution substations serve as the central hubs of the Utility's electricity distribution network and consist of transformers, voltage regulation equipment, protective devices, and structural equipment.  Emanating from each substation are primary and secondary distribution lines connected to local transformers and switching equipment that link distribution lines and provide delivery to end-users.  In some cases, the Utility sells electricity from its distribution lines or other facilities to entities, such as municipal and other utilities, that then resell the electricity.

2009 Electricity Deliveries.  The following table shows the percentage of the Utility’s total 2009 electricity deliveries represented by each of its major customer classes.

Total 2009 Electricity Delivered: 85,629 GWh

Residential Customers	36%
Commercial Customers	39%
Industrial Customers	17%
Agricultural and Other Customers	8%

Electricity Distribution Operating Statistics

The following table shows certain of the Utility's operating statistics from 2005 to 2009 for electricity sold or delivered, including the classification of sales and revenues by type of service.

	2009	2008	2007	2006	2005
Customers (average for the year):
Residential	4,492,359	4,488,884	4,464,483	4,417,638	4,353,458
Commercial	528,786	527,045	521,732	515,297	509,786
Industrial	1,285	1,265	1,261	1,212	1,271
Agricultural	83,581	81,757	80,366	79,006	78,876
Public street and highway lighting	31,227	30,474	29,643	28,799	28,021
Other electric utilities	2	2	2	4	4
Total	5,137,240	5,129,427	5,097,487	5,041,956	4,971,416
Deliveries (in GWh):(1)
Residential	31,234	31,454	30,796	31,014	29,752
Commercial	32,958	34,053	33,986	33,492	32,375
Industrial	14,806	16,148	15,159	15,166	14,932
Agricultural	5,804	5,594	5,402	3,839	3,742
Public street and highway lighting	826	877	833	785	792
Other electric utilities	1	1	3	14	33
Subtotal	85,629	88,127	86,179	84,310	81,626
California Department of Water Resources (DWR)	(13,244)	(13,344)	(21,193)	(19,585)	(20,476)
Total non-DWR electricity	72,385	74,783	64,986	64,725	61,150
Revenues (in millions):
Residential	$4,759	$4,656	$4,580	$4,491	$3,856
Commercial	4,538	4,413	4,484	4,414	4,114

Industrial	1,392	1,400	1,252	1,293	1,232
Agricultural	770	727	664	483	446
Public street and highway lighting	74	75	78	72	66
Other electric utilities	66	126	85	59	4
Subtotal	11,599	11,397	11,143	10,812	9,718
DWR	(1,987)	(1,325)	(2,229)	(2,119)	(1,699)
Miscellaneous	221	336	215	261	235
Regulatory balancing accounts	424	330	352	(202)	(327)
Total electricity operating revenues	$10,257	$10,738	$9,481	$8,752	$7,927
Other Data:
Average annual residential usage (kWh)	6,953	7,007	6,898	7,020	6,834
Average billed revenues (cents per kWh):
Residential	$15.24	$14.80	$14.87	$14.48	$12.96
Commercial	13.77	12.96	13.19	13.18	12.71
Industrial	9.40	8.67	8.26	8.53	8.25
Agricultural	13.27	13.00	12.29	12.58	11.92
Net plant investment per customer	$4,336	$3,994	$3,418	$3,148	$2,966

(1)	These amounts include electricity provided to direct access customers who procure their own supplies of electricity.

Natural Gas Utility Operations

The Utility owns and operates an integrated natural gas transportation, storage, and distribution system in California that extends throughout all or a part of 39 of California’s 58 counties and includes most of northern and central California.  In 2009, the Utility served approximately 4.3 million natural gas distribution customers.  The total volume of natural gas throughput during 2009 was approximately 845 Bcf.

As of December 31, 2009, the Utility’s natural gas system consisted of 42,142 miles of distribution pipelines, 6,438 miles of backbone and local transmission pipelines, and three storage facilities.  The Utility’s backbone transmission system, composed primarily of Lines 300, 400, and 401, is used to transport gas from the Utility’s interconnection with interstate pipelines, other local distribution companies, and California gas fields to the Utility’s local transmission and distribution systems.  The Utility's Line 300, which interconnects with the U.S. Southwest and Rocky Mountain pipeline systems owned by third parties (Transwestern Pipeline Company, El Paso Natural Gas Company, Questar Southern Trails Pipeline Company, and Kern River Pipeline Company), has a receipt capacity of approximately 1.07 Bcf per day.  The Utility's Line 400/401 interconnects with the natural gas transportation pipeline of Gas Transmission Northwest Corporation at the California-Oregon border.  This line has a receipt capacity at the border of approximately 2.02 Bcf per day.  Through interconnections with other interstate pipelines, the Utility can receive natural gas from all the major natural gas basins in western North America, including basins in western Canada, the Rocky Mountains, and the southwestern United States.  The Utility also is supplied by natural gas fields in California.

The Utility owns and operates three underground natural gas storage fields connected to the Utility’s transmission and storage system.  These storage fields have a combined firm capacity of approximately 47 Bcf.  In addition, two independent storage operators are interconnected to the Utility's northern California transportation system.

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

The CPUC divides the Utility's natural gas customers into two categories: core and non-core customers. This classification is based largely on a customer's annual natural gas usage.  The core customer class is comprised mainly of residential and smaller commercial natural gas customers.  The non-core customer class is comprised of industrial, larger commercial, and electric generation natural gas customers.  In 2009, core customers represented more than 99% of the Utility’s total natural gas customers and 38% of its total natural gas deliveries, while non-core customers comprised less than 1% of the Utility’s total natural gas customers and 62% of its total natural gas deliveries.

The Utility provides natural gas transportation services to all core and non-core customers connected to the Utility’s system in its service territory.  Core customers can purchase natural gas procurement service (i.e., natural gas supply) from either the Utility or alternate energy service providers.  When the Utility provides both transportation and procurement services, the Utility refers to the combined service as “bundled” natural gas service.  Currently, over 97% of core customers, representing over 96% of core market demand, receive bundled natural gas service from the Utility.

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

The Utility has regulatory balancing accounts for core customers designed to ensure that the Utility’s results of operations over the long term are not affected by weather variations, conservation, or changes in their consumption levels. The Utility’s results of operations can, however, be affected by non-core consumption levels because there are fewer regulatory balancing accounts related to non-core customers.  Approximately 97% of the Utility’s natural gas distribution base revenues are recovered from core customers and 3% are recovered from non-core customers.

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

2009 Natural Gas Deliveries.  The following table shows the percentage of the Utility's total 2009 natural gas deliveries represented by each of the Utility's major customer classes.

Total 2009 Natural Gas Deliveries: 845 Bcf

Residential Customers	27%
Transport-only Customers (non-core)	62%
Commercial Customers	11%

Natural Gas Operating Statistics

The following table shows the Utility's operating statistics from 2005 through 2009 (excluding subsidiaries) for natural gas, including the classification of sales and revenues by type of service.

	2009	2008	2007	2006	2005
Customers (average for the year):
Residential	4,046,364	4,043,616	4,030,499	3,989,331	3,929,117
Commercial	223,709	224,617	223,330	220,024	216,749
Industrial	928	926	958	988	962
Other gas utilities	6	6	6	6	6
Total	4,271,007	4,269,165	4,254,793	4,210,349	4,146,834
Gas supply (MMcf):
Purchased from suppliers in:
Canada	190,485	189,608	199,870	202,274	204,884
California (1)	(41,714)	(53,126)	(23,065)	(13,401)	(18,951)
Other states	115,543	123,833	101,271	103,658	103,237
Total purchased	264,314	260,315	278,076	292,531	289,170
Net (to storage) from storage	876	560	(1,120)	4,359	(3,659)
Total	265,190	260,875	276,956	296,890	285,511
Utility use, losses, etc. (2)	(12,423)	1,758	(12,760)	(27,610)	(14,312)
Net gas for sales	252,767	262,633	264,196	269,280	271,199
Bundled gas sales (MMcf):
Residential	195,217	198,699	196,903	196,092	194,108
Commercial	57,550	63,934	67,293	73,178	77,056
Industrial	—	—	—	10	35
Other gas utilities	—	—	—	—	—
Total	252,767	262,633	264,196	269,280	271,199
Transportation only (MMcf):	568,715	569,535	605,259	559,270	572,869
Revenues (in millions):
Bundled gas sales:
Residential	$1,953	$2,574	$2,378	$2,452	$2,336
Commercial	496	792	766	859	885
Industrial	—	—	—	—	—
Other gas utilities	—	—	—	—	—
Miscellaneous	55	(30)	87	121	(22)
Regulatory balancing accounts	289	221	186	40	340
Bundled gas revenues		3,557	3,417	3,472	3,539
Transportation service only revenue	349	333	340	315	237
Operating revenues	$3,142	$3,890	$3,757	$3,787	$3,776
Selected Statistics:
Average annual residential usage (Mcf)	48	49	49	49	49
Average billed bundled gas sales revenues per Mcf:
Residential	$10.00	$12.95	$12.07	$12.50	$12.04
Commercial	8.62	12.38	11.38	11.73	11.48
Industrial	—	—	—	1.03	0.61
Average billed transportation only revenue per Mcf	0.61	0.59	0.56	0.56	0.42
Net plant investment per customer	$1,557	$1,344	$1,375	$1,304	$1,262

(1)	In the years presented, the sale of excess supplies to parties located in California exceeded purchases from parties located in California.
(2)	Includes fuel for the Utility's fossil fuel-fired generation plants.

Natural Gas Supplies

The Utility purchases natural gas to serve the Utility's core customers directly from producers and marketers in both Canada and the United States. The contract lengths and natural gas sources of the Utility's portfolio of natural gas purchase contracts have fluctuated generally based on market conditions.  During 2009, the Utility purchased approximately 264,314 MMcf of natural gas (net of the sale of excess supply of gas). Consistent with existing CPUC policy directives, substantially all this natural gas was purchased under contracts with a term of one year or less.  The Utility's largest individual supplier represented approximately 13% of the total natural gas volume the Utility purchased during 2009.

The following table shows the total volume and the average price of natural gas in dollars per MMcf of the Utility's natural gas purchases by region during each of the last five years. The average prices for Canadian and U.S. Southwest gas shown below include the commodity natural gas prices, pipeline demand or reservation charges, transportation charges, and other pipeline assessments.  The volumes purchased are shown net of sales of excess supplies of gas.  In the years presented below, the sale of excess supplies to parties located in California exceeded purchases from parties located in California.

	2009		2008	2007		2006		2005
	MMcf	Avg. Price	MMcf	Avg. Price	MMcf	Avg. Price	MMcf	Avg. Price	MMcf	Avg. Price
Canada	190,485	$3.74	189,608	$8.29	199,870	$6.63	202,274	$6.27	204,884	$7.12
California (1)	(41,714)	$4.16	(53,126)	$9.24	(23,065)	$6.77	(13,401)	$7.04	(18,951)	$7.70
Other states (substantially all U.S. southwest)	115,543	$3.50	123,833	$7.05	101,271	$6.30	103,658	$6.51	103,237	$7.10
Total/weighted average	264,314	$3.57	260,315	$7.51	278,076	$6.50	292,531	$6.32	289,170	$7.07
 (1) California purchases include supplies transported into California by others.

Gas Gathering Facilities

The Utility's gas gathering system collects natural gas from third-party wells in California.  During 2009, approximately 6% of the gas transported on the Utility’s system came from various California producers, with the balance coming from supplies transported into California by others.  The natural gas well production is processed by producers to remove various impurities from the natural gas stream, and the Utility then odorizes the natural gas so that it may be detected in the event of a leak.  The facilities include approximately 42 miles of gas gathering pipelines.  The Utility receives gas well production at approximately 185 metering facilities. The Utility’s gas gathering system is geographically dispersed and is located in 7 California counties.  Approximately 139 MMcf per day of natural gas produced in northern California was delivered into the Utility’s gas gathering system during 2009.

Interstate and Canadian Natural Gas Transportation Services Agreements

In 2009, approximately 54% of the gas transported on the Utility’s system came from western Canada.  The Utility has a number of arrangements with interstate and Canadian third-party transportation service providers to serve core customers' service demands.  The Utility has firm transportation agreements for delivery of natural gas from western Canada to the United States-Canada border with TransCanada NOVA Gas Transmission, Ltd. and TransCanada Foothills Pipe Lines Ltd., B.C. System.  These companies' pipeline systems connect at the border to the pipeline system owned by TransCanada’s Gas Transmission Northwest Corporation (“GTN”), which provides natural gas transportation services to a point of interconnection with the Utility’s natural gas transportation system on the Oregon-California border near Malin, Oregon.  The Utility, the largest firm shipper on GTN’s pipeline, has a firm transportation agreement with GTN for these services.  As described below, as part of the FERC-approved all-party settlement of GTN’s most recent general rate case, the Utility’s contract with GTN was replaced beginning November 1, 2009 by three smaller contracts totaling the same amount with staggered terms.

During 2009, approximately 40% of the gas transported on the Utility’s system came from the western United States, excluding California.  The Utility has firm transportation agreements with Transwestern Pipeline Company and El Paso Natural Gas Company to transport this natural gas from supply points in this region to interconnection points with the Utility's natural gas transportation system in the area of California near Topock, Arizona.

The following table shows certain information about the Utility's firm natural gas transportation agreements in effect during 2009 to support the Utility’s needs for its core customers, including the contract quantities, contract durations, and associated demand charges, net of sales of excess supplies, for capacity reservations.  These agreements require the Utility to pay fixed demand charges for reserving firm capacity on the pipelines. The total demand charges may change periodically as a result of changes in regulated tariff rates approved by the National Energy Board of Canada in the case of TransCanada NOVA Gas Transmission, Ltd. and TransCanada Foothills Pipe Lines Ltd., B.C. System, and by the FERC in all other cases.  The Utility may, upon prior notice and with the CPUC’s approval, extend each of these natural gas transportation agreements.  On the FERC-regulated pipelines, the Utility has either a right of first refusal or evergreen rights allowing it to renew natural gas transportation agreements at the end of their terms.  If another prospective shipper also wants the capacity, the Utility would be required to match the competing bid with respect to both price and term.

Pipeline	Expiration Date	Quantity MDth per day	Demand Charges for the Year Ended December 31, 2009 (In millions)

TransCanada NOVA Gas Transmission, Ltd.	10/31/2011	619	$30.9
TransCanada Foothills Pipe Lines Ltd., B.C. System	10/31/2011	611	10.5
Gas Transmission Northwest Corporation (1)	Various	610	69.9
Transwestern Pipeline Company (2)	Various	227	17.3
El Paso Natural Gas Company (3)	Various	202	21.8

(1)	As of December 31, 2009, the Utility had three active contracts with Gas Transmission Northwest Corporation with expiration dates ranging from October 31, 2011 to October 31, 2020.

(2)	As of December 31, 2009, the Utility had two active contracts with Transwestern Pipeline Company with expiration dates ranging from February 28, 2010 to February 29, 2012.

(3)	As of December 31, 2009, the Utility had three active contracts with El Paso Natural Gas Company with expiration dates ranging from June 30, 2010 to June 30, 2012.

In addition, in December 2008, the CPUC approved an agreement between the Utility and El Paso Corporation for the Utility to subscribe for 375 MDth per day of firm service rights on El Paso Corporation’s proposed 680-mile 42-inch natural gas transmission pipeline (“Ruby Pipeline”) that would begin at the Opal Hub in Wyoming and terminate at the Malin, Oregon, interconnect, near California’s northern border.  The Ruby Pipeline is expected to have an initial capacity of 1.5 Bcf per day.  The proposed Ruby Pipeline would connect Rocky Mountain natural gas producers with northern California, Nevada, and the Pacific Northwest to provide natural gas users with competitively priced natural gas.  Subject to receiving final approval from the FERC and satisfying other conditions, the Ruby Pipeline is anticipated to be in service in the first quarter of 2011.

Energy Efficiency, Public Purpose, and Other Programs

California law requires the CPUC to authorize certain levels of funding for electric and gas public purpose programs related to energy efficiency, low-income energy efficiency, research and development, and renewable energy resources.  California law also requires the CPUC to authorize funding for the California Solar Initiative and other self-generation programs, as discussed below.  Additionally, the CPUC has authorized funding for demand response programs.

For 2009, the CPUC authorized the Utility to collect revenue requirements of $751 million from electric customers to fund electric public purpose and other programs and $132 million from gas customers to fund natural gas public purpose and other programs.  The CPUC is responsible for authorizing the programs, funding levels, and cost recovery mechanisms for the Utility's operation of these programs.  The CEC administers both the electric and natural gas public interest research and development programs and the renewable energy program on a statewide basis.  In 2009, the Utility transferred $82 million from its revenue requirements to the CEC for CEC-administered gas and electric programs.

Energy Efficiency Programs

The Utility’s energy efficiency programs are designed to encourage the manufacture, design, distribution, and customer use of energy efficient appliances and other energy-using products.  The CPUC authorized the Utility to collect revenue requirements of $479 million for 2009 gas and electric programs, including the CEC-administered programs.  The CPUC has authorized the Utility to collect $1.3 billion of revenue requirements to fund its 2010-2012 programs, a 42% increase over 2006-2008 authorized funding levels.  The CPUC has adopted a long-term energy efficiency strategic plan designed to encourage innovative market transformation activities, such as the pursuit of zero net energy buildings, in addition to traditional energy efficiency rebate programs.

The CPUC established an incentive ratemaking mechanism to encourage the California investor-owned utilities to promote energy efficiency and to meet the CPUC’s energy savings goals.  This incentive ratemaking mechanism applied to the utilities’ 2006 through 2008 energy efficiency program cycles.

In accordance with this mechanism, the CPUC has awarded the Utility incentive revenues totaling $75 million through December 31, 2009 based on the energy savings achieved through implementation of the Utility’s energy efficiency programs during the 2006 through 2008 program cycle. Consistent with the incentive award process previously adopted by the CPUC, the CPUC held back an additional $40.3 million of incentive revenues subject to verification of final energy savings and the completion of the true-up process in 2010.

It is uncertain what form of incentive ratemaking, if any, the CPUC will establish for energy efficiency programs in 2009 and later years.  For more information, see the section of MD&A entitled “Regulatory Matters — Energy Efficiency Programs and Incentive Ratemaking” in the 2009 Annual Report.

Demand Response Programs

Demand response programs provide financial incentives and other benefits to participating customers to curtail on-peak energy use.  On August 20, 2009, the CPUC approved the Utility’s 2009-2011 demand response programs and authorized funding of $109 million.  In addition, on February 14, 2008, the CPUC approved the Utility’s multi-year air conditioning direct load control program and authorized funding of $179 million through June 1, 2011 to implement this program.  Customers who enroll in this program will allow the Utility to remotely control the temperature settings of their central air conditioners to temporarily decrease their energy usage during local or system emergencies.

During 2006, the Utility began the installation of an advanced metering infrastructure, known as the SmartMeter™ program, for virtually all of the Utility's electric and gas customers.  These meters enable the Utility to measure usage on an hourly basis for electricity and on a daily basis for natural gas, which can allow for demand-response rates to encourage customers to reduce energy consumption during peak demand periods, thus reducing peak period procurement costs.  Advanced meters can record usage in time intervals and be read remotely.  The Utility expects to complete the installation of the network infrastructure and advanced meters throughout its service territory by the end of 2011.  The CPUC also has ordered the Utility to install advanced metering and billing systems to enable the Utility to implement “dynamic pricing” for electricity customers to encourage efficient energy consumption and cost-effective demand response by more closely aligning retail rates with the wholesale electricity market.  “Dynamic pricing” includes rates that are based on critical peak prices and time of use.  Customers may choose an alternate rate plan structure.  The Utility is required to implement dynamic pricing by May 2010 for larger customers and by November 2011 for small and medium non-residential customers.  The Utility has requested that the CPUC authorize the Utility to recover estimated costs of approximately $160 million to implement dynamic pricing, including approximately $32 million as an allowance for unforeseen costs the Utility may incur in connection with such a large and complex capital project.  (See the discussion under the heading “Risk Factors” that appears in the MD&A section of the 2009 Annual Report.)

Self-Generation Incentive Program and California Solar Initiative

The Utility administers the self-generation incentive program (“SGIP”) authorized by the CPUC to provide incentives to electricity customers who install certain types of clean or renewable distributed generation and energy storage resources that meet all or a portion of their onsite energy usage.  The CPUC approved a budget for the SGIP of approximately $36 million in each of 2010 and 2011.  The CPUC also approved the use of carryover funds through 2015.  In late 2006, the CPUC established the California Solar Initiative (“CSI”) to bring 1,940 MW of solar power on-line by 2017 in California and authorized the California investor-owned utilities to collect an additional $2.2 billion over the 2007 through 2016 period from their customers to fund customer incentives for the installation of retail solar energy projects to serve onsite load to meet this goal.  Of the total amount authorized, the Utility has been allocated $946 million to fund customer incentives, research, development, and demonstration activities (with an emphasis on the demonstration of solar and solar-related technologies), and administration expenses.  The California Legislature modified the CSI program to include participation of the California municipal utilities.  The current overall goal of the CSI is to install 3,000 MW (through both investor-owned electric utilities and electric municipal utilities) through 2017.

Low-Income Energy Efficiency Programs and California Alternate Rates for Energy

The CPUC has authorized the Utility to collect approximately $417 million to support the Utility’s energy efficiency programs for low-income and fixed-income customers over 2009 through 2011.  The Utility also provides a discount rate called the California Alternate Rates for Energy (“CARE”) for low-income customers.  This rate subsidy is paid for by the Utility’s other customers.  The extent of the subsidy, during any given year, depends upon the number of customers participating in the program and their actual energy usage.  In 2009, the amount of this subsidy was approximately $637 million, including avoided customer surcharges.  The CPUC also authorized the Utility to recover approximately $28 million in administrative costs relating to the CARE subsidy over 2009 through 2011.

Environmental Matters

General

The Utility is subject to a number of federal, state and local laws and requirements relating to the protection of the environment and the safety and health of the Utility's personnel and the public. These laws and requirements relate to a broad range of activities, including the following:

•	the discharge of pollutants into the air, water, and soil;

•	the transportation, handling, storage and disposal of spent nuclear fuel;

•
the identification, generation, storage, handling, transportation, treatment, disposal, record keeping, labeling, reporting, remediation and emergency response in connection with hazardous and radioactive substances;

•	the reporting and reduction of carbon dioxide (“CO2”) and other GHG emissions; and

•	the environmental impacts of land use, including endangered species and habitat protection.

The penalties for violation of these laws and requirements can be severe and may include significant fines, damages, and criminal or civil sanctions.  These laws and requirements also may require the Utility, under certain circumstances, to interrupt or curtail operations.  To comply with these laws and requirements, the Utility may need to spend substantial amounts from time to time to construct, acquire, modify, or replace equipment, acquire permits and/or emission allowances or other emission credits for facility operations and clean-up, or decommission waste disposal areas at the Utility's current or former facilities and at third-party sites where the Utility’s wastes may have been disposed.

The Utility’s estimated costs to comply with environmental laws and regulations are based on current estimates and assumptions that are subject to change.  In addition, the Utility is likely to incur costs as it develops and implements strategies to mitigate the impact of its operations on the environment, including climate change and its foreseeable impact on the Utility’s future operations.  The actual amount of costs that the Utility will incur is subject to many factors, including changing laws and regulations, the ultimate outcome of complex factual investigations, evolving technologies, selection of compliance alternatives, the nature and extent of required remediation, the extent of the facility owner's responsibility, the availability of recoveries or contributions from third parties, and the development of market-based strategies to address climate change.  Generally, the Utility has recovered the costs of complying with environmental laws and regulations in the Utility's rates, subject to reasonableness review.  Environmental costs associated with the clean-up of sites that contain hazardous substances are subject to a special ratemaking mechanism described below under “Hazardous Waste Compliance and Remediation.”  In the future, the Utility’s operations are likely to be affected by climate change.  See the section of MD&A entitled “Environmental Matters” and “Risk Factors” in the 2009 Annual Report for a discussion of the operating, regulatory, and litigation risks posed by climate change and associated with the Utility’s environmental compliance obligations.

Air Quality and Climate Change

PG&E Corporation and the Utility believe the link between man-made GHG emissions and global climate change is clear and convincing and that mandatory GHG reductions are necessary.  PG&E Corporation and the Utility believe the development of a market-based cap-and-trade system, in conjunction with successful energy efficiency and demand-side management programs and the development of renewable energy resources, can reduce GHG emissions while diversifying energy supply resources and minimizing costs to customers.

Regulation.  The Utility's electricity generation plants, natural gas pipeline operations, fleet, and fuel storage tanks are subject to numerous air pollution control laws, including the federal Clean Air Act, as well as state and local statutes.  These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, sulfur dioxide (“SO2”), nitrogen oxide (“NOx”) and particulate matter.  In addition, various laws and regulations addressing climate change and GHG emissions are being considered or implemented at the federal, regional, state, and local levels.  Fossil fuel-fired plants and gas compressor stations used in the Utility's pipeline operations are sources of air pollutants and, therefore, are subject to substantial regulation and enforcement oversight by the applicable governmental agencies.  In addition, GHG emissions from natural gas consumed by the Utility’s customers will be subject to regulation by the CARB, as discussed below.

At the federal level, several legislative initiatives have been introduced recently in Congress aimed at addressing climate change through imposition of nationwide regulatory limits on the emissions of GHG.  No such legislation has yet been enacted by Congress, but extensive hearings and discussion are expected in the coming year.  In September 2009, the U.S. Environmental Protection Agency (“EPA”), which is charged with implementation and enforcement of the Clean Air Act, issued regulations requiring the reporting of GHG emissions from sources emitting greater than 25,000 tonnes (CO2-equivalent) per year.  The EPA’s regulations, which will apply to certain of the Utility’s power plants and gas compressor stations, will require reporting of 2010 emissions in 2011 and annually thereafter.  Also in September 2009, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration proposed regulations that would reduce GHG emissions and improve fuel economy of new cars and trucks.  As a result of provisions in the Clean Air Act, if the EPA regulates motor vehicle emissions, then the EPA must regulate GHG emissions from stationary sources, such as power plants and natural gas compressor stations, as well.  In November 2009, the EPA issued a finding that GHG emissions cause or contribute to air pollution that endangers public health and welfare.  This so-called “Endangerment Finding” was necessary before EPA could issue its final motor vehicle GHG emissions regulations or proceed with regulating stationary sources.  While the specific date is not certain, it is likely that EPA will issue its motor vehicle GHG regulations in 2010.

At the state level, California enacted Assembly Bill 32 (“AB 32”), the California Global Warming Solutions Act of 2006, to address climate change.  AB 32 requires the gradual reduction of GHG emissions in California to 1990 levels by 2020 on a schedule beginning in 2012.  AB 32 also authorizes the CARB to monitor and enforce compliance with the GHG reduction program and to consider implementing a cap-and-trade program.  In 2007, the CARB adopted a state-wide GHG 1990 emissions baseline of 427 million metric tons of CO2 (or its equivalent).  This 1990 baseline serves as the 2020 emissions limit for the state of California.  On December 12, 2008, the CARB adopted a scoping plan that contains recommendations for achieving the maximum technologically feasible and cost-effective GHG reductions to meet the 2020 reduction target.  These recommendations include implementing a 33% RPS by 2020, increasing energy efficiency goals, expanding the use of combined heat and power facilities, and developing a multi-sector cap-and-trade program.   The CARB is required to adopt regulations to implement the scoping plan not later than January 1, 2011 to become effective on January 1, 2012.  In November 2009, the CARB released proposed regulations to establish a cap-and-trade program and is scheduled to consider the final draft of these regulations in October 2010.  (For more information about the proposed cap-and-trade program, see the section of MD&A entitled “Environmental Matters” and “Risk Factors” in the 2009 Annual Report.)

California Senate Bill 1368, enacted in 2006, prohibits any load-serving entity in California, including investor-owned electric utilities, from entering into a long-term financial commitment for baseload electricity generation unless the generation complies with a GHG emission performance standard.  As required by Senate Bill 1368, on January 25, 2007, the CPUC adopted an interim GHG emissions performance standard of 1,100 pounds of CO2 per MWh that applies to new commitments for baseload electricity procured under contracts with a term of five years or longer or generated by the Utility.  After a statewide GHG emissions limit is established and is in operation, in accordance with AB 32, the CPUC will re-evaluate its interim GHG emissions performance standard and determine whether to continue, modify, or rescind it.

      Climate Change Mitigation and Adaption Strategies.  During 2009, the Utility continued its programs to develop strategies to mitigate the impact of the Utility’s operations (including customer energy usage) on the environment and to develop its strategy to plan for the actions that it will need to take to adapt to the likely impacts that climate change will have on the Utility’s future operations.  With respect to electric operations, climate scientists project that climate change will lead to increased electricity demand due to more extreme and frequent hot weather events, and reduced hydroelectric generation due to reductions in snowpack in the Sierra Nevada.  The Utility is analyzing and exploring a combination of operating changes to its hydroelectric system that may include, but are not limited to, higher winter carryover reservoir storage levels, reduced conveyance flows in canals and flumes during winter storm periods, reduced discretionary reservoir releases during the late spring and summer period and increased sediment releases from diversion dams.  If the Utility’s future hydroelectric generation is reduced due to drought conditions or climate change, the Utility might have to replace some of this electricity from other sources, including natural gas.  The amount of fossil-fueled generation needed to replace decreased hydroelectric generation can be reduced if non-intermittent renewable energy resources, such as geothermal and biomass, are timely developed.

With respect to natural gas operations, the Utility has taken voluntary proactive steps to reduce the release of methane, a GHG released as part of the delivery of natural gas.  As part of this overall commitment to methane emission reduction, and in preparation for compliance with AB 32 and potential federal regulation of GHG emissions, the Utility has replaced old cast iron and steel gas mains and implemented a technique called cross-compression, a process by which natural gas is transferred from one pipeline to another during large pipeline construction and repair projects.  Cross-compression reduces the amount of natural gas vented to the atmosphere by 85% to 90%.  In late 2008, the Utility also conducted focused surveys for high-volume gas leaks at its Topock and Kettleman compressor stations to reduce methane emissions.

The Utility believes its strategies to reduce GHG emissions—such as energy efficiency and demand response programs, infrastructure improvements, and the support of renewable energy development —are also effective strategies for adapting to the expected increased demand for electricity in extreme hot weather events likely to be caused by climate change.  PG&E Corporation and the Utility are also assessing the benefits and challenges associated with various climate change policies and identifying how a comprehensive program can be structured to mitigate overall costs to customers and the economy as a whole while ensuring that the environmental objectives of the program are met.

       Emissions Data.   PG&E Corporation and the Utility track and report their annual environmental performance results across a broad spectrum of areas.  The Utility was among the earliest companies to voluntarily quantify and report its GHG emissions, which the Utility believes is an essential first step in the longer-term effort to effectively and efficiently address climate change.  The Utility is a charter member of the California Climate Action Registry (“CCAR”) and has voluntarily reported its GHG emissions to CCAR on an annual basis since 2002, when it became the first investor-owned utility in California to voluntarily complete a third-party-verified inventory of its

CO2 emissions.  In 2009, the Utility also voluntarily reported its 2008 GHG emissions to The Climate Registry (“TCR”), a new non-profit organization that is developing consistent reporting and measurement standards across industry sectors in North America.  In 2009, the Utility complied with AB 32’s annual GHG emission reporting requirement by reporting its 2008 GHG emissions to the CARB.

       PG&E Corporation and the Utility also publish third-party-verified GHG emissions data in their annual Corporate Responsibility Report.  As a result of the time necessary for a thorough, third-party verification of the Utility’s GHG emissions in accordance with the highest standards developed by the CCAR and TCR, preliminary emissions data for 2008 are the most recent data available.  Final emissions data will be made publicly available by CCAR on their website as well as reported in the next Corporate Responsibility Report expected to be posted to PG&E Corporation’s and the Utility’s websites in July 2010.  For information about the sources of electric generation that the Utility delivered to customers in 2009, see “Electric Utility Operations-Electric Generation Resources” above.

Total 2008 GHG Emissions by Source Category

Source	Amount (per million metric tonnes CO2 – equivalent)
Delivered Electricity (1)	23.84
Electricity Transmission and Distribution Line Losses	1.41
Process and Fugitive Emissions from Natural Gas System	1.32
Gas Compressor Stations	0.31
Transportation (Fleet vehicles)	0.11
Facility Gas and Electricity Use	0.05
Electrical Equipment	0.06
Other De Minimis Emissions (2)	0.00
Total	27.10

(1) Since the Utility purchases a portion of its electricity from the wholesale market, the Utility is not able to track some of its delivered electricity back to a specific generator.  Therefore, there is some unavoidable uncertainty in the Utility’s total emissions and the Utility’s emission rate for delivered electricity.  Emissions data for the Utility’s owned generation resources is shown below.
(2) Includes de minimis emissions from PG&E Corporation.

Benchmarking Greenhouse Gas Emissions for Delivered Electricity

    The Utility’s third-party-verified CO2 emissions rate associated with the electricity delivered to customers in 2008 was 641 pounds of CO2 per MWh, which is a slight increase over the 2007 emissions rate of 636 pounds of CO2 per MWh.  Even with this increase, the Utility’s 2008 emissions rate was still less than half the national average as shown in the following table:

Amount (Pounds of CO2 per MWh)
U.S. Average (1)	1,329
California’s Average (1)	724
Pacific Gas and Electric Company (2)	641

(1) Source: U.S. Environmental Protection Agency eGRID 2007 Version 1.1 (updated December 2008 and based on 2005 data).

(2) Since the Utility purchases a portion of its electricity from the wholesale market, the Utility is not able to track some of its delivered electricity back to a specific generator.  Therefore, there is some unavoidable uncertainty in the Utility’s total emissions and the Utility’s emission rate for delivered electricity.

Emissions Data for Utility-Owned Generation

In addition to GHG emissions data provided above, the table below sets forth information about the GHG emissions from the Utility’s owned generation facilities.  The Utility’s owned generation (primarily from nuclear and hydroelectric facilities) comprised approximately 30% of the Utility’s delivered electricity in 2008.  The Utility’s retained fossil-fueled generation comprised less than 1% of the Utility’s delivered electricity in 2008.

	2008	2007
Total NOx Emissions (tons)	1,163	1,123
NOx Emissions Rates (pounds/MWh)
Fossil Plants	4.26	4.65
All Plants	0.09	0.08
Total SO2 Emissions (tons)	27	43
SO2 Emissions Rates (pounds/MWh)
Fossil Plants	0.0980	0.1781
All Plants	0.0021	0.0031
Total CO2 Emissions (tons)	406,990	379,196
CO2 Emissions Rates (pounds/MWh)
Fossil Plants	1,566	1,570
All Plants	32	28
Other Emissions Statistics
Sulfur Hexafluoride (“SF6”) Emissions
Total SF6 Emissions (pounds)	5,938	3,928
Total SF6 Emissions (tons CO2-equivalent)	70,959	46,940
SF6 Emissions Leak Rate	1.9%	1.3%
Methane Emissions
Total Methane Emissions (tons)	62,686	53,342
Total Methane Emissions (tons CO2-equivalent)	1,316,397	1,120,179

Water Quality

The Utility's Diablo Canyon power plant employs a “once-through” cooling water system that is regulated under a Clean Water Act National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Central Coast Regional Water Quality Control Board (“Central Coast Board”).  This permit allows the Diablo Canyon power plant to discharge the cooling water at a temperature no more than 22 degrees above the temperature of the ambient receiving water, and requires that the beneficial uses of the water be protected.  The beneficial uses of water in this region include industrial water supply, marine and wildlife habitat, shellfish harvesting, and preservation of rare and endangered species.  In January 2000, the Central Coast Board issued a proposed draft cease and desist order alleging that, although the temperature limit has never been exceeded, the Diablo Canyon power plant's discharge was not protective of beneficial uses.  For more information, see the discussion below in “Item 3 — Legal Proceedings — Diablo Canyon Power Plant.”

There is continuing uncertainty about the status of state and federal regulations issued under Section 316(b) of the Clean Water Act, which require that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts.  In July 2004, the EPA issued regulations to implement Section 316(b) intended to reduce impacts to aquatic organisms by establishing a set of performance standards for cooling water intake structures.  These regulations provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis.  The EPA regulations also allowed the use of environmental mitigation or restoration to meet compliance requirements in certain cases.  In response to the

 EPA regulations, the California State Water Resources Control Board (“Water Board”) initiated a process to develop a once-though cooling policy and has issued several policy proposals.  The Water Board’s current proposal does not include a cost-benefit variance, but provides for additional evaluation of the costs and benefits of cooling tower retrofits at the state's two nuclear facilities.  Based on the results of the evaluation, if the policy is not modified to include a cost-benefit variance, compliance with the proposed policy would require Diablo Canyon to install cooling towers by December 2024.

Various parties separately challenged the EPA's regulations and in January 2007, the U.S. Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision holding that environmental restoration cannot be used as a compliance option and that site-specific compliance variances based on a cost-benefit test could not be used.  The Second Circuit remanded significant provisions of the regulations to the EPA for reconsideration and in July 2007, the EPA suspended its regulations.  The U.S. Supreme Court granted review of the cost-benefit question and in April 2009, issued a decision overturning the Second Circuit, finding the EPA’s use of a cost-benefit test reasonable.  Depending on the form of the final regulations that may ultimately be adopted by the EPA or the Water Board, the Utility may incur significant capital expense to comply with the final regulations, which the Utility would seek to recover through rates.  If the final regulations adopted by the EPA or the Water Board require the installation of cooling towers at Diablo Canyon, and if installation of such cooling towers is not technically or economically feasible, the Utility may be forced to cease operations at Diablo Canyon and may incur a material charge.

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

The Utility assesses, on an ongoing basis, measures that may be necessary to comply with federal, state, and local laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities.  The Utility has a comprehensive program to comply with hazardous waste storage, handling, and disposal requirements issued by the EPA under RCRA and CERCLA, state hazardous waste laws, and other environmental requirements.

The Utility has been, and may be, required to pay for environmental remediation at sites where the Utility has been, or may be, a potentially responsible party under CERCLA and similar state environmental laws.  These sites include former manufactured gas plant (“MGP”) sites; power plant sites; gas gathering sites; compressor stations; and sites where the Utility stores, recycles, and disposes of potentially hazardous materials.  Under federal and California laws, the Utility may be responsible for remediation of hazardous substances even if it did not deposit those substances on the site.

Generation Facilities

Operations at the Utility's current and former generation facilities may have resulted in contaminated soil or groundwater.  Although the Utility sold most of its geothermal and fossil fuel-fired plants, in many cases the Utility retained pre-closing environmental liability under various environmental laws.  The Utility currently is investigating or remediating several such sites with the oversight of various governmental agencies.  Additionally, the Utility’s Hunters Point power plant in San Francisco closed in May 2006 and is in the decommissioning process.  Remedial investigations are substantially complete, and the Utility anticipates that the California Department of Toxic

Substances Control will approve the soil and groundwater remediation plan by the second quarter of 2010.  The Utility spent approximately $16 million in 2009 and estimates that it will spend approximately $24 million in 2010 and approximately $16 million in 2011 for remediation at this site.

Former Manufactured Gas Plant Sites

The Utility is assessing whether and to what extent remedial action may be necessary to mitigate potential hazards posed by certain retired MGP sites.  During their operation, from the mid-1800s through the early 1900s, MGPs produced lampblack and coal tar residues.  The residues from these operations, which may remain at some sites, contain chemical compounds that now are classified as hazardous.  The Utility has a program, in cooperation with environmental agencies and third-party owners, to evaluate and take appropriate action to mitigate any potential environmental concerns at 41 MGP sites that the Utility owned or operated in the past.  The Utility spent approximately $22 million in 2009 and expects to spend approximately $37 million in 2010 and $39 million in 2011 on these sites.  As part of this program, the Utility recently contacted the owners of property located on three former MGP sites in urban residential areas of San Francisco to offer to test the soil for residues, and depending on the results of such tests, to take appropriate remedial action.  Until the Utility’s investigation is complete, the extent of the Utility’s obligation to remediate is established, and remedial actions are determined, the Utility is unable to determine the amounts it may spend in the future to remediate these sites.

Third-Party Owned Disposal Sites

Under environmental laws, such as CERCLA, the Utility has been or may be required to take remedial action at third-party sites used for the disposal of waste from the Utility's facilities, or to pay for associated clean-up costs or natural resource damages.  The Utility is currently aware of five such sites where investigation or clean-up activities are currently underway.  At the Geothermal Incorporated site in Lake County, California, the Utility substantially completed closure of the disposal facility, which was abandoned by its operator.  The Utility was the major responsible party and led the remediation effort on behalf of the responsible parties.  For the Casmalia disposal facility near Santa Maria, California, the Utility and several parties that sent waste to the site have entered into a court-approved agreement with the EPA that requires the Utility and the other parties to perform certain site investigation and remediation measures.  Other responsible parties are involved with the Utility in investigating and cleaning up the three other disposal sites with oversight from the regulatory agencies.  The Utility contributes to the remediation expenses for these sites under cost-sharing agreements or court-approved settlements.

In addition, the Utility has been named as a defendant in a civil lawsuit in which plaintiffs allege that the Utility is responsible for performing or paying for remedial action at sites that it no longer owns or never owned.  Remedial actions may include investigations, health and ecological assessments, and removal of wastes.

Natural Gas Compressor Stations

Groundwater at the Utility’s Hinkley and Topock natural gas compressor stations contains hexavalent chromium as a result of the Utility’s past operating practices.  The Utility has a comprehensive program to monitor a network of groundwater wells at both the Hinkley and Topock natural gas compressor stations.  At Hinkley, the Utility is cooperating with the Regional Water Quality Control Board to evaluate and remediate the chromium groundwater plume.  Measures have been implemented to control movement of the plume, while full-scale in-situ treatment systems operate to reduce the mass of the plume.  An evaluation of the performance of these interim remedy measures, as well as possible future measures, is underway as part of the development of a final remedy at the Hinkley site.   In 2009, the Utility spent approximately $14 million on remediation activities at Hinkley, and currently estimates it will spend at least $19 million in 2010 and $4 million in 2011.

At the Topock gas compressor station, located near Needles, California, the Utility has implemented interim measures, including a system of extraction wells and a treatment plant designed to prevent movement of a hexavalent chromium plume toward the Colorado River.  In addition, the Utility is working with environmental agencies to complete investigations at this site and to develop a long-term plan for clean-up of the plume.  A final clean-up draft plan has been developed for agency and stakeholder review; approval of a final version of that plan is scheduled to occur by the first quarter of 2010. In 2009, the Utility spent approximately $19 million on the interim measures and for work on the long-term site solution.  The Utility currently estimates that it will spend at least $24 million in 2010 and $23 million in 2011 for remediation activities at Topock.  Although work at the Topock site poses several technical and regulatory obstacles, the Utility’s remediation costs for Topock are subject to the ratemaking mechanism described below.  The Utility does not expect the remediation of the Topock and Hinkley gas compressor sites to have a material adverse effect on its results of operations or financial condition.  The Utility does not expect that it will incur any material expenditures related to any remediation at its Kettleman natural gas compressor station.

Hazardous Substance Ratemaking Mechanism

Environmental costs associated with the clean-up of sites that contain hazardous substances are subject to a CPUC-approved ratemaking mechanism under which the Utility is authorized to recover hazardous waste remediation costs for environmental claims from customers (e.g., for costs of cleaning up the Utility's facilities and sites where the Utility’s hazardous substances have been sent).  This mechanism allows the Utility to include 90% of eligible hazardous waste remediation costs in the Utility's rates without a reasonableness review.  (The cost of environmental remediation associated with the Hinkley natural gas compressor site is not recoverable from customers under this mechanism.)  Ten percent of any net insurance recoveries associated with hazardous waste remediation sites are assigned to the Utility's customers.  The balances of any insurance recoveries (90%) are retained by the Utility until it has been reimbursed for the 10% share of clean-up costs not included in rates.  Any insurance recoveries above full cost reimbursement levels are allocated 60% to customers and 40% to the Utility.  Finally, 10% of any recoveries from the Utility's claims against third parties associated with hazardous waste remediation sites are retained by the Utility, with the remainder, 90% of any such recoveries, assigned to the Utility's customers.

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

Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, estimated costs may vary significantly from actual costs, and the amount of additional future costs may be material to results of operations in the period in which they are recognized.  For more information about environmental remediation liabilities, see the sections of MD&A entitled “Environmental Matters” and “Critical Accounting Polices” and Note 16 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report which information is incorporated herein by reference and included in Exhibit 13 to this report.

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

Because the DOE failed to develop a permanent storage site, the Utility obtained a permit from the NRC to build an on-site dry cask storage facility to store spent fuel through at least 2024.  The construction of the dry cask storage facility is complete.  During 2009, the Utility moved all the spent nuclear fuel that was scheduled to be moved into dry cask storage.  An appeal of the NRC’s issuance of the permit is still pending in the U.S. Court of Appeals for the Ninth Circuit.  The appellants claim that the NRC failed to adequately consider environmental impacts of a potential terrorist attack at Diablo Canyon.  It is uncertain when the appeal will be addressed by the Ninth Circuit.

As a result of the DOE’s failure to build a repository for nuclear waste, the Utility and other nuclear power plant owners sued the DOE to recover costs that they incurred to build on-site spent nuclear fuel storage facilities.  The Utility seeks to recover $92 million of costs that it incurred through 2004.  After several years of litigation, in

2008 the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) issued an order clarifying the method to calculate damages to be awarded to the utilities for breach of their contracts by the DOE.  Although the DOE has conceded that the Utility is entitled to recover approximately $82 million based on this method, the DOE continues to challenge the method in related litigation.  In October 2009, a trial was held in the U.S. Federal Court of Claims to determine the appropriate amounts owed to the Utility based on the methodology approved by the Federal Circuit. The parties are waiting for the court to issue its decision.  The Utility also will seek to recover costs incurred after 2004 to build on-site storage facilities.

Nuclear Decommissioning

The Utility's nuclear power facilities consist of two units at Diablo Canyon and the retired facility at Humboldt Bay Unit 3. Nuclear decommissioning requires the safe removal of nuclear facilities from service and the reduction of residual radioactivity to a level that permits termination of the NRC license and release of the property for unrestricted use.  The Utility makes contributions to trusts to provide for the eventual decommissioning of each nuclear unit.  In the Utility’s 2005 Nuclear Decommissioning Cost Triennial Proceeding, which is used to determine the level of Utility trust contributions and related revenue requirement, the CPUC assumed that the eventual decommissioning of Diablo Canyon Unit 1 would be scheduled to begin in 2024 and be completed in 2044, that decommissioning of Diablo Canyon Unit 2 would be scheduled to begin in 2025 and be completed in 2041, and that decommissioning of Humboldt Bay Unit 3 would be scheduled to begin in 2009 and be completed in 2015.  A premature shutdown of the Diablo Canyon units would increase the likelihood of an earlier start to decommissioning.  The Utility’s decommissioning cost estimates are based on the 2005 decommissioning cost studies, prepared in accordance with CPUC requirements.  The decommissioning cost estimates are based on the plant location and cost characteristics for the Utility's nuclear power plants.  Actual decommissioning costs may vary from these estimates to the extent the assumptions on which the estimates are based (such as assumptions about decommissioning dates, regulatory requirements, technology, and costs of labor, materials, and equipment) differ from actual results.  The Utility recovers its revenue requirements for estimated nuclear decommissioning costs from customers through a non-bypassable charge that the Utility expects will continue until those costs are fully recovered.  Decommissioning costs recovered in rates are placed in nuclear decommissioning trusts.  The funds in the decommissioning trusts, along with accumulated earnings, will be used exclusively for decommissioning and dismantling the Utility's nuclear facilities.

In April 2009, the Utility filed an application in the 2009 Nuclear Decommissioning Triennial Proceeding with new decommissioning cost estimates and other funding assumptions, such as projected cost escalation factors and projected earnings of the funds for 2010, 2011, and 2012.  Hearings were completed in October 2009, and a CPUC decision is expected in the second quarter of 2010.  For more information about nuclear decommissioning, including the estimated decommissioning costs, see Note 12 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

Endangered Species

Many of the Utility's facilities and operations are located in, or pass through, areas that are designated as critical habitats for federal, or state-listed endangered, threatened, or sensitive species.  The Utility may be required to incur additional costs or be subjected to additional restrictions on operations if additional threatened or endangered species are listed or additional critical habitats are designated at or near the Utility's facilities or operations.  The Utility is seeking to secure “habitat conservation plans” to ensure long-term compliance with state and federal endangered species acts.  The Utility expects that it will be able to recover costs of complying with state and federal endangered species acts through rates.

Electric and Magnetic Fields

Electric and magnetic fields (“EMFs”) naturally result from the generation, transmission, distribution, and use of electricity.  In November 1993, the CPUC adopted an interim EMF policy for California energy utilities that, among other things, requires California energy utilities to take no-cost and low-cost steps to reduce EMFs from new or upgraded utility facilities.  California energy utilities were required to fund an EMF education program and an EMF research program managed by the California Department of Health Services.  In October 2002, the California Department of Health Services released its report to the CPUC and the public, based primarily on its review of studies by others, evaluating the possible risks from EMFs.  The report's conclusions contrast with other recent reports by authoritative health agencies in that the California Department of Health Services' report has assigned a higher probability to the possibility of a causal connection between EMF exposures and a number of diseases and conditions, including childhood leukemia, adult leukemia, amyotrophic lateral sclerosis, and miscarriages.

On January 26, 2006, the CPUC issued a decision that affirms the CPUC’s “low-cost/no-cost, prudent avoidance” policy to reduce EMF exposure for new utility transmission and substation projects.  The CPUC ordered the continued use of a 4% of project cost benchmark for EMF reduction measures.  The CPUC also reaffirmed that it has exclusive jurisdiction with respect to utility EMF matters.

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

Item 1A. Risk Factors

A discussion of the significant risks associated with investments in the securities of PG&E Corporation and the Utility is set forth under the heading “Risk Factors” in the MD&A in the 2009 Annual Report, which information is incorporated by reference and included in Exhibit 13 to this report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Utility owns or has obtained the right to occupy and/or use real property comprising the Utility's electricity and natural gas distribution facilities, natural gas gathering facilities and generation facilities, and natural gas and electricity transmission facilities, all of which are described above under “Electric Utility Operations” and “Natural Gas Utility Operations” which information is incorporated herein by reference.  In total, the Utility occupies 9.8 million square feet of real property, including 8.5 million square feet that the Utility owns.  Of the 9.8 million square feet of occupied real property, approximately 1.7 million square feet represent the Utility's corporate headquarters located in several Utility-owned buildings in San Francisco, California.  The Utility occupies or uses real property that it does not own primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental authorities.

The Utility currently owns approximately 167,000 acres of land, approximately 140,000 acres of which it will encumber with conservation easements and/or donate to public agencies or non-profit conservation organizations under the Chapter 11 Settlement Agreement.  Approximately 75,000 acres of this land may be donated in fee and encumbered with conservation easements.  The remaining land contains the Utility's or a joint licensee's hydroelectric generation facilities or is otherwise used for utility operations and will only be encumbered with conservation easements.  As contemplated in the Chapter 11 Settlement Agreement, the Utility formed an entity, the Pacific Forest Watershed Lands Stewardship Council (“Council”) to oversee the development and implementation of a Land Conservation Plan (“LCP”) that will articulate the long-term management objectives for the 140,000 acres.  The Council is governed by an 18-member board of directors that represents a range of diverse interests, including the CPUC, California environmental agencies, organizations representing underserved and minority constituencies, agricultural and business interests, and public officials.  The Utility has appointed 1 out of 18 members of the Board of Directors of the Council.  In December 2007, the Council adopted the LCP and submitted it to the Utility.

The Utility has accepted the LCP and will seek authorization from the CPUC, the FERC, and other approving entities to proceed with the transactions necessary to implement the LCP.

PG&E Corporation also leases approximately 74,000 square feet of office space from a third party in San Francisco, California.  This lease expires in 2012.

Item 3. Legal Proceedings

In addition to the following legal proceedings, PG&E Corporation and the Utility are involved in various legal proceedings in the ordinary course of their business.  For more information regarding PG&E Corporation’s and the Utility’s liability for legal matters, see Note 16 of the Notes to the Consolidated Financial Statements of the 2009 Annual Report.

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

At its July 10, 2003 meeting, the Central Coast Board did not renew the NPDES permit and continued the permit renewal hearing indefinitely.  Several Central Coast Board members indicated that they no longer supported the settlement agreement, and the Central Coast Board requested a team of independent scientists, as part of a technical working group, to develop additional information on possible mitigation measures for Central Coast Board staff.  In January 2005, the Central Coast Board published the scientists' draft report recommending several such mitigation measures.  If the Central Coast Board adopts the scientists' recommendations, and if the Utility ultimately is required to implement the projects proposed in the draft report, it could incur costs of up to approximately $30 million.  The Utility would seek to recover these costs through rates charged to customers.  The Water Board is developing a state policy for the implementation of Section 316(b) of the Clean Water Act, the adoption of which could affect future negotiations between the Central Coast Board and the Utility.  For more information about the draft state policy, see “Environmental Matters — Water Quality” above.

PG&E Corporation and the Utility believe that the ultimate outcome of this matter will not have a material adverse impact on their Utility's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of PG&E Corporation “executive officers,” as defined by Rule 3b-7 of the General Rules and Regulations under the Securities and Exchange Act of 1934 (“Exchange Act”) at February 1, 2010 were as follows.

Name	Age	Position
Peter A. Darbee	57	Chairman of the Board, Chief Executive Officer, and President
Kent M. Harvey	51	Senior Vice President and Chief Financial Officer
Christopher P. Johns	49	President, Pacific Gas and Electric Company
Nancy E. McFadden	51	Senior Vice President and Senior Advisor to the Chairman and Chief Executive Officer
Hyun Park	48	Senior Vice President and General Counsel
Greg S. Pruett	52	Senior Vice President, Corporate Affairs
Rand L. Rosenberg	56	Senior Vice President, Corporate Strategy and Development
John R. Simon	45	Senior Vice President, Human Resources

All officers of PG&E Corporation serve at the pleasure of the Board of Directors.  During the past five years through February 1, 2010, the executive officers of PG&E Corporation had the following business experience. Except as otherwise noted, all positions have been held at PG&E Corporation.

Name	Position	Period Held Office

Peter A. Darbee	Chairman of the Board, Chief Executive Officer, and President	September 19, 2007 to present
	President and Chief Executive Officer, Pacific Gas and Electric Company	September 5, 2008 to July 31, 2009
	Chairman of the Board and Chief Executive Officer	July 1, 2007 to September 18, 2007
	Chairman of the Board, Chief Executive Officer, and President	January 1, 2006 to June 30, 2007
	Chairman of the Board, Pacific Gas and Electric Company	January 1, 2006 to May 31, 2007
	President and Chief Executive Officer	January 1, 2005 to December 31, 2005

Kent M. Harvey	Senior Vice President and Chief Financial Officer	August 1, 2009 to present
	Senior Vice President, Financial Services, Pacific Gas and Electric Company	August 1, 2009 to present
	Senior Vice President and Chief Risk and Audit Officer	October 1, 2005 to July 31, 2009
	Senior Vice President, Chief Financial Officer, and Treasurer, Pacific Gas and Electric Company	November 1, 2000 to September 30, 2005

Christopher P. Johns	President, Pacific Gas and Electric Company	August 1, 2009 to present
	Senior Vice President and Chief Financial Officer	May 1, 2009 to July 31, 2009
	Senior Vice President, Financial Services, Pacific Gas and Electric Company	May 1, 2009 to July 31, 2009
	Senior Vice President, Chief Financial Officer, and Treasurer	October 4, 2005 to April 30, 2009
	Senior Vice President and Treasurer, Pacific Gas and Electric Company	June 1, 2007 to April 30, 2009
	Senior Vice President, Chief Financial Officer, and Treasurer, Pacific Gas and Electric Company	October 1, 2005 to May 31, 2007
	Senior Vice President, Chief Financial Officer, and Controller	January 2, 2005 to October 3, 2005

Nancy E. McFadden	Senior Vice President and Senior Advisor to the Chairman and Chief Executive Officer	November 1, 2009 to present
	Senior Vice President, Public Affairs	March 1, 2007 to October 31, 2009
	Senior Vice President, Public Affairs, Pacific Gas and Electric Company	June 20, 2007 to October 31, 2009
	Vice President, Governmental Relations, Pacific Gas and Electric Company	September 26, 2005 to February 28, 2007
	Chairperson, California Medical Assistance Commission	November 13, 2003 to January 1, 2006

Hyun Park	Senior Vice President and General Counsel	November 13, 2006 to present
	Vice President, General Counsel, and Secretary, Allegheny Energy, Inc.	April 5, 2005 to October 17, 2006
	Senior Vice President, General Counsel, and Secretary, Sithe Energies, Inc.	March 2000 to February 2005

Greg S. Pruett	Senior Vice President, Corporate Affairs	November 1, 2009 to present
	Senior Vice President, Corporate Affairs, Pacific Gas and Electric Company	November 1, 2009 to present
	Senior Vice President, Corporate Relations	November 1, 2007 to October 31, 2009
	Senior Vice President, Corporate Relations, Pacific Gas and Electric Company	March 1, 2009 to October 31, 2009
	Vice President, Corporate Relations	March 1, 2007 to October 31, 2007
	Vice President, Communications and Marketing, American Gas Association	April 10, 2006 to February 23, 2007
	Chief Public Affairs Officer, Bechtel National, Inc.	June 12, 2004 to September 12, 2005

Rand L. Rosenberg	Senior Vice President, Corporate Strategy and Development	November 1, 2005 to present

John R. Simon	Senior Vice President, Human Resources	April 16, 2007 to present
	Senior Vice President, Human Resources, Pacific Gas and Electric Company	April 16, 2007 to present
	Executive Vice President, Global Human Capital, TeleTech Holdings, Inc.	March 21, 2006 to April 13, 2007
	Senior Vice President, Human Capital, TeleTech Holdings, Inc.	July 31, 2001 to March 20, 2006

The names, ages and positions of the Utility's “executive officers,” as defined by Rule 3b-7 of the General Rules and Regulations under the Exchange Act at February 1, 2010 were as follows:

Name	Age	Position
Peter A. Darbee	57	Chairman of the Board, Chief Executive Officer, and President, PG&E Corporation
Christopher P. Johns	49	President
John S. Keenan	61	Senior Vice President and Chief Operating Officer
Desmond A. Bell	47	Senior Vice President, Shared Services and Chief Procurement Officer
Thomas E. Bottorff	56	Senior Vice President, Regulatory Relations
Helen A. Burt	53	Senior Vice President and Chief Customer Officer
John T. Conway	52	Senior Vice President, Energy Supply and Chief Nuclear Officer
Patricia M. Lawicki	49	Senior Vice President and Chief Information Officer
Kent M. Harvey	51	Senior Vice President, Financial Services
Nancy E. McFadden	51	Senior Vice President and Senior Advisor to the Chairman and Chief Executive Officer
Hyun Park	48	Senior Vice President and General Counsel, PG&E Corporation

Greg S. Pruett	52	Senior Vice President, Corporate Affairs
Edward A. Salas	53	Senior Vice President, Engineering and Operations
John R. Simon	45	Senior Vice President, Human Resources
Fong Wan	48	Senior Vice President, Energy Procurement
Geisha J. Williams	48	Senior Vice President, Energy Delivery
Barbara L. Barcon	53	Vice President, Finance and Chief Financial Officer

All officers of the Utility serve at the pleasure of the Board of Directors.  During the past five years through February 1, 2010, the executive officers of the Utility had the following business experience.  Except as otherwise noted, all positions have been held at Pacific Gas and Electric Company.

Name	Position	Period Held Office

Peter A. Darbee	Chairman of the Board, Chief Executive Officer, and President, PG&E Corporation	September 19, 2007 to present
	President and Chief Executive Officer	September 5, 2008 to July 31, 2009
	Chairman of the Board and Chief Executive Officer, PG&E Corporation	July 1, 2007 to September 18, 2007
	Chairman of the Board	January 1, 2006 to May 31, 2007
	Chairman of the Board, Chief Executive Officer, and President, PG&E Corporation	January 1, 2006 to June 30, 2007
	President and Chief Executive Officer, PG&E Corporation	January 1, 2005 to December 31, 2005

Christopher P. Johns	President	August 1, 2009 to present
	Senior Vice President, Financial Services	May 1, 2009 to July 31, 2009
	Senior Vice President, and Chief Financial Officer, PG&E Corporation	May 1, 2009 to July 31, 2009
	Senior Vice President and Treasurer	June 1, 2007 to April 30, 2009
	Senior Vice President, Chief Financial Officer, and Treasurer, PG&E Corporation	October 4, 2005 to April 30, 2009
	Senior Vice President, Chief Financial Officer, and Treasurer	October 1, 2005 to May 31, 2007
	Senior Vice President, Chief Financial Officer, and Controller, PG&E Corporation	January 2, 2005 to October 3, 2005

John S. Keenan	Senior Vice President and Chief Operating Officer	January 1, 2008 to present
	Senior Vice President, Generation and Chief Nuclear Officer	December 19, 2005 to December 31, 2007
	Vice President, Fossil Generation, Progress Energy	November 10, 2003 to December 18, 2005

Desmond A. Bell	Senior Vice President, Shared Services and Chief Procurement Officer	October 1, 2008 to present
	Vice President, Shared Services and Chief Procurement Officer	March 1, 2008 to September 30, 2008
	Vice President and Chief of Staff	March 19, 2007 to February 29, 2008
	Vice President, Parts Logistics, Bombardier Aerospace	April 2003 to September 2006

Thomas E. Bottorff	Senior Vice President, Regulatory Relations	October 14, 2005 to present
	Senior Vice President, Customer Service and Revenue	March 1, 2004 to October 13, 2005

Helen A. Burt	Senior Vice President and Chief Customer Officer	February 27, 2006 to present
	Management Consultant, The Burt Group	January 2003 to February 2006

John T. Conway	Senior Vice President, Energy Supply and Chief Nuclear Officer Senior Vice President, Generation and Chief Nuclear Officer	April 1, 2009 to present October 1, 2008 to March 31, 2009
	Senior Vice President and Chief Nuclear Officer	March 1, 2008 to September 30, 2008
	Site Vice President, Diablo Canyon Power Plant	May 29, 2007 to February 29, 2008
	Site Vice President, Monticello Nuclear Plant, Nuclear Management Company	May 2005 to May 2007
	Site Director, Monticello Nuclear Plant, Nuclear Management Company	April 2004 to May 2005

Kent M. Harvey	Senior Vice President, Financial Services	August 1, 2009 to present
	Senior Vice President and Chief Financial Officer, PG&E Corporation	August 1, 2009 to present
	Senior Vice President and Chief Risk and Audit Officer, PG&E Corporation	October 1, 2005 to July 31, 2009
	Senior Vice President, Chief Financial Officer, and Treasurer	November 1, 2000 to September 30, 2005

Patricia M. Lawicki	Senior Vice President and Chief Information Officer	November 1, 2007 to present
	Vice President and Chief Information Officer	January 12, 2005 to October 31, 2007

Nancy E. McFadden	Senior Vice President and Special Advisor to the Chairman and Chief Executive Officer, PG&E Corporation	November 1, 2009 to present
	Senior Vice President, Public Affairs	June 20, 2007 to October 31, 2009
	Senior Vice President, Public Affairs, PG&E Corporation	March 1, 2007 to October 31, 2009
	Vice President, Governmental Relations	September 26, 2005 to February 28, 2007
	Chairperson, California Medical Assistance Commission	November 13, 2003 to January 1, 2006

Hyun Park	Senior Vice President and General Counsel, PG&E Corporation	November 13, 2006 to present
	Vice President, General Counsel, and Secretary, Allegheny Energy, Inc.	April 5, 2005 to October 17, 2006
	Senior Vice President, General Counsel, and Secretary, Sithe Energies, Inc.	March 2000 to February 2005

Greg S. Pruett	Senior Vice President, Corporate Affairs	November 1, 2009 to present
	Senior Vice President, Corporate Affairs, PG&E Corporation	November 1, 2009 to present
	Senior Vice President, Corporate Relations	March 1, 2009 to October 31, 2009
	Senior Vice President, Corporate Relations, PG&E Corporation	November 1, 2007 to October 31, 2009
	Vice President, Corporate Relations, PG&E Corporation	March 1, 2007 to October 31, 2007
	Vice President, Communications and Marketing, American Gas Association	April 10, 2006 to February 23, 2007
	Chief Public Affairs Officer, Bechtel National, Inc.	June 12, 2004 to September 12, 2005

Edward A. Salas	Senior Vice President, Engineering and Operations	April 11, 2007 to present
	Staff Vice President, Network Planning, Verizon Wireless	May 2004 to April 2007

John R. Simon	Senior Vice President, Human Resources	April 16, 2007 to present
	Senior Vice President, Human Resources, PG&E Corporation	April 16, 2007 to present
	Executive Vice President, Global Human Capital, TeleTech	March 21, 2006 to April 13, 2007
	Senior Vice President, Human Capital, TeleTech Holdings, Inc.	July 13, 2001 to March 20, 2006

Fong Wan	Senior Vice President, Energy Procurement	October 1, 2008 to present
	Vice President, Energy Procurement	January 9, 2006 to September 30, 2008
	Vice President, Power Contracts and Electric Resource Development	May 1, 2004 to January 8, 2006

Geisha J. Williams	Senior Vice President, Energy Delivery	December 1, 2007 to present
	Vice President, Power Systems, Distribution, Florida Power and Light Company	July 2003 to July 2007

Barbara L. Barcon	Vice President, Finance and Chief Financial Officer	March 24, 2008 to present
	Senior Vice President, The Gores Group - Glendon Partners Private Equity Firm	2007 to 2008
	Vice President, Financial Process Excellence, Northrop Grumman Corporation	2004 to 2007

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 16, 2010, there were 81,642 holders of record of PG&E Corporation common stock.  PG&E Corporation common stock is listed on the New York Stock Exchange and the Swiss stock exchanges.  The high and low sales prices of PG&E Corporation common stock for each quarter of the two most recent fiscal years are set forth under the heading “Quarterly Consolidated Financial Data (Unaudited)” in the 2009 Annual Report, which information is incorporated by reference and included in Exhibit 13 to this report.  Information about the frequency and amount of dividends on common stock declared by PG&E Corporation and the Utility is set forth in the table entitled “Selected Financial Data” and in Note 6 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report, which information is incorporated by reference and included in Exhibit 13 to this report.  The discussion of dividends with respect to PG&E Corporation's and the Utility’s common stock is set forth under the section of MD&A entitled “Liquidity and Financial Resources — Dividends” and Note 6 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report, which information is incorporated by reference and included in Exhibit 13 to this report.

Sales of Unregistered Equity Securities

During the quarter ended December 31, 2009, PG&E Corporation made equity contributions totaling $30 million to the Utility in order to maintain the 52% common equity target authorized by the CPUC and to ensure that the Utility has adequate capital to fund its capital expenditures.

The Utility did not make any sales of unregistered equity securities during 2009.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding.  During the fourth quarter of 2009, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

Item 6. Selected Financial Data

A summary of selected financial information, for each of PG&E Corporation and the Utility for each of the last five fiscal years, is set forth under the heading “Selected Financial Data” in the 2009 Annual Report, which information is incorporated by reference and included in Exhibit 13 to this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

A discussion of PG&E Corporation's and the Utility’s consolidated financial condition and results of operations is set forth under the heading “Management's Discussion and Analysis of Financial Condition and

Results of Operations” in the 2009 Annual Report, which discussion is incorporated by reference and included in Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A appears in the 2009 Annual Report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities,” and under Notes 10 and 11 of the Notes to the Consolidated Financial Statements of the 2009 Annual Report, which information is incorporated by reference and included in Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data

Information responding to Item 8 appears in the 2009 Annual Report under the following headings for PG&E Corporation: “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Equity;” under the following headings for Pacific Gas and Electric Company: “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Shareholders' Equity;” and under the following headings for PG&E Corporation and Pacific Gas and Electric Company jointly: “Notes to the Consolidated Financial Statements,” “Quarterly Consolidated Financial Data (Unaudited),” and “Reports of Independent Registered Public Accounting Firm,” which information is incorporated by reference and included in Exhibit 13 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on an evaluation of PG&E Corporation's and the Utility's disclosure controls and procedures as of December 31, 2009, PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 (“1934 Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  In addition, PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the 1934 Act is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation's and the Utility's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation's or the Utility's internal control over financial reporting.

Management of PG&E Corporation and the Utility have prepared an annual report on internal control over financial reporting.  Management's report, together with the report of the independent registered public accounting firm, appears in the 2009 Annual Report under the heading “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” which information is incorporated by reference and included in Exhibit 13 to this report.

Item 9B. Other Information

Election of New Director

On February 17, 2010, the Board of Directors of the Utility elected Christopher P. Johns, who is currently the President of the Utility, as a director of the Utility, effective February 17, 2010.  The Utility’s Board of Directors also appointed Mr. Johns as a member of the Board’s Executive Committee, effective February 17, 2010.

To accommodate the election of Mr. Johns, the Board of Directors of the Utility amended the Utility’s Bylaws to increase the authorized number of directors from 11 to 12, effective February 17, 2010.  Under the Utility’s Bylaws, the authorized number of directors may not be less than 9 nor more than 17, but within that range the Board of Directors may set the exact number of directors by an amendment to the Bylaws.  The text of the Utility’s Bylaws, as amended, is attached to this report as Exhibit 3.5.

Under the Utility’s Corporate Governance Guidelines, at least 75% of its Board is required to be composed of independent directors, defined as directors who (1) are neither current nor former officers or employees of, nor consultants to, PG&E Corporation, the Utility, or its subsidiaries, (2) are neither current nor former officers or employees of any other corporation on whose board of directors any officer of the Utility serves as a member, and (3) otherwise meet the definition of “independence” set forth in the applicable stock exchange rules.  The composition of the Utility’s Board of Directors currently meets the Corporate Governance Guidelines.

There are no arrangements or understandings pursuant to which Mr. Johns was selected as a director of the Utility.  Mr. Johns does not have any relationship or related transaction with PG&E Corporation or the Utility that would require disclosure pursuant to Item 404(a) of Securities and Exchange Commission Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers of PG&E Corporation and the Utility is included above in a separate item captioned “Executive Officers of the Registrants” at the end of Part I of this report.  Other information regarding directors is included under the heading “Nominees for Director of PG&E Corporation and Pacific Gas and Electric Company” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.  Information regarding compliance with Section 16 of the Exchange Act is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

Website Availability of Code of Ethics, Corporate Governance and Other Documents

The following documents are available both on PG&E Corporation's website www.pgecorp.com, and the Utility’s website, www.pge.com: (1) the codes of conduct and ethics adopted by PG&E Corporation and the Utility applicable to their respective directors and employees, including their respective Chief Executive Officers, Chief Financial Officers, Controllers and other executive officers, (2) PG&E Corporation's and the Utility's corporate governance guidelines, and (3) key Board Committee charters, including charters for the companies' Audit Committees and the PG&E Corporation Nominating and Governance Committee and Compensation Committee.

If any amendments are made to, or any waivers are granted with respect to, provisions of the codes of conduct and ethics adopted by PG&E Corporation and the Utility that apply to their respective Chief Executive Officers, Chief Financial Officers, or Controllers, the company whose code is so affected will disclose the nature of such amendment or waiver on its respective website and any waivers to the code will be disclosed in a Current Report on Form 8-K filed within four business days of the waiver.

Procedures for Shareholder Recommendations of Nominees to the Boards of Directors

During 2009 there were no material changes to the procedures described in PG&E Corporation’s and the Utility’s Joint  Proxy Statement relating to the 2009 Annual Meetings of Shareholders by which security holders may recommend nominees to PG&E Corporation’s or Pacific Gas and Electric Company’s Boards of Directors.

Audit Committees and Audit Committee Financial Expert

Information regarding the Audit Committees of PG&E Corporation and the Utility and the “audit committee financial expert” as defined by the SEC is included under the heading “Corporate Governance  Board Committees  Audit Committees” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

Item 11. Executive Compensation

Information responding to Item 11, for each of PG&E Corporation and the Utility, is included under the headings “Compensation Discussion and Analysis (CD&A),” “Compensation Committee Report,”  “Summary Compensation Table - 2009,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at Fiscal Year End - 2009,” “Option Exercises and Stock Vested During 2009,” “Pension Benefits – 2009,” “Non-Qualified Deferred Compensation,”  “Potential Payments Upon Resignation, Retirement, Termination, Change in Control, Death, or Disability” and “2009 Director Compensation” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of securities for each of PG&E Corporation and the Utility, is included under the heading “Security Ownership of Management” and under the heading “Other Information - Principal Shareholders” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 concerning shares of PG&E Corporation common stock authorized for issuance under PG&E Corporation's existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by shareholders	2,723,349(1)	$23.99	9,703,937(2)
Equity compensation plans not approved by shareholders	—	—	—
Total equity compensation plans	2,723,349(1)	$23.99	9,703,937(2)

(1) Includes 748,620 phantom stock units and restricted stock units. The weighted average exercise price reported in column (b) does not take these awards into account.

 (2)      Represents the total number of shares available for issuance under the PG&E Corporation's Long-Term Incentive Program (“LTIP”) and the PG&E Corporation 2006 Long-Term Incentive Plan (“2006 LTIP”) as of December 31, 2009.  Outstanding stock-based awards granted under the LTIP include stock options, restricted stock, and phantom stock.  The LTIP expired on December 31, 2005.  The 2006 LTIP, which became effective on January 1, 2006, authorizes up to 12 million shares to be issued pursuant to awards granted under the 2006 LTIP.  Outstanding stock-based awards granted under the 2006 LTIP include stock options, restricted stock, restricted stock units, and phantom stock.  For a description of the LTIP and the 2006 LTIP, see Note 13 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13, for each of PG&E Corporation and the Utility , is included under the headings “Related Person Transactions,” “Review, Approval, and Ratification of Related Person Transactions” and “Information Regarding the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company  Director Independence” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information responding to Item 14, for each of PG&E Corporation and the Utility, is included under the heading “Information Regarding the Independent Registered Public Accounting Firm for PG&E Corporation and Pacific Gas and Electric Company” in the Joint Proxy Statement relating to the 2010 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.           The following consolidated financial statements, supplemental information and report of independent registered public accounting firm are contained in the 2009 Annual Report and are incorporated by reference in this report:

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Balance Sheets at December 31, 2009 and 2008 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008, and 2007 for PG&E Corporation.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007 for Pacific Gas and Electric Company.

Notes to the Consolidated Financial Statements.

Quarterly Consolidated Financial Data (Unaudited).

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

2.           The following financial statement schedules and report of independent registered public accounting firm are filed as part of this report:

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

I—Condensed Financial Information of Parent as of December 31, 2009 and 2008 and for the Years Ended December 31, 2009, 2008, and 2007.

II—Consolidated Valuation and Qualifying Accounts for each of PG&E Corporation and Pacific Gas and Electric Company for the Years Ended December 31, 2009, 2008, and 2007.

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

3.           Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
2.1
Order of the U.S. Bankruptcy Court for the Northern District of California dated December 22, 2003, Confirming Plan of Reorganization of Pacific Gas and Electric Company, including Plan of Reorganization, dated July 31, 2003 as modified by modifications dated November 6, 2003 and December 19, 2003 (Exhibit B to Confirmation Order and Exhibits B and C to the Plan of Reorganization omitted) (incorporated by reference to Pacific Gas and Electric Company's Registration Statement on Form S-3 No. 333-109994, Exhibit 2.1)

2.2
Order of the U.S. Bankruptcy Court for the Northern District of California dated February 27, 2004 Approving Technical Corrections to Plan of Reorganization of Pacific Gas and Electric Company and Supplementing Confirmation Order to Incorporate such Corrections (incorporated by reference to Pacific Gas and Electric Company's Registration Statement on Form S-3 No. 333-109994, Exhibit 2.2)

3.1
Restated Articles of Incorporation of PG&E Corporation effective as of May 29, 2002 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)

3.3
Bylaws of PG&E Corporation amended as of September 16, 2009 (incorporated by reference to PG&E Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 1-12609), Exhibit 3.1)

3.4
Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of April 12, 2004 (incorporated by reference to Pacific Gas and Electric Company's Form 8-K filed April 12, 2004 (File No. 1-2348), Exhibit 3)

3.5	Bylaws of Pacific Gas and Electric Company amended as of February 17, 2010
4.1
Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004, as supplemented by a First Supplemental Indenture, dated as of March 23, 2004, and a Second Supplemental Indenture, dated as of April 12, 2004, between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12609 and File No. 1-2348), Exhibit 4.1)

4.2
First Supplemental Indenture dated as of March 13, 2007 relating to the Utility’s issuance of $700,000,000 principal amount of 5.80% Senior Notes due March 1, 2037 (incorporated by reference from Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.3
Second Supplemental Indenture dated as of December 4, 2007 relating to the Utility’s issuance of $500,000,000 principal amount of 5.625% Senior Notes due November 30, 2017 (incorporated by reference from Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 14, 2007 (file No. 1-2348), Exhibit 4.1)

4.4
Third Supplemental Indenture dated as of March 3, 2008 relating to the Utility’s issuance of 5.625% Senior Notes due November 30, 2017 and 6.35% Senior Notes due February 15, 2038 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 3, 2008 (File No. 1-2348), Exhibit 4.1)

Exhibit Number	Exhibit Description
4.5
Fourth Supplemental Indenture dated as of October 21, 2008 relating to the Utility’s issuance of $600,000,000 aggregate principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated October 21, 2008 (File No. 1-2348), Exhibit 4.1)

4.6
Fifth Supplemental Indenture dated as of November 18, 2008 relating to the Utility’s issuance of $400,000,000 aggregate principal amount of its 6.25% Senior Notes due December 1, 2013 and $200 million principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated November 18, 2008 (File No. 1-2348), Exhibit 4.1)

4.7
Sixth Supplemental Indenture, dated as of March 6, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 6.25% Senior Notes due March 1, 2039 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 6, 2009 (File No. 1-2348), Exhibit 4.1)

4.8
Seventh Supplemental Indenture dated as of June 11, 2009 relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due June 10, 2010 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated June 11, 2009 (File No. 1-2348), Exhibit 4.1)

4.9
Eighth Supplemental Indenture dated as of November 18, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated November 18, 2009 (File No. 1-2348), Exhibit 4.1)

4.10
Indenture related to PG&E Corporation's 7.5% Convertible Subordinated Notes due June 2007, dated as of June 25, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.1).

4.11
Supplemental Indenture amending PG&E Corporation's 7.5% Convertible Subordinated Notes due 2007 to PG&E Corporation's 9.50% Convertible Subordinated Notes due June 2010, dated as of October 18, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.1)

4.12
Senior Note Indenture related to PG&E Corporation’s 5.75% Senior Notes due April 1, 2014, dated as of March 12, 2009, between PG&E Corporation and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to PG&E Corporation’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-12609), Exhibit 4.1)

4.13
First Supplemental Indenture, dated as of March 12, 2009 relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 5.75% Senior Notes due April 1, 2014 (incorporated by reference to PG&E Corporation’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-12609), Exhibit 4.2)

10.1
Amended and Restated Unsecured Revolving Credit Agreement entered into among Pacific Gas and Electric Company, Citicorp North America, Inc., as administrative agent and a lender, JPMorgan Securities Inc., as syndication agent, Barclays Bank Plc and BNP Paribas, as documentation agents and lenders, Deutsche Bank Securities Inc., as documentation agent, and other lenders, dated February 26, 2007 (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)

Exhibit Number	Exhibit Description
10.2
Amendment and Limited Consent Agreement, dated as of April 27, 2009, by which Lehman Brothers Bank, FSB has been removed as a lender under the Amended and Restated Unsecured Revolving Credit Agreement entered into among Pacific Gas and Electric Company, Citicorp North America, Inc., as administrative agent and a lender, JPMorgan Securities Inc., as syndication agent, Barclays Bank Plc and BNP Paribas, as documentation agents and lenders, Deutsche Bank Securities Inc., as documentation agent, and other lenders, dated February 26, 2007, filed as Exhibit 10.1 above (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)

10.3
Amended and Restated Unsecured Revolving Credit Agreement entered into among PG&E Corporation, BNP Paribas, as administrative agent and a lender, Deutsche Bank Securities Inc., as syndication agent, ABN AMRO Bank, N.V., Bank of America, N.A., and Barclays Bank Plc, as documentation agents and lenders, and other lenders, dated February 26, 2007 (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)

10.4
Amendment and Limited Consent Agreement, dated as of April 27, 2009, by which Lehman Brothers Bank, FSB has been removed as a lender under the Amended and Restated Unsecured Revolving Credit Agreement entered into among PG&E Corporation, BNP Paribas, as administrative agent and a lender, Deutsche Bank Securities Inc., as syndication agent, ABN AMRO Bank, N.V., Bank of America, N.A., and Barclays Bank Plc, as documentation agents and lenders, and other lenders, dated February 26, 2007, filed as Exhibit 10.3 above (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)

10.5
Settlement Agreement among California Public Utilities Commission, Pacific Gas and Electric Company and PG&E Corporation, dated as of December 19, 2003, together with appendices (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 8-K filed December 22, 2003) (File No. 1-12609 and File No. 1-2348), Exhibit 99)

10.6
Transmission Control Agreement among the California Independent System Operator (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.8)

10.7
Operating Agreement, as amended on November 12, 2004, effective as of December 22, 2004, between the State of California Department of Water Resources and Pacific Gas and Electric Company (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.9)

*10.8
PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

*10.9
PG&E Corporation 2005 Supplemental Retirement Savings Plan effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009 and as further amended with respect to investment options effective as of July 13, 2009)

*10.10
Letter regarding Compensation Arrangement between PG&E Corporation and Peter A. Darbee effective July 1, 2003 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12609), Exhibit 10.4)

Exhibit Number	Exhibit Description
*10.11
Restricted Stock Award Agreement between PG&E Corporation and Peter A. Darbee dated January 3, 2007 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12609 and File No. 12348), Exhibit 10.3)

*10.12
Amendment to January 3, 2007 Restricted Stock Agreement between PG&E Corporation and Peter A. Darbee, effective May 9, 2008 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12609), Exhibit 10.1)

*10.13
Amended and Restated Restricted Stock Unit Agreement between Peter A. Darbee and PG&E Corporation (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.11)

*10.14
Restricted Stock Unit Agreement between Peter A. Darbee and PG&E Corporation dated January 2, 2009 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.12)

*10.15
Letter regarding Compensation Arrangement between PG&E Corporation and Rand L. Rosenberg dated October 19, 2005 (incorporated by reference to PG&E Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005) (File No. 1-12609), Exhibit 10.18)

*10.16
Letter regarding Compensation Arrangement between PG&E Corporation and Hyun Park dated October 10, 2006 (incorporated by reference to PG&E Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006) (File No. 1-12609), Exhibit 10.18)

*10.17
Letter regarding Compensation Agreement between Pacific Gas and Electric Company and John S. Keenan dated November 21, 2005 (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.21)

*10.18
Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Barbara Barcon dated March 3, 2008 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609), Exhibit 10.3)

*10.19
PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.24)

*10.20
Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2009 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.26)

*10.21	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2010
*10.22
Amendment to PG&E Corporation Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.27)

*10.23
Amendment to Pacific Gas and Electric Company Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.28)

Exhibit Number	Exhibit Description
*10.24
Supplemental Executive Retirement Plan of PG&E Corporation as amended effective as of January 1, 2009 (amended to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.29)

*10.25
Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.30)

*10.26
Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Annual Report on Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)

*10.27
Amendment to Postretirement Life Insurance Plan of the Pacific Gas and Electric Company dated December 30, 2008 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.32)

*10.28
PG&E Corporation Non-Employee Director Stock Incentive Plan (a component of the PG&E Corporation Long-Term Incentive Program) as amended effective as of July 1, 2004 (reflecting amendments adopted by the PG&E Corporation Board of Directors on June 16, 2004 set forth in resolutions filed as Exhibit 10.3 to PG&E Corporation's and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.27)

*10.29
Resolution of the PG&E Corporation Board of Directors dated September 17, 2008, adopting director compensation arrangement effective January 1, 2009 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609 and File No. 12348), Exhibit 10.36)

*10.30
Resolution of the Pacific Gas and Electric Company Board of Directors dated September 17, 2008, adopting director compensation arrangement effective January 1, 2009 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609 and File No. 12348), Exhibit 10.37)

*10.31	PG&E Corporation 2006 Long-Term Incentive Plan, as amended through December 16, 2009
*10.32
PG&E Corporation Long-Term Incentive Program (including the PG&E Corporation Stock Option Plan and Performance Unit Plan), as amended May 16, 2001, (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)

*10.33
Form of Restricted Stock Agreement for 2005 grants under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 6, 2005 (File No. 12609 and File No. 1-2348), Exhibit 99.3)

*10.34
Form of Restricted Stock Agreement for 2006 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 9, 2006, Exhibit 99.1)

*10.35
Form of Restricted Stock Agreement for 2007 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (reflecting amendments to the PG&E Corporation 2006 Long-Term Incentive Plan made on February 15, 2006) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12609), Exhibit 10.39)

Exhibit Number	Exhibit Description
*10.36
Form of Restricted Stock Agreement for 2008 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609), Exhibit 10.5)

*10.37
Form of Amendment to Restricted Stock Agreements for grants made between January 2005 and March 2008 (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.45)

*10.38
Form of Restricted Stock Unit Agreement for 2009 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12609), Exhibit 10.2)

*10.39
Form of Performance Share Agreement for 2009 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12609), Exhibit 10.3)

*10.40
Form of Non-Qualified Stock Option Agreement under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 6, 2005 (File No. 12609 and File No. 1-2348), Exhibit 99.1)

*10.41
Form of Performance Share Agreement for 2006 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 9, 2006, Exhibit 99.2)

*10.42
Form of Performance Share Agreement for 2007 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (reflecting amendments to the PG&E Corporation 2006 Long-Term Incentive Plan made on February 15, 2006) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12609), Exhibit 10.44)

*10.43
Form of Performance Share Agreement for 2008 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609), Exhibit 10.6)

*10.44
Form of Amended and Restated Performance Share Agreement for 2006 grants (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.51)

*10.45
Form of Amended and Restated Performance Share Agreement for 2007 grants (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.52)

*10.46
Form of Amended and Restated Performance Share Agreement for 2008 grants (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.53)

*10.47
PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective February 17, 2009 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.54)

*10.48
PG&E Corporation Officer Severance Policy, as amended effective as of February 15, 2006 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.48)

Exhibit Number	Exhibit Description
*10.49
PG&E Corporation Officer Severance Policy, as amended effective as of January 1, 2009 (amended to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.56)

*10.50
PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

*10.51
Amendment to PG&E Corporation Golden Parachute Restriction Policy dated December 31, 2008 (amendment to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

*10.52
PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.1)

*10.53
PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998, as updated effective January 1, 2005 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.39)

*10.54	PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective as of February 17, 2009
*10.55
Resolution of the Board of Directors of PG&E Corporation regarding indemnification of officers and directors dated December 18, 1996 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.40)

*10.56
Resolution of the Board of Directors of Pacific Gas and Electric Company regarding indemnification of officers and directors dated July 19, 1995 (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.41)

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company
12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation
13
The following portions of the 2009 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” financial statements of PG&E Corporation entitled “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Equity,” financial statements of Pacific Gas and Electric Company entitled “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Shareholders' Equity,” “Notes to the Consolidated Financial Statements,” “Quarterly Consolidated Financial Data (Unaudited),” “Management's Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm.”

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
24.1	Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K
24.2	Powers of Attorney

Exhibit Number	Exhibit Description
31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*           Management contract or compensatory agreement.
**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
***
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.  These files are being submitted only by PG&E Corporation and not by its subsidiary, Pacific Gas and Electric Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on their behalf by the undersigned, thereunto duly authorized.

	PG&E CORPORATION		PACIFIC GAS AND ELECTRIC COMPANY
	(Registrant) *PETER A. DARBEE		(Registrant) *CHRISTOPHER P. JOHNS
By:	Peter A. Darbee Chairman of the Board, Chief Executive Officer, and President	By:	Christopher P. Johns President
Date:	February 19, 2010	Date:	February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
A. Principal Executive Officers
*PETER A. DARBEE	Chairman of the Board, Chief Executive Officer, and President (PG&E Corporation)	February 19, 2010
Peter A. Darbee

*CHRISTOPHER P. JOHNS	President (Pacific Gas and Electric Company)	February 19, 2010
Christopher P. Johns

B. Principal Financial Officers

*KENT M. HARVEY	Senior Vice President, Chief Financial Officer, and Treasurer (PG&E Corporation)	February 19, 2010
Kent M. Harvey

*BARBARA L. BARCON	Vice President, Finance and Chief Financial Officer (Pacific Gas and Electric Company)	February 19, 2010
Barbara L. Barcon

C. Principal Accounting Officer
*STEPHEN J. CAIRNS	Vice President and Controller (PG&E Corporation and Pacific Gas and Electric Company)	February 19, 2010
Stephen J. Cairns

D. Directors
*DAVID R. ANDREWS	Director	February 19, 2010
David R. Andrews

*LEWIS CHEW	Director	February 19, 2010
Lewis Chew

*C. LEE COX	Director	February 19, 2010
C. Lee Cox

*PETER A. DARBEE	Director	February 19, 2010
Peter A. Darbee

*MARYELLEN C. HERRINGER	Director	February 19, 2010
Maryellen C. Herringer

*CHRISTOPHER P. JOHNS	Director (Pacific Gas and Electric Company only)	February 19, 2010
Christopher P. Johns

*ROGER H. KIMMEL	Director	February 19. 2010
Roger H. Kimmel

*RICHARD A. MESERVE	Director	February 19. 2010
Richard A. Meserve

*FORREST E. MILLER	Director	February 19, 2010
Forrest E. Miller

*ROSENDO G. PARRA	Director	February 19, 2010
Rosendo G. Parra

*BARBARA L. RAMBO	Director	February 19, 2010
Barbara L. Rambo

*BARRY LAWSON WILLIAMS	Director	February 19, 2010
Barry Lawson Williams

*By:	HYUN PARK.
HYUN PARK, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PG&E Corporation and Pacific Gas and Electric Company
San Francisco, California

We have audited the consolidated financial statements of PG&E Corporation and subsidiaries (the “Company”) and Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s and the Utility’s internal control over financial reporting as of December 31, 2009, and have issued our report thereon dated February 19, 2010; such consolidated financial statements and our report are included in your 2009 Annual Report to Shareholders of the Company and the Utility and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company and Utility listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company’s and the Utility’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

February 19, 2010
San Francisco, CA

PG&E CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT — (Continued)
CONDENSED STATEMENTS OF INCOME
 (in millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Administrative service revenue	$59	$119	$102
Equity in earnings of subsidiaries	1,231	1,182	1,006
Operating expenses	(61)	(105)	(112)
Interest income	1	4	15
Interest expense	(43)	(30)	(31)
Other income (expense)	11	(46)	(6)
Income before income taxes	1,198	1,124	974
Income tax benefit	22	60	32
Income from continuing operations	1,220	1,184	1,006
Gain on disposal of National Energy & Gas Transmission, Inc. (“NEGT”)	-	154	-
Income Available for Common Shareholders	$1,220	$1,338	$1,006
Weighted average common shares outstanding, basic	368	357	351
Weighted average common shares outstanding, diluted	386	358	353
Earnings per common share, basic	$3.25	$3.64	$2.79
Earnings per common share, diluted	$3.20	$3.63	$2.78

PG&E Corporation currently has outstanding $247 million principal amount of convertible subordinated 9.50% notes due 2010 (“Convertible Notes”) that are entitled to receive (non-cumulative) dividend payments without exercising the conversion option. These Convertible Notes, which were issued in June 2002, are entitled to receive pass-through dividends and meet the criteria of a participating security in the calculation of earnings per share (“EPS”) using the "two-class" method for basic EPS.

In calculating diluted EPS, PG&E Corporation applies the if-converted method to reflect the dilutive effect of the Convertible Notes to the extent that the impact is dilutive when compared to basic EPS.  In addition, PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS.

Accordingly, the basic and diluted earnings per share calculations for 2008 and 2007 reflect the allocation of earnings between PG&E Corporation common stock and the participating security.

PG&E CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS
(in millions)

	Balance at December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$193	$167
Advances to affiliates	20	28
Deferred income taxes	3	-
Income taxes receivable	9	148
Other current assets	5	14
Total current assets	230	357
Equipment	14	17
Accumulated depreciation	(13)	(15)
Net equipment	1	2
Investments in subsidiaries	10,935	9,539
Other investments	84	68
Deferred income taxes	32	51
Other	4	4
Total Assets	$11,286	$10,021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable—related parties	$32	$34
Accounts payable—other	2	18
Long-term debt – classified as current	247	-
Income taxes payable	12	-
Other	199	189
Total current liabilities	492	241
Noncurrent Liabilities:
Long-term debt	348	280
Income taxes payable	14	23
Other	99	100
Total noncurrent liabilities	461	403
Common Shareholders' Equity
Common stock	6,280	5,984
Common stock held by subsidiary	-	-
Reinvested earnings	4,213	3,614
Accumulated other comprehensive income	(160)	(221)
Total common shareholders' equity	10,333	9,377
Total Liabilities and Shareholders' Equity	$11,286	$10,021

PG&E CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT – (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,220	$1,338	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	27	34
Equity in earnings of subsidiaries	(1,231)	(1,180)	(1,006)
Noncurrent income taxes receivable/payable	(9)	(108)	4
Current income taxes receivable/payable	148	46	-
Other	(13)	(150)	(14)
Net cash provided by (used in) operating activities	135	(27)	24
Cash Flows From Investing Activities:
Investment in subsidiaries	(721)	(275)	(405)
Dividends received from subsidiaries	624	596	509
Other	10	(12)	(1)
Net cash (used in) provided by investing activities	(87)	309	103
Cash Flows From Financing Activities(1):
Proceeds from issuance of long-term debt, net of discount and issuance costs of $2 million in 2009	348	-	-
Common stock issued	219	225	175
Common stock dividends paid	(590)	(546)	(496)
Other	1	2	12
Net cash used in financing activities	(22)	(319)	(309)
Net change in cash and cash equivalents	26	(37)	(182)
Cash and cash equivalents at January 1	167	204	386
Cash and cash equivalents at December 31	$193	$167	$204

(1) On January 15, 2009, PG&E Corporation paid a quarterly common stock dividend of $0.39 per share.  On April 15, July 15, and October 15, 2009, PG&E Corporation paid quarterly common stock dividends of $0.42 per share.

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

Pacific Gas and Electric Company

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008, and 2007

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Period
(in millions)
Valuation and qualifying accounts deducted from assets:
2009:
Allowance for uncollectible accounts(1)	$76	$68	$-	$76	$68
2008:
Allowance for uncollectible accounts(1)	$58	$68	$11	$61	$76
2007:
Allowance for uncollectible accounts(1)	$50	$20	$-	$12	$58

(1) Allowance for uncollectible accounts is deducted from “Accounts receivable Customers, net.”
(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.

PG&E Corporation

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008, and 2007

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(3)	Balance at End of Period
(in millions)
Valuation and qualifying accounts deducted from assets:
2009:
Allowance for uncollectible accounts(1)(2)	$76	$68	$-	$76	$68
2008:
Allowance for uncollectible accounts(1)(2)	$58	$68	$11	$61	$76
2007:
Allowance for uncollectible accounts(1)(2)	$50	$20	$-	$12	$58

(1) Allowance for uncollectible accounts is deducted from “Accounts receivable Customers, net.”
(2) Allowance for uncollectible accounts does not include NEGT.
(3) Deductions consist principally of write-offs, net of collections of receivables previously written off.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Order of the U.S. Bankruptcy Court for the Northern District of California dated December 22, 2003, Confirming Plan of Reorganization of Pacific Gas and Electric Company, including Plan of Reorganization, dated July 31, 2003 as modified by modifications dated November 6, 2003 and December 19, 2003 (Exhibit B to Confirmation Order and Exhibits B and C to the Plan of Reorganization omitted) (incorporated by reference to Pacific Gas and Electric Company's Registration Statement on Form S-3 No. 333-109994, Exhibit 2.1)

2.2
Order of the U.S. Bankruptcy Court for the Northern District of California dated February 27, 2004 Approving Technical Corrections to Plan of Reorganization of Pacific Gas and Electric Company and Supplementing Confirmation Order to Incorporate such Corrections (incorporated by reference to Pacific Gas and Electric Company's Registration Statement on Form S-3 No. 333-109994, Exhibit 2.2)

3.1
Restated Articles of Incorporation of PG&E Corporation effective as of May 29, 2002 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)

3.3
Bylaws of PG&E Corporation amended as of September 16, 2009 (incorporated by reference to PG&E Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 (File No. 1-12609), Exhibit 3.1)

3.4
Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of April 12, 2004 (incorporated by reference to Pacific Gas and Electric Company's Form 8-K filed April 12, 2004 (File No. 1-2348), Exhibit 3)

3.5	Bylaws of Pacific Gas and Electric Company amended as of February 17, 2010
4.1
Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004, as supplemented by a First Supplemental Indenture, dated as of March 23, 2004, and a Second Supplemental Indenture, dated as of April 12, 2004, between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12609 and File No. 1-2348), Exhibit 4.1)

4.2
First Supplemental Indenture dated as of March 13, 2007 relating to the Utility’s issuance of $700,000,000 principal amount of 5.80% Senior Notes due March 1, 2037 (incorporated by reference from Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.3
Second Supplemental Indenture dated as of December 4, 2007 relating to the Utility’s issuance of $500,000,000 principal amount of 5.625% Senior Notes due November 30, 2017 (incorporated by reference from Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 14, 2007 (file No. 1-2348), Exhibit 4.1)

4.4
Third Supplemental Indenture dated as of March 3, 2008 relating to the Utility’s issuance of 5.625% Senior Notes due November 30, 2017 and 6.35% Senior Notes due February 15, 2038 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 3, 2008 (File No. 1-2348), Exhibit 4.1)

4.5
Fourth Supplemental Indenture dated as of October 21, 2008 relating to the Utility’s issuance of $600,000,000 aggregate principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated October 21, 2008 (File No. 1-2348), Exhibit 4.1)

4.6
Fifth Supplemental Indenture dated as of November 18, 2008 relating to the Utility’s issuance of $400,000,000 aggregate principal amount of its 6.25% Senior Notes due December 1, 2013 and $200 million principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated November 18, 2008 (File No. 1-2348), Exhibit 4.1)

4.7
Sixth Supplemental Indenture, dated as of March 6, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 6.25% Senior Notes due March 1, 2039 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated March 6, 2009 (File No. 1-2348), Exhibit 4.1)

4.8
Seventh Supplemental Indenture dated as of June 11, 2009 relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due June 10, 2010 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated June 11, 2009 (File No. 1-2348), Exhibit 4.1)

4.9
Eighth Supplemental Indenture dated as of November 18, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated November 18, 2009 (File No. 1-2348), Exhibit 4.1)

4.10
Indenture related to PG&E Corporation's 7.5% Convertible Subordinated Notes due June 2007, dated as of June 25, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Form 8-K filed June 26, 2002 (File No. 1-12609), Exhibit 99.1).

4.11
Supplemental Indenture amending PG&E Corporation's 7.5% Convertible Subordinated Notes due 2007 to PG&E Corporation's 9.50% Convertible Subordinated Notes due June 2010, dated as of October 18, 2002, between PG&E Corporation and U.S. Bank, N.A., as Trustee (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12609), Exhibit 4.1)

4.12
Senior Note Indenture related to PG&E Corporation’s 5.75% Senior Notes due April 1, 2014, dated as of March 12, 2009, between PG&E Corporation and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to PG&E Corporation’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-12609), Exhibit 4.1)

4.13
First Supplemental Indenture, dated as of March 12, 2009 relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 5.75% Senior Notes due April 1, 2014 (incorporated by reference to PG&E Corporation’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-12609), Exhibit 4.2)

10.1
Amended and Restated Unsecured Revolving Credit Agreement entered into among Pacific Gas and Electric Company, Citicorp North America, Inc., as administrative agent and a lender, JPMorgan Securities Inc., as syndication agent, Barclays Bank Plc and BNP Paribas, as documentation agents and lenders, Deutsche Bank Securities Inc., as documentation agent, and other lenders, dated February 26, 2007 (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)

10.2
Amendment and Limited Consent Agreement, dated as of April 27, 2009, by which Lehman Brothers Bank, FSB has been removed as a lender under the Amended and Restated Unsecured Revolving Credit Agreement entered into among Pacific Gas and Electric Company, Citicorp North America, Inc., as administrative agent and a lender, JPMorgan Securities Inc., as syndication agent, Barclays Bank Plc and BNP Paribas, as documentation agents and lenders, Deutsche Bank Securities Inc., as documentation agent, and other lenders, dated February 26, 2007, filed as Exhibit 10.1 above (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12609 and File No. 1-2348), Exhibit 10.2)

10.3
Amended and Restated Unsecured Revolving Credit Agreement entered into among PG&E Corporation, BNP Paribas, as administrative agent and a lender, Deutsche Bank Securities Inc., as syndication agent, ABN AMRO Bank, N.V., Bank of America, N.A., and Barclays Bank Plc, as documentation agents and lenders, and other lenders, dated February 26, 2007 (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)

10.4
Amendment and Limited Consent Agreement, dated as of April 27, 2009, by which Lehman Brothers Bank, FSB has been removed as a lender under the Amended and Restated Unsecured Revolving Credit Agreement entered into among PG&E Corporation, BNP Paribas, as administrative agent and a lender, Deutsche Bank Securities Inc., as syndication agent, ABN AMRO Bank, N.V., Bank of America, N.A., and Barclays Bank Plc, as documentation agents and lenders, and other lenders, dated February 26, 2007, filed as Exhibit 10.3 above (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12609 and File No. 1-2348), Exhibit 10.1)

10.5
Settlement Agreement among California Public Utilities Commission, Pacific Gas and Electric Company and PG&E Corporation, dated as of December 19, 2003, together with appendices (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 8-K filed December 22, 2003) (File No. 1-12609 and File No. 1-2348), Exhibit 99)

10.6
Transmission Control Agreement among the California Independent System Operator (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.8)

10.7
Operating Agreement, as amended on November 12, 2004, effective as of December 22, 2004, between the State of California Department of Water Resources and Pacific Gas and Electric Company (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.9)

*10.8
PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

*10.9
PG&E Corporation 2005 Supplemental Retirement Savings Plan effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009 and as further amended with respect to investment options effective as of July 13, 2009)

*10.10
Letter regarding Compensation Arrangement between PG&E Corporation and Peter A. Darbee effective July 1, 2003 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12609), Exhibit 10.4)

*10.11
Restricted Stock Award Agreement between PG&E Corporation and Peter A. Darbee dated January 3, 2007 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12609 and File No. 12348), Exhibit 10.3)

*10.12
Amendment to January 3, 2007 Restricted Stock Agreement between PG&E Corporation and Peter A. Darbee, effective May 9, 2008 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12609), Exhibit 10.1)

*10.13
Amended and Restated Restricted Stock Unit Agreement between Peter A. Darbee and PG&E Corporation (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.11)

*10.14
Restricted Stock Unit Agreement between Peter A. Darbee and PG&E Corporation dated January 2, 2009 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.12)

*10.15
Letter regarding Compensation Arrangement between PG&E Corporation and Rand L. Rosenberg dated October 19, 2005 (incorporated by reference to PG&E Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005) (File No. 1-12609), Exhibit 10.18)

*10.16
Letter regarding Compensation Arrangement between PG&E Corporation and Hyun Park dated October 10, 2006 (incorporated by reference to PG&E Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006) (File No. 1-12609), Exhibit 10.18)

*10.17
Letter regarding Compensation Agreement between Pacific Gas and Electric Company and John S. Keenan dated November 21, 2005 (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.21)

*10.18
Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Barbara Barcon dated March 3, 2008 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609), Exhibit 10.3)

*10.19
PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.24)

*10.20
Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2009 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.26)

*10.21	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2010
*10.22
Amendment to PG&E Corporation Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.27)

*10.23
Amendment to Pacific Gas and Electric Company Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.28)

*10.24
Supplemental Executive Retirement Plan of PG&E Corporation as amended effective as of January 1, 2009 (amended to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.29)

*10.25
Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.30)

*10.26
Postretirement Life Insurance Plan of the Pacific Gas and Electric Company (incorporated by reference to Pacific Gas and Electric Company's Annual Report on Form 10-K for fiscal year 1991 (File No. 1-2348), Exhibit 10.16)

*10.27
Amendment to Postretirement Life Insurance Plan of the Pacific Gas and Electric Company dated December 30, 2008 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.32)

*10.28
PG&E Corporation Non-Employee Director Stock Incentive Plan (a component of the PG&E Corporation Long-Term Incentive Program) as amended effective as of July 1, 2004 (reflecting amendments adopted by the PG&E Corporation Board of Directors on June 16, 2004 set forth in resolutions filed as Exhibit 10.3 to PG&E Corporation's and Pacific Gas and Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.27)

*10.29
Resolution of the PG&E Corporation Board of Directors dated September 17, 2008, adopting director compensation arrangement effective January 1, 2009 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609 and File No. 12348), Exhibit 10.36)

*10.30
Resolution of the Pacific Gas and Electric Company Board of Directors dated September 17, 2008, adopting director compensation arrangement effective January 1, 2009 (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609 and File No. 12348), Exhibit 10.37)

*10.31	PG&E Corporation 2006 Long-Term Incentive Plan, as amended through December 16, 2009
*10.32
PG&E Corporation Long-Term Incentive Program (including the PG&E Corporation Stock Option Plan and Performance Unit Plan), as amended May 16, 2001, (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)

*10.33
Form of Restricted Stock Agreement for 2005 grants under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 6, 2005 (File No. 12609 and File No. 1-2348), Exhibit 99.3)

*10.34
Form of Restricted Stock Agreement for 2006 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 9, 2006, Exhibit 99.1)

*10.35
Form of Restricted Stock Agreement for 2007 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (reflecting amendments to the PG&E Corporation 2006 Long-Term Incentive Plan made on February 15, 2006) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12609), Exhibit 10.39)

*10.36
Form of Restricted Stock Agreement for 2008 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609), Exhibit 10.5)

*10.37
Form of Amendment to Restricted Stock Agreements for grants made between January 2005 and March 2008 (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.45)

*10.38
Form of Restricted Stock Unit Agreement for 2009 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12609), Exhibit 10.2)

*10.39
Form of Performance Share Agreement for 2009 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12609), Exhibit 10.3)

*10.40
Form of Non-Qualified Stock Option Agreement under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 6, 2005 (File No. 12609 and File No. 1-2348), Exhibit 99.1)

*10.41
Form of Performance Share Agreement for 2006 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Current Report on Form 8-K filed January 9, 2006, Exhibit 99.2)

*10.42
Form of Performance Share Agreement for 2007 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (reflecting amendments to the PG&E Corporation 2006 Long-Term Incentive Plan made on February 15, 2006) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12609), Exhibit 10.44)

*10.43
Form of Performance Share Agreement for 2008 grants under the PG&E Corporation 2006 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12609), Exhibit 10.6)

*10.44
Form of Amended and Restated Performance Share Agreement for 2006 grants (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.51)

*10.45
Form of Amended and Restated Performance Share Agreement for 2007 grants (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.52)

*10.46
Form of Amended and Restated Performance Share Agreement for 2008 grants (amendments to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.53)

*10.47
PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective February 17, 2009 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.54)

*10.48
PG&E Corporation Officer Severance Policy, as amended effective as of February 15, 2006 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.48)

*10.49
PG&E Corporation Officer Severance Policy, as amended effective as of January 1, 2009 (amended to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.56)

*10.50
PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

*10.51
Amendment to PG&E Corporation Golden Parachute Restriction Policy dated December 31, 2008 (amendment to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

*10.52
PG&E Corporation Director Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.1)

*10.53
PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998, as updated effective January 1, 2005 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.39)

*10.54	PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective as of February 17, 2009
*10.55
Resolution of the Board of Directors of PG&E Corporation regarding indemnification of officers and directors dated December 18, 1996 (incorporated by reference to PG&E Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.40)

*10.56
Resolution of the Board of Directors of Pacific Gas and Electric Company regarding indemnification of officers and directors dated July 19, 1995 (incorporated by reference to Pacific Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.41)

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company
12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation
13
The following portions of the 2009 Annual Report to Shareholders of PG&E Corporation and Pacific Gas and Electric Company are included: “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” financial statements of PG&E Corporation entitled “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Equity,” financial statements of Pacific Gas and Electric Company entitled “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Shareholders' Equity,” “Notes to the Consolidated Financial Statements,” “Quarterly Consolidated Financial Data (Unaudited),” “Management's Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm.”

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
24.1	Resolutions of the Boards of Directors of PG&E Corporation and Pacific Gas and Electric Company authorizing the execution of the Form 10-K
24.2	Powers of Attorney
31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*           Management contract or compensatory agreement.
**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
***
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.  These files are being submitted only by PG&E Corporation and not by its subsidiary, Pacific Gas and Electric Company.