Form 10-Q
period 2010-09-30
PG&E CORP
filed 2010-11-04
CIK 1004980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PG&E Corporation:	[X] Large accelerated filer	[ ] Accelerated Filer
	[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer	[ ] Accelerated Filer
	[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PG&E Corporation:	[ ] Yes [X] No
Pacific Gas and Electric Company:	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 25, 2010:

PG&E Corporation	392,065,793
Pacific Gas and Electric Company	264,374,809

PG&E CORPORATION AND

PACIFIC GAS AND ELECTRIC COMPANY,

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Operating Revenues
Electric	$ 2,857	$ 2,630	$ 7,882	$ 7,610
Natural gas	656	605	2,338	2,250

Total operating revenues	3,513	3,235	10,220	9,860

Operating Expenses
Cost of electricity	1,102	997	2,885	2,763
Cost of natural gas	182	134	924	879
Operating and maintenance	1,225	1,047	3,175	3,144
Depreciation, amortization, and decommissioning	501	450	1,420	1,298

Total operating expenses	3,010	2,628	8,404	8,084

Operating Income	503	607	1,816	1,776
Interest income	3	1	7	27
Interest expense	(167)	(174)	(510)	(533)
Other income, net	29	23	25	63

Income Before Income Taxes	368	457	1,338	1,333
Income tax provision	107	136	479	376

Net Income	261	321	859	957
Preferred stock dividend requirement of subsidiary	3	3	10	10

Income Available for Common Shareholders	$ 258	$ 318	$ 849	$ 947

Weighted Average Common Shares Outstanding, Basic	390	370	378	367

Weighted Average Common Shares Outstanding, Diluted	392	388	391	386

Net Earnings Per Common Share, Basic	$ 0.66	$ 0.84	$ 2.22	$ 2.53

Net Earnings Per Common Share, Diluted	$ 0.66	$ 0.83	$ 2.19	$ 2.49

Dividends Declared Per Common Share	$ 0.46	$ 0.42	$ 1.37	$ 1.26

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 347	$ 527
Restricted cash ($38 and $39 related to Energy recovery bonds at September 30, 2010 and December 31, 2009, respectively)	573	633
Accounts receivable:
Customers (net of allowance for doubtful accounts of $76 at September 30, 2010 and $68 at December 31, 2009)	989	859
Accrued unbilled revenue	752	671
Regulatory balancing accounts	1,118	1,109
Other	786	750
Inventories:
Gas stored underground and fuel oil	192	114
Materials and supplies	187	200
Income taxes receivable	-	127
Prepaid expenses and other	807	667

Total current assets	5,751	5,657

Property, Plant, and Equipment
Electric	32,074	30,481
Gas	11,079	10,697
Construction work in progress	2,180	1,888
Other	14	14

Total property, plant, and equipment	45,347	43,080
Accumulated depreciation	(14,672)	(14,188)

Net property, plant, and equipment	30,675	28,892

Other Noncurrent Assets
Regulatory assets ($833 and $1,124 related to Energy recovery bonds at September 30, 2010 and December 31, 2009, respectively)	5,702	5,522
Nuclear decommissioning trusts	1,977	1,899
Income taxes receivable	624	596
Other	524	379

Total other noncurrent assets	8,827	8,396

TOTAL ASSETS	$ 45,253	$ 42,945

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$ 1,076	$ 833
Long-term debt, classified as current	500	342
Energy recovery bonds, classified as current	399	386
Accounts payable:
Trade creditors	943	984
Disputed claims and customer refunds	746	773
Regulatory balancing accounts	371	281
Other	364	349
Interest payable	787	818
Income taxes payable	260	214
Deferred income taxes	150	332
Other	1,588	1,501

Total current liabilities	7,184	6,813

Noncurrent Liabilities
Long-term debt	10,727	10,381
Energy recovery bonds	528	827
Regulatory liabilities	4,446	4,125
Pension and other postretirement benefits	2,064	1,773
Asset retirement obligations	1,610	1,593
Deferred income taxes	5,267	4,732
Other	2,152	2,116

Total noncurrent liabilities	26,794	25,547

Commitments and Contingencies
Equity
Shareholders’ Equity
Preferred stock, no par value, authorized 80,000,000 shares, $100 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, no par value, authorized 800,000,000 shares, 391,530,616 shares outstanding (including 475,914 restricted shares) at September 30, 2010 and 371,272,457 shares outstanding (including 670,552 restricted shares) at December 31, 2009	6,712	6,280
Reinvested earnings	4,535	4,213
Accumulated other comprehensive loss	(224)	(160)

Total shareholders’ equity	11,023	10,333
Noncontrolling Interest – Preferred Stock of Subsidiary	252	252

Total equity	11,275	10,585

TOTAL LIABILITIES AND EQUITY	$ 45,253	$ 42,945

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(in millions)	2010	2009
Cash Flows from Operating Activities
Net income	$ 859	$ 957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,609	1,455
Allowance for equity funds used during construction	(89)	(71)
Deferred income taxes and tax credits, net	328	301
Other changes in noncurrent assets and liabilities	(339)	61
Effect of changes in operating assets and liabilities:
Accounts receivable	(246)	20
Inventories	(65)	78
Accounts payable	17	(159)
Disputed claims and customer refunds	-	(700)
Income taxes receivable/payable	252	658
Regulatory balancing accounts, net	(14)	226
Other current assets	28	27
Other current liabilities	(34)	(50)
Other	14	4

Net cash provided by operating activities	2,320	2,807

Cash Flows from Investing Activities
Capital expenditures	(2,794)	(3,022)
Decrease in restricted cash	61	732
Proceeds from sales and maturities of nuclear decommissioning trust investments	962	1,177
Purchases of nuclear decommissioning trust investments	(1,001)	(1,219)
Other	(25)	14

Net cash used in investing activities	(2,797)	(2,318)

Cash Flows from Financing Activities
Borrowings under revolving credit facilities	490	300
Repayments under revolving credit facilities	-	(300)
Net issuance (repayments) of commercial paper, net of discount of $2 in 2010 and $3 in 2009	251	(290)
Proceeds from issuance of short-term debt, net of issuance costs of $1 in 2009	-	499
Proceeds from issuance of long-term debt, net of discount and issuance costs of $12 in 2010 and $16 in 2009	838	1,193
Short-term debt matured	(500)	-
Long-term debt matured or repurchased	(95)	(909)
Energy recovery bonds matured	(285)	(273)
Common stock issued	141	211
Common stock dividends paid	(492)	(435)
Other	(51)	(4)

Net cash provided by financing activities	297	(8)

Net change in cash and cash equivalents	(180)	481
Cash and cash equivalents at January 1	527	219

Cash and cash equivalents at September 30	$ 347	$ 700

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$ (526)	$ (493)
Income taxes, net	(52)	437
Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$ 180	$ 156
Capital expenditures financed through accounts payable	229	229
Noncash common stock issuances	259	50

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Operating Revenues
Electric	$ 2,857	$ 2,630	$ 7,882	$ 7,610
Natural gas	656	605	2,338	2,250

Total operating revenues	3,513	3,235	10,220	9,860

Operating Expenses
Cost of electricity	1,102	997	2,885	2,763
Cost of natural gas	182	134	924	879
Operating and maintenance	1,224	1,047	3,172	3,143
Depreciation, amortization, and decommissioning	500	450	1,419	1,298

Total operating expenses	3,008	2,628	8,400	8,083

Operating Income	505	607	1,820	1,777
Interest income	3	3	7	29
Interest expense	(161)	(162)	(481)	(501)
Other income, net	25	16	20	52

Income Before Income Taxes	372	464	1,366	1,357
Income tax provision	107	111	498	374

Net Income	265	353	868	983
Preferred stock dividend requirement	3	3	10	10

Income Available for Common Stock	$ 262	$ 350	$ 858	$ 973

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 119	$ 334
Restricted cash ($38 and $39 related to Energy recovery bonds at September 30, 2010 and December 31, 2009, respectively)	573	633
Accounts receivable:
Customers (net of allowance for doubtful accounts of $76 at September 30, 2010 and $68 at December 31, 2009)	989	859
Accrued unbilled revenue	752	671
Regulatory balancing accounts	1,118	1,109
Other	781	751
Inventories:
Gas stored underground and fuel oil	192	114
Materials and supplies	187	200
Income taxes receivable	-	138
Prepaid expenses and other	806	662

Total current assets	5,517	5,471

Property, Plant, and Equipment
Electric	32,074	30,481
Gas	11,079	10,697
Construction work in progress	2,180	1,888

Total property, plant, and equipment	45,333	43,066
Accumulated depreciation	(14,659)	(14,175)

Net property, plant, and equipment	30,674	28,891

Other Noncurrent Assets
Regulatory assets ($833 and $1,124 related to Energy recovery bonds at September 30, 2010 and December 31, 2009, respectively)	5,702	5,522
Nuclear decommissioning trusts	1,977	1,899
Income taxes receivable	673	610
Other	357	316

Total other noncurrent assets	8,709	8,347

TOTAL ASSETS	$ 44,900	$ 42,709

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	September 30, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$ 986	$ 833
Long-term debt, classified as current	500	95
Energy recovery bonds, classified as current	399	386
Accounts payable:
Trade creditors	943	984
Disputed claims and customer refunds	746	773
Regulatory balancing accounts	371	281
Other	376	363
Interest payable	777	813
Income taxes payable	260	223
Deferred income taxes	154	334
Other	1,377	1,307

Total current liabilities	6,889	6,392

Noncurrent Liabilities
Long-term debt	10,378	10,033
Energy recovery bonds	528	827
Regulatory liabilities	4,446	4,125
Pension and other postretirement benefits	2,006	1,717
Asset retirement obligations	1,610	1,593
Deferred income taxes	5,322	4,764
Other	2,105	2,073

Total noncurrent liabilities	26,395	25,132

Commitments and Contingencies
Shareholders’ Equity
Preferred stock without mandatory redemption provisions:
Nonredeemable, 5.00% to 6.00%, 5,784,825 shares outstanding at September 30, 2010 and December 31, 2009	145	145
Redeemable, 4.36% to 5.00%, 4,534,958 shares outstanding at September 30, 2010 and December 31, 2009	113	113
Common stock, $5 par value, authorized 800,000,000 shares, 264,374,809 shares outstanding at September 30, 2010 and December 31, 2009	1,322	1,322
Additional paid-in capital	3,228	3,055
Reinvested earnings	7,025	6,704
Accumulated other comprehensive loss	(217)	(154)

Total shareholders’ equity	11,616	11,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 44,900	$ 42,709

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(in millions)	2010	2009
Cash Flows from Operating Activities
Net income	$ 868	$ 983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,580	1,439
Allowance for equity funds used during construction	(89)	(71)
Deferred income taxes and tax credits, net	332	274
Other changes in noncurrent assets and liabilities	(286)	95
Effect of changes in operating assets and liabilities:
Accounts receivable	(240)	20
Inventories	(65)	78
Accounts payable	15	(151)
Disputed claims and customer refunds	-	(700)
Income taxes receivable/payable	241	534
Regulatory balancing accounts, net	(14)	226
Other current assets	28	26
Other current liabilities	(33)	(62)
Other	14	3

Net cash provided by operating activities	2,351	2,694

Cash Flows from Investing Activities
Capital expenditures	(2,794)	(3,022)
Decrease in restricted cash	61	732
Proceeds from sales and maturities of nuclear decommissioning trust investments	962	1,177
Purchases of nuclear decommissioning trust investments	(1,001)	(1,219)
Other	15	7

Net cash used in investing activities	(2,757)	(2,325)

Cash Flows from Financing Activities
Borrowings under revolving credit facilities	400	300
Repayments under revolving credit facilities	-	(300)
Net issuance (repayments) of commercial paper, net of discount of $2 in 2010 and $3 in 2009	251	(290)
Proceeds from issuance of short-term debt, net of issuance costs of $1 in 2009	-	499
Proceeds from issuance of long-term debt, net of discount and issuance costs of $12 in 2010 and 2009	838	847
Short-term debt matured	(500)	-
Long-term debt matured or repurchased	(95)	(909)
Energy recovery bonds matured	(285)	(273)
Preferred stock dividends paid	(11)	(10)
Common stock dividends paid	(537)	(468)
Equity contribution	170	688
Other	(40)	6

Net cash provided by financing activities	191	90

Net change in cash and cash equivalents	(215)	459
Cash and cash equivalents at January 1	334	52

Cash and cash equivalents at September 30	$ 119	$ 511

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$ (504)	$ (481)
Income taxes, net	(87)	297
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$ 229	$ 229

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

PG&E Corporation is a holding company whose primary purpose is to hold interests in energy-based businesses. PG&E Corporation conducts its business principally through Pacific Gas and Electric Company (“Utility”), a public utility operating in northern and central California. The Utility generates revenues mainly through the sale and delivery of electricity and natural gas to customers. The Utility is regulated by the California Public Utilities Commission (“CPUC”) and the Federal Energy Regulatory Commission (“FERC”). The Utility’s accounts for electric and gas operations are maintained in accordance with the Uniform System of Accounts prescribed by the FERC.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The 2009 presentation of borrowings and payments under the revolving credit facilities has been adjusted in the accompanying Condensed Consolidated Statements of Cash Flows to present borrowings and repayments on a gross basis rather than a net basis to conform with GAAP. The information at December 31, 2009 in both PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets incorporated by reference into their combined 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010. PG&E Corporation’s and the Utility’s combined 2009 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the “2009 Annual Report.” This quarterly report should be read in conjunction with the 2009 Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on a wide range of factors, including future regulatory decisions and economic conditions that are difficult to predict. Some of the more critical estimates and assumptions relate to the Utility’s regulatory assets and liabilities, environmental remediation liabilities, asset retirement obligations (“ARO”), income tax-related assets and liabilities, and pension plan and other postretirement plan obligations. In addition, management has made significant estimates and assumptions about accruals related to the rupture of a natural gas transmission pipeline owned and operated by the Utility in the City of San Bruno, California on September 9, 2010, as well as accruals for various legal matters. (See Note 10 below.) Management believes that its estimates and assumptions reflected in the Condensed Consolidated Financial Statements are appropriate and reasonable. A change in management’s estimates or assumptions could result in an adjustment that would have a material impact on PG&E Corporation’s and the Utility’s financial condition and results of operations during the period in which such change occurred.

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

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Statements of Income for the three and nine-months ended September 30, 2010 and 2009 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost for benefits earned	$ 70	$ 62	$ 8	$ 7
Interest cost	162	158	21	23
Expected return on plan assets	(155)	(144)	(18)	(17)
Amortization of transition obligation	-	-	6	6
Amortization of prior service cost	13	16	7	4
Amortization of unrecognized loss	11	27	1	1

Net periodic benefit cost	101	119	25	24

Less: transfer to regulatory account (1)	(60)	(78)	-	-

Total	$ 41	$ 41	$ 25	$ 24

(1) The Utility recorded $60 million and $78 million for the three month periods ended September 30, 2010 and 2009, respectively, to a regulatory account as the amounts are probable of recovery from customers in future rates.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost for benefits earned	$ 209	$ 194	$ 27	$ 22
Interest cost	484	468	66	66
Expected return on plan assets	(467)	(434)	(55)	(51)
Amortization of transition obligation	-	-	19	19
Amortization of prior service cost	39	39	19	12
Amortization of unrecognized loss	32	76	2	2

Net periodic benefit cost	297	343	78	70

Less: transfer to regulatory account (1)	(175)	(221)	-	-

Total	$ 122	$ 122	$ 78	$ 70

(1) The Utility recorded $175 million and $221 million for the nine month periods ended September 30, 2010 and 2009, respectively, to a regulatory account as the amounts are probable of recovery from customers in future rates.

There was no material difference between PG&E Corporation’s and the Utility’s consolidated net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009.

On February 16, 2010, the Utility amended its defined benefit medical plans for retirees to provide for additional employer contributions towards retiree premiums. The plan amendment was accounted for as a plan modification that required re-measurement of the accumulated benefit obligation, plan assets, and periodic benefit costs. The inputs and assumptions used in re-measurement did not change significantly from December 31, 2009 and did not have a material impact on the funded status of the plans. The re-measurement of the accumulated benefit obligation and plan assets resulted in an increase to pension and other postretirement benefits and a decrease to other comprehensive income of $148 million. The impact to net periodic benefit cost was not material.

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

PG&E Corporation and the Utility are required to consolidate any entities which the companies control. In most cases, control can be determined based on majority ownership or voting interests. However, for certain entities, control is difficult to discern based on equity or voting interests alone. These entities are referred to as VIEs. A VIE is an entity which does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any characteristics of a controlling financial interest. An enterprise has a controlling financial interest if it has the obligation to absorb expected losses or receive expected gains that could potentially be significant to the VIE and the power to direct the activities that are most significant to the VIE’s economic performance. The enterprise that has a controlling financial interest is known as the VIE’s primary beneficiary and is the enterprise that is required to consolidate the VIE.

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

The Utility held a variable interest in several entities that own power plants that generate electricity for sale to the Utility under power purchase agreements. Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility utilizing various technologies such as natural gas, wind, solar photovoltaic, solar thermal, hydroelectric, and other technologies. Under each power purchase agreement, the Utility is obligated to purchase electricity or capacity, or both, from the VIEs. The Utility does not provide any other financial or other support to these VIEs and the Utility’s financial exposure is limited to the amount it pays for delivered electricity and capacity. (See Note 10 below.) The Utility does not have the power to direct the activities of the VIE that are most significant to the VIE’s economic performance. As a result, the Utility does not have a controlling financial interest in any of these VIEs. Therefore, at September 30, 2010, the Utility was not the primary beneficiary of any of these VIEs.

The Utility continues to consolidate PG&E Energy Recovery Funding LLC (“PERF”) at September 30, 2010, as the Utility is the primary beneficiary of PERF. The Utility has a controlling financial interest in PERF as the Utility is exposed to PERF’s losses and returns through the Utility’s equity investment in PERF, and the Utility was involved in the design of PERF, an activity that is significant to PERF’s economic performance. The assets of PERF were $1.0 billion at September 30, 2010, and primarily consisted of assets related to energy recovery bonds, which is included in noncurrent regulatory assets in the Condensed Consolidated Balance Sheets. The liabilities of PERF were $927 million at September 30, 2010, and consisted of energy recovery bonds, which is included in current and noncurrent liabilities in the Condensed Consolidated Balance Sheets. (See Note 4 below.) The assets of PERF are only available to settle the liabilities of PERF.

As of September 30, 2010, PG&E Corporation’s affiliates had entered into four tax equity agreements with privately held companies to fund residential and commercial retail solar energy installations. Under these agreements, PG&E Corporation will provide payments of up to $300 million, and in return, receive the benefits of local rebates, federal investment tax credits, and a share of these entities’ customer payments. As of September 30, 2010, PG&E Corporation had made total payments of $100 million under these tax equity agreements, which was recorded in noncurrent assets – other in the Condensed Consolidated Balance Sheet. PG&E Corporation holds a variable interest in these entities as a result of these tax equity agreements. When determining whether PG&E

Corporation was the primary beneficiary of the VIEs, PG&E Corporation evaluated which party had control over significant economic activities such as designing the entities, vendor selection, construction, customer selection, and remarketing activities at the end of the customer leases, among other activities. As these activities were under the control of these VIEs, PG&E Corporation was not the primary beneficiary at September 30, 2010. PG&E Corporation’s financial exposure for these arrangements is primarily limited to its lease payments and investment contributions to these entities.

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

As a regulated entity, the Utility’s rates are designed to recover the costs of providing service. The Utility capitalizes and records, as a regulatory asset, costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Utility records those expected future costs as regulatory liabilities. In addition, amounts that are probable of being credited or refunded to customers in the future are recorded as regulatory liabilities.

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

Regulatory Assets

Current Regulatory Assets

At September 30, 2010 and December 31, 2009, the Utility had current regulatory assets of $641 million and $427 million, respectively, consisting primarily of the current portion of price risk management regulatory assets. Price risk management regulatory assets represent the deferral of unrealized losses related to price risk management derivative instruments with terms of one year or less. (See Note 7 below for further discussion.) Current regulatory assets are included in prepaid expenses and other in the Condensed Consolidated Balance Sheets.

Long-Term Regulatory Assets

Long-term regulatory assets are composed of the following:

	Balance at
(in millions)	September 30, 2010	December 31, 2009
Pension benefits	$ 1,490	$ 1,386
Deferred income taxes	1,158	1,027
Energy recovery bonds	833	1,124
Utility retained generation	684	737
Price risk management	599	346
Environmental compliance costs	393	408
Unamortized loss, net of gain, on reacquired debt	186	203
Other	359	291

Total long-term regulatory assets	$ 5,702	$ 5,522

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

The regulatory assets for environmental compliance costs represent the portion of estimated environmental remediation costs that the Utility expects to recover in future rates as actual remediation costs are incurred. The Utility expects to recover these costs over the next 32 years. (See Note 10 below.)

The regulatory assets for unamortized loss, net of gain, on reacquired debt represent costs related to debt reacquired or redeemed prior to maturity with associated discount and debt issuance costs. These costs are expected to be recovered over the next 16 years, which is the remaining amortization period of the reacquired debt. The Utility expects to fully recover these costs by 2026.

At September 30, 2010 and December 31, 2009, “other” primarily consisted of regulatory assets relating to ARO expenses for decommissioning of the Utility’s fossil facilities that are probable of future recovery through the ratemaking process; costs that the Utility incurred in terminating a 30-year power purchase agreement, which are being amortized and collected in rates through September 2014; and costs incurred in relation to the Utility’s plan of reorganization under Chapter 11 that became effective in April 2004. Additionally, at September 30, 2010, “other” included removal costs associated with the replacement of old electromechanical meters with SmartMeter™ devices.

In general, the Utility does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Utility earns a return only on its retained generation regulatory assets and regulatory assets for unamortized loss, net of gain, on reacquired debt.

Regulatory Liabilities

Current Regulatory Liabilities

At September 30, 2010 and December 31, 2009, the Utility had current regulatory liabilities of $81 million and $163 million, respectively, primarily consisting of amounts that the Utility expects to refund to customers for over-collected electric transmission rates; amounts that the Utility expects to refund to electric transmission customers for their portion of settlements the Utility entered into with various electricity suppliers to resolve certain remaining Chapter 11 disputed claims; and the current portion of price risk management regulatory liabilities. Price risk management regulatory liabilities represent the deferral of unrealized gains related to price risk management derivative instruments with terms of one year or less. Current regulatory liabilities are included in current liabilities – other in the Condensed Consolidated Balance Sheets.

Long-Term Regulatory Liabilities

Long-term regulatory liabilities are composed of the following:

	Balance at
(in millions)	September 30, 2010	December 31, 2009
Cost of removal obligation	$ 3,182	$ 2,933
Public purpose programs	599	508
Recoveries in excess of ARO	542	488
Other	123	196

Total long-term regulatory liabilities	$ 4,446	$ 4,125

The regulatory liability for the Utility’s cost of removal obligations represents differences between amounts collected in rates for asset removal costs and the asset removal costs recorded in accordance with GAAP.

The regulatory liability for public purpose programs represents amounts received from customers designated for public purpose program costs that are expected to be incurred in the future. The public purpose programs regulatory liabilities primarily consist of revenues collected from customers to pay for costs that the Utility expects to incur in the future under the California Solar Initiative program to promote the use of solar energy in residential homes and commercial, industrial, and agricultural properties, and under the Self-Generation program to promote distributed generation technologies installed on the customer’s side of the Utility meter that provide electricity and gas for all or a portion of that customer’s load.

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

“Other” at September 30, 2010 and December 31, 2009 primarily consisted of regulatory liabilities related to the deferral of unrealized gains related to price risk management derivative instruments with terms in excess of one year, the gain associated with the Utility’s acquisition of the permits and other assets related to the Gateway Generating Station as part of a settlement that the Utility entered into with Mirant Corporation, and insurance recoveries for hazardous substance remediation.

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

Current Regulatory Balancing Accounts, net

	Receivable (Payable)
	Balance at
(in millions)	September 30, 2010	December 31, 2009
Utility generation	$ 223	$ 355
Public purpose programs	158	83
Gas fixed cost	134	93
Distribution revenue adjustment mechanism	107	152
Electric transmission	(19)	114
Energy recovery bonds	(93)	(185)
Other	237	216

Total regulatory balancing accounts, net	$ 747	$ 828

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

The public purpose programs balancing accounts primarily track the recovery of the authorized public purpose program revenue requirements and incentive awards earned by the Utility for implementing customer energy efficiency programs. The public purpose programs primarily consist of the energy efficiency programs; low-income energy efficiency programs; research, development, and demonstration programs; and renewable energy programs.

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

At September 30, 2010 and December 31, 2009, “other” primarily consisted of the California Department of Water Resources (“DWR”) power charge collection balancing account, which ensures amounts collected from customers for DWR-delivered power are remitted to the DWR; balancing accounts that track recovery of the authorized revenue requirements and costs related to the SmartMeterTM advanced metering project; and balancing accounts that track recoverable hazardous substance clean-up costs incurred by the Utility.

NOTE 4: DEBT

PG&E Corporation

Convertible Subordinated Notes

PG&E Corporation issued 16,370,779 shares of common stock upon conversion of the $247 million principal amount of PG&E Corporation’s 9.50% Convertible Subordinated Notes at a conversion price of $15.09 per share between June 23 and June 29, 2010. These notes were no longer outstanding as of September 30, 2010.

Credit Facilities

At September 30, 2010, PG&E Corporation had $90 million of cash borrowings outstanding under its $187 million revolving credit facility which had an average interest rate of 0.59%.

Utility

Senior Notes

On April 1, 2010, the Utility issued $250 million principal amount of 5.8% Senior Notes due March 1, 2037.

On September 15, 2010, the Utility issued $550 million principal amount of 3.5% Senior Notes due October 1, 2020.

On October 12, 2010, the Utility issued $250 million principal amount of Floating Rate Senior Notes due October 11, 2011. The interest rate for the Floating Rate Senior Notes is equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 0.58% and will reset quarterly beginning on January 11, 2011.

Pollution Control Bonds

On April 8, 2010, the California Infrastructure and Economic Development Bank issued $50 million of tax-exempt pollution control bonds Series 2010E due November 1, 2026 and loaned the proceeds to the Utility. The proceeds were used to refund the corresponding related series of pollution control bonds issued in 2005 which were repurchased by the Utility in 2008. The Series 2010E bonds bear interest at 2.25% per year through April 1, 2012 and are subject to mandatory tender on April 2, 2012 at a price of 100% of the principal amount plus accrued interest. Thereafter, this series of bonds may be remarketed in a fixed or variable rate mode. Interest is payable semi-annually in arrears on April 1 and October 1.

On September 20, 2010, the Utility repurchased $50 million principal amount of pollution control bonds Series 2008F and $45 million principal amount of pollution control bonds Series 2008G that were subject to mandatory tender on the same date. The bonds will be remarketed in a fixed or variable rate mode every 30 days until the bonds are reissued. The Utility, as bondholder, will be both the payer and the recipient of principal and interest payments on each remarketing day.

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

Borrowings under the credit agreement (other than swingline loans) will bear interest based, at the Utility’s election, on (1) LIBOR plus an applicable margin or (2) the base rate, which will equal the higher of the (i) administrative agent’s announced base rate, (ii) 0.5% above the federal funds rate, or (iii) the one-month LIBOR plus an applicable margin. Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods. The Utility also will pay a facility fee on the total commitments of the lenders under the credit agreement. The applicable margin for LIBOR loans and the facility fee will be based on the Utility’s senior unsecured, non-credit enhanced debt ratings issued by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable quarterly in arrears.

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

At September 30, 2010, the Utility had $400 million of cash borrowings outstanding under its $1.9 billion revolving credit facility which had an average interest rate of 0.45%, and no cash borrowings outstanding under its $750 million revolving credit facility. The $400 million borrowing was repaid on October 29, 2010.

At September 30, 2010, the Utility had $289 million of letters of credit outstanding under its $1.9 billion revolving credit facility.

The Utility’s revolving credit facilities also provide liquidity support for commercial paper offerings. At September 30, 2010, the Utility had $586 million of commercial paper outstanding at an average yield of 0.54%.

Energy Recovery Bonds

In 2005, PERF, a wholly owned consolidated subsidiary of the Utility, issued two separate series of ERBs in the aggregate amount of $2.7 billion. The proceeds of the ERBs were used by PERF to purchase from the Utility the right, known as “recovery property,” to be paid a specified amount from a dedicated rate component to be collected from the Utility’s electricity customers. The total amount of ERB principal outstanding was $927 million at September 30, 2010.

While PERF is a wholly owned subsidiary of the Utility, it is legally separate from the Utility. The assets of PERF, including the recovery property, are not available to creditors of the Utility or PG&E Corporation, and the recovery property is not legally an asset of the Utility or PG&E Corporation.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the nine months ended September 30, 2010 were as follows:

	PG&E Corporation	Utility
(in millions)	Total Equity	Total Shareholders’ Equity
Balance at December 31, 2009	$ 10,585	$ 11,185
Net income	859	868
Common stock issued	400	-
Share-based compensation expense	28	-
Common stock dividends declared	(527)	(537)
Preferred stock dividend requirement	-	(10)
Preferred stock dividend requirement of subsidiary	(10)	-
Tax benefit from employee stock plans	4	3
Other comprehensive loss	(64)	(63)
Equity contribution	-	170

Balance at September 30, 2010	$ 11,275	$ 11,616

Between June 23 and June 29, 2010, PG&E Corporation issued 16,370,779 shares of common stock upon conversion of the $247 million principal amount of PG&E Corporation’s Convertible Subordinated Notes. In addition, for the nine months ended September 30, 2010, PG&E Corporation issued 3,766,678 shares of common stock upon the exercise of employee stock options and under its 401(k) plan and Dividend Reinvestment and Stock Purchase Plan.

For the nine months ended September 30, 2010, PG&E Corporation contributed equity of $170 million to the Utility in order to maintain the 52% common equity ratio authorized by the CPUC and to ensure that the Utility has adequate capital to fund its capital expenditures.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, adjustments for employee benefit plans, net of tax, are recorded in other comprehensive income.

	PG&E Corporation
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Net income	$ 261	$ 321	$ 859	$ 957
Employee benefit plan adjustment, net of tax (1)	8	7	(64)	21

Comprehensive income	$ 269	$ 328	$ 795	$ 978

(1) These balances are net of income tax expense of $7 million and $5 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the income tax benefit was $42 million and for the nine months ended September 30, 2009, the income tax expense was $14 million.

	Utility
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Net income	$265	$353	$868	$983
Employee benefit plan adjustment, net of tax (1)	9	7	(63)	21

Comprehensive income	$274	$360	$805	$1,004

(1) These balances are net of income tax expense of $7 million and $5 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the income tax benefit was $42 million and for the nine months ended September 30, 2009, the income tax expense was $14 million.

Dividends

PG&E Corporation

During the nine months ended September 30, 2010, PG&E Corporation paid common stock dividends totaling $492 million, net of $12 million that was reinvested in additional shares of common stock by participants in the Dividend Reinvestment and Stock Purchase Plan. On September 15, 2010, the Board of Directors of PG&E Corporation declared dividends of $0.455 per share, totaling $180 million, which were paid on October 15, 2010 to shareholders on record as of September 30, 2010.

Utility

During the nine months ended September 30, 2010, the Utility paid common stock dividends totaling $537 million to PG&E Corporation.

During the nine months ended September 30, 2010, the Utility paid dividends totaling $11 million to holders of its outstanding series of preferred stock. On September 15, 2010, the Board of Directors of the Utility declared dividends totaling $3 million on its outstanding series of preferred stock, payable on November 15, 2010, to shareholders on record as of October 29, 2010.

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

As of September 30, 2010, all of PG&E Corporation’s Convertible Subordinated Notes have been converted into common stock. (See Note 4 above for further discussion.)

The following is a reconciliation of PG&E Corporation’s income available for common shareholders and weighted average shares of common stock outstanding for calculating basic EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Basic
Income available for common shareholders	$258	$318	$849	$947
Less: distributed earnings to common shareholders	179	156	527	465

Undistributed earnings	$79	$162	$322	$482

Allocation of undistributed earnings to common shareholders
Distributed earnings to common shareholders	$179	$156	$527	$465
Undistributed earnings allocated to common shareholders	79	155	313	461

Total common shareholders earnings	$258	$311	$840	$926

Weighted average common shares outstanding, basic	390	370	378	367
Convertible subordinated notes	-	16	11	17

Weighted average common shares outstanding and participating securities	390	386	389	384

Net earnings per common share, basic
Distributed earnings, basic (1)	$0.46	$0.42	$1.39	$1.27
Undistributed earnings, basic	0.20	0.42	0.83	1.26

Total	$0.66	$0.84	$2.22	$2.53

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

The following is a reconciliation of PG&E Corporation’s income available for common shareholders and weighted average shares of common stock outstanding for calculating diluted EPS for three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Diluted
Income available for common shareholders	$258	$318	$849	$947
Add earnings impact of assumed conversion of participating securities:
Interest expense on convertible subordinated notes, net of tax	-	4	8	12
Unrealized loss on embedded derivative, net of tax	-	-	-	2

Income available for common shareholders and assumed conversion	$258	$322	$857	$961

Weighted average common shares outstanding, basic	390	370	378	367
Add incremental shares from assumed conversions:
Convertible subordinated notes	-	16	11	17
Employee share-based compensation	2	2	2	2

Weighted average common shares outstanding, diluted	392	388	391	386

Total earnings per common share, diluted	$0.66	$0.83	$2.19	$2.49

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

Electric Transmission Congestion Revenue Rights

The CAISO controlled electricity transmission grid used by the Utility to transmit power is subject to transmission constraints. As a result, the Utility is subject to financial risk associated with the cost of transmission congestion. The congestion revenue rights (“CRRs”) allow market participants, including load-serving entities, to hedge the financial risk of CAISO-imposed congestion charges in the day-ahead market. The CAISO releases CRRs through an annual and monthly process, each of which includes an allocation phase (in which load-serving entities are allocated CRRs at no cost based on the customer demand or “load” they serve) and an auction phase (in which CRRs are priced at market and available to all market participants). The CRRs held by the Utility are considered derivative instruments.

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

Natural Gas Procurement (Small Commercial and Residential Customers)

The Utility enters into physical natural gas commodity contracts to fulfill the needs of its small commercial and residential, or “core,” customers. (The Utility does not procure natural gas for industrial and large commercial, or “non-core,” customers.) Changes in temperature cause natural gas demand to vary daily, monthly, and seasonally. Consequently, varying volumes of gas may be purchased or sold in the multi-month, monthly, and to a lesser extent, daily spot markets to balance such seasonal supply and demand. The Utility purchases financial instruments such as swaps and options as part of its core winter hedging program in order to manage customer exposure to high gas prices during peak winter months. These financial instruments are considered derivative instruments.

Volume of Derivative Activity

At September 30, 2010, the volume of PG&E Corporation’s and the Utility’s outstanding derivative contracts were as follows:

		Contract Volume (1)
Underlying Product	Instruments	Less Than 1 Year	Greater Than 1 Year But Less Than 3 Years	Greater Than 3 Years But Less Than 5 Years	Greater Than 5 Years (2)
Natural Gas (3) (MMBtus (4))	Forwards, Futures, and Swaps	393,102,663	266,868,040	8,970,000	-
	Options	218,112,080	172,925,000	10,800,000	-
Electricity (Megawatt-hours)	Forwards, Futures, and Swaps	5,242,021	7,664,859	4,060,087	4,974,816
	Options	1,211,030	-	239,028	421,464
	Congestion Revenue Rights	53,171,874	69,986,929	67,512,934	93,842,817
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

At September 30, 2010, PG&E Corporation’s and the Utility’s outstanding derivative balances were as follows:

(in millions)	Gross Derivative Balance (1)	Netting (2)	Cash Collateral (2)	Total Derivative Balances
Commodity Risk (PG&E Corporation and Utility)
Current assets – prepaid expenses and other	$ 19	$ (11)	$ 52	$ 60
Other noncurrent assets – other	59	(42)	64	81
Current liabilities – other	(411)	11	177	(223)
Noncurrent liabilities – other	(641)	42	239	(360)

Total commodity risk	$ (974)	$ -	$ 532	$ (442)

(1) See Note 8 below for a discussion of the valuation techniques used to calculate the fair value of these instruments.
(2) Positions, by counterparty, are netted where the intent and legal right to offset exist in accordance with master netting agreements.

At December 31, 2009, PG&E Corporation’s and the Utility’s outstanding derivative balances were as follows:

(in millions)	Gross Derivative Balance	Netting (1)	Cash Collateral (1)	Total Derivative Balances
Commodity Risk (PG&E Corporation and Utility)
Current assets – prepaid expenses and other	$ 76	$ (12)	$ 77	$ 141
Other noncurrent assets – other	64	(44)	13	33
Current liabilities – other	(231)	12	54	(165)
Noncurrent liabilities – other	(390)	44	44	(302)

Total commodity risk	$ (481)	$ -	$ 188	$ (293)

Other Risk Instruments (2) (PG&E Corporation Only)
Current liabilities – other	$ (13)	$ -	$ -	$ (13)

Total derivatives	$ (494)	$ -	$ 188	$ (306)

(1) Positions, by counterparty, are netted where the intent and legal right to offset exist in accordance with master netting agreements.
(2) This category relates to the dividend participation rights of PG&E Corporation’s Convertible Subordinated Notes, which were fully converted as of September 30, 2010.

Gains and losses recorded on PG&E Corporation’s and the Utility’s derivative instruments were as follows:

	Commodity Risk (PG&E Corporation and Utility)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Unrealized gain/(loss) - regulatory assets and liabilities (1)	$ (222)	$ 192	$ (493)	$ 32
Realized gain/(loss) - cost of electricity (2)	(154)	(133)	(435)	(558)
Realized gain/(loss) - cost of natural gas (2)	(6)	(1)	(50)	(30)

Total commodity risk instruments	$ (382)	$ 58	$ (978)	$ (556)

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

At September 30, 2010, the additional cash collateral the Utility would be required to post if its credit risk-related contingent features were triggered was as follows:

(in millions)
Derivatives in a liability position with credit-risk-related contingencies that are not fully collateralized	$ (652)
Related derivatives in an asset position	1
Collateral posting in the normal course of business related to these derivatives	74

Net position of derivative contracts/additional collateral posting requirements (1)	$ (577)

(1) This calculation excludes the impact of closed but unpaid positions, as their settlement is not impacted by any of the Utility’s credit risk-related contingencies.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below (money market investments and assets held in rabbi trusts are held by PG&E Corporation and not the Utility):

Fair Value Measurements at September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market investments	$ 227	$ -	$ -	$ 227

Nuclear decommissioning trusts
U.S. equity securities (1)	796	6	-	802
Non-U.S. equity securities	328	-	-	328
U.S. government and agency securities	757	48	-	805
Municipal securities	-	107	-	107
Other fixed income securities	-	80	-	80

Total nuclear decommissioning trusts (2)	1,881	241	-	2,122

Price risk management instruments
Electric (3)	83	-	-	83

Total price risk management instruments	83	-	-	83

Rabbi trusts
Equity securities	23	-	-	23
Life insurance contracts	-	65	-	65

Total rabbi trusts	23	65	-	88

Long-term disability trust
U.S. equity securities (1)	7	23	-	30
Corporate debt securities (1)	-	132	-	132

Total long-term disability trust	7	155	-	162

Total assets	$ 2,221	$ 461	$ -	$ 2,682

Liabilities:
Price risk management instruments
Electric (4)	$ -	$ 30	$ 436	$ 466
Gas (5)	-	2	57	59

Total price risk management instruments	-	32	493	525

Total liabilities	$ -	$ 32	$ 493	$ 525

(1)	Level 2 balances include commingled funds, which are comprised primarily of securities traded publicly on exchanges. Price quotes for the assets held by the funds are readily observable and available.
(2)	Excludes deferred taxes on appreciation of investment value.
(3)	Balances include the impact of netting adjustments of $365 million to Level 1. Includes natural gas for electric portfolio.
(4)	Balances include the impact of netting adjustments of $62 million to Level 2 and $52 million to Level 3. Includes natural gas for electric portfolio.
(5)	Balances include the impact of netting adjustments of $53 million to Level 3. Includes natural gas for core customers.

Fair Value Measurements at December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market investments	$ 189	$ -	$ 4	$ 193

Nuclear decommissioning trusts
U.S. equity securities (1)	762	6	-	768
Non-U.S. equity securities	344	-	-	344
U.S. government and agency securities	653	51	-	704
Municipal securities	1	89	-	90
Other fixed income securities	-	108	-	108

Total nuclear decommissioning trusts (2)	1,760	254	-	2,014

Rabbi trusts
Equity securities	21	-	-	21
Life insurance contracts	60	-	-	60

Total rabbi trusts	81	-	-	81

Long-term disability trust
U.S. equity securities (1)	52	23	-	75
Corporate debt securities (1)	-	113	-	113

Total long-term disability trust	52	136	-	188

Total assets	$ 2,082	$ 390	$ 4	$ 2,476

Liabilities:
Dividend participation rights (3)	$ -	$ -	$ 12	$ 12

Price risk management instruments
Electric (4)	2	73	157	232
Gas (5)	1	-	60	61

Total price risk management instruments	3	73	217	293

Other liabilities	-	-	3	3

Total liabilities	$ 3	$ 73	$ 232	$ 308

(1) Level 2 balances include commingled funds, which are comprised primarily of securities traded publicly on exchanges. Price quotes for the assets held by the funds are readily observable and available.

(2) Excludes deferred taxes on appreciation of investment value.

(3) The dividend participation rights were associated with PG&E Corporation’s Convertible Subordinated Notes which were no longer outstanding as of September 30, 2010.

(4) Balances include the impact of netting adjustments of $108 million to Level 1, $48 million to Level 2, and $19 million to Level 3. Includes natural gas for electric portfolio.

(5) Balances include the impact of netting adjustments of $13 million to Level 3. Includes natural gas for core customers.

Trust Assets

The assets held by the nuclear decommissioning trusts, the rabbi trusts related to the non-qualified deferred compensation plans, and the long-term disability trust are comprised primarily of equity securities and debt securities. Equity securities primarily include investments in common stock and commingled funds comprised of equity across multiple industry sectors in the U.S. and other regions of the world. Equity securities are generally valued based on unadjusted prices in active markets for identical transactions or unadjusted prices in active markets for similar transactions. Debt securities are comprised primarily of fixed income securities that include U.S. government and agency securities, municipal securities, and corporate debt securities. A market based valuation approach is generally used to estimate the fair value of debt securities classified as Level 2 instruments in the tables above. Under a market approach, fair values are determined based on evaluated pricing data, such as broker quotes, for similar securities adjusted for observable differences. Significant inputs used in the valuation model generally include benchmark yield curves and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. No trust assets were measured at fair value using significant unobservable inputs (Level 3) at September 30, 2010.

Price Risk Management Instruments

Price risk management instruments include physical and financial derivative contracts, such as futures, forwards, swaps, options, and CRRs that are either exchange-traded or over-the-counter traded. Some futures, forwards, and swaps are valued using observable market prices for the underlying commodity or an identical instrument and are classified as Level 1 or Level 2 instruments. Other instruments are valued using unobservable inputs and are considered Level 3 instruments.

Certain exchange-traded contracts are classified as Level 2 measurements because the contract term extends to a period at which the market is no longer considered active; however, the prices are still observable. This determination is based on an analysis of the relevant characteristics of the market such as trading hours and volumes, frequency of available quotes, and open interest. In addition, a number of over -the -counter contracts are valued using unadjusted exchange prices of similar instruments in active markets. Such instruments are classified as Level 2 measurements as they are not exchange-traded instruments.

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

The Utility enters into power purchase agreements for the purchase of electricity to meet the demand of its customers. (See Note 7 above.) The Utility uses internal models to determine the fair value of these power purchase agreements. These power purchase agreements include contract terms that extend beyond a period for which an active market exists. The Utility utilizes market data for the underlying commodity to the extent that it is available in determining the fair value. For periods where market data is not available, the Utility extrapolates forward prices based on historical data. These power purchase agreements are considered Level 3 instruments as the determination of their fair value includes the use of unobservable forward prices.

Transfers between Levels

PG&E Corporation and the Utility recognize any transfers between levels in the fair value hierarchy as of the end of the reporting period. There were no significant transfers between levels for the nine month period ended September 30, 2010. The following tables present reconciliations for assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3), for the three and nine month periods ended September 30, 2010 and 2009:

	PG&E Corporation Only		PG&E Corporation and the Utility
(in millions)	Money Market	Dividend Participation Rights	Price Risk Management Instruments	Nuclear Decommissioning Trusts Equity Securities (1)	Long- Term Disability Equity Securities	Long-Term Disability Corp. Debt Securities	Other Liabilities	Total
Asset (liability) balance as of June 30, 2010	$ -	$ -	$ (400)	$ -	$ -	$ -	$ (2)	$ (402)

Realized and unrealized gains (losses):
Included in earnings	-	-	-	-	-	-	-	-
Included in regulatory assets and liabilities or balancing accounts	-	-	(93)	-	-	-	2	(91)
Purchases, issuances, and settlements	-	-	-	-	-	-	-	-
Transfers into Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-

Asset (liability) balance as of September 30, 2010	$ -	$ -	$ (493)	$ -	$ -	$ -	$ -	$ (493)

(1) Excludes deferred taxes on appreciation of investment value.
	PG&E Corporation Only		PG&E Corporation and the Utility
(in millions)	Money Market	Dividend Participation Rights	Price Risk Management Instruments	Nuclear Decommissioning Trusts Equity Securities (1)	Long- Term Disability Equity Securities	Long-Term Disability Corp. Debt Securities	Other Liabilities	Total
Asset (liability) balance as of June 30, 2009	$ 5	$ (27)	$ (189)	$ 5	$ 57	$ 24	$ (3)	$ (128)

Realized and unrealized gains (losses):
Included in earnings	-	-	-	-	8	2	-	10
Included in regulatory assets and liabilities or balancing accounts	-	-	32	1	-	-	(1)	32
Purchases, issuances, and settlements	-	7	-	-	(45)	75	-	37
Transfers into Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-

Asset (liability) balance as of September 30, 2009	$ 5	$ (20)	$ (157)	$ 6	$ 20	$ 101	$ (4)	$ (49)

(1) Excludes deferred taxes on appreciation of investment value.

	PG&E Corporation Only		PG&E Corporation and the Utility
(in millions)	Money Market	Dividend Participation Rights	Price Risk Management Instruments	Nuclear Decommissioning Trusts Equity Securities (1)	Long- Term Disability Equity Securities	Long-Term Disability Corp. Debt Securities	Other Liabilities	Total
Asset (liability) balance as of December 31, 2009	$ 4	$ (12)	$ (217)	$ -	$ -	$ -	$ (3)	$ (228)

Realized and unrealized gains (losses):
Included in earnings	-	-	-	-	-	-	-	-
Included in regulatory assets and liabilities or balancing accounts	-	-	(276)	-	-	-	3	(273)
Purchases, issuances, and settlements	(4)	12	-	-	-	-	-	8
Transfers into Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-

Asset (liability) balance as of September 30, 2010	$ -	$ -	$ (493)	$ -	$ -	$ -	$ -	$ (493)

(1) Excludes deferred taxes on appreciation of investment value.
	PG&E Corporation Only		PG&E Corporation and the Utility
(in millions)	Money Market	Dividend Participation Rights	Price Risk Management Instruments	Nuclear Decommissioning Trusts Equity Securities (1)	Long- Term Disability Equity Securities	Long-Term Disability Corp. Debt Securities	Other Liabilities	Total
Asset (liability) balance as of December 31, 2008	$ 12	$ (42)	$ (156)	$ 5	$ 54	$ 24	$ (2)	$ (105)

Realized and unrealized gains (losses):
Included in earnings	-	1	-	-	11	3	-	15
Included in regulatory assets and liabilities or balancing accounts	-	-	(1)	1	-	-	(2)	(2)
Purchases, issuances, and settlements	(7)	21	-	-	(45)	74	-	43
Transfers into Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-

Asset (liability) balance as of September 30, 2009	$ 5	$ (20)	$ (157)	$ 6	$ 20	$ 101	$ (4)	$ (49)

(1) Excludes deferred taxes on appreciation of investment value.

Financial Instruments

The Utility values its long-term debt using quoted market prices that are readily available. The carrying amount and fair value of PG&E Corporation’s and the Utility’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At September 30,		At December 31,
	2010		2009
(in millions)	Carrying Amount	Fair Value (2)	Carrying Amount	Fair Value(2)
Debt (Note 4):
PG&E Corporation (1)	$ 349	$ 394	$ 597	$ 1,096
Utility	9,956	11,226	9,240	9,824
Energy recovery bonds (Note 4)	927	973	1,213	1,269
(1) PG&E Corporation Convertible Subordinated Notes were no longer outstanding as of September 30, 2010.
(2) Fair values are determined using readily available quoted market prices.

Nuclear Decommissioning Trust Investments

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

The following table summarizes unrealized gains and losses related to available-for-sale investments held in the Utility’s nuclear decommissioning trusts:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Estimated (1) Fair Value
(in millions) As of September 30, 2010
U.S. equity securities	$ 359	$ 446	$ (3)	$ 802
Non-U.S. equity securities	178	151	(1)	328
U.S. government and agency securities	710	95	-	805
Municipal securities	104	4	(1)	107
Other fixed income securities	77	3	-	80

Total	$ 1,428	$ 699	$ (5)	$ 2,122

As of December 31, 2009
U.S. equity securities	$ 344	$ 425	$ (1)	$ 768
Non-U.S. equity securities	182	163	(1)	344
U.S. government and agency securities	656	52	(4)	704
Municipal securities	89	1	-	90
Other fixed income securities	108	2	(2)	108

Total	$ 1,379	$ 643	$ (8)	$ 2,014

(1) Excludes taxes on appreciation of investment value.

The following table summarizes the estimated fair value of debt securities classified by the contractual maturity date of the security:

At September 30,
2010
(in millions)
Less than 1 year	$ 64
1–5 years	447
5–10 years	238
More than 10 years	242

Total maturities of debt securities	$ 991

The following table provides a summary of activity for available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in millions)
Proceeds received from sales of securities	$ 277	$ 223	$ 962	$ 1,177
Gross realized gains on sales of securities held as available-for-sale	4	12	26	24
Gross realized losses on sales of securities held as available-for-sale	(2)	(2)	(8)	(52)

In general, investments held in the nuclear decommissioning trusts are exposed to various risks, such as interest rate, credit, and market volatility risks. It is reasonably possible that changes in the market values of investment securities could occur in the near term, and such changes could materially affect the trusts’ fair value.

NOTE 9: RESOLUTION OF REMAINING CHAPTER 11 DISPUTED CLAIMS

Various electricity suppliers filed claims in the Utility’s proceeding under Chapter 11 seeking payment for energy supplied to the Utility’s customers through the wholesale electricity markets operated by the CAISO and the California Power Exchange (“PX”) between May 2000 and June 2001. These claims, which the Utility disputes, are being addressed in various FERC and judicial proceedings in which the State of California, the Utility, and other electricity purchasers are seeking refunds from electricity suppliers, including municipal and governmental entities, for overcharges incurred in the CAISO and the PX wholesale electricity markets between May 2000 and June 2001. At September 30, 2010 and December 31, 2009, the Utility held $512 million and $515 million in escrow, respectively, including interest earned, for payment of the remaining net disputed claims. These amounts are included within restricted cash on the Condensed Consolidated Balance Sheets.

While the FERC and judicial proceedings have been pending, the Utility entered into a number of settlements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers. These settlement agreements provide that the amounts payable by the parties are, in some instances, subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC. The proceeds from these settlements, after deductions for contingencies based on the outcome of the various refund offset and interest issues being considered by the FERC, will continue to be refunded to customers in rates. Additional settlement discussions with other electricity suppliers are ongoing. Any net refunds, claim offsets, or other credits that the Utility receives from energy suppliers through resolution of the remaining disputed claims, either through settlement or the conclusion of the various FERC and judicial proceedings, will also be refunded to customers.

The following table presents the changes in the remaining disputed claims liability and interest accrued from December 31, 2009 to September 30, 2010:

(in millions)
Balance at December 31, 2009	$ 946
Interest accrued	23
Less: supplier settlements	(41)

Balance at September 30, 2010	$ 928

At September 30, 2010, the Utility’s net disputed claims liability was $928 million, consisting of $746 million of remaining disputed claims (classified on the Condensed Consolidated Balance Sheets within accounts payable – disputed claims and customer refunds) and interest accrued at the FERC-ordered rate of $676 million (classified on the Condensed Consolidated Balance Sheets within interest payable) partially offset by accounts receivable from the CAISO and the PX of $494 million (classified on the Condensed Consolidated Balance Sheets within accounts receivable – other).

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

At September 30, 2010, the undiscounted future expected power purchase agreement payments were as follows:

(in millions)
2010	$ 600
2011	2,424
2012	2,483
2013	2,958
2014	3,188
Thereafter	54,375

Total	$ 66,028

Payments made by the Utility under power purchase agreements amounted to $1,791 million and $1,809 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The amounts above do not include payments related to the DWR purchases for the benefit of the Utility’s customers, as the Utility only acts as an agent for the DWR.

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

(in millions)
2010	$ 11
2011	50
2012	50
2013	50
2014	42
Thereafter	162

Total fixed capacity payments	365
Amount representing interest	77

Present value of fixed capacity payments	$ 288

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

At September 30, 2010 and December 31, 2009, PG&E Corporation and the Utility had, respectively, $33 million and $32 million included in current liabilities – other, and $255 million and $282 million included in noncurrent liabilities – other, respectively representing the present value of the fixed capacity payments due under these contracts recorded on PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The corresponding assets at September 30, 2010 and December 31, 2009 of $288 million and $314 million, including amortization of $120 million and $94 million, respectively, are included in property, plant, and equipment on PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets.

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

The Utility also purchases natural gas to fuel its owned-generation facilities. Contract terms typically range in length from one to three years.

At September 30, 2010, the Utility’s undiscounted obligations for natural gas purchases, gas transportation services, and gas storage were as follows:

(in millions)
2010	$ 301
2011	550
2012	84
2013	68
2014	49
Thereafter	115

Total (1)	$ 1,167

(1) Total does not include Ruby Pipeline reservation cost commitment described below.

Payments for natural gas purchases, gas transportation services, and gas storage amounted to $1,183 million and $959 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Ruby Pipeline

On April 5, 2010, the FERC issued an order authorizing El Paso Corporation to construct, operate, and maintain its proposed 675-mile gas transmission pipeline (“Ruby Pipeline”), which would begin at the Opal Hub in Wyoming and terminate at the Malin, Oregon, interconnect, near California’s northern border and have an initial capacity of 1.5 billion cubic feet per day. Construction began in July 2010, and the facilities are scheduled to be in service in the spring of 2011. The Utility has contracted for firm service rights on the Ruby Pipeline of approximately 0.4 billion cubic feet per day beginning in 2011. Under these agreements the Utility will have a cumulative commitment of $1.4 billion over 15 years.

Nuclear Fuel Agreements

The Utility has entered into several purchase agreements for nuclear fuel. These agreements have terms ranging from 1 to 14 years and are intended to ensure long-term fuel supply. The contracts for uranium and for conversion and enrichment services provide for 100% coverage of reactor requirements through 2014, while contracts for fuel fabrication services provide for 100% coverage of reactor requirements through 2011. The Utility relies on a number of international producers of nuclear fuel in order to diversify its sources and provide security of supply. Pricing terms are also diversified, ranging from market-based prices to base prices that are escalated using published indices.

At September 30, 2010, the undiscounted obligations under nuclear fuel agreements were as follows:

(in millions)
2010	$ 15
2011	82
2012	69
2013	107
2014	135
Thereafter	1,215

Total	$ 1,623

Payments for nuclear fuel amounted to $140 million and $67 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

On September 28, 2010, a proposed decision was issued by the assigned CPUC administrative law judge recommending that no additional incentive revenues be awarded to the Utility. Also, on September 28, 2010, an alternate proposed decision was issued by a CPUC commissioner recommending that the Utility be awarded additional incentive revenues of $40 million, an amount equal to the amounts that had been held back from the interim awards.

The CPUC is scheduled to issue a final decision to complete the true-up process by the end of 2010. PG&E Corporation and the Utility are unable to predict the amount, if any, of additional incentive revenues that the Utility will receive for the 2006-2008 program cycle.

Spent Nuclear Fuel Storage Proceedings

As part of the Nuclear Waste Policy Act of 1982, Congress authorized the U.S. Department of Energy (“DOE”) and electric utilities with commercial nuclear power plants to enter into contracts under which the DOE would be required to dispose of the utilities’ spent nuclear fuel and high-level radioactive waste no later than January 31, 1998, in exchange for fees paid by the utilities. In 1983, the DOE entered into a contract with the Utility to dispose of nuclear waste from the Utility’s two nuclear generating units at Diablo Canyon Power Plant (“Diablo Canyon”) and its retired nuclear facility at Humboldt Bay.

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

The Utility incurred at least $188 million between 2005 and 2009 to build on-site storage facilities. On August 3, 2010, the Utility filed two complaints against the DOE in the U.S. Court of Federal Claims seeking to recover all costs incurred to build on-site storage facilities between 2005 and 2009. Amounts recovered from the DOE will be credited to customers.

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

NEIL also provides coverage for damages caused by acts of terrorism at nuclear power plants. If one or more acts of terrorism cause damages covered under any of the nuclear insurance policies issued by NEIL to any NEIL member, the maximum recovery under all those nuclear insurance policies may not exceed NEIL’s policy limit of $3.2 billion within a 12-month period plus any additional amounts recovered by NEIL for these losses from reinsurance. Certain acts of terrorism may be “certified” by the Secretary of the Treasury. For damages caused by certified acts of terrorism, NEIL can obtain compensation from the federal government and will provide up to its full policy limit of $3.2 billion for each insured loss caused by these certified acts of terrorism. The $3.2 billion amount would not be shared as is described above for damages caused by acts of terrorism that have not been certified.

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

PG&E Corporation and the Utility record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. PG&E Corporation and the Utility evaluate the range of reasonably estimated costs and record a liability based on the lower end of the range, unless an amount within the range is a better estimate than any other amount. These accruals, and the estimates of any additional reasonably possible losses, are reviewed quarterly and are adjusted to reflect the impacts of negotiations, discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In assessing such contingencies, PG&E Corporation’s and the Utility’s policy is to exclude anticipated legal costs.

Explosion and Fires in San Bruno, California

On September 9, 2010, an underground 30-inch natural gas transmission pipeline (line 132) owned and operated by the Utility ruptured in a residential area located in the City of San Bruno, California (the “San Bruno Accident”). The ensuing explosion and fire resulted in the deaths of eight people and injuries to numerous individuals. At least thirty-four houses were destroyed and many additional houses were damaged. The cause of the rupture remains unknown. The California Governor’s office declared a state of emergency in San Mateo County, where San Bruno is located, to mobilize state emergency services and resources.

On September 10, 2010, the National Transportation Safety Board (“NTSB”) began an investigation of the San Bruno Accident. In addition to reviewing the physical evidence collected from the site and conducting further metallurgical tests, the NTSB is expected to examine, among other aspects, the performance, qualifications and experience of the relevant employees; and the emergency preparedness and response of the Utility and of public emergency personnel and other first responders. While the NTSB investigation is pending the Utility generally is prohibited from disclosing information related to the investigation without approval from the NTSB.

On September 12, 2010, the Utility announced that it would provide up to $100 million to assist affected residents and the City of San Bruno, California, to pay for (1) affected residents’ immediate expenses not otherwise covered by insurance, including temporary living expenses, insurance deductibles and immediate medical expenses; (2) property replacement, repair or purchase (in the case of homes destroyed or substantially damaged) and (3) work needed to rebuild or replace public property damaged or destroyed in the San Bruno Accident, as well as costs incurred by emergency responders and government services to respond to the fire. These payments are not intended to satisfy any potential claims for personal injury or wrongful death, which will be addressed separately.

On October 13, 2010, the NTSB released a preliminary report. The report included a timeline of events before and after the gas line rupture, but did not identify the cause of the rupture. The NTSB also identified which tests had been performed on the section of ruptured pipeline and which tests were yet to be completed. The NTSB stated that additional factual updates will be provided and distributed via media advisory as investigative information is developed.

The CPUC also has initiated an investigation of the San Bruno Accident and the safety of the Utility’s natural gas transmission pipelines in its northern and central California service territory. The CPUC has appointed an independent review panel to gather facts, review these facts, make a technical assessment of the San Bruno Accident and its root cause, and make recommendations for action by the CPUC to ensure such an accident is not repeated. These recommendations may include changes to design, construction, operation and maintenance of natural gas facilities, management practices at the Utility in the areas of pipeline integrity and public safety, regulatory and statutory changes, and other recommendations deemed appropriate, including whether there are systemic management problems at the Utility and whether greater resources are needed to achieve fundamental infrastructure improvement. The Utility is committed to working with the NTSB, the CPUC, and the independent panel to determine the cause of the rupture.

Various lawsuits, including two class action lawsuits, have been filed by residents of San Bruno in California state courts against PG&E Corporation and the Utility. The class action lawsuits allege causes of action for strict liability, negligence, public nuisance, private nuisance, and declaratory relief, including a demand that the $100 million the Utility announced would be available for assistance (discussed above) be placed under court supervision. In addition, some of these lawsuits seek recovery for wrongful death, property damage, and personal injury. Several other residents also have submitted damage claims to the Utility.

As of September 30, 2010, the Utility has recorded a provision of $220 million for estimated third-party claims related to the San Bruno Accident, including personal injury and property damage claims, damage to infrastructure, emergency response, and other damage claims. The provision is included in operating and maintenance expense in PG&E Corporation’s and the Utility’s Condensed Consolidated Statements of Income, and other current liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets for the period ended September 30, 2010. The Utility estimates that it may incur as much as $400 million for third-party claims depending on the final outcome of the NTSB and CPUC investigations and the number, nature, and value of third-party claims. This range of estimates incorporates up to $100 million that the Utility has stated it would provide the affected residents and the City of San Bruno. The process for estimating costs associated with third-party claims relating to the San Bruno Accident requires management to exercise significant judgment based on a number of assumptions and subjective factors. As more information becomes known, including information resulting from the NTSB and CPUC investigations, management’s estimates and assumptions regarding the financial impact of the San Bruno Accident may change.

The Utility maintains liability insurance for damages in the approximate amount of $992 million in excess of a $10 million deductible. Although PG&E Corporation and the Utility currently consider it likely that most of the costs the Utility incurs for third-party claims relating to the San Bruno Accident will ultimately be covered by this insurance, no amounts for insurance recoveries have been recorded as of September 30, 2010. PG&E Corporation and the Utility are unable to predict the amount and timing of insurance recoveries.

Other Legal Matters

The accrued liability for legal matters (other than those related to the San Bruno Accident as discussed above) is included in PG&E Corporation’s and the Utility’s current liabilities – other in the Condensed Consolidated Balance Sheets and totaled $46 million at September 30, 2010 and $57 million at December 31, 2009. PG&E Corporation and the Utility are not able to predict the ultimate outcome of these various legal matters, but after consideration of these accruals, PG&E Corporation and the Utility do not believe that losses associated with these matters would have a material adverse impact on their financial condition or results of operations.

Environmental Matters

The Utility has been, and may be required to pay for environmental remediation at sites where it has been, or may be, a potentially responsible party under federal and state environmental laws. These sites include former manufactured gas plant (“MGP”) sites, power plant sites, gas gathering sites, sites where natural gas compressor stations are located, and sites used by the Utility for the storage, recycling, or disposal of potentially hazardous substances. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances even if it did not deposit those substances on the site.

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

The Utility had an undiscounted gross environmental remediation liability of $608 million at September 30, 2010 and $586 million at December 31, 2009. The following table presents the changes in the environmental remediation liability from December 31, 2009:

(in millions)
Balance at December 31, 2009	$ 586
Additional remediation costs accrued:
Transfer to regulatory account for recovery	86
Amounts not recoverable from customers	21
Less: Payments	(85)

Balance at September 30, 2010	$ 608

The $608 million accrued at September 30, 2010 consists of the following:

•	$41 million for remediation at the Utility’s natural gas compressor site located near Hinkley, California;

•	$173 million for remediation at the Utility’s natural gas compressor site located on the California border, near Topock, Arizona;

•	$87 million related to remediation at divested generation facilities;

•	$116 million related to remediation costs for the Utility’s generation and other facilities and for third-party disposal sites;

•

$141 million related to investigation and/or remediation costs at former MGP sites owned by the Utility or third parties (including those sites that are the subject of remediation orders by environmental agencies or claims by the current owners of the former MGP sites); and

•	$50 million related to remediation decommissioning fossil-fueled sites.

The Utility has a program, in cooperation with the California Environmental Protection Agency, to evaluate and take appropriate action to mitigate any potential environmental concerns posed by certain former MGPs located throughout the Utility’s service territory. Of the forty one MGP sites owned or operated by the Utility, forty have been or are in the process of being investigated and/or remediated, and the Utility is developing a strategy to investigate and remediate the last site.

Of the $608 million environmental remediation liability, the Utility expects to recover $323 million through the CPUC-approved ratemaking mechanism that authorizes the Utility to recover 90% of hazardous waste remediation costs without a reasonableness review (excluding any remediation associated with the Hinkley natural gas compressor site) and $121 million through the ratemaking mechanism that authorizes the Utility to recover 100% of remediation costs for decommissioning fossil-fueled sites and certain of the Utility’s transmission stations. The Utility also recovers its costs from insurance carriers and from other third parties whenever possible. Any amounts collected in excess of the Utility’s ultimate obligations may be subject to refund to customers.

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

Tax Matters

PG&E Corporation and the Utility receive a federal subsidy for maintaining a retiree medical benefit plan with prescription drug benefits that is actuarially equivalent to Medicare Part D. For federal income tax purposes, the subsidy was deductible when contributed to the benefit plan maintained for these benefits. On March 30, 2010, federal healthcare legislation was signed eliminating the deduction for subsidy contributions after 2012. As a result, PG&E Corporation and the Utility recognized an expense of $20 million in the first quarter of 2010 to reverse previously recognized federal tax benefits (recorded as an increase to income tax provision and a reduction to deferred income tax assets for subsidy amounts included in the calculation of accrued retiree medical benefit obligation).

On September 29, 2010, PG&E Corporation received the Internal Revenue Service (“IRS”) examination report for the 2005 to 2007 audit years and resolved substantially all matters except for several items that will be discussed with the IRS Appeals office. Included in the 2005 to 2007 audit was the resolution of the change in accounting method related to the capitalization of indirect service costs for those years. As a result, PG&E Corporation recorded a $25 million reduction to income tax expense in the third quarter of 2010.

For tax years 2008 through 2010, PG&E Corporation participates in the Compliance Assurance Process (“CAP”), a real-time IRS audit intended to expedite matter resolution. The CAP audit culminates with a letter from the IRS indicating their acceptance of the return. The IRS partially accepted the 2008 return, withholding two issues for further review. The most significant of these relates to a tax accounting method change filed by PG&E Corporation to accelerate the amount of deductible repairs. While the IRS approved PG&E Corporation’s request for a change in method, the IRS will audit the methodology to determine the proper deduction. This audit has not progressed significantly because the IRS is working with the utility industry to resolve this matter in a consistent manner for all utilities before auditing individual companies.

On August 24, 2010, the IRS accepted PG&E Corporation’s 2009 tax return. The IRS has ninety days to conduct a post-filing review to ensure that the final return properly reflects the positions agreed upon.

The California Franchise Tax Board is auditing PG&E Corporation’s 2004 and 2005 combined California income tax returns, as well as the 1997-2007 amended income tax returns reflecting IRS settlements for these years and claim filings that apply only to California. It is uncertain when the Franchise Tax Board will complete the California audits.

PG&E Corporation believes that the final resolution of the federal and California audits will not have a material adverse impact on its financial condition or results of operations. PG&E Corporation is neither under audit nor subject to any material risk in any other jurisdiction.

As of September 30, 2010, PG&E Corporation has $24 million of federal and California capital loss carry forwards based on filed tax returns, of which approximately $9 million will expire if not used by December 31, 2011. For all periods presented, PG&E Corporation has provided a full valuation allowance against its deferred income tax assets for capital loss carry forwards.

For a discussion of unrecognized tax benefits, see Note 9 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report. PG&E Corporation and the Utility believe there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

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

The Utility served 5.2 million electricity distribution customers and 4.3 million natural gas distribution customers at September 30, 2010. The Utility had $44.9 billion in assets at September 30, 2010 and generated revenues of $10.2 billion in the nine months ended September 30, 2010.

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

Explosion and Fires in San Bruno, California

On September 9, 2010, an underground 30-inch natural gas transmission pipeline (line 132) owned and operated by the Utility ruptured in a residential area located in the City of San Bruno, California (the “San Bruno Accident”). The ensuing explosion and fire resulted in the deaths of eight people and injuries to numerous individuals. At least thirty-four houses were destroyed and many additional houses were damaged. The cause of the rupture remains unknown. The California Governor’s office declared a state of emergency in San Mateo County, where San Bruno is located, to mobilize state emergency services and resources.

On September 10, 2010, the National Transportation Safety Board (“NTSB”) began an investigation of the San Bruno Accident. In addition to reviewing the physical evidence collected from the site and conducting further metallurgical tests, the NTSB is expected to examine, among other aspects, the performance, qualifications and experience of the relevant employees, and the emergency preparedness and response of the Utility and of public emergency personnel and other first responders. While the NTSB investigation is pending the Utility generally is prohibited from disclosing information related to the investigation without approval from the NTSB.

On September 12, 2010, the Utility announced that it would provide up to $100 million to assist affected residents and the City of San Bruno, California, to pay for (1) affected residents’ immediate expenses not otherwise covered by insurance, including temporary living expenses, insurance deductibles, and immediate medical expenses; (2) property replacement, repair or purchase (in the case of homes destroyed or substantially damaged) and (3) work needed to rebuild or replace public property damaged or destroyed in the San Bruno Accident, as well as costs incurred by emergency responders and government services to respond to the fire. These payments are not intended to satisfy any potential claims for personal injury or wrongful death, which will be addressed separately.

On October 13, 2010, the NTSB released a preliminary report. The report included a timeline of events before and after the gas line rupture, but did not identify the cause of the rupture. The NTSB also identified which tests had been performed on the section of ruptured pipeline and which tests were yet to be completed. The NTSB stated that additional factual updates will be provided and distributed via media advisory as investigative information is developed.

The CPUC also has initiated an investigation of the San Bruno Accident and the safety of the Utility’s natural gas transmission pipelines in its northern and central California service territory. The CPUC has appointed an independent review panel to gather facts, review these facts, make a technical assessment of the San Bruno Accident and its root cause, and make recommendations for action by the CPUC to ensure such an accident is not repeated. These recommendations may include changes to design, construction, operation and maintenance of natural gas facilities, management practices at the Utility in the areas of pipeline integrity and public safety, regulatory and statutory changes, and other recommendations deemed appropriate, including whether there are systemic management problems at the Utility and whether greater resources are needed to achieve fundamental infrastructure improvement. The Utility is committed to working with the NTSB, the CPUC, and the independent panel to determine the cause of the rupture.

Various lawsuits, including two class action lawsuits, have been filed by residents of San Bruno in California state courts against PG&E Corporation and the Utility. (See Part II, Item 1. Legal Proceedings, below.) Several other residents also have submitted damage claims to the Utility. In addition, on October 4, 2010, PG&E Corporation received a letter on behalf of a purported shareholder demanding that the PG&E Corporation Board of Directors (1) institute an independent investigation of the San Bruno Accident and related alleged safety issues; (2) seek recovery of all costs associated with such issues through legal proceedings against those determined to be responsible, including board members, officers, other employees, and third parties; and (3) adopt corporate governance initiatives and safety programs. The letter requests a response within 60 days, i.e., by December 3, 2010. PG&E Corporation intends to respond before December 3, 2010. A purported shareholder derivative action also has been filed to seek recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

As of September 30, 2010, the Utility has recorded a provision of $220 million for estimated third-party claims related to the San Bruno Accident, including personal injury and property damage claims, damage to infrastructure, emergency response, and other damage claims. The provision is included in operating and maintenance expense in PG&E Corporation’s and the Utility’s Condensed Consolidated Statements of Income, and other current liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets for the period ended September 30, 2010. The Utility estimates that it may incur as much as $400 million for third-party claims depending on the final outcome of the NTSB and CPUC investigations and the number, nature, and value of third-party claims. This range of estimates incorporates up to $100 million that the Utility has stated it would provide the affected residents and the City of San Bruno. The process for estimating costs associated with third-party claims relating to the San Bruno Accident requires management to exercise significant judgment based on a number of assumptions and subjective factors. As more information becomes known, including information resulting from the NTSB and CPUC investigations, management’s estimates and assumptions regarding the financial impact of the San Bruno Accident may change.

The Utility maintains liability insurance for damages in the approximate amount of $992 million in excess of a $10 million deductible. Although PG&E Corporation and the Utility currently consider it likely that most of the costs the Utility incurs for third-party claims relating to the San Bruno Accident will ultimately be covered by this insurance, no amounts for insurance recoveries have been recorded as of September 30, 2010. PG&E Corporation and the Utility are unable to predict the amount and timing of insurance recoveries.

Other significant developments that have occurred since the 2009 Annual Report was filed with the Securities and Exchange Commission on February 19, 2010 are discussed in this Quarterly Report on Form 10-Q.

Summary of Changes in Earnings per Common Share and Income Available for Common Shareholders for the Three and Nine Months Ended September 30, 2010

PG&E Corporation’s diluted earnings per common share (“EPS”) for the three months ended September 30, 2010 was $0.66 compared to $0.83 for the same period in 2009. For the nine months ended September 30, 2010, PG&E Corporation’s diluted EPS was $2.19 compared to $2.49 for the same period in 2009. PG&E Corporation’s income available for common shareholders for the three months ended September 30, 2010 decreased by $60 million, or 19%, to $258 million, compared to $318 million for the same period in 2009. For the nine months ended September 30, 2010, income available for common shareholders decreased by $98 million, or 10%, to $849 million, compared to $947 million for the same period in 2009. The primary factors associated with these decreases are discussed below.

Income available for common shareholders decreased for both the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to costs of $141 million, after tax, related to the San Bruno Accident.

For the three months ended September 30, 2010, the costs related to the San Bruno Accident were partially offset by $26 million that the Utility earned on higher authorized capital investments as compared to the same period in 2009. In addition, net income was higher as compared to the same period in 2009 when the Utility incurred $30 million of employee severance costs and $16 million of costs to perform accelerated gas leak surveys. These comparative increases also helped to offset the costs related to the San Bruno Accident.

For the nine months ended September 30, 2010, the decrease in income available for common shareholders also was driven by (1) $45 million, after tax, of costs the Utility incurred to support a June 2010 ballot initiative and (2) a $19 million, after tax, charge triggered by the elimination of the tax deductibility of the Medicare Part D federal subsidy. These negative factors were partially offset by (1) an increase of $65 million, after tax, that the Utility earned on higher authorized capital investments compared to the same period in 2009 and (2) higher net income of $32 million, after tax, compared to the same period in 2009 when the Utility incurred costs in connection with a scheduled refueling outage at Diablo Canyon.

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

•

The Ability of the Utility to Control Costs. The Utility’s revenue requirements are generally set by the CPUC and the FERC at a level to allow the Utility the opportunity to recover its forecasted operating expenses, as well as to earn a return on equity (“ROE”) and recover depreciation, tax, and interest expenses associated with forecasted capital expenditures. Actual costs may differ from forecasts, or the Utility may incur significant unanticipated costs related to storms, outages, catastrophic events, or to comply with regulatory orders or legislation. Although the Utility continuously reprioritizes its capital and expense spending to meet customer needs and maintain and improve operational safety and reliability, the Utility may be unable to offset unanticipated costs. Differences in the amount or timing of forecasted or authorized and actual costs can affect the Utility’s ability to earn its authorized rate of return and the amount of PG&E Corporation’s income available for common shareholders. (See “Capital Expenditures” below.)

•

Authorized Capital Structure, Rate of Return, and Financing. The CPUC has authorized a capital structure for the Utility’s electric and natural gas distribution and electric generation rate base that consists of 52% common equity and 48% debt and preferred stock. This authorized capital structure will remain in effect through 2012. The CPUC also has authorized the Utility to earn a rate of return on each component of its capital structure, including a ROE of 11.35%. These rates will remain in effect through 2011. The rates for 2012 are subject to an annual adjustment mechanism that will be triggered if the 12-month October-through-September average yield for the applicable Moody’s Investors Service utility bond index increases or decreases by more than 1% as compared to the applicable benchmark. The amount of the Utility’s authorized equity earnings is determined by the 52% equity component, the 11.35% ROE, and the aggregate amount of rate base authorized by the CPUC. The rate of return that the Utility earns on its FERC-jurisdictional rate base is not specifically authorized, but rates are designed to allow the Utility to earn a reasonable rate of return. The CPUC periodically authorizes the aggregate amount of long-term debt and short-term debt that the Utility may issue and authorizes the Utility to recover its related debt financing costs. The timing and amount of the Utility’s future financing will depend on various factors, as discussed in “Liquidity and Financial Resources” below. PG&E Corporation contributes equity to the Utility as needed by the Utility to maintain its CPUC-authorized capital structure. PG&E Corporation may issue debt or equity in the future to fund these equity contributions.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated capital expenditures; estimated environmental remediation, tax, and other liabilities; estimates and assumptions used in PG&E Corporation’s and the Utility’s critical accounting policies; the anticipated outcome of various regulatory and legal proceedings; estimated losses and insurance recoveries associated with the San Bruno Accident; estimated future cash flows; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “target,” “predict,” “anticipate,” “aim,” “may,” “might,” “should,” “would,” “could,” “goal,” “potential,” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•	the Utility’s ability to efficiently manage capital expenditures and its operating and maintenance expenses within authorized levels and timely recover its costs through rates;

•

the outcome of pending and future regulatory or legislative proceedings or investigations, including the investigations by the NTSB and CPUC into the cause of the San Bruno Accident and the safety of the Utility’s natural gas transmission pipelines in its northern and central California service territory, and whether the utility is required to incur costs to comply with regulatory or legislative mandates that it is unable to recover through rates or insurance;

•

the adequacy and price of electricity and natural gas supplies and whether the new day-ahead, hour-ahead, and real-time wholesale electricity markets established by the California Independent System Operator will continue to function effectively, the extent to which the Utility can manage and respond to the volatility of electricity and natural gas prices, and the ability of the Utility and its counterparties to post or return collateral;

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

•

the extent to which PG&E Corporation or the Utility incurs costs in connection with third-party claims or litigation, including those arising from the San Bruno Accident, that are not recoverable through insurance, rates, or from other third parties;

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

For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition and results of operations, see the discussion in the section entitled “Risk Factors” in the 2009 Annual Report and Item 1A. in Part II below. PG&E Corporation and the Utility do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

The table below details certain items from the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Utility
Electric operating revenues	$ 2,857	$ 2,630	$ 7,882	$ 7,610
Natural gas operating revenues	656	605	2,338	2,250

Total operating revenues	3,513	3,235	10,220	9,860

Cost of electricity	1,102	997	2,885	2,763
Cost of natural gas	182	134	924	879
Operating and maintenance	1,224	1,047	3,172	3,143
Depreciation, amortization, and decommissioning	500	450	1,419	1,298

Total operating expenses	3,008	2,628	8,400	8,083

Operating Income	505	607	1,820	1,777
Interest income	3	3	7	29
Interest expense	(161)	(162)	(481)	(501)
Other income, net	25	16	20	52

Income Before Income Taxes	372	464	1,366	1,357
Income tax provision	107	111	498	374

Net Income	265	353	868	983
Preferred stock dividend requirement	3	3	10	10

Income Available for Common Stock	$ 262	$ 350	$ 858	$ 973

PG&E Corporation, Eliminations, and Other(1)
Operating revenues	$ -	$ -	$ -	$ -
Operating expenses	2	-	4	1

Operating Loss	(2)	-	(4)	(1)
Interest income	-	(2)	-	(2)
Interest expense	(6)	(12)	(29)	(32)
Other income, net	4	7	5	11

Loss Before Income Taxes	(4)	(7)	(28)	(24)
Income tax provision (benefit)	-	25	(19)	2

Net Loss	$ (4)	$ (32)	$ (9)	$ (26)

Consolidated Total
Operating revenues	$ 3,513	$ 3,235	$ 10,220	$ 9,860
Operating expenses	3,010	2,628	8,404	8,084

Operating Income	503	607	1,816	1,776
Interest income	3	1	7	27
Interest expense	(167)	(174)	(510)	(533)
Other income, net	29	23	25	63

Income Before Income Taxes	368	457	1,338	1,333
Income tax provision	107	136	479	376

Net Income	261	321	859	957
Preferred stock dividend requirement of subsidiary	3	3	10	10

Income Available for Common Shareholders	$ 258	$ 318	$ 849	$ 947

(1) PG&E Corporation eliminates all intercompany transactions in consolidation.

Utility

The following presents the Utility’s operating results for the three and nine months ended September 30, 2010 and 2009.

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

The following table provides a summary of the Utility’s electric operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Electric revenues	$ 3,245	$ 3,233	$ 8,930	$ 9,066
DWR pass-through revenues (1)	(388)	(603)	(1,048)	(1,456)

Total electric operating revenues	$ 2,857	$ 2,630	$ 7,882	$ 7,610

 (1) These are revenues collected on behalf of the DWR for electricity allocated to the Utility’s customers under contracts between the DWR and power suppliers, and are not included in the Utility’s Condensed Consolidated Statements of Income.

The Utility’s total electric operating revenues, including revenues intended to recover costs that are passed through to customers, increased by $227 million, or 9%, in the three months ended September 30, 2010, as compared to the same period in 2009. Costs that are passed through to customers and do not impact net income increased by $145 million, primarily due to an increase in the cost of public purpose programs, higher costs of electric procurement, and the return of collateral from counterparties in 2009. (See “Cost of Electricity” below.) Electric operating revenues, excluding costs passed through to customers, increased by $82 million. This was primarily due to an increase in authorized base revenues of $60 million.

The Utility’s total electric operating revenues, including revenues intended to recover costs that are passed through to customers, increased by $272 million, or 4% in the nine months ended September 30, 2010, as compared to the same period in 2009. Costs that are passed through to customers and do not impact net income increased by $124 million, primarily due to an increase in the cost of public purpose programs and higher costs of electric procurement. (See “Cost of Electricity” below.) Electric operating revenues, excluding costs passed through to customers, increased by $148 million. This was primarily due to an increase in authorized base revenues of $163 million, which was partially offset by a decrease in revenues of $35 million, representing the amount the Utility received in April 2009 to recover costs it had previously incurred in connection with its hydroelectric generation facilities.

The Utility’s future electric operating revenues will depend on the amount of revenue requirements authorized by the FERC and the CPUC in various regulatory proceedings. The Utility also expects to continue to collect revenue requirements to recover capital expenditures related to specific projects approved by the CPUC. (See “Capital Expenditures” below.) Finally, the CPUC has not yet determined how the existing energy efficiency incentive mechanism will be modified, so the amount of incentive revenues the Utility may earn for the implementation of its programs in 2009 and future years is uncertain. (See “Regulatory Matters” below.)

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

The following table provides a summary of the Utility’s cost of electricity and the total amount and average cost of purchased power:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Cost of purchased power	$ 1,041	$ 947	$ 2,694	$ 2,620
Fuel used in own generation	61	50	191	143

Total cost of electricity	$ 1,102	$ 997	$ 2,885	$ 2,763

Average cost of purchased power per kWh (1)	$ 0.082	$ 0.076	$ 0.083	$ 0.081

Total purchased power (in kWh)	12,742	12,524	32,568	32,238

(1) Kilowatt-hour

The Utility’s total cost of electricity increased by $105 million, or 11%, and $122 million, or 4%, in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. This was caused by an increase in the price of purchased power and an increase in the cost of fuel used in the Utility’s own generation facilities as the Utility increased its non-nuclear generation to replace power that had previously been provided under a DWR contract that expired at the end of 2009 (costs associated with power provided to the Utility’s customers under DWR contracts are not included in the Utility’s cost of purchased power). The Utility’s mix of resources is determined by the availability of the Utility’s own electricity generation and the cost-effectiveness of each source of electricity.

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

The Utility’s future cost of electricity may also be affected by federal or state legislation or rules that may be adopted to regulate the emissions of greenhouse gases (“GHG”) from the Utility’s electricity generating facilities or other generating facilities from which the Utility procures electricity. In particular, costs are likely to increase in the future when the California Global Warming Solutions Act of 2006 (“AB 32”) is implemented. (See “Environmental Matters” below.)

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

The following table provides a summary of the Utility’s natural gas operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Bundled natural gas revenues	$ 568	$ 525	$ 2,062	$ 2,003
Transportation service-only revenues	88	80	276	247

Total natural gas operating revenues	$ 656	$ 605	$ 2,338	$ 2,250

The Utility’s total natural gas operating revenues, including revenues intended to recover costs that are passed through to customers, increased by $51 million, or 8%, in the three months ended September 30, 2010 as compared to the same period in 2009. This reflects a $48 million increase in the total cost of natural gas due to higher market prices which is passed through to customers and does not impact net income. (See “Cost of Natural Gas” below.) Natural gas operating revenues, excluding items passed through to customers, increased by $3 million. This was primarily due to a $16 million increase in authorized base revenues, partially offset by an $8 million decrease as compared to the same period in 2009 when the Utility received a shareholder incentive award based on its core portfolio gas procurement.

The Utility’s total natural gas operating revenues, including revenues intended to recover costs that are passed through to customers, increased by $88 million, or 4%, in the nine months ended September 30, 2010 as compared to the same period in 2009. This reflects a $45 million increase in the total cost of natural gas due to higher market prices and a $16 million increase in the cost of public purpose programs, which are passed through to customers and do not impact net income. Natural gas operating revenues, excluding items passed through to customers, increased by $27 million. This was primarily due to a $39 million increase in authorized base revenues, partially offset by an $8 million decrease as compared to the same period in 2009 when the Utility received a shareholder incentive award based on its core portfolio gas procurement.

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

The following table provides a summary of the Utility’s cost of natural gas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Cost of natural gas sold	$ 142	$ 96	$ 796	$ 760
Transportation cost of natural gas sold	40	38	128	119

Total cost of natural gas	$ 182	$ 134	$ 924	$ 879

Average cost per Mcf (1) of natural gas sold	$ 4.18	$ 2.91	$ 4.54	$ 4.09

Total natural gas sold (in Mcf)	34	33	186	186

(1) One thousand cubic feet.

The Utility’s total cost of natural gas increased by $48 million, or 36%, and $45 million, or 5%, in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, primarily due to higher market prices for natural gas, which are passed through to customers and do not impact net income. The increase in the nine months ended September 30, 2010 was partially offset by the $49 million the Utility received in the first quarter of 2010 to be refunded to customers as part of a litigation settlement arising from the manipulation of the natural gas market by third parties during 1999-2002.

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

The Utility’s operating and maintenance expenses increased by $177 million, or 17%, in the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to $238 million of costs associated with the San Bruno Accident. This amount includes a provision of $220 million for estimated third-party claims. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.) This increase was partially offset by a $51 million decrease in severance costs as compared to the same period in 2009 when charges were incurred related to the reduction of approximately 2% of the Utility’s workforce, and by a $27 million decrease in labor and other costs as compared to the same period in 2009 when the Utility performed accelerated natural gas leak surveys and associated remedial work.

The Utility’s operating and maintenance expenses increased by $29 million, or 1%, in the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to $238 million of costs associated with the San Bruno Accident, partially offset by decreases of $105 million in labor costs and other costs as compared to 2009 when costs were incurred in connection with the scheduled refueling outage at Diablo Canyon and accelerated natural gas leak surveys and associated remedial work, and $69 million in severance costs as compared to the same period in 2009 when charges were incurred related to the reduction of approximately 2% of the Utility’s workforce. Additionally, operating and maintenance expenses decreased as a result of a $35 million decrease in other miscellaneous operating and maintenance expenses, including costs associated with uncollectible customer accounts and pass through costs associated with the new day-ahead market.

The Utility estimates it may incur a material amount of additional expenses related to the San Bruno Accident through 2011. In addition, the Utility may incur costs in response to recommendations that may be made by the NTSB and the CPUC in the course of their investigations of the San Bruno Accident and possible federal and/or state legislative mandates. Depending on the outcome of the NTSB and CPUC investigations and other factors, the Utility may also incur additional provisions for third-party claims related to the San Bruno Accident. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.) The Utility also may incur costs to comply with CPUC orders or recommendations that may be made as the CPUC conducts the “safety phase” of the Utility’s 2011 Gas Transmission and Storage Rate Case. (See “Regulatory Matters” below.) Finally, the Utility may incur higher expenses in future periods to obtain or renew permits and to operate and maintain its aging electric and natural gas infrastructure.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation and amortization expense consists of depreciation and amortization on plant and regulatory assets, and decommissioning expenses associated with fossil and nuclear decommissioning. The Utility’s depreciation, amortization, and decommissioning expenses increased by $50 million, or 11%, in the three months ended September 30, 2010, and $121 million, or 9%, in the nine months ended September 30, 2010, as compared to the same periods in 2009. These changes are primarily due to an increase in capital additions.

The Utility’s depreciation expense for future periods is expected to increase as a result of an overall increase in net capital additions. Additionally, depreciation expense in subsequent years will be impacted by the depreciation rates set by the CPUC in the 2011 GRC and the 2011 gas transmission and storage rate case, and by the FERC in future TO rate cases.

Interest Income

The Utility’s interest income decreased by less than $1 million, or less than 1%, in the three months ended September 30, 2010 as compared to the same period in 2009. Interest income decreased by $22 million, or 76% in the nine months ended September 30, 2010, as compared to the same period in 2009, when the Utility recovered $12 million of interest costs related to the proposed divestiture of its hydroelectric generation facilities (with no similar activity in the current year).

The Utility’s interest income in future periods primarily will be affected by changes in the balance of funds held in escrow pending resolution of the Chapter 11 disputed claims, changes in regulatory balancing accounts, and changes in interest rates.

Interest Expense

The Utility’s interest expense decreased by $1 million, or less than 1%, and $20 million, or 4% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. This decrease was primarily attributable to lower interest rates on outstanding short-term debt and decreases in the outstanding balances of the liability for Chapter 11 disputed claims and various regulatory balancing accounts and regulatory assets. This decrease was partially offset by interest that accrued on higher outstanding balances of long-term debt due to the timing of senior note issuances. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion.)

The Utility’s interest expense in future periods will be impacted by changes in interest rates, changes in the liability for Chapter 11 disputed claims, changes in regulatory balancing accounts and regulatory assets, and changes in the amount of debt outstanding as long-term debt matures and additional long-term debt is issued.

Other Income, Net

The Utility’s other income net increased by $9 million, or 56%, in the three months ended September 30, 2010, as compared to the same periods in 2009. The increase in the three months ended September 30, 2010 was primarily due to an increase in allowance for equity funds used during construction due to higher average balances of construction work in progress.

The Utility’s other income net decreased by $32 million, or 62%, in the nine months ended September 30, 2010, as compared to the same period in 2009. The decrease in the nine months ended September 30, 2010 was primarily due to an increase in other expenses as a result of costs the Utility incurred to support the Taxpayers’ Right to Vote Act, a California ballot initiative that appeared on the June 2010 ballot. These costs are not recovered in rates.

Income Tax Provision

The Utility’s income tax provision decreased by $4 million, or 4%, for the three months ended September 30, 2010, as compared to the same period in 2009. The effective tax rates for the three months ended September 30, 2010 and 2009 were 29% and 24%, respectively. The effective tax rate for the three months ended September 30, 2010 increased as compared to the same period in 2009 when the Utility recognized (1) state tax benefits arising from accounting method changes and (2) the benefits of various audit settlements at higher levels than 2010 settlements.

The Utility’s income tax provision increased by $124 million, or 33% for the nine months ended September 30, 2010, as compared to the same period in 2009. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 37% and 28%, respectively. The effective tax rate for the nine months ended September 30, 2010 increased as compared to the same period in 2009 when the Utility (1) recognized state tax benefits arising from accounting method changes, (2) recognized the benefits of various audit settlements at higher levels than 2010 settlements, and (3) received a federal tax refund. The effective tax rate also increased due to the reversal of a deferred tax asset in the first quarter of 2010 that had previously been recorded to reflect the future tax benefits attributable to the Medicare Part D subsidy after 2012 which was eliminated as part of the federal healthcare legislation passed during March 2010. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a discussion of “Tax Matters.”)

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

There were no material changes to PG&E Corporation’s operating income in the three and nine months ended September 30, 2010, as compared to the same periods in 2009.

LIQUIDITY AND FINANCIAL RESOURCES

Overview

The Utility’s ability to fund operations depends on the levels of its operating cash flows and access to the capital markets. The levels of the Utility’s operating cash and short-term debt fluctuate as a result of seasonal demand for electricity and natural gas, volatility in energy commodity costs, collateral requirements related to price risk management activity, the timing and amount of tax payments or refunds, and the timing and effect of regulatory decisions and financings, among other factors. The Utility generally utilizes equity contributions from PG&E Corporation and long-term senior unsecured debt issuances to fund debt maturities and capital expenditures and to maintain its CPUC-authorized capital structure. The Utility relies on short-term debt, including commercial paper, to fund temporary financing needs. The Utility has short-term borrowing authority of $4.0 billion, including $500 million that is restricted for use in certain contingencies.

PG&E Corporation’s ability to fund operations, make scheduled principal and interest payments, fund Utility equity contributions as needed for the Utility to maintain its CPUC-authorized capital structure, fund capital investments, and pay dividends primarily depends on the level of cash distributions received from the Utility and PG&E Corporation’s access to the capital markets.

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding commercial paper and revolving credit facilities at September 30, 2010:

(in millions)	Termination Date	Facility Limit		Letters of Credit Outstanding	Cash Borrowings	Commercial Paper Backup	Availability

PG&E Corporation	February 2012	$ 187	(1)	$ -	$ 90	N/A	$ 97
Utility	February 2012	1,940	(2)	289	400	$ 586	665
Utility	February 2012	750	(3)	N/A	-	-	750

Total credit facilities		$ 2,877		$ 289	$ 490	$ 586	$ 1,512

(1) Includes an $87 million sublimit for letters of credit and a $100 million commitment for “swingline” loans, defined as loans that are made available on a same-day basis and are repayable in full within 30 days.

(2) Includes a $921 million sublimit for letters of credit and a $200 million commitment for swingline loans.

(3) Includes a $75 million commitment for swingline loans.

In the nine months ended September 30, 2010, the average outstanding commercial paper balance was $745 million. There were no borrowings outstanding under the $1.9 billion revolving credit facilities until September 29, 2010, at which time $400 million was borrowed to pay down the then outstanding commercial paper balance. The $400 million borrowing was repaid on October 29, 2010.

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

At September 30, 2010, PG&E Corporation and the Utility were in compliance with all covenants under each of the revolving credit facilities listed in the table above.

2010 Financings

On April 1, 2010, the Utility issued $250 million principal amount of 5.8% Senior Notes due March 1, 2037. The proceeds from this issuance were used to repay a portion of outstanding commercial paper.

On April 8, 2010, the California Infrastructure and Economic Development Bank issued $50 million of tax-exempt pollution control bonds series 2010E due November 1, 2026 and loaned the proceeds to the Utility. The proceeds were used to refund the corresponding related series of pollution control bonds issued in 2005 which were repurchased by the Utility in 2008. The series 2010E bonds bear interest at 2.25% per year through April 1, 2012 and are subject to mandatory tender on April 2, 2012 at a price of 100% of the principal amount plus accrued interest. Thereafter, this series of bonds may be remarketed in a fixed or variable rate mode. Interest is payable semi-annually in arrears on April 1 and October 1.

On September 15, 2010, the Utility issued $550 million of 3.5% Senior Notes due October 1, 2020. The proceeds from this issuance were used to repay a portion of outstanding commercial paper.

On September 20, 2010, the Utility repurchased $50 million principal amount of pollution control bonds series 2008F and $45 million principal amount of pollution control bonds series 2008G that were subject to mandatory tender on the same date. The bonds will be remarketed in a fixed or variable rate mode every 30 days until the bonds are reissued. The Utility, as bondholder, will be both the payer and the recipient of principal and interest payments on each remarketing day.

On October 12, 2010, the Utility issued $250 million principal amount of Floating Rate Senior Notes due October 11, 2011. The net proceeds were used to repay outstanding commercial paper that was issued to satisfy margin calls and collateral requirements related to the Utility’s electric procurement commodity hedging activities.

PG&E Corporation issued 3,766,678 shares of common stock upon the exercise of employee stock options and under its 401(k) plan and Dividend Reinvestment and Stock Purchase Plan, generating $141 million of cash during the nine months ended September 30, 2010. PG&E Corporation issued 16,370,779 shares of common stock upon conversion of the $247 million principal amount of PG&E Corporation’s Convertible Subordinated Notes at a conversion price of $15.09 per share between June 23 and June 29, 2010. These notes were no longer outstanding at September 30, 2010, and the conversion had no impact on cash.

PG&E Corporation also contributed $170 million of cash to the Utility during the nine months ended September 30, 2010 to ensure that the Utility had adequate capital to fund its capital expenditures and to maintain the 52% common equity ratio authorized by the CPUC.

Future Financing Needs

The amount and timing of the Utility’s future financing needs will depend on various factors, including the timing and amount of forecasted capital expenditures, the amount of cash internally generated through normal business operations, the timing of the resolution of the Chapter 11 disputed claims and the amount of interest on these claims that the Utility will be required to pay, the timing and amount of payments made to third parties in connection with the San Bruno Accident and the timing and amount of related insurance recoveries, the conditions in the capital markets, and other factors. (See Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements.)

PG&E Corporation may issue debt or equity in the future to fund equity contributions to the Utility and to fund investments to the extent that internally generated funds are not sufficient. As of September 30, 2010, PG&E Corporation made certain tax equity investments (see “PG&E Corporation” below) and may fund similar investments in the future, resulting in additional financing needs. On November 4, 2010, PG&E Corporation entered into an Equity Distribution Agreement under which various investment banks will act as PG&E Corporation’s sales agents with respect to offerings from time to time of shares of PG&E Corporation common stock having an aggregate value of up to $400 million. The sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange, or otherwise at market prices prevailing at the time of the sale or at prices related to the prevailing market prices, or at negotiated prices.

PG&E Corporation and the Utility have had continued access to the capital markets on reasonable terms and continue to believe that the Utility’s cash flows from operations, existing sources of liquidity, and future financings will provide adequate resources to fund operating activities, meet anticipated obligations, make payments to third parties related to the San Bruno Accident, and finance future capital expenditures and investments.

Dividends

During the nine months ended September 30, 2010, PG&E Corporation paid common stock dividends totaling $492 million, net of $12 million that was reinvested in additional shares of common stock by participants in the Dividend Reinvestment and Stock Purchase Plan. On September 15, 2010, the Board of Directors of PG&E Corporation declared dividends of $0.455 per share, totaling $180 million, which were paid on October 15, 2010 to shareholders on record as of September 30, 2010.

During the nine months ended September 30, 2010, the Utility paid common stock dividends totaling $537 million to PG&E Corporation.

During the nine months ended September 30, 2010, the Utility paid dividends totaling $11 million to holders of its outstanding series of preferred stock. On September 15, 2010, the Board of Directors of the Utility declared dividends totaling $3 million on its outstanding series of preferred stock, payable on November 15, 2010, to shareholders on record as of October 29, 2010.

Utility

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.

The Utility’s cash flows from operating activities for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
(in millions)	2010	2009
Net income	$ 868	$ 983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,580	1,439
Allowance for equity funds used during construction	(89)	(71)
Deferred income taxes and tax credits, net	332	274
Other changes in noncurrent assets and liabilities	(286)	95
Effect of changes in operating assets and liabilities:
Accounts receivable	(240)	20
Inventories	(65)	78
Accounts payable	15	(151)
Disputed claims and customer refunds	-	(700)
Income taxes receivable/payable	241	534
Regulatory balancing accounts, net	(14)	226
Other current assets	28	26
Other current liabilities	(33)	(62)
Other	14	3

Net cash provided by operating activities	$ 2,351	$ 2,694

In the nine months ended September 30, 2010, net cash provided by operating activities decreased by $343 million compared to the same period in 2009 primarily due to an increase of $523 million in net collateral paid by the Utility related to price risk management activities in 2010. Collateral payables and receivables are included in other changes in noncurrent assets and liabilities, other current assets, and other current liabilities in the table above. (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.) The decrease also reflects $384 million of additional net tax refunds received in 2009 compared to 2010. The remaining decreases in cash flows from operating activities consisted of miscellaneous other changes in operating assets and liabilities due to timing differences.

Decreases in operating cash flows were partially offset by a $700 million payment to the California Power Exchange (“PX”) to reduce the Utility’s liability for the remaining net disputed claims in 2009 with no similar payment in 2010. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

Various factors can affect the Utility’s future operating cash flows, including the timing of cash collateral payments and receipts related to price risk management activity. The Utility’s cash collateral activity will fluctuate based on changes in the Utility’s net credit exposure to counterparties which primarily depends on electricity and gas price movement.

The Utility’s operating cash flows also will be impacted by electricity procurement costs and the timing of rate adjustments authorized to recover these costs. The CPUC has established a balancing account mechanism to adjust the Utility’s electric rates whenever the forecasted aggregate over-collections or under-collections of the Utility’s electric procurement costs for the current year exceed 5% of the Utility’s prior-year generation revenues, excluding generation revenues for DWR contracts. The Utility also will update its forecasted 2011 electricity procurement costs in November 2010 for inclusion in the annual electric true-up proceeding, which will adjust electric and gas rates on January 1, 2011 to (1) reflect over and under-collections in the Utility’s major electric and gas balancing accounts, and (2) implement various other electricity and gas revenue requirement changes authorized by the CPUC and the FERC.

Additionally, effective on June 1, 2010, the Utility began a program to provide expedited rate relief to customers. The program, which will continue through the end of 2010, includes a reduction in system bundled average electric rates coupled with a rebalancing of the residential rate tiers to reduce rates in the highest tiers. The rate reduction is expected to reduce 2010 retail electric billings by $268 million. To provide this reduction, the Utility has accelerated the refund of various over-collections that otherwise would not be reflected in adjusted rates until January 2011 and the Utility has suspended collection of the authorized revenue requirement for the currently under-spent funds in the California Solar Initiative Program. The rate relief program will have no impact on net income for the Utility.

Investing Activities

The Utility’s investing activities consist of construction of new and replacement facilities necessary to deliver safe and reliable electricity and natural gas services to its customers. Cash used in investing activities depends primarily upon the amount and timing of the Utility’s capital expenditures, which can be affected by many factors, including the timing of regulatory approvals and the occurrence of storms and other events causing outages or damage to the Utility’s infrastructure. Cash used in investing activities also includes the proceeds from sales and maturities of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.

The Utility’s cash flows from investing activities for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
(in millions)	2010	2009
Capital expenditures	$ (2,794)	$ (3,022)
Decrease in restricted cash	61	732
Proceeds from sales and maturities of nuclear decommissioning trust investments	962	1,177
Purchases of nuclear decommissioning trust investments	(1,001)	(1,219)
Other	15	7

Net cash used in investing activities	$ (2,757)	$ (2,325)

Net cash used in investing activities increased by $432 million in the nine months ended September 30, 2010 compared to the same period in 2009. This increase was primarily due to a $700 million decrease in the restricted cash balance that resulted from an August 2009 payment to the PX to reduce the Utility’s liability for the remaining net disputed claims, with no similar payment in 2010. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

This increase was partially offset by a decrease of $228 million in capital expenditures mainly due to weather conditions in the first half of 2010 as compared to the same period in 2009 which delayed construction as work was shifted to emergency response; permitting, materials, and hardware purchase delays with no similar delays in 2009; and a larger decrease in 2010 than in 2009 in the amount of new customer connections as a result of the continuing economic slowdown.

Future cash flows used in investing activities are largely dependent on expected capital expenditures. (See “Capital Expenditures” below and in the 2009 Annual Report for further discussion of expected spending and significant capital projects.)

Financing Activities

The Utility’s cash flows from financing activities for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
(in millions)	2010	2009
Borrowings under revolving credit facilities	$ 400	$ 300
Repayments under revolving credit facilities	-	(300)
Net issuance (repayments) of commercial paper, net of discount of $2 in 2010 and $3 in 2009	251	(290)
Proceeds from issuance of short-term debt, net of issuance costs of $1 in 2009	-	499
Proceeds from issuance of long-term debt, net of discount and issuance costs of $12 in 2010 and 2009	838	847
Short-term debt matured	(500)	-
Long-term debt matured or repurchased	(95)	(909)
Energy recovery bonds matured	(285)	(273)
Preferred stock dividends paid	(11)	(10)
Common stock dividends paid	(537)	(468)
Equity contribution	170	688
Other	(40)	6

Net cash provided by financing activities	$ 191	$ 90

In the nine months ended September 30, 2010, net cash provided by financing activities increased by $101 million compared to the same period in 2009. Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities and the level of cash provided by or used in investing activities. The Utility generally utilizes long-term senior unsecured debt issuances and equity contributions from PG&E Corporation to fund debt maturities and capital expenditures and to maintain its CPUC-authorized capital structure, and relies on short-term debt to fund temporary financing needs.

PG&E Corporation

As of September 30, 2010, PG&E Corporation’s affiliates had entered into four tax equity agreements with privately held companies to fund residential and commercial retail solar energy installations. Under these agreements, PG&E Corporation will provide payments of up to $300 million, and in return, receive the benefits of local rebates, federal investment tax credits, and a share of these entities’ customer payments. As of September 30, 2010, PG&E Corporation had made total payments of $100 million under these tax equity agreements. PG&E Corporation’s financial exposure for these arrangements is primarily limited to its lease payments and investment contributions to these entities.

In addition to the investments above, PG&E Corporation had the following material cash flows on a stand-alone basis for the nine months ended September 30, 2010 and 2009; dividend payments, interest, common stock issuance, the issuance of 5.75% Senior Notes in the principal amount of $350 million in March 2009, net tax refunds of $139 million in 2009, and transactions between PG&E Corporation and the Utility.

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with business activities. These future obligations primarily relate to financing arrangements (such as long-term debt, preferred stock, and certain forms of regulatory financing), purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and the purchase of fuel and transportation to support the Utility’s generation activities. (Refer to the 2009 Annual Report, the Liquidity and Financial Resources section above and Notes 4 and 10 of the Notes to the Condensed Consolidated Financial Statements.)

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

Electric Distribution Reliability Program

On June 24, 2010, the CPUC authorized the Utility to recover capital expenditures of $357 million expected to be incurred beginning in 2010 and continuing through 2013 to implement electric distribution reliability improvement projects designed to decrease the frequency and duration of electricity outages. The Utility had requested that the CPUC approve a more comprehensive six-year reliability improvement program at an estimated capital cost of $2.0 billion. The CPUC determined that the Utility had not demonstrated the need for the entirety of the requested capital expenditure amount and authorized a scaled-back three-year program to implement portions of the Utility’s proposed program. The CPUC also noted that any future investment in reliability projects can be considered in the Utility’s 2014 General Rate Case and subsequent general rate cases. The CPUC adopted the Utility’s proposal to set rates based on the adopted cost forecasts with a balancing account to accumulate any difference in revenue requirement based on recorded costs compared to the adopted forecast. The Utility is required to file annual reports (by March 1) to describe work performed during the previous calendar year and to include a forecast of work to be performed in the current year.

New Generation Facilities

Proposed Oakley Generation Facility

In September 2009, the Utility requested that the CPUC approve several agreements for new long-term generation resources to meet forecasted customer demand, including three power purchase agreements and an agreement for a third party to develop and construct a new 586 megawatt (“MW”) natural gas-fired facility in Oakley, California that would be transferred to the Utility upon completion. The initial estimated on-line date for the Oakley facility was June 2014. On July 29, 2010, the CPUC approved the power purchase agreements but the CPUC denied the Utility’s request for approval of the proposed Oakley generation facility finding that the new facility is not needed to meet forecasted customer demand. The Utility and the developer revised their agreement and on August 23, 2010, the Utility requested that the CPUC modify its prior decision and approve the Oakley project, with a guaranteed commercial availability date of June 2016. On November 2, 2010, a proposed decision was issued by the assigned CPUC administrative law judge that would deny the Utility’s request. Also on November 2, 2010, an alternate proposed decision was issued by a CPUC commissioner that would approve the Oakley project with a commercial availability date of June 2016. The Utility is unable to predict the outcome of this matter.

Humboldt Bay Generating Station

As of September 30, 2010, the Utility has incurred $227 million to construct a 163 MW power plant to re-power the Utility’s existing power plant at Humboldt Bay, which is at the end of its useful life. The CPUC has authorized the Utility to recover associated capital costs of $239 million for the construction. Humboldt Bay commenced commercial operations in the third quarter of 2010.

Colusa Generating Station

As of September 30, 2010, the Utility has incurred capital costs of $644 million to construct a 657 MW combined cycle generating facility located in Colusa County, California. The CPUC has authorized the Utility to recover capital costs of $673 million for the construction of the facility. Subject to meeting operational performance requirements and other conditions, it is anticipated that the Colusa Generating Station will commence operations by the end of 2010.

New Renewable Energy Development

On April 22, 2010, the CPUC approved the Utility’s proposed five-year program for the development of up to 250 MW of solar photovoltaic (“PV”) facilities and to enter into power purchase agreements for an additional 250 MW of PV facilities to be developed by third parties. The Utility has been authorized to build 50 MW of utility-owned PV facilities each year of the program. If the Utility builds less than 50 MW in a program year, it may roll forward no more than 10 MW of un-deployed capacity to be developed in a subsequent program year. The first year of the five-year program began on October 11, 2010.

The CPUC has authorized the Utility to recover its actual capital costs to develop utility-owned PV facilities, subject to an aggregate price cap of up to $1.5 billion based on the maximum 250 MW authorized to be developed by the Utility. The CPUC also established an incentive mechanism that allows the Utility shareholders to retain 10% of the savings if the average capital cost per-kilowatt of the new Utility-owned PV facilities is less than a specified maximum amount per kilowatt. The remaining 90% of any such savings would be passed through to customers. As the Utility’s new PV facilities begin commercial operation, the project costs would be included in the Utility’s rate base and the Utility would be entitled to earn a rate of return on the additional rate base.

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

CONTINGENCIES

PG&E Corporation and the Utility have significant contingencies; including Chapter 11 disputed claims, claims arising from the San Bruno Accident, tax matters, legal matters, and environmental matters, which are discussed in Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements.

REGULATORY MATTERS

This section of MD&A discusses significant regulatory developments that have occurred since the 2009 Annual Report was filed with the SEC.

2011 General Rate Case Application

On October 15, 2010, the Utility, together with the CPUC’s Division of Ratepayer Advocates (“DRA”), The Utility Reform Network (“TURN”), Aglet Consumer Alliance and nearly all other intervening parties, filed a motion with the CPUC seeking approval of a settlement agreement to resolve almost all of the issues raised by the parties in the Utility’s 2011 GRC. The proposed settlement agreement will be subject to public comment in the GRC proceeding and then considered by the full CPUC. In the GRC, the Utility requested an overall increase in electric distribution, gas distribution and utility-owned generation revenue requirements of $1.1 billion over currently authorized amounts effective January 1, 2011.

Revenue Requirements

The settlement agreement proposes that the Utility’s total 2011 revenue requirements be increased by $395 million, including $103 million related to depreciation rate changes. In addition, the settlement agreement proposes to (1) establish a new balancing account for meter reading costs outside of the GRC that offsets $113 million requested in the GRC application and (2) remove $30 million of requested revenue requirements from the GRC for consideration in other ratemaking proceedings. Furthermore, approximately $44 million of the revenue requirement the Utility requested in the GRC application remains subject to litigation in the GRC.

The following table shows the differences, based on cost category, between the amount of revenue requirements included in the GRC application and the amount proposed in the settlement agreement:

(in millions)	Amounts Included in the GRC Application	Amounts Proposed in the Settlement Agreement	Difference
Operations and maintenance	$ 1,437	$ 1,308	$ (129)
Customer services	498	329	(169)
Administrative and general	857	768	(89)
Less: Revenue credits	(151)	(149)	2
Franchise fees and uncollectible customer accounts, taxes (other than income taxes), and other adjustments	188	120	(68)
Depreciation, return, and income taxes	3,817	3,601	(216)

Total Revenue Requirements	$ 6,646	$ 5,977	$ (669)

The following paragraphs describe the revenue requirement reductions proposed in the settlement agreement compared to the amounts included in the GRC application:

•

The $129 million reduction in revenue requirements for operations and maintenance costs reflects a lower forecast of costs for among other things, customer assistance services related to new customer connections, vegetation management, and development of utility-owned renewable generation.

•

The $169 million reduction in revenue requirements for customer services costs reflects the reduction of costs related to customer retention and economic development efforts, information technology, dynamic pricing, and meter reading. While the Utility’s GRC application requested recovery of $113 million for meter reading costs in 2011, the settlement agreement proposes that these costs will instead be recovered via a new balancing account. The balancing account would track and recover incurred meter reading costs, subject to a cap of $76 million, and the Utility also would retain the cost savings attributable to decreased meter reading costs due to the installation of SmartMeter™ devices. The total of the balancing account recovery plus retained cost savings is estimated to approximate the $113 million originally requested.

•

The $89 million reduction in administrative and general reflects lower funding for various PG&E Corporation and Utility corporate service functions and lower funding for employee incentive compensation. The Utility also agreed to seek recovery of $5 million of costs incurred in connection with the sale of property in another proceeding rather than the GRC.

•

The $68 million reduction in revenue requirements relating to franchise fees and uncollectible customer accounts, taxes (other than income), and other adjustments, includes $44 million related to return and income taxes on the Utility’s unrecovered investment in conventional electric meters that have been replaced by SmartMeterTM devices. The parties have agreed that this part of the Utility’s request will be litigated as part of the GRC proceeding. If the Utility is successful, the $44 million will be added back to the Utility’s 2011 electric distribution revenue requirement. The settlement agreement also would adopt a higher uncollectible revenue factor that would be used in another CPUC proceeding to determine the amount of revenue the Utility can collect to offset uncollectible customer accounts. This is expected to result in additional revenues of approximately $4 million.

•

The $216 million reduction in revenue requirements for depreciation, return, and income taxes consists of a $105 million decrease driven by lower depreciation rates and a $111 million decrease related to lower capital expenditures and other rate base adjustments. About $49 million of the $111 million reduction is related to the treatment of nuclear fuel and fuel oil inventory balances. Under the settlement agreement, the Utility agreed to continue recovering carrying costs on these balances at short-term interest rates (estimated to be $1 million per year based on current rates) through the energy resource recovery balancing account (“ERRA”) in accordance with the current regulatory treatment of these costs, rather than as part of the authorized GRC rate base. Another $20 million of the reduction relates to costs to implement the California Independent System Operator’s Market Redesign and Technology Update (“MRTU”). Consistent with the settlement agreement, the Utility plans to seek recovery of MRTU-related costs through the ERRA or other proceedings.

In summary, the settlement agreement proposes revenue requirements of $3.2 billion for electric distribution (as compared to $3.5 billion included in the GRC application), $1.1 billion for natural gas distribution (as compared to $1.3 billion included in the GRC application), and $1.7 billion for electric generation operations (as compared to $1.8 billion included in the GRC application).

Attrition Year Revenues

The settlement agreement provides for an attrition increase of $180 million to the authorized 2011 revenues in 2012 and an additional increase of $185 million in 2013. On a comparable basis, the Utility had requested an attrition mechanism estimated to provide increases of approximately $262 million in 2012 and approximately $334 million in 2013.

Balancing Accounts

The settlement agreement proposes to establish a new “one-way” balancing account for the Utility to recover up to approximately $20 million per year for costs associated with the Utility’s natural gas distribution integrity management program. If these costs are not spent during the GRC period, the unspent funds must be refunded to customers. With the exception of this proposed new one-way balancing account and the proposed meter reading balancing account discussed above, the settlement agreement proposes to retain the existing balancing account structure without any substantial changes.

Capital Additions and Rate Base

The settlement agreement is consistent with capital expenditures for 2011-2013, averaging $2.2 billion to $2.3 billion per year for the portions of the Utility’s business addressed in the GRC. Proposed capital expenditures are lower than the amount included in the Utility’s GRC application, which averaged $2.7 billion per year, based on a lower forecast for new customer connections and lower capital expenditures for hydroelectric generation facilities, information technology systems, and fleet replacement. The ultimate amounts of capital expenditures will depend on a number of factors, including the level of operations and maintenance, administrative and general, and other costs.

The settlement agreement proposes a 2011 annual average rate base of $16.6 billion for the portions of the Utility’s business reviewed in the GRC compared with the Utility’s request of $17.2 billion. The difference of approximately $600 million is based on the reduction of capital expenditures described above, the removal of MRTU-related capital expenditures, the continued funding of nuclear fuel and fuel oil inventory through the ERRA proceeding rather than through rate base, and the adjustment of deferred taxes to reflect the Utility’s updated estimate of the impact of 2009 bonus depreciation.

Schedule

In order to allow settlement discussions to proceed, the CPUC suspended the procedural schedule for the GRC, which had previously provided for a final decision in December 2010. It is possible that the CPUC will not issue a decision until after the end of the year. On August 6, 2010, the Utility filed a motion requesting that, regardless of the timing of a CPUC decision, any revenue requirement change be effective on January 1, 2011. That motion remains pending before the CPUC.

PG&E Corporation and the Utility are unable to predict whether the CPUC will approve the settlement agreement.

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

On July 28, 2010, the Utility filed an application with the FERC requesting an annual retail transmission revenue requirement of $1.0 billion. The proposed rates represent an increase of $150 million over current authorized revenue requirements. On September 30, 2010, the FERC accepted the Utility’s application and also permitted the proposed rates to become effective on March 1, 2011, subject to refund following the conclusion of hearings and the outcome of judge-supervised settlement discussions.

On June 17, 2010, the FERC issued a notice of proposed rulemaking and established a proceeding to examine, among other issues, whether to change the FERC’s existing policy that provides incumbent traditional public utilities a “right of first refusal” to own, construct, and operate transmission facilities within their respective service territories. The rules that the FERC adopts in this proceeding may introduce additional competition from merchant or independent transmission project developers for the construction of certain transmission facilities that do not exist today. The rules that the FERC may adopt are not expected to impact the Utility’s transmission investment in 2010 or 2011.

2011 Gas Transmission and Storage Rate Case

In the Utility’s 2011 gas transmission and storage rate case, the CPUC will determine the rates and terms and conditions of the Utility’s gas transmission and storage services for a four-year period beginning January 1, 2011 and continuing through 2014.

Proposed Settlement Agreement

On August 20, 2010, the Utility and other parties, including TURN and the DRA, requested the CPUC to approve a proposed settlement agreement, known as the Gas Accord V Settlement Agreement (“Gas Accord V”), to set the Utility’s gas transmission and storage rates and associated revenue requirements, as well as the market structure, for 2011 through 2014. The proposed Gas Accord V also would extend a majority of the Gas Accord IV’s terms and conditions of natural gas transportation and storage services. (See the 2009 Annual Report for a discussion of the Gas Accord IV.) The CPUC’s approval of the proposed Gas Accord V is subject to the resolution of several objections raised by San Diego Gas & Electric Company and Southern California Gas Company regarding their rights and obligations under the proposed agreement.

The Gas Accord V proposes a 2011 natural gas transmission and storage revenue requirement of $514 million, an increase of $52 million over the 2010 adopted revenue requirement. The proposed revenue requirement for 2012 is $541 million, $565 million for 2013, and $582 million for 2014. The Gas Accord V proposes average annual capital expenditures of $174 million and average annual depreciation costs of $112 million. The Gas Accord V provides for a 2011 operating and maintenance expense level of $105 million which would increase at an annual average rate of 2% for 2012 through 2014.

Under the proposed Gas Accord V, approximately 45% of the authorized revenue requirements, primarily those costs allocated to core customers, would continue to be assured of recovery through balancing account mechanisms and fixed reservation charges. The Utility’s ability to recover its remaining revenue requirements would continue to depend on throughput volumes and the extent to which non-core customers and other shippers contract for firm transmission services. To reduce the Utility’s risk of non-recovery on these remaining revenue requirements, the proposed settlement agreement includes a revenue sharing mechanism. An under-collection or over-collection of the remaining revenue requirements associated with backbone transmission services (35% of authorized revenue requirement) would be shared equally between the Utility and customers (both core and non-core). Customers would be allocated 75% of any under-collection or over-collection of remaining revenue requirements associated with local transmission services (13% of authorized revenue requirement). Customers also would be allocated 75% of any over-collection in remaining revenue requirements associated with storage services (7% of authorized revenue requirement), but the Utility would be at risk for 100% of a net under-collection. The Gas Accord V provides for additional cost recovery mechanisms for costs that are difficult to forecast, such as the cost of electricity used to operate natural gas compressor stations and costs that are determined in other Utility regulatory proceedings.

Safety Phase

On October 15, 2010, an additional phase was added to the Utility’s 2011 Gas Transmission and Storage Rate Case to address the Utility’s natural gas pipeline safety, integrity, and reliability measures and the Utility’s emergency response procedures used in its natural gas transmission and storage operations. This new “safety phase” will focus on ensuring the safety and reliability of the Utility’s natural gas transmission and storage system. The CPUC will review and consider the types of protocols and procedures that the Utility should have in place or that the CPUC should immediately order to ensure the safe operation of the Utility’s gas transmission and storage operations over the next four years. The ruling notes that the new safety phase is distinct from the NTSB’s and the CPUC’s pending investigations into the cause of the San Bruno Accident, any proceedings that may be opened as a result of the CPUC’s investigation, and any federal or state legislation that may be adopted. Opening comments on the safety phase issues are due November 22, 2010, with reply comments due on December 27, 2010. A proposed decision on these issues is expected in February or March 2011.

Request to Make Rate Changes Effective on January 1, 2011

On October 8, 2010, the parties requested that the CPUC issue a final decision by December 21, 2010 to allow the Utility to adjust 2011 rates (upward or downward) from the date the CPUC issues a final decision on the Gas Accord V assuming the final decision is issued after January, 1, 2011. If the CPUC does not issue a decision on this request by January 1, 2011, the terms of the Gas Accord IV provide that the interim transmission and storage rates beginning January 1, 2011 will equal the rates in effect on December 31, 2010, plus a two percent escalator for local transmission rates.

Procedural Schedule

The CPUC’s procedural schedule calls for the CPUC to issue a final decision on the Gas Accord V and the litigated issues on or before March 10, 2011. It is expected that the CPUC’s procedural schedule for the safety phase will be set in early January 2011.

PG&E Corporation and the Utility are unable to predict whether or when the CPUC will approve the proposed Gas Accord V. PG&E Corporation and the Utility are also unable to predict what actions the CPUC may require the Utility to take as a result of the new safety phase and whether the costs the Utility incurs to take such actions would be recoverable in whole or part.

Finally, the costs contemplated under the Gas Accord V do not include potential costs associated with the Utility’s proposed Pipeline 2020 program of initiatives, announced on October 12, 2010, to work with regulators and industry experts to strengthen the natural gas system over the next decade. The program is expected to focus on the modernization of critical pipeline infrastructure, the use of automatic or remotely operated shut-off valves, the development of industry-leading best practices, and enhancing public safety. As part of this program, the Utility plans to create a new non-profit entity to research and develop next-generation pipeline inspection and diagnostic tools. The Utility will provide $10 million to fund this new entity at no cost to customers.

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

On September 28, 2010, a proposed decision was issued by the assigned CPUC administrative law judge recommending that no additional incentive revenues be awarded to the Utility. Also on September 28, 2010, an alternate proposed decision was issued by a CPUC commissioner that recommends that the Utility be awarded additional incentive revenues of $40 million, an amount equal to the amounts that had been held back from the interim awards.

The CPUC is scheduled to issue a final decision to complete the true-up process by the end of 2010. PG&E Corporation and the Utility are unable to predict the amount, if any, of additional incentive revenues the Utility may receive for the 2006-2008 program cycle.

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

2009 Energy Resource Recovery Account Compliance Proceeding

The Utility recovers its electricity procurement costs and the fuel costs for the Utility’s own generation facilities (but excluding the costs of electricity allocated to the Utility’s customers under DWR contracts) through ERRA, a balancing account that tracks the difference between (1) billed/unbilled ERRA revenues and (2) electric procurement costs incurred under the Utility’s authorized procurement plans. To determine rates used to collect ERRA revenues, each year the CPUC reviews the Utility’s forecasted procurement costs related to power purchase agreements and generation fuel expense and approves a forecasted revenue requirement. The CPUC also performs an annual compliance review of the procurement activities recorded in the ERRA to ensure that the Utility’s procurement activities are in compliance with its approved procurement plans.

The Utility’s 2009 ERRA compliance review proceeding is currently pending before the CPUC. On July 9, 2010, the DRA filed testimony to recommend that the CPUC disallow $176 million of costs that the DRA estimates the Utility incurred in 2009 to buy power during 110 outages of the Utility’s own generation facilities. The DRA argued that since the Utility did not present evidence of the reasonableness of its outage management activities and the related replacement costs in its initial application and testimony, these costs should be disallowed. On August 4, 2010, the CPUC administrative law judge overseeing the proceeding granted the Utility’s request to strike the DRA’s testimony. The CPUC is expected to issue a final decision in this proceeding by December 31, 2010.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public. (See “Risk Factors” in the 2009 Annual Report.) These laws and requirements relate to a broad range of the Utility’s activities, including the discharge of pollutants into the air, water, and soil; the transportation, handling, storage, and disposal of spent nuclear fuel; remediation of hazardous wastes; and the reporting and reduction of carbon dioxide and other GHG emissions. (In July 2010, PG&E Corporation and the Utility posted their annual Corporate Responsibility and Sustainability Report at http://www.pgecorp.com. This report includes the Utility’s third-party verified GHG emissions data for 2008. This report is not incorporated by reference into this quarterly report.)

Recent developments since the 2009 Annual Report was filed are discussed below.

Climate Change

AB 32 requires the gradual reduction of GHG emissions in California to 1990 levels by 2020 on a schedule beginning in 2012. (See “Environmental Matters” in the 2009 Annual Report.) On November 2, 2010, California voters defeated a ballot initiative, Proposition 23, to suspend AB 32.

In December 2008, the California Air Resources Board (“CARB”), the state agency charged with setting and monitoring GHG and other emission limits, adopted a scoping plan that contains recommendations for achieving the maximum technologically feasible and cost-effective GHG reductions to meet the 2020 reduction target. These recommendations include increasing renewable energy supplies, increasing energy efficiency goals, expanding the use of combined heat and power facilities, and developing a multi-sector cap-and-trade program.

On September 23, 2010, the CARB adopted regulations that require virtually all load-serving entities, including the Utility, to increase their deliveries of renewable energy to meet specific annual targets. For 2012, 2013, and 2014, the amount of electricity delivered from renewable energy resources must equal at least 20% of total energy deliveries, increasing to 24% in 2015, 2016, and 2017, 28% in 2018 and 2019, and 33% in 2020 and beyond. Regulated load-serving entities are allowed to use an unlimited number of tradable renewable energy credits (“RECs”) to comply. (A tradable REC refers to a certificate of proof of the procurement of the green attributes unbundled from the associated energy. The certificate may be transferred to any third party and resold.) The CARB can impose penalties for failure to meet the targets but it is unclear how the penalties would be calculated or whether the total penalties are subject to an annual maximum. For example, the CPUC has established an annual maximum penalty of $25 million for failure to meet the existing renewable portfolio standard (“RPS”) established under California law. Further, the CARB did not adopt “flexible compliance rules” such as those used by the CPUC to determine compliance with current RPS requirements. The CARB has directed its staff to modify the regulations to address concerns about the potential for excessive penalties. It is uncertain when the modified final regulations will be issued.

In addition, on October 28, 2010, the CARB issued proposed cap-and-trade regulations and proposed amendments to the existing regulation for the mandatory reporting of GHG emissions. Following a 45-day public comment period, these regulations will be presented for the CARB’s consideration in mid-December 2010. If adopted by the CARB and approved by the Office of Administrative Law, the regulations would set an annual cap on GHG emissions from 2012 to 2020 and allow companies to buy and sell emission allowances or offsets to meet the applicable cap. Some emission allowances would be allocated to the electric sector utilities at no cost for the benefit of their customers. The price of other emission allowances would be subject to a price collar. The CARB has indicated that the natural gas and transportation-fuel sectors will not be included in the cap-and-trade program until 2015. The ultimate financial impact of the new cap-and-trade system will depend on various factors, including the quantity of allowances that are freely allocated to utilities for customer benefit, the actual market price of emissions allowances over time, the availability of emission offsets, and the extent to which California’s cap-and-trade program is linked to other state, regional or national programs.

Renewable Energy Resources

Current California law establishes a RPS that requires California retail sellers of electricity, such as the Utility, to increase their deliveries of renewable energy (such as biomass, hydroelectric facilities with a capacity of 30 MW or less, wind, solar, and geothermal energy) each year, so that the amount of electricity delivered from these eligible renewable resources equals at least 20% of their total retail sales by the end of 2010. If a retail seller is unable to meet its target for a particular year, the current CPUC “flexible compliance” rules allow the retail seller to use future energy deliveries from already-executed contracts to satisfy any shortfalls, provided those deliveries occur within three years of the shortfall. For the year ended December 31, 2009, the Utility’s RPS-eligible renewable resource deliveries equaled 14.4% of its total retail electricity sales. Most of the renewable energy that was delivered was purchased by the Utility from third parties, mainly under agreements with qualifying facility generators, irrigation districts, and other bilateral contracts. As of September 30, 2010, the Utility believes it will meet the RPS mandate for 2010 through reliance on the CPUC’s flexible compliance rules. On September 1, 2010, the California Legislature failed to pass Senate Bill 722 which proposed to establish a 33% RPS by 2020. Additional legislation may be considered and adopted in the future. In addition, as described above, the CARB has adopted regulations imposing a 33% renewable energy standard to be met by 2020 to help reduce GHG emissions as required by AB 32.

Uncertainty still exists regarding whether RECs can be used to comply with the current RPS requirements. The

CPUC issued a decision in March 2010 which, among other provisions, imposes a price cap of fifty dollars per tradable REC, and permits investor-owned utilities to use tradable RECs to comply with up to 25% of their annual RPS procurement target in any year and carry over any excess RECs for compliance in future years. For purposes of computing the annual limit, the CPUC decision classifies power-purchase contracts with out-of-state renewable generation facilities as RECs. Most of the Utility’s power-purchase contracts with out-of-state renewable generation facilities would be included in the computation of the 25% limit, negatively affecting the Utility’s ability to meet the RPS. The CPUC stayed its decision in May 2010 after various parties, including the Utility, requested the CPUC to modify the decision. A proposed decision has been issued which, if adopted by the CPUC, would lift the stay, reaffirm the price cap, increase the REC limit to 30%, and exclude power-purchase contracts for out-of state-renewable resources from the 30% limit if the contracts had been executed and approved by the CPUC before March 11, 2010. The proposed decision provides that the annual 30% limit and price cap would expire automatically on December 31, 2013. On October 25, 2010, an alternate proposed decision was issued that, if approved by the CPUC, would lift the stay, reaffirm the price cap and annual 25% limit on REC transactions as approved in the CPUC’s March 2010 decision, and reinstate provisions in the March 2010 decision that would increase the REC usage cap if approved contracts as of the effective date of that decision would cause a utility to be over the cap. Otherwise, if a utility subsequently exceeds the cap, the utility may bank forward the deliveries to a year in which the cap is not exceeded. Furthermore, the alternate proposed decision would require the annual limit and price cap to remain in effect until it is superseded by a CPUC decision or an act of California Legislature. If the alternate proposed decision is approved, renewable energy contracts submitted after May 6, 2010 (the date the stay becomes effective) must be re-filed to comply with the CPUC’s March 2010 decision. It is uncertain when the CPUC will take action on the proposed decisions.

Water Quality

There is continuing uncertainty about the status of state and federal regulations issued under Section 316(b) of the Clean Water Act, which require that cooling water intake structures at electric power plants, such as the nuclear generation facilities at Diablo Canyon, reflect the best technology available to minimize adverse environmental impacts. Although the U.S. EPA will not issue draft revised regulations until February 2011, on May 4, 2010, the California Water Resources Control Board (“Water Board”) adopted a policy on once-through cooling. The policy, effective October 1, 2010, generally requires the installation of cooling towers or other significant measures to reduce the impact on marine life from existing power generation facilities by at least 85%. However, with respect to the state’s nuclear power generation facilities, the policy allows other compliance measures to be taken if the costs to install cooling towers are “wholly out of proportion” to the costs considered by the Water Board in developing its policy or if the installation of cooling towers would be “wholly unreasonable” after considering non-cost factors such as engineering and permitting constraints and adverse environmental impacts. The Utility believes that the costs to install cooling towers at Diablo Canyon, which could be as much as $4.5 billion, will meet the “wholly out of proportion” test. The Utility also believes that the installation of cooling towers at Diablo Canyon would be “wholly unreasonable.” If the Water Board disagreed and if the installation of cooling towers at Diablo Canyon were not technically or economically feasible, the Utility may be forced to cease operations at Diablo Canyon and may incur a material charge. (See Note 16 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report for more information.) Assuming the Water Board does not require the installation of cooling towers at Diablo Canyon, the Utility could incur significant costs to comply with alternative compliance measures or to make payments to support various environmental mitigation projects. The Utility would seek to recover such costs in rates. The Utility’s Diablo Canyon operations must be in compliance with the Water Board’s policy by December 31, 2024.

Remediation

The Utility has been, and may be, required to pay for environmental remediation at sites where it has been, or may be, a potentially responsible party under federal and state environmental laws. These sites include former manufactured gas plant sites, power plant sites, gas gathering sites, sites where natural gas compressor stations are located, and sites used by the Utility for the storage, recycling, or disposal of potentially hazardous substances. Under federal and California laws, the Utility may be responsible for remediation of hazardous substances even if it did not deposit those substances on the site. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements, for a discussion of estimated environmental remediation liabilities.)

OTHER MATTERS

SmartMeterTM Technology

The CPUC has authorized the Utility to recover $2.2 billion in estimated project costs, including $1.8 billion of capital expenditures to install approximately 10 million advanced electric and gas meters throughout the Utility’s service territory by the end of 2012. As of September 30, 2010, the Utility has incurred $1.9 billion in connection with its SmartMeter™ program. In light of unanticipated cost pressures, including those relating to customer-related communications and outreach issues that have arisen since the summer of 2009, the Utility forecasts that total costs may exceed $2.2 billion. The CPUC also has authorized the Utility to recover in rates 90% of up to $100 million in costs that exceed $2.2 billion without a reasonableness review. Costs incurred by the Utility in excess of $2.3 billion would be subject to a reasonableness review for recovery. The Utility is unable to predict whether it will incur a material amount of costs in excess of these authorized amounts and whether the Utility would be able to recover such additional costs through rates.

Advanced electric meters, which record energy usage in hourly or quarter-hourly increments, allow customers to track energy usage throughout the billing month and thus enable greater customer control over electricity costs. Usage data is collected through a wireless communication network and transmitted to the Utility’s information system where the data is stored and used for billing and other Utility business purposes. These meters will allow the implementation of “dynamic pricing” rates that are designed to reflect the higher cost of electricity during periods of high demand. The CPUC has ordered the Utility to implement certain dynamic pricing rates for some customer classes by February 2011. The Utility has requested that the CPUC extend the date to November 2011 to allow the Utility more time to develop the web-based tools necessary for customers to evaluate the new rates.

As of September 30, 2010, the Utility has 6.9 million meters installed. Based on the tests that the Utility has performed, more than 99% of the meters perform accurately as designed and within expectations. The Utility has not found any material design defects, but has found, as is to be expected with any new technology applied on this scale, that a small percentage of the meters recorded inaccurate energy usage, were not properly installed, or were affected by issues relating to the meter’s data storage capabilities or wireless communication features. When issues are identified, the Utility is taking prompt action with the technology and services vendors to remediate the issues. The Utility has implemented new pre-installation quality control procedures. The Utility also has increased its customer education and outreach efforts, including posting weekly data reports on its website to inform customers and the public about the findings of the Utility’s assessment.

On June 17, 2010, the City and County of San Francisco (“CCSF”) filed a petition requesting the CPUC to temporarily suspend the installation of additional SmartMeter™ devices until the CPUC has completed its independent assessment. CCSF also filed a motion requesting expedited treatment of its petition. Several municipalities filed pleadings in support of CCSF’s petition. On September 2, 2010, the CPUC released the report of its independent consultant that was engaged by the CPUC to assess the Utility’s SmartMeter™ program, including meter and billing accuracy, customer complaints, end-to-end operational processes, and overall program planning and performance. The consultant’s evaluation report found that the Utility’s SmartMeter™ devices and related billing processes perform accurately and as designed. On September 22, 2010, a CPUC administrative law judge denied CCSF’s request for expedited treatment of its petition and requested the parties to submit comments on CCSF’s petition in light of the consultant’s report. On October 15, 2010, the Utility filed comments urging the CPUC to dismiss CCSF’s petition given the reports’ findings on meter and billing accuracy. Other parties have requested that the CPUC take additional steps before concluding its investigation.

The CPUC is also considering two additional requests from private groups to halt the installation of SmartMeter™ devices based on concerns about the health, environmental, and safety impacts of the radio frequency (“RF”) technology on which the Utility’s SmartMeter™ program relies. On October 26, 2010, a proposed decision was issued that, if adopted by the CPUC, would dismiss one of the requests on the basis that the SmartMeter™ devices are licensed and certified by the Federal Communications Commission (“FCC”) and comply with all FCC requirements.

On October 25, 2010, the Superior Court in Bakersfield, California, granted the Utility’s request to dismiss a class action lawsuit that had alleged that the new meters, wireless network, and software and billing system led to electric bill overcharges. The court agreed with the Utility that the lawsuit should be dismissed because, among other reasons, the CPUC retains exclusive jurisdiction over the issues raised in the lawsuit. The court’s order permits the plaintiffs to file a new lawsuit within 20 days in lieu of appealing the dismissal. In addition, on September 17, 2010, the lawyer that filed the Superior Court class action lawsuit filed an application at the CPUC, on behalf of customers, requesting that the CPUC modify its prior decisions and shift the costs of the Utilitys SmartMeter™ technology upgrade to the Utility. On October 27, 2010, the Utility requested that the CPUC dismiss the application because it improperly seeks to re-litigate issues the CPUC has already decided on.

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

In addition, class action complaints have been filed in federal and California state court against the various companies that have supplied SmartMeter™ devices, components, and software to the Utility. (These complaints do not name the Utility as a defendant.) These complaints allege that the new meters report electric consumption in amounts materially greater than the electricity that the class members actually consumed, resulting in electric bill overcharges.

The Utility is continuing to install the new meters. Various municipalities in the Utility’s service territory have approved ordinances to either suspend or prohibit the installation of SmartMeter™ devices primarily based on concerns about the health, environmental, and safety impacts of the RF technology on which the Utility’s SmartMeter™ program relies. The CPUC has stated that such ordinances would interfere with the CPUC’s exclusive jurisdiction over the Utility’s SmartMeter™ program.

The outcome of the matters discussed above may have an effect on the Utility’s ability to recover costs to implement advanced metering if the CPUC finds that the costs are not reasonable or are otherwise disallowed. Further, if the Utility is prohibited from continuing to install the new meters or if the Utility otherwise fails to recognize the expected benefits of its advanced metering infrastructure, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows could be materially adversely affected.

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

Price Risk

The Utility is exposed to commodity price risk as a result of its electricity and natural gas procurement activities, including the procurement of natural gas and nuclear fuel necessary for electricity generation and natural gas procurement for core customers. As long as the Utility can conclude that it is probable that its reasonably incurred wholesale electricity procurement costs and natural gas costs are recoverable, fluctuations in electricity and natural gas prices will not affect earnings but may impact cash flows. The Utility’s natural gas transportation and storage costs for core customers are also fully recoverable through a ratemaking mechanism.

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

The Utility’s value-at-risk calculated under the methodology described above was $14 million at September 30, 2010. The Utility’s high, low, and average values-at-risk at September 30, 2010 were $20 million, $10 million, and $14 million, respectively.

See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion of price risk management activities.

Interest Rate Risk

Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. At September 30, 2010, if interest rates changed by 1% for all current PG&E Corporation and the Utility variable rate and short-term debt and investments, the change would affect net income for the next 12 months by $8 million, based on net variable rate debt and other interest rate-sensitive instruments outstanding.

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

The following table summarizes the Utility’s net credit risk exposure to its counterparties, as well as the Utility’s credit risk exposure to counterparties accounting for greater than 10% net credit exposure, as of September 30, 2010 and December 31, 2009:

(in millions)	Gross Credit Exposure Before Credit Collateral (1)	Credit Collateral	Net Credit Exposure (2)	Number of Wholesale Customers or Counterparties >10%	Net Exposure to Wholesale Customers or Counterparties >10%
September 30, 2010	$ 189	$ 26	$ 163	2	$ 117
December 31, 2009	$ 202	$ 24	$ 178	3	$ 154

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

CRITICAL ACCOUNTING POLICIES

The preparation of Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies described below are considered to be critical accounting policies, due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates. In addition, management has made significant estimates and assumptions about accruals related to the rupture of a natural gas transmission pipeline owned and operated by the Utility in the City of San Bruno, California on September 9, 2010, as well as accruals for various legal matters. Actual results may differ substantially from these estimates. These policies and their key characteristics are discussed in detail in the 2009 Annual Report. They include:

•	regulatory assets and liabilities;

•	environmental remediation liabilities;

•	asset retirement obligations;

•	accounting for income taxes; and

•	pension and other postretirement plans.

For the nine months ended September 30, 2010, there were no changes in the methodology for computing critical accounting estimates and no material changes to the important assumptions underlying the critical accounting estimates. New critical accounting estimates are described below.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of September 30, 2010, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 (“1934 Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the 1934 Act is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Diablo Canyon Power Plant

On October 1, 2010, the state Water Board adopted a policy on once-through cooling. The policy, effective October 1, 2010, generally requires the installation of cooling towers or other significant measures to reduce the impact on marine life from existing power generation facilities by at least 85%. However, with respect to the state’s nuclear power generation facilities, the policy allows other compliance measures to be taken if the costs to install cooling towers are “wholly out of proportion” to the costs considered by the Water Board in developing its policy or if the installation of cooling towers would be “wholly unreasonable” after considering non-cost factors such as engineering and permitting constraints and adverse environmental impacts. The policy could affect future negotiations between the Water Board and the Utility regarding the status of the 2003 settlement agreement concerning a proposed draft Cease and Desist Order issued by the Water Board against the Utility. For more information about the settlement agreement, see PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1, “Legal Proceedings” in PG&E Corporation’s and the Utility’s combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. For more information about the state once-through cooling policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters – Water Quality” above.

PG&E Corporation and the Utility believe that the ultimate outcome of this matter will not have a material adverse impact on the Utility’s financial condition or results of operations.

San Bruno Accident

Following the San Bruno Accident, various lawsuits, including two class action lawsuits, have been filed by residents of San Bruno in the San Mateo County Superior Court and San Francisco County Superior Court against PG&E Corporation and the Utility. The class action lawsuits include a demand that the $100 million the Utility announced would be available for assistance be placed under court supervision. These lawsuits allege causes of action for strict liability, negligence, public nuisance, private nuisance, and declaratory relief. Another lawsuit was filed in San Mateo County Superior Court as a purported shareholder derivative lawsuit to seek recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims. The other lawsuits, including some that have been filed in San Francisco County Superior Court, seek to recover damages for wrongful death, property damage, and personal injury.

The Utility maintains liability insurance for damages in the approximate amount of $992 million in excess of a $10 million deductible. Although PG&E Corporation and the Utility currently consider it likely that most of the costs the Utility incurs for third-party claims relating to the San Bruno Accident will ultimately be covered by this insurance, no amounts for insurance recoveries have been recorded as of September 30, 2010. PG&E Corporation and the Utility are unable to predict the amount and timing of such recoveries.

For more information regarding the San Bruno Accident and the related NTSB and CPUC investigations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Explosion and Fires in San Bruno, California.”

ITEM 1A. RISK FACTORS

A discussion of the significant risks associated with investments in the securities of PG&E Corporation and the Utility is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in the 2009 Annual Report.

The ultimate amount of loss the Utility bears in connection with the San Bruno Accident could have a material adverse impact on PG&E Corporation’s and the Utility’s financial condition and results of operations.

PG&E Corporation’s and the Utility’s financial statements for the period ended September 30, 2010 reflect a provision of $220 million for estimated third-party claims related to the San Bruno Accident, including personal injury and property damage claims, damage to infrastructure, emergency response, and other damage claims. Various lawsuits, including two class action lawsuits, have been filed by residents of San Bruno against PG&E Corporation and the Utility seeking to recover damages for wrongful death, property damage, and personal injury and seeking other relief. The process for estimating costs associated with third-party claims relating to the San Bruno Accident requires management to exercise significant judgment based on a number of assumptions and subjective factors. The Utility estimates that it may incur as much as $400 million for third-party claims depending on the final outcome of the NTSB and CPUC investigations and the number, nature, and value of third-party claims.

As more information becomes known, including information resulting from the NTSB and CPUC investigations, management’s estimates and assumptions regarding the financial impact of the San Bruno Accident may change. A change in management’s estimates or assumptions could result in an adjustment that would have a material impact on PG&E Corporation’s and the Utility’s financial condition and results of operations during the period in which such change occurred.

The Utility maintains liability insurance for damages in the approximate amount of $992 million after a $10 million deductible. PG&E Corporation and the Utility currently consider it likely that most of the costs the Utility incurs for third-party claims relating to the San Bruno Accident will ultimately be covered by this insurance. However, PG&E Corporation and the Utility are unable to predict the timing and amount of insurance recoveries.

If the Utility records losses in connection with third-party claims related to the San Bruno Accident that materially exceed the amount it has accrued for these liabilities, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows could be materially adversely affected in the reporting periods during which additional charges are recorded depending on whether and when the Utility is able to record or collect insurance recoveries in amounts sufficient to offset such additional accruals during the same reporting periods.

In addition, the Utility currently anticipates that it will incur additional unbudgeted costs for inspection and maintenance of its natural gas transmission system. The Utility also may incur costs, beyond the amount currently anticipated, in response to NTSB or CPUC orders or requests as the investigations continue. Further, state or federal legislation may be enacted that would require the Utility to incur additional costs by mandating various changes, including changes to its operating practice standards for natural gas transmission operations and safety, use of certain types of inspection methods and equipment, and installations of certain types of valves. If the Utility incurs a material amount of costs that it is unable to recover through rates or offset through operational or other cost savings, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows would be materially and adversely affected.

Finally, if it is determined that the Utility did not comply with applicable statutes, regulations, rules, tariffs, or orders in connection with the San Bruno Accident or in connection with the operations or maintenance of the Utility’s natural gas system, and the Utility is ordered to pay a material amount in customer refunds, penalties, or other amounts, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows would be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, PG&E Corporation made equity contributions totaling $40 million to the Utility in order to maintain the 52% common equity component of its CPUC-authorized capital structure and to ensure that the Utility has adequate capital to fund its capital expenditures. The Utility did not make any sales of unregistered equity securities during the quarter ended September 30, 2010.

Issuer Purchases of Equity Securities

PG&E Corporation common stock:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2010	496 (1)	$ 42.56	-	$ -
August 1 through August 31, 2010	-	-	-	-
September 1 through September 30, 2010	-	-	-	-

Total	496	$ 42.56	-	$ -

    (1) Shares of PG&E Corporation common stock tendered to pay stock option exercise price.

During the quarter ended September 30, 2010, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the nine months ended September 30, 2010 was 3.32. The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the nine months ended September 30, 2010 was 3.26. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement Nos. 33-62488 and 333-149361 relating to various series of the Utility’s first preferred stock and its senior notes, respectively.

PG&E Corporation’s earnings to fixed charges ratio for the nine months ended September 30, 2010 was 3.10. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-149360 relating to its senior notes.

ITEM 6. EXHIBITS

4.1	Tenth Supplemental Indenture dated as of September 15, 2010 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated September 15, 2010 (File No. 1-2348), Exhibit 4.1)

4.2	Eleventh Supplemental Indenture dated as of October 12, 2010 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due October 11, 2011 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated October 12, 2010 (File No. 1-2348), Exhibit 4.1)

*10.1	Supplemental Executive Retirement Plan of PG&E Corporation as amended effective as of September 15, 2010

*10.2	PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective September 15, 2010

*10.3	PG&E Corporation 2010 Executive Stock Ownership Guidelines as adopted September 14, 2010, effective January 1, 2011

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema

***101.CAL	XBRL Taxonomy Extension Calculation

***101.DEF	XBRL Extension Definition

***101.LAB	XBRL Taxonomy Extension Label

***101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory agreement.

**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

***	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections. These files are being submitted only by PG&E Corporation and not by its subsidiary, Pacific Gas and Electric Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

KENT M. HARVEY
Kent M. Harvey Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

SARA A. CHERRY
Sara A. Cherry Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: November 4, 2010

EXHIBIT INDEX

4.1	Tenth Supplemental Indenture dated as of September 15, 2010 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated September 15, 2010 (File No. 1-2348), Exhibit 4.1)

4.2	Eleventh Supplemental Indenture dated as of October 12, 2010 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due October 11, 2011 (incorporated by reference to Pacific Gas and Electric Company’s Current Report on Form 8-K dated October 12, 2010 (File No. 1-2348), Exhibit 4.1)

*10.1	Supplemental Executive Retirement Plan of PG&E Corporation as amended effective as of September 15, 2010

*10.2	PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective September 15, 2010

*10.3	PG&E Corporation 2010 Executive Stock Ownership Guidelines as adopted September 14, 2010, effective January 1, 2011

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema

***101.CAL	XBRL Taxonomy Extension Calculation

***101.DEF	XBRL Extension Definition

***101.LAB	XBRL Taxonomy Extension Label

***101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory agreement.

**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

***	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections. These files are being submitted only by PG&E Corporation and not by its subsidiary, Pacific Gas and Electric Company.