Form 10-Q
period 2014-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2014-05-01
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 OR

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

PG&E Corporation:	[X] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:	[ ] Yes [X] No
Pacific Gas and Electric Company:	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 22, 2014:
PG&E Corporation:	464,756,373
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

i

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Annual Report	PG&E Corporation's and Pacific Gas and Electric Company's combined Annual Report on Form 10-K for the year ended December 31, 2013
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
CAISO	California Independent System Operator
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
EPS	earnings per common share
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GT&S	gas transmission and storage
IRS	Internal Revenue Service
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
ORA	Office of Ratepayer Advocates
PSEP	pipeline safety enhancement plan
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or the CPSD
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)

ii

PART I.  FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended
	March 31,
(in millions, except per share amounts)	2014	2013
Operating Revenues
Electric	$3,001	$2,799
Natural gas	890	873
Total operating revenues	3,891	3,672
Operating Expenses
Cost of electricity	1,210	983
Cost of natural gas	360	346
Operating and maintenance	1,299	1,338
Depreciation, amortization, and decommissioning	538	503
Total operating expenses	3,407	3,170
Operating Income	484	502
Interest income	3	2
Interest expense	(185)	(176)
Other income, net	19	28
Income Before Income Taxes	321	356
Income tax provision	91	114
Net Income	230	242
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$227	$239
Weighted Average Common Shares Outstanding, Basic	459	434
Weighted Average Common Shares Outstanding, Diluted	460	435
Net Earnings Per Common Share, Basic	$0.49	$0.55
Net Earnings Per Common Share, Diluted	$0.49	$0.55
Dividends Declared Per Common Share	$0.46	$0.46

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2014	2013
Net Income	$230	$242
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of
$0 and $3, at respective dates)	-	4
Gain on investments (net of taxes of $4, at respective dates)	5	6
Total other comprehensive income	5	10
Comprehensive Income	235	252
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Attributable to Common Shareholders	$232	$249

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$108	$296
Restricted cash	299	301
Accounts receivable:
Customers (net of allowance for doubtful accounts of $76 and $80
at respective dates)	877	1,091
Accrued unbilled revenue	638	766
Regulatory balancing accounts	1,707	1,124
Other	323	312
Regulatory assets	418	448
Inventories:
Gas stored underground and fuel oil	78	137
Materials and supplies	314	317
Income taxes receivable	602	574
Other	528	611
Total current assets	5,892	5,977
Property, Plant, and Equipment
Electric	43,402	42,881
Gas	14,734	14,379
Construction work in progress	1,888	1,834
Other	2	2
Total property, plant, and equipment	60,026	59,096
Accumulated depreciation	(18,209)	(17,844)
Net property, plant, and equipment	41,817	41,252
Other Noncurrent Assets
Regulatory assets	4,823	4,913
Nuclear decommissioning trusts	2,351	2,342
Income taxes receivable	87	85
Other	1,017	1,036
Total other noncurrent assets	8,278	8,376
TOTAL ASSETS	$55,987	$55,605

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions, except share amounts)	2014	2013
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$930	$1,174
Long-term debt, classified as current	-	889
Accounts payable:
Trade creditors	1,072	1,293
Disputed claims and customer refunds	154	154
Regulatory balancing accounts	1,031	1,008
Other	572	471
Interest payable	862	892
Other	1,526	1,612
Total current liabilities	6,147	7,493
Noncurrent Liabilities
Long-term debt	13,965	12,717
Regulatory liabilities	5,804	5,660
Pension and other postretirement benefits	1,592	1,601
Asset retirement obligations	3,540	3,539
Deferred income taxes	7,838	7,823
Other	2,169	2,178
Total noncurrent liabilities	34,908	33,518
Commitments and Contingencies (Note 10)
Equity
Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares,
464,263,173 and 456,670,424 shares outstanding at respective dates	9,869	9,550
Reinvested earnings	4,756	4,742
Accumulated other comprehensive income	55	50
Total shareholders' equity	14,680	14,342
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	14,932	14,594
TOTAL LIABILITIES AND EQUITY	$55,987	$55,605

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$230	$242
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	538	503
Allowance for equity funds used during construction	(22)	(26)
Deferred income taxes and tax credits, net	15	166
Other	56	57
Effect of changes in operating assets and liabilities:
Accounts receivable	321	209
Inventories	62	55
Accounts payable	31	(56)
Income taxes receivable/payable	(28)	49
Other current assets and liabilities	(37)	(242)
Regulatory assets, liabilities, and balancing accounts, net	(376)	(133)
Other noncurrent assets and liabilities	(19)	45
Net cash provided by operating activities	771	869
Cash Flows from Investing Activities
Capital expenditures	(1,197)	(1,249)
Decrease in restricted cash	2	26
Proceeds from sales and maturities of nuclear decommissioning
trust investments	530	363
Purchases of nuclear decommissioning trust investments	(536)	(364)
Other	12	17
Net cash used in investing activities	(1,189)	(1,207)
Cash Flows from Financing Activities
Repayments under revolving credit facilities	(260)	-
Net issuances (repayments) of commercial paper, net of discount of $1 in 2014	15	(2)
Proceeds from issuance of long-term debt, net of premium, discount, and issuance
costs of $13 in 2014	1,237	-
Repayments of long-term debt	(889)	-
Common stock issued	302	426
Common stock dividends paid	(202)	(191)
Other	27	(18)
Net cash provided by financing activities	230	215
Net change in cash and cash equivalents	(188)	(123)
Cash and cash equivalents at January 1	296	401
Cash and cash equivalents at March 31	$108	$278
Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(199)	$(197)
Income taxes, net	1	36
Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$213	$201
Capital expenditures financed through accounts payable	171	257
Noncash common stock issuances	5	6
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended
	March 31,
(in millions)	2014	2013
Operating Revenues
Electric	$3,000	$2,798
Natural gas	890	873
Total operating revenues	3,890	3,671
Operating Expenses
Cost of electricity	1,210	983
Cost of natural gas	360	346
Operating and maintenance	1,297	1,336
Depreciation, amortization, and decommissioning	538	503
Total operating expenses	3,405	3,168
Operating Income	485	503
Interest income	2	1
Interest expense	(179)	(170)
Other income, net	20	24
Income Before Income Taxes	328	358
Income tax provision	100	121
Net Income	228	237
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$225	$234

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2014	2013
Net Income	$228	$237
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of
$0, and $2, at respective dates)	-	5
Total other comprehensive income	-	5
Comprehensive Income	$228	$242

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$68	$65
Restricted cash	299	301
Accounts receivable:
Customers (net of allowance for doubtful accounts of $76 and $80
at respective dates)	877	1,091
Accrued unbilled revenue	638	766
Regulatory balancing accounts	1,707	1,124
Other	333	313
Regulatory assets	418	448
Inventories:
Gas stored underground and fuel oil	78	137
Materials and supplies	314	317
Income taxes receivable	588	563
Other	363	523
Total current assets	5,683	5,648
Property, Plant, and Equipment
Electric	43,402	42,881
Gas	14,734	14,379
Construction work in progress	1,888	1,834
Total property, plant, and equipment	60,024	59,094
Accumulated depreciation	(18,208)	(17,843)
Net property, plant, and equipment	41,816	41,251
Other Noncurrent Assets
Regulatory assets	4,823	4,913
Nuclear decommissioning trusts	2,351	2,342
Income taxes receivable	82	81
Other	831	814
Total other noncurrent assets	8,087	8,150
TOTAL ASSETS	$55,586	$55,049

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions, except share amounts)	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$882	$914
Long-term debt, classified as current	-	539
Accounts payable:
Trade creditors	1,072	1,293
Disputed claims and customer refunds	154	154
Regulatory balancing accounts	1,031	1,008
Other	555	432
Interest payable	861	887
Other	1,272	1,382
Total current liabilities	5,827	6,609
Noncurrent Liabilities
Long-term debt	13,616	12,717
Regulatory liabilities	5,804	5,660
Pension and other postretirement benefits	1,520	1,530
Asset retirement obligations	3,540	3,539
Deferred income taxes	8,023	8,042
Other	2,124	2,111
Total noncurrent liabilities	34,627	33,599
Commitments and Contingencies (Note 10)
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares, 264,374,809
shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	6,066	5,821
Reinvested earnings	7,473	7,427
Accumulated other comprehensive income	13	13
Total shareholders' equity	15,132	14,841
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,586	$55,049

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$228	$237
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	538	503
Allowance for equity funds used during construction	(22)	(26)
Deferred income taxes and tax credits, net	(19)	163
Other	39	37
Effect of changes in operating assets and liabilities:
Accounts receivable	312	203
Inventories	62	55
Accounts payable	53	2
Income taxes receivable/payable	(25)	51
Other current assets and liabilities	26	(230)
Regulatory assets, liabilities, and balancing accounts, net	(376)	(133)
Other noncurrent assets and liabilities	(37)	45
Net cash provided by operating activities	779	907
Cash Flows from Investing Activities
Capital expenditures	(1,197)	(1,249)
Decrease in restricted cash	2	26
Proceeds from sales and maturities of nuclear decommissioning
trust investments	530	363
Purchases of nuclear decommissioning trust investments	(536)	(364)
Other	9	5
Net cash used in investing activities	(1,192)	(1,219)
Cash Flows from Financing Activities
Net repayments of commercial paper, net of discount of $1 in 2014	(33)	(2)
Proceeds from issuance of long-term debt, net of premium, discount, and issuance
costs of $10 in 2014	890	-
Repayments of long-term debt	(539)	-
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(179)	(179)
Equity contribution	250	370
Other	30	(15)
Net cash provided by financing activities	416	171
Net change in cash and cash equivalents	3	(141)
Cash and cash equivalents at January 1	65	194
Cash and cash equivalents at March 31	$68	$53
Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(188)	$(197)
Income taxes, net	1	36
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$171	$257

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

PG&E Corporation is a holding company whose primary operating subsidiary is Pacific Gas and Electric Company, a public utility operating in northern and central California.  The Utility generates revenues mainly through the sale and delivery of electricity and natural gas to customers.  The Utility is primarily regulated by the CPUC and the FERC.  In addition, the NRC oversees the licensing, construction, operation, and decommissioning of the Utility’s nuclear generation facilities.

This quarterly report on Form 10-Q is a combined report of PG&E Corporation and the Utility.  PG&E Corporation’s Condensed Consolidated Financial Statements include the accounts of PG&E Corporation, the Utility, and subsidiaries.  The Utility’s Condensed Consolidated Financial Statements include the accounts of the Utility and its subsidiaries.  All intercompany transactions have been eliminated from the Condensed Consolidated Financial Statements.  The Notes to the Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility.  PG&E Corporation and the Utility operate in one segment.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial statements and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements.  PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2013 in the Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets in the 2013 Annual Report.  This quarterly report should be read in conjunction with the 2013 Annual Report.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by PG&E Corporation and the Utility are discussed in Note 2 of the Notes to the Consolidated Financial Statements in the 2013 Annual Report.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs at March 31, 2014, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at March 31, 2014, it did not consolidate any of them.

PG&E Corporation affiliates have entered into four tax equity agreements to fund residential and commercial retail solar energy installations with four separate privately held funds that are considered VIEs.  Under these agreements, PG&E Corporation has made cumulative lease payments and investment contributions of $363 million from 2010 to 2014 to these companies in exchange for the right to receive benefits from local rebates, federal grants, and a share of the customer payments made to these companies.  At March 31, 2014 and December 31, 2013, the carrying amount of PG&E Corporation’s investment in these agreements was $93 million and $98 million, respectively.  PG&E Corporation has no material remaining commitment to fund these agreements.  PG&E Corporation determined that it does not have control over the companies’ significant economic activities, such as the design of the companies, vendor selection, construction, and the ongoing operations of the companies.  Since PG&E Corporation was not the primary beneficiary of any of these VIEs at March 31, 2014, it did not consolidate any of them.

Pension and Other Postretirement Benefits

PG&E Corporation and the Utility provide a non-contributory defined benefit pension plan for eligible employees, as well as contributory postretirement medical plans for retirees and their eligible dependents, and non-contributory postretirement life insurance plans for eligible employees and retirees.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2014	2013	2014	2013
Service cost for benefits earned	$99	$115	$11	$13
Interest cost	173	156	19	19
Expected return on plan assets	(202)	(162)	(26)	(20)
Amortization of prior service cost	5	5	6	6
Amortization of net actuarial loss	-	27	-	1
Net periodic benefit cost	75	141	10	19
Less: transfer to regulatory account (1)	9	(57)	-	-
Total	$84	$84	$10	$19

 (1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from customers in futures rates.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) are summarized below:

	Pension	Other	Other
	Benefits	Benefits	Investments	Total
(in millions, net of income tax)	Three Months Ended March 31, 2014
Beginning balance	$(7)	$15	$42	$50
Other comprehensive income before reclassifications:
Gain on investments (net of taxes of $0, $0, and $4,
respectively)	-	-	5	5
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of
$2, $2, and $0, respectively)	3	4	-	7
Transfer to regulatory account (net of taxes of
$2, $2, and $0, respectively)	(3)	(4)	-	(7)
Net current period other comprehensive income	-	-	5	5
Ending balance	$(7)	$15	$47	$55

 (1) These components are included in the computation of net periodic pension and other postretirement costs.  (See the “Pension and Other Postretirement Benefits” table above for additional details.)

	Pension	Other	Other
	Benefits	Benefits	Investments	Total
(in millions, net of income tax)	Three Months Ended March 31, 2013
Beginning balance	$(28)	$(77)	$4	$(101)
Other comprehensive income before reclassifications:
Gain on investments (net of taxes of $0, $0, and $4,
respectively)	-	-	6	6
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of
$2, $3, and $0, respectively)	3	3	-	6
Amortization of net actuarial loss (net of taxes of
$11, $0, and $0, respectively)	16	1	-	17
Transfer to regulatory account (net of taxes of
$13, $0, and $0, respectively)	(19)	-	-	(19)
Net current period other comprehensive income	-	4	6	10
Ending balance	$(28)	$(73)	$10	$(91)

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2014	2013
Pension benefits	$1,429	$1,444
Deferred income taxes	1,883	1,835
Utility retained generation	491	503
Environmental compliance costs	582	628
Price risk management	96	106
Electromechanical meters	119	135
Unamortized loss, net of gain, on reacquired debt	129	135
Other	94	127
Total long-term regulatory assets	$4,823	$4,913

Regulatory Liabilities

Long-term regulatory liabilities are composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2014	2013
Cost of removal obligations	$3,920	$3,844
Recoveries in excess of AROs	717	748
Public purpose programs	648	587
Other	519	481
Total long-term regulatory liabilities	$5,804	$5,660

Regulatory Balancing Accounts

The Utility’s recovery of revenue requirements and costs is generally decoupled from the volume of sales.  The Utility records (1) differences between the Utility’s authorized revenue requirement and actual customer billings, and (2) differences between incurred costs and customer billings.  To the extent these differences are probable of recovery or refund over the next 12 months, the Utility records a current regulatory balancing account receivable or payable.  Regulatory balancing accounts that the Utility does not expect to collect or refund over the next 12 months are included in other noncurrent assets – regulatory assets or noncurrent liabilities – regulatory liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The Utility sells and delivers electricity and natural gas, which includes procuring and generating electricity.  The Utility also administers public purpose programs, primarily related to customer energy efficiency programs.  The balancing accounts associated with these items will fluctuate during the year based on seasonal electric and gas usage and the timing of when costs are incurred and customer revenues are collected.

Current regulatory balancing accounts receivable and payable are composed of the following:

	Receivable
	Balance at
	March 31,	December 31,
(in millions)	2014	2013
Electric distribution	$415	$102
Utility generation	312	57
Gas distribution	41	70
Energy procurement	491	410
Public purpose programs	88	56
Other	360	429
Total regulatory balancing accounts receivable	$1,707	$1,124

	Payable
	Balance at
	March 31,	December 31,
(in millions)	2014	2013
Energy procurement	$371	$298
Public purpose programs	173	171
Other	487	539
Total regulatory balancing accounts payable	$1,031	$1,008

NOTE 4: DEBT

Senior Notes

In February 2014, the Utility issued $450 million principal amount of 3.75% Senior Notes due February 15, 2024 and $450 million principal amount of 4.75% Senior Notes due February 15, 2044.  The proceeds were used to repay the 4.80% Senior Notes, in the principal outstanding amount of $539 million, to fund capital expenditures, and for general corporate purposes.

In February 2014, PG&E Corporation issued $350 million principal amount of 2.40% Senior Notes due March 1, 2019.  The proceeds were used to repay the 5.75% Senior Notes, in the principal outstanding amount of $350 million.

Revolving Credit Facilities and Commercial Paper Program

In April 2014, PG&E Corporation and the Utility each extended the termination dates of their existing revolving credit facilities by one year from April 1, 2018 to April 1, 2019.

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings at March 31, 2014 :

				Letters of
	Termination	Facility		Credit		Commercial		Facility
(in millions)	Date	Limit		Outstanding	Borrowings	Paper		Availability
PG&E Corporation	April 2019	$300	(1)	$-	$-	$48	(3)	$252	(3)
Utility	April 2019	3,000	(2)	79	-	882	(3)	2,039	(3)
Total revolving
credit facilities		$3,300		$79	$-	$930		$2,291

(1) Includes a $100 million sublimit for letters of credit and a $100 million commitment for loans that are made available on a same-day basis and are repayable in full within 7 days.
(2) Includes a $1.0 billion sublimit for letters of credit and a $300 million commitment for loans that are made available on a same-day basis and are repayable in full within 7 days.
(3) PG&E Corporation and the Utility treat the amount of outstanding commercial paper as a reduction to the amount available under their respective revolving credit facilities.

Pollution Control Bonds

At March 31, 2014, the interest rates on the $614 million principal amount of pollution control bonds Series 1996 C, E, F, and 1997 B and the related loan agreements ranged from 0.06% to 0.10%.  At March 31, 2014, the interest rates on the $309 million principal amount of pollution control bonds Series 2009 A-D and the related loan agreements ranged from 0.05% to 0.07%.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the three months ended March 31, 2014 were as follows:

	PG&E Corporation	Utility
	Total	Total
(in millions)	Equity	Shareholders' Equity
Balance at December 31, 2013	$14,594	$14,841
Comprehensive income	235	228
Equity contributions	-	250
Common stock issued	307	-
Share-based compensation	12	(5)
Common stock dividends declared	(213)	(179)
Preferred stock dividend requirement	-	(3)
Preferred stock dividend requirement of subsidiary	(3)	-
Balance at March 31, 2014	$14,932	$15,132

In February 2014, PG&E Corporation entered into a new equity distribution agreement providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.

During the three months ended March 31, 2014, PG&E Corporation issued 8 million shares of its common stock for aggregate net cash proceeds of $302 million in the following transactions:

•	3 million shares were issued for cash proceeds of $79 million under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans; and

•	5 million shares were sold for cash proceeds of $223 million, net of commissions paid of $2 million, under the February 2014 equity distribution agreement.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013
Income available for common shareholders	$227	$239
Weighted average common shares outstanding, basic	459	434
Add incremental shares from assumed conversions:
Employee share-based compensation	1	1
Weighted average common shares outstanding, diluted	460	435
Total earnings per common share, diluted	$0.49	$0.55

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive.

NOTE 7: DERIVATIVES

The Utility uses both derivative and non-derivative contracts in managing its customers’ exposure to commodity-related price risk, including forward contracts, swap agreements, futures contracts, and option contracts.

These instruments are not held for speculative purposes and are subject to certain regulatory requirements.  Customer rates are designed to recover the Utility’s reasonable costs of providing services, including the costs related to price risk management activities.

Price risk management activities that meet the definition of derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets.  The Utility expects to fully recover in rates all costs related to derivatives as long as the current ratemaking mechanism remains in place and the Utility’s price risk management activities are carried out in accordance with CPUC directives.  Therefore, all unrealized gains and losses associated with the change in fair value of these derivatives are deferred and recorded within the Utility’s regulatory assets and liabilities.  (See Note 3 above.)  Net realized gains or losses on commodity derivatives are recorded in the cost of electricity or the cost of natural gas with corresponding increases or decreases to regulatory balancing accounts for recovery from or refund to customers.

PG&E Corporation and the Utility offset cash collateral paid or cash collateral received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement where the right of offset and the intention to offset exist.

The Utility elects the normal purchase and sale exception for eligible derivatives.  Derivatives that require physical delivery in quantities that are expected to be used by the Utility over a reasonable period in the normal course of business, and do not contain pricing provisions unrelated to the commodity delivered, are eligible for the normal purchase and sale exception.  The fair value of derivatives that are eligible for the normal purchase and sales exception are not reflected in the Condensed Consolidated Balance Sheets at fair value, but are accounted for under the accrual method of accounting.  Therefore, expenses are recognized as incurred.

Volume of Derivative Activity

At March 31, 2014, the volumes of PG&E Corporation’s and the Utility’s outstanding derivatives were as follows:

		Contract Volume (1)
			1 Year or	3 Years or
			Greater but	Greater but
		Less Than 1	Less Than 3	Less Than 5	5 Years or
Underlying Product	Instruments	Year	Years	Years	Greater (2)
Natural Gas (3)	Forwards and
(MMBtus (4))	Swaps	243,602,622	76,235,312	7,640,000	-
	Options	140,209,906	62,803,770	2,550,000	-
Electricity	Forwards and
(Megawatt-hours)	Swaps	2,132,784	1,956,498	1,871,208	1,394,250
	Congestion
	Revenue Rights	65,730,617	83,761,019	57,617,664	27,407,793

  (1) Amounts shown reflect the total gross derivative volumes by commodity type that are expected to settle in each period.
(2) Derivatives in this category expire between 2019 and 2023.
(3) Amounts shown are for the combined positions of the electric fuels and core gas portfolios.
 (4) Million British Thermal Units.

At December 31, 2013, the volumes of PG&E Corporation’s and the Utility’s outstanding derivatives were as follows:

		Contract Volume (1)
			1 Year or	3 Years or
			Greater but	Greater but
		Less Than 1	Less Than 3	Less Than 5	5 Years or
Underlying Product	Instruments	Year	Years	Years	Greater (2)
Natural Gas (3)	Forwards and
(MMBtus (4))	Swaps	243,213,288	79,735,000	8,892,500	-
	Options	169,123,208	87,689,708	3,450,000	-
Electricity	Forwards and
(Megawatt-hours)	Swaps	2,537,023	2,009,505	2,008,046	1,534,695
	Congestion
	Revenue Rights	73,510,440	83,747,782	63,718,517	29,945,852

(1) Amounts shown reflect the total gross derivative volumes by commodity type that are expected to settle in each period.
(2) Derivatives in this category expire between 2019 and 2022.
(3) Amounts shown are for the combined positions of the electric fuels and core gas portfolios.
(4) Million British Thermal Units.

Presentation of Derivative Instruments in the Financial Statements

In the Condensed Consolidated Balance Sheets, derivatives are presented on a net basis by counterparty where the right and the intent to offset exists under a master netting agreement.  All derivatives that are subject to a master netting agreement have been netted.  The net balances include outstanding cash collateral associated with derivative positions.

At March 31, 2014, PG&E Corporation’s and the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$65	$(11)	$10	$64
Other noncurrent assets – other	92	(4)	-	88
Current liabilities – other	(90)	11	34	(45)
Noncurrent liabilities – other	(100)	4	-	(96)
Total commodity risk	$(33)	$-	$44	$11

At December 31, 2013, PG&E Corporation’s and the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$42	$(10)	$16	$48
Other noncurrent assets – other	99	(4)	-	95
Current liabilities – other	(122)	10	69	(43)
Noncurrent liabilities – other	(110)	4	2	(104)
Total commodity risk	$(91)	$-	$87	$(4)

Gains and losses associated with price risk management activities were recorded as follows:

	Commodity Risk
	Three Months Ended March 31,
(in millions)	2014	2013
Net unrealized gain - regulatory assets and liabilities (1)	$58	$98
Realized loss - cost of electricity (2)	(18)	(48)
Realized loss - cost of natural gas (2)	-	(8)
Total commodity risk	$40	$42

(1) Unrealized gains and losses on commodity risk-related derivative instruments are recorded to regulatory liabilities or assets, respectively, rather than being recorded to the Condensed Consolidated Statements of Income.  These amounts exclude the impact of cash collateral postings.
(2) These amounts are fully passed through to customers in rates.  Accordingly, net income was not impacted by realized amounts on these instruments.

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies.  If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability derivative positions.  At March 31, 2014, the Utility’s credit rating was investment grade.

The additional cash collateral that the Utility would be required to post if the credit risk-related contingency features were triggered was as follows:

	Balance at
	March 31,	December 31,
(in millions)	2014	2013
Derivatives in a liability position with credit risk-related
contingencies that are not fully collateralized	$(63)	$(79)
Related derivatives in an asset position	6	4
Collateral posting in the normal course of business related to
these derivatives	44	65
Net position of derivative contracts/additional collateral
posting requirements (1)	$(13)	$(10)

 (1) This calculation excludes the impact of closed but unpaid positions, as their settlement is not impacted by any of the Utility’s credit risk-related contingencies.

NOTE 8: FAIR VALUE MEASUREMENTS

PG&E Corporation and the Utility measure their cash equivalents, trust assets, price risk management instruments, and other investments at fair value.  A three-tier fair value hierarchy is established that prioritizes the inputs to valuation methodologies used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below (assets held in rabbi trusts and other investments are held by PG&E Corporation and not the Utility):

	Fair Value Measurements
	At March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Money market investments	$46	$-	$-	$-	$46
Nuclear decommissioning trusts
Money market investments	31	-	-	-	31
U.S. equity securities	1,087	12	-	-	1,099
Non-U.S. equity securities	439	1	-	-	440
U.S. government and agency securities	741	166	-	-	907
Municipal securities	-	40	-	-	40
Other fixed-income securities	-	171	-	-	171
Total nuclear decommissioning trusts (2)	2,298	390	-	-	2,688
Price risk management instruments
(Note 7)
Electricity	6	38	104	(5)	143
Gas	-	9	-	-	9
Total price risk management instruments	6	47	104	(5)	152
Rabbi trusts
Fixed-income securities	-	40	-	-	40
Life insurance contracts	-	71	-	-	71
Total rabbi trusts	-	111	-	-	111
Long-term disability trust
Money market investments	6	-	-	-	6
U.S. equity securities	-	12	-	-	12
Non-U.S. equity securities	-	11	-	-	11
Fixed-income securities	-	120	-	-	120
Total long-term disability trust	6	143	-	-	149
Other investments	93	-	-	-	93
Total assets	$2,449	$691	$104	$(5)	$3,239
Liabilities:
Price risk management instruments
(Note 7)
Electricity	$12	$49	$126	$(49)	$138
Gas	-	3	-	-	3
Total liabilities	$12	$52	$126	$(49)	$141

 (1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
 (2) Represents amount before deducting $337 million, primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	At December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Money market investments	$226	$-	$-	$-	$226
Nuclear decommissioning trusts
Money market investments	38	-	-	-	38
U.S. equity securities	1,046	11	-	-	1,057
Non-U.S. equity securities	457	-	-	-	457
U.S. government and agency securities	760	156	-	-	916
Municipal securities	-	25	-	-	25
Other fixed-income securities	-	162	-	-	162
Total nuclear decommissioning trusts (2)	2,301	354	-	-	2,655
Price risk management instruments
(Note 7)
Electricity	2	27	107	3	139
Gas	-	5	-	(1)	4
Total price risk management instruments	2	32	107	2	143
Rabbi trusts
Fixed-income securities	-	39	-	-	39
Life insurance contracts	-	70	-	-	70
Total rabbi trusts	-	109	-	-	109
Long-term disability trust
Money market investments	9	-	-	-	9
U.S. equity securities	-	14	-	-	14
Non-U.S. equity securities	-	12	-	-	12
Fixed-income securities	-	122	-	-	122
Total long-term disability trust	9	148	-	-	157
Other investments	84	-	-	-	84
Total assets	$2,622	$643	$107	$2	$3,374
Liabilities:
Price risk management instruments
(Note 7)
Electricity	$19	$72	$137	$(84)	$144
Gas	1	3	-	(1)	3
Total liabilities	$20	$75	$137	$(85)	$147

 (1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
 (2) Represents amount before deducting $313 million, primarily related to deferred taxes on appreciation of investment value.

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

Debt securities are primarily composed of U.S. government and agency securities, municipal securities, and other fixed-income securities, including corporate debt securities.  U.S. government and agency securities primarily consist of U.S. Treasury securities that are classified as Level 1 because the fair value is determined by observable market prices in active markets.  A market approach is generally used to estimate the fair value of debt securities classified as Level 2 using evaluated pricing data such as broker quotes, for similar securities adjusted for observable differences.  Significant inputs used in the valuation model generally include benchmark yield curves and issuer spreads.  The external credit ratings, coupon rate, and maturity of each security are considered in the valuation model, as applicable.

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

Transfers between Levels

PG&E Corporation and the Utility recognize transfers between levels in the fair value hierarchy as of the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2014 and 2013.

Level 3 Measurements and Sensitivity Analysis

The Utility’s market and credit risk management function, which reports to the Chief Risk Officer of the Utility, is responsible for determining the fair value of the Utility’s price risk management derivatives.  Market and credit risk management utilizes models to derive pricing inputs for the valuation of the Utility’s Level 3 instruments.  These models use pricing inputs from brokers and historical data.  The market and credit risk management function and the Utility’s finance function collaborate to determine the appropriate fair value methodologies and classification for each derivative.  Inputs used and the fair value of Level 3 instruments are reviewed period-over-period and compared with market conditions to determine reasonableness.

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

	Fair Value at
(in millions)	March 31, 2014
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)
Congestion revenue rights	$104	$30	Market approach	CRR auction prices	$(6.47) - 12.04
Power purchase agreements	$-	$96	Discounted cash flow	Forward prices	$14.94 - 50.24

 (1) Represents price per megawatt-hour

	Fair Value at
(in millions)	December 31, 2013
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)
Congestion revenue rights	$107	$32	Market approach	CRR auction prices	$(6.47) - 12.04
Power purchase agreements	$-	$105	Discounted cash flow	Forward prices	$23.43 - 51.75

 (1) Represents price per megawatt-hour

Level 3 Reconciliation

The following tables present the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2014 and 2013:

	Price Risk Management Instruments
(in millions)	2014	2013
Liability balance as of January 1	$(30)	$(79)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	8	4
Liability balance as of March 31	$(22)	$(75)

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

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash, restricted cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at March 31, 2014 and December 31, 2013, as they are short-term in nature or have interest rates that reset daily.

•
The fair values of the Utility’s fixed-rate senior notes and fixed-rate pollution control bonds and PG&E Corporation’s fixed-rate senior notes were based on quoted market prices at March 31, 2014 and December 31, 2013.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2014		At December 31, 2013
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
PG&E Corporation	$349	$347	$350	$354
Utility	12,693	14,055	12,334	13,444

Available for Sale Investments

        The following table provides a summary of available-for-sale investments:

		Total	Total
	Amortized	Unrealized	Unrealized	Total Fair
(in millions)	Cost	Gains	Losses	Value
As of March 31, 2014
Nuclear decommissioning trusts
Money market investments	$31	$-	$-	$31
Equity securities
U.S.	269	830	-	1,099
Non-U.S.	251	191	(2)	440
Debt securities
U.S. government and agency securities	856	54	(3)	907
Municipal securities	38	3	(1)	40
Other fixed-income securities	171	1	(1)	171
Total nuclear decommissioning trusts (1)	1,616	1,079	(7)	2,688
Other investments	13	80	-	93
Total	$1,629	$1,159	$(7)	$2,781
As of December 31, 2013
Nuclear decommissioning trusts
Money market investments	$38	$-	$-	$38
Equity securities
U.S.	246	811	-	1,057
Non-U.S.	215	242	-	457
Debt securities
U.S. government and agency securities	870	51	(5)	916
Municipal securities	24	2	(1)	25
Other fixed-income securities	163	1	(2)	162
Total nuclear decommissioning trusts (1)	1,556	1,107	(8)	2,655
Other investments	13	71	-	84
Total	$1,569	$1,178	$(8)	$2,739

 (1) Represents amounts before deducting $337 million and $313 million at March 31, 2014 and December 31, 2013, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of debt securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2014
Less than 1 year	$36
1–5 years	499
5–10 years	228
More than 10 years	355
Total maturities of debt securities	$1,118

The following table provides a summary of activity for the debt and equity securities:

	Three Months Ended
	March 31, 2014	March 31, 2013
(in millions)
Proceeds from sales and maturities of nuclear decommissioning trust
investments	$530	$363
Gross realized gains on sales of securities held as available-for-sale	56	12
Gross realized losses on sales of securities held as available-for-sale	(1)	(1)

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

At March 31, 2014 and December 31, 2013, the remaining disputed claims liability (classified on the Condensed Consolidated Balance Sheets within accounts payable – disputed claims and customer refunds) including accrued interest (classified on the Condensed Consolidated Balance Sheets within interest payable) consisted of $870 million and $864 million, respectively.

At March 31, 2014 and December 31, 2013 the Utility held $291 million in escrow, including earned interest, for payment of the remaining net disputed claims liability.  These amounts are included within restricted cash on the Condensed Consolidated Balance Sheets.

NOTE 10: COMMITMENTS AND CONTINGENCIES

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to natural gas matters and environmental remediation.  The Utility also has substantial financial commitments in connection with agreements entered into to support its operating activities.

Natural Gas Matters

Pending CPUC Investigations

There are three CPUC investigative enforcement proceedings pending against the Utility that relate to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the rupture of one of the Utility’s gas transmission pipelines in San Bruno, California on September 9, 2010.  The SED has recommended that the CPUC impose what the SED characterizes as a penalty of $2.25 billion on the Utility, allocated as follows:  (1) $300 million as a fine to the State General Fund, (2) $435 million for a portion of costs related to the Utility’s PSEP that were previously disallowed by the CPUC and funded by shareholders, and (3) $1.515 billion to perform PSEP work that was previously approved by the CPUC, implement operational remedies, and for future costs.  Other parties, including the City of San Bruno, TURN, the CPUC’s ORA, and the City and County of San Francisco, have recommended total penalties of at least $2.25 billion, including fines payable to the State General Fund of differing amounts.

The ALJs who are presiding over the investigations are expected to issue one or more presiding judges’ decisions to address the violations that they have determined the Utility committed and to impose penalties.  It is uncertain when the decisions will be issued.  Based on the CPUC’s rules, the presiding judges’ decisions would become the final decisions of the CPUC 30 days after issuance unless the Utility or another party filed an appeal with the CPUC, or a CPUC commissioner requested that the CPUC review the decision, within such time.  If an appeal or review request is filed, other parties would have 15 days to provide comments but the CPUC could act before considering any comments.

At March 31, 2014, the Condensed Consolidated Balance Sheets included an accrual of $200 million in other current liabilities for the minimum amount of fines deemed probable that the Utility will pay to the State General Fund.  The Utility is unable to make a better estimate due to the many variables that could affect the final outcome, including:  how the total number and duration of violations will be determined; how the various penalty recommendations made by the SED and other parties will be considered; how the financial and tax impact of unrecoverable costs the Utility has incurred, and will continue to incur, to improve the safety and reliability of its pipeline system, will be considered; whether the Utility’s costs to perform any required remedial actions will be considered; and how the CPUC will respond to public pressure.  Future changes in these estimates or the assumptions on which they are based could have a material impact on future financial condition, results of operations, and cash flows.  The CPUC may impose fines on the Utility that are materially higher than the amount accrued and may disallow PSEP costs that were previously authorized for recovery or other future costs.  Disallowed capital investments would be charged to net income in the period in which the CPUC orders such a disallowance.  See “Disallowed Capital Costs” below.  Future disallowed expense and capital costs would be charged to net income in the period incurred.

Criminal Indictment

                As previously disclosed, the U.S. Department of Justice has been conducting a criminal investigation related to the San Bruno accident. On April 1, 2014, the U.S. Attorney’s Office for the Northern District of California filed a 12-count criminal indictment against the Utility in federal district court alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record keeping, pipeline integrity management, and identification of pipeline threats.  The indictment seeks a fine of $500,000 for each of the 12 felony counts, plus a special assessment of $400 for each count, for total fines of $6 million.  The U.S. Attorney could seek a superseding indictment to bring additional charges or fines against the Utility.  On April 21, 2014, the Utility entered a plea of not guilty and the court set a status conference for June 2, 2014.  The Utility believes that criminal charges are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act as alleged.

Other Enforcement Matters

PG&E Corporation and the Utility are unable to reasonably estimate the amount or range of future losses in connection with the following matters:

Gas Safety Citation Program.  The SED has authority to issue citations and impose fines on California gas corporations, such as the Utility, for violations of certain state and federal regulations that relate to the safety of natural gas facilities and operating practices.  The California gas corporations are required to inform the SED of any self-identified or self-corrected violations of these regulations.  The SED has discretion to impose fines or take other enforcement action to address a violation, based on the totality of the circumstances.  The SED can consider various factors in determining whether to impose fines and the amount of fines, including the severity of the safety risk associated with each violation, the number and duration of the violations, whether the violation was self-reported, and whether corrective actions were taken.  The SED has imposed fines ranging from $50,000 to $16.8 million in connection with several of the Utility’s self-reports.  The Utility has submitted about 60 self-reports (plus some follow-up reports) that the SED has not yet addressed.  The Utility believes it is probable that the SED will impose fines or take other enforcement action with respect to some of these self-reports in the future.  In addition, the SED has been conducting numerous compliance audits of the Utility’s operating practices and has informed the Utility that the SED’s audit findings include several allegations of noncompliant practices.  It is reasonably possible that the SED will impose fines or take other enforcement action with respect to its audit findings.  The Utility has been taking corrective actions in response to these matters.

Natural Gas Transmission Pipeline Rights-of-Way.  In 2012, the Utility notified the CPUC and the SED that the Utility planned to complete a system-wide survey of its transmission pipelines in an effort to identify encroachments (such as building structures and vegetation overgrowth) on the Utility’s pipeline rights-of-way.  The Utility also submitted a proposed compliance plan that set forth the scope and timing of remedial work to remove identified encroachments over a multi-year period and to pay penalties if the proposed milestones were not met.  In March 2014, the Utility informed the SED that the survey has been completed and that remediation work, including removal of the encroachments, is expected to continue for several years.  The SED has not addressed the Utility’s proposed compliance plan, and it is reasonably possible that the SED will impose fines on the Utility or take other enforcement action in the future based on the Utility’s failure to continuously survey its system and remove encroachments.

Other Matters.  On March 3, 2014, a vacant house in Carmel, California was severely damaged due to a natural gas explosion while the Utility’s employees were performing work to upgrade the main natural gas distribution pipeline in the area.  There were no injuries or fatalities.  A third-party engineering firm hired by the Utility has completed an independent assessment and concluded, among other things, that after a welder tapped into the steel distribution pipeline that had previously been fitted with an inner plastic pipe, natural gas migrated from the space between the inserted plastic pipe and the steel pipe into the soil and, eventually, through an opening in a sewer service lateral into the vacant house.  The ignition source was likely the stove pilot light.  The consultant's report stated that the root cause of the incident was determined to be "inadequate verification of system status and configuration when performing work on a live line."  The Utility is implementing the recommendations made by the consultant.  The CPUC, the U.S. Attorney’s Office, and local fire and police officials are continuing to investigate the incident, and additional investigations or proceedings could be commenced.  PG&E Corporation and the Utility believe it is reasonably possible that fines could be imposed on the Utility, or that other enforcement actions could be taken, in connection with this matter.

Disallowed Capital Costs

        The CPUC has not yet acted on the Utility's PSEP update application (submitted in October 2013) that presented the results of its completed search and review of records relating to validation of operating pressure for the Utility’s entire natural gas transmission pipeline system.  The Utility requested that the CPUC approve changes to the scope and prioritization of PSEP work, including deferring some projects to after 2014 and accelerating other projects, and that the CPUC adjust authorized revenue requirements to reflect these changes.  On April 25, 2014, the SED released the results of its safety review of the Utility’s operating pressure validation work and the Utility’s PSEP update application.  Although the SED identified a number of exceptions, it did not identify any imminent safety concerns.  The Utility is reviewing the SED’s findings and recommendations.  The SED has scheduled a workshop in early May to present its audit findings and the Utility will have an opportunity to respond to the SED’s findings.  It is uncertain when the CPUC will issue a decision on the PSEP update application.

The Utility has requested that the CPUC authorize capital costs of $766 million under the PSEP, reflecting the proposed changes in the PSEP update application.  Of this amount, approximately $340 million is recorded in Property, Plant, and Equipment on the Condensed Consolidated Balance Sheets at March 31, 2014.  At March 31, 2014 and December 31, 2013, the Utility has recorded cumulative charges of $549 million for PSEP capital costs that are expected to exceed the amount to be recovered.  The Utility would record additional charges to the extent PSEP capital costs are higher than currently expected, or if additional capital costs are disallowed by the CPUC.  The Utility’s ability to recover PSEP capital costs also could be affected by the final decisions to be issued in the CPUC’s pending investigations discussed above.

Class Action Complaint

On August 23, 2012, a complaint was filed in the San Francisco Superior Court against PG&E Corporation and the Utility (and other unnamed defendants) by individuals who seek certification of a class consisting of all California residents who were customers of the Utility between 1997 and 2010, with certain exceptions.  The plaintiffs allege that the Utility collected more than $100 million in customer rates from 1997 through 2010 for the purpose of various safety measures and operations projects but instead used the funds for general corporate purposes such as executive compensation and bonuses.  The plaintiffs allege that PG&E Corporation and the Utility engaged in unfair business practices in violation of California state law.  The plaintiffs seek restitution and disgorgement, as well as compensatory and punitive damages.  PG&E Corporation and the Utility contest the plaintiffs’ allegations.  In May 2013, the court granted PG&E Corporation’s and the Utility’s request to dismiss the complaint on the grounds that the CPUC has exclusive jurisdiction to adjudicate the issues raised by the plaintiffs’ allegations.  The plaintiffs have appealed the court’s ruling to the California Court of Appeal.  PG&E Corporation and the Utility are unable to estimate the amount or range of reasonably possible losses, if any, that may be incurred in connection with this matter if the lower court’s ruling is reversed.

Legal and Regulatory Contingencies

Accruals for other legal and regulatory contingencies (excluding amounts related to natural gas matters above) totaled $43 million at March 31, 2014 and December 31, 2013.  These amounts are included in other current liabilities in the Condensed Consolidated Balance Sheets.  The resolution of these matters is not expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is composed of the following:

	Balance at
(in millions)	March 31, 2014	December 31, 2013
Topock natural gas compressor station (1)	$266	$264
Hinkley natural gas compressor station (1)	181	190
Former manufactured gas plant sites owned by the Utility or third parties	187	184
Utility-owned generation facilities (other than for fossil fuel-fired), other facilities, and third-party disposal sites	159	160
Fossil fuel-fired generation facilities and sites	100	102
Total environmental remediation liability	$893	$900

(1) See “Natural Gas Compressor Station Sites” below.

At March 31, 2014, the Utility expected to recover $584 million of its environmental remediation liability through various ratemaking mechanisms authorized by the CPUC.  One of these mechanisms allows the Utility rate recovery for 90% of its hazardous substance remediation costs for certain approved sites (including the Topock site) without a reasonableness review.  The Utility may incur environmental remediation costs that it does not seek to recover in rates, such as the costs associated with the Hinkley site.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations.  One of these stations is located near Hinkley, California and is referred to below as the “Hinkley site.”  Another station, the Topock Natural Gas Compressor Station, is located near Needles, California and is referred to below as the “Topock site.”  The Utility is also required to take measures to abate the effects of the contamination on the environment.

Hinkley Site

The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region.  The Regional Board has certified a final environmental report evaluating the Utility’s proposed remedial methods to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts.  The Regional Board is expected to issue the final project permits and a final clean-up order in phases through 2014 and into 2015.  As the permits and order are issued, the Utility expects to obtain additional clarity on the total costs associated with the final remedy and related activities. The Utility has implemented interim remediation measures to reduce the mass of the chromium plume, monitor and control movement of the plume, and provided replacement water to affected residents.

The Utility’s environmental remediation liability at March 31, 2014 reflects the Utility’s best estimate of probable future costs associated with its final remediation plan and interim remediation measures.  The State of California has established a final drinking water standard for hexavalent chromium that is expected to become effective July 1, 2014.  The Utility does not believe the new standard will have a material impact on its environmental remediation liability.  Future costs will depend on many factors, including the levels of hexavalent chromium the Utility is required to use as the standard for remediation, the required time period by which those standards must be met, and the extent of the chromium plume boundary.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition, results of operations, and cash flows.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California Department of Toxic Substances Control and the U.S. Department of the Interior.  The California Department of Toxic Substances Control has approved the Utility’s final remediation plan to contain and remediate the underground plume of hexavalent chromium, under which the Utility will implement an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium.  The Utility expects to submit its final remedial design plan in late 2014 for approval to begin construction of the groundwater treatment system.  The Utility has implemented interim remediation measures, including a system of extraction wells and a treatment plant designed to prevent movement of the chromium plume toward the Colorado River.  The Utility’s environmental remediation liability at March 31, 2014 reflects its best estimate of probable future costs associated with its final remediation plan.  Future costs will depend on many factors, including the extent of work to be performed to implement the final groundwater remedy and the Utility’s required time frame for remediation.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition, results of operations, and cash flows.

Reasonably Possible Environmental Contingencies

Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, the Utility’s undiscounted future costs could increase to as much as $1.7 billion (including amounts related to the Hinkley and Topock sites described above) if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations during the period in which they are recorded.

Tax Matters

In January 2014, PG&E Corporation received the IRS closing agreements for the 2008 and 2010 audit years, which remain subject to the approval by the Joint Committee on Taxation of the U.S. Congress.  The IRS is currently reviewing several matters pertaining to the 2011 and 2012 tax returns.  The most significant of these matters relates to the repairs accounting method changes.

The IRS has been working with the utility industry to provide guidance concerning the deductibility of repairs.  PG&E Corporation and the Utility expect the IRS to issue guidance with respect to repairs made in the natural gas transmission and distribution businesses during 2014.  PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months depending on the guidance to be issued by the IRS and the resolution of the IRS audits related to the 2011 and 2012 tax returns.  As of March 31, 2014, PG&E Corporation and the Utility believe that it is reasonably possible that unrecognized tax benefits will decrease by approximately $360 million within the next 12 months.

 There were no other significant developments to tax matters during the three months ended March 31, 2014.  (Refer to Note 8 of the Notes to the Consolidated Financial Statements in the 2013 Annual Report.)

Nuclear Insurance

The Utility is a member of NEIL, which is a mutual insurer owned by utilities with nuclear facilities.  NEIL provides insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear event were to occur at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon.  Humboldt Bay Unit 3 has up to $131 million of coverage for nuclear and non-nuclear property damages.  NEIL also provides coverage for damages caused by acts of terrorism at nuclear power plants.

Under the Price-Anderson Act, public liability claims that arise from nuclear incidents that occur at Diablo Canyon, and that occur during the transportation of material to and from Diablo Canyon are limited to $13.6 billion.  The Utility purchased the maximum available public liability insurance of $375 million for Diablo Canyon.  The balance of the $13.6 billion of liability protection is provided under a loss-sharing program among utilities owning nuclear reactors.  In addition, Congress could impose additional revenue-raising measures to pay claims.  The Price-Anderson Act does not apply to claims that arise from nuclear incidents that occur during shipping of nuclear material from the nuclear fuel enricher to a fuel fabricator or that occur at the fuel fabricator’s facility.  The Utility has a separate policy that provides coverage for claims arising from some of these incidents up to a maximum of $375 million per incident.  In addition, the Utility has $53 million of liability insurance for Humboldt Bay Unit 3 and has a $500 million indemnification from the NRC for public liability arising from nuclear incidents, covering liabilities in excess of the liability insurance.  (See Note 14 of the Notes to the Consolidated Financial Statements of the 2013 Annual Report for additional information.)

Commitments

        In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments.  The Utility disclosed its commitments at December 31, 2013 in Note 14 of the Notes to the Consolidated Financial Statements in the 2013 Annual Report.  During the three months ended March 31, 2014, the Utility entered into several renewable energy power purchase agreements, resulting in a total commitment of $300 million over the next 20 years.  These agreements have been approved by the CPUC and have completed major milestones with respect to construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

PG&E Corporation is a holding company whose primary operating subsidiary is Pacific Gas and Electric Company, a public utility operating in northern and central California.  The Utility generates revenues mainly through the sale and delivery of electricity and natural gas to customers.

The Utility is regulated primarily by the CPUC and the FERC.  The CPUC has jurisdiction over the rates and terms and conditions of service for the Utility’s electricity and natural gas distribution operations, electric generation, and natural gas transportation and storage.  The FERC has jurisdiction over the rates and terms and conditions of service governing the Utility’s electric transmission operations and interstate natural gas transportation contracts.  The NRC oversees the licensing, construction, operation, and decommissioning of the Utility’s nuclear generation facilities.  The Utility also is subject to the jurisdiction of other federal, state, and local governmental agencies.

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s separate Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.  In addition, this quarterly report should be read in conjunction with the 2013 Annual Report.

Summary of Changes in Net Income and Earnings per Share

The following table is a summary reconciliation of the key changes, after-tax, in PG&E Corporation’s income available for common shareholders and EPS for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (see “Results of Operations” below for additional information):

		EPS
(in millions, except per share amounts)	Earnings	(Diluted)
Income Available for Common Shareholders - March 31, 2013	$239	$0.55
Natural gas matters (1)	13	0.03
Growth in rate base earnings (2)	5	0.01
Timing of 2014 GRC expense recovery (3)	(20)	(0.04)
Increase in shares outstanding (4)	-	(0.03)
Other	(10)	(0.03)
Income Available for Common Shareholders - March 31, 2014	$227	$0.49

 (1) Represents the decrease in expenses related to natural gas matters during the three months ended March 31, 2014 as compared to the same period in 2013. These amounts are not recoverable through rates.  See “Operating and Maintenance” below.

(2) Represents the impact of the increase in rate base as authorized in various rate cases during the three months ended March 31, 2014 as compared to the same period in 2013.  Amount does not include rate base growth in GRC, as the CPUC has not yet acted on the Utility’s 2014 GRC request.

(3)  Represents additional capital-related expenses during the three months ended March 31, 2014 as compared to the same period in 2013, with no corresponding increase in revenue.  The Utility’s 2014 GRC request to increase revenues is pending a CPUC decision.  After a final decision is issued, the Utility will be authorized to collect any increase in revenue requirements from January 1, 2014.

(4)  Represents the impact of a higher number of weighted average shares outstanding during the three months ended March 31, 2014 as compared to the same period in 2013.  PG&E Corporation issues shares to fund its equity contributions to the Utility to maintain the Utility’s capital structure and fund operations, including unrecovered expenses related to natural gas matters.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their future results of operations, financial condition, and cash flows will be materially affected by several factors, including the timing and outcome of CPUC ratemaking proceedings, the ultimate amount of costs the Utility will continue to incur to improve the safety and reliability of its natural gas operations, the outcome of the pending investigations that commenced following the rupture of one of the Utility’s gas transmission pipelines in San Bruno, California on September 9, 2010, including the ultimate amount of penalties that will be incurred by the Utility, and the timing and amount of the Utility’s financing needs.

•
The Timing and Outcome of Ratemaking Proceedings.  The majority of the Utility’s revenue requirements for the next several years will be determined by the outcomes of the 2014 GRC and the 2015 GT&S rate case.  In the 2014 GRC, the Utility is seeking an increase in its 2014 revenue requirements of $1.16 billion over the comparable revenues for 2013 that were previously authorized, as well as attrition increases for 2015 and 2016.  The CPUC’s ORA has recommended that the CPUC approve a 2014 revenue requirement that is lower than the amount authorized for 2013.  The CPUC has not yet acted on the Utility’s 2014 GRC.  After a final decision is issued, the Utility will be authorized to collect any increase in revenue requirements from January 1, 2014.  (See “2014 General Rate Case” below.)  In the 2015 GT&S rate case, the Utility is seeking an increase in its 2015 revenue requirements of $555 million over the comparable revenues for 2014 that were previously authorized, as well as attrition increases for 2016 and 2017.  (See “2015 Gas Transmission and Storage Rate Case” below.)  The outcome of these ratemaking proceedings can be affected by many factors, including general economic conditions, the level of customer rates, regulatory policies, and political considerations.

•
The Ability of the Utility to Control Operating Costs and Capital Expenditures.  Net income is negatively affected when the authorized revenues are not sufficient for the Utility to recover the costs it actually incurs to provide utility services.  (See “Results of Operations – Utility Revenues and Costs That Impact Earnings” below.)  The Utility forecasts that it will incur total pipeline-related expenses ranging from $350 million to $450 million in 2014 that will not be recoverable through rates.  These amounts include costs to perform work under the Utility’s PSEP that were disallowed by the CPUC, as well as costs related to the Utility’s multi-year effort to identify and remove encroachments from transmission pipeline rights-of-way and other gas-related work, and legal and other expenses.  The Utility could record additional charges for PSEP capital to the extent the Utility’s costs are higher than forecast or if additional costs are disallowed by the CPUC.  (See “Disallowed Capital Costs” below.)  In the 2014 GRC, the Utility requested cost recovery for amounts that it has been spending in excess of authorized revenues in its electric and gas distribution and electric generation businesses.  Differences between the amount or timing of the Utility’s actual costs and forecasted or authorized amounts may affect the Utility’s ability to earn its authorized ROE.

•
The Outcome of Pending Investigations and Enforcement Matters. Three CPUC investigations are still pending against the Utility related to its natural gas operations and the San Bruno accident.  The SED has recommended that the CPUC impose what the SED characterizes as a penalty of $2.25 billion on the Utility, consisting of a $300 million fine payable to the State General Fund and $1.95 billion of non-recoverable costs.  If the SED’s penalty recommendation is adopted, the Utility estimates that its total unrecovered costs and fines related to natural gas transmission operations would be about $4.5 billion.  (See “Pending CPUC Investigations” below.)  In addition, fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to the natural gas matters described under “Other Enforcement Matters” below.  On April 1, 2014, the U.S. Attorney’s Office filed criminal charges against the Utility alleging that certain of its pipeline operating practices before the San Bruno accident constituted knowing and willful violations of the Pipeline Safety Act.  The U.S. Attorney seeks fines totaling $6 million.  (See “Criminal Indictment” and “Item 1.A. Risk Factors” below.)

•
The Amount and Timing of the Utility’s Financing Needs.  PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure.  Future financing needs will be affected by various factors, including the timing and amount of capital expenditures and operating expenses, the amount of costs related to natural gas matters that are not recoverable through rates, and other factors described in “Liquidity and Financial Resources” below.  For the three months ended March 31, 2014, PG&E Corporation issued common stock of $302 million and made equity contributions to the Utility of $250 million.  PG&E Corporation forecasts that it will continue issuing a material amount of equity in 2014, primarily to support the Utility’s capital expenditures and to fund unrecovered costs.  Depending on the outcome of the pending investigations, PG&E Corporation may be required to issue additional common stock to fund its equity contributions as the Utility pays fines and incurs additional unrecoverable pipeline-related costs.  These additional issuances could have a material dilutive effect on PG&E Corporation’s EPS.  PG&E Corporation’s and the Utility’s ability to access the capital markets and the terms and rates of future financings could be affected by changes in their respective credit ratings, the outcome of the matters discussed under “Natural Gas Matters” below, general economic and market conditions, and other factors.

For more information about the factors and risks that could affect PG&E Corporation’s and the Utility’s future results of operations, financial condition, and cash flows, or that could cause future results to differ from historical results, see the section entitled “Risk Factors” in the 2013 Annual Report and “Item 1A. Risk Factors” below.  In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  See the section entitled “Cautionary Language Regarding Forward-Looking Statements” below for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  PG&E Corporation and the Utility do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

PG&E Corporation

        The consolidated results of operations consist primarily of balances related to the Utility, which are discussed below.  The following table provides a summary of consolidated net income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in millions)	2014	2013
Consolidated Total	$227	$239
PG&E Corporation	2	5
Utility	$225	$234

PG&E Corporation’s net income consists primarily of interest expense on long-term debt, other income from investments, and income taxes.  There were no material changes to PG&E Corporation’s operating results for the three months ended March 31, 2014 compared to the same period in 2013.

Utility

The table below shows certain items from the Utility’s accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized, such as the payment of pension costs, and the corresponding revenues the Utility is authorized to collect to recover such costs, do not impact earnings.

Revenues that can impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s anticipated costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on its rate base.  Expenses that impact earnings are primarily those amounts that the Utility incurs to own and operate its assets.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$1,589	$1,411	$3,000	$1,588	$1,210	$2,798
Natural gas operating revenues	471	419	890	442	431	873
Total operating revenues	2,060	1,830	3,890	2,030	1,641	3,671
Cost of electricity	-	1,210	1,210	-	983	983
Cost of natural gas	-	360	360	-	346	346
Operating and maintenance	1,037	260	1,297	1,024	312	1,336
Depreciation, amortization, and decommissioning	538	-	538	503	-	503
Total operating expenses	1,575	1,830	3,405	1,527	1,641	3,168
Operating income	$485	$-	$485	$503	$-	$503
Interest income (1)			2			1
Interest expense (1)			(179)			(170)
Other income, net (1)			20			24
Income before income taxes			328			358
Income tax provision (1)			100			121
Net income			228			237
Preferred stock dividend requirement (1)			3			3
Income Available for Common Stock			$225			$234

 (1) Items represent activities that impacted earnings for the three months ended March 31, 2014 and 2013.

Utility Revenues and Costs that Impact Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31, 2014 and 2013, focusing on revenues and expenses that had an impact on earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $30 million, or 1%, in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to an increase in revenues authorized by the FERC in the electric transmission rate case and revenues the CPUC authorized the Utility to collect for recovery of certain PSEP-related costs.  The CPUC has not yet acted on the Utility’s 2014 GRC request.  After a final decision is issued, the Utility will be authorized to collect any increase in revenue requirements from January 1, 2014.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings remained flat in the three months ended March 31, 2014 compared to the same period in 2013.  Total pipeline-related expenses associated with natural gas matters that are not recoverable through rates decreased by $22 million, from $62 million in the three months ended March 31, 2013 to $40 million in the three months ended March 31, 2014.  This decrease was offset by an increase in other expenses that were not material.  There were no additional charges recorded in these periods related to natural gas matters for disallowed capital, fines, or third-party claims, and no insurance recoveries.  As described in “Key Factors Affecting Financial Results” above, the Utility forecasts that its total unrecoverable pipeline-related expenses in 2014 will range from $350 million to $450 million.  See “Natural Gas Matters” below.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses increased by $35 million, or 7%, in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the impact of capital additions.

Interest Income, Interest Expense, and Other Income, Net

There were no material changes to interest income, interest expense, and other income, net for the periods presented.

Income Tax Provision

The Utility’s income tax provision decreased by $21 million, or 17%, in the three months ended March 31, 2014 compared to the same period in 2013.  The effective tax rates were 30% and 34% in the three months ended March 31, 2014 and 2013, respectively.  The decrease in effective tax rate from 2013 was primarily due to higher deductible software development costs in 2014.

Utility Revenues and Costs that do not Impact Earnings

Cost of Electricity

The Utility’s cost of electricity includes the costs of power purchased from third parties, transmission, fuel used in its own generation facilities, fuel supplied to other facilities under power purchase agreements, and realized gains and losses on price risk management activities.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.)  The volume of power purchased by the Utility is driven by customer demand, the availability of the Utility’s own generation facilities, and the cost effectiveness of each source of electricity.  Additionally, the cost of electricity is impacted by the higher cost of procuring renewable energy as the Utility increases the amount of its renewable energy deliveries to comply with California legislative and regulatory requirements, and by costs associated with complying with California’s GHG laws.

	Three Months Ended March 31,
(in millions)	2014	2013
Cost of purchased power	$1,112	$910
Fuel used in own generation facilities	98	73
Total cost of electricity	$1,210	$983
Average cost of purchased power per kWh	$0.089	$0.084
Total purchased power (in millions of kWh)	12,468	10,886

        The Utility anticipates that its cost of electricity for 2014 will be higher due to the low levels of hydroelectric generation caused by the drought in California and higher market prices for natural gas used to fuel conventional generation resources.  The Utility expects that it will be able to continue to recover the increasing cost of electricity through rates.  If the Utility’s forecasted aggregate over-collections or under-collections of its electricity procurement costs exceed five percent of its prior year electricity procurement revenues, the CPUC may authorize an adjustment to retail electricity generation rates before the next annual update, which is January 1, 2015.

Cost of Gas

The Utility’s cost of natural gas includes the costs of procurement, storage, transportation of natural gas and realized gains and losses on price risk management activities.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.)  The Utility’s cost of natural gas is impacted by the market price of natural gas, changes in the cost of storage and transportation, changes in customer demand, and by costs associated with complying with California’s GHG laws.

	Three Months Ended March 31,
(in millions)	2014	2013
Cost of natural gas sold	$324	$300
Transportation cost of natural gas sold	36	46
Total cost of natural gas	$360	$346
Average cost per Mcf (1) of natural gas sold	$4.15	$2.94
Total natural gas sold (in millions of Mcf) (1)	78	102

(1) One thousand cubic feet

Operating and Maintenance Expenses

        The Utility’s operating expenses also include certain recoverable costs that the Utility incurs as part of its operations such as public purpose programs, pension, and other recurring expenses.  If the Utility were to spend over authorized amounts, these expenses could have an impact to earnings.

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

The Utility’s future equity needs will continue to be affected by costs that are not recoverable through rates, including costs related to natural gas matters, and will also be affected by various other factors described in “Operating Activities” below.  The Utility’s equity needs would also increase to the extent it is required to pay fines or penalties in connection with the pending investigations.  (See “Natural Gas Matters” below.)  Further, given the Utility’s significant ongoing capital expenditures, the Utility will continue to need equity contributions from PG&E Corporation to maintain its authorized capital structure.

PG&E Corporation’s equity contributions to the Utility are funded primarily through common stock issuances.  PG&E Corporation’s issuance of common stock to fund equity contributions to the Utility has been dilutive to PG&E Corporation’s EPS to the extent that the equity contributions are used by the Utility to restore equity that has been depleted by unrecoverable costs and charges.  Future issuances of common stock by PG&E Corporation could have a material dilutive effect on PG&E Corporation’s EPS primarily depending upon the ultimate amount of fines imposed on the Utility in connection with the CPUC’s pending investigations and the ultimate amount of unrecoverable costs the Utility incurs.

2014 Financings

PG&E Corporation

 In February 2014, PG&E Corporation issued $350 million principal amount of 2.40% Senior Notes due March 1, 2019.  The proceeds were used to repay the 5.75% Senior Notes, in the principal outstanding amount of $350 million.

 In addition, PG&E Corporation entered into a new equity distribution agreement in February 2014 providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.

During the three months ended March 31, 2014, PG&E Corporation issued 8 million shares of its common stock for aggregate net cash proceeds of $302 million in the following transactions:

•	3 million shares were issued for cash proceeds of $79 million under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans; and
•	5 million shares were sold for cash proceeds of $223 million, net of commissions paid of $2 million, under the February 2014 equity distribution agreement.

The proceeds from these sales were used for general corporate purposes, including the infusion of equity into the Utility.  For the three months ended March 31, 2014, PG&E Corporation made equity contributions to the Utility of $250 million.  On April 30, 2014, PG&E Corporation made an equity contribution to the Utility of $85 million. PG&E Corporation forecasts that it will need to continue to issue additional common stock to fund the Utility’s equity needs.

Utility

        In February 2014, the Utility issued $450 million principal amount of 3.75% Senior Notes due February 15, 2024 and $450 million principal amount of 4.75% Senior Notes due February 15, 2044.  The proceeds were used to repay the 4.80% Senior Notes, in the principal outstanding amount of $539 million, to fund capital expenditures, and for general corporate purposes.

Revolving Credit Facilities and Commercial Paper Program

        In April 2014, PG&E Corporation and the Utility each extended the termination dates of their existing revolving credit facilities by one year from April 1, 2018 to April 1, 2019.

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings at March 31, 2014:

				Letters of
	Termination	Facility		Credit		Commercial		Facility
	Date	Limit		Outstanding	Borrowings	Paper		Availability
(in millions)
PG&E Corporation	April 2019	$300	(1)	$-	$-	$48	(3)	$252	(3)
Utility	April 2019	3,000	(2)	79	-	882	(3)	2,039	(3)
Total revolving
credit facilities		$3,300		$79	$-	$930		$2,291

(1) Includes a $100 million sublimit for letters of credit and a $100 million commitment for loans that are made available on a same-day basis and are repayable in full within 7 days.
(2) Includes a $1.0 billion sublimit for letters of credit and a $300 million commitment for loans that are made available on a same-day basis and are repayable in full within 7 days.
(3) PG&E Corporation and the Utility treat the amount of outstanding commercial paper as a reduction to the amount available under their respective revolving credit facilities.

For the three months ended March 31, 2014, the average outstanding borrowings under PG&E Corporation’s revolving credit facility were $109 million and the maximum outstanding balance was $260 million.  In February 2014, PG&E Corporation repaid the full outstanding borrowings of $260 million and initiated borrowing under its commercial paper program established in January 2014.  For the three months ended March 31, 2014, PG&E Corporations’ average outstanding commercial paper balance was $81 million and the maximum outstanding balance during the period was $260 million.

For the three months ended March 31, 2014, the Utility’s average outstanding commercial paper balance was $847 million and the maximum outstanding balance during the period was $1.0 billion.  The Utility has not borrowed under its credit facility during 2014.

At March 31,  2014, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

Dividends

In March 2014, the Board of Directors of PG&E Corporation declared quarterly dividends of $0.455 per share, totaling $213 million, of which approximately $208 million was paid on April 15, 2014 to shareholders of record on March 31, 2014.

In March 2014, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on May 15, 2014, to shareholders of record on April 30, 2014.

Utility

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.

The Utility’s cash flows from operating activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Net income	$228	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	538	503
Allowance for equity funds used during construction	(22)	(26)
Deferred income taxes and tax credits, net	(19)	163
Other	39	37
Net effect of changes in operating assets and liabilities	15	(7)
Net cash provided by operating activities	$779	$907

During 2014, net cash provided by operating activities decreased by $128 million as compared to 2013.  This decrease consisted of various fluctuations in cash flows including higher purchased power costs as well as lower income tax refunds during 2014 as compared to 2013.

Future cash flow from operating activities will be affected by various factors, including:

•	the timing and outcome of ratemaking proceedings, including the 2014 GRC and 2015 GT&S rate cases;
•	the timing and amount of tax payments, tax refunds, net collateral payments, and interest payments;

•	the timing and amount of insurance recoveries related to third-party claims (see “Natural Gas Matters” below);

•	the timing and amount of fines or penalties that may be imposed, as well as any costs associated with remedial actions the Utility may be required to implement (see “Natural Gas Matters” below);

•
the timing and amount of costs the Utility incurs, but does not recover, to improve the safety and reliability of its natural gas system (see “Operating and Maintenance” above and “Natural Gas Matters” below); and

•
the timing of the resolution of the Chapter 11 disputed claims and the amount of interest on these claims that the Utility will be required to pay (see Note 9 of the Notes to the Condensed Consolidated Financial Statements).

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

The Utility’s cash flows from investing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Capital expenditures	$(1,197)	$(1,249)
Decrease in restricted cash	2	26
Proceeds from sales and maturities of nuclear decommissioning trust investments	530	363
Purchases of nuclear decommissioning trust investments	(536)	(364)
Other	9	5
Net cash used in investing activities	$(1,192)	$(1,219)

Net cash used in investing activities decreased by $27 million in 2014 compared to 2013 primarily due to lower capital expenditures.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility forecasts that it will incur between $5 billion and $6 billion in capital expenditures for 2014, including expenditures related to its pipeline safety enhancement plan.

Financing Activities

The Utility’s cash flows from financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Net repayments of commercial paper, net of discount of $1 in 2014	$(33)	$(2)
Proceeds from issuance of long-term debt, net of premium, discount, and issuance
costs of $10 in 2014	890	-
Repayments of long-term debt	(539)	-
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(179)	(179)
Equity contribution	250	370
Other	30	(15)
Net cash provided by financing activities	$416	$171

In 2014, net cash provided by financing activities increased by $245 million compared to the same period in 2013.  Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date of existing debt instruments.  The Utility generally utilizes long-term debt issuances and equity contributions from PG&E Corporation to maintain its CPUC-authorized capital structure, and relies on short-term debt to fund temporary financing needs.

NATURAL GAS MATTERS

Since the San Bruno accident, PG&E Corporation and the Utility have incurred total cumulative charges of approximately $2.5 billion related to natural gas matters that are not recoverable through rates, as shown in the following table:

	Cumulative	Three Months Ended	Cumulative
(in millions)	December 31, 2013	March 31, 2014	March 31, 2014
Pipeline-related expenses (1)	$1,410	$40	$1,450
Disallowed capital (2)	549	-	549
Accrued fines (3)	239	-	239
Third-party liability claims (4)	565	-	565
Insurance recoveries (4)	(354)	-	(354)
Contribution to City of San Bruno	70	-	70
Total natural gas matters	$2,479	$40	$2,519

(1)
Cumulative costs through March 31, 2014 included PSEP-related expenses of approximately $740 million and other gas safety-related work of $376 million.  The Utility forecasts that it will incur total pipeline-related expenses ranging from $350 million to $450 million in 2014 that will not be recoverable through rates.

(2)	See “Disallowed Capital Costs” below.
(3)	See “Pending CPUC Investigations” below.
(4)	The Utility has settled substantially all of the third-party liability claims related to the San Bruno accident. See “Third-Party Liability Claims” below.

Pending CPUC Investigations

There are three CPUC investigative enforcement proceedings pending against the Utility that relate to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the San Bruno accident.  The SED has recommended that the CPUC impose what the SED characterizes as a penalty of $2.25 billion on the Utility, allocated as follows:  (1) $300 million as a fine to the State General Fund, (2) $435 million for a portion of costs related to the Utility’s PSEP that were previously disallowed by the CPUC and funded by shareholders, and (3) $1.515 billion to perform PSEP work that was previously approved by the CPUC, implement operational remedies, and for future costs.  If the SED’s penalty recommendation is adopted, the Utility estimates that its total unrecovered costs and fines related to natural gas transmission operations would be about $4.5 billion.  Other parties, including the City of San Bruno, TURN, the CPUC’s ORA, and the City and County of San Francisco, have recommended total penalties of at least $2.25 billion, including fines payable to the State General Fund of differing amounts.

The ALJs who are presiding over the investigations are expected to issue one or more presiding judges’ decisions to address the violations that they have determined the Utility committed and to impose penalties.  It is uncertain when the decisions will be issued.  Based on the CPUC’s rules, the presiding judges’ decisions would become the final decisions of the CPUC 30 days after issuance unless the Utility or another party filed an appeal with the CPUC, or a CPUC commissioner requested that the CPUC review the decision, within such time.  If an appeal or review request is filed, other parties would have 15 days to provide comments but the CPUC could act before considering any comments.

At March 31, 2014, the Condensed Consolidated Balance Sheets included an accrual of $200 million in other current liabilities for the minimum amount of fines deemed probable that the Utility will pay to the State General Fund.  The Utility is unable to make a better estimate due to the many variables that could affect the final outcome, including: how the total number and duration of violations will be determined; how the various penalty recommendations made by the SED and other parties will be considered; how the financial and tax impact of unrecoverable costs the Utility has incurred, and will continue to incur, to improve the safety and reliability of its pipeline system, will be considered; whether the Utility’s costs to perform any required remedial actions will be considered; and how the CPUC will respond to public pressure.  Future changes in these estimates or the assumptions on which they are based could have a material impact on future financial condition, results of operations, and cash flows.  The CPUC may impose fines on the Utility that are materially higher than the amount accrued and may disallow PSEP costs that were previously authorized for recovery or other future costs.  Disallowed capital investments would be charged to net income in the period in which the CPUC orders such a disallowance.  See “Disallowed Capital Costs” below.  Future disallowed expense and capital costs would be charged to net income in the period incurred.

Criminal Indictment

As previously disclosed, the U.S. Department of Justice has been conducting a criminal investigation related to the San Bruno accident. On April 1, 2014, the U.S. Attorney’s Office for the Northern District of California filed a 12-count criminal indictment against the Utility in federal district court alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record keeping, pipeline integrity management, and identification of pipeline threats.  The indictment seeks a fine of $500,000 for each of the 12 felony counts, plus a special assessment of $400 for each count, for total fines of $6 million.  The U.S. Attorney could seek a superseding indictment to bring additional charges or fines against the Utility.  On April 21, 2014, the Utility entered a plea of not guilty and the court set a status conference for June 2, 2014.  The Utility believes that criminal charges are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act as alleged.  For a discussion regarding the potential impact of this matter on PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows, see “Item 1A. Risk Factors” below.

Other Enforcement Matters

PG&E Corporation and the Utility are unable to reasonably estimate the amount or range of future losses in connection with the following matters:

Gas Safety Citation Program.  The SED has authority to issue citations and impose fines on California gas corporations, such as the Utility, for violations of certain state and federal regulations that relate to the safety of natural gas facilities and operating practices.  The California gas corporations are required to inform the SED of any self-identified or self-corrected violations of these regulations.  The SED has discretion to impose fines or take other enforcement action to address a violation, based on the totality of the circumstances.  The SED can consider various factors in determining whether to impose fines and the amount of fines, including the severity of the safety risk associated with each violation, the number and duration of the violations, whether the violation was self-reported, and whether corrective actions were taken.  The SED has imposed fines ranging from $50,000 to $16.8 million in connection with several of the Utility’s self-reports.  The Utility has submitted about 60 self-reports (plus some follow-up reports) that the SED has not yet addressed.  The Utility believes it is probable that the SED will impose fines or take other enforcement action with respect to some of these self-reports in the future.  In addition, the SED has been conducting numerous compliance audits of the Utility’s operating practices and has informed the Utility that the SED’s audit findings include several allegations of noncompliant practices.  It is reasonably possible that the SED will impose fines or take other enforcement action with respect to its audit findings.  The Utility has been taking corrective actions in response to these matters.

Natural Gas Transmission Pipeline Rights-of-Way.  In 2012, the Utility notified the CPUC and the SED that the Utility planned to complete a system-wide survey of its transmission pipelines in an effort to identify encroachments (such as building structures and vegetation overgrowth) on the Utility’s pipeline rights-of-way.  The Utility also submitted a proposed compliance plan that set forth the scope and timing of remedial work to remove identified encroachments over a multi-year period and to pay penalties if the proposed milestones were not met.  In March 2014, the Utility informed the SED that the survey has been completed and that remediation work, including removal of the encroachments, is expected to continue for several years.  The SED has not addressed the Utility’s proposed compliance plan, and it is reasonably possible that the SED will impose fines on the Utility or take other enforcement action in the future based on the Utility’s failure to continuously survey its system and remove encroachments.

Other Matters.  On March 3, 2014, a vacant house in Carmel, California was severely damaged due to a natural gas explosion while the Utility’s employees were performing work to upgrade the main natural gas distribution pipeline in the area.  There were no injuries or fatalities.  A third-party engineering firm hired by the Utility has completed an independent assessment and concluded, among other things, that after a welder tapped into the steel distribution pipeline that had previously been fitted with an inner plastic pipe, natural gas migrated from the space between the inserted plastic pipe and the steel pipe into the soil and, eventually, through an opening in a sewer service lateral into the vacant house.  The ignition source was likely the stove pilot light. The consultant's report stated that the root cause of the incident was determined to be "inadequate verification of system status and configuration when performing work on a live line."  The Utility is implementing the recommendations made by the consultant.  The CPUC, the U.S. Attorney’s Office, and local fire and police officials are continuing to investigate the incident, and additional investigations or proceedings could be commenced.  PG&E Corporation and the Utility believe it is reasonably possible that fines could be imposed on the Utility, or that other enforcement actions could be taken, in connection with this matter.

Disallowed Capital Costs

The CPUC has not yet acted on the Utility's PSEP update application (submitted in October 2013) that presented the results of its completed search and review of records relating to validation of operating pressure for the Utility’s entire natural gas transmission pipeline system.  The Utility requested that the CPUC approve changes to the scope and prioritization of PSEP work, including deferring some projects to after 2014 and accelerating other projects, and that the CPUC adjust authorized revenue requirements to reflect these changes.  On April 25, 2014, the SED released the results of its safety review of the Utility’s operating pressure validation work and the Utility’s PSEP update application.  Although the SED identified a number of exceptions, it did not identify any imminent safety concerns.  The Utility is reviewing the SED’s findings and recommendations.  The SED has scheduled a workshop in early May to present its audit findings and the Utility will have an opportunity to respond to the SED’s findings.  It is uncertain when the CPUC will issue a decision on the PSEP update application.

The Utility has requested that the CPUC authorize capital costs of $766 million under the PSEP, reflecting the proposed changes in the PSEP update application.  Of this amount, approximately $340 million is recorded in property, plant, and equipment on the Condensed Consolidated Balance Sheets at March 31, 2014.  At March 31, 2014 and December 31, 2013, the Utility has recorded cumulative charges of $549 million for PSEP capital costs that are expected to exceed the amount to be recovered.  The Utility would record additional charges to the extent PSEP capital costs are higher than currently expected, or if additional capital costs are disallowed by the CPUC.  The Utility’s ability to recover PSEP capital costs also could be affected by the final decisions to be issued in the CPUC’s pending investigations discussed above.

Third-Party Liability Claims

The Utility has settled the claims of substantially all of the remaining plaintiffs who sought compensation for personal injury and property damage, and other relief, including punitive damages, following the San Bruno accident.  The Utility has recorded cumulative charges of $565 million as its best estimate of probable loss for third-party claims related to the San Bruno accident and has made cumulative payments of $521 million for settlements.  In addition, the Utility has incurred cumulative expenses of $88 million for associated legal costs.  The Utility has recognized cumulative insurance recoveries of $354 million for third-party claims and associated legal costs.  Although the Utility believes that a significant portion of costs incurred for third-party claims (and associated legal costs) relating to the San Bruno accident will ultimately be recovered through its insurance, the amount and timing of future insurance recoveries is uncertain.

Class Action Complaint

On August 23, 2012, a complaint was filed in the San Francisco Superior Court against PG&E Corporation and the Utility (and other unnamed defendants) by individuals who seek certification of a class consisting of all California residents who were customers of the Utility between 1997 and 2010, with certain exceptions.  The plaintiffs allege that the Utility collected more than $100 million in customer rates from 1997 through 2010 for the purpose of various safety measures and operations projects but instead used the funds for general corporate purposes such as executive compensation and bonuses.  The plaintiffs allege that PG&E Corporation and the Utility engaged in unfair business practices in violation of California state law.  The plaintiffs seek restitution and disgorgement, as well as compensatory and punitive damages.  PG&E Corporation and the Utility contest the plaintiffs’ allegations.  In May 2013, the court granted PG&E Corporation’s and the Utility’s request to dismiss the complaint on the grounds that the CPUC has exclusive jurisdiction to adjudicate the issues raised by the plaintiffs’ allegations.  The plaintiffs have appealed the court’s ruling to the California Court of Appeal.  PG&E Corporation and the Utility are unable to estimate the amount or range of reasonably possible losses, if any, that may be incurred in connection with this matter if the lower court’s ruling is reversed.

Other Pending Lawsuits and Claims

At March 31, 2014, there were also four purported shareholder derivative lawsuits outstanding against PG&E Corporation and the Utility seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.  The plaintiffs for three of these lawsuits have filed a consolidated complaint with the San Mateo County Superior Court.  Although the proceedings have been stayed, on April 16, 2014, the plaintiffs requested that the court permit them to amend the consolidated complaint to discuss recent events, including the 12-count federal criminal indictment discussed above.  PG&E Corporation, the Utility, and the individual defendants did not oppose the motion to amend, but reserved their right to challenge all of the allegations in the amended complaint at the appropriate time.  On April 22, 2014, a fifth purported shareholder derivative lawsuit was filed in San Mateo County Superior Court seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims, and including allegations relating to the indictment.  The purported shareholder derivative lawsuit that was filed in the U.S. District Court for the Northern District of California remains stayed.

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

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  The resolutions of these and other proceedings may affect PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows.  Significant regulatory developments that have occurred since the 2013 Annual Report was filed with the SEC are discussed below.

2014 General Rate Case

In the 2014 GRC, the Utility has requested that the CPUC approve an annual revenue requirement of $7.8 billion for 2014 for the Utility’s anticipated costs associated with electric generation operations and electric and natural gas distribution operations, with attrition increases of $436 million in 2015 and $486 million in 2016.  The Utility’s requested revenue requirements for 2014 represent an increase of approximately $1.16 billion over the comparable authorized revenues for 2013.  The requested increase was based on detailed expense and capital forecasts developed using operational plans that incorporate risk assessments and mitigation measures to address safety and security issues.  The Utility also made various assumptions to develop these forecasts, including assumptions about depreciation methods and rates, cost escalation rates, and flow-through treatment of certain federal tax benefits.

As previously disclosed, the CPUC’s ORA recommended that the Utility’s 2014 revenue requirements be reduced by $125 million from amounts authorized in 2013, approximately $1.29 billion lower than the Utility’s current forecast.  The ORA also has recommended attrition increases of $169 million for 2015 and $160 million for 2016.  The ORA’s recommendations reflected reductions across all operations represented in the GRC.  Twelve other parties, including TURN, also submitted recommendations in the 2014 GRC.

A proposed decision is anticipated in the second quarter of 2014.  Any changes in revenue requirements authorized in the 2014 GRC will be effective as of January 1, 2014.

2015 Gas Transmission and Storage Rate Case

In the 2015 GT&S rate case, the Utility has requested that the CPUC approve an annual revenue requirement of $1.29 billion for 2015 for the Utility’s anticipated costs of providing natural gas transmission and storage services, with attrition increases of $61 million in 2016 and $168 million in 2017.  The Utility has requested that the CPUC issue an order directing that the authorized revenue requirement changes be effective on January 1, 2015.  The CPUC’s current procedural schedule contemplates opening testimony to be submitted in August 2014, followed by evidentiary hearings to be held in October 2014, and a final CPUC decision to be issued in approximately March 2015.

The Utility’s requested $1.29 billion annual revenue requirement for 2015 reflects a proposed increase of $555 million over the Utility’s authorized revenue requirements of $731 million for 2014.  The Utility’s forecasts for the 2015 GT&S rate case period have been developed to comply with new state law, which requires gas corporations to develop a plan to identify and minimize hazards and systemic risk for public and employee safety.  The forecasts include the continuation of work begun in the Utility’s PSEP.  The Utility has not requested authorization to recover approximately $150 million of costs it forecasts it will incur over the three-year period to pressure test pipelines placed into service after 1961 and perform remedial work associated with the Utility’s pipeline corrosion control program.  The Utility also has not requested authorization to recover costs it forecasts it will incur during 2015 through 2017 to identify and remove encroachments from its gas transmission pipeline rights-of-way.  (See the 2013 Annual Report for additional information.)

The Utility’s continued use of regulatory accounting under GAAP (which enables it to account for the effects of regulation, including recording regulatory assets and liabilities) for gas transmission and storage service depends on its ability to recover its cost of service.  If the Utility were unable to continue using regulatory accounting under GAAP, there would be differences in the timing of expense (or gain) recognition that could materially affect the Utility’s future financial results.

Oakley Generation Facility

In December 2012, the CPUC approved an amended purchase and sale agreement between the Utility and a third-party developer that provides for the construction of a 586-megawatt natural gas-fired facility in Oakley, California.  The CPUC authorized the Utility to recover the purchase price through rates.  The CPUC’s denial of various applications for rehearing that had been filed with respect to its December 2012 decision was appealed to the California Court of Appeal.

On February 5, 2014, the California Court of Appeal issued a ruling that annulled the CPUC's decision after the court determined that the evidence presented did not support a finding of need for the Oakley facility.  The Utility is reviewing the court’s decision and considering its regulatory options.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes; the reporting and reduction of carbon dioxide and other GHG emissions; the discharge of pollutants into the air, water, and soil; and the transportation, handling, storage, and disposal of spent nuclear fuel.  (See “Risk Factors” in the 2013 Annual Report.)

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations.  The Utility is also required to take measures to abate the effects of the contamination on the environment.   At March 31, 2014, $181 million and $266 million was accrued in the Condensed Consolidated Balances Sheets for estimated undiscounted remediation costs associated with the Hinkley site and the Topock site, respectively.  Costs associated with the Hinkley site are not recovered through rates.  (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.)

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with future obligations that relate to financing arrangements (such as long-term debt, preferred stock, and certain forms of regulatory financing), purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and purchases of fuel and transportation to support the Utility’s generation activities.  (Refer to the 2013 Annual Report and “Liquidity and Financial Resources” above.)

OFF-BALANCE SHEET ARRANGEMENTS

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements (PG&E Corporation’s tax equity financing agreements) and Note 14 of the Notes to the Consolidated Financial Statements in the 2013 Annual Report (the Utility’s commodity purchase agreements).

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for non-trading purposes (i.e., risk mitigation) and not for speculative purposes.  The Utility’s risk management activities include the use of energy and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  These activities are discussed in detail in the 2013 Annual Report. There were no significant developments to the Utility and PG&E Corporation’s risk management activities during the three months ended March 31, 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in accordance with U.S. GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, asset retirement obligations, and pension and other postretirement benefits plans to be critical accounting policies.  These policies are considered critical accounting policies due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates.  Actual results may differ materially from these estimates.  These accounting policies and their key characteristics are discussed in detail in the 2013 Annual Report.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations; forecasts of costs the Utility will incur to make safety and reliability improvements, including natural gas transmission costs that the Utility will not recover through rates; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to regulatory assets and liabilities, environmental remediation, litigation, third-party claims, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•
when and how the pending CPUC investigations and enforcement matters related to the Utility’s natural gas system operating practices and the San Bruno accident are concluded, including the ultimate amount of fines the Utility will be required to pay to the State General Fund, the ultimate amount of pipeline-related costs the Utility will not recover through rates, whether the CPUC appoints a monitor to oversee the Utility’s natural gas operations, and the cost of any remedial actions the Utility may be ordered to perform;

•
developments that may occur in the federal criminal prosecution of the Utility for alleged violations of the Natural Gas Pipeline Safety Act, including whether federal prosecutors seek a superseding indictment to bring additional charges or fines against the Utility and whether the Utility is convicted and the amount of any criminal fines or penalties imposed, or whether additional investigations are commenced relating to the Utility’s natural gas operating practices or specific incidents;

•
whether PG&E Corporation and the Utility are able to repair the reputational harm that they have suffered, and may suffer in the future, due to the negative publicity about the San Bruno accident, the CPUC investigations and their final outcomes, the federal criminal prosecution of the Utility and its final outcome, and the ongoing work to remove encroachments from transmission pipeline rights-of-way;

•
the outcomes of ratemaking proceedings, such as the 2014 GRC, the 2015 GT&S rate case, and the transmission owner rate cases and whether the cost and revenue forecasts assumed in such outcomes prove to be accurate;

•
the amount and timing of additional common stock issuances by PG&E Corporation, the proceeds of which are contributed as equity to maintain the Utility’s authorized capital structure as the Utility incurs charges and costs that it cannot recover through rates, including costs and fines associated with natural gas matters and the pending investigations;

•
the outcome of future investigations, citations, or other proceedings, that may be commenced relating to the Utility’s compliance with laws, rules, regulations, or orders applicable to the operation, inspection, and maintenance of its electric and gas facilities;

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

•
the impact of new legislation or NRC regulations, recommendations, policies, decisions, or orders relating to the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, cooling water intake, or other issues; and whether the Utility decides to request that the NRC resume processing the Utility’s renewal application for the two Diablo Canyon operating licenses, and if so, whether the NRC grants the renewal;

•
the impact of droughts or other weather-related conditions or events, climate change, natural disasters, acts of terrorism, war, or vandalism (including cyber-attacks), and other events, that can cause unplanned outages, reduce generating output, disrupt the Utility’s service to customers, or damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies; and subject the Utility to third-party liability for property damage or personal injury, or result in the imposition of civil, criminal, or regulatory penalties on the Utility;

•
the impact of environmental laws and regulations aimed at the reduction of carbon dioxide and GHGs, and whether the Utility is able to continue recovering associated compliance costs, such as the cost of emission allowances and offsets under cap-and-trade regulations and the cost of renewable energy procurement;

•
changes in customer demand for electricity and natural gas resulting from unanticipated population growth or decline in the Utility’s service area, general and regional economic and financial market conditions, the extent of municipalization of the Utility’s electric or gas distribution facilities, changing levels of “direct access” customers who procure electricity from alternative energy providers, changing levels of customers who purchase electricity from governmental bodies that act as “community choice aggregators,” the development of alternative energy technologies including self-generation, storage and distributed generation technologies; and changing levels of “core gas aggregation” customers who procure gas from core transport agents (alternative gas providers);

•
the adequacy and price of electricity, natural gas, and nuclear fuel supplies; the extent to which the Utility can manage and respond to the volatility of energy commodity prices; the ability of the Utility and its counterparties to post or return collateral in connection with price risk management activities; and whether the Utility is able to recover timely its electric generation and energy commodity costs through rates, especially if the integration of renewable generation resources force conventional generation resource providers to curtail production, triggering “take or pay” provisions in the Utility’s power purchase agreements;

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

•
the extent to which costs incurred in connection with third-party claims or litigation can be recovered through insurance, rates, or from other third parties; including the timing and amount of insurance recoveries related to third party claims arising from the San Bruno accident;

•	the ability of PG&E Corporation and the Utility to access capital markets and other sources of debt and equity financing in a timely manner on acceptable terms;

•	changes in credit ratings which could result in increased borrowing costs especially if PG&E Corporation or the Utility were to lose its investment grade credit ratings;

•
the impact of federal or state laws or regulations, or their interpretation, on energy policy and the regulation of utilities and their holding companies, including how the CPUC interprets and enforces the financial and other conditions imposed on PG&E Corporation when it became the Utility’s holding company, and whether the ultimate outcome of the pending investigations relating to the Utility’s natural gas operations affects the Utility’s ability to make distributions to PG&E Corporation, and, in turn, PG&E Corporation’s ability to pay dividends;

•	the outcome of federal or state tax audits and the impact of any changes in federal or state tax laws, policies, regulations, or their interpretation; and

•	the impact of changes in GAAP, standards, rules, or policies, including those related to regulatory accounting, and the impact of changes in their interpretation or application.

        For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see “Risk Factors” in the 2013 Annual Report and “Item 1A. Risk Factors” below.  PG&E Corporation and the Utility do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2014, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  In addition, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following legal proceedings, PG&E Corporation and the Utility are involved in various legal proceedings in the ordinary course of their business.  For more information regarding PG&E Corporation’s and the Utility’s contingencies, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Diablo Canyon Nuclear Power Plant

For more information regarding the status of the 2003 settlement agreement between the Central Coast Regional Water Quality Control Board and the Utility, see “Part I, Item 3. Legal Proceedings” in the 2013 Annual Report.

Criminal Indictment

As previously disclosed, the U.S. Department of Justice has been conducting a criminal investigation related to the San Bruno accident.  On April 1, 2014, the U.S. Attorney’s Office for the Northern District of California filed a 12-count criminal indictment against the Utility in federal district court alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record keeping, pipeline integrity management, and identification of pipeline threats.  The indictment seeks a fine of $500,000 for each of the 12 felony counts, plus a special assessment of $400 for each count, for total fines of $6 million.  The U.S. Attorney could seek a superseding indictment to bring additional charges or fines against the Utility.  On April 21, 2014, the Utility entered a plea of not guilty and the court set a status conference for June 2, 2014.  The Utility believes that criminal charges are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act as alleged.  For a discussion regarding the potential impact of this matter on PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows, see “Item 1A. Risk Factors” below.

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

For additional information, see “Part I, Item 3.  Legal Proceedings” in the 2013 Annual Report and the discussion entitled “Natural Gas Matters – Pending CPUC Investigations” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Litigation Related to the San Bruno Accident and Natural Gas Spending

Following the San Bruno accident various lawsuits were filed in San Mateo County Superior Court against PG&E Corporation and the Utility to seek compensation for personal injury and property damage, and other relief, including punitive damages.  In 2011 and 2012 , the Utility entered into settlement agreements to resolve many of the claims and in September 2013, the Utility agreed to settle the claims of substantially all of the remaining plaintiffs who sought compensation.  At March 31, 2014, the Utility has recorded cumulative charges of $565 million as its best estimate of probable loss for third-party claims related to the San Bruno accident and has made cumulative payments of $521 million to third-party claimants.

At March 31, 2014, there were also four purported shareholder derivative lawsuits outstanding against PG&E Corporation and the Utility seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.  The plaintiffs for three of these lawsuits have filed a consolidated complaint with the San Mateo County Superior Court.  Although the proceedings have been stayed, on April 16, 2014, the plaintiffs requested that the court permit them to amend the consolidated complaint to discuss recent events, including the 12-count federal criminal indictment discussed above.  PG&E Corporation, the Utility, and the individual defendants did not oppose the motion to amend, but reserved their right to challenge all of the allegations in the amended complaint at the appropriate time.  On April 22, 2014, a fifth purported shareholder derivative lawsuit was filed in San Mateo County Superior Court seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims, and including allegations relating to the indictment.  The purported shareholder derivative lawsuit that was filed in the U.S. District Court for the Northern District of California remains stayed.

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

For additional information, see “Part I, Item 3. Legal Proceedings” in the 2013 Annual Report and the discussion entitled “Natural Gas Matters” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Gas Safety Citation Program

The SED has authority to issue citations and impose fines on California gas corporations, such as the Utility, for violations of certain state and federal regulations that relate to the safety of natural gas facilities and operating practices.  The California gas corporations are required to inform the SED of any self-identified or self-corrected violations of these regulations.  The SED has discretion to impose fines or take other enforcement action to address a violation, based on the totality of the circumstances.  The SED can consider various factors in determining whether to impose fines and the amount of fines, including the severity of the safety risk associated with each violation, the number and duration of the violations, whether the violation was self-reported, and whether corrective actions were taken.  The SED has imposed fines ranging from $50,000 to $16.8 million in connection with several of the Utility’s self-reports.  The Utility has submitted about 60 self-reports (plus some follow-up reports) that the SED has not yet addressed.  The Utility believes it is probable that the SED will impose fines or take other enforcement action with respect to some of these self-reports in the future.  In addition, the SED has been conducting numerous compliance audits of the Utility’s operating practices and has informed the Utility that the SED’s audit findings include several allegations of noncompliant practices.  It is reasonably possible that the SED will impose fines or take other enforcement action with respect to its audit findings.  The Utility has been taking corrective actions in response to these matters.

For additional information, see “Part I, Item 3.  Legal Proceedings” in the 2013 Annual Report and the discussion entitled “Natural Gas Matters – Other Enforcement Matters” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see the section of the 2013 Annual Report entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Cautionary Language Regarding Forward-Looking Statements.”

PG&E Corporation’s and the Utility’s reputations have been significantly affected by the negative publicity about the federal criminal indictment of the Utility for alleged violations of the federal Pipeline Safety Act. Their reputations could be further harmed by the eventual outcome of the pending CPUC investigations and if additional enforcement action is taken with respect to other natural gas operating practices or incidents.  The outcome of these matters, including the amount of fines and penalties that may be imposed on the Utility and the ultimate amount of unrecoverable costs the Utility incurs in connection with its natural gas operations could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations and cash flows.

The reputations of PG&E Corporation and the Utility have suffered as a result of the extensive media coverage of the federal criminal indictment of the Utility on April 1, 2014.  (See “Natural Gas Matters−Criminal Indictment” above.)  Media coverage of future developments in the criminal prosecution and following the issuance of the decisions in the three pending CPUC investigations may cause further reputational harm.  In addition, their reputations could suffer further depending on the outcome of the other matters relating to the Utility’s natural gas operations as discussed under “Natural Gas Matters −Other Enforcement Matters” above.  While the CPUC investigations remain unresolved and as personnel changes occur at the CPUC, it can become increasingly difficult to estimate how these other matters will be addressed.  If events or developments occur that further harm PG&E Corporation’s and the Utility’s reputations, the additional reputational harm could have a negative influence on how these other matters are addressed.  Additional reputational harm also could negatively influence the regulatory decision-making process in the Utility’s ratemaking proceedings pending at the CPUC, such as the 2014 GRC and the GT&S rate case.

Continuing negative publicity and uncertainty about the outcome of the CPUC investigations and the criminal proceeding may cause investors to question management’s ability to repair the reputational harm that PG&E Corporation and the Utility have suffered, resulting in an adverse impact on the market price of PG&E Corporation common stock.  The issuance of common stock by PG&E Corporation to fund the Utility’s unrecovered costs has materially diluted PG&E Corporation’s EPS.  Additional share issuances following a declining stock price would cause further dilution.

In addition to the reputational harm associated with these matters, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows could be materially affected by the outcome of these matters.  The criminal indictment seeks a fine of approximately $500,000 for each of the twelve felony charges for a total of $6 million.  The federal prosecutors could seek a superseding indictment to bring additional charges or to request that the court impose fines on the Utility under the federal Alternative Fines Act which allows the federal prosecutors to seek higher fines.  The final decisions to be issued in the CPUC investigations may order the Utility to pay fines that materially exceed the amount previously accrued.  The ultimate amount of pipeline-related costs that the Utility incurs but does not recover through rates will be affected by the final decisions in the CPUC investigations, the outcome of pending ratemaking proceedings, the extent to which the scope and timing of planned pipeline work changes, and whether actual costs exceed forecasts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, PG&E Corporation made equity contributions totaling $250 million to the Utility in order to maintain the 52% common equity component of its CPUC-authorized capital structure.  Neither PG&E Corporation nor the Utility made any sales of unregistered equity securities during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2014, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding.  During the quarter ended March 31, 2014, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Since January 1, 2014, PG&E Corporation has made equity contributions to the Utility totaling $335 million, including equity contributions of $85 million that were made on April 30, 2014.

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the three months ended March 31, 2014 was 2.25.  The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 2014 was 2.22.  The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement No. 333-193879.

        PG&E Corporation’s earnings to fixed charges ratio for the three months ended March 31, 2014 was 2.16.  The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-193880.

ITEM 6. EXHIBITS

3.1	Bylaws of PG&E Corporation amended as of February 19, 2014

3.2	Bylaws of Pacific Gas and Electric Company, amended as of February 19, 2014

4.1
Twenty-First Supplemental Indenture, dated as of February 21, 2014, relating to the issuance of $450,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due February 15, 2024 and $450,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 21, 2014 (File No. 12348), Exhibit 4.1)

4.2
Senior Note Indenture, dated as of February 10, 2014, between PG&E Corporation and U.S. Bank National Association (incorporated by reference to PG&E Corporation’s Form S-3 (File No. 333-193880), Exhibit 4.1)

4.3
First Supplemental Indenture, dated as of February 27, 2014 relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 2.40% Senior Notes due March 1, 2019 (incorporated by reference to PG&E Corporation’s Form 8-K dated February 27, 2014 (File No. 1-12609), Exhibit 4.1)

*10.1	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2014

*10.2	Form of Restricted Stock Unit Agreement for 2014 grants under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.3	Form of Performance Share Agreement for 2014 grants under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.4	Restricted Stock Unit Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2014 grant under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.5	Performance Share Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2014 grant under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.6	Amended and Restated Restricted Stock Unit Agreement between C. Lee Cox and PG&E Corporation for 2013 grant under the PG&E Corporation 2006 Long-Term Incentive Plan

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

PG&E CORPORATION

KENT M. HARVEY

Kent M. Harvey Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

DINYAR B. MISTRY

Dinyar B. Mistry Vice President, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated: May 1, 2014

EXHIBIT INDEX

3.1	Bylaws of PG&E Corporation amended as of February 19, 2014

3.2	Bylaws of Pacific Gas and Electric Company amended as of February 19, 2014

4.1
Twenty-First Supplemental Indenture, dated as of February 21, 2014, relating to the issuance of $450,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due February 15, 2024 and $450,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 21, 2014 (File No. 12348), Exhibit 4.1)

4.2
Senior Note Indenture, dated as of February 10, 2014, between PG&E Corporation and U.S. Bank National Association (incorporated by reference to PG&E Corporation’s Form S-3 (File No. 333-193880), Exhibit 4.1)

4.3
First Supplemental Indenture, dated as of February 27, 2014, relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 2.40% Senior Notes due March 1, 2019 (incorporated by reference to PG&E Corporation’s Form 8-K dated February 27, 2014 (File No. 1-12609), Exhibit 4.1)

*10.1	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2014

*10.2	Form of Restricted Stock Unit Agreement for 2014 grants under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.3	Form of Performance Share Agreement for 2014 grants under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.4	Restricted Stock Unit Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2014 grant under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.5	Performance Share Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2014 grant under the PG&E Corporation 2006 Long-Term Incentive Plan

*10.6	Amended and Restated Restricted Stock Unit Agreement between C. Lee Cox and PG&E Corporation for 2013 grant under the PG&E Corporation 2006 Long-Term Incentive Plan

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory agreement.
** Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.