Form 10-K/A
period 2014-12-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2015-02-18
CIK 1004980, 75488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

PG&E Corporation	Pacific Gas and Electric Company
Large accelerated filer ☑	Large accelerated filer ☐
Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☐	Smaller reporting company ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation	Yes ☐ No ☑
Pacific Gas and Electric Company	Yes ☐ No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2014, the last business day of the most recently completed second fiscal quarter:

PG&E Corporation common stock	$22,602 million
Pacific Gas and Electric Company common stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of January 27, 2015:

PG&E Corporation:	476,399,910 shares
Pacific Gas and Electric Company:	264,374,809 shares (wholly owned by PG&E Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Joint Proxy Statement relating to the 2015 Annual Meetings of Shareholders	Part III (Items 10, 11, 12, 13 and 14)

EXPLANATORY NOTE

This Amendment No. 1 to PG&E Corporation’s and Pacific Gas and Electric Company’s Annual Report on Form 10-K is being amended hereby solely to include Exhibits 12.1, 12.2, and 12.3, which were inadvertently omitted in the Form 10-K filed with the Securities and Exchange Commission on February 10, 2015. No other changes have been made to the Form 10-K. This Amendment No. 1 speaks of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	PG&E CORPORATION		PACIFIC GAS AND ELECTRIC COMPANY
	(Registrant)		(Registrant)

	ANTHONY F. EARLEY, JR.		CHRISTOPHER P. JOHNS
	Anthony F. Early, Jr.		Christopher P. Johns

By:	Chairman of the Board, Chief Executive Officer, and President	By:	President

Date:	February 18, 2015	Date:	February 18, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company
12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation
31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002