Form 10-Q
period 2015-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2015-04-29
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number _______________	Exact Name of Registrant as Specified in its Charter _______________	State or Other Jurisdiction of Incorporation ______________	IRS Employer Identification Number ___________

1-12609	PG&E Corporation	California	94-3234914
1-2348	Pacific Gas and Electric Company	California	94-0742640

PG&E Corporation 77 Beale Street P.O. Box 770000 San Francisco, California 94177 ________________________________________	Pacific Gas and Electric Company 77 Beale Street P.O. Box 770000 San Francisco, California 94177 ______________________________________
Address of principal executive offices, including zip code

PG&E Corporation (415) 973-1000 ________________________________________	Pacific Gas and Electric Company (415) 973-7000 ______________________________________
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

PG&E Corporation:	[X] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:	[ ] Yes [X] No
Pacific Gas and Electric Company:	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 20, 2015:
PG&E Corporation:	479,973,603
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

TABLE OF CONTENTS

GLOSSARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

NOTE 4: DEBT

NOTE 5: EQUITY

NOTE 6: EARNINGS PER SHARE

NOTE 7: DERIVATIVES

NOTE 8: FAIR VALUE MEASUREMENTS

NOTE 9: CONTINGENCIES AND COMMITMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

ENFORCEMENT AND LITIGATION MATTERS

RATEMAKING PROCEEDINGS

ELECTRIC DISTRIBUTION RESOURCES

ENVIRONMENTAL MATTERS

CONTRACTUAL COMMITMENTS

RISK MANAGEMENT ACTIVITIES

CRITICAL ACCOUNTING POLICIES

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2014 Form 10-K	PG&E Corporation's and Pacific Gas and Electric Company's combined Annual Report on Form 10-K for the year ended December 31, 2014
AFUDC	allowance for funds used during construction
CAISO	California Independent System Operator
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
EPS	earnings per common share
EV	electric vehicle
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage
IRS	Internal Revenue Service
NRC	Nuclear Regulatory Commission
NTSB	National Transportation Safety Board
ORA	Office of Ratepayer Advocates
PSEP	pipeline safety enhancement plan
Regional Board	California Regional Water Control Board, Lahontan Region
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or the CPSD
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended
	March 31,
(in millions, except per share amounts)	2015	2014
Operating Revenues
Electric	$3,013	$3,001
Natural gas	886	890
Total operating revenues	3,899	3,891
Operating Expenses
Cost of electricity	1,000	1,210
Cost of natural gas	274	360
Operating and maintenance	1,923	1,299
Depreciation, amortization, and decommissioning	631	538
Total operating expenses	3,828	3,407
Operating Income	71	484
Interest income	1	3
Interest expense	(189)	(185)
Other income, net	58	19
Income (Loss) Before Income Taxes	(59)	321
Income tax provision (benefit)	(93)	91
Net Income	34	230
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$31	$227
Weighted Average Common Shares Outstanding, Basic	477	459
Weighted Average Common Shares Outstanding, Diluted	481	460
Net Earnings Per Common Share, Basic	$0.06	$0.49
Net Earnings Per Common Share, Diluted	$0.06	$0.49
Dividends Declared Per Common Share	$0.46	$0.46

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2015	2014
Net Income	$34	$230
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0 and $0, at respective dates)	-	-
Net change in investments
(net of taxes of $12 and $4, at respective dates)	(17)	5
Total other comprehensive income (loss)	(17)	5
Comprehensive Income	17	235
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Attributable to Common Shareholders	$14	$232

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$145	$151
Restricted cash	298	298
Accounts receivable:
Customers (net of allowance for doubtful accounts of $60 and $66
at respective dates)	905	960
Accrued unbilled revenue	651	776
Regulatory balancing accounts	2,227	2,266
Other	314	377
Regulatory assets	451	444
Inventories:
Gas stored underground and fuel oil	108	172
Materials and supplies	310	304
Income taxes receivable	195	198
Other	422	443
Total current assets	6,026	6,389
Property, Plant, and Equipment
Electric	45,888	45,162
Gas	15,970	15,678
Construction work in progress	2,115	2,220
Other	2	2
Total property, plant, and equipment	63,975	63,062
Accumulated depreciation	(19,534)	(19,121)
Net property, plant, and equipment	44,441	43,941
Other Noncurrent Assets
Regulatory assets	6,412	6,322
Nuclear decommissioning trusts	2,526	2,421
Income taxes receivable	94	91
Other	1,048	963
Total other noncurrent assets	10,080	9,797
TOTAL ASSETS	$60,547	$60,127

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions, except share amounts)	2015	2014
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$856	$633
Accounts payable:
Trade creditors	1,007	1,244
Regulatory balancing accounts	1,039	1,090
Other	545	476
Disputed claims and customer refunds	446	434
Interest payable	150	197
Other	2,110	1,846
Total current liabilities	6,153	5,920
Noncurrent Liabilities
Long-term debt	15,051	15,050
Regulatory liabilities	6,307	6,290
Pension and other postretirement benefits	2,551	2,561
Asset retirement obligations	3,595	3,575
Deferred income taxes	8,626	8,513
Other	2,309	2,218
Total noncurrent liabilities	38,439	38,207
Commitments and Contingencies (Note 9)
Equity
Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares;
479,490,832 and 475,913,404 shares outstanding at respective dates	10,583	10,421
Reinvested earnings	5,126	5,316
Accumulated other comprehensive income (loss)	(6)	11
Total shareholders' equity	15,703	15,748
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	15,955	16,000
TOTAL LIABILITIES AND EQUITY	$60,547	$60,127

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$34	$230
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	631	538
Allowance for equity funds used during construction	(28)	(22)
Deferred income taxes and tax credits, net	113	15
Disallowed capital expenditures	53	-
Other	52	56
Effect of changes in operating assets and liabilities:
Accounts receivable	236	321
Inventories	58	62
Accounts payable	(46)	31
Income taxes receivable/payable	3	(28)
Other current assets and liabilities	(114)	(37)
Regulatory assets, liabilities, and balancing accounts, net	195	(376)
Other noncurrent assets and liabilities	(107)	(19)
Net cash provided by operating activities	1,080	771
Cash Flows from Investing Activities
Capital expenditures	(1,191)	(1,197)
Proceeds from sales and maturities of nuclear decommissioning
trust investments	417	530
Purchases of nuclear decommissioning trust investments	(505)	(536)
Other	7	14
Net cash used in investing activities	(1,272)	(1,189)
Cash Flows from Financing Activities
Repayments under revolving credit facilities	-	(260)
Net issuances of commercial paper, net of discount of $0
and $1 at respective dates	223	15
Proceeds from issuance of long-term debt, net of premium, discount,
and issuance costs of $13 in 2014	-	1,237
Repayments of long-term debt	-	(889)
Common stock issued	151	302
Common stock dividends paid	(211)	(202)
Other	23	27
Net cash provided by financing activities	186	230
Net change in cash and cash equivalents	(6)	(188)
Cash and cash equivalents at January 1	151	296
Cash and cash equivalents at March 31	$145	$108
Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(216)	$(199)
Income taxes, net	-	1

Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$218	$213
Capital expenditures financed through accounts payable	217	171
Noncash common stock issuances	5	5

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating Revenues
Electric	$3,014	$3,000
Natural gas	886	890
Total operating revenues	3,900	3,890
Operating Expenses
Cost of electricity	1,000	1,210
Cost of natural gas	274	360
Operating and maintenance	1,923	1,297
Depreciation, amortization, and decommissioning	631	538
Total operating expenses	3,828	3,405
Operating Income	72	485
Interest income	1	2
Interest expense	(187)	(179)
Other income, net	26	20
Income (Loss) Before Income Taxes	(88)	328
Income tax provision (benefit)	(92)	100
Net Income	4	228
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$1	$225

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in millions)	2015	2014
Net Income	$4	$228
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0 and $0, at respective dates )	-	-
Total other comprehensive income (loss)	-	-
Comprehensive Income	$4	$228

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$50	$55
Restricted cash	298	298
Accounts receivable:
Customers (net of allowance for doubtful accounts of $60 and $66
at respective dates)	905	960
Accrued unbilled revenue	651	776
Regulatory balancing accounts	2,227	2,266
Other	333	375
Regulatory assets	451	444
Inventories:
Gas stored underground and fuel oil	108	172
Materials and supplies	310	304
Income taxes receivable	166	168
Other	408	409
Total current assets	5,907	6,227
Property, Plant, and Equipment
Electric	45,888	45,162
Gas	15,970	15,678
Construction work in progress	2,115	2,220
Total property, plant, and equipment	63,973	63,060
Accumulated depreciation	(19,532)	(19,120)
Net property, plant, and equipment	44,441	43,940
Other Noncurrent Assets
Regulatory assets	6,412	6,322
Nuclear decommissioning trusts	2,526	2,421
Income taxes receivable	94	91
Other	943	864
Total other noncurrent assets	9,975	9,698
TOTAL ASSETS	$60,323	$59,865

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions, except share amounts)	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$856	$633
Accounts payable:
Trade creditors	1,007	1,243
Regulatory balancing accounts	1,039	1,090
Other	584	444
Disputed claims and customer refunds	446	434
Interest payable	149	195
Other	1,873	1,604
Total current liabilities	5,954	5,643
Noncurrent Liabilities
Long-term debt	14,701	14,700
Regulatory liabilities	6,307	6,290
Pension and other postretirement benefits	2,465	2,477
Asset retirement obligations	3,595	3,575
Deferred income taxes	8,885	8,773
Other	2,266	2,178
Total noncurrent liabilities	38,219	37,993
Commitments and Contingencies (Note 9)
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares;
264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	6,613	6,514
Reinvested earnings	7,952	8,130
Accumulated other comprehensive income	5	5
Total shareholders' equity	16,150	16,229
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,323	$59,865

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$4	$228
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	631	538
Allowance for equity funds used during construction	(28)	(22)
Deferred income taxes and tax credits, net	112	(19)
Disallowed capital expenditures	53	-
Other	45	39
Effect of changes in operating assets and liabilities:
Accounts receivable	215	312
Inventories	58	62
Accounts payable	26	53
Income taxes receivable/payable	2	(25)
Other current assets and liabilities	(123)	26
Regulatory assets, liabilities, and balancing accounts, net	195	(376)
Other noncurrent assets and liabilities	(89)	(37)
Net cash provided by operating activities	1,101	779
Cash Flows from Investing Activities
Capital expenditures	(1,191)	(1,197)
Proceeds from sales and maturities of nuclear decommissioning
trust investments	417	530
Purchases of nuclear decommissioning trust investments	(505)	(536)
Other	7	11
Net cash used in investing activities	(1,272)	(1,192)
Cash Flows from Financing Activities
Net issuances (repayments) of commercial paper, net of discount of $0 and $1
at respective dates	223	(33)
Proceeds from issuance of long-term debt, net of premium, discount,
and issuance costs of $10 in 2014	-	890
Repayments of long-term debt	-	(539)
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(179)	(179)
Equity contribution from PG&E Corporation	100	250
Other	25	30
Net cash provided by financing activities	166	416
Net change in cash and cash equivalents	(5)	3
Cash and cash equivalents at January 1	55	65
Cash and cash equivalents at March 31	$50	$68
Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(211)	$(188)
Income taxes, net	-	1
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$217	$171

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

On April 9, 2015, the CPUC approved final decisions in the three investigations pending against the Utility relating to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision (the “Penalty Decision”) which imposes penalties on the Utility totaling $1.6 billion.  As a result of the Penalty Decision, the March 31, 2015 Condensed Consolidated Statements of Income reflect total charges of $553 million, consisting of $400 million for a bill credit due to natural gas customers, $100 million of accrued fines payable to the State General Fund (bringing the total accrual for fines payable to $300 million), and $53 million of estimated disallowances related to pipeline safety improvements.  (See Note 9 below.)

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of PG&E Corporation and the Utility’s financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2014 in the Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets in the 2014 Form 10-K.  This quarterly report should be read in conjunction with the 2014 Form 10-K.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by PG&E Corporation and the Utility are discussed in Note 2 of the Notes to the Consolidated Financial Statements in the 2014 Form 10-K.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs at March 31, 2015, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at March 31, 2015, it did not consolidate any of them.

Pension and Other Postretirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan for eligible employees hired before December 31, 2012 and a cash balance plan for those eligible employees hired after this date or who made a one-time election to participate. Net periodic costs for both are included in Pension Benefits in the table below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2015	2014	2015	2014
Service cost for benefits earned	$119	$99	$13	$11
Interest cost	168	173	18	19
Expected return on plan assets	(218)	(202)	(28)	(26)
Amortization of prior service cost	4	5	5	6
Amortization of net actuarial loss	3	-	1	-
Net periodic benefit cost	76	75	9	10
Regulatory account transfer (1)	9	9	-	-
Total	$85	$84	$9	$10

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) are summarized below:

	Pension	Other	Other
	Benefits	Benefits	Investments	Total
(in millions, net of income tax)	Three Months Ended March 31, 2015
Beginning balance	$(21)	$15	$17	$11
Amounts reclassified from other comprehensive income:
Amortization of prior service cost
(net of taxes of $2, $2, and $0, respectively) (1)	2	3	-	5
Amortization of net actuarial loss
(net of taxes of $1, $0, and $0, respectively) (1)	2	-	-	2
Regulatory account transfer
(net of taxes of $3, $2, and $0, respectively) (1)	(4)	(3)	-	(7)
Change in investments
(net of taxes of $0, $0, and $12, respectively)	-	-	(17)	(17)
Net current period other comprehensive loss	-	-	(17)	(17)
Ending balance	$(21)	$15	$-	$(6)

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
Regulatory account transfer
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

Accounting Standards Issued But Not Yet Adopted

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends existing presentation of debt issuance costs.  PG&E Corporation and the Utility currently disclose debt issuance costs in current assets – other and noncurrent assets – other.  The amendments in this Accounting Standard Update, effective on January 1, 2016, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  PG&E Corporation and the Utility will adopt this standard starting in the first quarter of 2016.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which adds guidance to help entities evaluate the accounting treatment for cloud computing arrangements.  The accounting standards update will be effective on January 1, 2016.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2015	2014
Pension benefits	$2,332	$2,347
Deferred income taxes	2,521	2,390
Environmental compliance costs	674	717
Utility retained generation	446	456
Price risk management	170	127
Unamortized loss, net of gain, on reacquired debt	108	113
Electromechanical meters	53	70
Other	108	102
Total long-term regulatory assets	$6,412	$6,322

Regulatory Liabilities

Long-term regulatory liabilities are composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2015	2014
Cost of removal obligations	$4,307	$4,211
Recoveries in excess of asset retirement obligations	760	754
Public purpose programs	743	701
Other	497	624
Total long-term regulatory liabilities	$6,307	$6,290

Regulatory Balancing Accounts

The Utility’s recovery of revenue requirements and costs is generally decoupled from the volume of sales.  The Utility tracks (1) differences between the Utility’s authorized revenue requirement and customer billings, and (2) differences between incurred costs and customer billings.  To the extent these differences are probable of recovery or refund over the next 12 months, the Utility records a current regulatory balancing account receivable or payable.  Regulatory balancing accounts that the Utility expects to collect or refund over a period exceeding 12 months are recorded as other noncurrent assets – regulatory assets or noncurrent liabilities – regulatory liabilities, respectively, in the Condensed Consolidated Balance Sheets.  Balancing accounts will fluctuate during the year based on seasonal electric and gas usage and the timing of when costs are incurred and customer revenues are collected.

Current regulatory balancing accounts receivable and payable are composed of the following:

	Receivable
	Balance at
	March 31,	December 31,
(in millions)	2015	2014
Electric distribution	$643	$344
Utility generation	434	261
Gas distribution	413	566
Energy procurement	412	608
Public purpose programs	87	109
Other	238	378
Total regulatory balancing accounts receivable	$2,227	$2,266

	Payable
	Balance at
	March 31,	December 31,
(in millions)	2015	2014
Energy procurement	$217	$188
Public purpose programs	144	154
Other (1)	678	748
Total regulatory balancing accounts payable	$1,039	$1,090

(1) At March 31, 2015 Other regulatory balancing accounts payable mostly includes energy supplier settlements related to the Utility’s outstanding bankruptcy claims.  (See “Resolution of Remaining Chapter 11 Disputed Claims” in Note 9 below).

NOTE 4: DEBT

Revolving Credit Facilities and Commercial Paper Program

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings under their revolving credit facilities and commercial paper programs at March 31, 2015:

				Letters of
	Termination	Facility		Credit	Commercial	Facility
(in millions)	Date	Limit		Outstanding	Paper	Availability
PG&E Corporation	April 2019	$300	(1)	$-	$-	$300
Utility	April 2019	3,000	(2)	33	556	2,411
Total revolving
credit facilities		$3,300		$33	$556	$2,711

(1) Includes a $100 million sublimit for letters of credit and a $100 million commitment for “swingline” loans defined as loans that are made available on a same-day basis and are repayable in full within 7 days.

(2) Includes a $1.0 billion sublimit for letters of credit and a $300 million commitment for swingline loans.

PG&E Corporation and the Utility can issue commercial paper up to the maximum amounts of $300 million and $1.75 billion, respectively.  PG&E Corporation and the Utility treat the amount of outstanding commercial paper as a reduction to the amount available under their respective revolving credit facilities.

On April 27, 2015, PG&E Corporation and the Utility amended and restated their respective $300 million and $3.0 billion revolving credit facilities that were entered into on April 1, 2013.  The amendments and restatements extended the termination dates of the credit facilities from April 1, 2019 to April 27, 2020, reduced the amount of lender commitments to the letter of credit sublimits from $100 million to $50 million for PG&E Corporation’s credit facility and from $1.0 billion to $500 million for the Utility’s credit facility, and reduced the swingline commitment on the Utility’s credit facility from $300 million to $75 million.

Borrowings under each amended and restated credit agreement (other than swing line loans) will bear interest based, at each borrower’s election, on (1) a London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (2) the base rate plus an applicable margin. The base rate will equal the higher of the following: the administrative agent’s announced base rate, 0.5% above the overnight federal funds rate, and the one-month LIBOR plus an applicable margin.  The applicable margin for LIBOR loans will range between 0.9% and 1.475% under PG&E Corporation’s amended and restated credit agreement and between 0.8% and 1.275% under the Utility’s amended and restated credit agreement.  The applicable margin for base rate loans will range between 0% and 0.475% under PG&E Corporation’s amended and restated credit agreement and between 0% and 0.275% under the Utility’s amended and restated credit agreement.  In addition, the facility fee under PG&E Corporation’s and the Utility’s amended and restated credit agreements will range between 0.1% and 0.275% and between 0.075% and 0.225%, respectively.

Pollution Control Bonds

At March 31, 2015, the interest rates on the $614 million principal amount of pollution control bonds Series 1996 C, E, F, and 1997 B and the related loan agreements ranged from 0.01% to 0.02%.  At March 31, 2015, the interest rates on the $309 million principal amount of pollution control bonds Series 2009 A-D and the related loan agreements ranged from 0.01% to 0.03%.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the three months ended March 31, 2015 were as follows:

	PG&E Corporation	Utility
	Total	Total
(in millions)	Equity	Shareholders' Equity
Balance at December 31, 2014	$16,000	$16,229
Comprehensive income	17	4
Equity contributions	-	100
Common stock issued	156	-
Share-based compensation	6	(1)
Common stock dividends declared	(221)	(179)
Preferred stock dividend requirement	-	(3)
Preferred stock dividend requirement of subsidiary	(3)	-
Balance at March 31, 2015	$15,955	$16,150

In February 2015, PG&E Corporation entered into a new equity distribution agreement providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.  During the three months ended March 31, 2015, PG&E Corporation sold 1.4 million shares under the February 2015 equity distribution agreement for cash proceeds of $74 million, net of commissions paid of $1 million.

In addition, PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans.  During the three months ended March 31, 2015,

2.2 million shares were issued for cash proceeds of $77 million under these plans.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Income available for common shareholders	$31	$227
Weighted average common shares outstanding, basic	477	459
Add incremental shares from assumed conversions:
Employee share-based compensation	4	1
Weighted average common shares outstanding, diluted	481	460
Total earnings per common share, diluted	$0.06	$0.49

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

Cash collateral paid or received is offset against the fair value of derivative instruments executed with the same counterparty under a master netting arrangement, where the right of offset and the intention to offset exist.  Derivatives are presented in the Utility’s Condensed Consolidated Balance Sheets on a net basis.

The Utility elects the normal purchase and sale exception for eligible derivatives.  Eligible derivatives are those that require physical delivery in quantities that are expected to be used by the Utility over a reasonable period in the normal course of business, and do not contain pricing provisions unrelated to the commodity delivered.  The fair value of these items is not reflected in the Condensed Consolidated Balance Sheets at fair value, eligible derivatives are accounted for under the accrual method of accounting.

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
		March 31,	December 31,
Underlying Product	Instruments	2015	2014
Natural Gas (1) (MMBtus (2))	Forwards and Swaps	286,357,249	308,130,101
	Options	120,616,913	164,418,002
Electricity (Megawatt-hours)	Forwards and Swaps	5,254,402	5,346,787
	Congestion Revenue Rights (3)	213,503,515	224,124,341

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.

(2) Million British Thermal Units.

(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges based on demand when there is insufficient transmission capacity.

Presentation of Derivative Instruments in the Financial Statements

At March 31, 2015, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$72	$(3)	$17	$86
Other noncurrent assets – other	168	(5)	-	163
Current liabilities – other	(84)	3	33	(48)
Noncurrent liabilities – other	(175)	5	29	(141)
Net commodity risk	$(19)	$-	$79	$60

At December 31, 2014, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$73	(4)	19	$88
Other noncurrent assets – other	178	(13)	-	165
Current liabilities – other	(78)	4	26	(48)
Noncurrent liabilities – other	(140)	13	9	(118)
Net commodity risk	$33	$-	$54	$87

Gains and losses associated with price risk management activities were recorded as follows:

	Commodity Risk
	Three Months Ended March 31,
(in millions)	2015	2014
Net unrealized gain (loss) - regulatory assets and liabilities (1)	$(52)	$58
Realized loss - cost of electricity (2)	(7)	(18)
Realized loss - cost of natural gas (2)	(1)	-
Total commodity risk	$(60)	$40

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

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies.  At March 31, 2015, the Utility’s credit rating was investment grade.  If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability derivative positions.

The additional cash collateral that the Utility would be required to post if the credit risk-related contingency features were triggered was as follows:

	Balance at
	March 31,	December 31,
(in millions)	2015	2014
Derivatives in a liability position with credit risk-related
contingencies that are not fully collateralized	$(2)	$(47)
Collateral posting in the normal course of business related to
these derivatives	-	44
Net position of derivative contracts/additional collateral
posting requirements (1)	$(2)	$(3)

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

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below (assets held in rabbi trusts and other investments are held by PG&E Corporation and not the Utility):

	Fair Value Measurements
	At March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Money market investments	$96	$-	$-	$-	$96
Nuclear decommissioning trusts
Money market investments	29	-	-	-	29
Global equity securities	1,619	13	-	-	1,632
Fixed-income securities	673	539	-	-	1,212
Total nuclear decommissioning trusts (2)	2,321	552	-	-	2,873
Price risk management instruments
(Note 7)
Electricity	-	7	230	9	246
Gas	2	1	-	-	3
Total price risk management instruments	2	8	230	9	249
Rabbi trusts
Fixed-income securities	-	42	-	-	42
Life insurance contracts	-	74	-	-	74
Total rabbi trusts	-	116	-	-	116
Long-term disability trust
Money market investments	4	-	-	-	4
Global equity securities	-	24	-	-	24
Fixed-income securities	-	123	-	-	123
Total long-term disability trust	4	147	-	-	151
Total assets	$2,423	$823	$230	$9	$3,485
Liabilities:
Price risk management instruments
(Note 7)
Electricity	$59	$11	$188	$(70)	$188
Gas	-	1	-	-	1
Total liabilities	$59	$12	$188	$(70)	$189

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Represents amount before deducting $347 million, primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  Investments, primarily consisting of equity securities, that are valued using a net asset value per share can be redeemed quarterly with notice not to exceed 90 days.  Equity investments valued at net asset value per share utilize investment strategies aimed at matching the performance of indexed funds.  Transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  There were no material transfers between any levels for the three months ended March 31, 2015 and 2014.

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

	Fair Value at
(in millions)	March 31, 2015		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$230	$64	Market approach	CRR auction prices	$(15.97) - 8.17
Power purchase agreements	$-	$124	Discounted cash flow	Forward prices	$15.56 - 47.26

(1) Represents price per megawatt-hour

	Fair Value at
(in millions)	December 31, 2014		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$232	$63	Market approach	CRR auction prices	$(15.97) - 8.17
Power purchase agreements	$-	$100	Discounted cash flow	Forward prices	$16.04 - 56.21

(1) Represents price per megawatt-hour

Level 3 Reconciliation

The following tables present the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2015 and 2014:

	Price Risk Management Instruments
(in millions)	2015	2014
Asset (liability) balance as of January 1	$69	$(30)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(27)	8
Asset (liability) balance as of March 31	$42	$(22)

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

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments:

  The fair values of cash, restricted cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, floating rate senior notes, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at March 31, 2015 and December 31, 2014, as they are short-term in nature or have interest rates that reset daily.

  The fair values of the Utility’s fixed-rate senior notes and fixed-rate pollution control bonds and PG&E Corporation’s fixed-rate senior notes were based on quoted market prices at March 31, 2015 and December 31, 2014.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2015		At December 31, 2014
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
PG&E Corporation	$350	$354	$350	$352
Utility	13,779	16,324	13,778	15,851

Available for Sale Investments

The following table provides a summary of available-for-sale investments:

		Total	Total
	Amortized	Unrealized	Unrealized	Total Fair
(in millions)	Cost	Gains	Losses	Value
As of March 31, 2015
Nuclear decommissioning trusts
Money market investments	$29	$-	$-	$29
Global Equity securities	536	1,109	(13)	1,632
Fixed Income securities	1,133	82	(3)	1,212
Total nuclear decommissioning trusts (1)	1,698	1,191	(16)	2,873
Total	$1,698	$1,191	$(16)	$2,873
As of December 31, 2014
Nuclear decommissioning trusts
Money market investments	$17	$-	$-	$17
Global Equity securities	520	1,087	(9)	1,598
Fixed-income securities	1,059	75	(4)	1,130
Total nuclear decommissioning trusts (1)	1,596	1,162	(13)	2,745
Other investments	5	28	-	33
Total	$1,601	$1,190	$(13)	$2,778

(1) Represents amounts before deducting $347 million and $324 million at March 31, 2015 and December 31, 2014, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of debt securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2015
Less than 1 year	$25
1–5 years	450
5–10 years	257
More than 10 years	480
Total maturities of debt securities	$1,212

The following table provides a summary of activity for the debt and equity securities:

	Three Months Ended
	March 31, 2015	March 31, 2014
(in millions)
Proceeds from sales and maturities of nuclear decommissioning trust
investments	$417	$530
Gross realized gains on sales of securities held as available-for-sale	35	56
Gross realized losses on sales of securities held as available-for-sale	(3)	(1)

NOTE 9: CONTINGENCIES AND COMMITMENTS

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

Enforcement and Litigation Matters

CPUC Investigations Related to Natural Gas Transmission

On April 9, 2015, the CPUC approved final decisions in the three investigations pending against the Utility relating to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision which imposes penalties on the Utility totaling $1.6 billion (the “Penalty Decision”).  The Utility has elected not to appeal any of the decisions.

The penalties, to be funded by shareholders, are comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million.  The Penalty Decision requires that at least $688.5 million of the $850 million be allocated to capital expenditures and that the Utility be precluded from including these capital costs in rate base.  The remainder will be allocated to safety-related expenses.  The CPUC will determine which safety projects and programs will be funded by shareholders in the Utility’s pending 2015 GT&S rate case.  If the $850 million is not exhausted by designated safety-related projects and programs in the GT&S proceeding, the CPUC will identify additional projects in future proceedings to ensure that the full $850 million is spent.

For the three months ended March 31, 2015, the Utility recorded additional charges of $553 million as a result of the Penalty Decision.  The cumulative charges at March 31, 2015, and the anticipated future financial impact are shown in the following table:

			Anticipated
	Three Months	Cumulative	Future
	Ended	Charges	Financial	Total
(in millions)	March 31, 2015	March 31, 2015	Impact	Amount
Fine payable to the state (1)	$100	$300	$-	$300
Customer bill credit	400	400	-	400
Charge for disallowed capital (2)	53	53	636	689
Disallowed revenue for pipeline safety
expenses (3)	-	-	161	161
CPUC estimated cost of other remedies (4)	-	20	30	50
Total Penalty Decision fines and remedies
recorded	$553	$773	$827	$1,600

(1) The Utility increased its accrual from $200 million at December 31, 2014 to $300 million at March 31, 2015.

(2) The Penalty Decision prohibits the Utility from recovering certain expenses and capital spending associated with pipeline safety-related projects and programs that the CPUC will identify in the final decision to be issued in the Utility’s 2015 GT&S rate case.  The Utility estimates that approximately $53 million of capital spending in the three months ended March 31, 2015, is probable of disallowance, subject to adjustment based on the final 2015 GT&S rate case decision.

(3) These costs are being expensed as incurred. Future GT&S revenues will be reduced for these unrecovered expenses.

(4) In the Penalty Decision, the CPUC estimates that the Utility would incur $50 million to comply with the other remedies in the Penalty Decision, including $30 million to reimburse the CPUC for the costs of future audits.  Remedial costs are expensed as incurred. Other than the refund of CPUC audit costs, the majority of the remedies have been completed or are underway and the associated costs have already been incurred.

At March 31, 2015, the Condensed Consolidated Balance Sheets include $300 million in other current liabilities for the fines payable, and $400 million in current regulatory liabilities for the one-time bill credit due to the Utility’s natural gas customers.  The charges recorded are reflected in operating and maintenance expenses in the March 31, 2015, Condensed Consolidated Statements of Income.  It is uncertain what costs the CPUC will ultimately count towards the $850 million shareholder-funded obligation.  To the extent the Utility’s actual costs exceed qualified amounts and are not authorized for recovery, the Utility may be required to record additional charges in future periods.

Improper CPUC Communications

In the Penalty Decision (discussed above), the CPUC stated that it will begin a new investigation to examine allegations by the City of San Bruno that communications between the Utility’s employees and CPUC personnel violated the CPUC’s rules relating to ex parte communications.  Ex parte communications include any communication between a decision maker and an interested person concerning substantive issues in certain identified categories of formal proceedings before the CPUC.  The Utility believes that the communications cited by San Bruno are not prohibited ex parte communications.  If the CPUC determines that the communications constitute ex parte violations, it is reasonably possible that the CPUC will impose penalties or other remedies, but the Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining the final penalties.

The Utility also notified the CPUC of ex parte communications between the Utility and the CPUC regarding the 2015 GT&S rate case.  In November 2014, the CPUC imposed a fine of $1.05 million on the Utility for these communications.  (The ORA, TURN, and the City of San Bruno have asked the CPUC to reconsider its decision contending that the applicable law supports the imposition of a fine ranging from $2.5 million to $250 million.)  In addition, the CPUC disallowed the Utility from recovering up to the entire amount of the revenue increase that may be authorized in the GT&S rate case and that otherwise would have been collected from ratepayers over a five-month period.  The Utility has asked the CPUC to reconsider its decision.  The exact amount of any revenue disallowance will be determined in the CPUC’s final decision in the GT&S rate case that is scheduled to be issued in August 2015.

The Utility also notified the CPUC of additional email communications between the Utility and the CPUC regarding various matters (not limited to the GT&S rate case) that the Utility believes may constitute or describe ex parte communications.  For these additional communications, the Utility believes it is probable that CPUC enforcement action will be taken.  The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining the final penalties.

Other CPUC Matters

CPUC Investigation Regarding Natural Gas Distribution Facilities Record-Keeping

On November 20, 2014, the CPUC began an investigation into whether the Utility violated applicable laws pertaining to record-keeping practices for its natural gas distribution service and facilities.  The order also requires the Utility to show cause why (1) the CPUC should not find that the Utility violated provisions of the California Public Utilities Code, CPUC general orders or decisions, other rules, or requirements, and/or engaged in unreasonable and/or imprudent practices related to these matters, and (2) the CPUC should not impose penalties, and/or any other forms of relief, if any violations are found.  In particular, the order cites the SED’s investigative reports alleging that the Utility violated rules regarding safety record-keeping in connection with six natural gas distribution incidents, including the natural gas explosion that occurred in Carmel, California on March 3, 2014.  On April 10, 2015, the assigned Commissioner issued a scoping memo and ruling stating that the scope of the proceeding is whether or not the Utility violated any applicable laws, rules, or regulations “by its record-keeping policies and practices with respect to maintaining safe operation of its gas distribution system.”  The scope of the proceeding also may include matters resulting from the SED’s ongoing reviews of the Utility’s record-keeping practices relating to mapping, pre-excavation location and marking, and pressure validation for distribution facilities, among other issues.

The procedural schedule requires the SED’s and intervenors’ testimony to be submitted starting in September 2015 with the Utility’s response due in November 2015 followed by rebuttal testimony in December 2015.  Hearings are scheduled for January 19-22, 2016.

PG&E Corporation and the Utility believe it is reasonably possible that the CPUC will impose penalties on the Utility or require the Utility to implement operational remedies. The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining penalties. In addition, the Utility could incur material costs to implement operational remedies, which may not be recoverable.

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

Potential Safety Citations

 The SED periodically audits utility operating practices, conducts investigations of potential violations, and has authority to issue citations and impose fines on the utilities for violations of applicable laws and regulations.  The SED can consider various factors in determining whether to impose fines and the amount of fines, including the severity of the safety risk associated with each violation, the number and duration of the violations, whether the violation was self-reported, and whether corrective actions were taken.

The SED has imposed fines on the Utility ranging from $50,000 to $16.8 million for violations identified through the Utility’s self-reports, SED investigations and audits.  The Utility believes it is probable that the SED will impose fines or take other enforcement action based on some of the Utility’s remaining self-reports or based on allegations contained in some of the SED’s audits. The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred for fines imposed by the SED given the wide discretion the SED has in determining whether to bring enforcement action and the number of factors that can be considered in determining the amount of fines.

Federal and State Matters

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court replacing the indictment that had been returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  The maximum statutory fine for each felony count is $500,000, for total fines of $14 million.  The superseding indictment also seeks an alternative fine under the Alternative Fines Act which states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”  Based on the superseding indictment’s allegations that the Utility derived gross gains of approximately $281 million and that the victims suffered losses of approximately $565 million, the maximum alternate fine would be approximately $1.13 billion.

The Utility entered a plea of not guilty.  The Utility believes that criminal charges and the alternate fine allegations are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act or obstruct the NTSB’s investigation, as alleged in the superseding indictment.

The trial is set to begin March 8, 2016. PG&E Corporation and the Utility have not accrued any charges for criminal fines in their Condensed Consolidated Financial Statements as such amounts are not considered to be probable.

Other Federal and State Matters

The U.S. Attorney’s Office in San Francisco and the California Attorney General’s office have also begun investigations in connection with the ex parte communications (see “Improper CPUC Communications” above).  The Utility is cooperating with the federal and state investigators.  It is uncertain whether any charges will be brought against the Utility.  In addition, the Utility was informed that the U.S. Attorney’s Office was investigating a natural gas explosion that occurred in Carmel, California on March 3, 2014.  (For more information refer to Note 14 of the Notes to the Consolidated Financial Statements appearing under Item 8 in the 2014 Annual Report on Form 10-K).  It is uncertain whether any charges will be brought against the Utility. The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case.

Capital Expenditures relating to Pipeline Safety Enhancement Plan

At March 31, 2015, approximately $600 million of PSEP-related capital costs is recorded in property, plant, and equipment on the Condensed Consolidated Balance Sheets.  The Utility would be required to record charges in future periods to the extent PSEP-related capital costs are higher than currently expected.

Other Legal and Regulatory Contingencies

Accruals for other legal and regulatory contingencies (excluding amounts related to the enforcement and litigation matters described above) totaled $39 million at March 31, 2015, and $55 million at December 31, 2014.  These amounts are included in other current liabilities in the Condensed Consolidated Balance Sheets.  The resolution of these matters is not expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is composed of the following:

	Balance at
(in millions)	March 31, 2015	December 31, 2014
Topock natural gas compressor station (1)	$298	$291
Hinkley natural gas compressor station (1)	153	158
Former manufactured gas plant sites owned by the Utility or third parties	257	257
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites	159	150
Fossil fuel-fired generation facilities and sites	98	98
Total environmental remediation liability	$965	$954

(1) See “Natural Gas Compressor Station Sites” below.

At March 31, 2015 the Utility expected to recover $677 million of its environmental remediation liability through various ratemaking mechanisms authorized by the CPUC.  One of these mechanisms allows the Utility rate recovery for 90% of its hazardous substance remediation costs for certain approved sites (including the Topock site) without a reasonableness review.  The Utility will also incur environmental remediation costs that it does not seek to recover in rates, such as the costs associated with the Hinkley site.

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

Hinkley Site

The Utility has been implementing interim remediation measures at the Hinkley site to reduce the mass of the chromium plume and to monitor and control movement of the plume.  The Utility's remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the Regional Board.  On January 22, 2015, the Regional Board issued a preliminary draft clean-up and abatement order that proposes that the Utility continue and improve its remedial treatment methods evaluated in the environmental report, along with a proposed monitoring and reporting program and proposed deadlines in 2021 and 2026 to meet specified interim clean-up targets.  The Regional Board is tentatively scheduled to consider final adoption of the clean-up and abatement order at its September 2015 meeting.

The Utility’s environmental remediation liability at March 31, 2015 reflects the Utility’s best estimate of probable future costs associated with its final remediation plan and interim remediation measures.  Future costs will depend on many factors, including the levels of hexavalent chromium the Utility is required to use as the standard for remediation, the required time period by which those standards must be met, and the nature and extent of the chromium contamination.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition, results of operations, and cash flows.

Topock Site

The Utility's remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California Department of Toxic Substances Control and the U.S. Department of the Interior.  In September 2014, the Utility submitted its 90% remedial design plan to regulatory authorities and expects to submit its final remedial design plan in mid-2015, which would seek approval to begin construction of an in-situ groundwater treatment system that will convert hexavalent chromium into a non-toxic and non-soluble form of chromium.  The Utility has implemented interim remediation measures, including a system of extraction wells and a treatment plant designed to prevent movement of the chromium plume toward the Colorado River.  The Utility's environmental remediation liability at March 31, 2015 reflects its best estimate of probable future costs associated with its final remediation plan.  Future costs will depend on many factors, including the extent of work to be performed to implement the final groundwater remedy and the Utility's required time frame for remediation.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition and cash flows.

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

At December 31, 2014, the Consolidated Balance Sheets reflected $434 million in net claims, within Disputed claims and customer refunds, and $291 million of cash in escrow for payment of the remaining net disputed claims, within Restricted cash.  There were no significant changes to these balances during the three months ended March 31, 2015.

Tax Matters

The IRS is currently reviewing several matters in the 2011, 2012, and 2013 tax returns.  The most significant relates to a 2011 accounting method change to adopt guidance issued by the IRS in determining which repair costs are deductible for the electric transmission and distribution businesses.  PG&E Corporation and the Utility expect that the IRS will complete its review of the deductible repair costs for the electric transmission and distribution businesses in 2015.  The IRS is also expected to issue guidance during 2015 that determines which repair costs are deductible for the natural gas transmission and distribution businesses.  PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months depending on the IRS guidance that is issued and the resolution of the audits related to the 2011, 2012, and 2013 tax returns.  As of March 31, 2015, it is reasonably possible that unrecognized tax benefits will decrease by approximately $370 million within the next 12 months, and most of this decrease would not impact net income.

There were no other significant developments to tax matters during the three months ended March 31, 2015.  (Refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of the 2014 Form 10-K.)

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments.  The Utility disclosed its commitments at December 31, 2014 in Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the  2014 Form 10-K.  The Utility has not entered into any new material commitments during the three months ended March 31, 2015.

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

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s separate Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.  It should also be read in conjunction with the 2014 Form 10-K.

On April 9, 2015, the CPUC approved final decisions in the three investigations pending against the Utility relating to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision (the “Penalty Decision”) which imposes penalties on the Utility totaling $1.6 billion.  The penalties, to be funded by shareholders, are comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million.  PG&E Corporation’s and the Utility’s financial results for the three months ended March 31, 2015, reflect various charges associated with the Penalty Decision as discussed below.

Summary of Changes in Net Income and Earnings per Share

PG&E Corporation’s financial results for the three months ended March 31, 2015 reflect an increase in the Utility’s revenues, as authorized in the CPUC’s final decision issued in the Utility’s 2014 GRC on August 14, 2014 and various changes associated with the Penalty Decision issued on April 9, 2015.

The following table is a summary reconciliation of the key changes, after-tax, in PG&E Corporation’s income available for common shareholders and EPS compared to the same period in the prior year (see “Results of Operations” below for additional information):

		EPS
(in millions, except per share amounts)	Earnings	(Diluted)
Income Available for Common Shareholders - March 31, 2014	$227	$0.49
2014 GRC cost recovery (1)	99	0.21
Growth in rate base earnings (2)	26	0.05
Nuclear refueling outage	26	0.05
Timing of taxes (3)	20	0.04
Gain on disposition of SolarCity stock	14	0.03
Fines and penalties (4)	(369)	(0.77)
Timing of 2015 GT&S cost recovery (5)	(36)	(0.08)
Increase in shares outstanding (6)	-	(0.02)
Other	24	0.06
Income Available for Common Shareholders - March 31, 2015	$31	$0.06

(1)  Represents the increase in base revenues authorized by the CPUC in the 2014 GRC decision for the three months ended March 31, 2015, including the impact of flow-through ratemaking treatment for federal tax deductions for repairs.  In 2013, the Utility incurred approximately $200 million of expense and $1 billion of capital costs above authorized levels.  The 2014 GRC decision authorized revenues that support this higher level of spending during 2014 and throughout the GRC period.  The increase in revenue related to 2014 was not recognized until the quarter ended September 30, 2014, when the 2014 GRC decision was issued.

(2)  Represents the impact of the increase in rate base as authorized in various rate cases during the three months ended March 31, 2015 as compared to the same period in 2014.

(3)  Represents the timing of taxes reportable in quarterly financial statements.

(4) Represents the impact during the three months ended March 31, 2015 of the Penalty Decision issued on April 9, 2015.  See “Enforcement and Litigation Matters” below.

(5) Represents expenses during the three months ended March 31, 2015 requested in the GT&S rate case with no corresponding increase in revenue.  The Utility’s 2015 GT&S request to increase revenues is pending a CPUC decision.  After a final decision is issued, the Utility will be authorized to collect any increase in revenue requirements from January 1, 2015.

(6) Represents the impact of a higher number of weighted average shares of common stock outstanding during the three months ended March 31, 2015 as compared to the same periods in 2014.  PG&E Corporation issues shares to fund its equity contributions to the Utility to maintain the Utility’s capital structure and fund operations, including unrecovered expenses.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their future results of operations, financial condition, and cash flows will be materially affected by the following factors:

•

Penalties, Fines and Remedial Costs. Future financial results will be impacted by the timing and amount of costs the Utility incurs for designated pipeline safety projects and programs and to implement remedial measures, as required by the Penalty Decision. The Utility also could incur fines associated with pending federal criminal charges that the Utility knowingly and willfully violated the Pipeline Safety Act and illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  Based on the superseding indictment’s allegations, the maximum statutory fine would be $14 million and the maximum alternative fine would be approximately $1.13 billion.  Federal and state authorities also are conducting investigations in connection with certain communications between the Utility and CPUC personnel.  The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case.  Fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to these and other enforcement matters, including new CPUC investigations.  (See “Enforcement and Litigation Matters” below.)

•

The Timing and Outcome of Ratemaking Proceedings. In the GT&S rate case, the Utility has requested that the CPUC authorize revenue requirements for the Utility’s gas transmission and storage operations from 2015 through 2017. The Utility has requested an increase in its 2015 revenue requirements of $555 million over the comparable authorized revenues, as well as increases for 2016 and 2017.  In response to the Utility’s violations of the CPUC’s rules regarding ex parte communications relating to the 2015 GT&S rate case, the CPUC issued a decision to disallow up to five months of the GT&S incremental revenues that would otherwise be authorized in the final decision, which is scheduled to be issued in August 2015.  The Utility and other parties have filed applications requesting the CPUC to reconsider this decision.  It is uncertain whether this decision will be upheld and what amount of GT&S revenue requirements will ultimately be authorized. In addition, the Utility has a TO rate case pending at the FERC.  The outcome of ratemaking proceedings can be affected by many factors, including the level of opposition by intervening parties, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors.

•

The Ability of the Utility to Control Operating Costs and Capital Expenditures.  Whether the Utility is able to earn its authorized rate of return could be materially affected if the Utility’s actual costs differ from the amounts that have been authorized in the final 2014 GRC decision and that may be authorized in the 2015 GT&S rate case and future rate case decisions.  In addition to incurring shareholder-funded costs and costs associated with remedial measures required by the Penalty Decision, the Utility forecasts that in 2015 it will incur unrecovered pipeline-related expenses ranging from $100 million to $150 million, including costs to identify and remove encroachments from transmission pipeline rights-of-way to perform and to perform continuing work under the Utility’s PSEP.  Actual costs could be higher.  The ultimate amount of unrecovered costs also could be affected by how the CPUC determines which costs are included in calculating whether the $850 million shareholder-funded obligation under the Penalty Decision has been met, and the outcome of pending and future investigations and enforcement matters.  (See “Enforcement and Litigation Matters” below.)

•

The Amount and Timing of the Utility’s Financing Needs.  PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure.  For the three months ended March 31, 2015, PG&E Corporation issued $151 million of common stock and made equity contributions to the Utility of $100 million.  PG&E Corporation forecasts that it will continue issuing a material amount of equity to support the Utility’s capital expenditures and to fund unrecovered pipeline-related costs (including costs incurred under the Penalty Decision) and to pay the fine imposed by the Penalty Decision and additional fines and penalties that may be required by the final outcomes of ongoing enforcement matters.  These equity issuances would have a further material dilutive effect on PG&E Corporation’s EPS.  PG&E Corporation’s and the Utility’s ability to access the capital markets and the terms and rates of future financings could be affected by the outcome of the matters discussed in “Enforcement and Litigation Matters” below, changes in their respective credit ratings, general economic and market conditions, and other factors.

For more information about the factors and risks that could affect future results of operations, financial condition, and cash flows, or that could cause future results to differ from historical results, see “Item 1A. Risk Factors” in the 2014 Form 10-K and in Part II below under “Item 1A. Risk Factors.” In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  See the section entitled “Cautionary Language Regarding Forward-Looking Statements” below for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

PG&E Corporation

The consolidated results of operations consist primarily of balances related to the Utility, which are discussed below.  The following table provides a summary of net income available for common shareholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014
Consolidated Total	$31	$227
PG&E Corporation	30	2
Utility	$1	$225

PG&E Corporation’s net income primarily consists of interest expense on long-term debt, other income from investments, and income taxes.  For the three months ended March 31, 2015, results include approximately $30 million of realized gains and associated tax benefits recognized with an investment in SolarCity Corporation with no similar activity during the same period in 2014.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as the payment of pension costs) and the corresponding revenues the Utility is authorized to collect to recover such costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

The Utility’s operating results for the three months ended March 31, 2015 reflect charges associated with the impact of the Penalty Decision.  (See “Utility Revenues and Costs that Impacted Earnings” below.)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Revenues and Costs:			Revenues and Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$1,786	$1,228	$3,014	$1,589	$1,411	$3,000
Natural gas operating revenues	506	380	886	471	419	890
Total operating revenues	2,292	1,608	3,900	2,060	1,830	3,890
Cost of electricity	-	1,000	1,000	-	1,210	1,210
Cost of natural gas	-	274	274	-	360	360
Operating and maintenance	1,589	334	1,923	1,037	260	1,297
Depreciation, amortization, and decommissioning	631	-	631	538	-	538
Total operating expenses	2,220	1,608	3,828	1,575	1,830	3,405
Operating income	$72	$-	$72	$485	$-	$485
Interest income (1)			1			2
Interest expense (1)			(187)			(179)
Other income, net (1)			26			20
Income (Loss) before income taxes			(88)			328
Income tax provision (benefit) (1)			(92)			100
Net income			4			228
Preferred stock dividend requirement (1)			3			3
Income Available for Common Stock			$1			$225

(1) These items impacted earnings for the three months ended March 31, 2015 and 2014.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31, 2015 and 2014, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $232 million or 11% in the three months ended March 31, 2015 compared to the same period in 2014.  This increase is primarily due to approximately $250 million of higher base revenues authorized by the CPUC in the 2014 GRC decision and higher TO rate case base revenues.  The 2015 GRC revenue increase includes approximately $115 million related to 2014 that was not recognized until the quarter ended September 30, 2014, as a result of the timing of the GRC decision.  The increase in operating revenues was offset by the absence of $34 million of revenues the CPUC authorized the Utility to collect for recovery of certain PSEP-related costs during the three months ended March 31, 2014.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $552 million or 53% in the three months ended March 31, 2015 compared to the same period in 2014.  The increase is primarily due to the following charges associated with the Penalty Decision:

•	a $400 million bill credit to natural gas customers;

•	a $100 million increase to the Utility’s accrual for fines accrued and payable to the State General Fund (bringing the total amount accrued to $300 million); and,

•	a $53 million charge for estimated capital disallowances related to pipeline safety improvements.

The above expenses were partially offset by a $44 million decrease in costs related to a scheduled nuclear refueling outage at Diablo Canyon that occurred during the three months ended March 31, 2014 with no similar outage during the three months ended March 31, 2015.

The Utility’s future financial statements will be impacted by unrecoverable pipeline-related expenses as well as disallowed revenues and additional charges associated with the Penalty Decision.  (See “Key Factors Affecting Financial Results” above and “Enforcement and Litigation Matters” below.)

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses increased $93 million or 17% in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to an increase in depreciation rates as authorized by the CPUC in the 2014 GRC decision and an increase in capital additions.

Interest Income, Interest Expense, and Other Income, Net

There were no material changes to interest income, interest expense, and other income, net for the periods presented.

Income Tax Provision

The Utility’s revenue requirements for 2014 through 2016, as authorized in the 2014 GRC decision, reflect flow-through ratemaking for income tax expense benefits attributable to the accelerated recognition of repair costs and certain other property-related costs for federal tax purposes.  The Utility’s financial results reflect a reduction in income tax expense associated with these temporary differences, resulting in a lower effective tax rate.  (See Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of the 2014 Form 10-K.)

Additionally, for the three months ended March 31, 2015, the Utility recorded charges totaling $553 million (including $100 million that is not tax deductible) as a result of the Penalty Decision.  Under applicable accounting standards, the tax effect of these charges was recorded at the statutory rate.

The Utility had an income tax benefit of $92 million and an income tax expense of $100 million in the three months ended March 31, 2015 and 2014, respectively.  The Utility’s effective tax rates were a 105% benefit and a 30% expense in the three months ended March 31, 2015 and 2014, respectively.  The change in the effective tax rate was primarily due to the impact of the Penalty Decision, as well as the effects of flow-through ratemaking for income taxes as described above.

Utility Revenues and Costs that did not Impact Earnings

Cost of Electricity

The Utility’s cost of electricity includes the costs of power purchased from third parties (including renewable energy resources), transmission, fuel used in its own generation facilities, fuel supplied to other facilities under power purchase agreements, emissions costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.)

	Three Months Ended March 31,
(in millions)	2015	2014
Cost of purchased power	$922	$1,112
Fuel used in own generation facilities	78	98
Total cost of electricity	$1,000	$1,210
Average cost of purchased power per kWh (1)	$0.099	$0.089
Total purchased power (in millions of kWh) (2)	9,291	12,468

(1) Average cost of purchased power for the three months ended March 31, 2015 increased compared to the same period in 2014 primarily due to higher volume of renewables.  This increase was partially offset by lower market prices for natural gas.

(2) Total purchased power for the three months ended March 31, 2015 decreased compared to the same period in 2014 primarily due to an increase in the Utility’s own generation at Diablo Canyon.

The Utility’s total purchased power is driven by customer demand, the availability of the Utility’s own generation facilities including Diablo Canyon and its hydroelectric plants, and the cost effectiveness of each source of electricity.

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage, transportation of natural gas, emissions costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.)  The Utility’s cost of natural gas is impacted by the market price of natural gas, changes in the cost of storage and transportation, and changes in customer demand.  The Utility expects the cost of natural gas for 2015 will continue to be lower due to lower market prices.

	Three Months Ended March 31,
(in millions)	2015	2014
Cost of natural gas sold	$235	$324
Transportation cost of natural gas sold	39	36
Total cost of natural gas	$274	$360
Average cost per Mcf (1) of natural gas sold	$3.26	$4.15
Total natural gas sold (in millions of Mcf) (1)	72	78

(1) One thousand cubic feet

Operating and Maintenance Expenses

The Utility’s operating expenses also include certain recoverable costs that the Utility incurs as part of its operations such as pension contributions and public purpose programs costs.  If the Utility were to spend over authorized amounts, these expenses could have an impact to earnings.

LIQUIDITY AND FINANCIAL RESOURCES

Overview

The Utility’s ability to fund operations, finance capital expenditures, and make distributions to PG&E Corporation depends on the levels of its operating cash flows and access to the capital and credit markets.  The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect to recover its debt financing costs. The Utility generally utilizes equity contributions from PG&E Corporation and long-term senior unsecured debt issuances to maintain its CPUC-authorized capital structure consisting of 52% equity and 48% debt and preferred stock.  The Utility relies on short-term debt, including commercial paper, to fund temporary financing needs.

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

PG&E Corporation forecasts that it will issue between $700 million and $800 million in common stock during 2015 primarily to fund equity contributions to the Utility.  The Utility’s equity needs will continue to be affected by unrecovered pipeline-related costs (including costs incurred to comply with the Penalty Decision) and to pay fines imposed by the Penalty Decision and additional fines and penalties that may be imposed in connection with the matters described in “Enforcement and Litigation Matters” below. Common stock issuances by PG&E Corporation to fund these needs would have a material dilutive impact on PG&E Corporation’s EPS.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds.  In addition to cash and cash equivalents, the Utility holds restricted cash that primarily consists of cash held in escrow pending the resolution of the remaining disputed claims made by electricity suppliers in the Utility’s proceeding under Chapter 11 of the U.S. Bankruptcy Code.  (See “Resolution of Remaining Chapter 11 Disputed Claims” in Note 9 of the Notes to the Condensed Consolidated Financial Statements).  The Utility is uncertain when and how the remaining disputed claims will be resolved.

Financial Resources

Debt and Equity Financings

PG&E Corporation entered into a new equity distribution agreement in February 2015 providing for the sale of its common stock having an aggregate gross sales price of up to $500 million.  During the three months ended March 31, 2015, PG&E Corporation sold 1.4 million shares, under the February 2015 equity distribution agreement for cash proceeds of $74 million, net of commissions paid of $1 million.

In addition, PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans.  During the three months ended March 31, 2015,   2.2 million shares were issued for cash proceeds of $77 million under these plans.

The proceeds from these sales were used for general corporate purposes, including the contribution of equity to the Utility.  For the three months ended March 31, 2015, PG&E Corporation made equity contributions to the Utility of $100 million.  Additionally, PG&E Corporation and the Utility expect to continue to issue long-term and short-term debt for general corporate purposes and to maintain the CPUC-authorized capital structure during 2015.

Revolving Credit Facilities and Commercial Paper Program

At March 31, 2015, PG&E Corporation and the Utility had $300 million and $2.4 billion available under their respective $300 million and $3.0 billion revolving credit facilities.  On April 27, 2015, PG&E Corporation and the Utility amended and restated their respective $300 million and $3.0 billion revolving credit facilities that were entered into on April 1, 2013.  (See Note 4 of the Notes to the Condensed Consolidated Financial Statements and “Item 5. Other Information”)

The revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter.  PG&E Corporation’s revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the common stock and at least 70% of the voting capital stock of the Utility.  In addition, these revolving credit facilities include usual and customary provisions regarding events of default and covenants limiting liens, mergers, sales of all or substantially all of PG&E Corporation’s and the Utility’s assets, and other fundamental changes.  At March 31, 2015, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

Dividends

In February 2015, the Board of Directors of PG&E Corporation declared quarterly dividends of $0.455 per share, totaling $218 million, of which approximately $213 million was paid on April 15, 2015 to shareholders of record on March 31, 2015.

In February 2015, the Board of Directors of the Utility declared a common stock dividend of $179 million that was paid to PG&E Corporation on February 19, 2015.

In February 2015, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on May 15, 2015, to shareholders of record on April 30, 2015.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$1,101	$779
Net cash used in investing activities	(1,272)	(1,192)
Net cash provided by financing activities	166	416
Net increase (decrease) in cash and cash equivalents	$(5)	$3

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the three months ended March 31, 2015, net cash provided by operating activities increased by $322 million compared to the same period in 2014.  This increase was primarily due to higher base revenue collections authorized in the 2014 GRC and lower purchased power costs (see “Cost of Electricity” under “Results of Operations – Utility Revenues and Costs that do not Impact Earnings” above).

Future cash flow from operating activities will be affected by various factors, including:

•

the timing of a shareholder-funded bill credit of $400 million to natural gas customers in 2016, and the payment of a $300 million fine to the State General Fund during 2015, as required by the Penalty Decision (see “Enforcement and Litigation Matters” below);

•

the timing and amounts of other fines or penalties that may be imposed in connection with the criminal prosecution of the Utility and the remaining investigations and other enforcement matters (see “Enforcement and Litigation Matters” below);

•	the timing and outcome of ratemaking proceedings, including the 2015 GT&S rate case;

•

the timing and amount of costs the Utility incurs, but does not recover, associated with its natural gas system (including costs to implement remedial measures and $850 million to pay for designated pipeline safety projects and programs, as required by the Penalty Decision);

•	the timing and amount of tax payments, tax refunds, net collateral payments, and interest payments; and

•	the timing of the resolution of the Chapter 11 disputed claims and the amount of principal and interest on these claims that the Utility will be required to pay.

Investing Activities

Net cash used in investing activities increased by $80 million during the three months ended March 31, 2015 as compared to the same period in 2014.  The Utility’s investing activities primarily consist of construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures. The Utility estimates that it will incur approximately $5.5 billion in capital expenditures in 2015 and between $5.3 billion and $5.8 billion in 2016.  Most of the Utility’s revenue requirements to recover forecasted capital expenditures are authorized in the GRC, TO, and GT&S rate cases.

Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities decreased by $250 million compared to the same period in 2014.  Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date of existing debt instruments.  The Utility generally utilizes long-term debt issuances and equity contributions from PG&E Corporation to maintain its CPUC-authorized capital structure, and relies on commercial paper and other short-term debt to fund temporary financing needs.

ENFORCEMENT AND LITIGATION MATTERS

CPUC Investigations Related to Natural Gas Transmission

As described above, the Penalty Decision imposes penalties, to be funded by shareholders, that are comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million.  The Penalty Decision requires that at least $688.5 million of the $850 million be allocated to capital expenditures and that the Utility be precluded from including these capital costs in rate base.  The remainder will be allocated to safety-related expenses.  The CPUC will determine which safety projects and programs will be funded by shareholders in the Utility’s pending 2015 GT&S rate case.  If the $850 million is not exhausted by designated safety-related projects and programs in the GT&S proceeding, the CPUC will identify additional projects in future proceedings to ensure that the full $850 million is spent.

For the three months ended March 31, 2015, the Utility recorded additional charges of $553 million as a result of the Penalty Decision.  The cumulative charges at March 31, 2015, and the anticipated future financial impact are shown in the following table:

			Anticipated
	Three Months	Cumulative	Future
	Ended	Charges	Financial	Total
(in millions)	March 31, 2015	March 31, 2015	Impact	Amount
Fine payable to the state (1)	$100	$300	$-	$300
Customer bill credit	400	400	-	400
Charge for disallowed capital (2)	53	53	636	689
Disallowed revenue for pipeline safety
expenses (3)	-	-	161	161
CPUC estimated cost of other remedies (4)	-	20	30	50
Total Penalty Decision fines and remedies
recorded	$553	$773	$827	$1,600

(1) The Utility increased its accrual from $200 million at December 31, 2014 to $300 million at March 31, 2015.

(2) The Penalty Decision prohibits the Utility from recovering certain expenses and capital spending associated with pipeline safety-related projects and programs that the CPUC will identify in the final decision to be issued in the Utility’s 2015 GT&S rate case.  The Utility estimates that approximately $53 million of capital spending in the three months ended March 31, 2015, is probable of disallowance, subject to adjustment based on the final 2015 GT&S rate case decision.

(3) These costs are being expensed as incurred. Future GT&S revenues will be reduced for these unrecovered expenses. Management intends to categorize the reduction in revenues in future periods as unrecovered costs for non-GAAP purposes.

(4) In the Penalty Decision, the CPUC estimates that the Utility would incur $50 million to comply with the other remedies in the Penalty Decision, including $30 million to reimburse the CPUC for the costs of future audits.  Remedial costs are expensed as incurred. Other than the refund of CPUC audit costs, the majority of the remedies have been completed or are underway and the associated costs have already been incurred.

At March 31, 2015, the Condensed Consolidated Balance Sheets include $300 million in other current liabilities for the fines payable, and $400 million in current regulatory liabilities for the one-time bill credit due to the Utility’s natural gas customers.  The charges recorded are reflected in operating and maintenance expenses in the March 31, 2015, Condensed Consolidated Statements of Income.  It is uncertain what costs the CPUC will ultimately count towards the $850 million shareholder-funded obligation.  To the extent the Utility’s actual costs exceed qualified amounts and are not authorized for recovery, the Utility may be required to record additional charges in future periods.

Potential CPUC Investigation of the Utility’s Safety Culture

In connection with the issuance of the Penalty Decision, the President of the CPUC questioned whether the Utility has developed a safety culture that is effective throughout the organization and whether the CPUC’s theories of deterrence – its system of penalties and remedies – assure an effective safety culture in a utility.  He directed the CPUC to begin a new investigation to examine the Utility’s safety culture and practices, including whether they are effective and comprehensive across the organization, and whether there is sufficient accountability for safety results.  He also questioned whether the Utility “is too big to succeed” from a safety perspective, although he did not order the CPUC to begin a new investigation into this issue.  He stated that he intended to request the CPUC’s Legal Division to analyze and evaluate the CPUC’s policies regarding penalties and remedies, and make recommendations for adoption by the CPUC.

The timing, scope, and potential outcome of the new investigation and analysis are uncertain.

Improper CPUC Communications

In the Penalty Decision (discussed above), the CPUC stated that it will begin a new investigation to examine allegations by the City of San Bruno that communications between the Utility’s employees and CPUC personnel violated the CPUC’s rules relating to ex parte communications.  Ex parte communications include any communication between a decision maker and an interested person concerning substantive issues in certain identified categories of formal proceedings before the CPUC. The Utility believes that the communications cited by San Bruno are not prohibited ex parte communications. If the CPUC determines the communications constitute ex parte violations, it is reasonably possible that it will impose penalties or other remedies, but the Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining the final penalties.

The Utility also notified the CPUC of ex parte communications between the Utility and the CPUC regarding the 2015 GT&S rate case.  In November 2014, the CPUC imposed a fine of $1.05 million on the Utility for these communications.  (The ORA, TURN, and the City of San Bruno have asked the CPUC to reconsider its decision contending that the applicable law supports the imposition of a fine ranging from $2.5 million to $250 million.)  In addition, the CPUC disallowed the Utility from recovering up to the entire amount of the revenue increase that may be authorized in the GT&S rate case and that otherwise would have been collected from ratepayers over a five-month period.  The Utility has asked the CPUC to reconsider its decision.  The exact amount of any revenue disallowance will be determined in the CPUC’s final decision in the GT&S rate case that is scheduled to be issued in August 2015.  (See “Ratemaking Proceedings” below.)

The Utility also notified the CPUC of additional email communications between the Utility and the CPUC regarding various matters (not limited to the GT&S rate case) that the Utility believes may constitute or describe ex parte communications. For these additional communications, the Utility believes it is probable that CPUC enforcement action will be taken.  The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining the final penalties.

Other CPUC Matters

CPUC Investigation Regarding Natural Gas Distribution Facilities Record-Keeping

On November 20, 2014, the CPUC began an investigation into whether the Utility violated applicable laws pertaining to record-keeping practices for its natural gas distribution service and facilities.  The order also requires the Utility to show cause why (1) the CPUC should not find that the Utility violated provisions of the California Public Utilities Code, CPUC general orders or decisions, other rules, or requirements, and/or engaged in unreasonable and/or imprudent practices related to these matters, and (2) the CPUC should not impose penalties, and/or any other forms of relief, if any violations are found.  In particular, the order cites the SED’s investigative reports alleging that the Utility violated rules regarding safety record-keeping in connection with six natural gas distribution incidents, including the natural gas explosion that occurred in Carmel, California on March 3, 2014.  On April 10, 2015, the assigned Commissioner issued a scoping memo and ruling stating that the scope of the proceeding is whether or not the Utility violated any applicable laws, rules, or regulations “by its record-keeping policies and practices with respect to maintaining safe operation of its gas distribution system.”  The scope of the proceeding also may include matters resulting from the SED’s ongoing reviews of the Utility’s record-keeping practices relating to mapping, pre-excavation location and marking, and pressure validation for distribution facilities, among other issues.

The procedural schedule requires the SED’s and intervenors’ testimony to be submitted starting in September 2015 with the Utility’s response due in November 2015 followed by rebuttal testimony in December 2015.  Hearings are scheduled for January 19-22, 2016.

PG&E Corporation and the Utility believe it is reasonably possible that the CPUC will impose penalties on the Utility or require the Utility to implement operational remedies. The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining penalties. In addition, the Utility could incur material costs to implement operational remedies, which may not be recoverable.

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

Potential Safety Citations

 The SED periodically audits utility operating practices, conducts investigations of potential violations, and has authority to issue citations and impose fines on the utilities for violations of applicable laws and regulations.  The SED can consider various factors in determining whether to impose fines and the amount of fines, including the severity of the safety risk associated with each violation, the number and duration of the violations, whether the violation was self-reported, and whether corrective actions were taken.

The SED has imposed fines on the Utility ranging from $50,000 to $16.8 million for violations identified through the Utility’s self-reports, SED investigations and audits.  The Utility believes it is probable that the SED will impose fines or take other enforcement action based on some of the Utility’s remaining self-reports or based on allegations contained in some of the SED’s audits. The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred for fines imposed by the SED given the wide discretion the SED has in determining whether to bring enforcement action and the number of factors that can be considered in determining the amount of fines.

Federal and State Matters

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court replacing the indictment that had been returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation of the San Bruno accident.  The maximum statutory fine for each felony count is $500,000, for total fines of $14 million.  The superseding indictment also seeks an alternative fine under the Alternative Fines Act which states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”  Based on the superseding indictment’s allegations that the Utility derived gross gains of approximately $281 million and that the victims suffered losses of approximately $565 million, the maximum alternate fine would be approximately $1.13 billion.

The Utility entered a plea of not guilty.  The Utility believes that criminal charges and the alternate fine allegations are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act or obstruct the NTSB’s investigation, as alleged in the superseding indictment.

The trial is set to begin March 8, 2016. PG&E Corporation and the Utility have not accrued any charges for criminal fines in their Condensed Consolidated Financial Statements as such amounts are not considered to be probable.

Other Federal and State Matters

The U.S. Attorney’s Office in San Francisco and the California Attorney General’s office have also begun investigations in connection with the ex parte communications (see “Improper CPUC Communications” above).  The Utility is cooperating with the federal and state investigators.  It is uncertain whether any charges will be brought against the Utility.  In addition, the Utility was informed that the U.S. Attorney’s Office was investigating a natural gas explosion that occurred in Carmel, California on March 3, 2014.  (For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Enforcement and Litigation Matters” appearing under Item 7 and in Note 14 of the Notes to the Consolidated Financial Statements appearing under Item 8 in the 2014 Annual Report on Form 10-K).  It is uncertain whether any charges will be brought against the Utility. The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case.

Other Pending Lawsuits and Claims

At March 31, 2015, there were five purported shareholder derivative lawsuits outstanding against PG&E Corporation and the Utility seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

PG&E Corporation received a letter, dated March 26, 2015, on behalf of a purported shareholder demanding that the PG&E Corporation Board of Directors (1) take all necessary actions to recover from certain officers and directors the amount of damages sustained by PG&E Corporation as a result of their alleged misconduct in connection with the events surrounding the San Bruno accident and other matters, and (2) institute corporate governance changes and improvements.  The Board is in the process of determining an appropriate response to the demands set forth in the letter.

PG&E Corporation and the Utility are uncertain when and how the above lawsuits will be resolved.

RATEMAKING PROCEEDINGS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  Significant regulatory developments that have occurred since the 2014 Form 10-K was filed with the SEC are discussed below.

2015 Gas Transmission and Storage Rate Case

Hearings in the 2015 GT&S rate case concluded on March 23, 2015.  The current procedural schedule calls for a final decision to be issued in August 2015.  It is uncertain how the Penalty Decision will affect the procedural schedule.  If the final decision in the GT&S rate case is not issued by the end of 2015, PG&E Corporation and the Utility’s financial results for 2015 will not reflect any associated revenues.

The Utility has requested that the CPUC authorize a 2015 revenue requirement of $1.29 billion to recover anticipated costs of providing natural gas transmission and storage services, an increase of $555 million over currently authorized amounts.  The Utility also requested attrition increases of $61 million in 2016 and $168 million in 2017.  The Utility requested that the CPUC authorize the Utility’s forecast of its 2015 weighted average rate base for its gas transmission and storage business of $3.56 billion, which includes capital spending above authorized levels for the prior rate case period.

The ORA has recommended a 2015 revenue requirement of $1.044 billion, an increase of $329 million over authorized amounts.  TURN has stated that it intends to make its revenue requirement recommendation in its opening brief to be filed on April 29, 2015.  Nevertheless, TURN has submitted testimony recommending that the Utility not recover costs associated with hydrostatic testing for pipeline segments placed in service between January 1, 1956 and June 30, 1961, as well as certain other work that TURN considers to be remedial.  TURN also recommended the disallowance of about $200 million of capital expenditures incurred over the period 2011 through 2014 and recommended that about $500 million of capital expenditures during this period be subject to a reasonableness review and an independent audit.  TURN states that the Utility’s cost recovery should not begin until the CPUC issues a decision on the independent audit.

The final GT&S rate case decision is expected to designate the safety-related gas transmission projects and programs to be funded by shareholders, as required by the Penalty Decision.  (See “Enforcement and Litigation Matter” above.)  The capital that is disallowed under the Penalty Decision is prohibited from being included in rate base.  In addition, as discussed above under “Improper CPUC Communications,” the CPUC has issued a decision to prohibit the Utility from recovering up to five months of the revenue increase that may be authorized in the final GT&S rate case decision.

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

FERC Transmission Owner (TO) Rate Cases

The Utility has one TO rate case pending at the FERC.  The Utility has requested a 2015 retail electric transmission revenue requirement of $1.366 billion, a $326 million increase to the currently authorized revenue requirement of $1.040 billion.  The proposed rates went into effect on March 1, 2015, subject to refund, and pending a final decision by the FERC.  The Utility’s 2015 cost forecasts reflect the continuing need to replace and modernize aging electric transmission infrastructure, to meet the need for increased capacity in the CAISO controlled grid, and to comply with new rules aimed at ensuring the physical and cyber security of the nation’s electric system.  The Utility forecasts that it will make investments of $1.125 billion in 2015 in various capital projects.  The Utility’s proposed rate base for 2015 is $5.12 billion, compared to $4.57 billion in 2014.  The Utility has requested that the FERC approve an 11.26% return on equity.  The procedural schedule is currently being held in abeyance while settlement discussions are held.

ELECTRIC DISTRIBUTION RESOURCES

California law requires the Utility and other California electrical corporations to file proposals for the development of electric distribution resources to facilitate the integration of distributed energy resources at optimal locations in the distribution system to minimize overall system costs and maximize customer benefits from new energy technologies.  The proposals must be filed by July 1, 2015.  The Utility’s proposal will describe its vision of the electric grid of the future, titled the Grid of Things™, as a “plug-and-play” platform that would allow energy technologies to be interconnected with each other and integrated into the larger grid while continuing to provide customers with safe, reliable and affordable electric service. The Utility envisions an electric grid that would allow customers to choose new advanced energy supply technologies and services to meet their needs.  Some of the Utility’s initiatives include smart grid infrastructure modernization, new community solar programs, and a proposal for electric vehicle infrastructure development (see “Proposal for Electric Vehicle Infrastructure Development” below).

Proposal for Electric Vehicle Infrastructure Development

On February 9, 2015, the Utility filed an application requesting the CPUC to approve the Utility’s proposal to deploy, own and maintain EV charging infrastructure in its service territory to accelerate EV infrastructure deployment and customer education programs in support of California’s climate goals.  Future use of this charging infrastructure could aid the integration of increased intermittent renewable energy on the state’s electric power grid.  Under the Utility’s proposal, the Utility would develop more than 25,000 EV charging stations and the associated infrastructure over an estimated five years. The Utility estimates this would meet approximately 25% of projected EV charging station needs by 2020.  The Utility plans to contract with third party EV service providers to operate and maintain the charging stations.  The Utility estimates that it would incur capital costs of $551 million and operating costs of $103 million over the proposed project timeline.  The Utility has requested that the CPUC authorize the Utility to collect an average annual revenue requirement over the project development years of $81 million to recover these costs.  The Utility has requested that the CPUC issue a decision before the end of 2015.

Electric Rate Reform

New state legislation that became effective on January 1, 2014 (AB 327) grants the CPUC authority to approve fixed charges to be collected from residential customers. In 2012, the CPUC began a rulemaking proceeding to examine residential rate design in California that, consistent with AB 327, allows the CPUC to simplify the rate structure and bring rates closer to actual costs. In February 2014, as ordered by the CPUC, the Utility submitted a long-term rate reform plan that proposes a fixed customer charge, gradual flattening of the tiered rate structure, and an optional time-of-use rate. On April 21, 2015, a proposed decision was issued that, if adopted by the CPUC, would approve the gradual flattening of the tiered rate structure and an optional time-of-use rate, but would defer the approval of a fixed customer charge to a later date.  The proposed decision would require the Utility to file a proposal for a default time-of-use rate no later than January 1, 2018.  After receiving comments on the proposed decision, the CPUC is expected to issue a final decision in the summer of 2015.

AB 327 also requires the CPUC to develop a new tariff or contract for net energy metering by December 31, 2015, that must be implemented no later than July 1, 2017. California’s net energy metering tariff currently allows customers installing renewable distributed generation to offset their electric consumption and receive bill credits for power delivered to the grid at their full retail rate. Increasing levels of installed renewable distributed generation by customers, coupled with net energy metering that provides full retail rate credits that do not reflect the Utility’s cost structure, has shifted costs from distributed generation customers to other customers. AB 327 requires the CPUC to assess opportunities to reduce this cost-shift through residential rate and net energy metering tariff reform. In July 2014, the CPUC began a new rulemaking proceeding to develop a successor to the existing net energy metering tariff to comply with the requirements of AB 327.  The CPUC is expected to issue a decision by December 2015.

If the CPUC fails to appropriately adjust the Utility’s rate design to bring rates into alignment with the Utility’s cost structure, or to adequately address the rate impact of net energy metering and the growth of renewable distributed generation, there will be increasing rate pressure on customers. This increasing rate pressure could, in turn, cause more customers to seek alternative energy providers or sources, further exacerbating the risk of a reduction in customers from whom the Utility can recover its costs.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes, such as groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; and the transportation, handling, storage, and disposal of spent nuclear fuel.  (See Note 9 of the Notes to the Condensed Consolidated Financial Statements, above, and “Item 1A. Risk Factors” and Note 14 in the 2014 Form 10-K.)

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with future obligations that relate to purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and purchases of fuel and transportation to support the Utility’s generation activities.  (See “Commitments” in Note 9 of the Notes to the Condensed Consolidated Financial Statements).  Contractual commitments that relate to financing arrangements include long-term debt, preferred stock, and certain forms of regulatory financing.  For more in-depth discussion about PG&E Corporation’s and the Utility’s contractual commitments, see “Liquidity and Financial Resources” above and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Commitments in the 2014 Form 10-K.

Off-Balance Sheet Arrangements

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed in Note 14 of the Notes to the Consolidated Financial Statements in the 2014 Form 10-K (the Utility’s commodity purchase agreements).

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for non-trading purposes (i.e., risk mitigation) and not for speculative purposes.  The Utility’s risk management activities include the use of energy and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  These activities are discussed in detail in the 2014 Form 10-K.  There were no significant developments to the Utility and PG&E Corporation’s risk management activities during the three months ended March 31, 2015.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, asset retirement obligations, and pension and other postretirement benefits plans to be critical accounting policies. These policies are considered critical accounting policies due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates. Actual results may differ materially from these estimates. These accounting policies and their key characteristics are discussed in detail in the 2014 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends existing presentation of debt issuance costs.  PG&E Corporation and the Utility currently disclose debt issuance costs in current assets – other and noncurrent assets – other.  The amendments in this Accounting Standard Update, effective on January 1, 2016, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  PG&E Corporation and the Utility will adopt this standard starting in the first quarter of 2016.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which adds guidance to help entities evaluate the accounting treatment for cloud computing arrangements.  The accounting standards update will be effective on January 1, 2016.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

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

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of pipeline-related expenses that the Utility will not recover through rates; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to regulatory assets and liabilities, environmental remediation, litigation, third-party claims, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•	The outcome and timing of the 2015 GT&S rate case, including the amount of revenue disallowance imposed as a penalty for improper ex-parte communications;

•

the timing and amount of fines, penalties, and remedial costs that the Utility may incur in connection with the federal criminal prosecution of the Utility, the CPUC’s investigation of the Utility’s natural gas distribution operations, the SED’s unresolved enforcement action matters, and the other investigations that have been or may be commenced relating to the Utility’s compliance with natural gas-related laws and regulations;

•

the timing and outcome of the CPUC’s investigation and the pending criminal investigations relating to communications between the Utility and the CPUC that may have violated the CPUC’s rules regarding ex parte communications or are otherwise alleged to be improper, and whether such matters negatively affect the final decisions to be issued in the 2015 GT&S rate case or other ratemaking proceedings;

•

whether PG&E Corporation and the Utility are able to repair the harm to their reputations caused by the criminal prosecution of the Utility, the state and federal investigations of natural gas incidents, improper communications between  the CPUC and the Utility; and the Utility’s ongoing work to remove encroachments from transmission pipeline rights-of-way;

•

the restrictions on communications between the Utility and the CPUC that have been imposed by the CPUC that, along with continuing public criticism of the Utility and the CPUC, may make it more difficult for the Utility to sustain or repair a constructive working relationship with the CPUC and achieve balanced regulatory outcomes;

•

the timing and outcome of ratemaking proceedings (such as the 2015 GT&S rate case, the 2017 GRC and the TO rate case) and the Utility’s ability to control its costs within the adopted levels of spending;

•

the amount and timing of additional common stock and debt issuances by PG&E Corporation, the proceeds of which are contributed as equity to maintain the Utility’s authorized capital structure as the Utility incurs charges and costs that it cannot recover through rates (including $850 million of shareholder-funded costs to complete designated safety projects and programs as ordered in the Penalty Decision) and fines;

•

the outcome of the anticipated CPUC investigation into the Utility’s safety culture, and future legislative or regulatory actions that may be taken to require the Utility to restructure into separate entities, undertake some other corporate restructuring, or implement corporate governance changes;

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

•

the impact of environmental laws and regulations aimed at the reduction of greenhouse gasses, and whether the Utility is able to continue recovering associated compliance costs, such as the cost of emission allowances and offsets under cap-and-trade regulations and the cost of renewable energy procurement;

•

the impact that reductions in customer demand for electricity and natural gas have on the Utility’s ability to make and recover its investments through rates and earn its authorized return on equity, and whether the Utility’s business strategy to address the impact of growing distributed and renewable generation resources and changing customer demands is successful;

•

the supply and price of electricity, natural gas, and nuclear fuel; the extent to which the Utility can manage and respond to the volatility of energy commodity prices; the ability of the Utility and its counterparties to post or return collateral in connection with price risk management activities; and whether the Utility is able to recover timely its electric generation and energy commodity costs through rates;

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

For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see “Risk Factors” in the 2014 Form 10-K and in Part II, Item. 1.A. Risk Factors below.  PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2015, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  In addition, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following legal proceedings, PG&E Corporation and the Utility are involved in various legal proceedings in the ordinary course of their business.  For more information regarding PG&E Corporation’s and the Utility’s contingencies, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

CPUC Investigations

On April 9, 2015, the CPUC approved final decisions in the three investigations pending against the Utility relating to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also issued a decision to impose penalties on the Utility totaling $1.6 billion.  The penalties, to be funded by shareholders, are comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million.  PG&E Corporation’s and the Utility’s financial results for the three months ended March 31, 2015, reflect the financial impact of the Penalty Decision.  For additional information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court replacing the indictment that had been returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  The maximum statutory fine for each felony count is $500,000, for total fines of $14 million.  The superseding indictment also seeks an alternative fine under the Alternative Fines Act which states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.” Based on the superseding indictment’s allegations that the Utility derived gross gains of approximately $281 million and that the victims suffered losses of approximately $565 million, the maximum alternate fine would be approximately $1.13 billion.

The Utility entered a plea of not guilty.  The Utility continues to believe that criminal charges are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act or obstruct the NTSB’s investigation, as alleged in the superseding indictment.  The trial is set to begin March 8, 2016.  PG&E Corporation and the Utility have not accrued any charges for criminal fines in their condensed consolidated financial statements as such amounts are not considered to be probable.

Litigation Related to the San Bruno Accident and Natural Gas Spending

At March 31, 2015, there were five purported shareholder derivative lawsuits outstanding against PG&E Corporation and the Utility seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

PG&E Corporation received a letter, dated March 26, 2015, on behalf of a purported shareholder demanding that the PG&E Corporation Board of Directors (1) take all necessary actions to recover from certain officers and directors the amount of damages sustained by PG&E Corporation as a result of their alleged misconduct in connection with the events surrounding the San Bruno accident and other matters, and (2) institute corporate governance changes and improvements.  The Board is in the process of determining an appropriate response to the demands set forth in the letter.

PG&E Corporation and the Utility are uncertain when and how the above lawsuits will be resolved.

For additional information regarding these matters, see the discussion entitled “Enforcement and Litigation Matters” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of the Notes to the Condensed Consolidated Financial Statements.  In addition, see “Part I, Item 3. Legal Proceedings” in the 2014 Form 10-K.

Other Enforcement Matters

In addition, fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to the Utility’s self-reports of noncompliance with natural gas safety regulations, prohibited ex parte communications between the Utility and CPUC personnel, investigations that were commenced after a pipeline explosion in Carmel, California on March 3, 2014, and other enforcement matters.  See the discussion entitled “Enforcement and Litigation Matters” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of the Notes to the Condensed Consolidated Financial Statements.  In addition, see “Part I, Item 3. Legal Proceedings” in the 2014 Form 10-K.

Diablo Canyon Nuclear Power Plant

For more information regarding the status of the 2003 settlement agreement between the Central Coast Regional Water Quality Control Board and the Utility, see “Part I, Item 3. Legal Proceedings” in the 2014 Form 10-K.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see the section of the 2014 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Cautionary Language Regarding Forward-Looking Statements.”

PG&E Corporation’s and the Utility’s future financial results will continue to be materially affected as the Utility complies with the Penalty Decision and also may be materially affected by the outcomes of new CPUC investigative enforcement proceedings that are expected to be brought against the Utility, the ongoing federal criminal prosecution of the Utility, and the other federal, state and regulatory investigations and enforcement matters discussed above.

PG&E Corporation’s EPS will be materially affected by dilutive common stock issuances needed to fund equity contributions to the Utility to comply with the terms of the Penalty Decision, as discussed above. The Utility will incur material unrecoverable costs to meet the Penalty Decision’s requirement to fund safety-related projects and programs to be identified in the final GT&S rate case decision.  Although the final GT&S rate case decision is scheduled to be issued in August 2015, the decision may be delayed as needed to comply with the requirements of the Penalty Decision. If the final decision in the GT&S rate case is not issued by the end of 2015, PG&E Corporation and the Utility’s financial results for 2015 will not reflect any associated revenue increases. (The final GT&S rate case decision may also disallow up to five months of the authorized revenue increase per the CPUC’s November 2014 decision to penalize the Utility for violations of the ex parte communications rules.) The ultimate financial impact of the Penalty Decision will be affected by the tax treatment of the costs the Utility incurs to comply with the Penalty Decision. In statements made at the CPUC meeting at which the Penalty Decision was approved, the participating Commissioners indicated that they would inform state and federal tax authorities that the CPUC intended the shareholder-funded costs to be characterized as penalties and not a “cost of doing business.”

In addition, the CPUC stated in the Penalty Decision that it would begin an investigation into the City of San Bruno’s allegations that the Utility violated the CPUC’s rules regarding ex parte communications.  As discussed in the 2014 Form 10-K, the CPUC also may bring enforcement action against the Utility relating to other communications between the Utility and the CPUC. PG&E Corporation’s and the Utility’s financial results could be materially affected by fines or penalties that may be imposed by the CPUC. Federal and state law enforcement authorities also have begun investigations in connection with these matters and they could take enforcement action in the future against the Utility.

In addition, the Utility could incur material charges, including fines and other penalties, in connection with the CPUC’s investigation of the Utility’s compliance with natural gas distribution record-keeping practices, the SED’s review of the Utility’s natural gas distribution practices and procedures, and the self-reports the Utility has submitted to the CPUC in accordance with the SED’s safety citation program.  Further, if the Utility is convicted of federal criminal charges that the Utility knowingly and willfully violated pipeline safety laws and illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident, the Utility could be required to pay a material amount of fines. Based on the superseding indictment’s allegations, the maximum alternative fine would be approximately $1.13 billion.  The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case.  The Utility also could incur a material amount of costs to comply with remedial measures that the CPUC or a federal judge may impose on the Utility, such as a requirement that the Utility’s natural gas operations be supervised by a third-party monitor.

Further, the CPUC is expected to begin a new investigation to examine the Utility’s safety culture and practices, including whether they are effective and comprehensive across the organization, and whether there is sufficient accountability for safety results.  The President of the CPUC also has questioned whether the Utility “is too big to succeed” from a safety perspective and has requested the CPUC’s Legal Division to analyze and evaluate the CPUC’s policies regarding penalties and remedies, and make recommendations for adoption by the CPUC.  The scope, timing, and outcome of the new investigation are uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2015, PG&E Corporation made equity contributions totaling $100 million to the Utility in order to maintain the 52% common equity component of its CPUC-authorized capital structure.  Neither PG&E Corporation nor the Utility made any sales of unregistered equity securities during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2015, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. During the quarter ended March 31, 2015, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the three months ended March 31, 2015 was 0.65. The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 2015 was 0.64. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement No. 333-193879.

PG&E Corporation’s earnings to fixed charges ratio for the three months ended March 31, 2015 was 0.75. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-193880.

Senior Unsecured Credit Facility

The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under

Form 8-K:

PG&E Corporation

On April 27, 2015, PG&E Corporation entered into an amendment and restatement of its $300 million senior unsecured five-year revolving credit agreement that it entered into on April 1, 2013. The amended and restated credit agreement is with (1) Bank of America, N.A., as administrative agent and a lender, (2) Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (3) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (4) Wells Fargo Bank, National Association, as documentation agent and a lender, and (5) certain other lenders.

The amended and restated credit agreement includes a $100 million sublimit for the issuance of standby and commercial letters of credit (for which $50 million of commitments to issue letters of credit have been provided by the lenders) and a $100 million commitment for swingline loans. The credit facility will be used for working capital and other corporate purposes, including commercial paper back-up.

Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, PG&E Corporation has the right to increase, in one or more requests, given not more frequently than once a year, the aggregate lenders’ commitments under the amended and restated credit agreement by up to $100 million in the aggregate for all such increases.

The amended and restated credit agreement has a term of five years from its effective date, and all amounts borrowed under the agreement are due and payable on April 27, 2020. At PG&E Corporation’s request, given not more frequently than once a year and on not more than two occasions over the term of the facility, and at the sole discretion of each lender, the facility may be extended for an additional period not exceeding one year in each instance. PG&E Corporation has the right to replace any lender who does not agree to an extension.

Borrowings under the amended and restated credit agreement (other than swingline loans) will bear interest based, at PG&E Corporation’s election, on (1) a London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (2) the base rate plus an applicable margin. The base rate will equal the higher of the following: the administrative agent’s announced base rate, 0.5% above the overnight federal funds rate, and the one-month LIBOR plus an applicable margin. The applicable margin for LIBOR loans under the amended and restated credit agreement will range between 0.9% and 1.475% and the applicable margin for base rate loans under the amended and restated credit agreement will range between 0% and 0.475%. PG&E Corporation will also pay a facility fee based on total lender commitments which will range between 0.1% and 0.275%. The specific facility fee and applicable margin will be based on the senior unsecured, non-credit enhanced debt ratings of PG&E Corporation issued by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc.

The amended and restated credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting (1) liens, except for specified permitted liens, (2) mergers, (3) sales of all or substantially all of PG&E Corporation’s assets and (4) other fundamental changes. In addition, the amended and restated credit agreement requires that PG&E Corporation maintain a ratio of total consolidated debt to total consolidated capitalization of not more than 0.65 to 1.00 as of the end of each fiscal quarter.

In the event of a default by PG&E Corporation under the amended and restated credit agreement, including cross-defaults relating to specified other debt of PG&E Corporation or any of its significant subsidiaries in excess of $200 million, the lenders may terminate the commitments under the amended and restated credit agreement and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the commitments are automatically terminated and the amounts outstanding become payable immediately.

Utility

On April 27, 2015, the Utility entered into an amendment and restatement of its $3.0 billion senior unsecured five-year revolving credit agreement that it entered into on April 1, 2013. The amended and restated credit agreement is with (1) Citibank, N.A., as administrative agent and a lender, (2) Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (3) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (4) Wells Fargo Bank, National Association, as documentation agent and a lender, and (5) certain other lenders.

The credit facility will be used for working capital and other corporate purposes, including commercial paper back-up. The amended and restated credit agreement includes a $1.0 billion sublimit (for which $500 million of commitments to issue letters of credit have been provided by the lenders) for the issuance of standby and commercial letters of credit and a $75 million commitment for swingline loans; i.e., loans made available on a same day basis and repayable in full within seven days.

Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the Utility has the right to increase, in one or more requests, given not more frequently than once a year, the aggregate lenders’ commitments under the amended and restated credit agreement by up to $500 million in the aggregate for all such increases.

The amended and restated credit agreement has a term of five years from its effective date, and all amounts borrowed under the agreement are due and payable on April 27, 2020. At the Utility’s request, given not more frequently than once a year and on not more than two occasions over the term of the facility, and at the sole discretion of each lender, the facility may be extended for an additional period not exceeding one year in each instance. The Utility has the right to replace any lender who does not agree to an extension.

Borrowings under the amended and restated credit agreement (other than swingline loans) will bear interest based, at the Utility’s election, on (1) LIBOR plus an applicable margin or (2) the base rate plus an applicable margin. The base rate will equal the higher of the following:  the administrative agent’s announced base rate, 0.5% above the overnight federal funds rate, and the one-month LIBOR plus an applicable margin. The applicable margin for LIBOR loans under the amended and restated credit agreement will range between 0.8% and 1.275% and the applicable margin for base rate loans under the amended and restated credit agreement will range between 0% and 0.275%. The Utility will also pay a facility fee based on total lender commitments which will range between 0.075% and 0.225%. The specific facility fee and applicable margin will be based on the senior unsecured, non-credit enhanced debt ratings of the Utility issued by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc.

The amended and restated credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting: (1) liens to those permitted under the Utility’s senior bond indenture, (2) mergers, (3) sales of all or substantially all of the Utility’s assets and (4) other fundamental changes. In addition, the amended and restated credit agreement requires that the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of not more than 0.65 to 1.00 as of the end of each fiscal quarter.

In the event of a default by the Utility under the amended and restated credit agreement, including cross-defaults relating to specified other debt of the Utility or any of its significant subsidiaries in excess of $200 million, the lenders may terminate the commitments under the amended and restated credit agreement and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the commitments are automatically terminated and the amounts outstanding become payable immediately.

General

The lenders and agents under PG&E Corporation’s and the Utility’s amended and restated credit agreements and their affiliates have in the past provided, and may in the future provide, investment banking, underwriting, lending, commercial banking and other advisory services to PG&E Corporation and the Utility. These parties have received, and may in the future receive, customary compensation from PG&E Corporation and the Utility for such services.

ITEM 6. EXHIBITS

10.1

Amended and restated credit agreement dated April 27, 2015, among (1) PG&E Corporation as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation

10.2

Amended and restated credit agreement dated April 27, 2015, among (1) Pacific Gas and Electric Company as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation

*10.3	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2015

*10.4	Form of Restricted Stock Unit Agreement for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.5	Form of Performance Share Agreement subject to financial goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.6	Form of Performance Share Agreement subject to safety and customer affordability goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.7	Restricted Stock Unit Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.8	Performance Share Agreement subject to financial goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.9

Performance Share Agreement subject to safety and customer affordability goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

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
Kent M. Harvey Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

DINYAR B. MISTRY
Dinyar B. Mistry Vice President, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated: April 29, 2015

EXHIBIT INDEX

10.1

Amended and restated credit agreement dated April 27, 2015, among (1) PG&E Corporation as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation

10.2

Amended and restated credit agreement dated April 27, 2015, among (1) Pacific Gas and Electric Company as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation

*10.3	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2015

*10.4	Form of Restricted Stock Unit Agreement for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.5	Form of Performance Share Agreement subject to financial goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.6	Form of Performance Share Agreement subject to safety and customer affordability goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.7	Restricted Stock Unit Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.8	Performance Share Agreement subject to financial goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.9

Performance Share Agreement subject to safety and customer affordability goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

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