Form 10-Q
period 2015-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2015-07-29
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 OR

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

PG&E Corporation:	[X] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:	[ ] Yes [X] No
Pacific Gas and Electric Company:	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 20,2015:
PG&E Corporation:	482,010,056
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

NOTE 7: DERIVATIVES

NOTE 8: FAIR VALUE MEASUREMENTS

NOTE 9: CONTINGENCIES AND COMMITMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

ENFORCEMENT AND LITIGATION MATTERS

RATEMAKING PROCEEDINGS

LEGISLATIVE AND REGULATORY INITIATIVES

Proposal for Electric Vehicle (EV) Infrastructure Development

ENVIRONMENTAL MATTERS

CONTRACTUAL COMMITMENTS

RISK MANAGEMENT ACTIVITIES

CRITICAL ACCOUNTING POLICIES

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2014 Form 10-K	PG&E Corporation's and Pacific Gas and Electric Company's combined Annual Report on Form 10-K for the year ended December 31, 2014
AFUDC	allowance for funds used during construction
ASU	Accounting Standards Update issued by the FASB (see below)
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DTSC	California Department of Toxic Substances Control
EPS	earnings per common share
EV	electric vehicle
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage
IRS	Internal Revenue Service
NRC	Nuclear Regulatory Commission
NTSB	National Transportation Safety Board
PSEP	pipeline safety enhancement plan
Regional Board	California Regional Water Control Board, Lahontan Region
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or the CPSD
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Electric	$3,463	$3,233	$6,476	$6,234
Natural gas	754	719	1,640	1,609
Total operating revenues	4,217	3,952	8,116	7,843
Operating Expenses
Cost of electricity	1,277	1,349	2,277	2,559
Cost of natural gas	118	200	392	560
Operating and maintenance	1,484	1,328	3,407	2,627
Depreciation, amortization, and decommissioning	651	557	1,282	1,095
Total operating expenses	3,530	3,434	7,358	6,841
Operating Income	687	518	758	1,002
Interest income	3	2	4	5
Interest expense	(192)	(188)	(381)	(373)
Other income, net	18	43	76	62
Income Before Income Taxes	516	375	457	696
Income tax provision	110	104	17	195
Net Income	406	271	440	501
Preferred stock dividend requirement of subsidiary	4	4	7	7
Income Available for Common Shareholders	$402	$267	$433	$494
Weighted Average Common Shares Outstanding, Basic	480	467	479	463
Weighted Average Common Shares Outstanding, Diluted	483	469	483	465
Net Earnings Per Common Share, Basic	$0.84	$0.57	$0.90	$1.07
Net Earnings Per Common Share, Diluted	$0.83	$0.57	$0.90	$1.06
Dividends Declared Per Common Share	$0.46	$0.46	$0.91	$0.91

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net Income	$406	$271	$440	$501
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0, $0, $0 and $0, at respective dates)	-	-	-	-
Net change in investments
(net of taxes of $0, $7, $12 and $3, at respective dates)	-	(11)	(17)	(6)
Total other comprehensive income (loss)	-	(11)	(17)	(6)
Comprehensive Income	406	260	423	495
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Income Attributable to
Common Shareholders	$402	$256	$416	$488

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	June 30,	December 31,
(in millions)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$249	$151
Restricted cash	287	298
Accounts receivable:
Customers (net of allowance for doubtful accounts of $56 and $66
at respective dates)	1,049	960
Accrued unbilled revenue	936	776
Regulatory balancing accounts	2,204	2,266
Other	352	377
Regulatory assets	441	444
Inventories:
Gas stored underground and fuel oil	141	172
Materials and supplies	315	304
Income taxes receivable	192	198
Other	280	443
Total current assets	6,446	6,389
Property, Plant, and Equipment
Electric	46,687	45,162
Gas	16,208	15,678
Construction work in progress	2,075	2,220
Other	2	2
Total property, plant, and equipment	64,972	63,062
Accumulated depreciation	(19,962)	(19,121)
Net property, plant, and equipment	45,010	43,941
Other Noncurrent Assets
Regulatory assets	6,476	6,322
Nuclear decommissioning trusts	2,504	2,421
Income taxes receivable	94	91
Other	1,101	963
Total other noncurrent assets	10,175	9,797
TOTAL ASSETS	$61,631	$60,127

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	June 30,	December 31,
(in millions, except share amounts)	2015	2014
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,016	$633
Accounts payable:
Trade creditors	1,178	1,244
Regulatory balancing accounts	876	1,090
Other	458	476
Disputed claims and customer refunds	448	434
Interest payable	203	197
Other	2,123	1,846
Total current liabilities	6,302	5,920
Noncurrent Liabilities
Long-term debt	15,544	15,050
Regulatory liabilities	6,330	6,290
Pension and other postretirement benefits	2,536	2,561
Asset retirement obligations	3,609	3,575
Deferred income taxes	8,732	8,513
Other	2,307	2,218
Total noncurrent liabilities	39,058	38,207
Commitments and Contingencies (Note 9)
Equity
Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares;
481,575,453 and 475,913,404 shares outstanding at respective dates	10,717	10,421
Reinvested earnings	5,308	5,316
Accumulated other comprehensive income (loss)	(6)	11
Total shareholders' equity	16,019	15,748
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	16,271	16,000
TOTAL LIABILITIES AND EQUITY	$61,631	$60,127

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$440	$501
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	1,282	1,095
Allowance for equity funds used during construction	(53)	(46)
Deferred income taxes and tax credits, net	219	51
Disallowed capital expenditures	128	-
Other	149	139
Effect of changes in operating assets and liabilities:
Accounts receivable	(241)	(30)
Inventories	20	(7)
Accounts payable	78	(101)
Income taxes receivable/payable	6	(39)
Other current assets and liabilities	77	94
Regulatory assets, liabilities, and balancing accounts, net	(62)	(311)
Other noncurrent assets and liabilities	(184)	(66)
Net cash provided by operating activities	1,859	1,280
Cash Flows from Investing Activities
Capital expenditures	(2,410)	(2,320)
Decrease in restricted cash	11	2
Proceeds from sales and maturities of nuclear decommissioning
trust investments	779	877
Purchases of nuclear decommissioning trust investments	(879)	(873)
Other	13	21
Net cash used in investing activities	(2,486)	(2,293)
Cash Flows from Financing Activities
Repayments under revolving credit facilities	-	(260)
Net issuances of commercial paper, net of discount of $2
and $1 at respective dates	681	237
Proceeds from issuance of short-term debt, net of issuance costs	-	300
Short-term debt matured	(300)	-
Proceeds from issuance of long-term debt, net of premium, discount,
and issuance costs of $14 at respective dates	486	1,236
Repayments of long-term debt	-	(889)
Common stock issued	252	589
Common stock dividends paid	(424)	(408)
Other	30	44
Net cash provided by financing activities	725	849
Net change in cash and cash equivalents	98	(164)
Cash and cash equivalents at January 1	151	296
Cash and cash equivalents at June 30	$249	$132

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(334)	$(318)
Income taxes, net	-	(1)
Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$219	$215
Capital expenditures financed through accounts payable	177	224
Noncash common stock issuances	10	10
Terminated capital leases	-	68

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues
Electric	$3,462	$3,232	$6,476	$6,232
Natural gas	754	719	1,640	1,609
Total operating revenues	4,216	3,951	8,116	7,841
Operating Expenses
Cost of electricity	1,277	1,349	2,277	2,559
Cost of natural gas	118	200	392	560
Operating and maintenance	1,483	1,321	3,406	2,618
Depreciation, amortization, and decommissioning	651	556	1,282	1,094
Total operating expenses	3,529	3,426	7,357	6,831
Operating Income	687	525	759	1,010
Interest income	3	3	4	5
Interest expense	(189)	(185)	(376)	(364)
Other income, net	20	17	46	37
Income Before Income Taxes	521	360	433	688
Income tax provision	115	110	23	210
Net Income	406	250	410	478
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$402	$246	$403	$471

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net Income	$406	$250	$410	$478
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0, $0, $0 and $0, at respective dates )	-	-	-	-
Total other comprehensive income (loss)	-	-	-	-
Comprehensive Income	$406	$250	$410	$478

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	June 30,	December 31,
(in millions)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$148	$55
Restricted cash	287	298
Accounts receivable:
Customers (net of allowance for doubtful accounts of $56 and $66
at respective dates)	1,049	960
Accrued unbilled revenue	936	776
Regulatory balancing accounts	2,204	2,266
Other	351	375
Regulatory assets	441	444
Inventories:
Gas stored underground and fuel oil	141	172
Materials and supplies	315	304
Income taxes receivable	160	168
Other	280	409
Total current assets	6,312	6,227
Property, Plant, and Equipment
Electric	46,687	45,162
Gas	16,208	15,678
Construction work in progress	2,075	2,220
Total property, plant, and equipment	64,970	63,060
Accumulated depreciation	(19,961)	(19,120)
Net property, plant, and equipment	45,009	43,940
Other Noncurrent Assets
Regulatory assets	6,476	6,322
Nuclear decommissioning trusts	2,504	2,421
Income taxes receivable	94	91
Other	998	864
Total other noncurrent assets	10,072	9,698
TOTAL ASSETS	$61,393	$59,865

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	June 30,	December 31,
(in millions, except share amounts)	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,011	$633
Accounts payable:
Trade creditors	1,177	1,243
Regulatory balancing accounts	876	1,090
Other	482	444
Disputed claims and customer refunds	448	434
Interest payable	200	195
Other	1,899	1,604
Total current liabilities	6,093	5,643
Noncurrent Liabilities
Long-term debt	15,194	14,700
Regulatory liabilities	6,330	6,290
Pension and other postretirement benefits	2,449	2,477
Asset retirement obligations	3,609	3,575
Deferred income taxes	8,992	8,773
Other	2,263	2,178
Total noncurrent liabilities	38,837	37,993
Commitments and Contingencies (Note 9)
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares;
264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	6,703	6,514
Reinvested earnings	8,175	8,130
Accumulated other comprehensive income	5	5
Total shareholders' equity	16,463	16,229
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$61,393	$59,865

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$410	$478
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	1,282	1,094
Allowance for equity funds used during construction	(53)	(46)
Deferred income taxes and tax credits, net	219	18
Disallowed capital expenditures	128	-
Other	119	108
Effect of changes in operating assets and liabilities:
Accounts receivable	(242)	(31)
Inventories	20	(7)
Accounts payable	134	(72)
Income taxes receivable/payable	8	(35)
Other current assets and liabilities	67	141
Regulatory assets, liabilities, and balancing accounts, net	(62)	(311)
Other noncurrent assets and liabilities	(170)	(76)
Net cash provided by operating activities	1,860	1,261
Cash Flows from Investing Activities
Capital expenditures	(2,410)	(2,320)
Decrease in restricted cash	11	2
Proceeds from sales and maturities of nuclear decommissioning
trust investments	779	877
Purchases of nuclear decommissioning trust investments	(879)	(873)
Other	13	17
Net cash used in investing activities	(2,486)	(2,297)
Cash Flows from Financing Activities
Net issuances of commercial paper, net of discount of $2 and $1
at respective dates	676	125
Proceeds from issuance of short-term debt, net of issuance costs	-	300
Short-term debt matured	(300)	-
Proceeds from issuance of long-term debt, net of premium, discount,
and issuance costs of $14 and $11 at respective dates	486	889
Repayments of long-term debt	-	(539)
Preferred stock dividends paid	(7)	(7)
Common stock dividends paid	(358)	(358)
Equity contribution from PG&E Corporation	185	580
Other	37	51
Net cash provided by financing activities	719	1,041
Net change in cash and cash equivalents	93	5
Cash and cash equivalents at January 1	55	65
Cash and cash equivalents at June 30	$148	$70

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(330)	$(307)
Income taxes, net	-	(1)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$177	$224
Terminated capital leases	-	68

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

On April 9, 2015, the CPUC approved  final decisions in the three investigations pending against the Utility relating to (1) the Utility’s safety recordkeeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, recordkeeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision (the “Penalty Decision”) which imposes penalties on the Utility totaling $1.6 billion comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million. The Penalty Decision requires that at least $688.5 million of the $850 million be allocated to capital expenditures and that the Utility be precluded from including these capital costs in rate base.  The remainder will be allocated to safety-related expenses.  (See Note 9.)

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs at June 30, 2015, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at June 30, 2015, it did not consolidate any of them.

Pension and Other Postretirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost for benefits earned	$118	$96	$14	$11
Interest cost	169	173	18	19
Expected return on plan assets	(218)	(201)	(28)	(26)
Amortization of prior service cost	3	5	5	5
Amortization of net actuarial loss	3	1	1	1
Net periodic benefit cost	75	74	10	10
Regulatory account transfer (1)	9	9	-	-
Total	$84	$83	$10	$10

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost for benefits earned	$237	$195	$27	$22
Interest cost	337	346	36	38
Expected return on plan assets	(436)	(403)	(56)	(52)
Amortization of prior service cost	7	10	10	11
Amortization of net actuarial loss	6	1	2	1
Net periodic benefit cost	151	149	19	20
Regulatory account transfer (1)	18	19	-	-
Total	$169	$168	$19	$20

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) are summarized below:

	Pension	Other
	Benefits	Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2015
Beginning balance	$(21)	$15	$(6)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost
(net of taxes of $1 and $2, respectively)	2	3	5
Amortization of net actuarial loss
(net of taxes of $2 and $1, respectively)	1	1	2
Regulatory account transfer
(net of taxes of $3 and $3, respectively)	(3)	(4)	(7)
Net current period other comprehensive loss	-	-	-
Ending balance	$(21)	$15	$(6)

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
Regulatory account transfer
(net of taxes of $2, $2, and $0, respectively) (1)	(4)	(4)	-	(8)
Change in investments
(net of taxes of $0, $0, and $10, respectively)	-	-	(16)	(16)
Net current period other comprehensive loss	-	-	(11)	(11)
Ending balance	$(7)	$15	$36	$44

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  (See the “Pension and Other Postretirement Benefits” table above for additional details.)

	Pension	Other	Other
	Benefits	Benefits	Investments	Total
(in millions, net of income tax)	Six Months Ended June 30, 2015
Beginning balance	$(21)	$15	$17	$11
Amounts reclassified from other comprehensive income:
Amortization of prior service cost
(net of taxes of $3, $4, and $0, respectively) (1)	4	6	-	10
Amortization of net actuarial loss
(net of taxes of $3, $1, and $0, respectively) (1)	3	1	-	4
Regulatory account transfer
(net of taxes of $6, $5, and $0, respectively) (1)	(7)	(7)	-	(14)
Change in investments
(net of taxes of $0, $0, and $12, respectively)	-	-	(17)	(17)
Net current period other comprehensive loss	-	-	(17)	(17)
Ending balance	$(21)	$15	$-	$(6)

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
Regulatory account transfer
(net of taxes of $4, $4, and $0, respectively) (1)	(7)	(8)	-	(15)
Change in investments
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

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which standardizes reporting practices related to the fair value hierarchy for all investments for which fair value is measured using the net asset value per share. The accounting standards update will be effective for fiscal years beginning after December 15, 2015. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their disclosures and will adopt this standard starting in the first quarter of 2016.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which adds guidance to help entities evaluate the accounting treatment for cloud computing arrangements.  The accounting standards update will be effective on January 1, 2016.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures and will adopt this standard starting in the first quarter of 2016.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends existing presentation of debt issuance costs.  PG&E Corporation and the Utility currently disclose debt issuance costs in current assets – other and noncurrent assets – other.  The amendments in this Accounting Standard Update, effective on January 1, 2016, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  PG&E Corporation and the Utility do not expect this reclassification to have a material impact on their consolidated financial statements.  PG&E Corporation and the Utility will adopt this standard starting in the first quarter of 2016.

Revenue Recognition Standard

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are composed of the following:

	Balance at
	June 30,	December 31,
(in millions)	2015	2014
Pension benefits	$2,316	$2,347
Deferred income taxes	2,649	2,390
Environmental compliance costs	686	717
Utility retained generation	434	456
Price risk management	142	127
Unamortized loss, net of gain, on reacquired debt	103	113
Electromechanical meters	36	70
Other	110	102
Total long-term regulatory assets	$6,476	$6,322

Regulatory Liabilities

Long-term regulatory liabilities are composed of the following:

	Balance at
	June 30,	December 31,
(in millions)	2015	2014
Cost of removal obligations	$4,414	$4,211
Recoveries in excess of asset retirement obligations	719	754
Public purpose programs	708	701
Other	489	624
Total long-term regulatory liabilities	$6,330	$6,290

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

Current regulatory balancing accounts receivable and payable are composed of the following:

	Receivable
	Balance at
	June 30,	December 31,
(in millions)	2015	2014
Electric distribution	$672	$344
Utility generation	392	261
Gas distribution	504	566
Energy procurement	308	608
Public purpose programs	82	109
Other	246	378
Total regulatory balancing accounts receivable	$2,204	$2,266

	Payable
	Balance at
	June 30,	December 31,
(in millions)	2015	2014
Energy procurement	$173	$188
Public purpose programs	177	154
Other (1)	526	748
Total regulatory balancing accounts payable	$876	$1,090

(1) At June 30, 2015 and December 31, 2014, Other regulatory balancing accounts payable mostly included energy supplier settlements related to the Utility’s outstanding bankruptcy claims.  (See “Resolution of Remaining Chapter 11 Disputed Claims” in Note 9 below).

NOTE 4: DEBT

Short-term Borrowings

Revolving Credit Facilities and Commercial Paper Program

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

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings under their revolving credit facilities and commercial paper programs at June 30, 2015:

				Letters of
	Termination	Facility		Credit	Commercial	Facility
(in millions)	Date	Limit		Outstanding	Paper	Availability
PG&E Corporation	April 2020	$300	(1)	$-	$5	$295
Utility	April 2020	3,000	(2)	33	1,011	1,956
Total revolving
credit facilities		$3,300		$33	$1,016	$2,251

(1)Includes a $50 million sublimit for letters of credit and a $100 million commitment for “swingline” loans defined as loans that are made available on a same-day basis and are repayable in full within 7 days.

(2) Includes a $500 million sublimit for letters of credit and a $75 million commitment for swingline loans.

In July 2015, the Utility increased the commercial paper program limit from $1.75 billion to $2.5 billion.  PG&E Corporation and the Utility can issue commercial paper up to the maximum amounts of $300 million and $2.5 billion, respectively.  PG&E Corporation and the Utility treat the amount of outstanding commercial paper as a reduction to the amount available under their respective revolving credit facilities.

Long-term Debt

Issuances and Maturities

In June 2015, the Utility issued $400 million principal amount of 3.50% Senior Notes due June 15, 2025 and $100 million of 4.30% Senior Notes due March 15, 2045.  The proceeds were used for general corporate purposes, including the repayment of a portion of the Utility’s outstanding commercial paper.  In addition, $300 million principal amount of the Utility’s Floating Rate Senior Notes matured in May 2015.

Variable Rate Interest

At June 30, 2015, the interest rates on the $614 million principal amount of pollution control bonds Series 1996 C, E, F, and 1997 B and the related loan agreements ranged from 0.01% to 0.03%.  At June 30, 2015, the interest rates on the $309 million principal amount of pollution control bonds Series 2009 A-D and the related loan agreements ranged from 0.02% to 0.03%.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the six months ended June 30, 2015 were as follows:

	PG&E Corporation	Utility
	Total	Total
(in millions)	Equity	Shareholders' Equity
Balance at December 31, 2014	$16,000	$16,229
Comprehensive income	423	410
Equity contributions	-	185
Common stock issued	262	-
Share-based compensation	34	4
Common stock dividends declared	(441)	(358)
Preferred stock dividend requirement	-	(7)
Preferred stock dividend requirement of subsidiary	(7)	-
Balance at June 30, 2015	$16,271	$16,463

In February 2015, PG&E Corporation entered into a new equity distribution agreement providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.  In the first quarter of 2015, PG&E Corporation sold 1.4 million shares under this agreement for cash proceeds of $74 million, net of commissions paid of $1 million. No shares were sold during the three months ended June 30, 2015.

PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans.  During the six months ended June 30, 2015, 4.3 million shares were issued for cash proceeds of $178 million under these plans.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Income available for common shareholders	$402	$267	$433	$494
Weighted average common shares outstanding, basic	480	467	479	463
Add incremental shares from assumed conversions:
Employee share-based compensation	3	2	4	2
Weighted average common share outstanding, diluted	483	469	483	465
Total earnings per common share, diluted	$0.83	$0.57	$0.90	$1.06

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

Derivatives are presented in the Utility’s Condensed Consolidated Balance Sheets on a net basis in accordance with master netting arrangements for each counterparty.  The fair value of derivative instruments is further offset by cash collateral paid or received where the right of offset and the intention to offset exist.

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

The Utility elects the normal purchase and sale exception for eligible derivatives.  Eligible derivatives are those that require physical delivery in quantities that are expected to be used by the Utility over a reasonable period in the normal course of business, and do not contain pricing provisions unrelated to the commodity delivered.  These items are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Eligible derivatives are accounted for under the accrual method of accounting.

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
		June 30,	December 31,
Underlying Product	Instruments	2015	2014
Natural Gas (1) (MMBtus (2))	Forwards and Swaps	267,835,872	308,130,101
	Options	125,392,380	164,418,002
Electricity (Megawatt-hours)	Forwards and Swaps	4,904,985	5,346,787
	Congestion Revenue Rights (3)	197,344,663	224,124,341

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.

(2) Million British Thermal Units.

(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At June 30, 2015, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$70	$(4)	$15	$81
Other noncurrent assets – other	156	(5)	-	151
Current liabilities – other	(70)	4	23	(43)
Noncurrent liabilities – other	(147)	5	19	(123)
Net commodity risk	$9	$-	$57	$66

At December 31, 2014, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$73	$(4)	$19	$88
Other noncurrent assets – other	178	(13)	-	165
Current liabilities – other	(78)	4	26	(48)
Noncurrent liabilities – other	(140)	13	9	(118)
Net commodity risk	$33	$-	$54	$87

Gains and losses associated with price risk management activities were recorded as follows:

	Commodity Risk
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Unrealized gain (loss) - regulatory assets and liabilities (1)	$28	$27	$(24)	$85
Realized gain (loss) - cost of electricity (2)	10	(8)	3	(26)
Realized loss - cost of natural gas (2)	(4)	(3)	(5)	(3)
Net commodity risk	$34	$16	$(26)	$56

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

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies.  At June 30, 2015, the Utility’s credit rating was investment grade.  If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability derivative positions.

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

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below (assets held in rabbi trusts and other investments are held by PG&E Corporation and not the Utility):

	Fair Value Measurements
	At June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Money market investments	$109	$-	$-	$-	$109
Nuclear decommissioning trusts
Money market investments	32	-	-	-	32
Global equity securities	1,587	13	-	-	1,600
Fixed-income securities	681	541	-	-	1,222
Total nuclear decommissioning trusts (2)	2,300	554	-	-	2,854
Price risk management instruments
(Note 7)
Electricity	1	8	212	6	227
Gas	1	4	-	-	5
Total price risk management instruments	2	12	212	6	232
Rabbi trusts
Fixed-income securities	-	42	-	-	42
Life insurance contracts	-	72	-	-	72
Total rabbi trusts	-	114	-	-	114
Long-term disability trust
Money market investments	4	-	-	-	4
Global equity securities	-	22	-	-	22
Fixed-income securities	-	117	-	-	117
Total long-term disability trust	4	139	-	-	143
Total assets	$2,415	$819	$212	$6	$3,452
Liabilities:
Price risk management instruments
(Note 7)
Electricity	$47	$4	$164	$(51)	$164
Gas	-	2	-	-	2
Total liabilities	$47	$6	$164	$(51)	$166

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Represents amount before deducting $350 million, primarily related to deferred taxes on appreciation of investment value.

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
(Note 9 in the 2014 Form 10-K)
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
(Note 9 in the 2014 Form 10-K)
Electricity	$47	$5	$163	$(52)	$163
Gas	-	3	-	-	3
Total liabilities	$47	$8	$163	$(52)	$166

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Represents amount before deducting $324 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  Investments, primarily consisting of equity securities, that are valued using a net asset value per share can be redeemed quarterly with notice not to exceed 90 days.  Equity investments valued at net asset value per share utilize investment strategies aimed at matching the performance of indexed funds.  Transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  There were no material transfers between any levels for the six months ended June 30, 2015 and 2014.

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

The Utility holds CRRs to hedge the financial risk of California Independent System Operator-imposed congestion charges in the day-ahead market.  CRRs are classified as Level 3 and are valued based on CRR auction prices, including historical prices.  Limited market data is available in the California Independent System Operator auction and between auction dates; therefore, the Utility uses models to forecast CRR prices for those periods not covered in the auctions.

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

	Fair Value at
(in millions)	At June 30, 2015		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$212	$62	Market approach	CRR auction prices	$(47.09) - 8.17
Power purchase agreements	$-	$102	Discounted cash flow	Forward prices	$22.04 - 57.00

(1) Represents price per megawatt-hour

	Fair Value at
(in millions)	At December 31, 2014		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$232	$63	Market approach	CRR auction prices	$(15.97) - 8.17
Power purchase agreements	$-	$100	Discounted cash flow	Forward prices	$16.04 - 56.21

(1) Represents price per megawatt-hour

Level 3 Reconciliation

The following tables present the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2015 and 2014:

	Price Risk Management Instruments
(in millions)	2015	2014
Asset (liability) balance as of April 1	$42	$(22)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	6	11
Asset (liability) balance as of June 30	$48	$(11)

(1) The costs related to price risk management activities are recoverable through customer rates, therefore, balancing account revenue is recorded for amounts settled and purchased and there is no impact to net income. Unrealized gains and losses are deferred in regulatory liabilities and assets.

	Price Risk Management Instruments
(in millions)	2015	2014
Asset (liability) balance as of January 1	$69	$(30)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(21)	19
Asset (liability) balance as of June 30	$48	$(11)

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

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments:

  The fair values of cash, restricted cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, floating rate senior notes, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at June 30, 2015 and December 31, 2014, as they are short-term in nature or have interest rates that reset daily.

  The fair values of the Utility’s fixed-rate senior notes and fixed-rate pollution control bonds and PG&E Corporation’s fixed-rate senior notes were based on quoted market prices at June 30, 2015 and December 31, 2014.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2015		At December 31, 2014
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
PG&E Corporation	$350	$351	$350	$352
Utility	14,272	15,715	13,778	15,851

Available for Sale Investments

The following table provides a summary of available-for-sale investments:

		Total	Total
	Amortized	Unrealized	Unrealized	Total Fair
(in millions)	Cost	Gains	Losses	Value
As of June 30, 2015
Nuclear decommissioning trusts
Money market investments	$32	$-	$-	$32
Global Equity securities	516	1,091	(7)	1,600
Fixed Income securities	1,169	60	(7)	1,222
Total (1)	$1,717	$1,151	$(14)	$2,854
As of December 31, 2014
Nuclear decommissioning trusts
Money market investments	$17	$-	$-	$17
Global Equity securities	520	1,087	(9)	1,598
Fixed-income securities	1,059	75	(4)	1,130
Total nuclear decommissioning trusts (1)	1,596	1,162	(13)	2,745
Other investments	5	28	-	33
Total	$1,601	$1,190	$(13)	$2,778

(1) Represents amounts before deducting $350 million and $324 million at June 30, 2015 and December 31, 2014, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of debt securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2015
Less than 1 year	$19
1–5 years	458
5–10 years	277
More than 10 years	468
Total maturities of debt securities	$1,222

The following table provides a summary of activity for the debt and equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in millions)
Proceeds from sales and maturities of nuclear decommissioning
trust investments	$362	$347	$779	$877
Gross realized gains on securities held as available-for-sale	12	28	47	84
Gross realized losses on securities held as available-for-sale	(10)	(2)	(13)	(3)

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

Enforcement and Litigation Matters

Improper CPUC Communications

In the Penalty Decision (further described below), the CPUC stated that it will begin a new investigation to examine allegations by the City of San Bruno that communications between the Utility’s employees and CPUC personnel violated the CPUC’s rules relating to ex parte communications.  Ex parte communications include any communication between a decision maker and an interested person concerning substantive issues in certain identified categories of formal proceedings before the CPUC.  The Utility believes that the communications cited by San Bruno are not prohibited ex parte communications.  If the CPUC determines that the communications constitute ex parte violations, it is reasonably possible that the CPUC will impose penalties or other remedies, but the Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining the final penalties.

In September 2014, the Utility notified the CPUC of ex parte communications between the Utility and the CPUC regarding the 2015 GT&S rate case.  In November 2014, the CPUC imposed a fine of $1.05 million on the Utility for these communications.  In addition, the CPUC disallowed the Utility from recovering  up to the entire amount of the revenue increase that may be authorized in the pending GT&S rate case and that otherwise would have been collected from ratepayers over a five-month period.  The CPUC will determine the amount of this disallowance when it issues its decision to authorize the Utility’s GT&S revenue requirements.

In October and December 2014, the Utility also notified the CPUC of additional email communications between the Utility and the CPUC regarding various matters (not limited to the GT&S rate case) that the Utility believes may constitute or describe ex parte communications.  For these additional communications, the Utility believes it is probable that CPUC enforcement action will be taken.  The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining the final penalties.

On May 21, 2015, the Utility filed various documents (including copies of internal email correspondence) with the CPUC to complete its response to orders issued by CPUC administrative law judges regarding potential ex parte communications between the Utility and CPUC personnel. The Utility also notified the CPUC of an additional potential ex parte communication made in the 2011 General Rate Case to supplement a notification that the Utility voluntarily provided on October 6, 2014. It is uncertain what action the CPUC or other parties will take in response to these additional reported communications. It is possible that additional orders will be issued to which the Utility will be required to respond. The CPUC could impose fines and penalties on the Utility relating to communications reported to the CPUC or with respect to additional communications that the Utility may identify and report in response to new orders that may be issued or in connection with new or ongoing investigations or legal proceedings.

The U.S. Attorney’s Office in San Francisco and the California Attorney General’s office have also begun investigations in connection with the ex parte communications.  The Utility is cooperating with the federal and state investigators.  It is uncertain whether any charges will be brought against the Utility.

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

The procedural schedule requires the SED’s and intervenors’ testimony to be submitted starting in September 2015 with the Utility’s response due in November 2015, followed by rebuttal testimony in December 2015.  Hearings are scheduled for January 2016.

PG&E Corporation and the Utility believe it is reasonably possible that the CPUC will impose penalties on the Utility or require the Utility to implement operational remedies. The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining penalties and given the fact that the extent of any alleged violations is currently unknown. In addition, the Utility could incur material costs to implement operational remedies, which may not be recoverable.

Natural Gas Transmission Pipeline Rights-of-Way

In 2012, the Utility notified the CPUC and the SED that the Utility planned to complete a system-wide survey of its transmission pipelines in an effort to address a self-reported violation whereby the Utility did not properly identify encroachments (such as building structures and vegetation overgrowth) on the Utility’s pipeline rights-of-way.  The Utility also submitted a proposed compliance plan that set forth the scope and timing of remedial work to remove identified encroachments over a multi-year period and to pay penalties if the proposed milestones were not met.  In March 2014, the Utility informed the SED that the survey has been completed and that remediation work, including removal of the encroachments, is expected to continue for several years. The SED has not addressed the Utility’s proposed compliance plan, and it is reasonably possible that the SED will impose fines on the Utility or take other enforcement action in the future based on the Utility’s failure to continuously survey its system and remove encroachments.  The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the SED’s wide discretion and the number of factors that can be considered in determining penalties.

Potential Safety Citations

  The SED periodically audits utility operating practices and conducts investigations of potential violations of laws and regulations applicable to the safety of the California utilities’ electric and natural gas facilities and operations.  In addition, the California utilities are required to inform the SED of self-identified or self-corrected violations.  The SED has authority to issue citations and impose fines for violations identified through audits, investigations, or self-reports.  The SED can consider various factors in determining whether to impose fines and the amount of fines, including the severity of the safety risk associated with each violation, the number and duration of the violations, whether the violation was self-reported, and whether corrective actions were taken.

The SED has imposed fines on the Utility ranging from $50,000 to $16.8 million for violations of natural gas laws and regulations.  The Utility believes it is probable that the SED will impose fines or take other enforcement action based on some of the Utility’s self-reported non-compliance with natural gas laws and regulations or based on allegations of non-compliance with such laws and regulations that are contained in some of the SED’s audits. The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred for fines imposed by the SED with respect to these matters given the wide discretion the SED has in determining whether to bring enforcement action and the number of factors that can be considered in determining the amount of fines.

Federal Matters

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court that succeeded the original indictment that was returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to recordkeeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  The maximum statutory fine for each felony count is $500,000, for total fines of $14 million.  The superseding indictment also seeks an alternative fine under the Alternative Fines Act which states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”  Based on the superseding indictment’s allegations that the Utility derived gross gains of approximately $281 million and that the victims suffered losses of approximately $565 million, the maximum alternative fine would be approximately $1.13 billion.

The Utility entered a plea of not guilty.  The Utility believes that criminal charges and the alternative fine allegations are not merited and that it did not knowingly and willfully violate minimum safety standards under the Natural Gas Pipeline Safety Act or obstruct the NTSB’s investigation, as alleged in the superseding indictment.  PG&E Corporation and the Utility have not accrued any charges for criminal fines in their Condensed Consolidated Financial Statements as such amounts are not considered to be probable.  The trial is set to begin March 8, 2016.

Other Federal Matters

The Utility was informed that the U.S. Attorney’s Office was investigating a natural gas explosion that occurred in Carmel, California on March 3, 2014.  (For more information refer to Note 14 of the Notes to the Consolidated Financial Statements appearing under Item 8 in the 2014 Form 10-K).  It is uncertain whether any charges will be brought against the Utility. The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case.

Capital Expenditures relating to Pipeline Safety Enhancement Plan

At June 30, 2015, approximately $645 million of PSEP-related capital costs is recorded in property, plant, and equipment on the Condensed Consolidated Balance Sheets.  The Utility would be required to record charges to the statement of income in future periods to the extent PSEP-related capital costs are higher than currently expected.

Penalty Decision Related to the CPUC’s Investigative Enforcement Proceedings Related to Natural Gas Transmission

The Penalty Decision (see Note 1 above) imposes penalties on the Utility totaling $1.6 billion comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million.

For the three months and six months ended June 30, 2015, the Utility recorded additional charges of $75 million and $628 million, respectively, as a result of the Penalty Decision. The cumulative charges at June 30, 2015, and the anticipated future financial impact are shown in the following table:

			Anticipated
	Six Months	Cumulative	Future
	Ended	Charges	Financial	Total
(in millions)	June 30, 2015	June 30, 2015	Impact	Amount
Fine payable to the state (1)	$100	$300	$-	$300
Customer bill credit	400	400	-	400
Charge for disallowed capital (2)	128	128	561	689
Disallowed revenue for pipeline safety
expenses (3)	-	-	161	161
CPUC estimated cost of other remedies (4)	-	20	30	50
Total Penalty Decision fines and remedies
recorded	$628	$848	$752	$1,600

(1)In March 2015, the Utility increased its accrual from $200 million at December 31, 2014 to $300 million.

(2)The Penalty Decision prohibits the Utility from recovering certain expenses and capital spending associated with pipeline safety-related projects and programs that the CPUC will identify in the final decision to be issued in the Utility’s 2015 GT&S rate case. The Utility estimates that approximately $75 million and $128 million of capital spending (which include less than $1 million for remedy related capital costs)in the three months and six months ended June 30, 2015, respectively, are probable of disallowance, subject to adjustment based on the final 2015 GT&S rate case decision.

(3)These costs are being expensed as incurred. Future GT&S revenues will be reduced for these unrecovered expenses.

(4)In the Penalty Decision, the CPUC estimates that the Utility would incur $50 million to comply with the other remedies in the Penalty Decision, including $30 million to reimburse the CPUC for the costs of future audits.  Remedial costs are expensed as incurred.  Other than the refund of CPUC audit costs, the majority of the remedies have been completed or are underway and the associated costs have already been incurred.

At June 30, 2015, the Condensed Consolidated Balance Sheets include $300 million in other current liabilities for the fines payable, and $400 million in current regulatory liabilities for the one-time bill credit due to the Utility’s natural gas customers.  The charges recorded are reflected in operating and maintenance expenses in the June 30, 2015, Condensed Consolidated Statements of Income.

The Penalty Decision requires that at least $688.5 million of the $850 million be allocated to capital expenditures and that the Utility be precluded from including these capital costs in rate base.  The remainder will be allocated to safety-related expenses.  The CPUC will determine which safety projects and programs will be funded by shareholders in the Utility’s pending 2015 GT&S rate case.  If the $850 million is not exhausted by designated safety-related projects and programs in the GT&S proceeding, the CPUC will identify additional projects in future proceedings to ensure that the full $850 million is spent. It is uncertain what costs the CPUC will ultimately count towards the $850 million shareholder-funded obligation.  To the extent the Utility’s actual costs exceed qualified amounts and are not authorized for recovery, the Utility may be required to record additional charges in future periods. The CPUC is expected to issue a final decision in the Utility’s 2015 GT&S rate case in 2016 to identify the safety-related project and programs that will be subject to the disallowance.

Other Legal and Regulatory Contingencies

Accruals for other legal and regulatory contingencies (excluding amounts related to the enforcement and litigation matters described above) totaled $43 million at June 30, 2015, and $55 million at December 31, 2014.  These amounts are included in other current liabilities in the Condensed Consolidated Balance Sheets.  The resolution of these matters is not expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is composed of the following:

	Balance at
(in millions)	June 30, 2015	December 31, 2014
Topock natural gas compressor station (1)	$297	$291
Hinkley natural gas compressor station (1)	149	158
Former manufactured gas plant sites owned by the Utility or third parties	263	257
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites	153	150
Fossil fuel-fired generation facilities and sites	96	98
Total environmental remediation liability	$958	$954

(1) See “Natural Gas Compressor Station Sites” below.

At June 30, 2015, the Utility expected to recover $676 million of its environmental remediation liability through various ratemaking mechanisms authorized by the CPUC.  The Utility will also incur environmental remediation costs that it does not seek to recover in rates, such as the costs associated with the Hinkley site.

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

Hinkley Site

The Utility has been implementing interim remediation measures at the Hinkley site to reduce the mass of the chromium plume and to monitor and control movement of the plume.  The Utility's remediation and abatement efforts at the Hinkley site are overseen by the Regional Board.  In January 2015, the Regional Board issued an updated draft clean-up and abatement order that proposes the Utility continues and improves its remedial treatment methods and contains a proposed monitoring and reporting program.  The Regional Board is expected to issue a revised draft clean-up and abatement order in August 2015.  After a public comment period, the Regional Board is expected to consider adoption of a final clean-up and abatement order (which may include deadlines to meet specified interim clean up targets) at its November 2015 meeting.

The Utility’s environmental remediation liability at June 30, 2015 reflects the Utility’s best estimate of probable future costs associated with its final remediation plan and interim remediation measures.  Future costs will depend on many factors, including the levels of hexavalent chromium the Utility is required to use as the standard for remediation, the required time period by which those standards must be met, and the nature and extent of the chromium contamination.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition, results of operations, and cash flows.

Topock Site

The Utility's remediation and abatement efforts at the Topock site are overseen by the DTSC and the U.S. Department of the Interior.  While the Utility has been working with these agencies to develop a final remediation plan, the Utility has been employing various interim remediation measures, including a system of extraction wells and a treatment plant designed to prevent movement of the chromium plume toward the Colorado River.  In September 2014, the Utility submitted its near-final remediation plan to the agencies for approval.  The Utility’s plan proposes that the Utility construct an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium.  The DTSC is conducting an additional environmental review of the proposed plan, and the Utility anticipates that the DTSC’s draft environmental impact report will be issued for public comment in July 2016.  After the DTSC considers public comments that may be made, the DTSC is expected to issue a final environmental impact report in December 2016.  After the Utility modifies its plan in response to the final report, the Utility plans to seek approval to begin construction of the new in-situ treatment system in early 2017.

The Utility's environmental remediation liability at June 30, 2015 reflects its best estimate of probable future costs associated with its final remediation plan.  Future costs will depend on many factors, including the scope and timing of required remediation work.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition and cash flows.

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

At December 31, 2014, the Consolidated Balance Sheets reflected $434 million in net claims, within Disputed claims and customer refunds, and $291 million of cash in escrow for payment of the remaining net disputed claims, within Restricted cash.  There were no significant changes to these balances during the six months ended June 30, 2015.

Tax Matters

The IRS is currently reviewing several matters in the 2011, 2012, and 2013 tax returns.  The most significant relates to a 2011 accounting method change to adopt guidance issued by the IRS in determining which repair costs are deductible for the electric transmission and distribution businesses.  PG&E Corporation and the Utility expect that the IRS will complete its review of the deductible repair costs for the electric transmission and distribution businesses in 2015.  The IRS is also expected to issue guidance during 2015 that determines which repair costs are deductible for the natural gas transmission and distribution businesses.  PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months depending on the IRS guidance that is issued and the resolution of the audits related to the 2011, 2012, and 2013 tax returns.  As of June 30, 2015, it is reasonably possible that unrecognized tax benefits will decrease by approximately $370 million within the next 12 months, and most of this decrease would not impact net income.

There were no other significant developments to tax matters during the six months ended June 30, 2015.  (Refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of the 2014 Form 10-K.)

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments.  At December 31, 2014 the Utility had undiscounted future expected obligations of approximately $53.3 billion.  (See Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2014 Form 10-K.)  During the six months ended June 30, 2015, the Utility entered into several renewable energy and other power purchase agreements that were approved by the CPUC and completed major milestones with respect to construction, resulting in additional commitments of approximately $465 million over the next 25 years.

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

Summary of Changes in Net Income and Earnings per Share

The following table is a summary reconciliation of the key changes, after-tax, in PG&E Corporation’s income available for common shareholders and EPS (as well as earnings from operations and EPS on an earnings from operations basis) compared to the same period in the prior year (see “Results of Operations” below). “Earnings from operations” is a non-GAAP financial measure and is calculated as income available for common shareholders less items impacting comparability. “Items impacting comparability” represent items that management does not consider part of the normal course of operations and affect comparability of financial results between periods.  PG&E Corporation uses earnings from operations to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short- and long-term operating plans, and employee incentive compensation. PG&E Corporation believes that earnings from operations provide additional insight into the underlying trends of the business allowing for a better comparison against historical results and expectations for future performance.  Earnings from operations are not a substitute or alternative for GAAP measures such as income available for common shareholders and may not be comparable to similarly titled measures used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		EPS		EPS
(in millions, except per share amounts)	Earnings	(Diluted)	Earnings	(Diluted)
Income Available for Common Shareholders - 2014	$267	$0.57	$494	$1.06
Natural gas matters (1)	57	0.12	81	0.18
Earnings from Operations - 2014 (2)	$324	$0.69	$575	$1.24
2014 GRC cost recovery (3)	99	0.21	198	0.41
Growth in rate base earnings	26	0.05	52	0.11
Nuclear refueling outage	-	-	26	0.05
Timing of taxes (4)	18	0.04	38	0.08
Gain on disposition of SolarCity stock (5)	(14)	(0.03)	-	-
Timing of 2015 GT&S cost recovery (6)	(44)	(0.09)	(80)	(0.17)
Increase in shares outstanding	-	(0.02)	-	(0.05)
Other	33	0.06	51	0.11
Earnings from Operations - 2015 (2)	$442	$0.91	$860	$1.78
Pipeline-related expenses (7)	(9)	(0.02)	(19)	(0.04)
Legal and regulatory related expenses (7)	(10)	(0.02)	(18)	(0.04)
Fines and penalties (8)	(44)	(0.09)	(413)	(0.85)
Insurance recoveries (9)	23	0.05	23	0.05
Income Available for Common Shareholders - 2015	$402	$0.83	$433	$0.90

(1) In 2014, natural gas matters included pipeline-related costs to perform work under the PSEP and other activities associated with safety improvements to the Utility's natural gas system, as well as legal and other costs related to natural gas matters.  Natural gas matters also included charges recorded related to fines, third party liability claims, and insurance recoveries in 2014.

(2) "Earnings from operations" is not calculated in accordance with GAAP and excludes the items impacting comparability shown in Note (1) above and Notes (6), (7), and (8) below.

(3) Represents the increase in base revenues authorized by the CPUC in the 2014 GRC decision for the three and six months ended June 30, 2015, including the impact of flow-through ratemaking treatment for federal tax deductions for repairs.  In 2014, the Utility was incurring approximately $200 million of expense and $1 billion of capital costs above authorized levels until the 2014 GRC decision authorized revenues that supported this higher level of spending.  The increase in revenue related to 2014 was not recognized until the quarter ended September 30, 2014, when the 2014 GRC decision was issued.

(4) Represents the timing of taxes reportable in quarterly financial statements.

(5) Represents the comparative negative impact of a gain recognized during the three months ended June 30, 2014 as compared to the three months ended June 30, 2015 during which no comparable gain was recognized.  For the six months ended June 30, 2015, this comparative negative impact was offset by a gain recognized during the three months ended March 31, 2015.

(6) Represents expenses reflected in Earnings from Operations during the three and six months ended June 30, 2015 as compared to the same periods in 2014, with no corresponding increase in revenue.  The Utility has requested the CPUC authorize an increase to its revenue requirements for 2015, 2016, and 2017 in its GT&S rate case.  Based on the procedural schedule, it is unlikely that the Utility will be able to recognize any increase in its GT&S revenue in 2015.

(7) In 2015, pipeline-related expenses includes costs incurred to identify and remove encroachments from transmission pipeline rights of way and to perform remaining work under the Utility's PSEP.  Legal and regulatory related expenses includes various enforcement, regulatory, and litigation activities regarding natural gas matters and regulatory communications.

(8) Represents the impact of the Penalty Decision (see Note 9 of the Notes to the Condensed Consolidated Financial Statements for before-tax amounts).

(9) Insurance recoveries related to third-party claims and associated legal costs recognized in the three and six months ended June 30, 2015 (See "Results of Operations" below).

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their future results of operations, financial condition, and cash flows will be materially affected by the following factors:

•

Penalties, Fines and Remedial Costs. Future financial results will be impacted by the timing and amount of disallowed costs the Utility incurs for designated pipeline safety-related projects and programs and to implement remedial measures, as required by the Penalty Decision.  The Utility also could be required to pay fines associated with pending federal criminal charges alleging that the Utility knowingly and willfully violated the Pipeline Safety Act and illegally obstructed the NTSB’s investigation into the cause of the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  Based on the superseding indictment’s allegations, the maximum statutory fine would be $14 million and the maximum alternative fine would be approximately $1.13 billion.  Federal and state authorities also are conducting investigations in connection with certain communications between the Utility and CPUC personnel.  The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case.  Fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to these and other enforcement matters, including new CPUC investigations.  (See “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

•

The Timing and Outcome of Ratemaking Proceedings.  In the GT&S rate case, the Utility has requested that the CPUC authorize revenue requirements for the Utility’s gas transmission and storage operations from 2015 through 2017.  The Utility has requested an increase in its 2015 revenue requirements of $555 million over the comparable authorized revenues, as well as increases for 2016 and 2017.  Based on the scoping ruling and procedural schedule that was issued on June 11, 2015, the CPUC is expected to issue a two-part decision, the first decision to authorize GT&S revenue requirements (which would reflect a potential disallowance to be imposed as a penalty for the Utility’s violation of the CPUC’s ex parte communication rules as well as a reduction in the Utility's request to reflect any costs associated with implementing the remedies ordered by the Penalty Decision), and a second decision to reduce the authorized revenue requirements by the costs of designated safety-related projects and programs up to the $850 million maximum cost disallowance imposed by the Penalty Decision.  Any revenue requirement increase would be retroactive to January 1, 2015. Based on the procedural schedule it is unlikely that the Utility will be able to recognize any increase in GT&S revenues in 2015. If the Utility does not recognize any increase in 2015, the authorized revenue increase would be recorded in 2016.  (See “Ratemaking Proceedings” below for more information.)  In addition, the Utility intends to file its 2017 GRC application with the CPUC by September 2015, to request that the CPUC authorize revenue requirements for the Utility’s electric generation business and its electric and natural gas distribution business for 2017 and future years.  The outcome of ratemaking proceedings can be affected by many factors, including the level of opposition by intervening parties, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors.

•

The Ability of the Utility to Control Operating Costs and Capital Expenditures.  Whether the Utility is able to earn its authorized rate of return could be materially affected if the Utility’s actual costs differ from the amounts that have been authorized in the final 2014 GRC decision and that may be authorized in the 2015 GT&S rate case and future rate case decisions.  In addition to incurring shareholder-funded costs and costs associated with remedial measures required by the Penalty Decision, the Utility forecasts that in 2015 it will incur unrecovered pipeline-related expenses ranging from $100 million to $150 million, which primarily relate to costs to identify and remove encroachments from transmission pipeline rights-of-way.  Actual costs could be higher.  The ultimate amount of unrecovered costs also could be affected by how the CPUC determines which costs are included in determining whether the $850 million shareholder-funded obligation under the Penalty Decision has been met, and the outcome of pending and future investigations and enforcement matters.  (See “Enforcement and Litigation Matters” below.) The Utility’s ability to recover costs in the future also could be affected by decreases in customer demand driven by legislative and regulatory initiatives relating to distributed generation resources, renewable energy requirements, and changes in the electric rate structure.

•

The Amount and Timing of the Utility’s Financing Needs.  PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure.  For the six months ended June 30, 2015, PG&E Corporation issued $252 million of common stock and made equity contributions to the Utility of $185 million.  PG&E Corporation forecasts that it will continue issuing a material amount of equity to support the Utility’s capital expenditures and to fund unrecovered pipeline-related costs (including costs incurred under the Penalty Decision) and to pay the fine imposed by the Penalty Decision and additional fines and penaltiesthat may be required by the final outcomes of ongoing enforcement matters.  These equity issuances would have a further material dilutive effect on PG&E Corporation’s EPS.  PG&E Corporation’s and the Utility’s ability to access the capital markets and the terms and rates of future financings could be affected by the outcome of the matters discussed in “Enforcement and Litigation Matters” below, changes in their respective credit ratings, general economic and market conditions, and other factors.

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

RESULTS OF OPERATIONS

PG&E Corporation

The consolidated results of operations consist primarily of balances related to the Utility, which are discussed below.  The following table provides a summary of net income available for common shareholders for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Consolidated Total	$402	$267	$433	$494
PG&E Corporation	-	21	30	23
Utility	$402	$246	$403	$471

PG&E Corporation’s net income primarily consists of interest expense on long-term debt, income taxes, and other income from investments.  Results include approximately $30 million and $20 million of realized gains and associated tax benefits related to an investment in SolarCity Corporation recognized in the first quarter of 2015 and second quarter of 2014, respectively.

Utility

The tables below show certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014.  The tables separately identify the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as the payment of pension costs) and the corresponding revenues the Utility is authorized to collect to recover such costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

The Utility’s operating results for the three and six months ended June 30, 2015 reflect charges associated with the impact of the Penalty Decision.  (See “Utility Revenues and Costs that Impacted Earnings” below.)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$1,877	$1,585	$3,462	$1,632	$1,600	$3,232
Natural gas operating revenues	526	228	754	454	265	719
Total operating revenues	2,403	1,813	4,216	2,086	1,865	3,951
Cost of electricity	-	1,277	1,277	-	1,349	1,349
Cost of natural gas	-	118	118	-	200	200
Operating and maintenance	1,065	418	1,483	1,005	316	1,321
Depreciation, amortization, and decommissioning	651	-	651	556	-	556
Total operating expenses	1,716	1,813	3,529	1,561	1,865	3,426
Operating income	687	-	687	525	-	525
Interest income (1)			3			3
Interest expense (1)			(189)			(185)
Other income, net (1)			20			17
Income before income taxes			521			360
Income tax provision (1)			115			110
Net income			406			250
Preferred stock dividend requirement (1)			4			4
Income Available for Common Stock			$402			$246

(1) These items impacted earnings for the three months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$3,662	$2,814	$6,476	$3,217	$3,015	$6,232
Natural gas operating revenues	1,031	609	1,640	925	684	1,609
Total operating revenues	4,693	3,423	8,116	4,142	3,699	7,841
Cost of electricity	-	2,277	2,277	-	2,559	2,559
Cost of natural gas	-	392	392	-	560	560
Operating and maintenance	2,652	754	3,406	2,038	580	2,618
Depreciation, amortization, and decommissioning	1,282	-	1,282	1,094	-	1,094
Total operating expenses	3,934	3,423	7,357	3,132	3,699	6,831
Operating income	759	-	759	1,010	-	1,010
Interest income (1)			4			5
Interest expense (1)			(376)			(364)
Other income, net (1)			46			37
Income before income taxes			433			688
Income tax (benefit) provision (1)			23			210
Net income			410			478
Preferred stock dividend requirement (1)			7			7
Income Available for Common Stock			$403			$471

(1) These items impacted earnings for the six months ended June 30, 2015 and 2014.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2015 and 2014, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $317 million, or 15%, and by $551 million, or 13%, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  The increases reflect approximately $320 million and $585 million of higher base revenues in the three and six months ended June 30, 2015, respectively, as authorized by the CPUC in the 2014 GRC decision and for nuclear decommissioning costs and the FERC in the TO rate case. The increases to base revenues include approximately $115 million and $230 million for the three and six months ended June 30, 2015, respectively, related to 2014 increases that were not recognized until the quarter ended September 30, 2014, as a result of the timing of the GRC decision.  The increases in operating revenues were partially offset by the absence of $35 million and $68 million in the three and six months ended June 30, 2015, respectively, of revenues the CPUC authorized the Utility to collect for recovery of certain PSEP-related costs during the same periods in 2014.

Recovery of PSEP-related costs incurred during 2015 will depend upon the timing and outcome of the GT&S rate case.  The Utility has requested the CPUC authorize an increase to its revenue requirements for 2015, 2016, and 2017 in its GT&S rate case.  Based on the procedural schedule, it is unlikely that the Utility will be able to recognize any increase in its GT&S revenue in 2015.  (See “Ratemaking Proceedings” below.)

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $60 million, or 6%, and by $614 million, or 30%, in the three and six months ended June 30, 2015 compared to the same periods in 2014.  The increases for both periods are primarily due to $75 million and $628 million in charges associated with the Penalty Decision (see Note 9 of the Notes to the Condensed Consolidated Financial Statements).  The increases were partially offset by $39 million in insurance recoveries related to third-party claims and associated legal costs related to natural gas matters recognized in the three and six months ended June 30, 2015 with no similar activity in 2014.  The Utility has recovered a cumulative total of $505 million through insurance of the $558 million of cumulative charges for these claims.

The Utility’s future financial statements will continue to be impacted by additional charges associated with the Penalty Decision and unrecoverable pipeline-related expenses.  (See “Key Factors Affecting Financial Results” above and Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses increased $95 million, or 17%, and by $188 million, or 17%, respectively, in the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to an increase in depreciation rates as authorized by the CPUC in the 2014 GRC decision and an increase in capital additions.

Interest Income, Interest Expense, and Other Income, Net

There were no material changes to interest income, interest expense, and other income, net for the periods presented.

Income Tax Provision

The Utility’s revenue requirements for the 2014 GRC decision period reflects flow-through ratemaking for income tax expense benefits attributable to the accelerated recognition of repair costs and certain other property-related costs for federal tax purposes. The Utility began to recognize the impact of these income tax expense benefits in the third quarter of 2014 when it received a final GRC decision. The Utility’s financial results reflect a reduction in income tax expense associated with these temporary differences, resulting in a lower effective tax rate.  (See Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of the 2014 Form 10-K.)

The income tax provision increased by $5 million, or 5%, and decreased by $187 million, or 89%, in the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The decrease in the income tax provision in the six months ended June 30, 2015 is primarily due to lower pre-tax income resulting from the impact of the Penalty Decision (see Note 9 of the Notes to the Condensed Consolidated Financial Statements).

The following describes the change in the Utility’s effective tax rate for the three and six months ended June 30, 2015 as compared to the same periods in 2014:

•

The effective tax rates for the three months ended June 30, 2015 and 2014 were 22% and 31%, respectively.  The decrease in the effective tax rate was primarily due to the effect of the flow-through treatment of property-related costs for federal tax purposes that the Utility began to record in the quarter ended September 30, 2014.

•

The effective tax rates for the six months ended June 30, 2015 and 2014 were 5% and 31%, respectively.  The decrease in the effective tax rate was primarily due to the effect of the flow-through treatment of property-related costs for federal tax purposes that the Utility began to record in the quarter ended September 30, 2014 and the impact of the Penalty Decision recorded in 2015 with no comparable amount recorded for the same period in 2014.  Under applicable accounting standards, charges resulting from the Penalty Decision are recorded at the statutory rate in the period incurred.

In June 2015, State Bill 681 was introduced and proposes that the Utility be denied applicable state tax deductions for charges associated with the Penalty Decision.  The tax treatment of the costs and resulting financial impact will be affected by the final outcome of this legislation (see “Item 1A. Risk Factors” in Part II below).

Utility Revenues and Costs that did not Impact Earnings

Cost of Electricity

The Utility’s cost of electricity includes the costs of power purchased from third parties (including renewable energy resources), transmission, fuel used in its own generation facilities, fuel supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Cost of purchased power	$1,207	$1,287	$2,129	$2,399
Fuel used in own generation facilities	70	62	148	160
Total cost of electricity	$1,277	$1,349	$2,277	$2,559
Average cost of purchased power per kWh (1)	$0.103	$0.097	$0.101	$0.093
Total purchased power (in millions of kWh) (2)	11,747	13,320	21,038	25,788

(1) Average cost of purchased power for the three and six months ended June 30, 2015 increased compared to the same periods in 2014 primarily due to a higher volume of renewables.  This increase was partially offset by lower market prices for natural gas.

(2)The decrease in purchased power resulted from an increase at the Utility’s own generation facilities.  This increased generation reflects increases in gas-fired generation in both the three and six months ended June 30, 2015 and nuclear generation at Diablo Canyon during the six months ended June 30, 2015 as compared to the same periods in 2014.

The Utility’s total purchased power is driven by customer demand, the availability of the Utility’s own generation facilities including Diablo Canyon and its hydroelectric plants, and the cost effectiveness of each source of electricity.

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage, transportation of natural gas, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements.)  The Utility’s cost of natural gas is impacted by the market price of natural gas, changes in the cost of storage and transportation, and changes in customer demand.  The Utility expects the cost of natural gas for 2015 will continue to be lower due to lower market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Cost of natural gas sold	$83	$165	$317	$489
Transportation cost of natural gas sold	35	35	75	71
Total cost of natural gas	$118	$200	$392	$560
Average cost per Mcf (1) of natural gas sold	$2.18	$4.34	$2.88	$4.22
Total natural gas sold (in millions of Mcf)	38	38	110	116

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

Financial Resources

Debt and Equity Financings

In February 2015, PG&E Corporation entered into a new equity distribution agreement providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.  In the first quarter of 2015, PG&E Corporation sold 1.4 million shares under this agreement for cash proceeds of $74 million, net of commissions paid of $1 million.  No shares were sold during the three months ended June 30, 2015.

In addition, PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans.  During the six months ended June 30, 2015, 4.3 million shares were issued for cash proceeds of $178 million under these plans.

The proceeds from these sales were used for general corporate purposes, including the contribution of equity to the Utility.  For the six months ended June 30, 2015, PG&E Corporation made equity contributions to the Utility of $185 million.  Additionally, PG&E Corporation and the Utility expect to continue to issue long-term and short-term debt for general corporate purposes and to maintain the CPUC-authorized capital structure during 2015.

In June 2015, the Utility issued $400 million principal amount of 3.50% Senior Notes due June 15, 2025 and $100 million of 4.30% Senior Notes due March 15, 2045.  The proceeds were used for general corporate purposes, including the repayment of a portion of the Utility’s outstanding commercial paper.

Revolving Credit Facilities and Commercial Paper Program

On April 27, 2015, PG&E Corporation and the Utility amended and restated their respective $300 million and $3.0 billion revolving credit facilities that were entered into on April 1, 2013.  At June 30, 2015, PG&E Corporation and the Utility had $295 million and $2.0 billion available under their respective $300 million and $3.0 billion revolving credit facilities. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements and “Item 5. Other Information”)

The revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter.  PG&E Corporation’s revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the common stock and at least 70% of the voting capital stock of the Utility.  In addition, these revolving credit facilities include usual and customary provisions regarding events of default and covenants limiting liens, mergers, sales of all or substantially all of PG&E Corporation’s and the Utility’s assets, and other fundamental changes.  At June 30, 2015, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

Dividends

In June 2015, the Board of Directors of PG&E Corporation declared quarterly dividends of $0.455 per share, totaling $219 million, of which approximately $214 million was paid on July 15, 2015 to shareholders of record on June 30, 2015.

In June 2015, the Board of Directors of the Utility declared a common stock dividend of $179 million that was paid to PG&E Corporation on June 17, 2015.

In June 2015, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on August 15, 2015, to shareholders of record on July 31, 2015.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$1,860	$1,261
Net cash used in investing activities	(2,486)	(2,297)
Net cash provided by financing activities	719	1,041
Net change in cash and cash equivalents	$93	$5

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the six months ended June 30, 2015, net cash provided by operating activities increased by $599 million compared to the same period in 2014.  This increase was primarily due to higher base revenue collections authorized in the 2014 GRC and lower purchased power costs (see “Cost of Electricity” under “Results of Operations – Utility Revenues and Costs that did not Impact Earnings” above).

Future cash flow from operating activities will be affected by various factors, including:

•

the shareholder-funded bill credit of $400 million to natural gas customers in 2016, and the payment of a $300 million fine to the State General Fund during 2015, as required by the Penalty Decision (see “Enforcement and Litigation Matters” below);

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

Investing Activities

Net cash used in investing activities increased by $189 million during the six months ended June 30, 2015 as compared to the same period in 2014.  The Utility’s investing activities primarily consist of construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures. The Utility estimates that it will incur approximately $5.5 billion in capital expenditures in 2015 and between $5.3 billion and $5.8 billion in 2016.

Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities decreased by $322 million compared to the same period in 2014.  Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date of existing debt instruments.  The Utility generally utilizes long-term debt issuances and equity contributions from PG&E Corporation to maintain its CPUC-authorized capital structure, and relies on short-term debt to fund temporary financing needs.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 9 in the Condensed Consolidated Financial Statements. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s future financial results.

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

Other Pending Lawsuits and Claims

As previously reported, PG&E Corporation received a letter, dated March 26, 2015, on behalf of a purported shareholder demanding that the PG&E Corporation Board of Directors (1) take all necessary actions to recover from certain officers and directors the amount of damages sustained by PG&E Corporation as a result of their alleged misconduct in connection with the events surrounding the San Bruno accident and other matters, and (2) institute corporate governance changes and improvements.  In May 2015, the Board created an Evaluation Committee to evaluate the matters set forth in the demand letter and to recommend to the Board an appropriate response to these matters.

On June 5, 2015, the purported shareholder who submitted the demand letter filed a derivative lawsuit in San Mateo County Superior Court, alleging that his shareholder demand was wrongfully refused.  As of June 30, 2015, there were six purported derivative lawsuits seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

PG&E Corporation and the Utility are uncertain when and how the above lawsuits and the shareholder demand will be resolved.

RATEMAKING PROCEEDINGS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  Significant regulatory developments that have occurred since the 2014 Form 10-K was filed with the SEC are discussed below.

2015 Gas Transmission and Storage Rate Case

In the 2015 GT&S rate case, the Utility requested that the CPUC authorize a 2015 revenue requirement of $1.29 billion to recover anticipated costs of providing natural gas transmission and storage services, an increase of $555 million over currently authorized amounts.  The Utility also requested attrition increases of $61 million in 2016 and $168 million in 2017.  The Utility requested that the CPUC authorize the Utility’s forecast of its 2015 weighted average rate base for its gas transmission and storage business of $3.56 billion, which includes capital spending above authorized levels for the prior rate case period.

The Office of Ratepayer Advocates has recommended a 2015 revenue requirement of $1.044 billion, an increase of $329 million over authorized amounts.  TURN recommended that the Utility not recover costs associated with hydrostatic testing for pipeline segments placed in service between January 1, 1956 and June 30, 1961, as well as certain other work that TURN considers to be remedial.  TURN also recommended the disallowance of about $200 million of capital expenditures incurred over the period 2011 through 2014 and recommended that about $500 million of capital expenditures during this period be subject to a reasonableness review and an independent audit.  TURN states that the Utility’s cost recovery should not begin until the CPUC issues a decision on the independent audit.

The Utility also has proposed changes to the revenue sharing mechanism authorized in the last GT&S rate case (covering 2011-2014) that subjected a portion of the Utility’s transportation and storage revenue requirement to market risk.  The Utility proposed full balancing account treatment that allows for recovery of the Utility’s authorized transportation and storage revenue requirements (except for the revenue requirement associated with the Utility’s 25% interest in the Gill Ranch storage field).

Based on the scoping ruling and procedural schedule that was issued on June 11, 2015, the CPUC is expected to issue a two-part decision, the first decision to authorize GT&S revenue requirements (which would include a potential disallowance to be imposed as a penalty for the Utility’s violation of the CPUC’s ex parte communication rules as well as a reduction in the Utility's request to reflect any costs associated with implementing the remedies ordered by the Penalty Decision), and a second decision to reduce the authorized revenue requirements by the costs of designated safety-related projects and programs up to the $850 million maximum cost disallowance imposed by the Penalty Decision.  (See Note 9 in the Condensed Consolidated Financial Statements for more information about the CPUC’s Penalty Decision.)  Under the procedural schedule, the CPUC’s decision to authorize revenue requirements likely will not be issued until 2016 and the CPUC’s decision to determine the revenue requirement reduction will follow.  (The ruling states that, in any event, the case would be completed within 18 months of the date of the ruling, or by December 2016.)  Based on the procedural schedule, it is unlikely that the Utility will be able to recognize any increase in its GT&S revenue in 2015.

FERC TO Rate Cases

On July 30, 2014, the Utility requested 2015 retail electric transmission revenue requirement of $1.366 billion, a $326 million increase over the currently authorized revenue requirement of $1.040 billion.  The Utility’s proposed rates went into effect on March 1, 2015, subject to refund, and pending a final decision by the FERC.  On July 2, 2015, the Utility and other settling parties (including the CPUC) filed a motion at the FERC requesting that the FERC approve a settlement proposing that the Utility’s 2015 retail electric transmission revenue requirement be set at $1.201 billion, a $161 million increase to the currently authorized revenue requirement of $1.040 billion.  The settlement is subject to the FERC’s approval.  If approved by the FERC, the outcome is not expected to have a material effect.  The FERC is expected to issue a decision in late 2015 or early 2016.

On July 29, 2015, the Utility filed a rate case at FERC that requests a 2016 retail electric transmission revenue requirement of $1.515 billion, a $314 million increase over the settled revenue requirement of $1.201 billion pending FERC approval.  The Utility forecasts that it will make investments of $1.246 billion in 2016 in various capital projects.  The Utility's forecasted rate base for 2016 is $5.85 billion, compared to forecasted rate base of $5.12 billion in 2015.  The Utility has requested that the FERC approve a 10.96% return on equity.  The Utility's rate case is pending acceptance at the FERC.

 LEGISLATIVE AND REGULATORY INITIATIVES

The California Legislature and the CPUC require the California investor-owned electric utilities to accommodate the growth in distributed electric generation resources (including solar installations), increase the amount of renewable energy delivered to customers, and meet cost-effective energy storage targets.  These mandates, along with other state laws and regulations relating to the reduction of GHG emissions, the establishment of energy efficiency standards for buildings, and the creation of community choice aggregators that provide electric service to their communities, have affected, and are likely to continue to affect, customer demand for the Utility’s electric and natural gas service.  Future changes in state laws to increase the amount of renewable energy targets, to establish higher building energy efficiency standards, or to increase the maximum number of “direct access” customers who can procure electricity from alternate energy providers, could further decrease customer demand.  Customer demand also can be affected as the CPUC continues to implement state law requirements to reform electric rates to more closely reflect the utilities’ actual costs of service, reduce cross-subsidization among customer rate classes, implement new net energy metering rules, and allow customers to have greater control over their energy use.  The Utility’s ability to recover its investments, including investments associated with new requirements and initiatives, as well as its electricity procurement and other operating costs, will, in large part, depend on the final form of legislative or regulatory requirements and whether the associated ratemaking mechanisms can be timely adjusted to reflect changes in customer demand for the Utility’s electricity and natural gas service.

Electric Distribution Resources Plan

As required by California law, on July 1, 2015, the Utility filed its proposed electric distribution resources plan to identify optimal locations on its electric distribution system for deployment of distributed generation resources.  The Utility’s proposal allows energy technologies to be interconnected with each other and integrated into the larger grid while continuing to provide customers with safe, reliable and affordable electric service.  The Utility envisions a future electric grid, titled the Grid of Things™, that would allow customers to choose new advanced energy supply technologies and services to meet their needs consistent with safe, reliable and affordable electric service.  Some of the Utility’s initiatives include smart grid infrastructure modernization and new community solar programs.  The Utility plans to request authorization in its 2017 GRC and future applications, to recover the investment costs that it forecasts it will incur under its proposed electric distribution resources plan.

Electric Rate Reform and Net Energy Meeting

New state legislation that became effective on January 1, 2014 (AB 327) grants the CPUC authority to approve fixed charges to be collected from retail electric residential customers and to revise residential electric rate designs to more closely reflect the cost of service.  In February 2014, as ordered by the CPUC, the Utility submitted a long-term residential electric rate reform plan that proposes a fixed customer charge, gradual flattening of the tiered rate structure, and an optional time-of-use rate.  On July 3, 2015, the CPUC approved a final decision providing for the gradual flattening of the tiered rate structure from four tiers to two tiers with a 1.25 to 1 rate price ratio by January 1, 2019, to bring residential electric rates closer to the Utility’s cost of service.  The decision creates a Super User Electric Surcharge to apply to extremely high electricity users beginning in 2017.  The Utility is required to file a proposal no later than January 1, 2018, to charge residential customers based on time-of- use rates unless customers elect otherwise.  The Utility also may propose to impose a fixed charge on customers.  Under the CPUC’s decision, time-of-use rates must be implemented before the CPUC will permit the imposition of a fixed charge.  The CPUC also approved increased minimum bill charges for residential customers.

AB 327 also requires the CPUC to develop a new tariff or contract for net energy metering by December 31, 2015, that must be implemented no later than July 1, 2017.  California’s net energy metering tariff currently allows customers installing renewable distributed generation to offset their electric consumption and receive bill credits for power delivered to the grid at their full retail rate.  Increasing levels of installed renewable distributed generation by customers, coupled with net energy metering that provides full retail rate credits that do not reflect the Utility’s cost structure, have shifted costs from distributed generation customers to other customers.  AB 327 requires the CPUC to assess opportunities to reduce this cost-shift through residential rate and net energy metering tariff reform.  In July 2014, the CPUC began a new rulemaking proceeding to develop a successor to the existing net energy metering tariff to comply with the requirements of AB 327. The Utility is scheduled to file its successor tariff proposal on August 3, 2015.  The CPUC is expected to issue a decision by December 2015.

Proposal for Electric Vehicle (EV) Infrastructure Development

On February 9, 2015, the Utility filed an application requesting the CPUC to approve the Utility’s proposal to deploy, own, and maintain EV charging infrastructure in its service territory to accelerate EV infrastructure deployment and customer education programs in support of California’s climate goals.  Future use of this charging infrastructure could aid the integration of increased intermittent renewable energy on the state’s electric power grid.  Under the Utility’s proposal, the Utility would develop more than 25,000 EV charging stations and the associated infrastructure over an estimated five years.  The Utility estimates this would meet approximately 25% of projected EV charging station needs by 2020.  The Utility plans to contract with third party EV service providers to operate and maintain the charging stations.  The Utility estimates that it would incur capital costs of $551 million and operating costs of $103 million over the proposed project timeline.  The Utility has requested that the CPUC authorize the Utility to collect an average annual revenue requirement over the project development years of $81 million to recover these costs.  The Utility has requested that the CPUC issue a decision before the end of 2015. Under the proposal, the Utility would begin implementation in 2016, with first deployments of charging stations in 2017.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes, such as groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; and the transportation, handling, storage, and disposal of spent nuclear fuel.  (See Note 9 of the Notes to the Condensed Consolidated Financial Statements, as well as “Item 1A. Risk Factors” and Note 14 in the 2014 Form 10-K.)

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for non-trading purposes (i.e., risk mitigation) and not for speculative purposes.  The Utility’s risk management activities include the use of energy and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  These activities arediscussed in detail in the 2014 Form 10-K.  There were no significant developments to the Utility and PG&E Corporation’s risk management activities during the six months ended June 30, 2015.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See the discussion above in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of pipeline-related expenses that the Utility will not recover through rates; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to regulatory assets and liabilities, environmental remediation, litigation, third-party claims, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•

The outcome and timing of the 2015 GT&S rate case, including the amount of revenue disallowance imposed as a penalty for improper ex parte communications and how the authorized revenue requirements are reduced to reflect the disallowance of costs associated with designated safety-related projects and programs as required by the Penalty Decision;

•

the outcomes of the federal criminal prosecution of the Utility, the CPUC’s investigation of the Utility’s natural gas distribution operations, the SED’s unresolved enforcement action matters, and the other investigations that have been or may be commenced relating to the Utility’s compliance with natural gas-related laws and regulations, and the amount of fines, penalties, and remedial costs that the Utility may incur in connection with such matters;

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

•

the timing and outcome of ratemaking proceedings (such as the 2015 GT&S rate case, the 2017 GRC and the TO rate cases) and the Utility’s ability to control its costs within the adopted levels of spending;

•

the amount and timing of additional common stock and debt issuances by PG&E Corporation, the proceeds of which are contributed as equity to maintain the Utility’s authorized capital structure as the Utility incurs charges and costs that it cannot recover through rates (including shareholder-funded costs to complete designated safety projects and programs as ordered in the Penalty Decision) and fines;

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

•

the impact of new legislation or NRC regulations, recommendations, policies, decisions, or orders relating to the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, cooling water intake, or other issues; and whether the Utility decides to resume its pursuit to renew the two Diablo Canyon operating licenses, and if so, whether the licenses are renewed;

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

•

the impact of environmental laws and regulations aimed at the reduction of greenhouse gases, and whether the Utility is able to continue recovering associated compliance costs, such as the cost of emission allowances and offsets under cap-and-trade regulations and the cost of renewable energy procurement;

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

•

the outcome of federal or state tax audits and the impact of any changes in federal or state tax laws, policies, regulations, or their interpretation, including whether state law is enacted to prohibit the Utility from claiming tax deductions for costs associated with designated safety-related projects and programs that are disallowed by the Penalty Decision; and

•	the impact of changes in GAAP, standards, rules, or policies, including those related to regulatory accounting, and the impact of changes in their interpretation or application.

For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see “Risk Factors” in the 2014 Form 10-K and in Part II, Item. 1A. Risk Factors below.  PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2015, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  In addition, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following legal proceedings, PG&E Corporation and the Utility are involved in various legal proceedings in the ordinary course of their business. For more information regarding PG&E Corporation’s and the Utility’s contingencies, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

CPUC Investigations Related to Natural Gas Transmission

For description of this matter, see “Part II, Item 1. Legal Proceedings” in the Form 10-Q for the quarter ended March 31, 2015.  In addition, see discussion entitled “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Federal Criminal Indictment

For description of this matter, see “Part II, Item 1. Legal Proceedings” in the Form 10-Q for the quarter ended March 31, 2015.  In addition, see discussion entitled “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Litigation Related to the San Bruno Accident and Natural Gas Spending

As of June 30, 2015, there were six purported derivative lawsuits seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

PG&E Corporation received a letter, dated March 26, 2015, on behalf of a purported shareholder demanding that the PG&E Corporation Board of Directors (1) take all necessary actions to recover from certain officers and directors the amount of damages sustained by PG&E Corporation as a result of their alleged misconduct in connection with the events surrounding the San Bruno accident and other matters, and (2) institute corporate governance changes and improvements.  In May 2015, the Board created an Evaluation Committee to assess the matters set forth in the demand letter and to recommend to the Board an appropriate response to these matters.

On June 5, 2015, the purported shareholder who submitted the demand letter filed a derivative lawsuit in San Mateo County Superior Court, alleging that his shareholder demand was wrongfully refused.

PG&E Corporation and the Utility are uncertain when and how the above lawsuits and the shareholder demand will be resolved.

For additional information regarding these matters, see the discussion entitled “Enforcement and Litigation Matters” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, see “Part I, Item 3. Legal Proceedings” in the 2014 Form 10-K.

Other Enforcement Matters

In addition, fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to the Utility’s self-reports of noncompliance with natural gas safety regulations, prohibited ex parte communications between the Utility and CPUC personnel, investigations that were commenced after a pipeline explosion in Carmel, California on March 3, 2014, and other enforcement matters.  See the discussion entitled “Enforcement and Litigation Matters” above in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of the Notes to the Condensed Consolidated Financial Statements.  In addition, see “Part I, Item 3. Legal Proceedings” in the 2014 Form 10-K.

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

PG&E Corporation's EPS will be materially affected by dilutive common stock issuances needed to fund equity contributions to the Utility to comply with the terms of the Penalty Decision, as discussed above in Note 9 of the Condensed Consolidated Financial Statements.  The Utility will incur material unrecoverable costs to meet the Penalty Decision's requirement to fund safety-related projects and programs to be identified by the CPUC in the GT&S rate case.  The CPUC is expected to issue an initial decision to authorize GT&S revenue requirements.  (The authorized revenue requirements will be reduced by the amount of costs associated with implementing the remedies ordered by the Penalty Decision.  They may be further reduced by a disallowance to be imposed as a penalty for the Utility's violation of the CPUC's ex parte communication rules.)  The CPUC will issue a second decision to further reduce the authorized revenue requirements by the costs of designated safety-related projects and programs up to the $850 million maximum cost disallowance imposed by the Penalty Decision.  Under the procedural schedule, the CPUC's decision to authorize revenue requirements likely will not be issued until 2016 and the CPUC's decision to determine the revenue requirement reduction will follow.  (The ruling states that, in any event, the case would be completed within 18 months of the date of the ruling, or by December 2016.)  Based on the procedural schedule, it is unlikely that the Utility will be able to recognize any increase in its GT&S revenue in 2015.

The ultimate financial impact of the Penalty Decision will be affected by the tax treatment of the costs the Utility incurs to comply with the Penalty Decision.  In statements made at the CPUC meeting at which the Penalty Decision was approved, the participating Commissioners indicated that they would inform state and federal tax authorities that the CPUC intended the shareholder-funded costs to be characterized as penalties and not a “cost of doing business.” Furthermore, State Bill 681 was introduced in June 2015 and proposes that the Utility be denied applicable state tax deductions for charges associated with the Penalty Decision.

On June 8, 2015, the Utility filed its compliance plan describing how it had complied, or would comply, with the remedies ordered by the Penalty Decision.  On June 8, 2015, the SED also filed its audit plan for review of the Utility's gas transmission operations, including review of the Utility's compliance with the remedies ordered by the Penalty Decision.  The Penalty Decision requires the SED to conduct annual audits (for a minimum of ten years) of the Utility's recordkeeping practices.  The Utility could incur material charges, including fines and other penalties, depending on the outcome of these future audits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2015, PG&E Corporation made equity contributions totaling $85 million to the Utility in order to maintain the 52% common equity component of its CPUC-authorized capital structure.  Neither PG&E Corporation nor the Utility made any sales of unregistered equity securities during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. During the quarter ended June 30, 2015, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the six months ended June 30, 2015 was 1.82. The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 2015 was 1.80. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement No. 333-193879.

PG&E Corporation’s earnings to fixed charges ratio for the six months ended June 30, 2015 was 1.84. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-193880.

ITEM 6. EXHIBITS

3

Bylaws of Pacific Gas and Electric Company amended as of August 17, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on July 14, 2015 (File No. 1-2348), Exhibit 99.2)

4

Twenty-Fifth Supplemental Indenture, dated as of June 12, 2015, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $100,000,000 aggregate principal amount of its 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on June 12, 2015 (File No. 1-2348), Exhibit 4.1)

10.1

Amended and restated credit agreement dated April 27, 2015, among (1) PG&E Corporation as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.2

Amended and restated credit agreement dated April 27, 2015, among (1) Pacific Gas and Electric Company as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

*10.3	Form of Restricted Stock Unit Agreement for 2015 grants to directors under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.4	Letter regarding Compensation Agreement between PG&E Corporation and Julie M. Kane dated March 11, 2015 for employment starting May 18, 2015

*10.5	Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.6	Non-Annual Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015

*10.7	Performance Share Agreement subject to financial goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.8

Performance Share Agreement subject to safety and customer affordability goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

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
Kent M. Harvey Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

DINYAR B. MISTRY
Dinyar B. Mistry Vice President, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated: July 29,2015

EXHIBIT INDEX

3

Bylaws of Pacific Gas and Electric Company amended as of August 17, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on July 14, 2015 (File No. 1-2348), Exhibit 99.2)

4

Twenty-Fifth Supplemental Indenture, dated as of June 12, 2015, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $100,000,000 aggregate principal amount of its 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on June 12, 2015 (File No. 1-2348), Exhibit 4.1)

10.1

Amended and restated credit agreement dated April 27, 2015, among (1) PG&E Corporation as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.2

Amended and restated credit agreement dated April 27, 2015, among (1) Pacific Gas and Electric Company as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

*10.3	Form of Restricted Stock Unit Agreement for 2015 grants to directors under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.4	Letter regarding Compensation Agreement between PG&E Corporation and Julie M. Kane dated March 11, 2015 for employment starting May 18, 2015

*10.5	Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.6	Non-Annual Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015

*10.7	Performance Share Agreement subject to financial goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

*10.8

Performance Share Agreement subject to safety and customer affordability goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

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