Form 10-K
period 2015-12-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2016-02-18
CIK 1004980, 75488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2015, the last business day of the most recently completed second fiscal quarter:

PG&E Corporation common stock	$23,628 million
Pacific Gas and Electric Company common stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of February 12, 2016:

PG&E Corporation:	492,830,471 shares
Pacific Gas and Electric Company:	264,374,809 shares (wholly owned by PG&E Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders	Part III (Items 10, 11, 12, 13 and 14)

Contents

UNITS OF MEASUREMENT

GLOSSARY

PART I

ITEM 1. BUSINESS

Regulatory Environment

Ratemaking Mechanisms

Electric Utility Operations

Natural Gas Utility Operations

Competition

Environmental Regulation

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

EXECUTIVE OFFICERS OF THE REGISTRANTS

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

CONTRACTUAL COMMITMENTS

ENFORCEMENT AND LITIGATION MATTERS

REGULATORY MATTERS

LEGISLATIVE AND REGULATORY INITIATIVES

ENVIRONMENTAL MATTERS

RISK MANAGEMENT ACTIVITIES

CRITICAL ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PG&E Corporation

CONSOLIDATED STATEMENTS OF INCOME

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF EQUITY

Pacific Gas and Electric Company

CONSOLIDATED STATEMENTS OF INCOME

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

NOTE 4: DEBT

NOTE 5: COMMON STOCK AND SHARE-BASED COMPENSATION

NOTE 6: PREFERRED STOCK

NOTE 7: EARNINGS PER SHARE

NOTE 8: INCOME TAXES

NOTE 9: DERIVATIVES

NOTE 10: FAIR VALUE MEASUREMENTS

NOTE 11: EMPLOYEE BENEFIT PLANS

NOTE 12: RELATED PARTY AGREEMENTS AND TRANSACTIONS

NOTE 13: CONTINGENCIES AND COMMITMENTS

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A. Controls and Procedures

ITEM 9B. Other Information

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

ITEM 14. Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT INDEX

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2015 Form 10-K	PG&E Corporation's and Pacific Gas and Electric Company's combined Annual Report on Form 10-K for the year ended December 31, 2015
AB	Assembly Bill
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO	asset retirement obligation
ASU	accounting standard update
CAISO	California Independent System Operator
CARB	California Air Resources Board
CCA	Community Choice Aggregator
Central Coast Board	Central Coast Regional Water Quality Control Board
CEC	California Energy Resources Conservation and Development Commission
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	Department of Energy
EPA	Environmental Protection Agency
EPS	earnings per common share
EV	electric vehicle
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
GT&S	gas transmission and storage
IRS	Internal Revenue Service
LTIP	long term incentive plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7, of this Form 10-K
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
NTSB	National Transportation Safety Board
ORA	Office of Ratepayer Advocates
PSEP	pipeline safety enhancement plan
QF	Qualifying facility
Regional Board	California Regional Water Quality Control Board, Lahontan Region
REITS	Global real estate investment trust
ROE	return on equity
RPS	renewable portfolio standard
SB	senate bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
Water Board	California State Water Resources Control Board

PART I

ITEM 1. BUSINESS

PG&E Corporation, incorporated in California in 1995, is a holding company whose primary operating subsidiary is Pacific Gas and Electric Company, a public utility operating in northern and central California.  The Utility was incorporated in California in 1905.  PG&E Corporation became the holding company of the Utility and its subsidiaries in 1997.  The Utility generates revenues mainly through the sale and delivery of electricity and natural gas to customers.  PG&E Corporation’s and the Utility’s operating revenues, income, and total assets can be found below in Item 6. Selected Financial Data.

The principal executive offices of PG&E Corporation and the Utility are located at 77 Beale Street, P.O. Box 770000, San Francisco, California 94177.  PG&E Corporation’s telephone number is (415) 973-1000 and the Utility’s telephone number is (415) 973-7000.

At December 31, 2015, PG&E Corporation and the Utility had approximately 23,000 regular employees, approximately 20 of which were employees of the PG&E Corporation.  Of the Utility’s regular employees, approximately 13,500 are covered by collective bargaining agreements with the local chapters of three labor unions:  the International Brotherhood of Electrical Workers (“IBEW”); the Engineers and Scientists of California (“ESC”); and the Service Employees International Union (“SEIU”).  The SEIU collective bargaining agreement will expire on July 31, 2016. The two agreements with IBEW will expire on December 31, 2016.  The agreement with ESC, originally scheduled to expire on December 31, 2015, automatically renewed for a period of one year pending the negotiation of a new agreement with the union.  In January 2016, the Utility and ESC reached a tentative new agreement, subject to ratification by members of ESC.  If ratified, the new agreement with ESC will be retroactive to January 1, 2016 and will expire on December 31, 2019.

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

In April 2015, the CPUC issued decisions in the three investigations that had been brought against the Utility relating to (1) the Utility’s safety record-keeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, record-keeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the pipeline accident that occurred in San Bruno, California on September 9, 2010 (the “San Bruno accident”).  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision (the “Penalty Decision”) to impose penalties on the Utility totaling $1.6 billion.  For more information about the Penalty Decision see Item 1.A. Risk Factors and Note 13 of the Notes to the Consolidated Financial Statements in Item 8. below.  The Utility also faces criminal charges in the U.S. District Court for the Northern District of California alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act and that the Utility obstructed the NTSB’s investigation into the cause of the San Bruno accident.  The trial currently is scheduled to begin on March 22, 2016.  For more information about the criminal proceeding, see “Enforcement and Litigation Matters” in MD&A, Item 1.A. Risk Factors, and Note 13 of the Notes to the Consolidated Financial Statements in Item 8. below.

This Annual Report on Form 10-K contains forward-looking statements that are necessarily subject to various risks and uncertainties.  For a discussion of the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition and results of operations, see “Item 1A. Risk Factors” and the section entitled “Cautionary Language Regarding Forward-Looking Statements” in MD&A.

Regulatory Environment

The Utility's business is subject to the regulatory jurisdiction of various agencies at the federal, state, and local levels.  At the state level, the Utility is regulated primarily by the CPUC.  At the federal level, the Utility is subject to the jurisdiction of the FERC and the NRC. The Utility is also subject to the requirements of other federal, state and local regulatory agencies with respect to safety, the environment and health. This section and the “Ratemaking Mechanisms” section below summarize some of the more significant laws, regulations, and regulatory proceedings affecting the Utility.

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

The CPUC enforces state laws and regulations that set forth safety requirements pertaining to the design, construction, testing, operation, and maintenance of utility gas and electric facilities.  The CPUC can impose penalties of up to $50,000 per day, per violation, for violations that occurred after January 1, 2012.  (The statutory maximum penalty for violations that occurred before January 1, 2012 is $20,000 per violation.)  The CPUC has wide discretion to determine the amount of penalties based on the totality of the circumstances, including such factors as the gravity of the violations; the type of harm caused by the violations and the number of persons affected; and the good faith of the entity charged in attempting to achieve compliance, after notification of a violation. The CPUC also is required to consider the appropriateness of the amount of the penalty to the size of the entity charged.

As discussed above, in April 2015, the CPUC concluded its three investigative enforcement actions against the Utility by imposing penalties totaling $1.6 billion. (For more information about the Penalty Decision, see Item 1.A. Risk Factors and Note 13 of the Notes to the Consolidated Financial Statements in Item 8. below.) The CPUC is also conducting investigative enforcement proceedings relating to the Utility’s natural gas distribution facilities record-keeping practices and the Utility’s potential violations of the CPUC’s ex parte communication rules.  (See “Enforcement and Litigation Matters” in MD&A for more information.) Further, in August 2015, the CPUC began an investigation into whether the organizational culture and governance of PG&E Corporation and the Utility prioritize safety and adequately direct resources to promote accountability and achieve safety goals and standards. (For more information, see “Regulatory Matters” in MD&A.)

The CPUC has adopted separate gas and electric safety enforcement programs that authorize the SED to issue citations and impose fines for violations of certain regulations.  Under both the gas and electric programs, the SED is required to impose the maximum statutory penalty of $50,000 for each separate violation and has the discretion to impose daily fines for continuing violations.  During 2016, the CPUC is expected to develop and implement improvements and refinements to the electric and gas safety citation programs, including steps to reconcile the differences between the two programs.

The California State Legislature also directs the CPUC to implement state laws and policies, such as the laws relating to increasing renewable energy resources, the development and widespread deployment of distributed generation and self-generation resources, the reduction of GHG emissions, the development of energy storage technologies and facilities, and the development of a state-wide electric vehicle charging infrastructure.  The CPUC is responsible for approving funding and administration of state-mandated public purpose programs such as energy efficiency and other customer programs.  The CPUC also conducts audits and reviews of the Utility’s accounting, performance and compliance with regulatory guidelines.

The CPUC has imposed various conditions that govern the relationship between the Utility and PG&E Corporation and other affiliates, including financial conditions that require PG&E Corporation’s Board of Directors to give first priority to the capital requirements of the Utility, as determined to be necessary and prudent to meet the Utility's obligation to serve or to operate the Utility in a prudent and efficient manner. (For more information, see “Liquidity and Financial Resources” in MD&A and Item 1A. Risk Factors.)

The Federal Energy Regulatory Commission and the California Independent System Operator

The FERC has jurisdiction over the Utility's electricity transmission revenue requirements and rates, the licensing of substantially all of the Utility's hydroelectric generation facilities, and the interstate sale and transportation of natural gas. The FERC regulates the interconnections of the Utility’s transmission systems with other electric systems and generation facilities, the tariffs and conditions of service of regional transmission organizations and the terms and rates of wholesale electricity sales.  The FERC also is charged with adopting and enforcing mandatory standards governing the reliability of the nation’s electricity transmission grid, including standards to protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches. The FERC has authority to impose fines of up to $1 million per day for violation of certain federal statutes and regulations.

The CAISO is the FERC-approved regional transmission organization for the Utility’s service territory.  The CAISO controls the operation of the electricity transmission system in California and provides open access transmission service on a non-discriminatory basis.  The CAISO also is responsible for planning transmission system additions, ensuring the maintenance of adequate reserves of generation capacity, and ensuring that the reliability of the transmission system is maintained.

The Nuclear Regulatory Commission

The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities, including the Utility’s two nuclear generating units at Diablo Canyon and the Utility’s retired nuclear generating unit at Humboldt Bay.  (See “Electricity Resources” below.)  NRC regulations require extensive monitoring and review of the safety, radiological, seismic, environmental, and security aspects of these facilities.  In the event of non-compliance, the NRC has the authority to impose fines or to force a shutdown of a nuclear plant, or both.  NRC safety and security requirements have, in the past, necessitated substantial capital expenditures at Diablo Canyon, and substantial capital expenditures could be required in the future.  For more information about Diablo Canyon, see “Regulatory Matters – Diablo Canyon” in MD&A and Item 1.A Risk Factors below.)

Other Regulation

The CEC is the state's primary energy policy and planning agency.  The CEC is responsible for licensing all thermal power plants over 50 MW within California.  The CEC also is responsible for forecasts of future energy needs used by the CPUC in determining the adequacy of the utilities' electricity procurement plans.

The CARB is the state agency charged with setting and monitoring GHG and other emission limits.  The CARB also is responsible for adopting and enforcing regulations to implement state law requirements to gradually reduce GHG emissions in California.  (See “Environmental Regulation — Air Quality and Climate Change” below.)

In addition, the Utility obtains permits, authorizations, and licenses in connection with the construction and operation of the Utility's generation facilities, electricity transmission lines, natural gas transportation pipelines, and gas compressor station facilities.  The Utility also periodically obtains permits, authorizations, and licenses in connection with distribution of electricity and natural gas that grant the Utility rights to occupy and/or use public property for the operation of the Utility's business and to conduct certain related operations.  The Utility has franchise agreements with approximately 300 cities and counties that permit the Utility to install, operate, and maintain the Utility's electric and natural gas facilities in the public streets and highways.  In exchange for the right to use public streets and highways, the Utility pays annual fees to the cities and counties.  In most cases, the Utility’s franchise agreements are for an indeterminate term, with no expiration date.

Ratemaking Mechanisms

The Utility’s rates for electricity and natural gas utility services are set at levels that are intended to allow the Utility to recover its costs of providing service including a return on invested capital (“cost-of-service ratemaking”).  Before setting rates, the CPUC and the FERC conduct proceedings to determine the annual amount that the Utility will be authorized to collect from its customers (“revenue requirements”).  The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administration and general expenses) and capital costs (e.g., depreciation, tax, and financing expenses).  In addition, the CPUC authorizes the Utility to collect revenues to recover costs that it is allowed to “pass-through” to customers (referred to as “Utility Revenues and Costs that did not Impact Earnings” in MD&A), including its costs to procure electricity, natural gas and nuclear fuel, to administer public purpose and customer programs, and to decommission its nuclear facilities.

The Utility’s rate of return on electric transmission assets is determined in the FERC TO proceedings.  The authorized rate of return on all other assets is set in the CPUC’s cost of capital proceeding.  Other than its electric transmission and certain gas transmission and storage revenues, the Utility’s base revenues are “decoupled” from its sales volume.  Regulatory balancing accounts, or revenue adjustment mechanisms, ensure that the Utility will fully collect its authorized base revenue requirements.  The Utility’s earnings primarily depend on its ability to manage its base operating and capital costs (referred to as “Utility Revenues and Costs that Impacted Earnings” in MD&A) within its authorized base revenue requirements.

Both gas and electric rates vary depending on seasons mostly due to the influence of weather.  Gas service rates generally increase during the winter months (October through March) to account for the gas peak due to heating while electricity rates increase during summer (June – September) because of higher summer costs, driven by air conditioning loads.

During 2015, the CPUC continued to implement state law requirements to reform residential electric rates to more closely reflect the utilities’ actual costs of service, reduce cross-subsidization among customer rate classes, implement new rules and rates for net energy metering (which currently allow certain self-generating customers to receive bill credits for surplus power at the full retail rate), and allow customers to have greater control over their energy use.  (See “Legislative and Regulatory Initiatives” in MD&A for additional information on specific CPUC proceedings.)

From time to time, the CPUC may use incentive ratemaking mechanisms that provide the Utility an opportunity to earn some additional revenues.  For example, the Utility has earned incentives for the successful implementation of energy efficiency programs.  (See “Results of Operations” in MD&A.)  These mechanisms can also create financial risk.  For a discussion of the re-opened proceeding to review incentive revenues awarded for the 2006-2008 energy efficiency cycle, see “Rehearing of CPUC Decisions Approving Energy Efficiency Incentive Awards” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8. below.

Base Revenues

General Rate Cases

The GRC is the primary proceeding in which the CPUC determines the amount of base revenue requirements that the Utility is authorized to collect from customers to recover the Utility’s anticipated costs, including return on rate base, related to its electricity distribution, natural gas distribution, and Utility owned electricity generation operations.  The CPUC generally conducts a GRC every three years.  The CPUC approves the annual revenue requirements for the first year (or “test year”) of the GRC period and typically authorizes the Utility to receive annual increases (known as “attrition rate adjustments”) in revenue requirements for the subsequent years of the GRC period.  Attrition rate adjustments are generally provided for cost increases related to increases in invested capital and inflation.  Parties in the Utility's GRC include the ORA and TURN, who generally represent the overall interests of residential customers, as well as a myriad of other intervenors who represent residential and other customer interests.

For more information about the Utility’s current GRC proceeding, see “Regulatory Matters −2017 General Rate Case” in MD&A.

Natural Gas Transmission and Storage Rate Cases

The CPUC determines the Utility’s authorized revenue requirements and rates for its natural gas transmission and storage services in the GT&S rate case.  In its 2015 GT&S rate case, the Utility has requested that the CPUC approve a total annual revenue requirement of $1.263 billion for the Utility’s anticipated costs of providing natural gas transmission and storage services for 2015.  The Utility also requested revenue increases of $83 million in 2016 and $142 million in 2017. See “Regulatory Matters – 2015 Gas Transmission and Storage Rate Case” in MD&A for additional information.

Cost of Capital Proceedings

The CPUC periodically conducts a cost of capital proceeding to authorize the Utility's capital structure and rates of return for its electric generation, electric and natural gas distribution, and natural gas transmission and storage rate base.  The CPUC has authorized the Utility’s capital structure through 2017, consisting of 52% common equity, 47% long-term debt, and 1% preferred stock.  The CPUC also set the authorized ROE at 10.40%.  The CPUC also adopted an adjustment mechanism to allow the Utility’s capital structure and ROE to be adjusted if the utility bond index changes by certain thresholds on an annual basis.  During 2015, the adjustment mechanism was not triggered so the Utility’s authorized ROE will remain at 10.40% for 2016.  On February 12, 2016, a proposed decision was issued, that, if approved by the CPUC, will preclude the Utility from using the mechanism before its next cost of capital application.  As a result, if the proposed decision is approved, the Utility’s capital structure and ROE will not be adjusted for 2017.  The CPUC will review the Utility’s capital structure and ROE for 2018 in the Utility’s next cost of capital proceeding.  The Utility is required to file its 2018 cost of capital application by April 20, 2017.

Electricity Transmission Owner Rate Cases

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect in rates in the TO rate case.  The Utility generally files a TO rate case every year.  The FERC typically authorizes the Utility to charge new rates based on the requested revenue requirement, subject to refund, before the FERC has issued a final decision.  These FERC-approved rates are included: 1) by the CPUC in the Utility's retail electric rates and are collected from retail electric customers; and 2) by the CAISO in its Transmission Access Charges to wholesale customers.  (See “Regulatory Matters – FERC TO Rate Cases” in MD&A.)  The Utility also recovers a portion of its revenue requirements for its wholesale electric transmission costs through charges collected under specific contracts with wholesale transmission customers that the Utility entered into before the CAISO began its operations.  These wholesale customers are charged individualized rates based on the terms of their contracts.

Revenues to Recover Energy Procurement and Other Pass-Through Costs

Electricity Procurement Costs

California investor-owned electric utilities are responsible for procuring electricity required to meet bundled customer demand, plus applicable reserve margins, that are not satisfied from their own generation facilities and existing electricity contracts.  The utilities are responsible for scheduling and bidding electric generation resources, including electricity procured from third parties or the wholesale market, to meet customer demand according to which resources are the least expensive (i.e., using the principles of “least-cost dispatch”).  In addition, the utilities are required to obtain CPUC approval of their procurement plans based on long-term demand forecasts.  The CPUC has approved the Utility’s procurement plan covering 2012 through 2024.

California law allows electric utilities to recover the costs incurred in compliance with their CPUC-approved electricity procurement plans without further after-the-fact reasonableness review by the CPUC.  The CPUC may disallow costs associated with electricity purchases if the costs were not incurred in compliance with the CPUC-approved plan or if the CPUC determines that the utility failed to follow the principles of least-cost dispatch.

The Utility recovers its electricity procurement costs annually primarily through the energy resource recovery account.  (See Note 3 of the Notes to the Consolidated Financial Statements in Item 8.) Each year, the CPUC reviews the Utility’s forecasted procurement costs related to power purchase agreements, derivative instruments, GHG emissions costs, and generation fuel expense, and approves a forecasted revenue requirement.  The CPUC may adjust the Utility’s retail electricity rates more frequently if the forecasted aggregate over-collections or under-collections in the energy resource recovery account exceed 5% of its prior year electricity procurement and utility-owned generation revenues.  The CPUC performs an annual compliance review of the transactions recorded in the energy resource recovery account.

The CPUC has approved various power purchase agreements that the Utility has entered into with third parties in accordance with the Utility’s CPUC-approved procurement plan, to meet mandatory renewable energy targets, and to comply with resource adequacy requirements.  For additional information, see “Electric Utility Operations – Electricity Resources” below as well as Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

Natural Gas Procurement and Transportation Costs

The Utility sets the natural gas procurement rate for small commercial and residential customers (referred to as “core” customers) monthly, based on the forecasted costs of natural gas, core pipeline capacity and storage costs.  The Utility recovers the cost of gas purchased on behalf of core customers as well as the cost of derivative instruments through its retail gas rates that are subject to limits as set forth in its core procurement incentive mechanism, described below.  The Utility reflects the difference between actual natural gas purchase costs and forecasted natural gas purchase costs in several natural gas balancing accounts, with under-collections and over-collections taken into account in subsequent monthly rate changes.  The Utility recovers the cost of gas used in generation facilities as a cost of electricity that is recovered annually through retail electricity rates.

The core procurement incentive mechanism protects the Utility against after-the-fact reasonableness reviews of its gas procurement costs.  Under the core procurement incentive mechanism, the Utility’s natural gas purchase costs for a fixed 12-month period are compared to an aggregate market-based benchmark based on a weighted average of published monthly and daily natural gas price indices at the points where the Utility typically purchases natural gas.  Costs that fall within a tolerance band, which is 99% to 102% of the commodity benchmark, are considered reasonable and are fully recovered in customers’ rates.  One-half of the costs above 102% of the benchmark are recoverable in customers’ rates, and the Utility's customers receive in their rates 80% of any savings resulting from the Utility’s cost of natural gas that is less than 99% of the benchmark.  The Utility retains the remaining amount of savings as incentive revenues, subject to a cap equal to 1.5% of total natural gas commodity costs.  While this mechanism remains in place, changes in the price of natural gas, consistent with the market-based benchmark, are not expected to materially impact net income.

The Utility incurs transportation costs under various agreements with interstate and Canadian third-party transportation service providers.  These providers transport natural gas from the points at which the Utility takes delivery of natural gas (typically in Canada, the U.S. Rocky Mountains, and the southwestern United States) to the points at which the Utility's natural gas transportation system begins.  These agreements are governed by FERC-approved tariffs that detail rates, rules, and terms of service for the provision of natural gas transportation services to the Utility on interstate and Canadian pipelines.  The FERC approves the United States tariffs that shippers, including the Utility, pay for pipeline service, and the applicable Canadian tariffs are approved by the Alberta Utilities Commission and the National Energy Board.  The transportation costs the Utility incurs under these agreements are recovered through CPUC-approved rates as core natural gas procurement costs or as a cost of electricity.

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

Nuclear Decommissioning Costs

The Utility's nuclear power facilities consist of two units at Diablo Canyon and the retired facility at Humboldt Bay.  Nuclear decommissioning requires the safe removal of nuclear facilities from service and the reduction of residual radioactivity to a level that permits termination of the NRC license and release of the property for unrestricted use.  Nuclear decommissioning costs are collected in advance through rates and are held in nuclear decommissioning trusts to be used for the eventual decommissioning of each nuclear unit.  The Utility files an application with the CPUC every three years requesting approval of the Utility’s updated estimated decommissioning costs and any rate change necessary to fully fund the nuclear decommissioning trusts to the levels needed to decommission the Utility’s nuclear plants.

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

As required by California law, on July 1, 2015, the Utility filed its proposed electric distribution resources plan for approval by the CPUC. The Utility’s plan identifies optimal locations on its electric distribution system for deployment of distributed energy resources.  The Utility’s proposal is designed to allow energy technologies to be interconnected with each other and integrated into the larger grid while continuing to provide customers with safe, reliable and affordable electric service.  The Utility envisions a future electric grid, titled the Grid of Things™, that would allow customers to choose new advanced energy supply technologies and services to meet their needs consistent with safe, reliable and affordable electric service.  The CPUC also is considering the Utility’s request for approval of the phased deployment of an electric vehicle charging infrastructure in response to the CPUC’s December 2014 decision adopting a policy to expand the California utilities’ role in developing an EV charging infrastructure to support California’s climate goals.  (For more information, see “Legislative and Regulatory Initiatives” in MD&A.)

Electricity Resources

The Utility is required to maintain generating capacity adequate to meet its customers’ demand for electricity (“load”), including peak demand and planning and operating reserves, deliverable to the locations and at times as may be necessary to provide reliable electric service.  The Utility is required to dispatch, or schedule all of the electricity resources within its portfolio in the most cost-effective way.

The following table shows the percentage of the Utility’s total deliveries of electricity to customers in 2015 represented by each major electricity resource, and further discussed below.

Total 2015 Actual Electricity Generated and Procured – 72,113 GWh (1):

	Percent of Bundled Retail Sales
Owned Generation Facilities
Nuclear	22.6%
Small Hydroelectric	0.7%
Large Hydroelectric	4.6%
Fossil fuel-fired	8.9%
Solar	0.4%
Total		37.2%

Qualifying Facilities
Renewable	3.0%
Non-Renewable	6.5%
Total		9.5%
Irrigation Districts and Water Agencies
Small Hydroelectric	0.1%
Large Hydroelectric	0.6%
Total		0.7%
Other Third-Party Purchase Agreements
Renewable	25.3%
Large Hydroelectric	0.7%
Non-Renewable	9.4%
Total		35.4%
Others, Net (2)		17.2%
Total (3)		100%

(1) This amount excludes electricity provided to direct access customers and CCAs who procure their own supplies of electricity.

(2) Mainly comprised of net CAISO open market purchases.

(3) Non-renewable sources, including nuclear, large hydroelectric, and fossil fuel-fired are offset by transmission and distribution related system losses.

Renewable Energy Resources.  California law established a “renewable portfolio standard” (referred to as “RPS”) that requires load-serving entities, such as the Utility, to gradually increase the amount of renewable energy they deliver to their customers.  In October 2015, the California Governor signed SB 350, the Clean Energy and Pollution Reduction Act of 2015 which, effective January 1, 2016, increases the amount of renewable energy that must be delivered by most load-serving entities, including the Utility, to their customers from 33% of their total annual retail sales by the end of the 2017-2020 compliance period to 50% of their total annual retail sales by the end of the 2028- 2030 compliance period and in each compliance period thereafter.  SB 350 establishes increasing interim renewable energy targets for the periods between 2020 and 2030 but also provides compliance flexibility and waiver mechanisms, including increased flexibility to apply excess renewable energy procurement in one compliance period to future compliance periods.  The Utility will incur additional costs to procure renewable energy to meet the new renewable energy targets which the Utility expects will continue to be recoverable from customers as “pass-through” costs. The Utility also may be subject to penalties for failure to meet the higher targets.  The CPUC has stated its intent to propose a decision in late 2016 implementing SB 350’s provisions requiring higher RPS targets and other changes made by the statute to the RPS rules.

Renewable generation resources, for purposes of the RPS requirements, include bioenergy such as biogas and biomass, certain hydroelectric facilities (30 MW or less), wind, solar, and geothermal energy.  During 2015, 29.5% of the Utility’s energy deliveries were from renewable energy sources, exceeding the annual RPS target of 23.3%.  Approximately 25% of the renewable energy delivered to the Utility’s customers was purchased from non-QF third parties.  Additional renewable resources were provided by QFs (3.0%), the Utility’s small hydroelectric facilities (0.7%), and the Utility’s solar facilities (0.4%).

The total 2015 renewable deliveries shown above were comprised of the following:

Type	GWh	Percent of Bundled Retail Sales
Biopower	3,141	4.4%
Geothermal	3,664	5.0%
Wind	5,451	7.6%
Solar	8,157	11.3%
RPS-Eligible Hydroelectric	878	1.2%
Total	21,291	29.5%

Energy Storage.  As required by California law, the CPUC has established initial energy storage procurement targets to be achieved by each load-serving entity, such as the Utility.  The Utility must hold Requests for Offers (RFOs) to meet biennial targets and procure 580 MW of energy storage which must be operational by the end of 2024.  The Utility’s 2014-2015 energy storage procurement target was 80.5 MW.  The Utility initiated its RFO on December 1, 2014 to obtain at least 74 MW of transmission and distribution connected energy storage, signed contracts for 75 MW, and submitted those contracts for CPUC approval on the CPUC’s December 1, 2015 deadline.  The Utility met its remaining 6.5 MW customer-connected target by funding energy storage under the CPUC-mandated Self Generation Incentive Program. On January 1, 2016, the Utility reported its compliance with its 2014-2015 obligations to the CPUC.  The Utility must file its 2016-2017 plan for procuring 120 MW of energy storage, consisting of 105 MW of transmission and distribution energy storage and 15 MW of customer-connected storage, by March 1, 2016.  A CPUC decision on the Utility’s plan is expected before the December 1, 2016 deadline for the Utility to issue its second energy storage RFO.  The Utility continues to participate in the CPUC proceeding to refine California’s energy storage program, which is considering potentially higher targets and expanded energy storage use cases.

Owned Generation Facilities.  At December 31, 2015, the Utility owned the following generation facilities, all located in California, listed by energy source and further described below:

Generation Type	County Location	Number of Units	Net Operating Capacity (MW)
Nuclear (1):
Diablo Canyon	San Luis Obispo	2	2,240
Hydroelectric (2):
Conventional	16 counties in northern and central California	104	2,684
Helms pumped storage	Fresno	3	1,212
Fossil fuel-fired:
Colusa Generating Station	Colusa	1	657
Gateway Generating Station	Contra Costa	1	580
Humboldt Bay Generating Station	Humboldt	10	163
Fuel Cell:
CSU East Bay Fuel Cell	Alameda	1	1
SF State Fuel Cell	San Francisco	2	2
Photovoltaic (3):	Various	13	152
Total		137	7,691

(1) The Utility's Diablo Canyon power plant consists of two nuclear power reactor units, Units 1 and 2.  The NRC operating licenses expire in 2024 and 2025, respectively.  (See “Diablo Canyon Nuclear Power Plant” in. MD&A and Item 1A. Risk Factors.)

(2) The Utility’s hydroelectric system consists of 107 generating units at 67 powerhouses. All of the Utility’s powerhouses are licensed by the FERC (except for two small powerhouses not subject to FERC licensing requirements), with license terms between 30 and 50 years.

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

Generation Resources from Third Parties.  The Utility has entered into various agreements to purchase power and electric capacity, including agreements for renewable energy resources, in accordance with its CPUC-approved procurement plan.  (See “Ratemaking Mechanisms” above.)  For more information regarding the Utility’s power purchase agreements, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

Electricity Transmission

At December 31, 2015, the Utility owned approximately 18,400 circuit miles of interconnected transmission lines operating at voltages ranging from 60 kV to 500 kV.  The Utility also operated 91 electric transmission substations with a capacity of approximately 63,400 MVA.  The Utility’s electric transmission system is interconnected with electric power systems in the Western Electricity Coordinating Council, which includes many western states, Alberta and British Columbia, and parts of Mexico.

In 2013, the Utility, MidAmerican Transmission, LLC, and Citizens Energy Corporation were selected by the CAISO to jointly develop a new 230-kV transmission line to address the growing power demand in Fresno, Madera and Kings counties area.  The 70-mile line will connect the Utility-owned and -operated Gates and Gregg substations.  The new line will help reduce the number and duration of power outages, improve voltage in the area, support economic development, and bolster efforts to integrate clean, renewable energy onto the grid.  The transmission line is expected to commence operations by 2022, and could come online earlier.

Throughout 2015, the Utility upgraded several critical substations and re-conductored a number of transmission lines to improve maintenance and system flexibility, reliability and safety.  The Utility expects to undertake various additional transmission projects over the next several years to upgrade and expand the capacity of its transmission system to accommodate system load growth, secure access to renewable generation resources, replace aging or obsolete equipment and improve system reliability.  The Utility also has taken steps to improve the physical security of its transmission substations and equipment.

Electricity Distribution

The Utility's electricity distribution network consists of approximately 142,000 circuit miles of distribution lines (of which approximately 20% are underground and approximately 80% are overhead), 58 transmission switching substations, and 603 distribution substations, with a capacity of approximately 31,400 MVA.  The Utility’s distribution network interconnects with its transmission system, primarily at switching and distribution substations, where equipment reduces the high-voltage transmission voltages to lower voltages, ranging from 44 kV to 2.4 kV, suitable for distribution to the Utility’s customers.

These distribution substations serve as the central hubs for the Utility’s electric distribution network.  Emanating from each substation are primary and secondary distribution lines connected to local transformers and switching equipment that link distribution lines and provide delivery to end-users.  In some cases, the Utility sells electricity from its distribution facilities to entities, such as municipal and other utilities, that resell the electricity.  In 2015 the Utility commenced operations in a new electric distribution control center facility in Rocklin, California, and expects to complete an additional facility in Concord, California, in 2016.  These control centers form a key part of the Utility’s efforts to create a smarter, more resilient grid.

In 2015, the Utility continued to deploy its Fault Location, Isolation, and Service Restoration circuit technology which involves the rapid operation of smart switches to reduce the duration of customer outages.  Another 83 circuits were outfitted with this equipment, bringing the total deployment to 700 of the Utility’s 3200 distribution circuits.  The Utility also installed or replaced 20 distribution substation transformer banks to improve reliability and provide capacity to accommodate growing demand.  The Utility plans to continue performing work to improve the reliability and safety of its electricity distribution operations in 2016.

Electricity Operating Statistics

The following table shows certain of the Utility’s operating statistics from 2013 to 2015 for electricity sold or delivered, including the classification of revenues by type of service.  No single customer of the Utility accounted for 10% or more of consolidated revenues for electricity sold in 2015, 2014 and 2013.

	2015	2014	2013
Customers (average for the year)	5,311,178	5,276,025	5,243,216
Deliveries (in GWh) (1)	85,860	86,303	86,513
Revenues (in millions):
Residential	$5,032	$4,784	$5,091
Commercial	5,278	5,141	4,905
Industrial	1,555	1,543	1,388
Agricultural	1,233	1,172	1,021
Public street and highway lighting	83	79	75
Other (2)	(84)	(172)	(128)
Subtotal	13,097	12,547	12,352
Regulatory balancing accounts (3)	560	1,109	137
Total operating revenues	$13,657	$13,656	$12,489
Selected Statistics:
Average annual residential usage (kWh)	6,294	6,458	6,752
Average billed revenues per kWh:
Residential	$0.1719	$0.1603	$0.1643
Commercial	0.1640	0.1585	0.1499
Industrial	0.0973	0.0998	0.0928
Agricultural	0.1610	0.1516	0.1454
Net plant investment per customer	$6,660	$6,339	$6,002

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

Natural Gas Supplies

The Utility can receive natural gas from all the major natural gas basins in western North America, including basins in western Canada, the Rocky Mountains, and the southwestern United States.  The Utility also is supplied by natural gas fields in California.  The Utility purchases natural gas to serve its core customers directly from producers and marketers in both Canada and the United States.  The contract lengths and natural gas sources of the Utility’s portfolio of natural gas purchase contracts have fluctuated generally based on market conditions.  During 2015, the Utility purchased approximately 307,100 MMcf of natural gas (net of the sale of excess supply of gas).  Substantially all this natural gas was purchased under contracts with a term of one year or less.  The Utility’s largest individual supplier represented approximately 17% of the total natural gas volume the Utility purchased during 2015.

Natural Gas System Assets

The Utility owns and operates an integrated natural gas transmission, storage, and distribution system that includes most of northern and central California.  At December 31, 2015, the Utility’s natural gas system consisted of approximately 42,800 miles of distribution pipelines, over 6,700 miles of backbone and local transmission pipelines, and various storage facilities.  The Utility owns and operates eight natural gas compressor stations on its backbone transmission system and one small station on its local transmission system that are used to move gas through the Utility’s pipelines.  The Utility’s backbone transmission system, composed primarily of Lines 300, 400, and 401, is used to transport gas from the Utility’s interconnection with interstate pipelines, other local distribution companies, and California gas fields to the Utility’s local transmission and distribution systems.

The Utility has firm transportation agreements for delivery of natural gas from western Canada to the United States-Canada border with TransCanada NOVA Gas Transmission, Ltd. and TransCanada Foothills Pipe Lines Ltd., B.C. System.  These companies’ pipeline systems connect at the border to the pipeline system owned by Gas Transmission Northwest, LLC, which provides natural gas transportation services to a point of interconnection with the Utility’s natural gas transportation system on the Oregon-California border near Malin, Oregon.  The Utility also has firm transportation agreements with Ruby Pipeline, LLC to transport this gas from the U.S Rocky Mountains to the interconnection point with the Utility’s natural gas transportation system in the area of Malin, Oregon, at the California border, and firm transportation agreements with Transwestern Pipeline Company, LLC and El Paso Natural Gas Company to transport this natural gas from supply points in the U.S. Southwest to interconnection points with the Utility's natural gas transportation system in the area of California near Topock, Arizona.  The Utility also has a transportation agreement with Kern River Gas Transmission Company to transport gas from the U.S. Rocky Mountains to the interconnection point with the Utility’s natural gas system in the area of Daggett, California.  For more information regarding the Utility’s natural gas transportation agreements, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

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

During 2015, the Utility conducted an annual system-wide review of its transmission pipeline class location designations.  The Utility also continued work to install 217 automatic and remote control shut-off valves on its gas transmission system, as specified in the eleventh of twelve safety recommendations made by the NTSB following its investigation of the San Bruno accident.  As of December 31, 2015, the Utility had installed 235 automatic and remote control shut-off valves, and the NTSB closed that recommendation.  The final safety recommendation, considered open and acceptable by the NTSB, involves hydrostatic testing nearly 1,000 miles of the Utility’s gas transmission system.  The Utility has completed the majority of this task and currently plans to complete the task for the remaining approximately 100 of pipelines (involving primarily short pipeline segments that include tie-in pieces, fittings or smaller diameter off-takes from the larger transmission pipelines) during 2018.  Also, as part of the Utility’s distribution integrity management program, the Utility completed approximately 23,500 sewer inspections during 2015 to identify and correct conflicts between gas and waste water facilities.

Natural Gas Operating Statistics

The following table shows the Utility's operating statistics from 2013 through 2015 (excluding subsidiaries) for natural gas, including the classification of revenues by type of service. No single customer of the Utility accounted for 10% or more of consolidated revenues for bundled gas sales in 2015, 2014 and 2013.

	2015	2014	2013
Customers (average for the year)	4,415,332	4,394,283	4,378,797
Gas purchased (MMcf)	209,194	202,215	240,414
Average price of natural gas purchased	$2.11	$4.09	$3.29
Bundled gas sales (MMcf):
Residential	144,885	143,514	181,775
Commercial	43,888	42,080	46,668
Total Bundled Gas Sales	188,773	185,594	228,443
Revenues (in millions):
Bundled gas sales:
Residential	$1,816	$1,683	$1,870
Commercial	403	419	395
Other	125	51	44
Bundled gas revenues	2,344	2,153	2,309
Transportation service only revenue	649	662	555
Subtotal	2,993	2,815	2,864
Regulatory balancing accounts	183	617	240
Total operating revenues	$3,176	$3,432	$3,104
Selected Statistics:
Average annual residential usage (Mcf)	35	34	44
Average billed bundled gas sales revenues per Mcf:
Residential	$12.53	$11.72	$10.29
Commercial	9.18	9.96	8.47
Net plant investment per customer	$2,573	$2,468	$2,234

Competition

Competition in the Electricity Industry

California law allows qualifying non-residential electric customers of investor-owned electric utilities to purchase electricity from energy service providers rather than from the utilities up to certain annual and overall GWh limits that have been specified for each utility.  This arrangement is known as “direct access.”  In addition, California law permits cities, counties, and certain other public agencies that have qualified to become a “community choice aggregator” (or “CCA”) to generate and/or purchase electricity for their local residents and businesses.  By law, a CCA can procure electricity for all of its residents who do not affirmatively elect to continue to receive electricity from a utility.

The Utility continues to provide transmission, distribution, metering, and billing services to direct access customers, although these customers can choose to obtain metering and billing services from their energy service provider.  The CCA customers continue to obtain transmission, distribution, metering, and billing services from the Utility.  In addition to collecting charges for transmission, distribution, metering, and billing services that it provides, the Utility is able to collect charges to recover the generation-related costs that the Utility incurred on behalf of direct access and CCA customers while they were the Utility’s customers. The Utility remains the electricity provider of last resort for these customers.

In some circumstances, governmental entities such as cities and irrigation districts, which have authority under the state constitution or state statute to provide retail electric service, may seek to acquire the Utility’s distribution facilities, either under a consensual transaction or via eminent domain.

The Utility is also impacted by the increasing viability of distributed generation and energy storage.  The levels of self-generation of electricity by customers (primarily solar installations) and the use of customer net energy metering, which allows self-generating customers to receive bill credits at the full retail rate, are increasing.

The Utility also competes for the opportunity to develop and construct certain types of electric transmission facilities within, or interconnected to, its service territory through a competitive bidding process managed by the CAISO.

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

Environmental Regulation

The Utility’s operations are subject to extensive federal, state and local laws and requirements relating to the protection of the environment and the safety and health of the Utility's personnel and the public.  These laws and requirements relate to a broad range of activities, including the remediation of hazardous and radioactive substances; the discharge of pollutants into the air, water, and soil; the reporting and reduction of carbon dioxide (CO2) and other GHG emissions; the transportation, handling, storage and disposal of spent nuclear fuel; and the environmental impacts of land use, including endangered species and habitat protection. The penalties for violation of these laws and requirements can be severe and may include significant fines, damages, and criminal or civil sanctions.  These laws and requirements also may require the Utility, under certain circumstances, to interrupt or curtail operations.  (See Item 1A. Risk Factors.)  Generally, the Utility recovers most of the costs of complying with environmental laws and regulations in the Utility's rates, subject to reasonableness review.  Environmental costs associated with the clean-up of most sites that contain hazardous substances are subject to a special ratemaking mechanism described in Note 13: Contingencies—Environmental Remediation Contingencies, of the Notes to the Consolidated Financial Statements in Item 8.

Hazardous Waste Compliance and Remediation

The Utility's facilities are subject to the requirements of the federal Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended.  The Utility is also subject to the regulations adopted by the EPA, the federal agency responsible for implementing the federal environmental laws.  The Utility also must comply with environmental laws and regulations adopted by the State of California and various state and local agencies.  These federal and state laws impose strict liability for the release of a hazardous substance on the (1) owner or operator of the site where the release occurred, (2) on companies that disposed of, or arranged for the disposal of, the hazardous substances, and (3) in some cases, their corporate successors.  Under the Comprehensive Environmental Response, Compensation and Liability Act, these persons (known as “potentially responsible parties”) may be jointly and severally liable for the costs of cleaning up the hazardous substances, paying for the harm caused to natural resources, and paying for the costs of required health studies.

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

For more information about environmental remediation liabilities, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

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

In December 2009, the EPA concluded that GHG emissions contribute to climate change and issued a finding that GHG emissions cause or contribute to air pollution that endangers public health and welfare.  In May 2014, the U.S. Global Change Research Program (a confederation of the research arms of thirteen federal departments and agencies) released its third National Climate Assessment, which stated that the global climate is changing and that impacts related to climate change are already evident in many sectors and are expected to become increasingly disruptive across the nation throughout this century and beyond.

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

In August 2015, the EPA published final regulations under section 111(b) of the Clean Air Act to control CO2 emissions from new fossil fuel-fired power plants.  While these regulations do not affect the Utility’s existing power plants, the regulations impose emission limitations on fossil fuel-fired power plants constructed after January 8, 2014 and will affect the design, construction, operation and cost of such power plants.

In August 2015, the EPA also published final regulations under section 111(d) of the Clean Air Act to control CO2 emissions from existing fossil fuel-fired power plants.  These regulations are designed to reduce power plant CO2 emissions on a national basis by as much as 32% by 2030, compared with 2005 levels.  States must submit final plans to comply with these regulations by September 2016, but may request an extension to file such plans until September 2018. It is uncertain whether and how these federal regulations will ultimately impact California, since existing state regulation currently requires, among other things, the gradual reduction of state-wide GHG emissions to 1990 levels by 2020.  Following publication of the EPA’s regulations, in October 2015 West Virginia and several other states and parties challenged the EPA’s section 111(d) regulations in the United States Court of Appeals for the District of Columbia Circuit and petitioned the Court to stay the regulations pending review of the appeal on the merits.  The D.C. Circuit denied the request for stay but in February 2016, the United States Supreme Court granted a stay of the section 111(d) regulations pending review of the appeal by the D.C. Circuit.  The Supreme Court’s decision may affect the nature, extent and timing of implementation of these regulations.  As described below, the Utility expects all costs and revenues associated with the state-wide, comprehensive cap-and-trade program to be passed through to customers.

State Regulation.  California’s AB 32, the Global Warming Solutions Act of 2006, provides for the gradual reduction of state-wide GHG emissions to 1990 levels by 2020.  The CARB has approved various regulations to achieve the 2020 target, including GHG emissions reporting and a state-wide, comprehensive cap-and-trade program that sets gradually declining limits (or “caps”) on the amount of GHGs that may be emitted by major GHG emission sources within different sectors of the economy.  The cap-and-trade program’s first compliance period, which began on January 1, 2013, applied to the electricity generation and large industrial sectors.  The next compliance period, which began on January 1, 2015, expanded to include the natural gas and transportation sectors, effectively covering all the economy’s major sectors until 2020.  The Utility’s compliance obligation as a natural gas supplier applies to the GHG emissions attributable to the combustion of natural gas delivered to the Utility’s customers other than natural gas delivery customers that are separately regulated as covered entities and have their own compliance obligation.  During each year of the program, the CARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year.  Emitters can obtain allowances from the CARB at quarterly auctions or from third parties or exchanges.  Emitters may also satisfy a portion of their compliance obligation through the purchase of offset credits; e.g., credits for GHG reductions achieved by third parties (such as landowners, livestock owners, and farmers) that occur outside of the emitters’ facilities through CARB-qualified offset projects such as reforestation or biomass projects.  During 2016, CARB and the California Legislature are likely to consider proposals to achieve additional GHG reductions beyond the 2020 target established in AB 32.  The Utility expects all costs and revenues associated with the GHG cap-and-trade program to be passed through to customers.  The California RPS program that requires the utilities to gradually increase the amount of renewable energy delivered to their customers is also expected to help reduce GHG emissions in California.

Climate Change Mitigation and Adaptation Strategies. During 2015, the Utility continued its programs to develop strategies to mitigate the impact of the Utility’s operations (including customer energy usage) on the environment and to plan for the actions that it will need to take to adapt to the likely impacts of climate change on the Utility’s future operations.  The Utility regularly reviews the most relevant scientific literature on climate change such as sea level rise, temperature changes, rainfall and runoff patterns, and wildfire risk, to help the Utility identify and evaluate climate change-related risks and develop the necessary adaptation strategies.  The Utility maintains emergency response plans and procedures to address a range of near-term risks, including extreme storms, heat waves and wildfires and uses its risk-assessment process to prioritize infrastructure investments for longer-term risks associated with climate change. The Utility also engages with leaders from business, government, academia, and non-profit organizations to share information and plan for the future.

With respect to electric operations, climate scientists project that, sometime in the next several decades, climate change will lead to increased electricity demand due to more extreme, persistent, and frequent hot weather.  The Utility believes its strategies to reduce GHG emissions through energy efficiency and demand response programs, infrastructure improvements, and the use of renewable energy and energy storage are effective strategies for adapting to the expected increase in demand for electricity.  The Utility is making substantial investments to build a more modern and resilient system that can better withstand extreme weather and related emergencies.  The Utility’s vegetation management activities also reduce the risk of wildfire impacts on electric and gas facilities.  Over the long-term, the Utility also faces the risk of higher flooding and inundation potential at coastal and low elevation facilities due to sea level rise combined with high tides, storm runoff and storm surges.

Climate scientists also predict that climate change will result in significant reductions in snowpack in parts of the Sierra Nevada Mountains.  This could, in turn, affect the Utility’s hydroelectric generation.  To plan for this potential change, the Utility is engaging with state and local stakeholders and is also adopting strategies such as maintaining higher winter carryover reservoir storage levels, reducing discretionary reservoir water releases, and collaborating on research and new modeling tools.

With respect to natural gas operations, both safety-related pipeline strength testing and normal pipeline maintenance and operations release the GHG methane into the atmosphere.  The Utility has taken steps to reduce the release of methane by implementing techniques including drafting and cross-compression, which reduce the pressure and volume of natural gas within pipelines prior to venting.  In addition, the Utility continues to achieve reductions in methane emissions by implementing improvements in leak detection and repair, upgrades at metering and regulating stations, and maintenance and replacement of other pipeline materials.

Emissions Data

PG&E Corporation and the Utility track and report their annual environmental performance results across a broad spectrum of areas.  The Utility reports its GHG emissions to the CARB and the EPA on a mandatory basis. On a voluntary basis, the Utility reports a more comprehensive emissions inventory to The Climate Registry, a non-profit organization.  The Utility’s third-party verified voluntary GHG inventory reported to The Climate Registry for 2014 totaled more than 58 million metric tonnes of CO2 equivalent, nearly two-thirds of which came from customer natural gas use.  The following table shows the 2014 GHG emissions data the Utility reported to the CARB under AB 32. PG&E Corporation and the Utility publish additional GHG emissions data in their annual Corporate Responsibility and Sustainability Report.

Source	Amount (metric tonnes CO2 equivalent)
Fossil Fuel-Fired Plants (1)	2,407,734
Natural Gas Compressor Stations and Storage Facilities (2)	348,155
Distribution Fugitive Natural Gas Emissions	750,223
Customer Natural Gas Use (3)	41,616,935

(1) Includes nitrous oxide and methane emissions from the Utility’s generating stations.

(2) Includes compressor stations and storage facilities emitting more than 25,000 metric tonnes of CO2 equivalent annually.

(3) Includes emissions from the combustion of natural gas delivered to all entities on the Utility’s distribution system, with the exception of gas delivered to other natural gas local distribution companies. This figure does not represent the Utility’s compliance obligation under AB 32, which will be equivalent to the above reported value less the fuel that is delivered to covered entities, as calculated by the CARB.

The following table shows the Utility’s third-party-verified CO2 emissions rate associated with the electricity delivered to customers in 2014 as compared to the national average for electric utilities:

Amount (pounds of CO2 per MWh)
U.S. Average (1)	1,137
Pacific Gas and Electric Company (2)	435

(1) Source: EPA eGRID.

(2) Since the Utility purchases a portion of its electricity from the wholesale market, the Utility is not able to track some of its delivered electricity back to a specific generator.  Therefore, there is some unavoidable uncertainty in the Utility’s emissions rate.

Air Emissions Data for Utility-Owned Generation

In addition to GHG emissions data provided above, the table below sets forth information about the air emissions from the Utility’s owned generation facilities.  The Utility’s owned generation (primarily nuclear and hydroelectric facilities) comprised approximately 36% of the Utility’s delivered electricity in 2014.  PG&E Corporation and the Utility also publish air emissions data in their annual Corporate Responsibility and Sustainability Report.

	2014	2013
Total NOx Emissions (tons)	141	153
NOx Emissions Rate (pounds/MWh)	0.01	0.01
Total SO2 Emissions (tons)	14	17
SO2 Emissions Rate (pounds/MWh)	0.0010	0.0011

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

At the state level, in 2010 the California Water Board adopted a policy on once-through cooling that generally requires the installation of cooling towers or other significant measures to reduce the impact on marine life from existing power generation facilities in California by at least 85%.  As required by the policy the California Water Board appointed a committee to evaluate the feasibility and cost of using alternative technologies to achieve compliance at Diablo Canyon.  The committee’s consultant submitted its final report to the California Water Board in September 2014 and the board is not expected to issue a final decision regarding Diablo Canyon’s compliance with the state policy before January 2017.  If the California Water Board requires the installation of cooling towers that the Utility believes are not technically or economically feasible, the Utility may be forced to cease operations at Diablo Canyon and may incur a material charge.  Even if the Utility is not required to install cooling towers, it could incur significant costs to comply with alternative compliances measures or to make payments to support various environmental mitigation projects. The Utility would seek to recover such costs in rates.  The Utility’s Diablo Canyon operations must be in compliance with the California Water Board’s policy by December 31, 2024.

The final requirements of the federal and state cooling water policies could affect future negotiations between the Central Coast Board and the Utility regarding the status of the 2003 settlement agreement.  (See “Diablo Canyon Power Plant” in Item 3. Legal Proceedings below.)

Nuclear Fuel Disposal

Under the Nuclear Waste Policy Act of 1982, the DOE and electric utilities with commercial nuclear power plants were authorized to enter into contracts under which the DOE would be required to dispose of the utilities’ spent nuclear fuel and high-level radioactive waste by January 1998, in exchange for fees paid by the utilities’ customers.  The DOE has been unable to meet its contractual obligation with the Utility to dispose of nuclear waste from the Utility’s two nuclear generating units at Diablo Canyon and the retired nuclear facility at Humboldt Bay.  As a result, the Utility constructed interim dry cask storage facilities to store its spent fuel onsite at Diablo Canyon and at Humboldt Bay until the DOE fulfills its contractual obligation to take possession of the spent fuel.  The Utility and other nuclear power plant owners sued the DOE to recover the costs that they incurred to construct interim storage facilities for spent nuclear fuel.

In September 2012, the U.S. Department of Justice and the Utility executed a settlement agreement that awarded the Utility $266 million for spent fuel storage costs incurred through December 31, 2010.  The settlement agreement also provided a claims process by which the Utility submits annual requests for reimbursement of its ongoing spent fuel storage costs.  In 2015, the Utility was awarded an additional $21 million for costs incurred between June 1, 2013 and May 31, 2014.  The claim for the period June 1, 2014 through May 31, 2015 is under review by the DOE.  These proceeds are being refunded to customers through rates.  The settlement agreement, as amended, does not address costs incurred for spent fuel storage beyond 2016 and such costs could be subject to future litigation.  Considerable uncertainty continues to exist regarding when and whether the DOE will meet its contractual obligation to the Utility and other nuclear power plant owners to dispose of spent fuel.

ITEM 1A. RISK FACTORS

PG&E Corporation’s and the Utility’s financial results can be affected by many factors, including estimates and assumptions used in the critical accounting policies described in MD&A, that can cause their actual financial results to differ materially from historical results or from anticipated future financial results.  The following discussion of key risk factors should be considered in evaluating an investment in PG&E Corporation and the Utility and should be read in conjunction with MD&A and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.  Any of these factors, in whole or in part, could materially affect PG&E Corporation’s and the Utility’s business, results of operations, financial condition, and stock price.

Risks Related to the Outcome of Enforcement Matters, Investigations, and Regulatory Proceedings

PG&E Corporation’s and the Utility’s future financial results may be materially affected by the outcome of the federal criminal prosecution of the Utility.

As discussed in MD&A, the Utility is facing federal criminal charges alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act and alleging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident that occurred on September 9, 2010.  The maximum statutory fine for each felony count is $500,000, for potential total fines of $6.5 million.  The federal prosecutor also seeks to impose an alternative fine which could total approximately $562 million, based on allegations that the Utility derived gross gains of approximately $281 million.  The trial currently is scheduled to begin on March 22, 2016.

PG&E Corporation and the Utility have not recorded any charges for potential criminal fines in their consolidated financial statements at December 31, 2015.  If the Utility is convicted and a fine is imposed, PG&E Corporation and the Utility will record charges when required in accordance with GAAP.  The Utility also could incur material costs, not recoverable through rates, to implement remedial measures that may be imposed by the court, such as a requirement that the Utility’s natural gas operations be supervised by a third-party monitor. The Utility could also be suspended or debarred from entering into federal procurement and non-procurement contracts and programs.

If the Utility incurred material fines or costs following a conviction, PG&E Corporation may need to issue common stock to raise funds to contribute to the Utility to maintain the required equity component of the Utility’s authorized capital structure as the Utility incur charges and costs.  These issuances would be incremental to PG&E Corporation’s current forecast of common stock issuances and could materially dilute PG&E Corporation’s EPS.  The trial and any negative publicity associated with it, as well as the Utility’s conviction and the imposition of a material fine, if incurred, also could affect the Utility’s and PG&E Corporation’s credit ratings or outlooks and make it more difficult for PG&E Corporation and the Utility to access the capital markets.

The trial and the Utility’s conviction could harm the Utility’s relationships with regulators, legislators, communities, business partners, or other constituencies and make it more difficult to recruit qualified personnel and senior management.  Further, they could negatively affect the outcome of future ratemaking and regulatory proceedings; for example, by enabling parties to challenge the Utility’s request to recover costs that the parties allege are somehow related to the criminal charges.

In addition, the Utility’s conviction could result in increased regulatory or legislative pressure to require the separation of the Utility’s electric and natural gas businesses, restructure the corporate relationship between PG&E Corporation and the Utility, or undergo some other fundamental corporate restructuring.  As discussed under the heading “Regulatory Matters” in MD&A, the SED will evaluate PG&E Corporation’s and the Utility’s organizational structure in the CPUC’s pending investigation to examine the Utility’s safety culture.

PG&E Corporation’s and the Utility’s future financial results may be materially affected by the outcomes of the CPUC’s investigative enforcement proceedings against the Utility, other known enforcement matters, and other ongoing state and federal investigations.  The Utility also could incur material costs and fines in connection with future investigations, citations, audits, or enforcement actions.

The Utility could incur material charges, including fines and other penalties, in connection with the CPUC’s investigations of the Utility’s compliance with natural gas distribution record-keeping practices and the Utility’s compliance with the CPUC’s rules regarding ex parte communications.  In addition, there are several other investigations by federal and state law enforcement authorities.  The Utility was informed that the U.S. Attorney’s Office was investigating a natural gas explosion that occurred in Carmel, California on March 3, 2014.  The U.S. Attorney’s Office in San Francisco also continues to investigate matters relating to the indicted case discussed above.  Federal and state law enforcement authorities also have been investigating matters related to allegedly improper communication between the Utility and CPUC personnel.  If these investigations result in enforcement action against the Utility, the Utility could incur additional fines or penalties or suffer negative consequences described above in the immediately preceding risk factor.  In addition, a negative outcome in any of these investigations or future enforcement actions may negatively affect the outcome of future ratemaking and regulatory proceedings; for example, by enabling parties to challenge the Utility’s request to recover costs that the parties allege are somehow related to the Utility’s violations.

The SED also could impose material fines on the Utility based on the Utility’s self-reports submitted in accordance with the SED’s safety citation program and the Utility’s efforts to identify and remove encroachments from transmission pipeline rights of way.  The Penalty Decision requires the SED to review the Utility’s gas transmission operations (including the Utility’s compliance with the remedies ordered by the Penalty Decision) and to perform annual audits of the Utility’s record-keeping practices for a minimum of ten years. The SED could impose fines on the Utility or require the Utility to incur unrecoverable costs, or both, based on the outcome of these future audits. In addition, although PG&E Corporation and the Utility do not currently face the possibility of fines or penalties in the first phase of the CPUC’s pending investigation into the Utility’s safety culture since it has been categorized as rate setting, it is uncertain how the next phase will be categorized.  (See the discussion under the heading “Regulatory Matters” in MD&A.)

The Utility could be subject to additional regulatory or governmental enforcement action in the future with respect to compliance with federal, state or local laws, regulations or orders that could result in additional fines, penalties or customer refunds, including those regarding renewable energy and resource adequacy requirements; customer billing; customer service; affiliate transactions; vegetation management; design, construction, operating and maintenance practices; safety and inspection practices; and federal electric reliability standards.  The SED could impose fines on the Utility in the future in accordance with its authority under the gas and electric safety citation programs.  The amount of such fines, penalties, or customer refunds could have a material effect on PG&E Corporation’s and the Utility’s financial results.

PG&E Corporation’s and the Utility’s future financial results could be materially affected by the extent to which its natural gas transmission costs exceed authorized revenues as the Utility complies with the Penalty Decision and incurs other natural gas transmission costs that are unrecoverable or that the Utility has not sought to recover.

The Utility’s ability to recover its natural gas transmission and storage costs and earn its authorized ROE could be materially affected by the amount of revenues the CPUC ultimately authorizes the Utility to collect in the 2015 GT&S rate case proceeding and future GT&S rate cases.  (See “Regulatory Matters” in Item 7. MD&A.)  The Utility continues to incur material unrecoverable costs to meet the Penalty Decision’s requirement to fund safety-related projects and programs to be identified by the CPUC in the 2015 GT&S rate case.  Depending on how the CPUC designates pipeline safety-related projects and programs the Utility is required to fund, and how the Utility’s associated costs are counted toward meeting the $850 million maximum disallowance imposed by the Penalty Decision, the ultimate amount of unrecoverable pipeline-related costs the Utility incurs may be higher than current forecasts.  In addition, the Penalty Decision requires the Utility to implement various remedial measures which the CPUC estimated would cost $50 million.  Actual costs to implement the remedies could be higher.

In addition, the Utility plans to incur unrecoverable costs to continue performing certain work to complete projects under the PSEP and to identify and remove encroachments from gas transmission pipeline rights-of-way.  Actual costs to perform this work could exceed forecasts.

PG&E Corporation’s and the Utility’s financial results primarily depend on the outcomes of  regulatory and ratemaking proceedings and the Utility’s ability to manage its operating expenses and capital expenditures so that it is able to earn its authorized rate of return in a timely manner.

As a regulated entity, the Utility’s rates are set by the CPUC or the FERC on a prospective basis and are generally designed to allow the Utility to collect sufficient revenues to recover the costs of providing service, including a return on its capital investments.  PG&E Corporation’s and the Utility’s financial results could be materially affected if the CPUC or the FERC does not authorize sufficient revenues for the Utility to safely and reliably serve its customers and earn its authorized ROE.  The outcome of the Utility’s ratemaking proceedings can be affected by many factors, including the Utility’s reputation (especially if the Utility is convicted of the federal criminal charges discussed above), the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of the Utility’s regulators, consumer and other stakeholder organizations, and customers, about the Utility’s ability to provide safe, reliable, and affordable electric and gas services.

The Utility also is required to incur costs to comply with legislative and regulatory requirements and initiatives, such as those relating to the development of a state-wide electric vehicle charging infrastructure, the deployment of distributed energy resources, implementation of demand response and customer energy efficiency programs, energy storage and renewable energy targets, and the construction of the California high-speed rail project.  The Utility’s ability to recover costs, including its investments, associated with these and other legislative and regulatory initiatives will, in large part, depend on the final form of legislative or regulatory requirements, and whether the associated ratemaking mechanisms can be timely adjusted to reflect changes in customer demand for the Utility’s electricity and natural gas services.

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

The Utility’s ability to recover its costs also may be affected by the economy and its impact on the Utility’s customers.  For example, a sustained downturn or sluggishness in the economy could reduce the Utility’s sales to industrial and commercial customers or the level of uncollectible bills could increase.  Although the Utility generally recovers its costs through rates, regardless of sales volume, rate pressures increase when the costs are borne by a smaller sales base.

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

Further, the contractual prices for electricity under the Utility’s current or future power purchase agreements could become uneconomic in the future for a variety of reasons, including developments in alternative energy technology, increased self-generation by customers, an increase in distributed generation, and lower customer demand due to adverse economic conditions or the loss of the Utility’s customers to other retail providers.  In particular, the Utility will incur additional costs to procure renewable energy to meet the higher targets established by California SB 350 that became effective on January 1, 2016.  Despite the CPUC’s current approval of the contracts, the CPUC could disallow contract costs in the future if it determines that the costs are unreasonably above market.

The Utility’s ability to recover the costs it incurs in the wholesale electricity market may be affected by the whether the CAISO wholesale electricity market continues to function effectively.  Although market mechanisms are designed to limit excessive prices, these market mechanisms could fail, or the related systems and software on which the market mechanisms rely may not perform as intended which could result in excessive market prices.  The CPUC could prohibit the Utility from passing through the higher costs of electricity to customers.  For example, during the 2000 and 2001 energy crisis, the market mechanism flaws in California’s then-newly established wholesale electricity market led to dramatically high market prices for electricity that the Utility was unable to recover through customer rates, ultimately causing the Utility to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Further, PG&E Corporation’s and the Utility’s financial results could be affected by the loss of Utility customers and decreased new customer growth that occurs through municipalization of the Utility’s facilities, an increase in the number of CCAs who provide electricity to their residents, and an increase in the number of consumers who become direct access customers of alternative generation providers.  (See “Competition in the Electricity Industry” in Item 1.)  As the number of bundled customers (i.e., those primarily residential customers who receive electricity and distribution service from the Utility) declines, the rates for remaining customers could increase as the Utility would have a smaller customer base from which to recover certain procurement costs.  Although the Utility is permitted to collect non-bypassable charges for generation-related costs incurred on behalf of former customers, the charges may not be sufficient for the Utility to fully recover these costs.  In addition, the Utility’s ability to collect non-bypassable charges has been, and may continue to be, challenged by certain customer groups.  Furthermore, if the former customers return to receiving electricity supply from the Utility, the Utility could incur costs to meet their electricity needs that it may not be able to timely recover through rates or that it may not be able to recover at all.

In addition, increasing levels of self-generation of electricity by customers (primarily solar installations) and the use of customer net energy metering (“NEM”), which allows self-generating customers to receive bill credits for surplus power at the full retail rate, puts upward rate pressure on remaining customers.  In January 2016, the CPUC adopted new NEM rules and rates.  The new rules and rates are expected to become effective for new NEM customers of the Utility later in 2016.  New NEM customers will be required to pay an interconnection fee, will go on time of use rates, and will be required to pay some non-bypassable charges to help fund some of the costs of low income, energy efficiency, and other programs that other customers pay.  However, the resulting rules will still put upward rate pressure on remaining customers, and remove the cap on the number of NEM customers.  Significantly higher rates for remaining customers may result in a decline of the number of such customers as they may seek alternative energy providers. The CPUC states that it intends to revisit these rules in 2019.

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

The CPUC has begun to implement rate reform to allow residential electric rates to more closely reflect the utilities’ actual costs of providing service and decrease cost-subsidization among customer classes.  Many aspects of rate reform are not yet finalized, including time-of-use rates and whether the utilities can impose a fixed charge on certain customers.  If the Utility is unable to recover a material portion of its procurement costs and/or if the CPUC fails to adjust the Utility’s rates to reflect the impact of changing loads, the wide deployment of distributed generation, and the development of new electricity generation and energy storage technologies, PG&E Corporation’s and the Utility’s financial results could be materially affected.

Risks Related to Liquidity and Capital Requirements

PG&E Corporation’s and the Utility’s financial results will be affected by their ability to continue accessing the capital markets and by the terms of debt and equity financings.

PG&E Corporation and the Utility will continue to seek funds in the capital and credit markets to enable the Utility to make capital investments, pay fines that may be imposed in the future, and incur costs to meet the Penalty Decision’s requirement to incur costs of up to $850 million for safety-related projects and programs to be identified by the CPUC in the 2015 GT&S rate case.  PG&E Corporation’s and the Utility’s ability to access the capital and credit markets and the costs and terms of available financing depend primarily on PG&E Corporation’s and the Utility’s credit ratings and outlook.  Their credit ratings and outlook can be affected by many factors, including the outcomes of the on-going criminal prosecution, the pending CPUC investigations, and ratemaking proceedings.  If PG&E Corporation’s or the Utility’s credit ratings were downgraded to below investment grade, their ability to access the capital and credit markets would be negatively affected and could result in higher borrowing costs, fewer financing options, including reduced, or lack of, access to the commercial paper market, additional collateral posting requirements, which in turn could affect liquidity and lead to an increased financing need.  Other factors can affect the availability and terms of debt and equity financing, including changes in the federal or state regulatory environment affecting energy companies generally or PG&E Corporation and the Utility in particular, the overall health of the energy industry, volatility in electricity or natural gas prices, an increase in interest rates by the Federal Reserve Bank, and general economic and financial market conditions.

The reputations of PG&E Corporation and the Utility continue to suffer from the negative publicity about matters discussed under “Enforcement and Litigation Matters” in Item 7. MD&A.  The negative publicity and the uncertainty about the outcomes of these matters may undermine investors’ confidence in management’s ability to execute its business strategy and restore a constructive regulatory environment.  As a result, investors may be less willing to buy shares of PG&E Corporation common stock resulting in a lower stock price.  Further, the market price of PG&E Corporation common stock could decline materially after the outcomes are determined.  The amount and timing of future share issuances also could affect the stock price.

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

If the Utility were required to pay a material amount of fines or incur material unrecoverable costs due to a conviction in the on-going criminal prosecution, the pending CPUC investigations, or other enforcement matters, it would require equity contributions from PG&E Corporation to restore its capital structure.  PG&E Corporation common stock issuances used to fund such equity contributions could materially dilute EPS. (See “Liquidity and Financial Resources” in Item 7. MD&A.)  Further, if PG&E Corporation were required to infuse the Utility with significant capital or if the Utility was unable to distribute cash to PG&E Corporation, or both, PG&E Corporation may be unable to pay principal and interest on its outstanding debt, pay its common stock dividend, or meet other obligations.

PG&E Corporation’s and the Utility’s ability to pay dividends also could be affected by financial covenants contained in their respective credit agreements that require each company to maintain a ratio of consolidated total debt to consolidated capitalization of at most 65%.

Risks Related to Operations and Information Technology

The Utility’s electricity and natural gas operations are inherently hazardous and involve significant risks which, if they materialize, can adversely affect PG&E Corporation’s and the Utility’s financial results.  The Utility’s insurance may not be sufficient to cover losses caused by an operating failure or catastrophic event.

The Utility owns and operates extensive electricity and natural gas facilities, including two nuclear generation units and an extensive hydroelectric generating system.  (See “Electric Utility Operations” and “Natural Gas Utility Operations” in Item 1. Business.)  The Utility’s ability to earn its authorized ROE depends on its ability to efficiently maintain, operate, and protect its facilities, and provide electricity and natural gas services safely and reliably.  The Utility undertakes substantial capital investment projects to construct, replace, and improve its electricity and natural gas facilities.  In addition, the Utility is obligated to decommission its electricity generation facilities at the end of their useful operating lives.  The Utility’s ability to safely and reliably operate, maintain, construct and decommission its facilities is subject to numerous risks, many of which are beyond the Utility’s control, including those that arise from:

•

the breakdown or failure of equipment, electric transmission or distribution lines, or natural gas transmission and distribution pipelines, that can cause explosions, fires, or other catastrophic events;

•

an overpressure event occurring on natural gas facilities due to equipment failure, incorrect operating procedures or failure to follow correct operating procedures, or welding or fabrication-related defects, that results in the failure of downstream transmission pipelines or distribution assets and uncontained natural gas flow;

•

failure to maintain adequate capacity to meet customer demand on the gas system that results in customer curtailments, controlled/uncontrolled gas outages, gas surges back into homes, serious personal injury or loss of life;

•	a prolonged statewide electrical black-out that results in damage to the Utility’s equipment or damage to property owned by customers or other third parties;
•	the failure to fully identify, evaluate, and control workplace hazards that result in serious injury or loss of life for employees or the public, environmental damage, or reputational damage;
•	the release of radioactive materials caused by a nuclear accident, seismic activity, natural disaster, or terrorist act;
•	the failure of a large dam or other major hydroelectric facility, or the failure of one or more levees that protect land on which the Utility’s assets are built;
•

the failure to take expeditious or sufficient action to mitigate operating conditions, facilities, or equipment, that the Utility has identified, or reasonably should have identified, as unsafe, which failure then leads to a catastrophic event (such as a wild land fire or natural gas explosion), and the failure to respond effectively to a catastrophic event;

•	inadequate emergency preparedness plans and the failure to respond effectively to a catastrophic event that can lead to public or employee harm or extended outages;
•	severe weather events such as storms, tornadoes, floods, drought, earthquakes, tsunamis, wild land and other fires, pandemics, solar events, electromagnetic events, or other natural disasters;
•	operator or other human error;
•	an ineffective records management program that results in the failure to construct, operate and maintain a utility system safely and prudently;
•

construction performed by third parties that damage the Utility’s underground or overhead facilities, including, for example, ground excavations or “dig-ins” that damage the Utility’s underground pipelines;

•

the release of hazardous or toxic substances into the air, water, or soil, including, for example, gas leaks from natural gas storage facilities; flaking lead paint from the Utility's facilities, and leaking or spilled insulating fluid from electrical equipment; and

•	attacks by third parties, including cyber-attacks, acts of terrorism, vandalism, or war.

The occurrence of any of these events could interrupt fuel supplies; affect demand for electricity or natural gas; cause unplanned outages or reduce generating output; damage the Utility’s assets or operations; damage the assets or operations of third parties on which the Utility relies; damage property owned by customers or others; and cause personal injury or death.  As a result, the Utility could incur costs to purchase replacement power, to repair assets and restore service, and to compensate third parties.  In particular, the Utility may incur material liability in connection with a wildfire (known as the “Butte fire”) that ignited and spread in Amador and Calaveras counties in Northern California in September 2015 depending on the outcome of the investigations into the cause of the fire. If insurance recoveries are unavailable or insufficient to cover such costs, PG&E Corporation’s and the Utility’s financial condition or results of operations could be materially affected.  The Utility also could incur material fines, penalties or disallowances, as a result of enforcement actions taken by the CPUC or other law enforcement agencies.

Further, although the Utility often enters into agreements for third-party contractors to perform work, such as patrolling and inspection of facilities or the construction or demolition or facilities, the Utility may retain liability for the quality and completion of the contractor’s work and can be subject to penalties or other enforcement action if the contractor violates applicable laws, rules, regulations, or orders.  The Utility may also be subject to liability, penalties or other enforcement action as a result of personal injury or death caused by third-party contractor actions.  Insurance, equipment warranties, or other contractual indemnification requirements may not be sufficient or effective to provide full or even partial recovery under all circumstances or against all hazards or liabilities to which the Utility may become subject.  An uninsured loss could have a material effect on PG&E Corporation’s and the Utility’s financial results.  Future insurance coverage may not be available at rates and on terms as favorable as the Utility’s current insurance coverage or may not be available at all.

The Utility’s operational and information technology systems could fail to function properly or be damaged by third parties (including cyber-attacks and acts of terrorism), severe weather, natural disasters, or other events. Any of these events could disrupt the Utility’s operations and cause the Utility to incur unanticipated losses and expense or liability to third parties.

The operation of the Utility’s extensive electricity and natural gas systems relies on evolving and increasingly complex operational and information technology systems and network infrastructures that are interconnected with the systems and network infrastructure owned by third parties.  The Utility’s business is highly dependent on its ability to process and monitor, on a daily basis, a very large number of tasks and transactions. Despite implementation of security measures, all of the Utility’s technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes.  The failure of the Utility’s operational and information technology systems and networks could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; damage the Utility’s assets or operations or those of third parties; and subject the Utility to claims by customers or third parties, any of which could have a material effect on PG&E Corporation’s and the Utility’s financial results.

The Utility’s systems, including its financial information, operational systems, advanced metering, and billing systems, require ongoing maintenance, modification, and updating, which can be costly and increase the risk of errors and malfunction.  The Utility often relies on third-party vendors to maintain, modify, and update its systems and these third-party vendors could cease to exist.  Any disruptions or deficiencies in existing systems, or disruptions, delays or deficiencies in the modification or implementation of new systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could negatively affect the Utility’s ability to maintain effective financial controls, and/or the Utility’s ability to timely file required regulatory reports.  The Utility also could be subject to patent infringement claims arising from the use of third-party technology by the Utility or by a third-party vendor.

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

The operation of the Utility’s nuclear generation facilities exposes it to potentially significant liabilities from environmental, health and financial risks, such as risks relating to the storage, handling and disposal of spent nuclear fuel, and the release of radioactive materials caused by a nuclear accident, seismic activity, natural disaster, or terrorist act.  If the Utility incurs losses that are either not covered by insurance or exceed the amount of insurance available, such losses could have a material effect on PG&E Corporation’s and the Utility’s financial results.  In addition, the Utility may be required under federal law to pay up to $255 million of liabilities arising out of each nuclear incident occurring not only at the Utility’s Diablo Canyon facility but at any other nuclear power plant in the United States.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

In addition, the Utility continues to face public concern about the safety of nuclear generation and nuclear fuel.  Some of these nuclear opposition groups regularly file petitions at the NRC and in other forums challenging the actions of the NRC and urging governmental entities to adopt laws or policies in opposition to nuclear power.  Although an action in opposition may ultimately fail, regulatory proceedings may take longer to conclude and be more costly to complete.  It is also possible that public pressure could grow leading to adverse changes in legislation, regulations, orders, or their interpretation.  As a result, operations at the Utility’s two nuclear generation units at Diablo Canyon could cease before the licenses expire in 2024 and 2025.  In such an instance, the Utility could be required to record a charge for the remaining amount of its unrecovered investment and such charge could have a material effect on PG&E Corporation and the Utility’s financial results.

The Utility has incurred, and may continue to incur, substantial costs to comply with NRC regulations and orders.  (See “Regulatory Environment” in Item 1. Business.)  If the Utility were unable to recover these costs, PG&E Corporation’s and the Utility’s financial results could be materially affected.  The Utility may determine that it cannot comply with the new regulations or orders in a feasible and economic manner and voluntarily cease operations; alternatively, the NRC may order the Utility to cease operations until the Utility can comply with new regulations, orders, or decisions.  The Utility may incur a material charge if it ceases operations at Diablo Canyon before the licenses expire in 2024 and 2025.  At December 31, 2015, the Utility’s unrecovered investment in Diablo Canyon was $2.3 billion.

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

Further, the Utility’s leases of coastal land occupied by the water intake and discharge structures for the nuclear generation units at Diablo Canyon expire in 2018 and 2019.  The Utility has requested that the California State Lands Commission renew the leases until 2024 and 2025 when the NRC licenses expire.  The California State Lands Commission has deferred acting on the application until later in 2016.  It is uncertain what level of environmental review, if any, will be required before the leases can be extended.  If the leases are not extended or if the Utility determines that it cannot comply with any new environmental conditions in a feasible and economic manner, then operations at Diablo Canyon would cease and the Utility could incur a material charge for the remaining amount of its unrecovered investment.

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

The Utility’s operations are subject to extensive federal, state, and local environmental laws, regulations, orders, relating to air quality, water quality and usage, remediation of hazardous wastes, and the protection and conservation of natural resources and wildlife.  The Utility incurs significant capital, operating, and other costs associated with compliance with these environmental statutes, rules, and regulations.  The Utility has been in the past, and may be in the future, required to pay for environmental remediation costs at sites where it is identified as a potentially responsible party under federal and state environmental laws.  Although the Utility has recorded liabilities for known environmental obligations, these costs can be difficult to estimate due to uncertainties about the extent of contamination, remediation alternatives, the applicable remediation levels, and the financial ability of other potentially responsible parties.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8 for more information.)

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

The Utility has been studying the potential effects of climate change (increased temperatures, changing precipitation patterns, rising sea levels) on the Utility’s operations and is developing contingency plans to adapt to those events and conditions that the Utility believes are most significant.  Scientists project that climate change will increase electricity demand due to more extreme, persistent and hot weather.  Increasing temperatures and changing levels of precipitation in the Utility’s service territory would reduce snowpack in the Sierra Mountains.  If the levels of snowpack were reduced, the Utility’s hydroelectric generation would decrease and the Utility would need to acquire additional generation from other sources at a greater cost.  If the Utility increases its reliance on conventional generation resources to replace hydroelectric generation and to meet increased customer demand, it may become more costly for the Utility to comply with GHG emissions limits.  In addition, increasing temperatures and lower levels of precipitation could increase the occurrence of wildfires in the Utility’s service territory causing damage to the Utility’s facilities or the facilities of third parties on which the Utility relies to provide service, damage to third parties for loss of property, personal injury, or loss of life. In addition, flooding caused by rising sea levels could damage the Utility’s facilities, including hydroelectric assets such as dams and canals, and the electric transmission and distribution assets.  The Utility could incur substantial costs to repair or replace facilities, restore service, compensate customers and other third parties for damages or injuries. The Utility anticipates that the increased costs would be recovered through rates, but as rate pressures increase, the likelihood of disallowance or non-recovery may increase.

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

The Utility’s workforce is aging and many employees are or will become eligible to retire within the next few years.  Although the Utility has undertaken efforts to recruit and train new field service personnel, the Utility may be faced with a shortage of experienced and qualified personnel.  The majority of the Utility’s employees are covered by collective bargaining agreements with three unions.  Labor disruptions could occur depending on the outcome of negotiations to renew the terms of these agreements with the unions or if tentative new agreements are not ratified by their members.  In addition, some of the remaining non-represented Utility employees could join one of these unions in the future.

PG&E Corporation and the Utility also may face challenges in attracting and retaining senior management talent especially if they are unable to restore the reputational harm generated by the negative publicity stemming from the ongoing enforcement proceedings.  Any such occurrences could negatively impact PG&E Corporation’s and the Utility’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Utility owns or has obtained the right to occupy and/or use real property comprising the Utility's electricity and natural gas distribution facilities, natural gas gathering facilities and generation facilities, and natural gas and electricity transmission facilities, which are described in Item 1. Business, under “Electric Utility Operations” and “Natural Gas Utility Operations.”  The Utility occupies or uses real property that it does not own primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental authorities.  In total, the Utility occupies 11.1 million square feet of real property, including 8.9 million square feet owned by the Utility.  The Utility's corporate headquarters comprises approximately 1.7 million square feet located in several Utility-owned buildings in San Francisco, California.

PG&E Corporation also leases approximately 42,000 square feet of office space from a third party in San Francisco, California.  This lease will expire in 2022.

The Utility currently owns approximately 168,000 acres of land, including approximately 140,000 acres of watershed lands.  In 2002 the Utility agreed to implement its “Land Conservation Commitment” (“LCC”) to permanently preserve the six “beneficial public values” on all the watershed lands through conservation easements or equivalent protections, as well as to make approximately 70,000 acres of the watershed lands available for donation to qualified organizations.  The six “beneficial public values” being preserved by the LCC include: natural habitat of fish, wildlife, and plants; open space; outdoor recreation by the general public; sustainable forestry; agricultural uses; and historic values.  The Utility’s goal is to implement all the transactions needed to implement the LCC by the end of 2018, subject to securing all required regulatory approvals.

ITEM 3. LEGAL PROCEEDINGS

In addition to the following proceedings, PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, see “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 and in Item 7. MD&A.

Penalty Decision Related to the CPUC’s Investigative Enforcement Proceedings Related to Natural Gas Transmission

On April 9, 2015, the CPUC approved final decisions in the three investigations that had been brought against the Utility relating to (1) the Utility’s safety record-keeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, record-keeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision (the “Penalty Decision”) which imposes penalties on the Utility totaling $1.6 billion comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million.  In August 2015, the Utility paid the $300 million fine. At December 31, 2015, the Consolidated Balance Sheets include $400 million in current liabilities – other for the one-time bill credit that will be provided to the Utility’s natural gas customers in 2016.  On January 14, 2016, the CPUC issued final decisions to close these investigative proceedings.

The Penalty Decision requires that at least $689 million of the $850 million disallowance be allocated to capital expenditures, and that the Utility be precluded from including these capital costs in rate base.  The CPUC will determine which safety projects and programs will be funded by shareholders in the Utility’s pending 2015 GT&S rate case.  If the $850 million is not exhausted by designated safety-related projects and programs in the 2015 GT&S proceeding, the CPUC will identify additional projects in future proceedings to ensure that the full $850 million is spent. The CPUC is expected to issue a final decision in the Utility’s 2015 GT&S rate case in 2016 to identify safety-related projects and programs that will be subject to the disallowance. It is uncertain how much of the Utility’s costs to perform the safety-related projects and programs the CPUC will identify as counting toward the $850 million shareholder-funded obligation. If the Utility’s actual costs exceed costs that the CPUC counts towards the $850 million maximum, the Utility would record additional charges if such costs are not otherwise authorized by the CPUC.  As a result, the total shareholder-funded obligation could exceed $850 million.  For more information, see “Enforcement and Litigation Matters” in Note 13: Contingencies and Commitments of the Notes to the Consolidated Financial Statements in Item 8.

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court that superseded the original indictment that was returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record-keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  On December 23, 2015, the court presiding over the federal criminal proceeding dismissed 15 of the Pipeline Safety Act counts, leaving 13 remaining counts.  The maximum statutory fine for each felony count is $500,000 for total potential fines of $6.5 million.  On December 8, 2015, the court also issued an order granting, in part, the Utility’s request to dismiss the government’s allegations seeking an alternative fine under the Alternative Fines Act.  (The Alternative Fines Act states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”)  The court dismissed the government’s allegations regarding the amount of losses, but concluded that it required additional information about how the government would prove its allegations about the amount of the gross gain prior to deciding whether to dismiss those allegations. (Based on the superseding indictment’s allegation that the Utility derived gross gains of approximately $281 million, the potential maximum alternative fine would be approximately $562 million.)   After considering the additional information submitted by the government, on February 2, 2016, the court issued an order holding that if the government’s allegations about the Utility’s gross gains are considered, they would be considered in a second trial phase that would take place after the trial on the criminal charges. The trial on the criminal charges currently is scheduled to begin March 22, 2016.

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

Litigation Related to the San Bruno Accident and Natural Gas Spending

As of December 31, 2015, there were six purported derivative lawsuits seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

Four of the complaints were consolidated as the San Bruno Fire Derivative Cases and are pending in the Superior Court of California, County of San Mateo.  On August 28, 2015, the Superior Court overruled the demurrers filed by PG&E Corporation, the Utility and the individual director and officer defendants seeking to dismiss the San Bruno Fire Derivative Cases, based upon the plaintiffs’ failure to demand action by the Boards of PG&E Corporation and the Utility prior to filing the complaint.  After the ruling, and pursuant to co-petitions for writ of mandate previously filed by PG&E Corporation, the Utility, and the individual defendants, on September 3, 2015, the California Court of Appeal issued an order staying the San Bruno Fire Derivative Cases pending the court’s final determination whether to stay the matter altogether until the resolution of federal criminal proceedings against the Utility.  On September 30, 2015, PG&E Corporation, the Utility, and the individual defendants filed an additional petition for writ of mandate asking the Court of Appeal to review the lower court’s August 28 decision overruling their demurrers.  On October 22, 2015, the Court of Appeal issued a ruling declining to review the August 28 decision.  On December 8, 2015, the Court of Appeal issued a writ of mandate to the Superior Court, ordering the Superior Court to stay all proceedings in the San Bruno Fire Derivative Cases “pending conclusion of the federal criminal proceedings” against the Utility.  The other two derivative actions are entitled Tellardin v. PG&E Corp. et. al., pending in the Superior Court of California, San Mateo County, and Iron Workers Mid-South Pension Fund v. Johns, et. al., pending in the United States District Court for the Northern District of California.  PG&E Corporation, and the other defendants have not answered or otherwise responded to the complaints in these actions.  In the Tellardin action, the defendants must answer or respond to the complaint 30 days after the stay in the San Bruno Fire Derivative Cases is lifted.  In the Iron Workers action, the court has not established a deadline by which the defendants must answer or respond.  Case management conferences have been scheduled in both actions (March 21, 2016 in the Tellardin action and June 3, 2016 in the Iron Workers action), after which PG&E Corporation will have more information about any further proceedings in these actions.

Investigation of the Butte Fire

In September 2015, a wildfire (known as the “Butte fire”) ignited and spread in Amador and Calaveras Counties in Northern California.  The California Department of Forestry and Fire Protection (“Cal Fire”) is investigating the source of the Butte Fire to determine whether a tree contacted a power line operated by the Utility and was the cause of the fire.  Cal Fire has reported that as a result of the fire there were two deaths and 965 structures, including 571 houses, were damaged or destroyed. Cal Fire’s investigation is expected to conclude in 2016.

Approximately 27 complaints have been filed against the Utility and its vegetation management contractors in the Superior Court of California in both the County of Calaveras and the County of San Francisco, involving more than 600 individual plaintiffs and their insurance companies. Plaintiffs and the Utility filed petitions with the California Judicial Council to coordinate these cases.  The petitions were assigned to the Calaveras Superior Court for a recommendation to the Judicial Council.  On January 21, 2016, the Calaveras Superior Court issued an order recommending to the Judicial Council that the cases be coordinated in the Superior Court of California, Sacramento County, for all purposes including trial.  Among other factors, the Court found that coordination requires a court with a significant number of judges and complex litigation support personnel, neither of which are present in Calaveras County.  For additional information, see “Enforcement and Litigation Matters” in Note 13: Contingencies and Commitments of the Notes to the Consolidated Financial Statements in Item 8.

Other Enforcement Matters

The Utility also could be required to pay fines, or incur other unrecoverable costs, associated with the CPUC’s pending investigations of the Utility’s natural gas distribution facilities record-keeping practices and the Utility’s potential violations of the CPUC’s ex parte communication rules.  In addition, fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to the Utility’s self-reports of noncompliance with natural gas safety regulations, investigations that were commenced after a pipeline explosion in Carmel, California on March 3, 2014, and other enforcement matters. See “Enforcement and Litigation Matters” in Note 13: Contingencies and Commitments of the Notes to the Consolidated Financial Statements in Item 8.

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

Venting Incidents in San Benito County

As part of its regular maintenance and inspection practices for its natural gas transmission system, the Utility performs in-line inspections of pipelines using devices called “pigs” that travel through the pipeline to inspect and clean the walls of the pipe.  When in-line inspections are performed, natural gas in the pipeline is released or vented at the pipeline station where the device is removed.  In February 2014, the Utility conducted an in-line inspection of a natural gas transmission pipeline that traverses San Benito County and vented the natural gas at the Utility’s transmission station located in Hollister, which is next to an elementary school.  The Utility vented the natural gas during school hours on three occasions that month.  After being informed of the venting by the local air district, the San Benito County District Attorney notified the Utility in December 2014 that it was contemplating bringing legal action against the Utility for violation of Health and Safety Code section 41700, which prohibits discharges of air contaminants that cause a public nuisance.  The Utility has been in settlement discussions with the district attorney’s office since that time.  On October 28, 2015, the district attorney informed the Utility that it would seek civil penalties in excess of $100,000 but is willing to continue to explore settlement options with the Utility.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS

The following individuals serve as executive officers (1) of PG&E Corporation and/or the Utility, as of February 18, 2016.  Except as otherwise noted, all positions have been held at Pacific Gas and Electric Company.

Name	Age	Positions Held Over Last Five Years	Time in Position

Anthony F. Earley, Jr.	66	Chairman of the Board, Chief Executive Officer, and President, PG&E Corporation	September 13, 2011 to present
		Executive Chairman of the Board, DTE Energy Company	October 1, 2010 to September 12, 2011

Nickolas Stavropoulos	57	President, Gas	September 15, 2015 to present
		President, Gas Operations	August 17, 2015 to September 15, 2015
		Executive Vice President, Gas Operations	June 13, 2011 to August 16, 2015
		Executive Vice President and Chief Operating Officer, U.S. Gas Distribution, National Grid	August 2007 to March 31, 2011

Geisha J. Williams	54	President, Electric	September 15, 2015 to present
		President, Electric Operations	August 17, 2015 to September 15, 2015
		Executive Vice President, Electric Operations	June 1, 2011 to August 16, 2015
		Senior Vice President, Energy Delivery	December 1, 2007 to May 31, 2011

Jason P. Wells	38	Senior Vice President and Chief Financial Officer, PG&E Corporation	January 1, 2016 to present
		Vice President, Business Finance	August 1, 2013 to December 31, 2015
		Vice President, Finance	October 1, 2011 to July 31, 2013
		Senior Director and Assistant Controller	November 1, 2008 to September 30, 2011

Dinyar B. Mistry	54	Vice President, Chief Financial Officer, and Controller	October 1, 2011 to present
		Vice President and Controller, PG&E Corporation	March 8, 2010 to present
		Vice President and Controller	March 8, 2010 to September 30, 2011

John R. Simon	51	Executive Vice President, Corporate Services and Human Resources, PG&E Corporation	August 17, 2015 to present
		Senior Vice President, Human Resources	April 16, 2007 to August 16, 2015
		Senior Vice President, Human Resources, PG&E Corporation	April 16, 2007 to August 16, 2015

Karen A. Austin	54	Senior Vice President and Chief Information Officer	June 1, 2011 to present
		President, Consumer Electronics, Sears Holdings	February 2009 to May 2011
Desmond A. Bell	53	Senior Vice President, Safety and Shared Services	January 1, 2012 to present
		Senior Vice President, Shared Services and Chief Procurement Officer	October 1, 2008 to December 31, 2011

Helen A. Burt	59	Senior Vice President, External Affairs and Public Policy, PG&E Corporation	September 30, 2015 to present
		Senior Vice President, Corporate Affairs	September 18, 2014 to September 30, 2015
		Senior Vice President, Corporate Affairs, PG&E Corporation	September 18, 2014 to September 30, 2015
		Senior Vice President and Chief Customer Officer	February 27, 2006 to September 17, 2014

Loraine M. Giammona	48	Senior Vice President and Chief Customer Officer	September 18, 2014 to present
		Vice President, Customer Service	January 23, 2012 to September 17, 2014
		Regional Vice President, Customer Care, Comcast Cable	November 2002 to January 2012

Edward D. Halpin	54	Senior Vice President, Power Generation and Chief Nuclear Officer	September 8, 2015 to present
		Senior Vice President and Chief Nuclear Officer	April 2, 2012 to September 8, 2015
		President, Chief Executive Officer and Chief Nuclear Officer, South Texas Project Nuclear Operating Company	December 2009 to March 2012

Kent M. Harvey	57	Senior Vice President, Finance, PG&E Corporation	January 1, 2016 to present
		Senior Vice President and Chief Financial Officer, PG&E Corporation	August 1, 2009 to December 31, 2015
		Senior Vice President, Financial Services	August 1, 2009 to August 17, 2015

Julie M. Kane	57	Senior Vice President and Chief Ethics and Compliance Officer	May 18, 2015 to present
		Vice President, General Counsel and Compliance Officer, North America and Corporate Functions, and Compliance Officer, North America, Avon Products, Inc.	September 30, 2013 to March 31, 2015
		Vice President, Ethics and Compliance, Novartis Corporation	January 1, 2010 to August 31, 2013

Gregory K. Kiraly	51	Senior Vice President, Electric Transmission and Distribution	September 8, 2015 to present
		Senior Vice President, Electric Distribution Operations	September 18, 2012 to September 8, 2015
		Vice President, Electric Distribution Operations	October 1, 2011 to September 17, 2012
		Vice President, SmartMeter Operations	August 23, 2010 to September 30, 2011

Steven E. Malnight	43	Senior Vice President, Regulatory Affairs	September 18, 2014 to present
		Vice President, Customer Energy Solutions	May 15, 2011 to September 17, 2014
		Vice President, Integrated Demand Side Management	July 1, 2010 to May 14, 2011

Hyun Park	54	Senior Vice President and General Counsel, PG&E Corporation	November 13, 2006 to present

Jesus Soto, Jr.	48	Senior Vice President, Gas Operations	September 8, 2015 to present
		Senior Vice President, Engineering, Construction and Operations	September 16, 2013 to September 8, 2015
		Senior Vice President, Gas Transmission Operations	May 29, 2012 to September 15, 2013
		Vice President, Operations Services, El Paso Pipeline Group	May 2007 to May 2012

Fong Wan	54	Senior Vice President, Energy Policy and Procurement	September 8, 2015 to present
		Senior Vice President, Energy Procurement	October 1, 2008 to September 8, 2015

(1) Mr. Earley, Mr. Stavropoulos, Ms. Williams, Mr. Simon, Ms. Burt, Ms. Kane, Mr. Park, and Mr. Wells are executive officers of both PG&E Corporation and the Utility.  Mr. Harvey is an executive officer of PG&E Corporation only.  All other listed officers are executive officers of the Utility only.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 12, 2016, there were 59,317 holders of record of PG&E Corporation common stock.  PG&E Corporation common stock is listed on the New York Stock Exchange.  The high and low sales prices of PG&E Corporation common stock for each quarter of the two most recent fiscal years are set forth in the table entitled “Quarterly Consolidated Financial Data (Unaudited)” which appears after the Notes to the Consolidated Financial Statements in Item 8. Shares of common stock of the Utility are wholly owned by PG&E Corporation.  Information about the frequency and amount of dividends on common stock declared by PG&E Corporation and the Utility for the two most recent fiscal years and information about the restrictions upon the payment of dividends on their common stock Utility appears in PG&E Corporation’s Consolidated Statements of Equity, the Utility’s Consolidated Statements of Shareholders’ Equity, and Note 5 of the Notes to the Consolidated Financial Statements in Item 8 and in “Liquidity and Financial Resources – Dividends” in Item 7 below.

Sales of Unregistered Equity Securities

PG&E Corporation made equity contributions to the Utility totaling $100 million during the quarter ended December 31, 2015.  PG&E Corporation did not make any sales of unregistered equity securities during 2015 in reliance on an exemption from registration under the Securities Act of 1933, as amended.  However, PG&E Corporation recently discovered, based on a review of new accounts opened under its Dividend Reinvestment and Stock Purchase Plan ("DRSPP") since 2013, that it issued and sold shares of common stock under the optional cash purchase feature of its DRSPP more than three years after the related registration statement for the DRSPP became effective, including approximately 19,550 shares for estimated aggregate sales proceeds of $1 million during the year ended December 31, 2015.  As a result, participants who purchased these shares may have a rescission right that would allow them to return the shares to PG&E Corporation in exchange for the purchase price paid by such participants, plus interest, less the value of dividends received.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding.  Also, during the quarter ended December 31, 2015, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA

(in millions, except per share amounts)	2015	2014	2013	2012	2011
PG&E Corporation
For the Year
Operating revenues	$16,833	$17,090	$15,598	$15,040	$14,956
Operating income	1,508	2,450	1,762	1,693	1,942
Net income	888	1,450	828	830	858
Net earnings per common share, basic (1)	1.81	3.07	1.83	1.92	2.10
Net earnings per common share, diluted	1.79	3.06	1.83	1.92	2.10
Dividends declared per common share (2)	1.82	1.82	1.82	1.82	1.82
At Year-End
Common stock price per share	$53.19	$53.24	$40.28	$40.18	$41.22
Total assets	63,339	60,127	55,605	52,449	49,750
Long-term debt (excluding current portion)	16,030	15,050	12,717	12,517	11,766
Capital lease obligations (excluding current
portion) (3)	49	69	90	113	212
Pacific Gas and Electric Company
For the Year
Operating revenues	$16,833	$17,088	$15,593	$15,035	$14,951
Operating income	1,511	2,452	1,790	1,695	1,944
Income available for common stock	848	1,419	852	797	831
At Year-End
Total assets	63,140	59,865	55,049	51,923	49,242
Long-term debt (excluding current portion)	15,680	14,700	12,717	12,167	11,417
Capital lease obligations (excluding current
portion) (3)	49	69	90	113	212

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

The Utility’s base revenue requirements are set by the CPUC in its GRC and GT&S rate case and by the FERC in its TO rate cases based on forecast costs.  Differences between forecast costs and actual costs can occur for numerous reasons, including the volume of work required and the impact of market forces on the cost of labor and materials.  Differences in costs can also arise from changes in laws and regulations at both the state and federal level.  Generally, differences between actual costs and forecast costs could affect the Utility’s ability to earn its authorized return (referred to as “Utility Revenues and Costs that Impacted Earnings” in Results of Operations below).  However, for certain operating costs, such as costs associated with pension and other employee benefits, the Utility is authorized to track the difference between actual amounts and forecast amounts and recover or refund the difference through rates (referred to as “Utility Revenues and Costs that did not Impact Earnings” in Results of Operations below).  The Utility also collects revenue requirements to recover certain costs that the CPUC has authorized the Utility to pass on to customers, such as the costs to procure electricity or natural gas for its customers.  Therefore, although these costs can fluctuate, they generally do not impact net income (referred to as “Utility Revenues and Costs that did not Impact Earnings” in Results of Operations below).  See “Ratemaking Mechanisms” in Item 1 for further discussion.

This is a combined report of PG&E Corporation and the Utility, and includes separate Consolidated Financial Statements for each of these two entities.  This combined MD&A should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8.

Summary of Changes in Net Income and Earnings per Share

The following table is a summary reconciliation of the key changes, after-tax, in PG&E Corporation’s income available for common shareholders and EPS (as well as earnings from operations and EPS based on earnings from operations) for the year ended December 31, 2015 compared to the year ended December 31, 2014 (see “Results of Operations” below).  “Earnings from operations” is a non-GAAP financial measure and is calculated as income available for common shareholders less items impacting comparability.  “Items impacting comparability” represent items that management does not consider part of the normal course of operations and affect comparability of financial results between periods.  PG&E Corporation uses earnings from operations to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short- and long-term operating plans, and employee incentive compensation.  PG&E Corporation believes that earnings from operations provide additional insight into the underlying trends of the business allowing for a better comparison against historical results and expectations for future performance.  Earnings from operations are not a substitute or alternative for GAAP measures such as income available for common shareholders and may not be comparable to similarly titled measures used by other companies.

		EPS
(in millions, except per share amounts)	Earnings	(diluted)
Income Available for Common Shareholders - 2014	$1,436	$3.06
Natural gas matters (1)	216	0.45
Environmental-related costs (2)	(4)	(0.01)
Earnings from Operations - 2014 (3)	$1,648	$3.50
Growth in rate base earnings	105	0.22
Timing of 2015 GT&S cost recovery (4)	(208)	(0.43)
Regulatory and legal matters (5)	(16)	(0.04)
Gain on disposition of SolarCity stock (6)	(13)	(0.03)
Increase in shares outstanding	-	(0.12)
Miscellaneous	3	0.02
Earnings from Operations - 2015 (3)	$1,519	$3.12
Insurance recoveries (7)	29	0.06
Fines and penalties (8)	(578)	(1.19)
Pipeline-related expenses (9)	(61)	(0.13)
Legal and regulatory related expenses (9)	(35)	(0.07)
Income Available for Common Shareholders - 2015	$874	$1.79

(1)  In 2014, natural gas matters included pipeline-related costs to perform work under the PSEP and other activities associated with safety improvements to the Utility’s natural gas system, as well as legal and other costs related to natural gas matters. Natural gas matters also included charges related to fines, third party liability claims, and insurance recoveries in 2014.

(2)  In 2014, the Utility reduced its accrual related to the Hinkley whole house water replacement program.

(3)  “Earnings from operations” is not calculated in accordance with GAAP and excludes the items impacting comparability shown in notes (1) and (2) above and Notes (7), (8), and (9) below.

(4) Represents expenses during the year ended December 31, 2015 as compared to 2014, with no corresponding increase in revenue.  The Utility has requested that the CPUC authorize an increase to the Utility’s revenue requirements for 2015, 2016, and 2017 in its 2015 GT&S rate case, and expects a final decision in 2016.  Any revenue requirement increase that the CPUC may authorize would be retroactive to January 1, 2015 but would be recorded in the period a final decision is issued.

(5) Includes legal and other regulatory related costs that were partially offset by incentive revenues.

(6) Represents the larger gain recognized during the year ended December 31, 2014 as compared to 2015.

(7) Represents insurance recoveries of $49 million, pre-tax, for third party claims and associated legal costs related to the San Bruno accident the Utility received during the year ended December 31, 2015.  The Utility has received a cumulative total of $515 million through insurance related to $558 million of third-party claims and $92 million of legal costs incurred. No further insurance recoveries related to these claims and costs are expected.

(8) Represents the impact of the Penalty Decision (see Note 13 of the Notes to the Consolidated Financial Statements in Item 8. for before-tax amounts).

(9) In 2015, pipeline-related expenses include costs incurred to identify and remove encroachments from transmission pipeline rights of way and to performremaining work under the Utility’s PSEP.  Legal and regulatory related expenses include costs incurred in connection with various enforcement, regulatory, and litigation activities regarding natural gas matters and regulatory communications.

Key Factors Affecting Results of Operations, Financial Condition, and Cash Flows

PG&E Corporation and the Utility believe that their future results of operations, financial condition, and cash flows will be materially affected by the following factors:

•

The Outcome of Enforcement and Litigation Matters.  Future financial results will be impacted by the unrecoverable pipeline safety-related and remedies costs required by the Penalty Decision. The Utility’s future results may also be impacted by various other pending enforcement and regulatory actions, including the federal criminal charges and CPUC investigations of the Utility’s compliance with natural gas distribution record-keeping practices and potential violations of the CPUC’s ex parte communication rules.  (See “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

•

The Timing and Outcome of Regulatory Matters.  The 2015 GT&S rate case remains pending.  The Utility requested that the CPUC authorize a $532 million increase in annual revenue requirements for gas transmission and storage operations beginning on January 1, 2015 with attrition increases in 2016 and 2017.  Any revenue requirement increase that the CPUC may authorize would be retroactive to January 1, 2015 but would be recorded in the period a final decision is reached. (See “Regulatory Matters − 2015 Gas Transmission and Storage Rate Case” below for more information.)  In September 2015, the Utility filed its 2017 GRC application to request that the CPUC authorize revenue requirements for the Utility’s electric generation business and its electric and natural gas distribution business for 2017 through 2019.  (See “Regulatory Matters − 2017 General Rate Case” below for more information.)  In addition, the Utility has one transmission owner rate case pending at the FERC (See “Regulatory Matters – FERC TO Rate Cases” below.)  The outcome of regulatory proceedings can be affected by many factors, including the level of opposition by intervening parties, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors.

•

The Ability of the Utility to Control Operating Costs and Capital Expenditures.  Whether the Utility is able to earn its authorized rate of return could be materially affected if the Utility’s actual costs differ from the amounts authorized in the rate case decisions.  In addition to incurring shareholder-funded costs and costs associated with remedial measures required by the Penalty Decision, the Utility also forecasts that in 2016 it will incur unrecovered pipeline-related expenses ranging from $100 million to $150 million which primarily relate to costs to identify and remove encroachments from transmission pipeline rights-of-way. The ultimate amount of unrecovered costs also could be affected by how the CPUC determines which costs are included in determining whether the $850 million shareholder-funded obligation under the Penalty Decision has been met, and the outcome of pending and future investigations and enforcement matters.  (See  “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.) The Utility’s ability to recover costs in the future also could be affected by decreases in customer demand driven by legislative and regulatory initiatives relating to distributed generation resources, renewable energy requirements, and changes in the electric rate structure.

•

The Amount and Timing of the Utility’s Financing Needs.  PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure.  In 2015, PG&E Corporation issued $801 million of common stock with cash proceeds and made equity contributions to the Utility of $705 million.  PG&E Corporation forecasts that it will issue a material amount of equity in 2016 and future years to support the Utility’s capital expenditures.  PG&E Corporation will issue additional equity to fund charges incurred by the Utility to comply with the Penalty Decision, to fund unrecoverable pipeline-related expenses, and to pay fines and penalties that may be required by the final outcomes of pending enforcement matters.  These additional issuances would have a material dilutive impact on PG&E Corporation’s EPS.  PG&E Corporation’s and the Utility’s ability to access the capital markets and the terms and rates of future financings could be affected by the outcome of the matters discussed in “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, changes in their respective credit ratings, general economic and market conditions, and other factors.

For more information about the factors and risks that could affect PG&E Corporation’s and the Utility’s future results of operations, financial condition, and cash flows, or that could cause future results to differ from historical results, see Item 1A. Risk Factors.  In addition, this 2015 Form 10-K contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  See the section entitled “Cautionary Language Regarding Forward-Looking Statements” below for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  PG&E Corporation and the Utility do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for 2015, 2014, and 2013.  See “Key Factors Affecting Results of Operations, Financial Condition, and Cash Flows” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) available for common shareholders:

(in millions)	2015	2014	2013
Consolidated Total	$874	$1,436	$814
PG&E Corporation	26	17	(38)
Utility	$848	$1,419	$852

PG&E Corporation’s net income or loss consists primarily of interest expense on long-term debt, other income or loss from investments, and income taxes.  Results include approximately $30 million and $45 million of realized gains and associated tax benefits related to an investment in SolarCity Corporation recognized in 2015 and 2014, respectively.  PG&E Corporation’s operating results in 2013 reflected an impairment loss of $29 million related to tax equity fund investments.

Utility

The table below shows certain items from the Utility’s Consolidated Statements of Income for 2015, 2014, and 2013.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as the payment of pension costs) and the corresponding revenues the Utility is authorized to collect to recover such costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

The Utility’s operating results for 2015 reflect charges associated with the impact of the Penalty Decision.  (See “Utility Revenues and Costs that Impacted Earnings” below.)

	2015			2014			2013
	Revenues and Costs:			Revenues and Costs:			Revenues and Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$7,442	$6,215	$13,657	$7,059	$6,597	$13,656	$6,465	$6,024	$12,489
Natural gas operating revenues	2,082	1,094	3,176	2,072	1,360	3,432	1,776	1,328	3,104
Total operating revenues	9,524	7,309	16,833	9,131	7,957	17,088	8,241	7,352	15,593
Cost of electricity	-	5,099	5,099	-	5,615	5,615	-	5,016	5,016
Cost of natural gas	-	663	663	-	954	954	-	968	968
Operating and maintenance	5,402	1,547	6,949	4,247	1,388	5,635	4,374	1,368	5,742
Depreciation, amortization, and decommissioning	2,611	-	2,611	2,432	-	2,432	2,077	-	2,077
Total operating expenses	8,013	7,309	15,322	6,679	7,957	14,636	6,451	7,352	13,803
Operating income	1,511	-	1,511	2,452	-	2,452	1,790	-	1,790
Interest income (1)			8			8			8
Interest expense (1)			(763)			(720)			(690)
Other income, net (1)			87			77			84
Income before income taxes			843			1,817			1,192
Income tax (benefit) provision (1)			(19)			384			326
Net income			862			1,433			866
Preferred stock dividend requirement (1)			14			14			14
Income Available for Common Stock			$848			$1,419			$852

(1) These items impacted earnings.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for 2015, 2014, and 2013, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues increased $393 million or 4% in 2015 compared to 2014, primarily a result of approximately $490 million of additional base revenues as authorized by the CPUC in the 2014 GRC decision and by the FERC in the TO rate case. This increase was partially offset by the absence of approximately $110 million of revenues the CPUC authorized the Utility to collect for recovery of certain PSEP-related costs during the same period in 2014.

The Utility’s electric and natural gas operating revenues that impacted earnings increased $890 million or 11% in 2014 compared to 2013.  This amount included an increase to base revenues of $460 million as authorized by the CPUC in the 2014 GRC decision.  The GRC decision also resulted in higher base revenues of $150 million in 2014 related primarily to the DOE settlement for spent nuclear fuel storage costs.  The total increase in operating revenues included approximately $150 million of PSEP-related revenues, and revenues authorized by the FERC in the TO rate case, as well as revenues authorized by the CPUC for recovery of nuclear decommissioning costs.  The Utility also collected higher gas transmission revenues driven by increased demand for gas-fired generation.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased $1.2 billion or 27% in 2015 compared to 2014, primarily due to $907 million in charges associated with the Penalty Decision, consisting of $400 million for the customer bill credit, an additional $100 million charge for the fine payable to the state, and $407 million of disallowed capital charges. (See “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)  The increase is also due to higher labor and benefit-related expenses of approximately $100 million and fewer insurance recoveries for third-party claims and associated legal costs of $63 million related to the San Bruno accident.  No further insurance recoveries related to these claims are expected.  These increases were offset by $116 million in disallowed capital recorded in 2014 related to the PSEP.

The Utility’s operating and maintenance expenses that impacted earnings decreased $127 million or 3% in 2014 compared to 2013, primarily due to lower third-party claims and associated legal costs of $117 million resulting from the settlement of all outstanding third-party claims, lower disallowed capital expenditures of $80 million and lower insurance recoveries for third-party claims and associated legal costs of $42 million related to the San Bruno accident. These decreases were offset by higher benefit-related expenses and other operating expenses of $120 million in 2014 as compared to 2013.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses increased $179 million or 7% in 2015 compared to 2014 and $355 million or 17% in 2014 compared to 2013.  In 2015, the increase was primarily due to the impact of capital additions and higher depreciation rates as authorized by the FERC in the TO rate case.  In 2014, the increase was primarily due to higher depreciation rates as authorized by the CPUC in the 2014 GRC decision and higher nuclear decommissioning expense reflecting the year-to-date increase as authorized by the CPUC in the nuclear decommissioning triennial proceeding.  Additionally, depreciation, amortization, and decommissioning expenses were impacted by an increase in capital additions during 2014 as compared to 2013.

Interest Expense

The Utility’s interest expenses increased by $43 million in the year ended December 31, 2015 compared to the same period in 2014, primarily due to the issuance of additional long-term debt.  There were no material changes to interest expense in the year ended December 31, 2014 compared to the same period in 2013.

Interest Income and Other Income, Net

There were no material changes to interest income and other income, net for the periods presented.

Income Tax Provision

The Utility’s revenue requirements for the 2014 GRC decision period reflects flow-through ratemaking for income tax expense benefits attributable to the accelerated recognition of repair costs and certain other property-related costs for federal tax purposes.  PG&E Corporation and the Utility’s effective tax rates for 2015 are lower as compared to 2014 and for 2014 as compared to 2013 and are expected to remain lower than the statutory rate in 2016 due to these temporary differences.

The Utility’s income tax provision decreased $403 million or 105% in 2015 as compared to 2014.  This is primarily the result of the statutory tax effect, $397 million, of the lower income before income taxes in 2015 as compared to 2014.  The lower effective tax rate is the result of the tax benefits from property-related timing differences applied to this lower income before income taxes.

The Utility’s income tax provision increased $58 million or 18% in 2014 as compared to 2013 primarily due to higher income before income taxes, partially offset by certain reductions in tax expense for flow-through treatment as discussed above.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(4.8)	1.6	(2.2)
Effect of regulatory treatment of fixed asset differences (2)	(33.7)	(14.7)	(3.8)
Tax credits	(1.3)	(0.7)	(0.4)
Benefit of loss carryback	(1.5)	(0.8)	(1.0)
Non-deductible penalties (3)	4.3	0.3	0.7
Other, net	(0.2)	0.4	(0.9)
Effective tax rate	(2.2)%	21.1%	27.4%

(1) Includes the effect of state flow-through ratemaking treatment.  In 2015, amounts reflect an agreement with the IRS on a 2011 audit related to electric transmission and distribution repairs deductions.

(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs in 2015 and 2014 as authorized by the 2014 GRC decision.  Amounts are impacted by the level of income before income taxes.

(3) Represents the effects of non-tax deductible fines and penalties associated with the Penalty Decision.  For more information about the Penalty Decision see “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

Utility Revenues and Costs that did not Impact Earnings

Fluctuations in revenues that did not impact earnings are primarily driven by procurement costs, see below for more detail.

Cost of Electricity

The Utility’s cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), transmission, fuel used in its own generation facilities, fuel supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

(in millions)	2015	2014	2013
Cost of purchased power (1)	$4,805	$5,266	$4,696
Fuel used in own generation facilities	294	349	320
Total cost of electricity	$5,099	$5,615	$5,016
Average cost of purchased power per kWh	$0.100	$0.101	$0.094
Total purchased power (in millions of kWh) (2)	48,175	52,008	49,941

(1) Cost of purchased power was impacted primarily by a decline in the market price of natural gas in 2015 compared to 2014.

(2) The decrease in purchased power resulted from an increase in generation from the Utility’s own generation facilities.  Gas-fired and nuclear generation increased during the year ended December 31, 2015 as compared to the same periods in 2014.

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

(in millions)	2015	2014	2013
Cost of natural gas sold	$518	$813	$807
Transportation cost of natural gas sold	145	141	161
Total cost of natural gas	$663	$954	$968
Average cost per Mcf (1) of natural gas sold (2)	$2.74	$4.37	$3.54
Total natural gas sold (in millions of Mcf)	189	186	228

(1) One thousand cubic feet

(2) Average cost of natural gas sold impacted primarily by a decline in the market price of natural gas in 2015 compared to 2014.

Operating and Maintenance Expenses

The Utility’s operating expenses that did not impact earnings include certain costs that the Utility is authorized to recover as incurred such as pension contributions and public purpose programs costs.  If the Utility were to spend more than authorized amounts, these expenses could have an impact to earnings.  For 2015, 2014, and 2013, no material amounts were incurred above authorized amounts.

LIQUIDITY AND FINANCIAL RESOURCES

Overview

The Utility’s ability to fund operations, finance capital expenditures, and make distributions to PG&E Corporation depends on the levels of its operating cash flows and access to the capital and credit markets. The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect related to its financing costs. The Utility generally utilizes equity contributions from PG&E Corporation and long-term senior unsecured debt issuances to maintain its CPUC-authorized long-term capital structure consisting of 52% equity and 48% debt and preferred stock.  (See “Ratemaking Mechanisms” in Item 1).  The Utility relies on short-term debt, including commercial paper, to fund temporary financing needs.

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

PG&E Corporation’s and the Utility’s credit ratings may be affected by the ultimate outcome of the pending enforcement and litigation matters.  Credit rating downgrades may increase the cost and availability of short-term borrowing, including commercial paper, the costs associated with credit facilities, and long-term debt costs.  In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability positions.  (See Note 9 of the Notes to the Consolidated Financial Statements in Item 8.)

PG&E Corporation’s equity contributions to the Utility are funded primarily through common stock issuances.  PG&E Corporation forecasts that it will issue between $600 million and $800 million in common stock during 2016, primarily to fund equity contributions to the Utility.  The Utility’s future equity needs will continue to be affected by charges incurred to comply with the Penalty Decision, by unrecoverable pipeline-related expenses, and by fines and penalties that may be imposed in connection with the matters described in “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 below. Common stock issuances by PG&E Corporation to fund these needs would have a material dilutive impact on PG&E Corporation’s EPS.

Cash and Cash Equivalents

PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds.  In addition to cash and cash equivalents, the Utility holds restricted cash that primarily consists of cash held in escrow pending the resolution of the remaining disputed claims that were filed in the Utility’s reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code.  (See “Resolution of Remaining Chapter 11 Disputed Claims” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)  The Utility is uncertain when and how the remaining disputed claims will be resolved.

Financial Resources

Debt and Equity Financings

The Utility issued $1.15 billion in long-term debt during the year ended December 31, 2015.  (See Note 4 of the Notes to the Consolidated Financial Statements in Item 8.)

In February 2015, PG&E Corporation entered into a new equity distribution agreement providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.  During 2015, PG&E Corporation sold   1.4 million shares of common stock under this agreement for cash proceeds of $74 million, net of commissions paid of $1 million.

In August 2015, PG&E Corporation sold 6.8 million shares of its common stock in an underwritten public offering for cash proceeds of $352 million, net of fees.

In addition, during 2015, PG&E Corporation sold 7.9 million shares of common stock under its 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans for total cash proceeds of $354 million.

The proceeds from equity issuances were used for general corporate purposes, including the contribution of equity into the Utility.  For the year ended December 31, 2015, PG&E Corporation made equity contributions to the Utility of $705 million, of which $300 million was used to pay a fine to the State General Fund as required by the Penalty Decision.  Additionally, PG&E Corporation and the Utility expect to continue to issue long-term and short-term debt for general corporate purposes and to maintain the CPUC-authorized capital structure during 2016.

Revolving Credit Facilities and Commercial Paper Programs

At December 31, 2015, PG&E Corporation and the Utility had $300 million and $1.9 billion available under their respective $300 million and $3.0 billion revolving credit facilities.  (See Note 4 of the Notes to the Consolidated Financial Statements in Item 8.)

The revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter.  At December 31, 2015, PG&E Corporation’s and the Utility’s total consolidated debt to total consolidated capitalization was 51% and 50%, respectively.  PG&E Corporation’s revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the outstanding common stock and at least 70% of the outstanding voting capital stock of the Utility.  In addition, the revolving credit facilities include usual and customary provisions regarding events of default and covenants including covenants limiting liens to those permitted under PG&E Corporation’s and the Utility’s senior note indentures, mergers, and imposing conditions on the sale of all or substantially all of PG&E Corporation’s and the Utility’s assets and other fundamental changes.  At December 31, 2015, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

Dividends

PG&E Corporation

For each of the quarters in 2015, 2014, and 2013, the Board of Directors of PG&E Corporation declared common stock dividends of $0.455 per share, for annual dividends of $1.82 per share.  Dividends paid to common stockholders by PG&E Corporation were $856 million in 2015, $828 million in 2014, and $782 million in 2013.  In December 2015, the Board of Directors of PG&E Corporation declared quarterly dividends of $0.455 per share, totaling $224 million, of which approximately $219 million was paid on January 15, 2016 to shareholders of record on December 31, 2015.

Utility

For each of the quarters in 2015, 2014, and 2013, the Utility’s Board of Directors declared common stock dividends in the aggregate amount of $179 million to PG&E Corporation for annual dividends paid of $716 million in each of 2015, 2014, and 2013.  In addition, the Utility paid $14 million of dividends on preferred stock in each of 2015, 2014, and 2013.  The Utility’s preferred stock is cumulative and any dividends in arrears must be paid before the Utility may pay any common stock dividends.  In December 2015, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on February 15, 2016, to shareholders of record on January 29, 2016.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$3,720	$3,619	$3,416
Net cash used in investing activities	(5,211)	(4,799)	(5,142)
Net cash provided by financing activities	1,495	1,170	1,597
Net change in cash and cash equivalents	$4	$(10)	$(129)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During 2015, net cash provided by operating activities increased by $101 million compared to 2014.  This increase was primarily due to higher base revenue collections authorized in the 2014 GRC and lower purchased power costs (see “Cost of Electricity” under “Results of Operations – Utility Revenues and Costs that did not Impact Earnings” above), offset by the payment of a $300 million fine to the State General Fund as required by the Penalty Decision.  During 2014, net cash provided by operating activities increased by $203 million compared to 2013.  This increase was primarily due to tax refunds received during 2014 compared to tax payments made during 2013 and additional collateral returned to the Utility in 2014 as compared to 2013, offset by higher purchased power costs (see “Cost of Electricity” under “Results of Operations – Utility Revenues and Costs that did not Impact Earnings” above).

Future cash flow from operating activities will be affected by various factors, including:

•

the shareholder-funded bill credit of $400 million to natural gas customers in 2016, as required by the Penalty Decision (see “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements);

•

the timing and amounts of other fines or penalties that may be imposed in connection with the criminal prosecution of the Utility and the remaining investigations and other enforcement matters (see “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 below);

•	the timing and outcome of ratemaking proceedings, including the 2015 GT&S rate case;

•

the timing and amount of costs the Utility incurs, but does not recover, associated with its natural gas system (including costs to implement remedial measures and $850 million to pay for designated pipeline safety projects and programs, as required by the Penalty Decision);

•	the timing and amount of tax payments (including the bonus depreciation extension), tax refunds, net collateral payments, and interest payments;

•	the timing of the resolution of the Chapter 11 disputed claims and the amount of principal and interest on these claims that the Utility will be required to pay.

Investing Activities

Net cash used in investing activities increased by $412 million during 2015 as compared to 2014 primarily due to an increase of $340 million in capital expenditures and an increase in net purchases of nuclear decommissioning trust investments in 2015 as compared to net proceeds associated with sales of nuclear decommissioning trust investments in 2014.  Net cash used in investing activities decreased by $343 million during 2014 as compared to 2013 primarily due a decrease of $374 million in capital expenditures.  This decrease was primarily due to lower PSEP-related capital expenditures and the absence of additional investment in the Utility’s photovoltaic program.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $5.4 billion and $5.6 billion in 2016.

Financing Activities

During 2015, net cash provided by financing activities increased by $325 million as compared to 2014.  During 2014, net cash provided by financing activities decreased by $427 million as compared to 2013.  Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date of existing debt instruments.  The Utility generally utilizes long-term debt issuances and equity contributions from PG&E Corporation to maintain its CPUC-authorized capital structure, and relies on short-term debt to fund temporary financing needs.

CONTRACTUAL COMMITMENTS

The following table provides information about PG&E Corporation’s and the Utility’s contractual commitments at December 31, 2015:

	Payment due by period
	Less Than	1-3	3-5	More Than
(in millions)	1 Year	Years	Years	5 Years	Total
Utility
Long-term debt (1):	$917	$2,991	$2,888	$22,150	$28,946
Purchase obligations (2):
Power purchase agreements:	3,453	6,508	6,035	31,824	47,820
Natural gas supply, transportation, and storage	421	255	208	543	1,427
Nuclear fuel agreements	113	196	231	185	725
Pension and other benefits (3)	388	776	776	388	2,328
Operating leases (2)	40	81	76	195	392
Preferred dividends (4)	14	28	28	-	70
PG&E Corporation
Long-term debt (1):	8	16	351	-	375
Total Contractual Commitments	$5,354	$10,851	$10,593	$55,285	$82,083

(1) Includes interest payments over the terms of the debt.  Interest is calculated using the applicable interest rate at December 31, 2015 and outstanding principal for each instrument with the terms ending at each instrument’s maturity.  (See Note 4 of the Notes to the Consolidated Financial Statements in Item 8.)

(2) See “Purchase Commitments” and “Other Commitments” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

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

Off-Balance Sheet Arrangements

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed in Note 13 of the Notes to the Consolidated Financial Statements (the Utility’s commodity purchase agreements) in Item 8.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 13 of the Notes to the Consolidated Financial Statements in Item 8. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s future financial results.

Department of Interior Inquiry

In September 2015, the Utility was notified that the U.S.  Department of Interior (“DOI”) had initiated an inquiry into whether the Utility should be suspended or debarred from entering into federal procurement and non-procurement contracts and programs citing the allegations contained in the superseding criminal indictment (See Note 13 in the Consolidated Financial Statements in Item 8).  The Utility filed its initial response on November 2, 2015, to demonstrate that it is a presently responsible contractor under federal procurement regulations and that it believes suspension or debarment is not appropriate.  It is uncertain when or if further action will be taken.

Pending Lawsuits and Claims

As of December 31, 2015, there were six purported derivative lawsuits seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

Four of the complaints were consolidated as the San Bruno Fire Derivative Cases and are pending in the Superior Court of California, County of San Mateo.  On August 28, 2015, the Superior Court overruled the demurrers filed by PG&E Corporation, the Utility and the individual director and officer defendants seeking to dismiss the San Bruno Fire Derivative Cases, based upon the plaintiffs’ failure to demand action by the Boards of PG&E Corporation and the Utility prior to filing the complaint.  After the ruling, and pursuant to co-petitions for writ of mandate previously filed by PG&E Corporation, the Utility, and the individual defendants, on September 3, 2015 the California Court of Appeal issued an order staying the San Bruno Fire Derivative Cases pending the court’s final determination whether to stay the matter altogether until the resolution of federal criminal proceedings against the Utility.  On September 30, 2015, PG&E Corporation, the Utility, and the individual defendants filed an additional petition for writ of mandate asking the Court of Appeal to review the lower court’s August 28 decision overruling their demurrers.  On October 22, 2015, the Court of Appeal issued a ruling declining to review the August 28 decision.  On December 8, 2015, the Court of Appeal issued a writ of mandate to the Superior Court, ordering the Superior Court to stay all proceedings in the San Bruno Fire Derivative Cases “pending conclusion of the federal criminal proceedings” against the Utility.  The other two derivative actions are entitled Tellardin v. PG&E Corp. et. al., pending in the Superior Court of California, San Mateo County, and Iron Workers Mid-South Pension Fund v. Johns, et. al., pending in the United States District Court for the Northern District of California.  PG&E Corporation, and the other defendants have not answered or otherwise responded to the complaints in these actions.  In the Tellardin action, the defendants must answer or respond to the complaint 30 days after the stay in the San Bruno Fire Derivative Cases is lifted.  In the Iron Workers action, the court has not established a deadline by which the defendants must answer or respond.  Case management conferences have been scheduled in both actions (March 21, 2016 in the Tellardin action and June 3, 2016 in the Iron Workers action), after which PG&E Corporation will have more information about any further proceedings in these actions.

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

In its application, the Utility stated that over the 2017-2019 GRC period the Utility plans to make average annual capital investments of approximately $4 billion in electric distribution, natural gas distribution and electric generation infrastructure, and to improve safety, reliability, and customer service. (These annual investments would be incremental to the Utility’s capital expenditures for electric and natural gas transmission infrastructure.)  The Utility also requested that the CPUC establish a ratemaking mechanism that would increase the Utility’s authorized revenues in 2018 and 2019, primarily to reflect increases in rate base due to capital investments in infrastructure and, to a lesser extent, anticipated increases in wages and other expenses. The Utility estimates that this mechanism would result in increases in revenue of $489 million in 2018 and an additional $390 million in 2019.

In October 2015, the Utility filed supplemental testimony to reduce its original revenue requirement request by approximately $17 million per year based on its forecast that it will incur approximately $61 million for unrecoverable costs to implement the remedies ordered in the Penalty Decision.

On February 22, 2016 the Utility will file an update of its forecasted increase, primarily to reflect the impact of the recent five-year extension of the federal tax code provisions regarding bonus depreciation.

According to the CPUC’s current procedural schedule, testimony from the ORA and other parties is due in April 2016, evidentiary hearings are to be held this summer, followed by a proposed decision to be released in November 2016 and a final CPUC decision to be issued in December 2016.  The Utility has requested that the CPUC issue an order directing that the authorized revenue requirement changes be effective January 1, 2017, even if the final decision is issued after that date.

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

The ORA has recommended a 2015 revenue requirement of $1.044 billion, an increase of $329 million over authorized amounts.  TURN recommended that the Utility not recover costs associated with hydrostatic testing for pipeline segments placed in service after January 1, 1956, as well as certain other work that TURN considers to be remedial.  TURN also recommended the disallowance of about $200 million of capital expenditures incurred over the period 2011 through 2014 and recommended that about $500 million of capital expenditures during this period be subject to a reasonableness review and an independent audit.  TURN states that the Utility’s cost recovery should not begin until the CPUC issues a decision on the independent audit. On December 18, 2015, the ORA filed a motion in the 2015 GT&S rate case for an Order to Show Cause why the Utility should not be sanctioned $163 million for intentional misrepresentations regarding its compliance with gas safety regulations regarding maximum allowable operating pressure for its gas transmission lines. On December 30, 2015, the Utility filed a response to this motion stating that it does not believe there is merit to the allegations. ORA filed a reply on January 11, 2016, reiterating its allegations.

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

Based on the scoping ruling and procedural schedule that was issued on June 11, 2015, the CPUC plans to issue an initial decision to authorize revenue requirements followed by a second decision to reduce the authorized revenue requirements by the costs of designated safety-related projects and programs up to the $850 million maximum cost disallowance imposed by the Penalty Decision. (See Note 13 in the Consolidated Financial Statements in Item 8 for more information about the CPUC’s Penalty Decision.) In accordance with an earlier CPUC decision regarding the Utility’s violation of the CPUC’s ex parte communication rules made in the GT&S rate case, the first decision could disallow the Utility from recovering up to a five-month portion of the revenue increase that may otherwise have been authorized. It is uncertain how much of the Utility’s costs to perform the safety-related projects and programs the CPUC will identify as counting toward the $850 million shareholder-funded obligation. If the Utility’s actual costs exceed costs that the CPUC counts towards the $850 million maximum, the Utility would record additional charges if such costs are not otherwise authorized by the CPUC.  Additionally, the Utility may record additional charges if the CPUC does not authorize capital spending from the prior rate case period. The authorized revenue requirements in the GT&S rate case would be retroactive to January 1, 2015. The ruling states that the case would be completed within 18 months of the date of the ruling, or by December 2016.

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

The CPUC stated that the initial phase of the proceeding was categorized as rate setting because it will consider issues both of fact and policy and because the Utility and PG&E Corporation do not face the prospect of fines, penalties, or remedies in this phase. Upon completion of the consultant’s report, the assigned Commissioner will determine the scope of and next actions in the proceeding. The timing scope and potential outcome of the investigation are uncertain.

Diablo Canyon Nuclear Power Plant

The NRC operating licenses for the two nuclear generation units at Diablo Canyon expire in 2024 and 2025.  In November 2009, the Utility filed an application with the NRC to seek the renewal of the operating licenses, a process which can take several years.  After the March 2011 earthquake in Japan that damaged nuclear facilities, the NRC granted the Utility’s request to delay processing its renewal application until certain advanced seismic studies of the fault zones in the region surrounding Diablo Canyon were completed.  The seismic studies have been completed and in September 2014, the Utility submitted a report to the NRC and the CPUC’s Independent Peer Review Panel (“IPRP”) that confirmed the seismic safety of the plant.  The IPRP is providing comments on the report and the Utility expects the IPRP to conclude their review and issue a final report in 2016.  In addition, the Utility has requested that the California State Lands Commission extend the leases for the land occupied by Diablo Canyon’s water intake and discharge structures from the current expiration dates in 2018 and 2019 to 2024 and 2025 when the NRC operating licenses are currently due to expire.  The California State Lands Commission has deferred acting on the application until later in 2016.  It is uncertain whether the leases will be extended or whether an environmental review will be required before the commission can issue a decision. Finally, the California Water Board is not expected to issue a final decision before January 1, 2017 to address how the Utility’s nuclear operations at Diablo Canyon must comply with the state’s policy regarding once-through cooling.  The Utility’s Diablo Canyon operations must be in compliance with the California Water Board’s policy by December 31, 2024.  Based on these and other factors, the Utility is continuing to assess its strategy for license renewal of Diablo Canyon.  (See Item 1A. Risk Factors and “Environmental Regulation” in Item 1.  For a discussion of the Utility’s nuclear decommissioning obligations, see Note 2: Summary of Significant Accounting Policies – Asset Retirement Obligations of the Notes to the Consolidated Financial Statements in Item 8.)

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

In addition, prompted by a methane gas leak from a natural gas storage facility located in Southern California, the California Legislature has begun to consider adopting new legislation to address natural gas storage operations in California, including increased oversight of natural gas storage facilities and the adoption of new safety and reliability measures.  The California Governor also issued an emergency proclamation that requires various state agencies to take immediate action, as discussed below.

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

Natural Gas Storage Facilities

On January 6, 2016 the California Governor ordered the Division of Oil, Gas and Geothermal Resources (“DOGGR”) to issue emergency regulations to require gas storage facility operators throughout California, including the Utility, to comply with new safety and reliability measures, including minimum daily inspection of gas storage well heads (using gas leak detection technology such as infrared imaging), ongoing verification of the mechanical integrity of all gas storage wells, ongoing measurement of annular gas pressure or annular gas flow within wells, regular testing of all safety valves used in wells, establishing minimum and maximum pressure limits for each gas storage facility in the state, and establishing  a comprehensive risk management plan that evaluates and prepares for risks at each facility, including corrosion potential of pipes and equipment.  The Utility may incur significant costs to comply with the new regulations but anticipates that it would be able to recover such costs through rates.

The DOGGR, the CPUC, the CARB, and the CEC will be required to submit to the California Governor's Office a report that assesses the long-term viability of natural gas storage facilities in California.  The report will address operational safety and potential health risks, methane emissions, supply reliability for gas and electricity demand in California, and the role of storage facilities and natural gas infrastructure in the State's long-term GHG emission reduction strategies.

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

Electric Rate Reform and Net Energy Metering (“NEM”)

On July 3, 2015, the CPUC approved a final decision to authorize the California investor–owned utilities to gradually flatten their tiered residential electric rate structures from four tiers to two tiers by January 1, 2019.  The decision approved increased minimum bill charges for residential customers and also allows the imposition of a surcharge on customers with extremely high electricity use beginning in 2017.  The decision requires the Utility to file a proposal by January 1, 2018, to charge residential electric customers based on time-of-use rates unless customers elect otherwise (known as “default time-of-use rates”).  The Utility also may propose to impose a fixed charge on residential electric customers.  Under the CPUC’s decision, default time-of-use rates must be implemented before the CPUC will permit the imposition of a fixed charge in electric rates.

In January 2016, the CPUC adopted new NEM rules and rates.  The new rules and rates are expected to become effective for new NEM customers of the Utility later in 2016.  New NEM customers will be required to pay an interconnection fee, will go on time of use rates, and will be required to pay non-bypassable charges to help fund some of the costs of low income, energy efficiency, and other programs that other customers pay.

Electric Vehicle (EV) Infrastructure Development

In December 2014, the CPUC issued a decision adopting a policy to expand the California utilities’ role in developing an EV charging infrastructure to support California’s climate goals.  On February 9, 2015, the Utility filed an application requesting that the CPUC approve the Utility’s proposal to deploy, own, and maintain more than 25,000 EV charging stations and the associated infrastructure.  The Utility proposed to engage with third party EV equipment and service providers to operate and maintain the charging stations.  The Utility requested that the CPUC approve forecasted capital expenditures of $551 million over the 5 year deployment period.

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

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations.  The Utility is also required to take measures to abate the effects of the contamination on the environment. At December 31, 2015, $140 million and $300 million was accrued in the Consolidated Balances Sheets for estimated undiscounted remediation costs associated with the Hinkley site and the Topock site, respectively.  Costs associated with the Hinkley site are not recovered through rates.  (See “Environmental Remediation Contingencies” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

RISK MANAGEMENT ACTIVITIES

The Utility and PG&E Corporation, mainly through its ownership of the Utility, are exposed to risks associated with adverse changes in commodity prices, interest rates, and counterparty credit.

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for non-speculative purposes (i.e., risk mitigation).  The Utility’s risk management activities include the use of energy and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.

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

The Utility’s current authorized revenue requirement for natural gas transportation and storage service to non-core customers is not balancing account protected. The Utility recovers these costs through fixed reservation charges and volumetric charges from long-term contracts, resulting in price and volumetric risk. (See “2015 Gas Transmission and Storage Rate Case” above.)

The Utility uses value-at-risk to measure its shareholders’ exposure to these risks. The Utility’s value-at-risk was approximately $2 million and $1 million at December 31, 2015 and 2014, respectively.  During 2015, the Utility’s approximate high, low, and average values-at-risk were $2 million, $1 million and $2 million, respectively. During 2014, the value-at-risk amounts were $9 million, $1 million and $5 million, respectively.  (See Note 9 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of price risk management activities.)

Interest Rate Risk

Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates.  At December 31, 2015 and 2014, if interest rates changed by 1% for all PG&E Corporation and Utility variable rate long-term debt, short-term debt, and cash investments, the impact on net income over the next 12 months would be $11 million and $9 million, respectively, based on net variable rate debt and other interest rate-sensitive instruments outstanding.  (See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of interest rates.)

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

The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  The Utility executes many energy contracts under master commodity enabling agreements that may require security (referred to as “Credit Collateral” in the table below).  Credit collateral may be in the form of cash or letters of credit.  The Utility may accept other forms of performance assurance in the form of corporate guarantees of acceptable credit quality or other eligible securities (as deemed appropriate by the Utility).  Credit collateral or performance assurance may be required from counterparties when current net receivables and replacement cost exposure exceed contractually specified limits.

The following table summarizes the Utility’s energy procurement credit risk exposure to its counterparties:

Net Credit
				Number of	Exposure to
	Gross Credit			Wholesale	Wholesale
	Exposure			Customers or	Customers or
	Before Credit	Credit	Net Credit	Counterparties	Counterparties
(in millions)	Collateral (1)	Collateral	Exposure (2)	>10%	>10%
December 31, 2015	$64	$(11)	$53	4	39
December 31, 2014	88	$(18)	$70	3	29

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

Regulatory Accounting

As a regulated entity, the Utility records regulatory assets and liabilities for amounts that are deemed probable of recovery from, or refund to, customers. These amounts would otherwise be recorded to expense or income under GAAP.  Refer to “Regulation and Regulated Operations” in Note 2 as well as Note 3 of the Notes to the Consolidated Financial Statements in Item 8.  At December 31, 2015, PG&E Corporation and the Utility reported regulatory assets (including current regulatory balancing accounts receivable) of $9.3 billion and regulatory liabilities (including current balancing accounts payable) of $7.7 billion.

Determining probability requires significant judgment by management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals.  For some of the Utility’s regulatory assets, including utility retained generation, the Utility has determined that the costs are recoverable based on specific approval from the CPUC. The Utility also records a regulatory asset when a mechanism is in place to recover current expenditures and historical experience indicates that recovery of incurred costs is probable, such as the regulatory assets for pension benefits; deferred income tax; price risk management; and unamortized loss, net of gain, on reacquired debt.  The CPUC has not denied the recovery of any material costs previously recognized by the Utility as regulatory assets for the periods presented.  If the Utility determined that it is no longer probable that regulatory assets would be recovered or reflected in future rates, or if the Utility ceased to be subject to rate regulation, the regulatory assets would be charged against income in the period in which that determination was made.  If regulatory accounting did not apply, the Utility’s future financial results could become more volatile as compared to historical financial results due to the differences in the timing of expense or revenue recognition.

In addition, regulatory accounting standards require recognition of a loss if it becomes probable that capital expenditures will be disallowed for ratemaking purposes and if a reasonable estimate of the amount of the disallowance can be made. Such assessments require significant judgment by management regarding probability of recovery, as described above, and the ultimate cost of construction of capital assets. The Utility records a loss to the extent capital costs are expected to exceed the amount to be recovered.  The Utility records a provision based on its best estimate; to the extent there is a high degree of uncertainty in the Utility’s forecast, it will record a provision based on the lower end of the range of possible losses.  The Utility’s capital forecasts involve a series of complex judgments regarding detailed project plans, estimates included in third-party contracts, historical cost experience for similar projects, permitting requirements, environmental compliance standards, and a variety of other factors.  The Utility recorded charges of $407 million in 2015 for estimated capital spending that is probable of disallowance related to the Penalty Decision.  Management will continue to evaluate and estimate capital spending that may be probable of disallowance in future periods.  These estimates are subject to adjustment based on the final 2015 GT&S rate case decision which is expected in 2016.  The Utility also recorded $116 million and $196 million in 2014 and 2013, respectively, for PSEP capital costs that are expected to exceed the amount to be recovered.  See “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.  Management will continue to periodically assess its safety-related capital costs and the related CPUC regulatory proceedings, and further charges could be required in future periods.

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

At December 31, 2015 and 2014, the Utility’s accruals for undiscounted gross environmental liabilities were $969 million and $954 million, respectively.  The Utility’s undiscounted future costs could increase to as much as $1.9 billion if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs, and could increase further if the Utility chooses to remediate beyond regulatory requirements.  Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, estimated costs may vary significantly from actual costs, and the amount of additional future costs may be material to results of operations in the period in which they are recognized.

Legal and Regulatory Matters

PG&E Corporation and the Utility are subject to various laws and regulations and, in the normal course of business, are named as parties in a number of claims and lawsuits.  In addition, penalties may be incurred for failure to comply with federal, state, or local laws and regulations.  PG&E Corporation and the Utility record a provision for a loss contingency when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  PG&E Corporation and the Utility evaluate the range of reasonably estimated losses and record a provision based on the lower end of the range, unless an amount within the range is a better estimate than any other amount.  The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Loss contingencies are reviewed quarterly and estimates are adjusted to reflect the impact of all known information, such as negotiations, discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.  PG&E Corporation’s and the Utility’s policy is to exclude anticipated legal costs from the provision for loss and expense these costs as incurred.  (See “Enforcement and Litigation Matters” and “Legal and Regulatory Contingencies” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

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

At December 31, 2015, the Utility’s recorded ARO for the estimated cost of retiring these long-lived assets was $3.6 billion.  Changes in these estimates and assumptions could materially affect the amount of the recorded ARO for these assets. For example, a premature shutdown of the nuclear facilities at Diablo Canyon would increase the likelihood of an earlier start to decommissioning and cause an increase in the ARO.  If the inflation adjustment or discount rate increased 25 basis points, the result would be an immaterial impact to ARO.

Pension and Other Postretirement Benefit Plans

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan for eligible employees as well as contributory postretirement health care and medical plans for eligible retirees and their eligible dependents, and non-contributory postretirement life insurance plans for eligible employees and retirees.  Adjustments to the pension and other benefit obligation are based on the differences between actuarial assumptions and actual plan results.  These amounts are deferred in accumulated other comprehensive income (loss) and amortized into income on a gradual basis. The differences between pension benefit expense recognized in accordance with GAAP and amounts recognized for ratemaking purposes are recorded as regulatory assets or liabilities as amounts are probable of recovery from customers.  To the extent the other benefits are in an overfunded position, the Utility records a regulatory liability. (See Note 3 of the Notes to the Consolidated Financial Statements in Item 8.)

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

In establishing health care cost assumptions, PG&E Corporation and the Utility consider recent cost trends and projections from industry experts.  This evaluation suggests that current rates of inflation are expected to continue in the near term.  In recognition of continued high inflation in health care costs and given the design of PG&E Corporation’s plans, the assumed health care cost trend rate for 2015 is 7.2%, gradually decreasing to the ultimate trend rate of 4% in 2024 and beyond.

Expected rates of return on plan assets were developed by estimating future stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average rate of return on plan assets.  Fixed-income returns were projected based on real maturity and credit spreads added to a long-term inflation rate.  Equity returns were projected based on estimates of dividend yield and real earnings growth added to a long-term rate of inflation.  For the Utility’s defined benefit pension plan, the assumed return of 6.1% compares to a ten-year actual return of 7.8%.

The rate used to discount pension benefits and other benefits was based on a yield curve developed from market data of approximately 688 Aa-grade non-callable bonds at December 31, 2015.  This yield curve has discount rates that vary based on the duration of the obligations.  The estimated future cash flows for the pension and other postretirement benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The following reflects the sensitivity of pension costs and projected benefit obligation to changes in certain actuarial assumptions:

	Increase		Increase in Projected
	(Decrease) in	Increase in 2015 Pension	Benefit Obligation at
(in millions)	Assumption	Costs	December 31, 2015
Discount rate	(0.50)%	$119	$1,227
Rate of return on plan assets	(0.50)%	70	-
Rate of increase in compensation	0.50%	59	285

The following reflects the sensitivity of other postretirement benefit costs and accumulated benefit obligation to changes in certain actuarial assumptions:

	Increase	Increase in 2015	Increase in Accumulated
	(Decrease) in	Other Postretirement	Benefit Obligation at
(in millions)	Assumption	Benefit Costs	December 31, 2015
Health care cost trend rate	0.50%	$4	$56
Discount rate	(0.50)%	4	123
Rate of return on plan assets	(0.50)%	10	-

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to the Consolidated Financial Statements.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s judgment and opinions and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated costs, including penalties and fines, associated with various investigations and proceedings; forecasts of pipeline-related expenses that the Utility will not recover through rates; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to regulatory assets and liabilities, environmental remediation, litigation, third-party claims, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  These forward-looking statements are subject to various risks and uncertainties, the realization or resolution of which may be outside of management’s control. Actual results could differ materially.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•	the timing and outcomes of the 2015 GT&S rate case, the 2017 GRC, the TO rate cases, and other ratemaking and regulatory proceedings;

•

the timing and outcomes of the federal criminal prosecution of the Utility, the pending CPUC investigation of the Utility’s natural gas distribution record-keeping practices, the SED’s unresolved enforcement matters relating to the Utility’s compliance with natural gas-related laws and regulations, and the other investigations that have been or may be commenced relating to the Utility’s compliance with natural gas-related laws and regulations, and the ultimate amount of fines, penalties, and remedial costs that the Utility may incur in connection with the outcomes;

•

the timing and outcome of the CPUC’s investigation of communications between the Utility and the CPUC that may have violated the CPUC’s rules regarding ex parte communications or are otherwise alleged to be improper, whether additional criminal or regulatory investigations or enforcement actions are commenced with respect to allegedly improper communications, and whether such matters negatively affect the final decisions to be issued in the 2015 GT&S rate case or other ratemaking proceedings;

•

whether PG&E Corporation and the Utility are able to repair the harm to their reputations caused by the criminal prosecution of the Utility, the state and federal investigations of natural gas incidents, matters relating to the indicted case, improper communications between the CPUC and the Utility; and the Utility’s ongoing work to remove encroachments from transmission pipeline rights-of-way;

•

whether the Utility can control its costs within the authorized levels of spending, the extent to which the Utility incurs unrecoverable costs that are higher than the forecasts of such costs, and changes in cost forecasts or the scope and timing of planned work resulting from changes in customer demand for electricity and natural gas or other reasons;

•

the amount and timing of additional common stock and debt issuances by PG&E Corporation, including the dilutive impact of common stock issuances to fund PG&E Corporation’s equity contributions to the Utility as the Utility incurs charges and costs, including fines, that it cannot recover through rates;

•

the outcome of the CPUC’s investigation into the Utility’s safety culture, and future legislative or regulatory actions that may be taken to require the Utility to separate its electric and natural gas businesses, restructure into separate entities, undertake some other corporate restructuring, or implement corporate governance changes;

•

the outcomes of future investigations or other enforcement proceedings that may be commenced relating to the Utility’s compliance with laws, rules, regulations, or orders applicable to its operations, including the construction, expansion or replacement of its electric and gas facilities; inspection and maintenance practices, customer billing and privacy, and physical and cyber security;

•

the impact of environmental remediation laws, regulations, and orders; the ultimate amount of costs incurred to discharge the Utility’s known and unknown remediation obligations; and the extent to which the Utility is able to recover environmental costs in rates or from other sources;

•	the ultimate amount of unrecoverable environmental costs the Utility incurs associated with the Utility’s natural gas compressor station site located near Hinkley, California;

•

the impact of new legislation or NRC regulations, recommendations, policies, decisions, or orders relating to the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, cooling water intake, or other issues; the impact of actions taken by state agencies,  including the California State Water Resources Board and the California State Lands Commission, that may affect the Utility’s ability to continue operating Diablo Canyon; and whether the Utility decides to resume its pursuit to renew the two Diablo Canyon NRC operating licenses, and if so, whether the licenses are renewed;

•

the impact of droughts or other weather-related conditions or events, wildfires (such as the Butte fire), climate change, natural disasters, acts of terrorism, war, or vandalism (including cyber-attacks), and other events, that can cause unplanned outages, reduce generating output, disrupt the Utility’s service to customers, or damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies; whether the Utility incurs liability to third parties for property damage or personal injury caused by such events; and whether the Utility is subject to civil, criminal, or regulatory penalties in connection with such events;

•

how the CPUC and the CARB implement state environmental laws relating to GHG, renewable energy targets, energy efficiency standards, distributed energy resources, electric vehicles, and similar matters, including whether the Utility is able to continue recovering associated compliance costs, such as the cost of emission allowances and offsets under cap-and-trade regulations, and whether the Utility is able to timely recover its associated investment costs;

•	whether the Utility’s climate change adaptation strategies are successful;

•

the impact that reductions in customer demand for electricity and natural gas have on the Utility’s ability to make and recover its investments through rates and earn its authorized return on equity, and whether the Utility’s business strategy to address the impact of growing distributed and renewable generation resources and changing customer demand for natural gas and electric services is successful;

•

the supply and price of electricity, natural gas, and nuclear fuel; the extent to which the Utility can manage and respond to the volatility of energy commodity prices; the ability of the Utility and its counterparties to post or return collateral in connection with price risk management activities; and whether the Utility is able to recover timely its electric generation and energy commodity costs through rates, including its renewable energy procurement costs;

•

whether the Utility’s information technology, operating systems and networks, including the advanced metering system infrastructure, customer billing, financial, records management, and other systems, can continue to function accurately while meeting regulatory requirements; whether the Utility is able to protect its operating systems and networks from damage, disruption, or failure caused by cyber-attacks, computer viruses, or other hazards; whether the Utility’s security measures are sufficient to protect against unauthorized or inadvertent disclosure of information contained in such systems and networks, including confidential proprietary information and the personal information of customers; and whether the Utility can continue to rely on third-party vendors and contractors that maintain and support some of the Utility’s information technology and operating systems;

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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see Item. 1A. Risk Factors above and our detailed discussion of these matters contained elsewhere in MD&A.  PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is set forth under the heading “Risk Management Activities,” in MD&A in Item 7 and in Note 9: Derivatives and Note 10: Fair Value Measurements of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PG&E Corporation

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Operating Revenues
Electric	$13,657	$13,658	$12,494
Natural gas	3,176	3,432	3,104
Total operating revenues	16,833	17,090	15,598
Operating Expenses
Cost of electricity	5,099	5,615	5,016
Cost of natural gas	663	954	968
Operating and maintenance	6,951	5,638	5,775
Depreciation, amortization, and decommissioning	2,612	2,433	2,077
Total operating expenses	15,325	14,640	13,836
Operating Income	1,508	2,450	1,762
Interest income	9	9	9
Interest expense	(773)	(734)	(715)
Other income, net	117	70	40
Income Before Income Taxes	861	1,795	1,096
Income tax (benefit) provision	(27)	345	268
Net Income	888	1,450	828
Preferred stock dividend requirement of subsidiary	14	14	14
Income Available for Common Shareholders	$874	$1,436	$814
Weighted Average Common Shares Outstanding, Basic	484	468	444
Weighted Average Common Shares Outstanding, Diluted	487	470	445
Net Earnings Per Common Share, Basic	$1.81	$3.07	$1.83
Net Earnings Per Common Share, Diluted	$1.79	$3.06	$1.83

See accompanying Notes to the Consolidated Financial Statements.

PG&E Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2015	2014	2013
Net Income	$888	$1,450	$828
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0, $10, and $80, at respective dates)	(1)	(14)	113
Net change in investments
(net of taxes of $12, $17, and $26 at respective dates)	(17)	(25)	38
Total other comprehensive income (loss)	(18)	(39)	151
Comprehensive Income	870	1,411	979
Preferred stock dividend requirement of subsidiary	14	14	14
Comprehensive Income Attributable to Common Shareholders	$856	$1,397	$965

See accompanying Notes to the Consolidated Financial Statements.

PG&E Corporation

CONSOLIDATED BALANCE SHEETS

(in millions)

	Balance at December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$123	$151
Restricted cash	234	298
Accounts receivable
Customers (net of allowance for doubtful accounts of $54 and $66
at respective dates)	1,106	960
Accrued unbilled revenue	855	776
Regulatory balancing accounts	1,760	2,266
Other	286	377
Regulatory assets	517	444
Inventories
Gas stored underground and fuel oil	126	172
Materials and supplies	313	304
Income taxes receivable	155	198
Other	347	443
Total current assets	5,822	6,389
Property, Plant, and Equipment
Electric	48,532	45,162
Gas	16,749	15,678
Construction work in progress	2,059	2,220
Other	2	2
Total property, plant, and equipment	67,342	63,062
Accumulated depreciation	(20,619)	(19,121)
Net property, plant, and equipment	46,723	43,941
Other Noncurrent Assets
Regulatory assets	7,029	6,322
Nuclear decommissioning trusts	2,470	2,421
Income taxes receivable	135	91
Other	1,160	963
Total other noncurrent assets	10,794	9,797
TOTAL ASSETS	$63,339	$60,127

See accompanying Notes to the Consolidated Financial Statements.

PG&E Corporation

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	Balance at December 31,
	2015	2014
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,019	$633
Long-term debt, classified as current	160	-
Accounts payable
Trade creditors	1,414	1,244
Regulatory balancing accounts	715	1,090
Other	398	476
Disputed claims and customer refunds	454	434
Interest payable	206	197
Other	1,997	1,846
Total current liabilities	6,363	5,920
Noncurrent Liabilities
Long-term debt	16,030	15,050
Regulatory liabilities	6,321	6,290
Pension and other postretirement benefits	2,622	2,561
Asset retirement obligations	3,643	3,575
Deferred income taxes	9,206	8,513
Other	2,326	2,218
Total noncurrent liabilities	40,148	38,207
Commitments and Contingencies (Note 13)
Equity
Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares;
492,025,443 and 475,913,404 shares outstanding at respective dates	11,282	10,421
Reinvested earnings	5,301	5,316
Accumulated other comprehensive (loss) income	(7)	11
Total shareholders' equity	16,576	15,748
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	16,828	16,000
TOTAL LIABILITIES AND EQUITY	$63,339	$60,127

See accompanying Notes to the Consolidated Financial Statements.

PG&E Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$888	$1,450	$828
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	2,612	2,433	2,077
Allowance for equity funds used during construction	(107)	(100)	(101)
Deferred income taxes and tax credits, net	693	690	1,075
Disallowed capital expenditures	407	116	196
Other	326	286	355
Effect of changes in operating assets and liabilities:
Accounts receivable	(177)	13	(152)
Inventories	37	(22)	(10)
Accounts payable	(55)	(61)	113
Income taxes receivable/payable	43	376	(363)
Other current assets and liabilities	(315)	205	(469)
Regulatory assets, liabilities, and balancing accounts, net	(244)	(1,642)	(202)
Other noncurrent assets and liabilities	(355)	(67)	80
Net cash provided by operating activities	3,753	3,677	3,427
Cash Flows from Investing Activities
Capital expenditures	(5,173)	(4,833)	(5,207)
Decrease in restricted cash	64	3	29
Proceeds from sales and maturities of nuclear decommissioning
trust investments	1,268	1,336	1,619
Purchases of nuclear decommissioning trust investments	(1,392)	(1,334)	(1,604)
Other	22	114	56
Net cash used in investing activities	(5,211)	(4,714)	(5,107)
Cash Flows from Financing Activities
Borrowings (repayments) under revolving credit facilities	-	(260)	140
Net issuances (repayments) of commercial paper, net of discount
of $3, $2, and $2 at respective dates	683	(583)	542
Proceeds from issuance of short-term debt, net of issuance costs	-	300	-
Short-term debt matured	(300)	-	-
Proceeds from issuance of long-term debt, net of premium, discount,
and issuance costs of $27, $17 and $18 at respective dates	1,123	2,308	1,532
Repayments of long-term debt	-	(889)	(861)
Common stock issued	780	802	1,045
Common stock dividends paid	(856)	(828)	(782)
Other	-	42	(41)
Net cash provided by financing activities	1,430	892	1,575
Net change in cash and cash equivalents	(28)	(145)	(105)
Cash and cash equivalents at January 1	151	296	401
Cash and cash equivalents at December 31	$123	$151	$296

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(684)	$(633)	$(623)
Income taxes, net	77	501	(41)
Supplemental disclosures of noncash investing and financing
activities
Common stock dividends declared but not yet paid	$224	$217	$208
Capital expenditures financed through accounts payable	440	339	322
Noncash common stock issuances	21	21	22
Terminated capital leases	-	71	-

See accompanying Notes to the Consolidated Financial Statements.

PG&E Corporation

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share amounts)

						Non
				Accumulated		controlling
				Other		Interest -
	Common	Common		Comprehensive	Total	Preferred
	Stock	Stock	Reinvested	Income	Shareholders'	Stock of	Total
	Shares	Amount	Earnings	(Loss)	Equity	Subsidiary	Equity
Balance at December 31, 2012	430,718,293	$8,428	$4,747	$(101)	$13,074	$252	$13,326
Net income	-	-	828	-	828	-	828
Other comprehensive income	-	-	-	151	151	-	151
Common stock issued, net	25,952,131	1,067	-	-	1,067	-	1,067
Stock-based compensation amortization	-	56	-	-	56	-	56
Common stock dividends declared	-	-	(819)	-	(819)	-	(819)
Tax expense from employee stock plans	-	(1)	-	-	(1)	-	(1)
Preferred stock dividend requirement of
subsidiary	-	-	(14)	-	(14)	-	(14)
Balance at December 31, 2013	456,670,424	$9,550	$4,742	$50	$14,342	$252	$14,594
Net income	-	-	1,450	-	1,450	-	1,450
Other comprehensive loss	-	-	-	(39)	(39)	-	(39)
Common stock issued, net	19,242,980	823	-	-	823	-	823
Stock-based compensation amortization	-	65	-	-	65	-	65
Common stock dividends declared	-	-	(862)	-	(862)	-	(862)
Tax expense from employee stock plans	-	(17)	-	-	(17)	-	(17)
Preferred stock dividend requirement of
subsidiary	-	-	(14)	-	(14)	-	(14)
Balance at December 31, 2014	475,913,404	$10,421	$5,316	$11	$15,748	$252	$16,000
Net income	-	-	888	-	888	-	888
Other comprehensive loss	-	-	-	(18)	(18)	-	(18)
Common stock issued, net	16,112,039	801	-	-	801	-	801
Stock-based compensation amortization	-	66	-	-	66	-	66
Common stock dividends declared	-	-	(889)	-	(889)	-	(889)
Tax expense from employee stock plans	-	(6)	-	-	(6)	-	(6)
Preferred stock dividend requirement of
subsidiary	-	-	(14)	-	(14)	-	(14)
Balance at December 31, 2015	492,025,443	$11,282	$5,301	$(7)	$16,576	$252	$16,828

See accompanying Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	Year ended December 31,
	2015	2014	2013
Operating Revenues
Electric	$13,657	$13,656	$12,489
Natural gas	3,176	3,432	3,104
Total operating revenues	16,833	17,088	15,593
Operating Expenses
Cost of electricity	5,099	5,615	5,016
Cost of natural gas	663	954	968
Operating and maintenance	6,949	5,635	5,742
Depreciation, amortization, and decommissioning	2,611	2,432	2,077
Total operating expenses	15,322	14,636	13,803
Operating Income	1,511	2,452	1,790
Interest income	8	8	8
Interest expense	(763)	(720)	(690)
Other income, net	87	77	84
Income Before Income Taxes	843	1,817	1,192
Income tax (benefit) provision	(19)	384	326
Net Income	862	1,433	866
Preferred stock dividend requirement	14	14	14
Income Available for Common Stock	$848	$1,419	$852

See accompanying Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2015	2014	2013
Net Income	$862	$1,433	$866
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $1, $6, and $75, at respective dates)	(2)	(8)	106
Total other comprehensive income (loss)	(2)	(8)	106
Comprehensive Income	$860	$1,425	$972

See accompanying Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company

CONSOLIDATED BALANCE SHEETS

(in millions)

	Balance at December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$59	$55
Restricted cash	234	298
Accounts receivable
Customers (net of allowance for doubtful accounts of $54 and $66
at respective dates)	1,106	960
Accrued unbilled revenue	855	776
Regulatory balancing accounts	1,760	2,266
Other	284	375
Regulatory assets	517	444
Inventories
Gas stored underground and fuel oil	126	172
Materials and supplies	313	304
Income taxes receivable	130	168
Other	346	409
Total current assets	5,730	6,227
Property, Plant, and Equipment
Electric	48,532	45,162
Gas	16,749	15,678
Construction work in progress	2,059	2,220
Total property, plant, and equipment	67,340	63,060
Accumulated depreciation	(20,617)	(19,120)
Net property, plant, and equipment	46,723	43,940
Other Noncurrent Assets
Regulatory assets	7,029	6,322
Nuclear decommissioning trusts	2,470	2,421
Income taxes receivable	135	91
Other	1,053	864
Total other noncurrent assets	10,687	9,698
TOTAL ASSETS	$63,140	$59,865

See accompanying Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	Balance at December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,019	$633
Long-term debt, classified as current	160	-
Accounts payable
Trade creditors	1,414	1,243
Regulatory balancing accounts	715	1,090
Other	418	444
Disputed claims and customer refunds	454	434
Interest payable	203	195
Other	1,750	1,604
Total current liabilities	6,133	5,643
Noncurrent Liabilities
Long-term debt	15,680	14,700
Regulatory liabilities	6,321	6,290
Pension and other postretirement benefits	2,534	2,477
Asset retirement obligations	3,643	3,575
Deferred income taxes	9,487	8,773
Other	2,282	2,178
Total noncurrent liabilities	39,947	37,993
Commitments and Contingencies (Note 13)
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares;
264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	7,215	6,514
Reinvested earnings	8,262	8,130
Accumulated other comprehensive income	3	5
Total shareholders' equity	17,060	16,229
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$63,140	$59,865

See accompanying Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$862	$1,433	$866
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	2,611	2,432	2,077
Allowance for equity funds used during construction	(107)	(100)	(101)
Deferred income taxes and tax credits, net	714	731	1,103
Disallowed capital expenditures	407	116	196
Other	263	226	299
Effect of changes in operating assets and liabilities:
Accounts receivable	(177)	16	(152)
Inventories	37	(22)	(10)
Accounts payable	(2)	(55)	99
Income taxes receivable/payable	38	395	(377)
Other current assets and liabilities	(342)	155	(404)
Regulatory assets, liabilities, and balancing accounts, net	(244)	(1,642)	(202)
Other noncurrent assets and liabilities	(340)	(66)	22
Net cash provided by operating activities	3,720	3,619	3,416
Cash Flows from Investing Activities
Capital expenditures	(5,173)	(4,833)	(5,207)
Decrease in restricted cash	64	3	29
Proceeds from sales and maturities of nuclear decommissioning
trust investments	1,268	1,336	1,619
Purchases of nuclear decommissioning trust investments	(1,392)	(1,334)	(1,604)
Other	22	29	21
Net cash used in investing activities	(5,211)	(4,799)	(5,142)
Cash Flows from Financing Activities
Net issuances (repayments) of commercial paper, net of discount
of $3, $2, and $2 at respective dates	683	(583)	542
Proceeds from issuance of short-term debt, net of issuance costs	-	300	-
Short-term debt matured	(300)	-	-
Proceeds from issuance of long-term debt, net of premium,
discount, and issuance costs of $27, $14, and $18 at respective dates	1,123	1,961	1,532
Long-term debt matured or repurchased	-	(539)	(861)
Preferred stock dividends paid	(14)	(14)	(14)
Common stock dividends paid	(716)	(716)	(716)
Equity contribution from PG&E Corporation	705	705	1,140
Other	14	56	(26)
Net cash provided by financing activities	1,495	1,170	1,597
Net change in cash and cash equivalents	4	(10)	(129)
Cash and cash equivalents at January 1	55	65	194
Cash and cash equivalents at December 31	$59	$55	$65

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(675)	$(618)	$(600)
Income taxes, net	77	500	(62)
Supplemental disclosures of noncash investing and financing
activities
Capital expenditures financed through accounts payable	$440	$339	$322
Terminated capital leases	-	71	-

See accompanying Notes to the Consolidated Financial Statements.

Pacific Gas and Electric Company

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Reinvested	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	$258	$1,322	$4,682	$7,291	$(93)	$13,460
Net income	-	-	-	866	-	866
Other comprehensive income	-	-	-	-	106	106
Equity contribution	-	-	1,140	-	-	1,140
Tax expense from employee stock plans	-	-	(1)	-	-	(1)
Common stock dividend	-	-	-	(716)	-	(716)
Preferred stock dividend	-	-	-	(14)	-	(14)
Balance at December 31, 2013	$258	$1,322	$5,821	$7,427	$13	$14,841
Net income	-	-	-	1,433	-	1,433
Other comprehensive loss	-	-	-	-	(8)	(8)
Equity contribution	-	-	705	-	-	705
Tax expense from employee stock plans	-	-	(12)	-	-	(12)
Common stock dividend	-	-	-	(716)	-	(716)
Preferred stock dividend	-	-	-	(14)	-	(14)
Balance at December 31, 2014	$258	$1,322	$6,514	$8,130	$5	$16,229
Net income	-	-	-	862	-	862
Other comprehensive loss	-	-	-	-	(2)	(2)
Equity contribution	-	-	705	-	-	705
Tax expense from employee stock plans	-	-	(4)	-	-	(4)
Common stock dividend	-	-	-	(716)	-	(716)
Preferred stock dividend	-	-	-	(14)	-	(14)
Balance at December 31, 2015	$258	$1,322	$7,215	$8,262	$3	$17,060

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

This is a combined annual report of PG&E Corporation and the Utility.  PG&E Corporation’s consolidated financial statements include the accounts of PG&E Corporation, the Utility, and other wholly owned and controlled subsidiaries.  The Utility’s consolidated financial statements include the accounts of the Utility and its wholly owned and controlled subsidiaries.  All intercompany transactions have been eliminated in consolidation. The Notes to the Consolidated Financial Statements apply to both PG&E Corporation and the Utility.  PG&E Corporation and the Utility assess financial performance and allocate resources on a consolidated basis (i.e., the companies operate in one segment).

The accompanying consolidated financial statements have been prepared in conformity with GAAP and in accordance with the reporting requirements of Form 10-K.  The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Some of the more significant estimates and assumptions relate to the Utility’s regulatory assets and liabilities, legal and regulatory contingencies, environmental remediation liabilities, AROs, and pension and other postretirement benefit plans obligations.  Management believes that its estimates and assumptions reflected in the consolidated financial statements are appropriate and reasonable.  Actual results could differ materially from those estimates.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regulation and Regulated Operations

The Utility follows accounting principles for rate-regulated entities and collects rates from customers to recover “revenue requirements” that have been authorized by the CPUC or the FERC based on the Utility’s cost of providing service.  The Utility’s ability to recover a significant portion of its authorized revenue requirements through rates is generally independent, or “decoupled,” from the volume of the Utility’s electricity and natural gas sales.  The Utility records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. The Utility capitalizes and records, as regulatory assets, costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates.  Regulatory assets are amortized over the future periods in which the costs are recovered.  If costs expected to be incurred in the future are currently being recovered through rates, the Utility records those expected future costs as regulatory liabilities.  Amounts that are probable of being credited or refunded to customers in the future are also recorded as regulatory liabilities.

The Utility also records a regulatory balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.  In addition, the Utility records a regulatory balancing account asset or liability for differences between incurred costs and customer billings or authorized revenue meant to recover those costs, to the extent that these differences are probable of recovery or refund. These differences have no impact on net income.  (See “Revenue Recognition” below.)

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

Restricted Cash

Restricted cash consists primarily of the Utility’s cash held in escrow pending the resolution of the remaining disputed claims made by electricity suppliers in the Utility’s proceeding under Chapter 11 of the U.S. Bankruptcy Code.  (See “Resolution of Remaining Chapter 11 Disputed Claims” in Note 13 below.)

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

Inventories

Inventories are carried at weighted-average cost and include natural gas stored underground as well as materials and supplies.  Natural gas stored underground is recorded to inventory when injected and then expensed as the gas is withdrawn for distribution to customers or to be used as fuel for electric generation.  Materials and supplies are recorded to inventory when purchased and expensed or capitalized to plant, as appropriate, when consumed or installed.

Emission Allowances

The Utility purchases GHG emission allowances to satisfy its compliance obligations. Associated costs are recorded as inventory and included in current assets – other and other noncurrent assets – other on the Consolidated Balance Sheets. Costs are carried at weighted-average and are recoverable through rates.

Property, Plant, and Equipment

Property, plant, and equipment are reported at the lower of their historical cost less accumulated depreciation or fair value.  Historical costs include labor and materials, construction overhead, and AFUDC.  (See “AFUDC” below.)  The Utility’s total estimated useful lives and balances of its property, plant, and equipment were as follows:

	Estimated Useful	Balance at December 31,
(in millions, except estimated useful lives)	Lives (years)	2015	2014
Electricity generating facilities (1)	5 to 100	$9,860	$9,374
Electricity distribution facilities	15 to 55	28,476	26,633
Electricity transmission facilities	15 to 75	10,196	9,155
Natural gas distribution facilities	5 to 60	10,397	9,741
Natural gas transportation and storage facilities	5 to 65	6,352	5,937
Construction work in progress		2,059	2,220
Total property, plant, and equipment		67,340	63,060
Accumulated depreciation		(20,617)	(19,120)
Net property, plant, and equipment		$46,723	$43,940

(1) Balance includes nuclear fuel inventories.  Stored nuclear fuel inventory is stated at weighted-average cost.  Nuclear fuel in the reactor is expensed as it is used based on the amount of energy output.  (See Note 13 below.)

The Utility depreciates property, plant, and equipment using the composite, or group, method of depreciation, in which a single depreciation rate is applied to the gross investment balance in a particular class of property.  This method approximates the straight line method of depreciation over the useful lives of property, plant, and equipment.  The Utility’s composite depreciation rates were 3.80% in 2015, 3.77% in 2014, and 3.51% in 2013.  The useful lives of the Utility’s property, plant, and equipment are authorized by the CPUC and the FERC, and the depreciation expense is recovered through rates charged to customers.  Depreciation expense includes a component for the original cost of assets and a component for estimated cost of future removal, net of any salvage value at retirement.  Upon retirement, the original cost of the retired assets, net of salvage value, is charged against accumulated depreciation.  The cost of repairs and maintenance, including planned major maintenance activities and minor replacements of property, is charged to operating and maintenance expense as incurred.

AFUDC

AFUDC represents the estimated costs of debt (i.e., interest) and equity funds used to finance regulated plant additions before they go into service and is capitalized as part of the cost of construction.  AFUDC is recoverable from customers through rates over the life of the related property once the property is placed in service.  AFUDC related to the cost of debt is recorded as a reduction to interest expense.  AFUDC related to the cost of equity is recorded in other income.  The Utility recorded AFUDC related to debt and equity, respectively, of $48 million and $107 million during 2015, $45 million and $100 million during 2014, and $47 million and $101 million during 2013.

Asset Retirement Obligations

The following table summarizes the changes in ARO liability during 2015 and 2014, including nuclear decommissioning obligations:

(in millions)	2015	2014
ARO liability at beginning of year	$3,575	$3,538
Revision in estimated cash flows	13	(16)
Accretion	169	163
Liabilities settled	(114)	(110)
ARO liability at end of year	$3,643	$3,575

The Utility has not recorded a liability related to certain ARO’s for assets that are expected to operate in perpetuity.  As the Utility cannot estimate a settlement date or range of potential settlement dates for these assets, reasonable estimates of fair value cannot be made. As such, ARO liabilities are not recorded for retirement activities associated with substations, photovoltaic facilities, and certain hydroelectric facilities; removal of lead-based paint in some facilities and certain communications equipment from leased property; and restoration or land to the conditions under certain agreements.

Nuclear Decommissioning Obligation

Detailed studies of the cost to decommission the Utility’s nuclear generation facilities are generally conducted every three years in conjunction with the Nuclear Decommissioning Cost Triennial Proceeding conducted by the CPUC.  The decommissioning cost estimates are based on the plant location and cost characteristics for the Utility's nuclear power plants.  Actual decommissioning costs may vary from these estimates as a result of changes in assumptions such as decommissioning dates; regulatory requirements; technology; and costs of labor, materials, and equipment.

The Utility adjusts its nuclear decommissioning obligation to reflect changes in the estimated costs of decommissioning its nuclear power facilities and records this as an adjustment to the ARO liability on its Consolidated Balance Sheets.  The total nuclear decommissioning obligation accrued was $2.5 billion at December 31, 2015 and 2014. The estimated undiscounted nuclear decommissioning cost for the Utility’s nuclear power plants was $3.5 billion at December 31, 2015 and 2014 (or $6.1 billion in future dollars). These estimates are based on the 2012 decommissioning cost studies, prepared in accordance with CPUC requirements.

Disallowance of Plant Costs

PG&E Corporation and the Utility record a charge when it is both probable that costs incurred or projected to be incurred for recently completed plant will not be recoverable through rates charged to customers and the amount of disallowance can be reasonably estimated.  The Utility recorded charges of $407 million in 2015 for estimated capital spending that is probable of disallowance related to the Penalty Decision and $116 million and $196 million in 2014 and 2013, respectively, for PSEP capital costs that are expected to exceed the CPUC’s authorized levels or that are specifically disallowed.  (See “Enforcement and Litigation Matters” in Note 13 below).

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs at December 31, 2015, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at December 31, 2015, it did not consolidate any of them.

Other Accounting Policies

For other accounting policies impacting PG&E Corporation’s and the Utility’s consolidated financial statements, see “Income Taxes” in Note 8, “Derivatives” in Note 9, “Fair Value Measurements” in Note 10, and “Contingencies and Commitments” in Note 13 of the Notes to the Consolidated Financial Statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) for the year ended December 31, 2015 consisted of the following:

	Pension	Other	Other
(in millions, net of income tax)	Benefits	Benefits	Investments	Total
Beginning balance	$(21)	$15	$17	$11
Other comprehensive income before reclassifications:
Unrecognized net actuarial loss
(net of taxes of $51, $21, and $0, respectively)	(76)	(31)	-	(107)
Regulatory account transfer
(net of taxes of $51, $21, and $0, respectively)	73	31	-	104
Amounts reclassified from other comprehensive income:
Amortization of prior service cost
(net of taxes of $7, $8, and $0, respectively) (1)	8	11	-	19
Amortization of net actuarial loss
(net of taxes of $4, $1, and $0, respectively) (1)	6	3	-	9
Regulatory account transfer
(net of taxes of $10, $9, and $0, respectively) (1)	(13)	(13)	-	(26)
Realized gain on investments
(net of taxes of $0, $0, and $12, respectively)	-	-	(17)	(17)
Net current period other comprehensive loss	(2)	1	(17)	(18)
Ending balance	$(23)	$16	$-	$(7)

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  (See Note 11 below for additional details.)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) for the year ended December 31, 2014 consisted of the following:

	Pension	Other	Other
(in millions, net of income tax)	Benefits	Benefits	Investments	Total
Beginning balance	$(7)	$15	$42	$50
Other comprehensive income before reclassifications:
Change in investments
(net of taxes of $0, $0, and $4, respectively)	-	-	5	5
Unrecognized net actuarial loss
(net of taxes of $404, $19, and $0, respectively)	(588)	(28)	-	(616)
Unrecognized prior service cost
(net of taxes of $0, $0, and $0, respectively)	1	-	-	1
Regulatory account transfer
(net of taxes of $394, $19, and $0, respectively)	573	28	-	601
Amounts reclassified from other comprehensive income:
Amortization of prior service cost
(net of taxes of $8, $9, and $0, respectively) (1)	12	14	-	26
Amortization of net actuarial loss
(net of taxes of $1, $1, and $0, respectively) (1)	1	1	-	2
Regulatory account transfer
(net of taxes of $9, $10, and $0, respectively) (1)	(13)	(15)	-	(28)
Realized gain on investments
(net of taxes of $0, $0, and $20, respectively)	-	-	(30)	(30)
Net current period other comprehensive loss	(14)	-	(25)	(39)
Ending balance	$(21)	$15	$17	$11

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  (See Note 11 below for additional details.)

With the exception of other investments, there was no material difference between PG&E Corporation and the Utility for the information disclosed above.

New Accounting Pronouncements

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends guidance to help improve the recognition and measurement of financial instruments.  The ASU will be effective for PG&E Corporation and the Utility on January 1, 2018.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends existing guidance on the presentation of deferred income tax assets and liabilities. The amendments in the ASU require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  This ASU will be effective for PG&E Corporation and the Utility on January 1, 2017, with earlier adoption permitted.  PG&E Corporation and the Utility have implemented this standard as of the year ended December 31, 2015 on a prospective basis and the prior periods have not been retrospectively adjusted.

Fair Value Measurement

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments measured using net asset value per share as a practical expedient.  The ASU became effective for PG&E Corporation and the Utility on January 1, 2016. This standard will be adopted for related disclosures in the first quarter of 2016 and will not have an impact on the consolidated financial statements.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which adds guidance to help entities evaluate the accounting treatment for cloud computing arrangements.  The ASU became effective for PG&E Corporation and the Utility on January 1, 2016.  PG&E Corporation and the Utility have determined that this ASU will not impact their consolidated financial statements and related disclosures and will adopt this standard starting in the first quarter of 2016.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends existing presentation of debt issuance costs.  PG&E Corporation and the Utility currently disclose debt issuance costs in current assets – other and noncurrent assets – other.  The amendments in this ASU, that became effective for PG&E Corporation and the Utility on January 1, 2016, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  PG&E Corporation and the Utility will adopt this standard in the first quarter of 2016 and do not expect the reclassification to have a material impact on their consolidated financial statements.

Revenue Recognition Standard

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for PG&E Corporation and the Utility by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at December 31,		Recovery
(in millions)	2015	2014	Period
Pension benefits (1)	$2,414	$2,347	Indefinitely (4)
Deferred income taxes (1)	3,054	2,390	47 years
Utility retained generation (2)	411	456	10 years
Environmental compliance costs (1)	748	717	32 years
Price risk management (1)	138	127	10 years
Electromechanical meters (3)	-	70	-
Unamortized loss, net of gain, on reacquired debt (1)	94	113	11 years
Other	170	102	Various
Total long-term regulatory assets	$7,029	$6,322

(1) Represents the cumulative differences between amounts recognized for ratemaking purposes and expense or accumulated other comprehensive income (loss) recognized in accordance with GAAP.

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

(3) Represents the expected future recovery of the net book value of electromechanical meters that were replaced with SmartMeter™ devices. As of December 31, 2015, the remaining balance of $70 million is included in current regulatory assets on the Consolidated Balance Sheets.

(4) Payments into the pension and other benefits plans are based on annual contribution requirements. As these annual requirements continue indefinitely into the future, the Utility expects to continuously recover pension benefits.

In general, the Utility does not earn a return on regulatory assets if the related costs do not accrue interest.  Accordingly, the Utility earns a return only on its regulatory assets for retained generation, regulatory assets for electromechanical meters, and regulatory assets for unamortized loss, net of gain, on reacquired debt.

Regulatory Liabilities

Current Regulatory Liabilities

At December 31, 2015 and 2014, the Utility had current regulatory liabilities of $676 million and $261 million, respectively.  At December 31, 2015, the current regulatory liabilities consisted primarily of a $400 million bill credit to the Utility’s natural gas customers resulting from the Penalty Decision.  (See Note 13 below.)  Current regulatory liabilities are included within current liabilities-other in the Consolidated Balance Sheets.

Long -Term Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at December 31,
(in millions)	2015	2014
Cost of removal obligations (1)	$4,605	$4,211
Recoveries in excess of AROs (2)	631	754
Public purpose programs (3)	600	701
Other	485	624
Total long-term regulatory liabilities	$6,321	$6,290

(1) Represents the cumulative differences between asset removal costs recorded and amounts collected in rates for expected asset removal costs.

(2) Represents the cumulative differences between ARO expenses and amounts collected in rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are placed in nuclear decommissioning trusts.  This regulatory liability also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  (See Note 10 below.)

(3) Represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.

Regulatory Balancing Accounts

The Utility tracks (1) differences between the Utility’s authorized revenue requirement and customer billings, and (2) differences between incurred costs and customer billings.  To the extent these differences are probable of recovery or refund over the next 12 months, the Utility records a current regulatory balancing account receivable or payable.  Regulatory balancing accounts that the Utility expects to collect or refund over a period exceeding 12 months are recorded as other noncurrent assets – regulatory assets or noncurrent liabilities – regulatory liabilities, respectively, in the Consolidated Balance Sheets.  These differences do not have an impact on net income.  Balancing accounts will fluctuate during the year based on seasonal electric and gas usage and the timing of when costs are incurred and customer revenues are collected.

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable
	Balance at December 31,
(in millions)	2015	2014
Electric distribution	$380	$344
Utility generation	122	261
Gas distribution	493	566
Energy procurement	262	608
Public purpose programs	155	109
Other	348	378
Total regulatory balancing accounts receivable	$1,760	$2,266

	Payable
	Balance at December 31,
(in millions)	2015	2014
Energy procurement	$112	$188
Public purpose programs	244	154
Other	359	748
Total regulatory balancing accounts payable	$715	$1,090

The electric distribution, utility generation, and gas distribution balancing accounts track the collection of revenue requirements approved in the GRC.  Energy procurement balancing accounts track recovery of costs related to the procurement of electricity, including any environmental compliance-related activities.  Public purpose programs balancing accounts are primarily used to record and recover authorized revenue requirements for commission-mandated programs such as energy efficiency and low income energy efficiency.

NOTE 4: DEBT

Long-Term Debt

The following table summarizes PG&E Corporation’s and the Utility’s long-term debt:

	December 31,
(in millions)	2015	2014
PG&E Corporation
Senior notes, 2.40%, due 2019	350	350
Total PG&E Corporation long-term debt	350	350
Utility
Senior notes:
5.625% due 2017	700	700
8.25% due 2018	800	800
3.50% due 2020	800	800
4.25% due 2021	300	300
3.25% due 2021	250	250
2.45% due 2022	400	400
3.25% due 2023	375	375
3.85% due 2023	300	300
3.40% due 2024	350	350
3.75% due 2024	450	450
3.50% due 2025	600	-
6.05% due 2034	3,000	3,000
5.80% due 2037	950	950
6.35% due 2038	400	400
6.25% due 2039	550	550
5.40% due 2040	800	800
4.50% due 2041	250	250
4.45% due 2042	400	400
3.75% due 2042	350	350
4.60% due 2043	375	375
5.125% due 2043	500	500
4.75% due 2044	675	675
4.30% due 2045	600	500
4.25% due 2046	450	-
Unamortized discount, net of premium	(53)	(43)
Total senior notes, net of current portion	14,572	13,432
Pollution control bonds:
Series 1996 C, E, F, 1997 B, variable rates (1), due 2026 (2)	614	614
Series 2004 A-D, 4.75%, due 2023 (3)	345	345
Series 2009 A-D, variable rates (1), due 2016 and 2026 (4)	309	309
Less: current portion	(160)	-
Total pollution control bonds	1,108	1,268
Total Utility long-term debt, net of current portion	15,680	14,700
Total consolidated long-term debt, net of current portion	$16,030	$15,050

(1) At December 31, 2015, interest rates on these bonds were 0.01%.

(2) Each series of these bonds is supported by a separate letter of credit.  In December 2015, the letters of credit were extended to December 1, 2020. Although the stated maturity date is 2026, each series will remain outstanding only if the Utility extends or replaces the letter of credit related to the series or otherwise obtains consent from the issuer to the continuation of the series without a credit facility.

(3) The Utility has obtained credit support from an insurance company for these bonds.

(4) Each series of these bonds is supported by a separate direct-pay letter of credit. Series C and D letters of credit expire on December 3, 2016 to coincide with the maturity of the underlying bonds.  Subject to certain requirements, the Utility may choose not to provide a credit facility without issuer consent.

Pollution Control Bonds

The California Pollution Control Financing Authority and the California Infrastructure and Economic Development Bank have issued various series of fixed rate and multi-modal tax-exempt pollution control bonds for the benefit of the Utility.  Substantially all of the net proceeds of the pollution control bonds were used to finance or refinance pollution control and sewage and solid waste disposal facilities at the Geysers geothermal power plant or at the Utility’s Diablo Canyon nuclear power plant.  In 1999, the Utility sold all bond-financed facilities at the non-retired units of the Geysers geothermal power plant to Geysers Power Company, LLC pursuant to purchase and sale agreements stating that Geysers Power Company, LLC will use the bond-financed facilities solely as pollution control facilities for so long as any tax-exempt pollution control bonds issued to finance the Geysers project are outstanding.  Except for components that may have been abandoned in place or disposed of as scrap or that are permanently non-operational, the Utility has no knowledge that Geysers Power Company, LLC intends to cease using the bond-financed facilities solely as pollution control facilities.

Short-term Borrowings

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings under their revolving credit facilities and commercial paper programs at December 31, 2015:

		Credit	Letters of	Commercial
	Termination	Facility	Credit	Paper	Facility
(in millions)	Date	Limit	Outstanding	Outstanding	Availability
PG&E Corporation	April 2020	$300 (1)	$-	$-	$300
Utility	April 2020	3,000 (2)	33	1,019	1,948
Total revolving credit facilities		$3,300	$33	$1,019	$2,248

(1) Includes a $50 million lender commitment to the letter of credit sublimits and a $100 million commitment for “swingline” loans defined as loans that are made available on a same-day basis and are repayable in full within 7 days.

(2) Includes a $500 million lender commitment to the letter of credit sublimits and a $75 million commitment for swingline loans.

For the year ended December 31, 2015, PG&E Corporation’s average outstanding commercial paper balance was $64 million and the maximum outstanding balance during the year was $128 million.  For 2015, the Utility’s average outstanding commercial paper balance was $678 million and the maximum outstanding balance during the year was $1.5 billion.  There were no bank borrowings for both PG&E Corporation and the Utility in 2015.

Revolving Credit Facilities

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

PG&E Corporation’s and the Utility’s revolving credit facilities include usual and customary provisions for revolving credit facilities of this type, including those regarding events of default and covenants limiting liens to those permitted under their senior note indentures, mergers, sales of all or substantially all of their assets, and other fundamental changes.  In addition, the respective revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter. PG&E Corporation’s revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the outstanding common stock and at least 70% of the outstanding voting capital stock of the Utility.

Commercial Paper Programs

The borrowings from PG&E Corporation and the Utility’s commercial paper programs are used primarily to fund temporary financing needs.  On July 2, 2015, the Utility increased the commercial paper program limit from $1.75 billion to $2.5 billion. PG&E Corporation and the Utility can issue commercial paper up to the maximum amounts of $300 million and $2.5 billion, respectively. PG&E Corporation and the Utility treat the amount of outstanding commercial paper as a reduction to the amount available under their respective revolving credit facilities.  The commercial paper may have maturities up to 365 days and ranks equally with PG&E Corporation’s and the Utility’s other unsubordinated and unsecured indebtedness.  Commercial paper notes are sold at an interest rate dictated by the market at the time of issuance.  For 2015, the average yield on outstanding PG&E Corporation and Utility commercial paper was 0.38% and 0.42%, respectively.

Other Short-term Borrowings

On May 11, 2015, $300 million principal amount of the Utility’s Floating Rate Senior Notes matured.

Repayment Schedule

PG&E Corporation’s and the Utility’s combined long-term debt principal repayment amounts at December 31, 2015 are reflected in the table below:

(in millions,
except interest rates)	2016	2017	2018	2019	2020	Thereafter	Total
PG&E Corporation
Average fixed interest rate	-	-	-	2.40%	-	-	2.40%
Fixed rate obligations	$-	$-	$-	$350	$-	$-	$350
Utility
Average fixed interest rate	-	5.63%	8.25%	-	3.50%	4.91%	5.05%
Fixed rate obligations	$-	$700	$800	$-	$800	$12,670	$14,970
Variable interest rate
as of December 31, 2015	0.01%	-	-	0.01%	0.01%	-	0.01%
Variable rate obligations (1)	$160	$-	$-	$149	$614	$-	$923
Total consolidated debt	$160	$700	$800	$499	$1,414	$12,670	$16,243

(1) These bonds, due in 2016 and 2026, are backed by separate letters of credit that expire on December 3, 2016, June 5, 2019, or December 1, 2020.

NOTE 5: COMMON STOCK AND SHARE-BASED COMPENSATION

PG&E Corporation had 492,025,443 shares of common stock outstanding at December 31, 2015.  PG&E Corporation held all of the Utility’s outstanding common stock at December 31, 2015.

In February 2015, PG&E Corporation entered into a new equity distribution agreement providing for the sale of PG&E Corporation common stock having an aggregate gross sales price of up to $500 million.  During 2015, PG&E Corporation sold   1.4 million shares under this agreement for cash proceeds of $74 million, net of commissions paid of $1 million.

In August 2015, PG&E Corporation sold 6.8 million shares of its common stock in an underwritten public offering for cash proceeds of $352 million, net of fees.

In addition, during 2015, PG&E Corporation sold 7.9 million shares of common stock under its 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans for total cash proceeds of $354 million.

Dividends

The Board of Directors of PG&E Corporation and the Utility declare dividends quarterly.  Under the Utility’s Articles of Incorporation, the Utility cannot pay common stock dividends unless all cumulative preferred dividends on the Utility’s preferred stock have been paid.  For 2015, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.455 per share.

Under their respective credit agreements, PG&E Corporation and the Utility are each required to maintain a ratio of consolidated total debt to consolidated capitalization of at most 65%.  In addition, the CPUC requires the Utility to maintain a capital structure composed of at least 52% equity on a weighted average over four years.  PG&E Corporation and the Utility are in compliance with these restrictions. At December 31, 2015, the Utility had restricted net assets of $15.2 billion and was limited to $110 million of additional common stock dividends it could pay to PG&E Corporation.

Long-Term Incentive Plan

The PG&E Corporation LTIP permits various forms of share-based incentive awards, including restricted stock awards, restricted stock units, performance shares, and other share-based awards, to eligible employees of PG&E Corporation and its subsidiaries.  Non-employee directors of PG&E Corporation are also eligible to receive certain share-based awards. In May 2014, the 2006 LTIP was terminated and the 2014 LTIP became effective.  A maximum of 17 million shares of PG&E Corporation common stock (subject to certain adjustments) has been reserved for issuance under the 2014 LTIP, of which 15,674,803 shares were available for future awards at December 31, 2015.

The following table provides a summary of total share-based compensation expense recognized by PG&E Corporation for share-based incentive awards for 2015, 2014, and 2013:

(in millions)	2015	2014	2013
Restricted stock units	$47	$42	$36
Performance shares	46	36	28
Total compensation expense (pre-tax)	$93	$78	$64
Total compensation expense (after-tax)	$55	$47	$38

The amount of share-based compensation costs capitalized during 2015, 2014, and 2013 was immaterial.  There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Restricted Stock Units

Prior to 2014, restricted stock units generally vested over four years in 20% increments on the first business day of March in year one, two, and three, with the remaining 40% vesting on the first business day of March in year four. Restricted stock units granted in 2014 and 2015 generally vest equally over three years. Vested restricted stock units are settled in shares of PG&E Corporation common stock accompanied by cash payments to settle any dividend equivalents associated with the vested restricted stock units.  Compensation expense is generally recognized rateably over the vesting period based on grant-date fair value.  The weighted average grant-date fair value for restricted stock units granted during 2015, 2014, and 2013 was $53.30, $43.76, and $42.92, respectively.  The total fair value of restricted stock units that vested during 2015, 2014, and 2013 was $57 million, $34 million, and $30 million, respectively.  The tax benefit from restricted stock units that vested during each period was not material.  As of December 31, 2015, $45 million of total unrecognized compensation costs related to nonvested restricted stock units was expected to be recognized over the remaining weighted average period of 1.48 years.

The following table summarizes restricted stock unit activity for 2015:

	Number of	Weighted Average Grant-
	Restricted Stock Units	Date Fair Value
Nonvested at January 1	2,538,357	$43.39
Granted	820,834	53.30
Vested	(1,304,150)	43.51
Forfeited	(82,142)	45.63
Nonvested at December 31	1,972,899	$47.33

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

Compensation expense attributable to performance share is generally recognized rateably over the applicable three-year period based on the grant-date fair value determined using a Monte Carlo simulation valuation model.  The weighted average grant-date fair value for performance shares granted during 2015, 2014, and 2013 was $68.27, $51.81, and $33.45 respectively.  There was no tax benefit associated with performance shares during each of these periods.  As of December 31, 2015, $36 million of total unrecognized compensation costs related to nonvested performance shares was expected to be recognized over the remaining weighted average period of 1.45 years.

The following table summarizes activity for performance shares in 2015:

	Number of	Weighted Average Grant-
	Performance Shares	Date Fair Value
Nonvested at January 1	1,693,939	$42.37
Granted	669,519	68.27
Vested	(421,262)	33.57
Forfeited (1)	(491,584)	35.56
Nonvested at December 31	1,450,612	$59.24

(1) Includes performance shares that expired with 50% value as a result of total shareholder return results.

NOTE 6: PREFERRED STOCK

PG&E Corporation has authorized 80 million shares of no par value preferred stock and 5 million shares of $100 par value preferred stock, which may be issued as redeemable or nonredeemable preferred stock.  PG&E Corporation does not have any preferred stock outstanding.

The Utility has authorized 75 million shares of $25 par value preferred stock and 10 million shares of $100 par value preferred stock.  At December 31, 2015 and December 31, 2014, the Utility’s preferred stock outstanding included $145 million of shares with interest rates between 5% and 6% designated as nonredeemable preferred stock and $113 million of shares with interest rates between 4.36% and 5% that are redeemable between $25.75 and $27.25 per share.  The Utility’s preferred stock outstanding are not subject to mandatory redemption.  All outstanding preferred stock has a $25 par value.

At December 31, 2015, annual dividends on the Utility’s nonredeemable preferred stock ranged from $1.25 to $1.50 per share.  The Utility’s redeemable preferred stock is subject to redemption at the Utility’s option, in whole or in part, if the Utility pays the specified redemption price plus accumulated and unpaid dividends through the redemption date.  At December 31, 2015, annual dividends on redeemable preferred stock ranged from $1.09 to $1.25 per share.

Dividends on all Utility preferred stock are cumulative.  All shares of preferred stock have voting rights and an equal preference in dividend and liquidation rights.  Upon liquidation or dissolution of the Utility, holders of preferred stock would be entitled to the par value of such shares plus all accumulated and unpaid dividends, as specified for the class and series. The Utility paid $14 million of dividends on preferred stock in each of 2015, 2014, and 2013.

NOTE 7: EARNINGS PER SHARE

PG&E Corporation’s basic EPS is calculated by dividing the income available for common shareholders by the weighted average number of common shares outstanding.  PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding share-based compensation in the calculation of diluted EPS.  The following is a reconciliation of PG&E Corporation’s income available for common shareholders and weighted average common shares outstanding for calculating diluted EPS for 2015, 2014, and 2013.

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Income available for common shareholders	$874	$1,436	$814
Weighted average common shares outstanding, basic	484	468	444
Add incremental shares from assumed conversions:
Employee share-based compensation	3	2	1
Weighted average common share outstanding, diluted	487	470	445
Total earnings per common share, diluted	$1.79	$3.06	$1.83

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

PG&E Corporation and the Utility recognize a tax benefit if it is more likely than not that a tax position taken or expected to be taken in a tax return will be sustained upon examination by taxing authorities based on the merits of the position.  The tax benefit recognized in the financial statements is measured based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  As such, the difference between a tax position taken or expected to be taken in a tax return in future periods and the benefit recognized and measured pursuant to this guidance in the financial statements represents an unrecognized tax benefit.

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

The significant components of income tax provision (benefit) by taxing jurisdiction were as follows:

	PG&E Corporation			Utility
	Year Ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Current:
Federal	$(89)	$(84)	$(218)	$(88)	$(84)	$(222)
State	11	(41)	(26)	6	(29)	(23)
Deferred:
Federal	131	396	552	136	426	604
State	(76)	78	(35)	(69)	75	(28)
Tax credits	(4)	(4)	(5)	(4)	(4)	(5)
Income tax provision	$(27)	$345	$268	$(19)	$384	$326

The following table describes net deferred income tax liabilities:

	PG&E Corporation		Utility
	Year Ended December 31,
(in millions)	2015	2014	2015	2014
Deferred income tax assets:
Customer advances for construction	$69	$88	$69	$88
Environmental reserve	85	111	85	111
Compensation and benefits	219	244	145	173
Tax carryforwards	1,703	1,177	1,462	946
Greenhouse gas allowances	340	56	340	56
Other	44	74	61	100
Total deferred income tax assets	$2,460	$1,750	$2,162	$1,474
Deferred income tax liabilities:
Regulatory balancing accounts	$691	$512	$691	$512
Property related basis differences	9,656	8,683	9,638	8,666
Income tax regulatory asset (1)	1,244	974	1,245	974
Other	75	88	75	86
Total deferred income tax liabilities	$11,666	$10,257	$11,649	$10,238
Total net deferred income tax liabilities	$9,206	$8,507	$9,487	$8,764
Classification of net deferred income tax liabilities:
Included in current liabilities (assets)	$-	$(6)	$-	$(9)
Included in noncurrent liabilities	9,206	8,513	9,487	8,773
Total net deferred income tax liabilities	$9,206	$8,507	$9,487	$8,764

(1) Represents the deferred income tax component of the cumulative differences between amounts recognized for ratemaking purposes and amounts recognized in accordance with GAAP.  (See Note 3 above.)

The following table reconciles income tax expense at the federal statutory rate to the income tax provision:

	PG&E Corporation			Utility
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in income
tax rate resulting from:
State income tax (net of
federal benefit) (1)	(4.9)	1.4	(3.1)	(4.8)	1.6	(2.2)
Effect of regulatory treatment
of fixed asset differences (2)	(33.6)	(15.0)	(4.2)	(33.7)	(14.7)	(3.8)
Tax credits	(1.3)	(0.7)	(0.4)	(1.3)	(0.7)	(0.4)
Benefit of loss carryback	(1.5)	(0.8)	(1.1)	(1.5)	(0.8)	(1.0)
Non deductible penalties (3)	4.3	0.3	0.8	4.3	0.3	0.7
Other, net	(1.1)	(0.8)	(2.2)	(0.2)	0.4	(0.9)
Effective tax rate	(3.1)%	19.4%	24.8%	(2.2)%	21.1%	27.4%

(1) Includes the effect of state flow-through ratemaking treatment.  In 2015, amounts include an agreement with the IRS on a 2011 audit related to electric transmission and distribution repairs deductions.

(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs in 2015 and 2014 as authorized by the 2014 GRC decision.  Amounts are impacted by the level of income before income taxes.

(3) Represents the effects of non-tax deductible fines and penalties associated with the Penalty Decision.  (For more information about the Penalty Decision see Note 13 below.)

Unrecognized tax benefits

The following table reconciles the changes in unrecognized tax benefits:

	PG&E Corporation			Utility
(in millions)	2015	2014	2013	2015	2014	2013
Balance at beginning of year	$713	$666	$581	$707	$660	$575
Additions for tax position taken
during a prior year	40	7	12	40	7	12
Reductions for tax position
taken during a prior year	(349)	(9)	(6)	(349)	(9)	(6)
Additions for tax position
taken during the current year	64	61	79	64	61	79
Settlements	-	(12)	-	-	(12)	-
Balance at end of year	$468	$713	$666	$462	$707	$660

The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2015 for PG&E Corporation and the Utility was $50 million.

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months due to the resolution of several matters, including audits.  As of December 31, 2015, it is reasonably possible that unrecognized tax benefits will decrease by approximately $60 million within the next 12 months.

Interest income, interest expense and penalties associated with income taxes are reflected in income tax expense on the Consolidated Statements of Income.  For the years ended December 31, 2015, 2014, and 2013, these amounts were immaterial.

IRS settlements

PG&E Corporation participated in the Compliance Assurance Process in 2015, a real-time IRS audit intended to expedite resolution of tax matters.  The Compliance Assurance Process audit culminates with a letter from the IRS indicating its acceptance of the return.

PG&E Corporation’s tax returns have been accepted through 2014 except for a few matters, the most significant of which relates to deductible repair costs.  In December 2015, PG&E Corporation reached an agreement with the IRS on deductible repair costs for the 2011 tax year, subject to approval by the Joint Committee on Taxation.  Deductible repair costs will continue to be subject to examination by the IRS for subsequent years.  The IRS is expected to issue guidance in 2016 that clarifies which repair costs are deductible for the natural gas transmission and distribution businesses.  Tax years after 2004 remain subject to examination by the state of California.

Carryforwards

The following table describes PG&E Corporation’s operating loss and tax credit carryforward balances:

	December 31,	Expiration
(in millions)	2015	Year
Federal:
Net operating loss carryforward	$4,856	2029 - 2035
Tax credit carryforward	110	2029 - 2035
Charitable contribution loss carryforward	178	2017 - 2020

State:
Net operating loss carryforward	$80	2033 - 2034
Tax credit carryforward	59	Various
Charitable contribution loss carryforward	119	2019 - 2020

PG&E Corporation believes it is more likely than not the tax benefits associated with the federal and California net operating losses, charitable contributions and tax credits can be realized within the carryforward periods, therefore no valuation allowance was recognized as of December 31, 2015 for these tax attributes.  As of December 31, 2015, PG&E Corporation had approximately $29 million of federal net operating loss carryforwards related to the tax benefit on employee stock plans that would be recorded in additional paid-in capital when used.

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

Derivatives are presented in the Utility’s Consolidated Balance Sheets on a net basis in accordance with master netting arrangements for each counterparty.  The fair value of derivative instruments is further offset by cash collateral paid or received where the right of offset and the intention to offset exist.

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

The Utility elects the normal purchase and sale exception for eligible derivatives.  Eligible derivatives are those that require physical delivery in quantities that are expected to be used by the Utility over a reasonable period in the normal course of business, and do not contain pricing provisions unrelated to the commodity delivered.  These items are not reflected in the Consolidated Balance Sheets at fair value.  Eligible derivatives are accounted for under the accrual method of accounting.

Volume of Derivative Activity

At December 31, 2015 and 2014, respectively, the volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume
Underlying Product	Instruments	2015	2014
Natural Gas (1) (MMBtus (2))	Forwards and Swaps	333,091,813	308,130,101
	Options	111,550,004	164,418,002
Electricity (Megawatt-hours)	Forwards and Swaps	3,663,512	5,346,787
	Congestion Revenue Rights (3)	216,383,389	224,124,341

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.

(2) Million British Thermal Units.

(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At December 31, 2015, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$97	$(4)	$25	$118
Other noncurrent assets – other	172	(2)	-	170
Current liabilities – other	(102)	4	44	(54)
Noncurrent liabilities – other	(140)	2	21	(117)
Total commodity risk	$27	$-	$90	$117

At December 31, 2014, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$73	$(4)	$19	$88
Other noncurrent assets – other	178	(13)	-	165
Current liabilities – other	(78)	4	26	(48)
Noncurrent liabilities – other	(140)	13	9	(118)
Total commodity risk	$33	$-	$54	$87

Gains and losses associated with price risk management activities were recorded as follows:

	Commodity Risk
	For the year ended December 31,
(in millions)	2015	2014	2013
Unrealized gain/(loss) - regulatory assets and liabilities (1)	$(6)	$124	$238
Realized loss - cost of electricity (2)	(14)	(83)	(178)
Realized loss - cost of natural gas (2)	(10)	(8)	(22)
Total commodity risk	$(30)	$33	$38

(1) Unrealized gains and losses on commodity risk-related derivative instruments are recorded to regulatory liabilities or assets, respectively, rather than being recorded to the Consolidated Statements of Income.  These amounts exclude the impact of cash collateral postings.

(2) These amounts are fully passed through to customers in rates.  Accordingly, net income was not impacted by realized amounts on these instruments.

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Consolidated Statements of Cash Flows.

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies.  At December 31, 2015, the Utility’s credit rating was investment grade.  If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability derivative positions.

The additional cash collateral that the Utility would be required to post if the credit risk-related contingency features were triggered was as follows:

	Balance at December 31,
(in millions)	2015	2014
Derivatives in a liability position with credit risk-related
contingencies that are not fully collateralized	$(2)	$(47)
Related derivatives in an asset position	-	-
Collateral posting in the normal course of business related to
these derivatives	-	44
Net position of derivative contracts/additional collateral
posting requirements (1)	$(2)	$(3)

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

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below (assets held in rabbi trusts and other investments are held by PG&E Corporation and not the Utility):

	Fair Value Measurements
	At December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Money market investments	$64	$-	$-	$-	$64
Nuclear decommissioning trusts
Money market investments	36	-	-	-	36
Global equity securities	1,520	13	-	-	1,533
Fixed-income securities	694	521	-	-	1,215
Total nuclear decommissioning trusts (2)	2,250	534	-	-	2,784
Price risk management instruments
(Note 9)
Electricity	-	9	259	18	286
Gas	-	1	-	1	2
Total price risk management
instruments	-	10	259	19	288
Rabbi trusts
Fixed-income securities	-	57	-	-	57
Life insurance contracts	-	70	-	-	70
Total rabbi trusts	-	127	-	-	127
Long-term disability trust
Money market investments	7	-	-	-	7
Global equity securities	-	26	-	-	26
Fixed-income securities	-	132	-	-	132
Total long-term disability trust	7	158	-	-	165
Total assets	$2,321	$829	$259	$19	$3,428
Liabilities:
Price risk management instruments
(Note 9)
Electricity	$69	$1	$170	$(70)	$170
Gas	-	2	-	(1)	1
Total liabilities	$69	$3	$170	$(71)	$171

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Represents amount before deducting $314 million, primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  Investments, primarily consisting of equity securities, that are valued using a net asset value per share can be redeemed quarterly with notice not to exceed 90 days.  Equity investments valued at net asset value per share utilize investment strategies aimed at matching the performance of indexed funds.  Transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  There were no material transfers between any levels for the year ended December 31, 2015 and 2014.

Trust Assets

Nuclear decommissioning trust assets and other trust assets are composed primarily of equity securities and debt securities.  In general, investments held in the trusts are exposed to various risks, such as interest rate, credit, and market volatility risks.

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

The Utility holds CRRs to hedge the financial risk of CAISO-imposed congestion charges in the day-ahead market.  Limited market data is available in the CAISO auction and between auction dates; therefore, the Utility utilizes historical prices to forecast forward prices. CRRs are classified as Level 3.

Level 3 Measurements and Sensitivity Analysis

The Utility’s market and credit risk management function, which reports to the Chief Risk and Audit Officer of the Utility, is responsible for determining the fair value of the Utility’s price risk management derivatives.  The Utility’s finance and risk management functions collaborate to determine the appropriate fair value methodologies and classification for each derivative.  Inputs used and the fair value of Level 3 instruments are reviewed period-over-period and compared with market conditions to determine reasonableness.

Significant increases or decreases in any of those inputs would result in a significantly higher or lower fair value, respectively.  All reasonable costs related to Level 3 instruments are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.  (See Note 9 above.)

	Fair Value at
(in millions)	At December 31, 2015		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$259	$63	Market approach	CRR auction prices	$(161.36) - 8.76
Power purchase agreements	$-	$107	Discounted cash flow	Forward prices	$15.08 - 37.27

  Represents price per megawatt-hour

	Fair Value at
(in millions)	At December 31, 2014		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$232	$63	Market approach	CRR auction prices	$(15.97) - 8.17
Power purchase agreements	$-	$100	Discounted cash flow	Forward prices	$16.04 - 56.21

(1) Represents price per megawatt-hour

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the years ended December 31, 2015 and 2014, respectively:

	Price Risk Management Instruments
(in millions)	2015	2014
Asset (liability) balance as of January 1	$69	$(30)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	20	99
Asset (liability) balance as of December 31	$89	$69

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

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments:

  The fair values of cash, restricted cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, floating rate senior notes, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at December 31, 2015 and 2014, as they are short-term in nature or have interest rates that reset daily.

  The fair values of the Utility’s fixed-rate senior notes and fixed-rate pollution control bonds and PG&E Corporation’s fixed-rate senior notes were based on quoted market prices at December 31, 2015 and 2014.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At December 31,
	2015		2014
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation	$350	$354	$350	$352
Utility	14,918	16,422	13,778	15,851

Available for Sale Investments

The following table provides a summary of available-for-sale investments:

		Total	Total
	Amortized	Unrealized	Unrealized	Total Fair
(in millions)	Cost	Gains	Losses	Value
As of December 31, 2015
Nuclear decommissioning trusts
Money market investments	$36	$-	$-	$36
Global equity securities	508	1,034	(9)	1,533
Fixed-income securities	1,165	58	(8)	1,215
Total (1)	$1,709	$1,092	$(17)	$2,784
As of December 31, 2014
Nuclear decommissioning trusts
Money market investments	$17	$-	$-	$17
Global equity securities	520	1,087	(9)	1,598
Fixed-income securities	1,059	75	(4)	1,130
Total nuclear decommissioning trusts (1)	1,596	1,162	(13)	2,745
Other investments	5	28	-	33
Total	$1,601	$1,190	$(13)	$2,778

(1) Represents amounts before deducting $314 million and $324 million at December 31, 2015 and 2014, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of debt securities by contractual maturity is as follows:

As of
(in millions)	December 31, 2015
Less than 1 year	$18
1–5 years	470
5–10 years	273
More than 10 years	454
Total maturities of debt securities	$1,215

The following table provides a summary of activity for the debt and equity securities:

	2015	2014	2013
(in millions)
Proceeds from sales and maturities of nuclear decommissioning trust
investments	$1,268	$1,336	$1,619
Gross realized gains on sales of securities held as available-for-sale	55	118	94
Gross realized losses on sales of securities held as available-for-sale	(37)	(12)	(13)

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

Change in Plan Assets, Benefit Obligations, and Funded Status

The following tables show the reconciliation of changes in plan assets, benefit obligations, and the plans’ aggregate funded status for pension benefits and other benefits for PG&E Corporation during 2015 and 2014:

Pension Plan

(in millions)	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$14,216	$12,527
Actual return on plan assets	(176)	1,946
Company contributions	334	332
Benefits and expenses paid	(629)	(589)
Fair value of plan assets at end of year	$13,745	$14,216

Change in benefit obligation:
Benefit obligation at beginning of year	$16,696	$14,077
Service cost for benefits earned	479	383
Interest cost	673	695
Actuarial (gain) loss	(922)	2,131
Plan amendments	1	(1)
Transitional costs	1	-
Benefits and expenses paid	(629)	(589)
Benefit obligation at end of year (1)	$16,299	$16,696

Funded Status:
Current liability	$(6)	$(6)
Noncurrent liability	(2,547)	(2,474)
Net liability at end of year	$(2,553)	$(2,480)

(1) PG&E Corporation’s accumulated benefit obligation was $14.7 billion and $14.9 billion at December 31, 2015 and 2014, respectively.

Postretirement Benefits Other than Pensions

(in millions)	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$2,092	$1,892
Actual return on plan assets	(26)	241
Company contributions	61	57
Plan participant contribution	68	63
Benefits and expenses paid	(160)	(161)
Fair value of plan assets at end of year	$2,035	$2,092

Change in benefit obligation:
Benefit obligation at beginning of year	$1,811	$1,597
Service cost for benefits earned	55	45
Interest cost	71	76
Actuarial (gain) loss	(98)	166
Transitional costs	1	-
Benefits and expenses paid	(146)	(140)
Federal subsidy on benefits paid	4	4
Plan participant contributions	68	63
Benefit obligation at end of year	$1,766	$1,811

Funded Status: (1)
Noncurrent asset	$344	$368
Noncurrent liability	(75)	(87)
Net asset at end of year	$269	$281

(1) At December 31, 2015 and 2014, the postretirement medical plan was in an overfunded position and the postretirement life insurance plan was in an underfunded position.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Components of Net Periodic Benefit Cost

Net periodic benefit cost as reflected in PG&E Corporation’s Consolidated Statements of Income was as follows:

Pension Plan

(in millions)	2015	2014	2013
Service cost	$479	$383	$468
Interest cost	673	695	627
Expected return on plan assets	(873)	(807)	(650)
Amortization of prior service cost	15	20	20
Amortization of net actuarial loss	10	2	111
Net periodic benefit cost	304	293	576
Less: transfer to regulatory account (1)	34	42	(238)
Total expense recognized	$338	$335	$338

(1) The Utility recorded these amounts to a regulatory account as they are probable of recovery from customers in future rates.

Postretirement Benefits Other than Pensions

(in millions)	2015	2014	2013
Service cost	$55	$45	$53
Interest cost	71	76	74
Expected return on plan assets	(112)	(103)	(79)
Amortization of prior service cost	19	23	23
Amortization of net actuarial loss	4	2	6
Net periodic benefit cost	$37	$43	$77

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Components of Accumulated Other Comprehensive Income

PG&E Corporation and the Utility record unrecognized prior service costs and unrecognized gains and losses related to pension and post-retirement benefits other than pension as components of accumulated other comprehensive income, net of tax.  In addition, regulatory adjustments are recorded in the Consolidated Statements of Income and Consolidated Balance Sheets to reflect the difference between expense or income calculated in accordance with GAAP for accounting purposes and expense or income for ratemaking purposes, which is based on authorized plan contributions.  For pension benefits, a regulatory asset or liability is recorded for amounts that would otherwise be recorded to accumulated other comprehensive income.  For post-retirement benefits other than pension, the Utility generally records a regulatory liability for amounts that would otherwise be recorded to accumulated other comprehensive income.  As the Utility is unable to record a regulatory asset for these other benefits, the charge remains in accumulated other comprehensive income (loss).

The estimated amounts that will be amortized into net periodic benefit costs for PG&E Corporation in 2016 are as follows:

(in millions)	Pension Plan	PBOP Plans
Unrecognized prior service cost	$8	$15
Unrecognized net loss	24	4
Total	$32	$19

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

	Pension Plan			PBOP Plans
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.37%	4.00%	4.89%	4.27 - 4.48%	3.89 - 4.09%	4.70 - 5.00%
Rate of future compensation
increases	4.00%	4.00%	4.00%	-	-	-
Expected return on plan
assets	6.10%	6.20%	6.50%	3.20 - 6.60%	3.30 - 6.70%	3.50 - 6.70%

The assumed health care cost trend rate as of December 31, 2015 was 7.2%, decreasing gradually to an ultimate trend rate in 2024 and beyond of approximately 4%.  A one-percentage-point change in assumed health care cost trend rate would have the following effects:

	One-Percentage-Point	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$113	$(114)
Effect on service and interest cost	9	(9)

Expected rates of return on plan assets were developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit plan trusts, resulting in a weighted average rate of return on plan assets.  Returns on fixed-income debt investments were projected based on real maturity and credit spreads added to a long-term inflation rate.  Returns on equity investments were estimated based on estimates of dividend yield and real earnings growth added to a long-term inflation rate.  For the pension plan, the assumed return of 6.1% compares to a ten-year actual return of 7.8%.  The rate used to discount pension benefits and other benefits was based on a yield curve developed from market data of over approximately 688 Aa-grade non-callable bonds at December 31, 2015.  This yield curve has discount rates that vary based on the duration of the obligations.  The estimated future cash flows for the pension benefits and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

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

The trusts’ asset allocations are meant to manage volatility, reduce costs, and diversify its holdings.  Interest rate, credit, and equity risk are the key determinants of PG&E Corporation’s and the Utility’s funded status volatility.  In addition to affecting the trusts’ fixed income portfolio market values, interest rate changes also influence liability valuations as discount rates move with current bond yields.  To manage volatility, PG&E Corporation’s and the Utility’s trusts hold significant allocations in long maturity fixed-income investments. Although they contribute to funded status volatility, equity investments are held to reduce long-term funding costs due to their higher expected return.  Real assets and absolute return investments are held to diversify the trust’s holdings in equity and fixed-income investments by exhibiting returns with low correlation to the direction of these markets. Real assets include commodities futures, REITS, global listed infrastructure equities, and private real estate funds.  Absolute return investments include hedge fund portfolios.

Target allocations for equity investments have generally declined in favor of longer-maturity fixed-income investments and real assets as a means of dampening future funded status volatility.  Derivative instruments such as equity index futures are used to meet target equity exposure.  In addition, derivative instruments such as equity index futures and U.S. treasury futures are used to rebalance the fixed income/equity allocation of the pension’s portfolio.  Foreign currency exchange contracts are also used to hedge a portion of the non U.S. dollar exposure of global equity investments.

The target asset allocation percentages for major categories of trust assets for pension and other benefit plans are as follows:

	Pension Plan			PBOP Plans
	2016	2015	2014	2016	2015	2014
Global equity	25%	25%	25%	32%	31%	30%
Absolute return	5%	5%	5%	3%	3%	3%
Real assets	10%	10%	10%	7%	8%	8%
Fixed income	60%	60%	60%	58%	58%	59%
Total	100%	100%	100%	100%	100%	100%

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

Fair Value Measurements

The following tables present the fair value of plan assets for pension and other benefits plans by major asset category at December 31, 2015 and 2014.

	Fair Value Measurements
	At December 31,
	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension Plan:
Short-term investments	$247	$369	$-	$616	$352	$311	$-	$663
Global equity	903	2,243	-	3,146	918	2,311	-	3,229
Absolute return	-	-	660	660	-	-	577	577
Real assets	581	-	753	1,334	620	-	675	1,295
Fixed-income	1,841	5,516	640	7,997	2,068	5,718	638	8,424
Total	$3,572	$8,128	$2,053	$13,753	$3,958	$8,340	$1,890	$14,188
PBOP Plans:
Short-term investments	$20	$-	$-	$20	$28	$-	$-	$28
Global equity	104	545	-	649	124	549	-	673
Absolute return	-	-	65	65	-	-	55	55
Real assets	69	-	77	146	72	-	49	121
Fixed-income	150	1,010	-	1,160	163	1,055	1	1,219
Total	$343	$1,555	$142	$2,040	$387	$1,604	$105	$2,096
Total plan assets at fair value				$15,793				$16,284

In addition to the total plan assets disclosed at fair value in the table above, the trusts had other net assets of $13 million and $24 million at December 31, 2015 and 2014, respectively, comprised primarily of cash, accounts receivable, deferred taxes, and accounts payable.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the table above.  All investments that are valued using a net asset value per share can be redeemed quarterly with a notice not to exceed 90 days.

Short-Term Investments

Short-term investments consist primarily of commingled funds across government, credit, and asset-backed sectors. These securities are categorized as Level 1 and Level 2 assets.

Global Equity

The global equity category includes investments in common stock, equity-index futures, and commingled funds comprised of equity securities spread across multiple industries and regions of the world.  Equity investments in common stock are actively traded on public exchanges and are therefore considered Level 1 assets.  These equity investments are generally valued based on unadjusted prices in active markets for identical securities.  Equity-index futures are valued based on unadjusted prices in active markets and are Level 1 assets.  Commingled equity funds are valued using a net asset value per share and are maintained by investment companies for large institutional investors and are not publicly traded.  Commingled equity funds are comprised primarily of underlying equity securities that are publicly traded on exchanges, and price quotes for the assets held by these funds are readily observable and available.  Commingled equity funds are categorized as Level 1 and Level 2 assets.

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

Other fixed-income primarily includes pass-through and asset-backed securities.  Pass-through securities are valued based on observable market inputs and are Level 2 assets.  Asset-backed securities are primarily valued based on broker quotes and are considered Level 2 assets.  Other fixed-income also includes municipal bonds and Treasury futures.  Municipal bonds are valued based on a compilation of primarily observable information or broker quotes in non-active markets and are considered Level 2 assets.  Futures are valued based on unadjusted prices in active markets and are Level 1 assets.

Transfers Between Levels

Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  No material transfers between levels occurred in the years ended December 31, 2015 and 2014.

Level 3 Reconciliation

The following table is a reconciliation of changes in the fair value of instruments for pension and other benefit plans that have been classified as Level 3 for the years ended December 31, 2015 and 2014:

	Pension Plan
(in millions)	Absolute	Fixed-
For the year ended December 31, 2015	Return	Income	Real Assets	Total
Balance at beginning of year	$577	$638	$675	$1,890
Actual return on plan assets:
Relating to assets still held at the reporting date	(7)	9	63	65
Relating to assets sold during the period	-	1	-	1
Purchases, issuances, sales, and settlements:
Purchases	90	2	17	109
Settlements	-	(10)	(2)	(12)
Balance at end of year	$660	$640	$753	$2,053

	Pension Plan
(in millions)	Absolute	Fixed-
For the year ended December 31, 2014	Return	Income	Real Assets	Total
Balance at beginning of year	$554	$625	$544	$1,723
Actual return on plan assets:
Relating to assets still held at the reporting date	23	24	54	101
Relating to assets sold during the period	-	4	-	4
Purchases, issuances, sales, and settlements:
Purchases	-	1	78	79
Settlements	-	(16)	(1)	(17)
Balance at end of year	$577	$638	$675	$1,890

	PBOP Plans
(in millions)	Absolute	Fixed-
For the year ended December 31, 2015	Return	Income	Real Assets	Total
Balance at beginning of year	$55	$1	$49	$105
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	-	5	4
Relating to assets sold during the period	-	-	-	-
Purchases, issuances, sales, and settlements:
Purchases	11	-	23	34
Settlements	-	(1)	-	(1)
Balance at end of year	$65	$-	$77	$142

	PBOP Plans
(in millions)	Absolute	Fixed-
For the year ended December 31, 2014	Return	Income	Real Assets	Total
Balance at beginning of year	$53	$2	$38	$93
Actual return on plan assets:
Relating to assets still held at the reporting date	2	-	4	6
Relating to assets sold during the period	-	-	-	-
Purchases, issuances, sales, and settlements:
Purchases	-	-	7	7
Settlements	-	(1)	-	(1)
Balance at end of year	$55	$1	$49	$105

There were no material transfers out of Level 3 in 2015 and 2014.

Cash Flow Information

Employer Contributions

PG&E Corporation and the Utility contributed $334 million to the pension benefit plans and $61 million to the other benefit plans in 2015.  These contributions are consistent with PG&E Corporation’s and the Utility’s funding policy, which is to contribute amounts that are tax-deductible and consistent with applicable regulatory decisions and federal minimum funding requirements.  None of these pension or other benefits were subject to a minimum funding requirement requiring a cash contribution in 2015.  The Utility’s pension benefits met all the funding requirements under ERISA.  PG&E Corporation and the Utility expect to make total contributions of approximately $327 million and $61 million to the pension plan and other postretirement benefit plans, respectively, for 2016.

Benefits Payments and Receipts

As of December 31, 2015, the estimated benefits expected to be paid and the estimated federal subsidies expected to be received in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are as follows:

	Pension	PBOP	Federal
(in millions)	Plan	Plans	Subsidy
2016	$695	$89	$(6)
2017	739	95	(7)
2018	780	101	(7)
2019	818	107	(8)
2020	854	113	(8)
Thereafter in the succeeding five years	4,728	593	(17)

There were no material differences between the estimated benefits expected to be paid by PG&E Corporation and paid by the Utility for the years presented above.  There were also no material differences between the estimated subsidies expected to be received by PG&E Corporation and received by the Utility for the years presented above.

Retirement Savings Plan

PG&E Corporation sponsors a retirement savings plan, which qualifies as a 401(k) defined contribution benefit plan under the Internal Revenue Code 1986, as amended.  This plan permits eligible employees to make pre-tax and after-tax contributions into the plan, and provide for employer contributions to be made to eligible participants.  Total expenses recognized for defined contribution benefit plans reflected in PG&E Corporation’s Consolidated Statements of Income were $89 million, $80 million, and $71 million in 2015, 2014, and 2013, respectively.

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

The Utility’s significant related party transactions were:

	Year Ended December 31,
(in millions)	2015	2014	2013
Utility revenues from:
Administrative services provided to PG&E Corporation	$6	$5	$7
Utility expenses from:
Administrative services received from PG&E Corporation	$53	$54	$45
Utility employee benefit due to PG&E Corporation	82	70	57

At December 31, 2015 and 2014, the Utility had receivables of $22 million and $17 million, respectively, from PG&E Corporation included in accounts receivable – other and other noncurrent assets – other on the Utility’s Consolidated Balance Sheets, and payables of $21 million and $20 million, respectively, to PG&E Corporation included in accounts payable – other on the Utility’s Consolidated Balance Sheets.

NOTE 13: CONTINGENCIES AND COMMITMENTS

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

Enforcement and Litigation Matters

CPUC Matters

Order Instituting an Investigation into Compliance with Ex Parte Communication Rules

During 2014 and 2015, the Utility filed several reports to notify the CPUC of communications that the Utility believes may have constituted or described ex parte communications that either should not have been made or that should have been timely reported to the CPUC. Ex parte communications include communications between a decision maker or a Commissioner’s advisor and interested persons concerning substantive issues in certain formal proceedings. Certain communications are prohibited and others are permissible with proper noticing and reporting.

On November 23, 2015, the CPUC issued an OII into whether the Utility should be sanctioned for violating rules pertaining to ex parte communications and Rule 1.1 of the CPUC’s Rules of Practice and Procedure governing the conduct of those appearing before the CPUC.  The OII cites some of the communications the Utility reported to the CPUC.  The OII also cites the ex parte violations alleged in the City of San Bruno’s July 2014 motion, which it filed in the CPUC investigations related to the Utility’s natural gas transmission pipeline operations and practices.  A prehearing conference in the OII has been scheduled for March 1, 2016.

The CPUC will determine any penalties that might be imposed on the Utility and determine whether shareholders or ratepayers will bear the costs of the investigation. The CPUC can impose fines up to $50,000 for each violation, per day. The CPUC has wide discretion to determine the amount of penalties based on the totality of the circumstances, including such factors as how many days each violation continued; the gravity of the violations; the type of harm caused by the violations and the number of persons affected; and the good faith of the entity charged in attempting to achieve compliance, after notification of a violation. The CPUC is also required to consider the appropriateness of the amount of the penalty to the size of the entity charged.  The CPUC has historically exercised this discretion in determining penalties.

PG&E Corporation and the Utility believe it is probable that the CPUC will impose penalties on the Utility in the OII but they are unable to reasonably estimate the amount or range of future charges that could be incurred, because it is uncertain how the CPUC will calculate the number of violations or the penalty for any violations, and whether the CPUC will consider additional communications in the OII, including those identified in a motion filed on December 1, 2015, by the City of San Bruno in the 2015 GT&S rate case.  It is also uncertain whether the CPUC will take additional action in any of the proceedings in which the Utility has self-reported communications that may have violated the CPUC’s ex parte rules.

Finally, the U.S. Attorney’s Office in San Francisco and the California Attorney General’s office also have been investigating matters related to allegedly improper communications between the Utility and CPUC personnel.  The Utility is cooperating with the federal and state investigators.  It is uncertain whether any charges will be brought against the Utility.

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

On September 30, 2015, the SED submitted its supplemental testimony, which included incidents allegedly related to record-keeping that had not been identified in the initial order, and also asserted violations related to the Utility’s pre-excavation location and marking practices, causal evaluation practices, and compliance with regulations governing pressure validation for certain distribution facilities.  Evidentiary hearings were held during January 2016.  Opening briefs are due by February 26, 2016 and reply briefs are due by March 31, 2016.  The SED has indicated it will seek significant penalties, the amount of which is expected to be disclosed in its brief.

PG&E Corporation and the Utility believe it is probable that the CPUC will impose penalties on the Utility in the form of fines or other remedies, including possible future unrecoverable costs to implement operational remedies. The Utility is unable to determine the form or amount of penalties or reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion (discussed above).

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

Potential Safety Citations

  The SED periodically audits utility operating practices and conducts investigations of potential violations of laws and regulations applicable to the safety of the California utilities’ electric and natural gas facilities and operations. In addition, the California utilities are required to inform the SED of self-identified or self-corrected violations. The CPUC has delegated authority to the SED to issue citations and impose fines for violations identified through audits, investigations, or self-reports.  The SED can consider the discretionary factors discussed above (see “Order Instituting an Investigation into Compliance with Ex parte Communication Rules” above) in determining the number of violations and whether to impose daily fines for continuing violations. The SED is required, however, to impose the maximum statutory penalty of $50,000 for each separate violation.

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

Federal Matters

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court that superseded the original indictment that was returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record-keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  On December 23, 2015, the court presiding over the federal criminal proceeding dismissed 15 of the Pipeline Safety Act counts, leaving 13 remaining counts.  The maximum statutory fine for each felony count is $500,000, for total potential fines of $6.5 million. On December 8, 2015, the court also issued an order granting, in part, the Utility’s request to dismiss the government’s allegations seeking an alternative fine under the Alternative Fines Act. The Alternative Fines Act states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”  The court dismissed the government’s allegations regarding the amount of losses, but concluded that it required additional information about how the government would prove its allegations about the amount of gross gains prior to deciding whether to dismiss those allegations.  (Based on the superseding indictment’s allegation that the Utility derived gross gains of approximately $281 million, the potential maximum alternative fine would be approximately $562 million.)  After considering the additional information submitted by the government, on February 2, 2016, the court issued an order holding that if the government’s allegations about the Utility’s gross gains are considered, they would be considered in a second trial phase that would take place after the trial on the criminal charges.  The trial on the criminal charges currently is scheduled to begin March 22, 2016.

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

Capital Expenditures Relating to Pipeline Safety Enhancement Plan

At December 31, 2015, approximately $664 million of PSEP-related capital costs is recorded in property, plant, and equipment on the Consolidated Balance Sheets.  The Utility would be required to record charges to the statement of income in future periods to the extent total forecasted PSEP-related capital costs are higher than currently expected.

Penalty Decision Related to the CPUC’s Investigative Enforcement Proceedings Related to Natural Gas Transmission

On April 9, 2015, the CPUC approved final decisions in the three investigations that had been brought against the Utility relating to (1) the Utility’s safety record-keeping for its natural gas transmission system, (2) the Utility’s operation of its natural gas transmission pipeline system in or near locations of higher population density, and (3) the Utility’s pipeline installation, integrity management, record-keeping and other operational practices, and other events or courses of conduct, that could have led to or contributed to the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010.  A decision was issued in each investigative proceeding to determine the violations that the Utility committed.  The CPUC also approved a fourth decision (the “Penalty Decision”) which imposes penalties on the Utility totaling $1.6 billion comprised of: (1) a $300 million fine to be paid to the State General Fund, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million. In August 2015, the Utility paid the $300 million fine. At December 31, 2015, the Consolidated Balance Sheets include $400 million in current regulatory liabilities for the one-time bill credit that will be provided to the Utility’s natural gas customers in 2016.  On January 14, 2016, the CPUC issued final decisions to close these investigative proceedings.

The Penalty Decision requires that at least $689 million of the $850 million disallowance be allocated to capital expenditures, and that the Utility be precluded from including these capital costs in rate base.  The CPUC will determine which safety projects and programs will be funded by shareholders in the Utility’s pending 2015 GT&S rate case.  If the $850 million is not exhausted by designated safety-related projects and programs in the 2015 GT&S proceeding, the CPUC will identify additional projects in future proceedings to ensure that the full $850 million is spent. The CPUC is expected to issue a final decision in the Utility’s 2015 GT&S rate case in 2016 to identify safety-related projects and programs that will be subject to the disallowance. It is uncertain how much of the Utility’s costs to perform the safety-related projects and programs the CPUC will identify as counting toward the $850 million shareholder-funded obligation. If the Utility’s actual costs exceed costs that the CPUC counts towards the $850 million maximum, the Utility would record additional charges if such costs are not otherwise authorized by the CPUC.  As a result, the total shareholder-funded obligation could exceed $850 million.

For the year ended December 31, 2015, the Utility recorded additional charges in operating and maintenance expenses in the Consolidated Statements of Income of $907 million as a result of the Penalty Decision. The cumulative charges at December 31, 2015, and the additional future charges to reach the $1.6 billion total are shown in the following table:

	Year	Cumulative	Future
	Ended	Charges	Charges
	December 31,	December 31,	and	Total
(in millions)	2015	2015	Costs	Amount
Fine payable to the state (1)	$100	$300	$-	$300
Customer bill credit	400	400	-	400
Charge for disallowed capital (2)	407	407	282	689
Disallowed revenue for pipeline safety
expenses (3)	-	-	161	161
CPUC estimated cost of other remedies (4)	-	-	-	50
Total Penalty Decision fines and remedies	$907	$1,107	$473	$1,600

(1) In March 2015, the Utility increased its accrual from $200 million at December 31, 2014 to $300 million.

(2) The Penalty Decision prohibits the Utility from recovering certain expenses and capital spending associated with pipeline safety-related projects and programs that the CPUC will identify in the final decision to be issued in the Utility’s 2015 GT&S rate case. The Utility estimates that approximately $407 million of capital spending (which include less than $1 million for remedy related capital costs) in the year ended December 31, 2015 is probable of disallowance, subject to adjustment based on the final 2015 GT&S rate case decision.

(3) These costs are being expensed as incurred. Future GT&S revenues will be reduced for these unrecovered expenses.

(4) In the Penalty Decision, the CPUC estimated that the Utility would incur $50 million to comply with the remedies specified in the Penalty Decision and does not reflect the Utility’s remedy-related costs already incurred nor the Utility’s estimated future remedy-related costs. These costs are being expensed as incurred.

Other Legal and Regulatory Contingencies

PG&E Corporation and the Utility are subject to various laws and regulations and, in the normal course of business, are named as parties in a number of claims and lawsuits.  In addition, penalties may be incurred for failure to comply with federal, state, or local laws and regulations.  A provision for a loss contingency is recorded when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  PG&E Corporation and the Utility evaluate the range of reasonably estimated losses and record a provision based on the lower end of the range, unless an amount within the range is a better estimate than any other amount.  The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Loss contingencies are reviewed quarterly and estimates are adjusted to reflect the impact of all known information, such as negotiations, discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.  PG&E Corporation’s and the Utility’s policy is to exclude anticipated legal costs from the provision for loss and expense these costs as incurred.

Investigation of the Butte Fire

In September 2015, a wildfire (known as the “Butte fire”) ignited and spread in Amador and Calaveras Counties in Northern California.  The California Department of Forestry and Fire Protection (“Cal Fire”) is investigating the source of the Butte Fire to determine whether a tree contacted a power line operated by the Utility and was the cause of the fire.  Cal Fire has reported that as a result of the fire there were two deaths and 965 structures, including 571 houses, were damaged or destroyed. Cal Fire’s investigation is expected to conclude in 2016.

Approximately 27 complaints have been filed against the Utility and its vegetation management contractors in the Superior Court of California in both the County of Calaveras and the County of San Francisco, involving more than 600 individual plaintiffs and their insurance companies. Plaintiffs and the Utility filed petitions with the California Judicial Council to coordinate these cases.  The petitions were assigned to the Calaveras Superior Court for a recommendation to the Judicial Council.  On January 21, 2016, the Calaveras Superior Court issued an order recommending to the Judicial Council that the cases be coordinated in the Superior Court of California, Sacramento County, for all purposes including trial.  Among other factors, the Court found that coordination requires a court with a significant number of judges and complex litigation support personnel, neither of which are present in Calaveras County.

It is estimated that losses related to structures, contents, other personal property, and fire suppression costs associated with the Butte fire, will range from $350 million to $450 million.  This range is based on estimates about the number, size, and type of structures damaged or destroyed, assumptions about the contents of such structures and other personal property damage, and information about the amount of fire suppression costs associated with prior similar fires.  The Utility believes that it is reasonably possible that it would be liable for some or all of these and other costs, such as costs associated with tree damage, personal injury, business interruption losses, and other damages.  The Utility is unable to reasonably estimate these other costs at this time due to the limited information available.

The Utility has insurance coverage for these types of claims. If the amount of insurance is insufficient to cover the Utility's liability resulting from the Butte fire, or if insurance is otherwise unavailable, PG&E Corporation’s and the Utility’s financial condition or results of operations could be materially affected.

Rehearing of CPUC Decisions Approving Energy Efficiency Incentive Awards

On September 17, 2015, the CPUC issued an order granting TURN’s and the ORA’s long-standing applications for rehearing of the CPUC decisions that awarded energy efficiency incentive payments to the California investor-owned utilities for the 2006-2008 energy efficiency program cycle.  Under the ratemaking mechanism applicable to the 2006-2008 program cycle, the maximum amount of incentives that the Utility could have earned (or the maximum amount that the Utility could have been required to reimburse customers) over the 2006-2008 program cycle was $180 million.  The Utility was awarded a total of $104 million for the 2006-2008 program cycle.  In the re-opened energy efficiency proceeding, the CPUC will evaluate whether incentives awarded to the California investor-owned utilities were just and reasonable, and whether any refunds are due.  The parties are required to submit proposals to resolve the issues in the proceeding by March 18, 2016.  Comments on the proposals are due on April 8, 2016 and evidentiary hearings, if needed, would be held in July 2016.  It is uncertain when the CPUC will issue a decision and whether the Utility will be required to refund amounts or incur other obligations related to the 2006-2008 program cycle.  PG&E Corporation and the Utility believe it is reasonably possible that the Utility will be required to refund amounts or incur other obligations related to this matter, but they are unable to reasonably estimate the amount of such refunds or other obligations.

Other Contingencies

Accruals for other legal and regulatory contingencies (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters” and “Other Legal and Regulatory Contingencies”) totaled $63 million at December 31, 2015, and $55 million at December 31, 2014.  These amounts are included in other current liabilities in the Consolidated Balance Sheets.  The resolution of these matters is not expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	December 31, 2015	December 31, 2014
Topock natural gas compressor station (1)	$300	$291
Hinkley natural gas compressor station (1)	140	158
Former manufactured gas plant sites owned by the Utility or third parties	271	257
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites	164	150
Fossil fuel-fired generation facilities and sites	94	98
Total environmental remediation liability	$969	$954

(1) See “Natural Gas Compressor Station Sites” below.

At December 31, 2015 the Utility expected to recover $695 million of its environmental remediation liability through various ratemaking mechanisms authorized by the CPUC.  One of these mechanisms allows the Utility rate recovery for 90% of its hazardous substance remediation costs for certain approved sites (including the Topock site) without a reasonableness review. The Utility may incur environmental remediation costs that it does not seek to recover in rates, such as the costs associated with the Hinkley site.

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

Hinkley Site

The Utility has been implementing interim remediation measures at the Hinkley site to reduce the mass of the chromium plume and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the Regional Board.  On November 4, 2015, the Regional Board adopted a final clean-up and abatement order to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts.  The final order states that the Utility must continue and improve its remediation efforts; define the boundaries of the chromium plume, and take other action.  Additionally, the final order requires setting plume capture requirements, requires establishing a monitoring and reporting program, and finalizes deadlines for the Utility to meet interim cleanup targets.  The clean-up and abatement order did not have a material impact on the Utility’s consolidated financial statements.

The Utility’s environmental remediation liability at December 31, 2015 reflects the Utility’s best estimate of probable future costs associated with its final remediation plan.  Future costs will depend on many factors, including the extent of work to be performed to implement the final remediation plan and the Utility’s required time frame for remediation.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition and cash flows.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California Department of Toxic Substances Control and the U.S. Department of the Interior.  In November 2015, the Utility submitted its final remediation design to the agencies for approval.  The Utility’s design proposes that the Utility construct an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium.  The DTSC is conducting an additional environmental review of the proposed design, and the Utility anticipates that the DTSC’s draft environmental impact report will be issued for public comment in July 2016.  After the DTSC considers public comments that may be made, the DTSC is expected to issue a final environmental impact report in December 2016.  After the Utility modifies its design in response to the final report, the Utility plans to seek approval to begin construction of the new in-situ treatment system in early 2017.

The Utility’s environmental remediation liability at December 31, 2015 reflects its best estimate of probable future costs associated with its final remediation plan.  Future costs will depend on many factors, including the extent of work to be performed to implement the final groundwater remedy and the Utility’s required time frame for remediation.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition and cash flows.

Reasonably Possible Environmental Contingencies

Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, the Utility’s undiscounted future costs could increase to as much as $1.9 billion (including amounts related to the Hinkley and Topock sites described above) if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations during the period in which they are recorded.

Nuclear Insurance

The Utility is a member of NEIL, which is a mutual insurer owned by utilities with nuclear facilities.  NEIL provides insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear event were to occur at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3. NEIL provides property damage and business interruption coverage of up to $3.5 billion per nuclear incident and $2.8 billion per non-nuclear incident for Diablo Canyon.  Humboldt Bay Unit 3 has up to $131 million of coverage for nuclear and non-nuclear property damages.  If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, as of December 31, 2015, the current maximum aggregate annual retrospective premium obligation for the Utility is approximately $60 million.

NEIL also provides coverage for damages caused by acts of terrorism at nuclear power plants.  Certain acts of terrorism may be “certified” by the Secretary of the Treasury.  If damages are caused by certified acts of terrorism, NEIL can obtain compensation from the federal government and will provide up to its full policy limit of $3.5 billion for each insured loss.  In contrast, NEIL would treat all non-certified terrorist acts occurring within a 12-month period against one or more commercial nuclear power plants insured by NEIL as one event and the owners of the affected plants would share the $3.5 billion policy limit amount.

Under the Price-Anderson Act, public liability claims that arise from nuclear incidents that occur at Diablo Canyon, and that occur during the transportation of material to and from Diablo Canyon are limited to $13.5 billion.  The Utility purchased the maximum available public liability insurance of $375 million for Diablo Canyon.  The balance of the $13.5 billion of liability protection is provided under a loss-sharing program among utilities owning nuclear reactors.  The Utility may be assessed up to $255 million per nuclear incident under this program, with payments in each year limited to a maximum of $38 million per incident.  Both the maximum assessment and the maximum yearly assessment are adjusted for inflation at least every five years.  The next scheduled adjustment is due on or before September 10, 2018.

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

At December 31, 2015, and December 31, 2014, the Consolidated Balance Sheets reflected $454 million and $434 million, respectively, in net Disputed claims and customer refunds, including both principal and interest. At December 31, 2015 and 2014, the Utility held $228 million and $291 million, respectively, in escrow, including earned interest, for payment of the remaining net disputed claims liability.  These amounts are included within restricted cash on the Consolidated Balance Sheets.

Interest accrues on the remaining net disputed claims liability at the FERC-ordered rate, which is higher than the rate earned by the Utility on the escrow balance.  Although the Utility has been collecting the difference between the accrued interest and the earned interest from customers in rates, these collections are not held in escrow.  If the amount of accrued interest is greater than the amount of interest ultimately determined to be owed on the remaining net disputed claims liability, the Utility would refund to customers any excess interest collected.  The amount of any interest that the Utility may be required to pay will depend on the final determined amount of the remaining net disputed claims liability and when such interest is paid.

While the FERC and judicial proceedings are pending, the Utility has pursued, and continues to pursue, settlements with electricity suppliers.  The Utility has entered into a number of settlement agreements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers.  Under these settlement agreements, amounts payable by the parties are, in some instances, subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC.  Any net refunds, claim offsets, or other credits that the Utility receives from electricity suppliers either through settlement or through the conclusion of the various FERC and judicial proceedings are refunded to customers through rates in future periods.

In July 2014, a settlement agreement between the Utility and an electric supplier became effective, resolving a portion of the Utility’s net disputed claims and resulting in refunds to customers of $312 million.  No significant settlement agreements were reached in 2015.  The Utility is uncertain when and how the remaining net disputed claims liability will be resolved.

Purchase Commitments

The following table shows the undiscounted future expected obligations under power purchase agreements that have been approved by the CPUC and have met specified construction milestones as well as undiscounted future expected payment obligations for natural gas supplies, natural gas transportation, natural gas storage, and nuclear fuel as of December 31, 2015:

	Power Purchase Agreements
	Renewable	Conventional		Natural	Nuclear
(in millions)	Energy	Energy	Other	Gas	Fuel	Total
2016	$2,177	$772	$504	$421	$113	$3,987
2017	2,201	787	380	150	100	3,618
2018	2,075	706	359	105	96	3,341
2019	2,087	694	290	105	98	3,274
2020	2,077	674	213	103	133	3,200
Thereafter	29,098	1,729	997	543	185	32,552
Total purchase
commitments	$39,715	$5,362	$2,743	$1,427	$725	$49,972

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

Renewable Energy Power Purchase Agreements.  In order to comply with California’s RPS requirements, the Utility is required to deliver renewable energy to its customers at a gradually increasing rate. The Utility has entered into various agreements to purchase renewable energy to help meet California’s requirement. The Utility’s obligations under a significant portion of these agreements are contingent on the third party’s construction of new generation facilities, which are expected to grow significantly.  As of December 31, 2015, renewable energy contracts expire at various dates between 2016 and 2043.

Conventional Energy Power Purchase Agreements.  The Utility has entered into many power purchase agreements for conventional generation resources, which include tolling agreements and resource adequacy agreements.  The Utility’s obligation under a portion of these agreements is contingent on the third parties’ development of new generation facilities to provide capacity and energy products to the Utility.  As of December 31, 2015, these power purchase agreements expire at various dates between 2016 and 2033.

Other Power Purchase Agreements.  The Utility has entered into agreements to purchase energy and capacity with independent power producers that own generation facilities that meet the definition of a QF under federal law.  Several of these agreements are treated as capital leases.  At December 31, 2015 and 2014, net capital leases reflected in property, plant, and equipment on the Consolidated Balance Sheets were $54 million and $74 million including accumulated amortization of $147 million and $128 million, respectively.  The present value of the future minimum lease payments due under these agreements included $19 million and $20 million in Current Liabilities and $35 million and $54 million in Noncurrent Liabilities on the Consolidated Balance Sheet, respectively. As of December 31, 2015, QF contracts in operation expire at various dates between 2016 and 2028.  In addition, the Utility has agreements with various irrigation districts and water agencies to purchase hydroelectric power.

The costs incurred for all power purchases and electric capacity amounted to $3.5 billion in 2015, $3.6 billion in 2014, and $3.0 billion in 2013.

Natural Gas Supply, Transportation, and Storage Commitments

The Utility purchases natural gas directly from producers and marketers in both Canada and the United States to serve its core customers and to fuel its owned-generation facilities.  The Utility also contracts for natural gas transportation from the points at which the Utility takes delivery (typically in Canada, the US Rocky Mountain supply area, and the southwestern United States) to the points at which the Utility’s natural gas transportation system begins.  These agreements expire at various dates between 2016 and 2026.  In addition, the Utility has contracted for natural gas storage services in northern California in order to more reliably meet customers’ loads.

Costs incurred for natural gas purchases, natural gas transportation services, and natural gas storage, which include contracts with terms of less than 1 year, amounted to $0.9 billion in 2015, $1.4 billion in 2014, and $1.6 billion in 2013.

Nuclear Fuel Agreements

The Utility has entered into several purchase agreements for nuclear fuel.  These agreements expire at various dates between 2016 and 2025 and are intended to ensure long-term nuclear fuel supply.  The Utility relies on a number of international producers of nuclear fuel in order to diversify its sources and provide security of supply.  Pricing terms are also diversified, ranging from market-based prices to base prices that are escalated using published indices.

Payments for nuclear fuel amounted to $128 million in 2015, $105 million in 2014, and $162 million in 2013.

Other Commitments

PG&E Corporation and the Utility have other commitments related to operating leases (primarily office facilities and land), which expire at various dates between 2016 and 2052.  At December 31, 2015, the future minimum payments related to these commitments were as follows:

(in millions)	Operating Leases
2016	$40
2017	41
2018	40
2019	38
2020	37
Thereafter	194
Total minimum lease payments	$390

Payments for other commitments related to operating leases amounted to $41 million in 2015, $42 million in 2014, and $40 million in 2013.  Certain leases on office facilities contain escalation clauses requiring annual increases in rent.  The rentals payable under these leases may increase by a fixed amount each year, a percentage of increase over base year, or the consumer price index.  Most leases contain extension operations ranging between one and five years.

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter ended
(in millions, except per share amounts)	December 31	September 30	June 30	March 31
2015
PG&E CORPORATION
Operating revenues	$4,167	$4,550	$4,217	$3,899
Operating income	205	545	687	71
Income tax (benefit) provision (1)	(111)	67	110	(93)
Net income (2)	138	310	406	34
Income available for common shareholders	134	307	402	31
Comprehensive income	137	310	406	17
Net earnings per common share, basic	0.27	0.63	0.84	0.06
Net earnings per common share, diluted	0.27	0.63	0.83	0.06
Common stock price per share:
High	54.50	54.41	54.27	60.15
Low	51.65	47.60	49.10	51.38
UTILITY
Operating revenues	$4,167	$4,550	$4,216	$3,900
Operating income	208	544	687	72
Income tax (benefit) provision (1)	(114)	72	115	(92)
Net income (2)	147	305	406	4
Income available for common stock	143	302	402	1
Comprehensive income	145	305	406	4

2014
PG&E CORPORATION
Operating revenues (3)	$4,308	$4,939	$3,952	$3,891
Operating income	383	1,065	518	484
Income tax provision	35	115	104	91
Net income (4)	135	814	271	230
Income available for common shareholders	131	811	267	227
Comprehensive income	120	796	260	235
Net earnings per common share, basic	0.28	1.72	0.57	0.49
Net earnings per common share, diluted	0.27	1.71	0.57	0.49
Common stock price per share:
High	54.98	48.07	48.23	44.73
Low	44.38	43.00	42.37	39.60
UTILITY
Operating revenues (3)	$4,308	$4,939	$3,951	$3,890
Operating income	383	1,059	525	485
Income tax provision	59	115	110	100
Net income (4)	162	793	250	228
Income available for common stock	158	790	246	225
Comprehensive income	154	793	250	228

(1) In the first quarter of 2015, the Utility had an income tax benefit, primarily due to the impact of the Penalty Decision. (See note (2) below.)  In the fourth quarter of 2015, the Utility had an income tax benefit, primarily due to lower income before taxes and an audit settlement received.

(2) In the first quarter of 2015, the Utility recorded total charges of $553 million related to the Penalty Decision, including $53 million in estimated capital spending that is probable of disallowance.  In the second, third, and fourth quarters of 2015, the Utility recorded $75 million, $142 million, and $137 million, respectively, in estimated capital spending that is probable of disallowance.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

(3) In the third quarter of 2014, the Utility recorded an increase to base revenues as authorized by the CPUC in the 2014 GRC decision.

(4) The Utility recorded charges to net income of $116 million in the fourth quarter of 2014 for PSEP capital costs that are forecasted to exceed the authorized amounts.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8.)

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment and those criteria, management has concluded that PG&E Corporation and the Utility maintained effective internal control over financial reporting as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited PG&E Corporation’s and the Utility’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PG&E Corporation and Pacific Gas and Electric Company

San Francisco, California

We have audited the internal control over financial reporting of PG&E Corporation and subsidiaries (the “Company”) and of Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s and the Utility’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s and the Utility’s internal control over financial reporting based on our audits.

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

In our opinion, the Company and the Utility maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and the Utility and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PG&E Corporation and Pacific Gas and Electric Company
San Francisco, California

We have audited the accompanying consolidated balance sheets of PG&E Corporation and subsidiaries (the “Company”) and of Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2015 and 2014, and the Company’s related consolidated statements of income, comprehensive income, equity, and cash flows and the Utility’s related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s and the Utility’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PG&E Corporation and subsidiaries and of Pacific Gas and Electric Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s and the Utility’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s and the Utility’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 18, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of December 31, 2015, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the 1934 Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

Deloitte & Touche LLP, an independent registered public accounting firm, has audited PG&E Corporation’s and the Utility’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers of PG&E Corporation and the Utility is set forth under “Executive Officers of the Registrants” at the end of Part I of this report.  Other information regarding directors is set forth under the heading “Nominees for Directors of PG&E Corporation and Pacific Gas and Electric Company” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.  Information regarding compliance with Section 16 of the Exchange Act is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.

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

Procedures for Shareholder Recommendations of Nominees to the Boards of Directors

During 2015, there were no material changes to the procedures described in PG&E Corporation’s and the Utility’s Joint Proxy Statement relating to the 2015 Annual Meetings of Shareholders by which security holders may recommend nominees to PG&E Corporation’s or Pacific Gas and Electric Company’s Boards of Directors.

Audit Committees and Audit Committee Financial Expert

Information regarding the Audit Committees of PG&E Corporation and the Utility and the “audit committee financial expert” as defined by the SEC is set forth under the headings “Corporate Governance – Board Committee Duties – Audit Committees” and “Corporate Governance – Committee Membership” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information responding to Item 11, for each of PG&E Corporation and the Utility, is set forth under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,”  “Summary Compensation Table - 2015,” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards at Fiscal Year End - 2015,” “Option Exercises and Stock Vested During 2015,” “Pension Benefits – 2015,” “Non-Qualified Deferred Compensation – 2015,”  “Potential Payments Upon Resignation, Retirement, Termination, Change in Control, Death, or Disability” and “Compensation of Non-Employee Directors – 2015 Director Compensation” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of securities for each of PG&E Corporation and the Utility is set forth under the headings “Share Ownership Information – Security Ownership of Management” and “Share Ownership Information – Principal Shareholders” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 concerning shares of PG&E Corporation common stock authorized for issuance under PG&E Corporation's existing equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	6,027,349	(1)	$35.53	(2)	15,674,803	(3)
Equity compensation plans not approved by shareholders	-		-		-
Total equity compensation plans	6,027,349	(1)	$35.53	(2)	15,674,803	(3)

(1) Includes 30,020 phantom stock units, 2,335,148 restricted stock units and 3,658,091 performance shares.  The weighted average exercise price reported in column (b) does not take these awards into account.  For performance shares, amounts reflected in this table assume payout in shares at 200% of target or, for performance shares granted in 2013, reflects the actual payout percentage of 50%.  The actual number of shares issued can range from 0% to 200% of target depending on achievement of performance objectives.  Also, restricted stock units and performance shares are generally settled in net shares.  Upon vesting, shares with a value equal to required tax withholding will be withheld and, in lieu of issuing the shares, taxes will be paid on behalf of employees.  Shares not issued due to share withholding or performance achievement below maximum will be available again for issuance.

(2) This is the weighted average exercise price for the 4,090 options outstanding as of December 31, 2015.

(3) Represents the total number of shares available for issuance under all of PG&E Corporation’s equity compensation plans as of December 31, 2015. Stock-based awards granted under these plans include restricted stock units, performance shares and phantom stock units.  The 2014 LTIP, which became effective on May 12, 2014, authorizes up to 17 million shares to be issued pursuant to awards granted under the 2014 LTIP, less approximately 2.7 million shares for awards granted under the 2006 LTIP from January 1, 2014 through May 11, 2014.  In addition, if any awards outstanding under the 2006 LTIP at December 31, 2013 are cancelled, forfeited or expire without being settled in full, shares of stock allocable to the terminated portion of such awards shall again be available for issuance under the 2014 LTIP.

For more information, see Note 5 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13, for each of PG&E Corporation and the Utility, is included under the headings “Related Party Transactions” and  “Corporate Governance – Board and Director Independence and Qualifications” and “Corporate Governance – Committee Membership” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information responding to Item 14, for each of PG&E Corporation and the Utility, is set forth under the heading “Information Regarding the Independent Registered Public Accounting Firm for PG&E Corporation and Pacific Gas and Electric Company” in the Joint Proxy Statement relating to the 2016 Annual Meetings of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

  The following documents are filed as a part of this report:

  The following consolidated financial statements, supplemental information and report of independent registered public accounting firm are filed as part of this report in Item 8:

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Balance Sheets at December 31, 2015 and 2014 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013 for PG&E Corporation.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013 for Pacific Gas and Electric Company.

Notes to the Consolidated Financial Statements.

Quarterly Consolidated Financial Data (Unaudited).

Management’s Report on Internal Controls

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

  The following financial statement schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

I—Condensed Financial Information of Parent as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014, and 2013.

II—Consolidated Valuation and Qualifying Accounts for each of PG&E Corporation and Pacific Gas and Electric Company for the Years Ended December 31, 2015, 2014, and 2013.

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
3.4

Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of April 12, 2004 (incorporated by reference to Pacific Gas and Electric Company's Form 8-K filed April 12, 2004 (File No. 1-2348), Exhibit 3)

3.5

Bylaws of Pacific Gas and Electric Company amended as of August 17, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on July 14, 2015 (File No. 1-2348), Exhibit 99.2)

4.1

Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004, as supplemented by a First Supplemental Indenture, dated as of March 23, 2004, and a Second Supplemental Indenture, dated as of April 12, 2004, between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12609 and File No. 1-2348), Exhibit 4.1)

4.2

First Supplemental Indenture dated as of March 13, 2007 relating to the Utility’s issuance of $700,000,000 principal amount of 5.80% Senior Notes due March 1, 2037 (incorporated by reference from Pacific Gas and Electric Company’s Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.3

Second Supplemental Indenture dated as of December 4, 2007 relating to the Utility’s issuance of $500,000,000 principal amount of 5.625% Senior Notes due November 30, 2017 (incorporated by reference from Pacific Gas and Electric Company’s Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.4

Third Supplemental Indenture dated as of March 3, 2008 relating to the Utility’s issuance of 5.625% Senior Notes due November 30, 2017 and 6.35% Senior Notes due February 15, 2038 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 3, 2008 (File No. 1-2348), Exhibit 4.1)

4.5

Fourth Supplemental Indenture dated as of October 21, 2008 relating to the Utility’s issuance of $600,000,000 aggregate principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 21, 2008 (File No. 1-2348), Exhibit 4.1)

4.6

Fifth Supplemental Indenture dated as of November 18, 2008 relating to the Utility’s issuance of $400,000,000 aggregate principal amount of its 6.25% Senior Notes due December 1, 2013 and $200 million principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2008 (File No. 1-2348), Exhibit 4.1)

4.7

Sixth Supplemental Indenture, dated as of March 6, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 6.25% Senior Notes due March 1, 2039 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 6, 2009 (File No. 1-2348), Exhibit 4.1)

4.8

Eighth Supplemental Indenture dated as of November 18, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2009 (File No. 1-2348), Exhibit 4.1)

4.9

Ninth Supplemental Indenture dated as of April 1, 2010 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due January 15, 2040 and $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due March 1, 2037 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 1, 2010 (File No. 1-2348), Exhibit 4.1)

4.10

Tenth Supplemental Indenture dated as of September 15, 2010 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 15, 2010 (File No. 1-2348), Exhibit 4.1)

4.11

Twelfth Supplemental Indenture dated as of November 18, 2010 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 and $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 5.40% Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2010 (File No. 1-2348), Exhibit 4.1)

4.12

Thirteenth Supplemental Indenture dated as of May 13, 2011, relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.25% Senior Notes due May 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 13, 2011 (File No. 1-2348), Exhibit 4.1)

4.13

Fourteenth Supplemental Indenture dated as of September 12, 2011 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company's 3.25% Senior Notes due September 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 12, 2011 (File No. 1-2348), Exhibit 4.1)

4.14

Sixteenth Supplemental Indenture dated as of December 1, 2011 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.50% Senior Notes due December 15, 2041 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 1, 2011 (File No. 1-2348), Exhibit 4.1)

4.15

Seventeenth Supplemental Indenture dated as of April 16, 2012 relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.45% Senior Notes due April 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.16

Eighteenth Supplemental Indenture dated as of August 16, 2012 relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.45% Senior Notes due August 15, 2022 and $350,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due August 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.17

Nineteenth Supplemental Indenture dated as of June 14, 2013 relating to the issuance of $375,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.25% Senior Notes due June 15, 2023 and $375,000,000 aggregate principal amount of its 4.60% Senior Notes due June 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 14, 2013 (File No. 1-2348), Exhibit 4.1)

4.18

Twentieth Supplemental Indenture dated as of November 12, 2013 relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.85% Senior Notes due November 15, 2023 and $500,000,000 aggregate principal amount of its 5.125% Senior Notes due November 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2013 (File No. 1-2348), Exhibit 4.1)

4.19

Twenty-First Supplemental Indenture, dated as of February 21, 2014, relating to the issuance of $450,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due February 15, 2024 and $450,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 21, 2014 (File No.1 2348), Exhibit 4.1)

4.20

Twenty-Third Supplemental Indenture, dated as of August 18, 2014, relating to the issuance of $350,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.40% Senior Notes due August 15, 2024 and $225,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 18, 2014 (File No. 1-2348), Exhibit 4.1)

4.21

Twenty-Fourth Supplemental Indenture, dated as of November 6, 2014, relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 6, 2014 (File No. 1-2348), Exhibit 4.1)

4.22

Twenty-Fifth Supplemental Indenture, dated as of June 12, 2015, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $100,000,000 aggregate principal amount of its 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on June 12, 2015 (File No. 1-2348), Exhibit 4.1)

4.23

Twenty-Sixth Supplemental Indenture, dated as of November 5, 2015, relating to the issuance of $200,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $450,000,000 aggregate principal amount of its 4.25% Senior Notes due March 15, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on November 5, 2015 (File No. 1-2348), Exhibit 4.1)

4.24

Senior Note Indenture, dated as of February 10, 2014, between PG&E Corporation and U.S. Bank National Association (incorporated by reference to PG&E Corporation’s Form S-3 (File No. 333-193880), Exhibit 4.1)

4.25

First Supplemental Indenture, dated as of February 27, 2014, relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 2.40% Senior Notes due March 1, 2019 (incorporated by reference to PG&E Corporation’s Form 8-K dated February 27, 2014 (File No. 1-12609), Exhibit 4.1)

10.1

Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) PG&E Corporation, as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank, National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.2

Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) Pacific Gas and Electric Company, as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

10.3

Settlement Agreement among California Public Utilities Commission, Pacific Gas and Electric Company and PG&E Corporation, dated as of December 19, 2003, together with appendices (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 8-K filed December 22, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 99)

10.4

Transmission Control Agreement among the California Independent System Operator (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.8)

10.5	*

Letter regarding Compensation Agreement between PG&E Corporation and Anthony F. Earley, Jr. dated August 8, 2011 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12609), Exhibit 10.1)

10.6	*

Restricted Stock Unit Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.7)

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

Performance Share Agreement subject to financial goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.8)

10.12	*

Performance Share Agreement subject to safety and customer affordability goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.9)

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

10.16	*	Restricted Stock Unit Agreement between Nickolas Stavropoulos and PG&E Corporation for additional 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan
10.17	*	Restricted Stock Unit Agreement between Geisha J. Williams and PG&E Corporation for additional 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan
10.18	*	Restricted Stock Unit Agreement between John R. Simon and PG&E Corporation for additional 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan
10.19	*

Letter regarding Compensation Agreement between PG&E Corporation and Julie M. Kane dated March 11, 2015 for employment starting May 18, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.4)

10.20	*

Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.5)

10.21	*

Non-Annual Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.6)

10.22	*

Performance Share Agreement subject to financial goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.7)

10.23	*

Performance Share Agreement subject to safety and customer affordability goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.8)

10.24	*

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

10.26	*

Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Karen Austin dated April 29, 2011 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-2348), Exhibit 10.7)

10.27	*

Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Nickolas Stavropoulos dated April 29, 2011 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-2348), Exhibit 10.8)

10.28	*

Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Steven Malnight dated February 22, 2012 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2014 (File No. 1-2348), Exhibit 10.3)

10.29	*

PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

10.30	*

PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective September 15, 2015 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.3)

10.31	*

PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.24)

10.32	*

PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)

10.33	*

Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2015  (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.3)

10.34	*

Amendment to PG&E Corporation Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.27)

10.35	*

Amendment to Pacific Gas and Electric Company Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.28)

10.36	*

PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of January 1, 2013 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 1-12609, Exhibit 10.31)

10.37	*

PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective September 17, 2013 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12609), Exhibit 10.2)

10.38	*	Pacific Gas and Electric Company Relocation Assistance Program for Officers
10.39	*

Amendment to the Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, effective February 6, 2015 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2014) (File No. 1-12609), Exhibit 10.37)

10.40	*

Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, as amended and restated on February 14, 2012 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2012 (File No. 1-2348), Exhibit 10.7)

10.41	*

PG&E Corporation Non-Employee Director Stock Incentive Plan (a component of the PG&E Corporation Long-Term Incentive Program) as amended effective as of July 1, 2004  (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.27)

10.42	*	PG&E Corporation 2014 Long-Term Incentive Plan effective May 12, 2014 and amended effective January 1, 2016
10.43	*

PG&E Corporation 2006 Long-Term Incentive Plan, as amended effective January 1, 2013 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2012  (File No. 1-12609), Exhibit 10.40)

10.44	*

PG&E Corporation Long-Term Incentive Program (including the PG&E Corporation Stock Option Plan and Performance Unit Plan), as amended May 16, 2001, (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)

10.45	*

Form of Restricted Stock Unit Agreement for 2015 grants to directors under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12609), Exhibit 10.3)

10.46	*

Form of Restricted Stock Unit Agreement for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.4)

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

10.52	*

Form of Non-Qualified Stock Option Agreement under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 8-K filed January 6, 2005 (File No. 1-12609 and File No. 1-2348), Exhibit 99.1)

10.53	*

Form of Performance Share Agreement subject to financial goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.5)

10.54	*

Form of Performance Share Agreement subject to safety and customer affordability goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.6)

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

10.59	*

PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective September 15, 2010 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2010 (File No. 1-12609), Exhibit 10.2)

10.60	*

PG&E Corporation 2012 Officer Severance Policy, as amended effective as of May 12, 2014 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12609), Exhibit 10.2)

10.61	*

PG&E Corporation Officer Severance Policy, as amended effective as of March 1, 2012 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12609), Exhibit 10.5)

10.62	*

PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

10.63	*

Amendment to PG&E Corporation Golden Parachute Restriction Policy dated December 31, 2008 (amendment to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

10.64	*

Amended and Restated PG&E Corporation Director Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.1)

10.65	*

Amended and Restated PG&E Corporation Officer Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.2)

10.66	*

PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective as of February 17, 2010 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2009 (File No. 1-12609), Exhibit 10.54)

10.67	*

Resolution of the Board of Directors of PG&E Corporation regarding indemnification of officers and directors dated December 18, 1996 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.40)

10.68	*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K for the year ended December 31, 2015 to be signed on their behalf by the undersigned, thereunto duly authorized.

	PG&E CORPORATION		PACIFIC GAS AND ELECTRIC COMPANY
	(Registrant)		(Registrant)

	ANTHONY F. EARLEY, JR.		NICKOLAS STAVROPOULOS
	Anthony F. Earley, Jr.		Nickolas Stavropoulos

By:	Chairman of the Board, Chief Executive Officer, and President	By:	President, Gas

Date:	February 18, 2016	Date:	February 18, 2016

GEISHA J. WILLIAMS
Geisha J. Williams

		By:	President, Electric

		Date:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
A. Principal Executive Officers

ANTHONY F. EARLEY, JR.	Chairman of the Board, Chief Executive Officer, and	February 18, 2016
Anthony F. Earley, Jr.	President (PG&E Corporation)

NICKOLAS STAVROPOULOS	President, Gas	February 18, 2016
Nickolas Stavropoulos	(Pacific Gas and Electric Company)

GEISHA J. WILLIAMS	President, Electric	February 18, 2016
Geisha J. Williams	(Pacific Gas and Electric Company)

B. Principal Financial Officers

JASON P. WELLS	Senior Vice President and Chief Financial Officer	February 18, 2016
Jason P. Wells	(PG&E Corporation)

DINYAR B. MISTRY	Vice President, Chief Financial Officer, and	February 18, 2016
Dinyar B. Mistry	Controller (Pacific Gas and Electric Company)

C. Principal Accounting Officer

DINYAR B. MISTRY	Vice President and Controller (PG&E Corporation)	February 18, 2016
Dinyar B. Mistry	Vice President, Chief Financial Officer, and
Controller (Pacific Gas and Electric Company)

D. Directors

*	LEWIS CHEW	Director	February 18, 2016
Lewis Chew

*	ANTHONY F. EARLEY, JR.	Director	February 18, 2016
Anthony F. Earley, Jr.

*	FRED J. FOWLER	Director	February 18, 2016
Fred J. Fowler

*	MARYELLEN C. HERRINGER	Director	February 18, 2016
Maryellen C. Herringer

*	RICHARD C. KELLY	Director	February 18, 2016
Richard C. Kelly

*	ROGER H. KIMMEL	Director	February 18, 2016
Roger H. Kimmel

*	RICHARD A. MESERVE	Director	February 18, 2016
Richard A. Meserve

*	FORREST E. MILLER	Director	February 18, 2016
Forrest E. Miller

*	ROSENDO G. PARRA	Director	February 18, 2016
Rosendo G. Parra

*	BARBARA L. RAMBO	Director	February 18, 2016
Barbara L. Rambo

*	ANNE SHEN SMITH	Director	February 18, 2016
Anne Shen Smith

*	NICKOLAS STAVROPOULOS	Director (Pacific Gas and Electric Company only)	February 18, 2016
Nickolas Stavropoulos

*	GEISHA J. WILLIAMS	Director (Pacific Gas and Electric Company only)	February 18, 2016
Geisha J. Williams

*	BARRY LAWSON WILLIAMS	Director	February 18, 2016
Barry Lawson Williams

*By:	HYUN PARK
HYUN PARK, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PG&E Corporation and Pacific Gas and Electric Company

San Francisco, California

We have audited the consolidated financial statements of PG&E Corporation and subsidiaries (the “Company”) and Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company's and the Utility’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 18, 2016; such reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company and the Utility listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's and the Utility’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 18, 2016

PG&E CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Administrative service revenue	$51	$51	$41
Operating expenses	(53)	(53)	(42)
Interest income	1	1	1
Interest expense	(10)	(14)	(25)
Other income (expense)	30	(1)	(57)
Equity in earnings of subsidiaries	852	1,413	848
Income before income taxes	871	1,397	766
Income tax benefit	3	39	48
Net income	$874	$1,436	$814
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0,
$10, and $80, at respective dates)	$(1)	$(14)	$113
Net change in investments (net of taxes of $12, $17, and $26, at respective dates)	(17)	(25)	38
Total other comprehensive income (loss)	(18)	(39)	151
Comprehensive Income	$856	$1,397	$965
Weighted Average Common Shares Outstanding, Basic	484	468	444
Weighted Average Common Shares Outstanding, Diluted	487	470	445
Net earnings per common share, basic	$1.81	$3.07	$1.83
Net earnings per common share, diluted	$1.79	$3.06	$1.83

PG&E CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT – (Continued)

CONDENSED BALANCE SHEETS

	Balance at December 31,
(in millions)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$64	$96
Advances to affiliates	22	31
Income taxes receivable	24	29
Other	1	38
Total current assets	111	194
Noncurrent Assets
Equipment	2	2
Accumulated depreciation	(2)	(1)
Net equipment	-	1
Investments in subsidiaries	16,837	16,003
Other investments	130	117
Deferred income taxes	250	260
Total noncurrent assets	17,217	16,381
Total Assets	$17,328	$16,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable – other	3	67
Other	246	269
Total current liabilities	249	336
Noncurrent Liabilities
Long-term debt	350	350
Other	153	141
Total noncurrent liabilities	503	491
Common Shareholders’ Equity
Common stock	11,282	10,421
Reinvested earnings	5,301	5,316
Accumulated other comprehensive income (loss)	(7)	11
Total common shareholders’ equity	16,576	15,748
Total Liabilities and Shareholders’ Equity	$17,328	$16,575

PG&E CORPORATION

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$874	$1,436	$814
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock-based compensation amortization	66	65	54
Equity in earnings of subsidiaries	(852)	(1,413)	(848)
Deferred income taxes and tax credits-net	10	(72)	(10)
Noncurrent income taxes receivable/payable	-	5	-
Current income taxes receivable/payable	5	(16)	20
Other	(70)	43	(20)
Net cash provided by operating activities	33	48	10
Cash Flows From Investing Activities:
Investment in subsidiaries	(705)	(978)	(1,371)
Dividends received from subsidiaries (1)	716	716	716
Proceeds from tax equity investments	-	368	275
Other	-	-	(8)
Net cash provided by (used in) investing activities	11	106	(388)
Cash Flows From Financing Activities:
Borrowings (repayments) under revolving credit facilities	-	(260)	140
Proceeds from issuance of long-term debt, net of discount and
issuance costs of $3 million	-	347	-
Repayments of long-term debt	-	(350)	-
Common stock issued	780	802	1,045
Common stock dividends paid (2)	(856)	(828)	(782)
Other	-	-	(1)
Net cash provided by (used in) financing activities	(76)	(289)	402
Net change in cash and cash equivalents	(32)	(135)	24
Cash and cash equivalents at January 1	96	231	207
Cash and cash equivalents at December 31	$64	$96	$231

Supplemental disclosure of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(9)	$(15)	$(23)
Income taxes, net	-	1	21
Supplemental disclosure of noncash investing and financing activities
Noncash common stock issuances	$21	$21	$22
Common stock dividends declared but not yet paid	224	217	208

(1) Because of its nature as a holding company, PG&E Corporation classifies dividends received from subsidiaries an investing cash flow.

(2) In January, April, July, and October of 2015, 2014, and 2013, respectively, PG&E Corporation paid quarterly common stock dividends of $0.455 per share.

PG&E Corporation

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014, and 2013

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Period
Valuation and qualifying accounts deducted from assets:
2015:
Allowance for uncollectible accounts (1)	$66	$43	$-	$55	$54
2014:
Allowance for uncollectible accounts (1)	$80	$41	$-	$55	$66
2013:
Allowance for uncollectible accounts (1)	$87	$53	$-	$60	$80

(1) Allowance for uncollectible accounts is deducted from “Accounts receivable - Customers.”

(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.

Pacific Gas and Electric Company

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014, and 2013

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Period
Valuation and qualifying accounts deducted from assets:
2015:
Allowance for uncollectible accounts (1)	$66	$43	$-	$55	$54
2014:
Allowance for uncollectible accounts (1)	$80	$41	$-	$55	$66
2013:
Allowance for uncollectible accounts (1)	$87	$53	$-	$60	$80

(1) Allowance for uncollectible accounts is deducted from “Accounts receivable - Customers.”

(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
3.4

Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of April 12, 2004 (incorporated by reference to Pacific Gas and Electric Company's Form 8-K filed April 12, 2004 (File No. 1-2348), Exhibit 3)

3.5

Bylaws of Pacific Gas and Electric Company amended as of August 17, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on July 14, 2015 (File No. 1-2348), Exhibit 99.2)

4.1

Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004, as supplemented by a First Supplemental Indenture, dated as of March 23, 2004, and a Second Supplemental Indenture, dated as of April 12, 2004, between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2005 (File No. 1-12609 and File No. 1-2348), Exhibit 4.1)

4.2

First Supplemental Indenture dated as of March 13, 2007 relating to the Utility’s issuance of $700,000,000 principal amount of 5.80% Senior Notes due March 1, 2037 (incorporated by reference from Pacific Gas and Electric Company’s Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.3

Second Supplemental Indenture dated as of December 4, 2007 relating to the Utility’s issuance of $500,000,000 principal amount of 5.625% Senior Notes due November 30, 2017 (incorporated by reference from Pacific Gas and Electric Company’s Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.4

Third Supplemental Indenture dated as of March 3, 2008 relating to the Utility’s issuance of 5.625% Senior Notes due November 30, 2017 and 6.35% Senior Notes due February 15, 2038 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 3, 2008 (File No. 1-2348), Exhibit 4.1)

4.5

Fourth Supplemental Indenture dated as of October 21, 2008 relating to the Utility’s issuance of $600,000,000 aggregate principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 21, 2008 (File No. 1-2348), Exhibit 4.1)

4.6

Fifth Supplemental Indenture dated as of November 18, 2008 relating to the Utility’s issuance of $400,000,000 aggregate principal amount of its 6.25% Senior Notes due December 1, 2013 and $200 million principal amount of its 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2008 (File No. 1-2348), Exhibit 4.1)

4.7

Sixth Supplemental Indenture, dated as of March 6, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 6.25% Senior Notes due March 1, 2039 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 6, 2009 (File No. 1-2348), Exhibit 4.1)

4.8

Eighth Supplemental Indenture dated as of November 18, 2009 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2009 (File No. 1-2348), Exhibit 4.1)

4.9

Ninth Supplemental Indenture dated as of April 1, 2010 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due January 15, 2040 and $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Senior Notes due March 1, 2037 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 1, 2010 (File No. 1-2348), Exhibit 4.1)

4.10

Tenth Supplemental Indenture dated as of September 15, 2010 relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 15, 2010 (File No. 1-2348), Exhibit 4.1)

4.11

Twelfth Supplemental Indenture dated as of November 18, 2010 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 and $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 5.40% Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2010 (File No. 1-2348), Exhibit 4.1)

4.12

Thirteenth Supplemental Indenture dated as of May 13, 2011, relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.25% Senior Notes due May 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 13, 2011 (File No. 1-2348), Exhibit 4.1)

4.13

Fourteenth Supplemental Indenture dated as of September 12, 2011 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company's 3.25% Senior Notes due September 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 12, 2011 (File No. 1-2348), Exhibit 4.1)

4.14

Sixteenth Supplemental Indenture dated as of December 1, 2011 relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.50% Senior Notes due December 15, 2041 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 1, 2011 (File No. 1-2348), Exhibit 4.1)

4.15

Seventeenth Supplemental Indenture dated as of April 16, 2012 relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.45% Senior Notes due April 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.16

Eighteenth Supplemental Indenture dated as of August 16, 2012 relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.45% Senior Notes due August 15, 2022 and $350,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due August 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.17

Nineteenth Supplemental Indenture dated as of June 14, 2013 relating to the issuance of $375,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.25% Senior Notes due June 15, 2023 and $375,000,000 aggregate principal amount of its 4.60% Senior Notes due June 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 14, 2013 (File No. 1-2348), Exhibit 4.1)

4.18

Twentieth Supplemental Indenture dated as of November 12, 2013 relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.85% Senior Notes due November 15, 2023 and $500,000,000 aggregate principal amount of its 5.125% Senior Notes due November 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2013 (File No. 1-2348), Exhibit 4.1)

4.19

Twenty-First Supplemental Indenture, dated as of February 21, 2014, relating to the issuance of $450,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due February 15, 2024 and $450,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 21, 2014 (File No.1 2348), Exhibit 4.1)

4.20

Twenty-Third Supplemental Indenture, dated as of August 18, 2014, relating to the issuance of $350,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.40% Senior Notes due August 15, 2024 and $225,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 18, 2014 (File No. 1-2348), Exhibit 4.1)

4.21

Twenty-Fourth Supplemental Indenture, dated as of November 6, 2014, relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 6, 2014 (File No. 1-2348), Exhibit 4.1)

4.22

Twenty-Fifth Supplemental Indenture, dated as of June 12, 2015, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $100,000,000 aggregate principal amount of its 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on June 12, 2015 (File No. 1-2348), Exhibit 4.1)

4.23

Twenty-Sixth Supplemental Indenture, dated as of November 5, 2015, relating to the issuance of $200,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $450,000,000 aggregate principal amount of its 4.25% Senior Notes due March 15, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on November 5, 2015 (File No. 1-2348), Exhibit 4.1)

4.24

Senior Note Indenture, dated as of February 10, 2014, between PG&E Corporation and U.S. Bank National Association (incorporated by reference to PG&E Corporation’s Form S-3 (File No. 333-193880), Exhibit 4.1)

4.25

First Supplemental Indenture, dated as of February 27, 2014, relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 2.40% Senior Notes due March 1, 2019 (incorporated by reference to PG&E Corporation’s Form 8-K dated February 27, 2014 (File No. 1-12609), Exhibit 4.1)

10.1

Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) PG&E Corporation, as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank, National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.2

Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) Pacific Gas and Electric Company, as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

10.3

Settlement Agreement among California Public Utilities Commission, Pacific Gas and Electric Company and PG&E Corporation, dated as of December 19, 2003, together with appendices (incorporated by reference to PG&E Corporation's and Pacific Gas and Electric Company's Form 8-K filed December 22, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 99)

10.4

Transmission Control Agreement among the California Independent System Operator (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.8)

10.5	*

Letter regarding Compensation Agreement between PG&E Corporation and Anthony F. Earley, Jr. dated August 8, 2011 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12609), Exhibit 10.1)

10.6	*

Restricted Stock Unit Agreement between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.7)

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

Performance Share Agreement subject to financial goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.8)

10.12	*

Performance Share Agreement subject to safety and customer affordability goals between Anthony F. Earley, Jr. and PG&E Corporation for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.9)

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

10.16	*	Restricted Stock Unit Agreement between Nickolas Stavropoulos and PG&E Corporation for additional 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan
10.17	*	Restricted Stock Unit Agreement between Geisha J. Williams and PG&E Corporation for additional 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan
10.18	*	Restricted Stock Unit Agreement between John R. Simon and PG&E Corporation for additional 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan

10.19	*

Letter regarding Compensation Agreement between PG&E Corporation and Julie M. Kane dated March 11, 2015 for employment starting May 18, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.4)

10.20	*

Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.5)

10.21	*

Non-Annual Restricted Stock Unit Agreement between Julie M. Kane and PG&E Corporation dated May 29, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.6)

10.22	*

Performance Share Agreement subject to financial goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.7)

10.23	*

Performance Share Agreement subject to safety and customer affordability goals between Julie M. Kane and PG&E Corporation dated May 29, 2015 for 2015 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2015 (File No. 1-2348), Exhibit 10.8)

10.24	*

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

10.26	*

Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Karen Austin dated April 29, 2011 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-2348), Exhibit 10.7)

10.27	*

Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Nickolas Stavropoulos dated April 29, 2011 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-2348), Exhibit 10.8)

10.28	*

Letter regarding Compensation Agreement between Pacific Gas and Electric Company and Steven Malnight dated February 22, 2012 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2014 (File No. 1-2348), Exhibit 10.3)

10.29	*

PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

10.30	*

PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective September 15, 2015 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.3)

10.31	*

PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.24)

10.32	*

PG&E Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 22, 1998 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12609), Exhibit 10.2)

10.33	*

Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2015  (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.3)

10.34	*

Amendment to PG&E Corporation Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.27)

10.35	*

Amendment to Pacific Gas and Electric Company Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.28)

10.36	*

PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of January 1, 2013 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 1-12609, Exhibit 10.31)

10.37	*

PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective September 17, 2013 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12609), Exhibit 10.2)

10.38	*	Pacific Gas and Electric Company Relocation Assistance Program for Officers
10.39	*

Amendment to the Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, effective February 6, 2015 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2014) (File No. 1-12609), Exhibit 10.37)

10.40	*

Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, as amended and restated on February 14, 2012 (incorporated by reference to Pacific Gas and Electric Company's Form 10-Q for the quarter ended March 31, 2012 (File No. 1-2348), Exhibit 10.7)

10.41	*

PG&E Corporation Non-Employee Director Stock Incentive Plan (a component of the PG&E Corporation Long-Term Incentive Program) as amended effective as of July 1, 2004  (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.27)

10.42	*	PG&E Corporation 2014 Long-Term Incentive Plan effective May 12, 2014 and amended effective January 1, 2016
10.43	*

PG&E Corporation 2006 Long-Term Incentive Plan, as amended effective January 1, 2013 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2012  (File No. 1-12609), Exhibit 10.40)

10.44	*

PG&E Corporation Long-Term Incentive Program (including the PG&E Corporation Stock Option Plan and Performance Unit Plan), as amended May 16, 2001, (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)

10.45	*

Form of Restricted Stock Unit Agreement for 2015 grants to directors under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12609), Exhibit 10.3)

10.46	*

Form of Restricted Stock Unit Agreement for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.4)

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

10.52	*

Form of Non-Qualified Stock Option Agreement under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation and Pacific Gas and Electric Company's Form 8-K filed January 6, 2005 (File No. 1-12609 and File No. 1-2348), Exhibit 99.1)

10.53	*

Form of Performance Share Agreement subject to financial goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.5)

10.54	*

Form of Performance Share Agreement subject to safety and customer affordability goals for 2015 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.6)

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

10.59	*

PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective September 15, 2010 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2010 (File No. 1-12609), Exhibit 10.2)

10.60	*

PG&E Corporation 2012 Officer Severance Policy, as amended effective as of May 12, 2014 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12609), Exhibit 10.2)

10.61	*

PG&E Corporation Officer Severance Policy, as amended effective as of March 1, 2012 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12609), Exhibit 10.5)

10.62	*

PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

10.63	*

Amendment to PG&E Corporation Golden Parachute Restriction Policy dated December 31, 2008 (amendment to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

10.64	*

Amended and Restated PG&E Corporation Director Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.1)

10.65	*

Amended and Restated PG&E Corporation Officer Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation's Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.2)

10.66	*

PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective as of February 17, 2010 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2009 (File No. 1-12609), Exhibit 10.54)

10.67	*

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