Form 10-Q
period 2016-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2016-05-04
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2016 OR

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

PG&E Corporation:	[X] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
Pacific Gas and Electric Company:	[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:	[ ] Yes [X] No
Pacific Gas and Electric Company:	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 19,2016:
PG&E Corporation:	496,042,305
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDEDMARCH 31,2016

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

REGULATORY MATTERS

OTHER MATTERS

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2015 Form 10-K	PG&E Corporation's and Pacific Gas and Electric Company's combined Annual Report on Form 10-K for the year ended December 31, 2015
AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
ARO(s)	asset retirement obligation(s)
ASU	Accounting Standards Update issued by the FASB (see below)
Cal Fire	California Department of Forestry and Fire Protection
CAISO	California Independent System Operator Corporation
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOI	U.S. Department of the Interior
DTSC	California Department of Toxic Substances Control
EMANI	European Mutual Association for Nuclear Insurance
EPS	earnings per common share
EV	electric vehicle
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage
IOU(s)	investor-owned utility(ies)
IRS	Internal Revenue Service
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceedings
NEIL	Nuclear Electric Insurance Limited
NEM	Net Energy Metering
NRC	Nuclear Regulatory Commission
NTSB	National Transportation Safety Board
OII	order instituting investigation
ORA	Office of Ratepayer Advocates
PSEP	pipeline safety enhancement plan
Regional Board	California Regional Water Control Board, Lahontan Region
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or the CPSD
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended
	March 31,
(in millions, except per share amounts)	2016	2015
Operating Revenues
Electric	$3,131	$3,013
Natural gas	843	886
Total operating revenues	3,974	3,899
Operating Expenses
Cost of electricity	950	1,000
Cost of natural gas	222	274
Operating and maintenance	2,010	1,923
Depreciation, amortization, and decommissioning	697	631
Total operating expenses	3,879	3,828
Operating Income	95	71
Interest income	4	1
Interest expense	(203)	(189)
Other income, net	27	58
Loss Before Income Taxes	(77)	(59)
Income tax benefit	(187)	(93)
Net Income	110	34
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$107	$31
Weighted Average Common Shares Outstanding, Basic	493	477
Weighted Average Common Shares Outstanding, Diluted	495	481
Net Earnings Per Common Share, Basic	$0.22	$0.06
Net Earnings Per Common Share, Diluted	$0.22	$0.06
Dividends Declared Per Common Share	$0.46	$0.46

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2016	2015
Net Income	$110	34
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0 and $0, at respective dates)	-	-
Net change in investments
(net of taxes of $0 and $12, at respective dates)	-	(17)
Total other comprehensive income (loss)	-	(17)
Comprehensive Income	110	17
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Attributable to Common Shareholders	$107	14

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$142	$123
Restricted cash	234	234
Accounts receivable:
Customers (net of allowance for doubtful accounts of $55 and $54
at respective dates)	1,010	1,106
Accrued unbilled revenue	685	855
Regulatory balancing accounts	1,721	1,760
Other	328	286
Regulatory assets	504	517
Inventories:
Gas stored underground and fuel oil	109	126
Materials and supplies	344	313
Income taxes receivable	230	155
Other	327	338
Total current assets	5,634	5,813
Property, Plant, and Equipment
Electric	49,974	48,532
Gas	16,982	16,749
Construction work in progress	2,148	2,059
Other	2	2
Total property, plant, and equipment	69,106	67,342
Accumulated depreciation	(21,062)	(20,619)
Net property, plant, and equipment	48,044	46,723
Other Noncurrent Assets
Regulatory assets	7,130	7,029
Nuclear decommissioning trusts	2,516	2,470
Income taxes receivable	153	135
Other	1,173	1,064
Total other noncurrent assets	10,972	10,698
TOTAL ASSETS	$64,650	$63,234

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions, except share amounts)	2016	2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$693	$1,019
Long-term debt, classified as current	160	160
Accounts payable:
Trade creditors	1,062	1,414
Regulatory balancing accounts	704	715
Other	598	398
Disputed claims and customer refunds	457	454
Interest payable	145	206
Other	2,155	1,997
Total current liabilities	5,974	6,363
Noncurrent Liabilities
Long-term debt	16,522	15,925
Regulatory liabilities	6,486	6,321
Pension and other postretirement benefits	2,629	2,622
Asset retirement obligations	4,480	3,643
Deferred income taxes	9,323	9,206
Other	2,372	2,326
Total noncurrent liabilities	41,812	40,043
Commitments and Contingencies (Note 9)
Equity
Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares;
495,606,702 and 492,025,443 shares outstanding at respective dates	11,440	11,282
Reinvested earnings	5,179	5,301
Accumulated other comprehensive loss	(7)	(7)
Total shareholders' equity	16,612	16,576
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	16,864	16,828
TOTAL LIABILITIES AND EQUITY	$64,650	$63,234

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$110	$34
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	697	631
Allowance for equity funds used during construction	(27)	(28)
Deferred income taxes and tax credits, net	117	113
Disallowed capital expenditures	87	53
Other	73	52
Effect of changes in operating assets and liabilities:
Accounts receivable	210	236
Inventories	(14)	58
Accounts payable	(65)	(46)
Income taxes receivable/payable	(75)	3
Other current assets and liabilities	146	(114)
Regulatory assets, liabilities, and balancing accounts, net	(87)	195
Other noncurrent assets and liabilities	(117)	(107)
Net cash provided by operating activities	1,055	1,080
Cash Flows from Investing Activities
Capital expenditures	(1,229)	(1,191)
Proceeds from sales and maturities of nuclear decommissioning
trust investments	439	417
Purchases of nuclear decommissioning trust investments	(463)	(505)
Other	3	7
Net cash used in investing activities	(1,250)	(1,272)
Cash Flows from Financing Activities
Net issuances (repayments) of commercial paper, net of discount of $1 in 2016	(577)	223
Short-term debt financing	250	-
Proceeds from issuance of long-term debt, net of discount and
issuance costs of $6 in 2016	594	-
Common stock issued	146	151
Common stock dividends paid	(219)	(211)
Other	20	23
Net cash provided by financing activities	214	186
Net change in cash and cash equivalents	19	(6)
Cash and cash equivalents at January 1	123	151
Cash and cash equivalents at March 31	$142	$145

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(242)	$(216)
Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$226	$218
Capital expenditures financed through accounts payable	373	217
Noncash common stock issuances	6	5

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues
Electric	$3,132	$3,014
Natural gas	843	886
Total operating revenues	3,975	3,900
Operating Expenses
Cost of electricity	950	1,000
Cost of natural gas	222	274
Operating and maintenance	2,011	1,923
Depreciation, amortization, and decommissioning	696	631
Total operating expenses	3,879	3,828
Operating Income	96	72
Interest income	4	1
Interest expense	(201)	(187)
Other income, net	24	26
Loss Before Income Taxes	(77)	(88)
Income tax benefit	(185)	(92)
Net Income	108	4
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$105	$1

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2016	2015
Net Income	$108	4
Other Comprehensive Income
Pension and other postretirement benefit plans obligations
(net of taxes of $0 and $0, at respective dates )	-	-
Total other comprehensive income (loss)	-	-
Comprehensive Income	$108	4

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$44	$59
Restricted cash	234	234
Accounts receivable:
Customers (net of allowance for doubtful accounts of $55 and $54
at respective dates)	1,010	1,106
Accrued unbilled revenue	685	855
Regulatory balancing accounts	1,721	1,760
Other	353	284
Regulatory assets	504	517
Inventories:
Gas stored underground and fuel oil	109	126
Materials and supplies	344	313
Income taxes receivable	204	130
Other	327	338
Total current assets	5,535	5,722
Property, Plant, and Equipment
Electric	49,974	48,532
Gas	16,982	16,749
Construction work in progress	2,148	2,059
Total property, plant, and equipment	69,104	67,340
Accumulated depreciation	(21,060)	(20,617)
Net property, plant, and equipment	48,044	46,723
Other Noncurrent Assets
Regulatory assets	7,130	7,029
Nuclear decommissioning trusts	2,516	2,470
Income taxes receivable	153	135
Other	1,061	958
Total other noncurrent assets	10,860	10,592
TOTAL ASSETS	$64,439	$63,037

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	March 31,	December 31,
(in millions, except share amounts)	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$693	$1,019
Long-term debt, classified as current	160	160
Accounts payable:
Trade creditors	1,062	1,414
Regulatory balancing accounts	704	715
Other	646	418
Disputed claims and customer refunds	457	454
Interest payable	144	203
Other	1,906	1,750
Total current liabilities	5,772	6,133
Noncurrent Liabilities
Long-term debt	16,174	15,577
Regulatory liabilities	6,486	6,321
Pension and other postretirement benefits	2,540	2,534
Asset retirement obligations	4,480	3,643
Deferred income taxes	9,605	9,487
Other	2,331	2,282
Total noncurrent liabilities	41,616	39,844
Commitments and Contingencies (Note 9)
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares;
264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	7,280	7,215
Reinvested earnings	8,188	8,262
Accumulated other comprehensive income	3	3
Total shareholders' equity	17,051	17,060
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,439	$63,037

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$108	$4
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization, and decommissioning	696	631
Allowance for equity funds used during construction	(27)	(28)
Deferred income taxes and tax credits, net	118	112
Disallowed capital expenditures	87	53
Other	68	45
Effect of changes in operating assets and liabilities:
Accounts receivable	183	215
Inventories	(14)	58
Accounts payable	(37)	26
Income taxes receivable/payable	(74)	2
Other current assets and liabilities	151	(123)
Regulatory assets, liabilities, and balancing accounts, net	(87)	195
Other noncurrent assets and liabilities	(109)	(89)
Net cash provided by operating activities	1,063	1,101
Cash Flows from Investing Activities
Capital expenditures	(1,229)	(1,191)
Proceeds from sales and maturities of nuclear decommissioning
trust investments	439	417
Purchases of nuclear decommissioning trust investments	(463)	(505)
Other	3	7
Net cash used in investing activities	(1,250)	(1,272)
Cash Flows from Financing Activities
Net issuances (repayments) of commercial paper, net of discount of $1 in 2016	(577)	223
Short-term debt financing	250	-
Proceeds from issuance of long-term debt, net of discount and
issuance costs of $6 in 2016	594	-
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(179)	(179)
Equity contribution from PG&E Corporation	65	100
Other	22	25
Net cash provided by financing activities	172	166
Net change in cash and cash equivalents	(15)	(5)
Cash and cash equivalents at January 1	59	55
Cash and cash equivalents at March 31	$44	$50

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(237)	$(211)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$373	$217

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

This quarterly report on Form 10-Q is a combined report of PG&E Corporation and the Utility.  PG&E Corporation’s Condensed Consolidated Financial Statements include the accounts of PG&E Corporation, the Utility, and other wholly owned and controlled subsidiaries.  The Utility’s Condensed Consolidated Financial Statements include the accounts of the Utility and its wholly owned and controlled subsidiaries.  All intercompany transactions have been eliminated in consolidation.  The Notes to the Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility.  PG&E Corporation and the Utility operate in one segment, as the companies assess financial performance and allocate resources on a consolidated basis.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of PG&E Corporation and the Utility’s financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2015 in the Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets in the 2015 Form 10-K.  This quarterly report should be read in conjunction with the 2015 Form 10-K.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by PG&E Corporation and the Utility are discussed in Note 2 of the Notes to the Consolidated Financial Statements in the 2015 Form 10-K.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs at March 31,2016, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at March 31,2016, it did not consolidate any of them.

Asset Retirement Obligations

Detailed studies of the cost to decommission the Utility’s nuclear generation facilities are conducted every three yearsin conjunction with the Nuclear Decommissioning Cost Triennial Proceedings.  On March 1, 2016, the Utility submitted its updated decommissioning cost estimate with the CPUC.  The estimated undiscounted cost to decommission the Utility’s nuclear power plants increased by approximately $1.4 billion, for a total estimated cost of $4.8 billion, due to increased estimated costs related to spent fuel storage, staffing, and out-of-state waste disposal.  Actual decommissioning costs may vary from these estimates as a result of changes in assumptions such as decommissioning dates; regulatory requirements; technology; and costs of labor, materials, and equipment.  The Utility recovers its revenue requirements for decommissioning costs from customers through a non-bypassable charge that the Utility expects will continue until those costs are fully recovered.  The Utility requested that the CPUC authorize the collection of increased annual revenue requirements beginning on January 1, 2017 based on these updated cost estimates.

The estimated nuclear decommissioning cost is discounted for GAAP purposes and recognized as an ARO on the Condensed Consolidated Balance Sheets.  The total nuclear decommissioning obligation accrued in accordance with GAAP was $3.3 billion at March 31, 2016, which includes an $818 million adjustment to reflect the increased cost estimates described above, and $2.5 billion at December 31, 2015.  These estimates are based on the 2016 decommissioning cost studies, prepared in accordance with the CPUC requirements.  Changes in these estimates could materially affect the amount of the recorded ARO for these assets.

Pension and Other Postretirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2016	2015	2016	2015
Service cost for benefits earned	$113	$119	$13	$13
Interest cost	179	168	19	18
Expected return on plan assets	(207)	(218)	(27)	(28)
Amortization of prior service cost	2	4	4	5
Amortization of net actuarial loss	6	3	1	1
Net periodic benefit cost	93	76	10	9
Regulatory account transfer (1)	(8)	9	-	-
Total	$85	$85	$10	$9

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) are summarized below:

	Pension	Other
	Benefits	Benefits	Total
(in millions, net of income tax)	Three Months Ended March 31, 2016
Beginning balance	$(23)	$16	$(7)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost
(net of taxes of $1 and $2, respectively)	1	2	3
Amortization of net actuarial loss
(net of taxes of $2 and $0, respectively)	4	1	5
Regulatory account transfer
(net of taxes of $3 and $2, respectively)	(5)	(3)	(8)
Net current period other comprehensive loss	-	-	-
Ending balance	$(23)	$16	$(7)

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  (See the “Pension and Other Postretirement Benefits” table above for additional details.)

	Pension	Other	Other
	Benefits	Benefits	Investments	Total
(in millions, net of income tax)	Three Months Ended March 31, 2015
Beginning balance	$(21)	15	17	11
Amounts reclassified from other comprehensive income:
Amortization of prior service cost
(net of taxes of $2, $2, and $0, respectively) (1)	2	3	-	5
Amortization of net actuarial loss
(net of taxes of $1, $0, and $0, respectively) (1)	2	-	-	2
Regulatory account transfer
(net of taxes of $3, $2, and $0, respectively) (1)	(4)	(3)	-	(7)
Change in investments
(net of taxes of $0, $0, and $12, respectively)	-	-	(17)	(17)
Net current period other comprehensive loss	-	-	(17)	(17)
Ending balance	$(21)	$15	$-	$(6)

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  (See the “Pension and Other Postretirement Benefits” table above for additional details.)

There was no material difference between PG&E Corporation and the Utility for the information disclosed above, with the exception of other investments which are held by PG&E Corporation.

Recently Adopted Accounting Guidance

Fair Value Measurement

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which standardizes reporting practices related to the fair value hierarchy for all investments for which fair value is measured using the net asset value per share.  PG&E Corporation and the Utility adopted this guidance effectiveJanuary 1, 2016 and applied the requirements retrospectively for all periods presented.  The adoption of this standard did not impact their Condensed Consolidated Financial Statements. All prior periods presented in these Condensed Consolidated financial statements reflect the retrospective adoption of this guidance (See Note 8 below.)

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which adds guidance to help entities evaluate the accounting treatment for cloud computing arrangements.  PG&E Corporation and the Utility adopted this guidance effective January 1, 2016.  The adoption of this guidance did not have a material impact on their Condensed Consolidated Financial Statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance relating to the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  PG&E Corporation and the Utility adopted this guidance effective January 1, 2016 and applied the requirements retrospectively for all periods presented.  The adoption of this guidance did not have a material impact on their Condensed Consolidated Financial Statements.  PG&E Corporation and the Utility reclassified $105 million and $103 million, respectively, of debt issuance costs as of December 31, 2015 with no impact to net income or total shareholders’ equity previously reported.  All prior periods presented in these Condensed Consolidated financial statements reflect the retrospective adoption of this guidance.

Accounting Standards Issued But Not Yet Adopted

Share-based Payment Accounting

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), which amends the existing guidance relating to the accounting for share-based payment awards issued to employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU will be effective for PG&E Corporation and the Utility on January 1, 2017.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

Recognition of Lease Assets and Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance relating to the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The ASU will be effective for PG&E Corporation and the Utility on January 1, 2019 with retrospective application.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the existing guidance relating to the recognition and measurement of financial instruments.  The ASU will be effective for PG&E Corporation and the Utility on January 1, 2018.  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

Revenue Recognition Standard

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends the existing revenue recognition guidance. In August 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. (See ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.)  PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their consolidated financial statements and related disclosures.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2016	2015
Pension benefits	$2,414	$2,414
Deferred income taxes	3,265	3,054
Utility retained generation	399	411
Environmental Compliance Costs	683	748
Price risk management	134	138
Unamortized loss, net of gain, on reacquired debt	90	94
Other	145	170
Total long-term regulatory assets	$7,130	$7,029

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2015 Form 10-K.

Regulatory Liabilities

Long-term regulatory liabilities are composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2016	2015
Cost of removal obligations	$4,717	$4,605
Recoveries in excess of asset retirement obligations	645	631
Public purpose programs	620	600
Other	504	485
Total long-term regulatory liabilities	$6,486	$6,321

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2015 Form 10-K.

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

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable
	Balance at
	March 31,	December 31,
(in millions)	2016	2015
Electric distribution	$515	$380
Utility generation	225	122
Gas distribution	280	493
Energy procurement	87	262
Public purpose programs	149	155
Other	465	348
Total regulatory balancing accounts receivable	$1,721	$1,760

	Payable
	Balance at
	March 31,	December 31,
(in millions)	2016	2015
Energy procurement	$184	$112
Public purpose programs	212	244
Other	308	359
Total regulatory balancing accounts payable	$704	$715

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

NOTE 4: DEBT

Revolving Credit Facilities and Commercial Paper Program

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings under their revolving credit facilities and commercial paper programs at March 31,2016:

				Letters of
	Termination	Facility		Credit	Commercial	Facility
(in millions)	Date	Limit		Outstanding	Paper	Availability
PG&E Corporation	April 2020	$300	(1)	$-	$-	$300
Utility	April 2020	3,000	(2)	33	443	2,524
Total revolving credit facilities		$3,300		$33	$443	$2,824

(1)Includes a $50 million lender commitment to the letter of credit sublimits and a $100 million commitment for “swingline” loans defined as loans that are made available on a same-day basis and are repayable in full within 7 days.

(2) Includes a $500 million lender commitment to the letter of credit sublimits and a $75 million commitment for swingline loans.

Other Short-term Borrowings

In March 2016, the Utility entered into a $250 million floating rate unsecured term loan that matures on February 2, 2017.  The proceeds were used for general corporate purposes, including the repayment of a portion of the Utility’s outstanding commercial paper.

Senior Notes Issuances

In March 2016, the Utility issued $600 million principal amount of 2.95% Senior Notes due March 1, 2026. The proceeds were used for general corporate purposes, including the repayment of a portion of the Utility’s outstanding commercial paper.

Variable Rate Interest

At March 31,2016, the interest rates on the $614 million principal amount of pollution control bonds Series 1996 C, E, F, and 1997 B and the related loan agreements ranged from 0.37% to 0.45%.  At March 31, 2016, the interest rates on the $309 million principal amount of pollution control bonds Series 2009 A-D and the related loan agreements ranged from 0.34% to 0.38%.  Pollution control bonds Series 2009 C and D will mature on December 1, 2016.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the three months ended March 31,2016were as follows:

	PG&E Corporation	Utility
	Total	Total
(in millions)	Equity	Shareholders' Equity
Balance at December 31, 2015	$16,828	$17,060
Comprehensive income	110	108
Equity contributions	-	65
Common stock issued	152	-
Share-based compensation	6	-
Common stock dividends declared	(229)	(179)
Preferred stock dividend requirement	-	(3)
Preferred stock dividend requirement of subsidiary	(3)	-
Balance at March 31, 2016	$16,864	$17,051

During the three months ended March 31, 2016, PG&E Corporation sold 1.3 million shares under the February 2015 equity distribution agreement for cash proceeds of $74 million, net of commissions paid of $1 million. As of March 31, 2016, the remaining gross sales available under this agreement were $350 million.

PG&E Corporation also issued common stock under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans.  During the threemonths ended March 31,2016, 2.3 million shares were issued for cash proceeds of $72 million under these plans.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Income available for common shareholders	$107	$31
Weighted average common shares outstanding, basic	493	477
Add incremental shares from assumed conversions:
Employee share-based compensation	2	4
Weighted average common shares outstanding, diluted	495	481
Total earnings per common share, diluted	$0.22	$0.06

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive.

NOTE 7: DERIVATIVES

Use of Derivative Instruments

The Utility is exposed to commodity price risk as a result of its electricity and natural gas procurement activities.  Procurement costs are recovered through customer rates.  The Utility uses both derivative and non-derivative contracts to manage volatility in customer rates due to fluctuating commodity prices.  Derivatives include physical and financial derivative contracts, such as power purchase agreements, forwards, futures, swaps, options, and CRRs that are traded either on an exchange or over-the-counter.

Derivatives are recorded at fair value and are presented in the Utility’sCondensed Consolidated Balance Sheets on a net basis in accordance with master netting arrangements for each counterparty.  The fair value of derivative instruments is further offset by cash collateral paid or received where the right of offset and the intention to offset exist.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
		March 31,	December 31,
Underlying Product	Instruments	2016	2015
Natural Gas (1) (MMBtus (2))	Forwards and Swaps	341,884,852	333,091,813
	Options	92,426,200	111,550,004
Electricity (Megawatt-hours)	Forwards and Swaps	3,580,205	3,663,512
	Congestion Revenue Rights (3)	198,499,963	216,383,389

(1)Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.

(2) Million British Thermal Units.

(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At March 31,2016, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$91	$(5)	$12	$98
Other noncurrent assets – other	173	(5)	-	168
Current liabilities – other	(105)	5	46	(54)
Noncurrent liabilities – other	(139)	5	16	(118)
Net commodity risk	$20	$-	$74	$94

At December 31, 2015, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
	Gross Derivative			Total Derivative
(in millions)	Balance	Netting	Cash Collateral	Balance
Current assets – other	$97	(4)	25	$118
Other noncurrent assets – other	172	(2)	-	170
Current liabilities – other	(102)	4	44	(54)
Noncurrent liabilities – other	(140)	2	21	(117)
Net commodity risk	$27	$-	$90	$117

Gains and losses associated with price risk management activities were recorded as follows:

	Commodity Risk
	Three Months Ended March 31,
(in millions)	2016	2015
Net unrealized gain (loss) - regulatory assets and liabilities (1)	$(7)	$(52)
Realized loss - cost of electricity (2)	(29)	(7)
Realized loss - cost of natural gas (2)	(1)	(1)
Total commodity risk	$(37)	$(60)

(1)Unrealized gains and losses on commodity risk-related derivative instruments are recorded to regulatory liabilities or assets, respectively, rather than being recorded to the Condensed Consolidated Statements of Income.  These amounts exclude the impact of cash collateral postings.

(2) These amounts are fully passed through to customers in rates.  Accordingly, net income was not impacted by realized amounts on these instruments.

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies.  At March 31,2016, the Utility’s credit rating was investment grade.  If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability derivative positions.

The additional cash collateral that the Utility would be required to post if the credit risk-related contingency features were triggered was as follows:

	Balance at
	March 31,	December 31,
(in millions)	2016	2015
Derivatives in a liability position with credit risk-related
contingencies that are not fully collateralized	$(9)	$(2)
Collateral posting in the normal course of business related to
these derivatives	7	-
Net position of derivative contracts/additional collateral
posting requirements (1)	$(2)	$(2)

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

Assets and liabilities measured at fair value on a recurring basis for PG&E Corporation and the Utility are summarized below. Assets held in rabbi trusts are held by PG&E Corporation and not the Utility.

	Fair Value Measurements
	At March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$97	$-	$-	$-	$97
Nuclear decommissioning trusts
Short-term investments	25	-	-	-	25
Global equity securities	1,619	-	-	-	1,619
Fixed-income securities	682	508	-	-	1,190
Assets measured at NAV	-	-	-	-	13
Total nuclear decommissioning trusts (2)	2,326	508	-	-	2,847
Price risk management instruments
(Note 7)
Electricity	1	12	246	3	262
Gas	2	3	-	(1)	4
Total price risk management instruments	3	15	246	2	266
Rabbi trusts
Fixed-income securities	-	58	-	-	58
Life insurance contracts	-	72	-	-	72
Total rabbi trusts	-	130	-	-	130
Long-term disability trust
Short-term investments	8	-	-	-	8
Assets measured at NAV	-	-	-	-	147
Total long-term disability trust	8	-	-	-	155
Total assets	$2,434	$653	$246	$2	$3,495
Liabilities:
Price risk management instruments
(Note 7)
Electricity	$67	$5	$171	$(72)	$171
Gas	-	1	-	-	1
Total liabilities	$67	$6	$171	$(72)	$172

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Represents amount before deducting $331 million, primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	At December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$64	$-	$-	$-	$64
Nuclear decommissioning trusts
Short-term investments	36	-	-	-	36
Global equity securities	1,520	-	-	-	1,520
Fixed-income securities	694	521	-	-	1,215
Assets measured at NAV	-	-	-	-	13
Total nuclear decommissioning trusts (2)	2,250	521	-	-	2,784
Price risk management instruments
(Note 9 in the 2015 Form 10-K)
Electricity	-	9	259	18	286
Gas	-	1	-	1	2
Total price risk management instruments	-	10	259	19	288
Rabbi trusts
Fixed-income securities	-	57	-	-	57
Life insurance contracts	-	70	-	-	70
Total rabbi trusts	-	127	-	-	127
Long-term disability trust
Short-term investments	7	-	-	-	7
Assets measured at NAV	-	-	-	-	158
Total long-term disability trust	7	-	-	-	165
Total assets	$2,321	$658	$259	$19	$3,428
Liabilities:
Price risk management instruments
(Note 9 in the 2015 Form 10-K)
Electricity	$69	$1	$170	$(70)	$170
Gas	-	2	-	(1)	1
Total liabilities	$69	$3	$170	$(71)	$171

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.

(2) Represents amount before deducting $314 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed.  Transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  There were no material transfers between any levels for the three months ended March 31,2016 and 2015.

Trust Assets

Assets Measured at Fair Value

In general, investments held in the trusts are exposed to various risks, such as interest rate, credit, and market volatility risks. Nuclear decommissioning trust assets and other trust assets are composed primarily of equity and fixed-income securities and also include short-term investments that are money market funds valued at level 1.

Global equity securities primarily include investments in common stock that are valued based on quoted prices in active markets and are classified as Level 1.

Fixed-income securities are primarily composed of U.S. government and agency securities, municipal securities, and other fixed-income securities, including corporate debt securities.  U.S. government and agency securities primarily consist of U.S. Treasury securities that are classified as Level 1 because the fair value is determined by observable market prices in active markets.  A market approach is generally used to estimate the fair value of debt securities classified as Level 2 using evaluated pricing data such as broker quotes, for similar securities adjusted for observable differences.  Significant inputs used in the valuation model generally include benchmark yield curves and issuer spreads.  The external credit ratings, coupon rate, and maturity of each security are considered in the valuation model, as applicable.

Assets Measured at NAV Using Practical Expedient

On January 1, 2016, PG&E Corporation and the Utility adopted FASB ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)and applied it retrospectively for the periods presented in their Condensed Consolidated Financial Statements.  (See Note 2 above.)  In accordance with this guidance, investments in the nuclear decommissioning trusts and the long-term disability trust that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy tables above.  The fair value amounts are included in the tables above in order to reconcile to the amounts presented in the Condensed Consolidated Balance Sheets.  These investments include commingled funds that are composed of equity securities traded publicly on exchanges as well as fixed-income securities that are composed primarily of US government securities and asset-backed securities.

Price Risk Management Instruments

Price risk management instruments include physical and financial derivative contracts, such as power purchase agreements, forwards, futures, swaps, options, and CRRs that are traded either on an exchange or over-the-counter.

Power purchase agreements, forwards, and swaps are valued using a discounted cash flow model.  Exchange-traded futures that are valued using observable market forward prices for the underlying commodity are classified as Level 1.  Over-the-counter forwards and swaps that are identical to exchange-traded futures, or are valued using forward prices from broker quotes that are corroborated with market data are classified as Level 2.  Exchange-traded options are valued using observable market data and market-corroborated data and are classified as Level 2.

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

Level 3 Measurements and Sensitivity Analysis

The Utility’s market and credit risk management function, which reports to the Chief Risk and Audit Officer of the Utility, is responsible for determining the fair value of the Utility’s price risk management derivatives.  The Utility’s financeand risk management functions collaborate to determine the appropriate fair value methodologies and classification for each derivative.  Inputs used and the fair value of Level 3 instruments are reviewed period-over-period and compared with market conditions to determine reasonableness.

Significant increases or decreases in any of those inputs would result in a significantly higher or lower fair value, respectively.  All reasonable costs related to Level 3 instruments are expected to be recoverable through customer rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.  (See Note 7 above.)

	Fair Value at
(in millions)	At March 31, 2016		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$246	$59	Market approach	CRR auction prices	$(23.81) - 8.76
Power purchase agreements	$-	$112	Discounted cash flow	Forward prices	$17.64 - 38.80

(1) Represents price per megawatt-hour

	Fair Value at
(in millions)	At December 31, 2015		Valuation	Unobservable
Fair Value Measurement	Assets	Liabilities	Technique	Input	Range (1)
Congestion revenue rights	$259	$63	Market approach	CRR auction prices	$(161.36) - 8.76
Power purchase agreements	$-	$107	Discounted cash flow	Forward prices	$15.08 - 37.27

(1) Represents price per megawatt-hour

Level 3 Reconciliation

The following tables present the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2016 and 2015:

	Price Risk Management Instruments
(in millions)	2016	2015
Asset (liability) balance as of January 1	$89	$69
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(14)	(27)
Asset (liability) balance as of March 31	$75	$42

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

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments:

  The fair values of cash, restricted cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at March 31,2016 and December 31, 2015, as they are short-term in nature or have interest rates that reset daily.

  The fair values of the Utility’s fixed-rate senior notes and fixed-rate pollution control bonds and PG&E Corporation’s fixed-rate senior notes were based on quoted market prices at March 31,2016 and December 31, 2015.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2016		At December 31, 2015
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
PG&E Corporation	$350	$356	$350	$354
Utility	15,412	17,823	14,918	16,422

Available for Sale Investments

The following table provides a summary of available-for-sale investments:

		Total	Total
	Amortized	Unrealized	Unrealized	Total Fair
(in millions)	Cost	Gains	Losses	Value
As of March 31, 2016
Nuclear decommissioning trusts
Short-term investments	$25	$-	$-	$25
Global equity securities	603	1,038	(9)	1,632
Fixed-income securities	1,113	81	(4)	1,190
Total (1)	$1,741	$1,119	$(13)	$2,847
As of December 31, 2015
Nuclear decommissioning trusts
Short-term investments	$36	$-	$-	$36
Global equity securities	508	1,034	(9)	1,533
Fixed-income securities	1,165	58	(8)	1,215
Total (1)	$1,709	$1,092	$(17)	$2,784

(1) Represents amounts before deducting $331 million and $314 million at March 31,2016 and December 31, 2015, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2016
Less than 1 year	$26
1–5 years	409
5–10 years	251
More than 10 years	504
Total maturities of fixed-income securities	$1,190

The following table provides a summary of activity for the investments:

	Three Months Ended
	March 31, 2016	March 31, 2015
(in millions)
Proceeds from sales and maturities of nuclear decommissioning trust
investments	$439	417
Gross realized gains on sales of securities held as available-for-sale	5	35
Gross realized losses on sales of securities held as available-for-sale	(2)	(3)

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

On April 18, 2016, the Cities of San Bruno and San Carlos, ORA, the SED, TURN, and the Utility filed a joint Meet and Confer Process Report in advance of the prehearing conference that was held on April 20, 2016.  The report included the proposed scope of the proceeding, including the number of communications at issue, a procedure for moving undisputed facts into the evidentiary record, a diligence process for providing additional factual information, and a procedural schedule.  Subject to the CPUC’s approval, the parties have agreed that the scope of this proceeding may include a total of 159 communications (the 46 communications already included in the OII and 113 additional communications).  The parties also recommended briefing on whether an additional 21 communications should be included in the proceeding.  The Utility is expecting a ruling on these proposals in the second quarter of 2016.

The CPUC will determine whether the communications included within the scope of the proceeding were in violation of its rules and whether to impose penalties or other remedies.  The CPUC can impose fines up to $50,000 for each violation, per day.  The CPUC has wide discretion to determine the amount of penalties based on the totality of the circumstances, including such factors as how many days each violation continued; the gravity of the violations; the type of harm caused by the violations and the number of persons affected; and the good faith of the entity charged in attempting to achieve compliance, after notification of a violation.  The CPUC is also required to consider the appropriateness of the amount of the penalty to the size of the entity charged.  The CPUC has historically exercised this discretion in determining penalties.

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

Finally, the U.S. Attorney’s Office in San Francisco and the California Attorney General’s office also have been investigating matters related to allegedly improper communication between the Utility and CPUC personnel.  The Utility is cooperating with the federal and state investigators.  It is uncertain whether any charges will be brought against the Utility.

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

On February 26, 2016, the Utility, the SED, TURN, and the City of Carmel, California(“Carmel”) filed their opening briefs.  In its brief, the SED cited alleged record-keeping violations related to various natural gas distribution incidents, the Utility’s pre-excavation location and marking practices, causal evaluation practices, and compliance with regulations governing pressure validation for certain distribution facilities.  The SED recommended that the CPUC impose a fine on the Utility of approximately $112 million for these alleged violations.  The SED also recommended that the CPUC require the Utility to undertake various remedial actions with respect to its gas distribution system records and facilities and that the Utility be prohibited from recovering remedial-related costs from customers.  Carmel recommended that the CPUC impose penalties on the Utility of up to approximately $652 million, including approximately $137 million for the natural gas explosion that occurred in Carmel on March 3, 2014 (for which the Utility has previously paid a CPUC-imposed fine of $10.85 million).  Carmel also recommended various remedial measures.  TURN recommended that the Utility be required to undertake remedial actions, fund annual SED audits of the Utility’s record-keeping practices for a period of ten years, and promptly correct any deficiencies identified in those audits.

On April 1, 2016, the Utility filed its reply brief in which the Utility indicated that it did not agree that any penalty was appropriate, but if the CPUC determined that a penalty should be imposed, such penalty should not exceed $33.6 million.  The Utility recommended that such penalty, if imposed, should be invested in the safety of the Utility’s gas distribution system, for example for implementation of certain remedial measures.  The Utility expects that the presiding officer’s decision will be issued within 60 days of the April 1, 2016 filing.  Unless any party files an appeal of the presiding officer’s decision or a CPUC Commissioner requests a CPUC review of the presiding officer’s decision within 30 days, the decision will become final.  The CPUC has the authority to extend the deadlines indicated above.

PG&E Corporation and the Utility believe it is probable that the CPUC will impose penalties on the Utility in the form of fines or other remedies, including possible future unrecoverable costs to implement operational remedies. Remedies would be recorded in the period the expense is incurred and fines would be recorded when considered probable and their amount or range can be reasonably estimated.  The Utility is unable to determine the form or amount of penalties or reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s discretion in imposing fines and other remedies.

Natural Gas Transmission Pipeline Rights-of-Way

In 2012, the Utility notified the CPUC and the SED that the Utility planned to complete a system-wide survey of its transmission pipelines in an effort to address a self-reported violation whereby the Utility did not properly identify encroachments (such as building structures and vegetation overgrowth) on the Utility’s pipeline rights-of-way.  The Utility also submitted a proposed compliance plan that set forth the scope and timing of remedial work to remove identified encroachments over a multi-year period and to pay penalties if the proposed milestones were not met.  In March 2014, the Utility informed the SED that the survey had been completed and that remediation work, including removal of the encroachments, was expected to continue for several years. The SED has not addressed the Utility’s proposed compliance plan, and it is reasonably possible that the SED will impose fines on the Utility in the future based on the Utility’s failure to continuously survey its system and remove encroachments.  The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the SED’s wide discretion and the number of factors that can be considered in determining penalties.

Potential Safety Citations

The SED periodically audits utility operating practices and conducts investigations of potential violations of laws and regulations applicable to the safety of the California utilities’ electric and natural gas facilities and operations.  In addition, the California utilities are required to inform the SED of self-identified or self-corrected violations of natural gas safety regulations.  The CPUC has delegated authority to the SED to issue citations and impose fines for violations identified through audits, investigations, or self-reports.  The SED can consider the discretionary factors discussed above (see “Order Instituting an Investigation into Compliance with Ex Parte Communication Rules” above) in determining the number of violations and whether to impose daily fines for continuing violations.  The SED is required, however, to impose the maximum statutory penalty of $50,000 for each separate violation.

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

Federal Matters

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court that superseded the original indictment that was returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record-keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  On December 23, 2015, the court presiding over the federal criminal proceeding dismissed 15 of the Pipeline Safety Act counts, leaving 13 remaining counts.  Although the trial previously had been scheduled to begin on April 26, 2016, the court vacated the trial date and no new trial date has been set.  The court stated that it will set a new trial date in due course.

The maximum statutory fine for each felony count is $500,000, for total potential fines of $6.5 million.  The government is also seeking fines under the Alternative Fines Act.  The Alternative Fines Act states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”  On December 8, 2015, the court issued an order granting, in part, the Utility’s request to dismiss the government’s allegations seeking an alternative fine under the Alternative Fines Act.  The court dismissed the government’s allegations regarding the amount of losses, but concluded that it required additional information about how the government would prove its allegations about the amount of gross gains prior to deciding whether to dismiss those allegations.  Based on the superseding indictment’s allegation that the Utility derived gross gains of approximately $281 million, the potential maximum alternative fine would be approximately $562 million.  On February 2, 2016, the court issued an order holding that if the government’s allegations about the Utility’s gross gains are considered, they would be considered in a second trial phase that would take place after the trial on the criminal charges.

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

Capital Expenditures Relating to Pipeline Safety Enhancement Plan

The CPUC has authorized the Utility to collect $766 million for recovery of PSEP capital costs.  As of March 31, 2016, the Utility has spent $1.3 billion on PSEP-related capital costs, of which $665 million was written off in previous years for costs that are expected to exceed the authorized amount.  The Utility expects the remaining PSEP work to continue beyond 2016.  The Utility would be required to record charges in future periods to the extent PSEP-related capital costs are higher than currently expected.

Penalty Decision’s Disallowance of Natural Gas Capital Spend

On April 9, 2015, the CPUC issued a decision in its investigative enforcement proceedings pending against the Utility to impose total penalties of $1.6 billion on the Utility after determining that the Utility had committed numerous violations of laws and regulations related to its natural gas transmission operations (the “Penalty Decision”). (In January 2016, the CPUC closed the investigative proceedings.)  The total penalty includes (1) a $300 million fine, (2) a one-time $400 million bill credit to the Utility’s natural gas customers, (3) $850 million to fund future pipeline safety projects and programs, and (4) remedial measures that the CPUC estimates will cost the Utility at least $50 million. In August 2015, the Utility paid the $300 million fine.

For the three months ended March 31, 2016, the Utility recorded additional charges in operating and maintenance expenses in the Condensed Consolidated Statements of Income of $87 million, as a result of the Penalty Decision.  The cumulative charges at March 31, 2016, and the additional future charges to reach the $1.6 billion total are shown in the following table:

	Three Months	Cumulative	Future
	Ended	Charges	Charges
	March 31,	March 31,	and	Total
(in millions)	2016	2016	Costs	Amount
Fine paid to the state	$-	$300	$-	$300
Customer bill credit	-	400	-	400
Charge for disallowed capital (1)	87	494	195	689
Disallowed revenue for pipeline safety
expenses (2)	-	-	161	161
CPUC estimated cost of other remedies (3)	-	-	-	50
Total Penalty Decision fines and remedies	$87	$1,194	$356	$1,600

(1)The Penalty Decision disallows the Utility from recovering$850 million in costs associated with pipeline safety-related projects and programs that the CPUC will identify in a final decision to be issued in the Utility’s 2015 GT&S rate case. The Penalty Decision requires that at least $689 million of the $850 million cost disallowance be allocated to capital expenditures. The Utility estimates that approximately $494 million of cumulative capital spending is probable of disallowance, subject to adjustment based on the final 2015 GT&S rate case decision.

(2) These costs are being expensed as incurred. Future GT&S revenues will be reduced for these unrecovered expenses.

(3)In the Penalty Decision, the CPUC estimated that the Utility would incur $50 million to comply with the remedies specified in the Penalty Decision and does not reflect the Utility’s remedy-related costs already incurred nor the Utility’s estimated future remedy-related costs. These costs are being expensed as incurred.

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

Investigation of the Butte Fire

On April 28, 2016, Cal Fire released its report of the investigation of the origin and cause of the “Butte fire,” the wildfire that ignited and spread in Amador and Calaveras Counties in Northern California in September 2015.  Cal Fire’s report concluded that the wildfire was caused when a Gray Pine tree contacted the Utility’s electric line which ignited portions of the tree, and determined that the failure by the Utility and its vegetation management contractors to identify certain potential hazards during its vegetation management program ultimately led to the failure of the tree.  In a press release also issued on April 28, 2016, Cal Fire indicated that it will seek to recover firefighting costs in excess of $90 million from the Utility.

In connection with the Butte fire, approximately 32 complaints have been filed to date against the Utility and its vegetation management contractors in the Superior Court of California in both the County of Calaveras and the County of San Francisco, involving approximately 1,300 individual plaintiffs and their insurance companies.  In response to plaintiffs’ and the Utility’s requests, the California Judicial Council has authorized the coordination of all cases in the Superior Court of California, Sacramento County.  Plaintiffs have begun to present to the Utility claims seeking early resolution of preference cases (individuals who due to their age and/or physical condition are not likely to meaningfully participate in a trial under normal scheduling).  The number of complaints may increase in the future.  An initial case management conference was held on April 22, 2016 and the next case management conference is currently scheduled for May 24, 2016.

In connection with this matter, the Utility may be liable for property damages without having been found negligent, through the theory of inverse condemnation.  In addition, the Utility may be liable for fire suppression costs, personal injury damages, and other damages if the Utility were found to have been negligent.

Based on the evidence described in the Cal Fire report that the Gray Pine tree contacted an electric line of the Utility, the Utility believes that it is probable that it will incur a loss of $350 million for property damages in connection with this matter, which corresponds to the lower end of the range of its reasonably estimated losses.  This amount is based on estimates about the number, size, and type of structures damaged or destroyed, and assumptions about the contents of such structures and other property damage.  The Utility currently is unable to reasonably estimate the upper end of the range.  At March 31, 2016, the Condensed Consolidated Balance Sheets include $350 million in other current liabilities for the estimated property damages.

The Utility also believes that it is reasonably possible that it will incur a loss in excess of this amount, for additional costs related to fire suppression, personal injury damages, and other damages.  The Utility believes that $90 million is a reasonable estimate of fire suppression costs.  The Utility currently is unable to reasonably estimate other costs.

The Utility has insurance coverage for third party claims.  If the amount of insurance is insufficient to cover the Utility’s liability resulting from the Butte fire, or if insurance is otherwise unavailable, PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows could be materially affected.

As a result of the Cal Fire report, additional investigations and proceedings may be opened, the outcome of which PG&E Corporation and the Utility are unable to predict.

Rehearing of CPUC Decisions Approving 2006 – 2008 Energy Efficiency Incentive Awards

On September 17, 2015, the CPUC granted TURN’s and ORA’s long-standing applications for rehearing of the CPUC decisions that awarded energy efficiency incentive payments to the California IOUs for the 2006-2008 energy efficiency program cycle.  Under the incentive ratemaking mechanism applicable to the 2006-2008 program cycle, the Utility could have earned incentive revenues up to a maximum of $180 million, depending on the extent to which the Utility achieved the energy savings targets.  Conversely, to the extent the Utility failed to achieve the targets, the Utility could have been required to offset future incentive earnings claims by amounts previously awarded, and, in addition, could have incurred penalties of up to $180 million.  The Utility was awarded a total of $104 million for the 2006-2008 program cycle.  In the re-opened proceeding, the CPUC will evaluate whether the incentive amounts awarded to the IOUs were just and reasonable, and whether any refunds are due.

On March 18, 2016, TURN and ORA submitted a joint proposal to require a refund of incentive awards that TURN and ORA argue were not calculated in accordance with the ratemaking mechanism rules and procedures the CPUC had previously adopted.  TURN and ORA contended that the CPUC should order the Utility to refund $104 million, the entire incentive earnings award, plus interest, to customers as either (1) a revenue credit to customers’ distribution and gas transportation accounts or (2) as a line item to the customers’ first monthly bill following the issuance of a CPUC decision.

Additionally, on March 18, 2016, the IOUs submitted their proposals requesting that the CPUC reaffirm its prior decisions.  The IOUs asserted that, given the many unresolved disputes about the data in the Energy Division’s 2010 Evaluation Report, the CPUC appropriately used different data to calculate the awards.  The IOUs noted that under the incentive ratemaking mechanism, any refunds of prior incentive earnings should be deducted from future incentive earnings claims.

On April 8, 2016, the IOUs, TURN and ORA filed comments on the proposals, in which the parties reiterated their requests.  The Utility currently expects that evidentiary hearings, if ordered by the CPUC, would be held in July 2016.  It is uncertain how the CPUC will resolve this matter and when the CPUC will issue a decision.

PG&E Corporation and the Utility believe it is reasonably possible that the Utility will be required to refund amounts previously awarded or incur other obligations related to this matter, but they are unable to reasonably estimate the amount of such refunds or other obligations.  If the Utility were required to make a refund as TURN and ORA propose, PG&E Corporation’s and the Utility’s financial results would be affected by the amount of any refund-related charges.

Residential Rate Reform Rate Change

On February 17, 2016, the Utility filed a proposed rate change for rates to be billed to customers effective March 1, 2016.  On February 29, 2016, the CPUC rejected the Utility’s proposed rate change, stating that the rate design failed to comply with the requirements adopted in the Decision on Residential Rate Reform issued on July 3, 2015, that set a specific rate change “glidepath” for the Utility.  The Utility began billing customers based on its proposed rates on March 1, 2016.  On March 9, 2016, the assigned ALJ issued a ruling directing the Utility to show cause why the CPUC should not order sanctions and other remedies in response to the Utility charging rates not authorized by the CPUC.  On March 14, 2016, the assigned ALJ issued an additional ruling that (1) acknowledged that utilities might not be able to follow the exact “glidepath” set forth in the decision because it had been based on forecast data and (2) indicated a new process to be followed before the CPUC if the new rates do not exactly match the “glidepath.”  On March 24, 2016, the Utility temporarily reverted back to billing customers based on rates generally similar to those in place prior to March 1, 2016.  Also, on March 24, 2016, the Utility filed an additional advice letter proposing a new, three-tiered rate structure.  The proposed new rate structure is subject to the CPUC approval.  On April 20, 2016, the Energy Division of the CPUC issued a draft resolution that approves the Utility’s proposed solution, but does not address the ruling to show cause. The Utility believes it is reasonably possible it may be subject to penalties or shareholder reparations for charging rates not authorized by the CPUC between March 1, 2016 and March 24, 2016.  The Utility is unable to determine the form or amount of penalties or reasonably estimate the amount or range of future charges that could be incurred.

Other Contingencies

Accruals for other legal and regulatory contingencies (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters” and “Other Legal and Regulatory Contingencies”) totaled $55 million at March 31, 2016 and $63 million at December 31, 2015.  These amounts are included in other current liabilities in the Condensed Consolidated Balance Sheets.  The resolution of these matters is not expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is composed of the following:

	Balance at
	March 31,	December 31,
(in millions)	2016	2015
Topock natural gas compressor station (1)	$302	$300
Hinkley natural gas compressor station (1)	140	140
Former manufactured gas plant sites owned by the Utility or third parties	283	271
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites	136	164
Fossil fuel-fired generation facilities and sites	103	94
Total environmental remediation liability	$964	$969

(1) See “Natural Gas Compressor Station Sites” below.

At March 31,2016, the Utility expected to recover $680 million of its environmental remediation liability through various ratemaking mechanisms authorized by the CPUC.  Some of the Utility’s environmental remediation liability, such as the environmental remediation costs associated with the Hinkley site discussed below, will not be recovered in rates.

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

Hinkley Site

The Utility has been implementing interim remediation measures at the Hinkley site to reduce the mass of the chromium plume and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the Regional Board. On November 4, 2015, the Regional Board adopted a final clean-up and abatement order to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts.  The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action.  Additionally, the final order requires setting plume capture requirements, requires establishing a monitoring and reporting program, and finalizes deadlines for the Utility to meet interim cleanup targets.

The Utility’s environmental remediation liability at March 31,2016reflects the Utility’s best estimate of probable future costs associated with its final remediation plan. Future costs will depend on many factors, including the extent of work to be performed to implement the final remediation plan and the Utility’s required time frame for remediation.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition and cash flows.

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

The Utility’s environmental remediation liability at March 31, 2016reflects its best estimate of probable future costs associated with its final remediation plan.  Future costs will depend on many factors, including the extent of work to be performed to implement the final groundwater remedy and the Utility’s required time frame for remediation.  Future changes in cost estimates and the assumptions on which they are based may have a material impact on future financial condition and cash flows.

Reasonably Possible Environmental Contingencies

Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, the Utility’s undiscounted future costs could increase to as much as $1.9billion (including amounts related to the Hinkley and Topock sites described above) if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, future financial condition, and cash flows during the period in which they are recorded.

Nuclear Insurance

In addition to the nuclear insurance the Utility maintains through the NEIL, the Utility also is a member of the EMANI, which provides excess insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear or non- nuclear event were to occur at Diablo Canyon.

If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, as of April 1, 2016, the current maximum aggregate annual retrospective premium obligation for the Utility is approximately $60 million.  EMANI provides $200 million for any one accident and in the annual aggregate excess of the combined amount recoverable under the Utility’s NEIL policies. If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $2.1 million, as of April 1, 2016.  For more information about the Utility’s NEIL coverage, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the 2015 Form 10-K.

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

At December 31, 2015, the Consolidated Balance Sheets reflected $454 million in net claims, within Disputed claims and customer refunds, and $228 million of cash in escrow for payment of the remaining net disputed claims, within Restricted cash.  There were no significant changes to these balances during the three months ended March 31, 2016. However, on April 14, 2016, PG&E filed a Joint Offer of Settlement with the FERC requesting approval of a $256 million settlement agreement which, if approved, would result in a reduction to PG&E’s net disputed claims liability.

Tax Matters

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months due to the resolution of several matters, including audits.  As ofMarch 31,2016, it is reasonably possible that unrecognized tax benefits will decrease by approximately $70 million within the next 12 months.  PG&E Corporation and the Utility believe that the majority of the decrease will not impact net income.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments.  At December 31, 2015 the Utility hadundiscounted future expected obligations of approximately $50 billion.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the 2015 Form 10-K.)  The Utility has not entered into any new material commitments during the three months ended March 31, 2016.

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

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s separate Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.  It should also be read in conjunction with the 2015 Form 10-K.

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

	Three Months Ended
	March 31,
		EPS
(in millions, except per share amounts)	Earnings	(Diluted)
Income Available for Common Shareholders - March 31, 2015	$31	$0.06
Fines and penalties (1)	369	0.77
Pipeline-related expenses (2)	10	0.02
Legal and regulatory related expenses (2)	8	0.02
Earnings from Operations -March 31, 2015 (3)	$418	$0.87
Growth in rate base earnings	26	0.05
Timing of taxes (4)	(40)	(0.08)
Gain on disposition of SolarCity stock (5)	(14)	(0.03)
Increase in shares outstanding	-	(0.03)
Miscellaneous	17	0.04
Earnings from Operations - March 31, 2016 (3)	$407	$0.82
Butte fire related expenses (6)	(226)	(0.45)
Fines and penalties (1)	(51)	(0.10)
Pipeline-related expenses (2)	(13)	(0.03)
Legal and regulatory related expenses (2)	(10)	(0.02)
Income Available for Common Shareholders - March 31, 2016	$107	$0.22

(1)  Represents the impact of the Penalty Decision (see Note 9 of the Notes to the Condensed Consolidated Financial Statements for before-tax amounts).

(2)  Represents pipeline-related expenses, including costs incurred to identify and remove encroachments from transmission pipeline rights of way and to perform remaining work under the Utility’s PSEP which only occurred in 2015.  Legal and regulatory related expenses include various enforcement, regulatory, and litigation activities regarding natural gas matters and regulatory communications.

(3)  “Earnings from operations” is not calculated in accordance with GAAP and excludes the items impacting comparability shown in Notes (1) and (2).

(4)Represents the timing of taxes reportable in quarterly financial statements.

(5)Represents the gain recognized during the three months ended March 31, 2015. No comparable gain was recognized in 2016.

(6)For the three months ended March 31, 2016, the Utility incurred charges of $350 million, pre-tax, related to estimated property damages in connection with the Butte fire and $31 million, pre-tax, for Utility clean-up, repair, and legal costs associated with the Butte fire, for a total of $381 million, pre-tax.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their future results of operations, financial condition, and cash flows will be materially affected by the following factors:

•

The Outcome of Enforcement, Litigation, and Regulatory Matters.  Future financial results will be impacted by the unrecoverable pipeline safety-related and remedies costs required by the Penalty Decision.  (For more information about the Penalty Decision, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.)  The Utility’s future results may also be impacted by various other pending enforcement, litigation and regulatory actions, including but not limited to those related to the federal criminal charges and CPUC investigations of the Utility’s compliance with natural gas distribution facilities record-keeping practices,potential violations of the CPUC’s ex parte communication rules, the re-hearing of the 2006-2008 energy efficiency incentive awards, and the Butte fire.  (See “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•

The Timing and Outcome of Ratemaking Proceedings.  The 2015 GT&S rate case remains pending.  The Utility requested that the CPUC authorize a $532 million increase in annual revenue requirements for gas transmission and storage operations beginning on January 1, 2015 with attrition increases in 2016 and 2017.  Any revenue requirement increase that the CPUC may authorize would be retroactive to January 1, 2015 but would be recorded in the period a final decision is reached.  (See “Regulatory Matters − 2015 Gas Transmission and Storage Rate Case” below for more information.)  In February 2016, the Utility updated its 2017 GRC application to request that the CPUC authorize a revenue requirement increase of $333 million for 2017 for the Utility’s electric generation business and its electric and natural gas distribution businesses with attrition increases in 2018 and 2019.  (See “Regulatory Matters − 2017 General Rate Case” below for more information.) The CPUC’s decisions in these cases are expected to be issued in 2016.  The outcome of regulatory proceedings can be affected by many factors, including the level of opposition by intervening parties, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors.

•

The Ability of the Utility to Control and Recover Operating Costs and Capital Expenditures.  Whether the Utility is able to earn its authorized rate of return could be materially affected if the Utility’s actual costs differ from the amounts authorized in the rate case decisions.  In addition to incurring shareholder-funded costs and costs associated with remedial measures required by the Penalty Decision, the Utility also forecasts that in 2016 it will incur unrecovered pipeline-related expenses ranging from $100 million to $150 million which primarily relate to costs to identify and remove encroachments from transmission pipeline rights-of-way.  The ultimate amount of unrecovered costs also could be affected by how the CPUC determines which costs are included in determining whether the $850 million shareholder-funded obligation under the Penalty Decision has been met, and the outcome of pending and future investigations and enforcement matters.  (See “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)  The Utility’s ability to recover costs in the future also could be affected by decreases in customer demand driven by legislative and regulatory initiatives relating to distributed generation resources, renewable energy requirements, and changes in the electric rate structure.

•

The Amount and Timing of the Utility’s Financing Needs.  PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure.  For the three months ended March 31, 2016, PG&E Corporation issued $152 million of common stock and used $65 million of the cash proceeds to make equity contributions to the Utility.  PG&E Corporation forecasts that it will continue issuing a material amount of equity in 2016 and future years to support the Utility’s capital expenditures.  PG&E Corporation will issue additional equity to fund charges incurred by the Utility to comply with the Penalty Decision, to fund unrecoverable pipeline-related expenses, and to pay fines and penalties that may be required by the final outcomes of pending enforcement matters.  These additional issuances would have a material dilutive impact on PG&E Corporation’s EPS.  PG&E Corporation’s and the Utility’s ability to access the capital markets and the terms and rates of future financings could be affected by the outcome of the matters discussed in “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, changes in their respective credit ratings, general economic and market conditions, and other factors.

For more information about the factors and risks that could affect future results of operations, financial condition, and cash flows, or that could cause future results to differ from historical results, see “Item 1A. Risk Factors”in the 2015 Form 10-K and in Part II below under “Item 1A. Risk Factors.” In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions which are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  See the section entitled “Cautionary Language Regarding Forward-Looking Statements” below for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

PG&E Corporation

The consolidated results of operations consist primarily of balances related to the Utility, which are discussed below.  The following table provides a summary of net income available for common shareholders for the three months ended March 31,2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016	2015
Consolidated Total	$107	$31
PG&E Corporation	2	30
Utility	$105	$1

PG&E Corporation’s net income primarily consists of interest expense on long-term debt, income taxes, and other income from investments.  Results in 2015 include approximately $30 million of realized gains and associated tax benefits related to an investment in SolarCity Corporation with no corresponding gains in 2016.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the threemonths ended March 31,2016 and 2015.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized(such as the payment of pension costs) and the corresponding revenues the Utility is authorized to collect to recover such costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

The Utility’s operating results for the three months ended March 31, 2016 and 2015 reflect charges associated with the impact of the Penalty Decision.  (See “Utility Revenues and Costs that Impacted Earnings” below.)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$1,933	$1,199	$3,132	$1,786	$1,228	$3,014
Natural gas operating revenues	523	320	843	506	380	886
Total operating revenues	2,456	1,519	3,975	2,292	1,608	3,900
Cost of electricity	-	950	950	-	1,000	1,000
Cost of natural gas	-	222	222	-	274	274
Operating and maintenance	1,664	347	2,011	1,589	334	1,923
Depreciation, amortization, and decommissioning	696	-	696	631	-	631
Total operating expenses	2,360	1,519	3,879	2,220	1,608	3,828
Operating income	96	-	96	72	-	72
Interest income (1)			4			1
Interest expense (1)			(201)			(187)
Other income, net (1)			24			26
Income (loss) before income taxes			(77)			(88)
Income tax benefit (1)			(185)			(92)
Net income			108			4
Preferred stock dividend requirement (1)			3			3
Income Available for Common Stock			$105			$1

(1) These items impacted earnings for the three months endedMarch 31,2016 and 2015.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31,2016 and 2015, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $164 million, or 7%,in the three months ended March 31, 2016, compared to the same period in 2015 primarily due additional base revenues as authorized by the CPUC in the 2014 GRC decision and by the FERC in the TO rate case.

The Utility has requested the CPUC authorize an increase to its revenue requirements for 2015, 2016, and 2017 in its GT&S rate case.  It is unlikely that the Utility will be able to recognize an increase in its GT&S revenue until the second half 2016 or a later period during which a final decision is issued.  The CPUC’s decision in this case is expected to be issued in 2016. (See “Ratemaking Proceedings” below.)

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $75million, or 5%,in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to $381 million in charges related to the Butte Fire,approximately $90 million ofother operating expenses, $34 million of higher disallowed capital charges related to the Penalty Decision, and $30 million of higher benefit-related expenses.  This increase was offset by $500 million in charges associated with the Penalty Decision for fines and customer refunds incurred in the first quarter of 2015 with no corresponding charges in 2016.  (See Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

The Utility’s future financial statements will continue to be impacted by additional charges associated with the Penalty Decision, costs related to the Butte Fire, and unrecoverable pipeline-related expenses.  (See “Key Factors Affecting Financial Results” above and Note 9 of the Notes to the Condensed Consolidated Financial Statements.)

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses increased by $65 million, or 10% in the three months ended March 31, 2016 compared to the same period in 2015.  This increase was primarily due to the impact of capital additions and higher depreciation rates as authorized by CPUC in the 2014 GRC decision, which was first reflected in the third quarter of 2014, and by the FERC in the TO rate case.

Interest Income, Interest Expense, and Other Income, Net

There were no material changes to interest income, interest expense, and other income, net for the periods presented.

Income Tax Benefit

The income tax benefit increased by $93 million, or 101%in the three months ended March 31, 2016 as compared to the same period in 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 were 241% and 105%, respectively. These increases were primarily driven by benefits resulting from various tax audit results in the three months ended March 31, 2016 with no comparable amounts in the three months ended March 31, 2015 and the tax impact of a non-deductible penalty accrued in the three months ended March 31, 2015 with no comparable amount in the three months ended March 31, 2016.

Utility Revenues and Costs that did not Impact Earnings

Fluctuations in revenues that did not impact earnings are primarily driven by procurement costs.  See below for more detail.

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

	Three Months Ended March 31,
(in millions)	2016	2015
Cost of purchased power	$886	$922
Fuel used in own generation facilities	64	78
Total cost of electricity	$950	$1,000
Average cost of purchased power per kWh (1)	$0.104	$0.099
Total purchased power (in millions of kWh) (2)	8,539	9,291

(1)Average cost of purchased power for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to higher percentage of renewable energy resources.  This increase was partially offset by lower market prices for natural gas.

(2) The decrease in purchased power resulted from an increase in generation from the Utility’s own generation facilities.  Hydroelectric and nuclear generation increased during the three months ended March 31, 2016 as compared to the same periods in 2015.

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

	Three Months Ended March 31,
(in millions)	2016	2015
Cost of natural gas sold	$181	$235
Transportation cost of natural gas sold	41	39
Total cost of natural gas	$222	$274
Average cost per Mcf (1) of natural gas sold (2)	$2.26	$3.26
Total natural gas sold (in millions of Mcf) (1)	80	72

(1) One thousand cubic feet

(2) Average cost of natural gas sold primarily impacted by a decline in the market price of natural gas in the three months ended March 31, 2016 compared to the same period in 2015.

Operating and Maintenance Expenses

The Utility’s operating expenses also include certain recoverable costs that the Utility incurs as part of its operations such as pension contributions and public purpose programs costs.  If the Utility were to spend over authorized amounts, these expenses could have an impact on earnings.

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

PG&E Corporation’s equity contributions to the Utility are funded primarily through common stock issuances. PG&E Corporation forecasts that it will issue between $600 million and $800 million in common stock during 2016, primarily to fund equity contributions to the Utility.  The Utility’s equity needs will continue to be affected by charges incurred to comply with the Penalty Decision, by the timing and outcome of the 2015 GT&S rate case, by unrecoverable pipeline-related expenses, and by fines and penalties that may be imposed in connection with the matters described in “Enforcement and Litigation Matters” below.  Common stock issuances by PG&E Corporation to fund these needs would have a material dilutive impact on PG&E Corporation’s EPS.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds.  In addition to cash and cash equivalents, the Utility holds restricted cash that primarily consists of cash held in escrow pending the resolution of the remaining disputed claims that were filed in the Utility’s reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code.  (See “Resolution of Remaining Chapter 11 Disputed Claims” in Note 9 of the Notes to the Condensed Consolidated Financial Statements.)  The Utility is uncertain when and how the remaining disputed claims will be resolved.

Financial Resources

Debt and Equity Financings

During the three months ended March 31, 2016, PG&E Corporation sold 1.3 million shares under its February 2015 equity distribution agreement for cash proceeds of $74 million, net of commissions paid of $1 million. As of March 31, 2016, the remaining gross sales available under this agreement were $350 million.

PG&E Corporation also issued common stock under the PG&E Corporation 401(k) plan, the Dividend Reinvestment and Stock Purchase Plan, and share-based compensation plans.  During the three months ended March 31, 2016, 2.3 million shares were issued for cash proceeds of $72 million under these plans.

The proceeds from these sales were used for general corporate purposes, including the contribution of equity to the Utility.  For the three months ended March 31, 2016, PG&E Corporation made equity contributions to the Utility of $65 million.

In March 2016, the Utility issued $600 million principal amount of 2.95% Senior Notes due March 1, 2026. The proceeds were used for general corporate purposes, including the repayment of a portion of the Utility’s outstanding commercial paper. In addition, in March 2016, the Utility entered into a $250 million floating rate unsecured term loan that matures on February 2, 2017.  The proceeds were used for general corporate purposes, including the repayment of a portion of the Utility’s outstanding commercial paper.

Revolving Credit Facilities and Commercial Paper Program

At March 31, 2016, PG&E Corporation and the Utility had $300 million and $2.5 billion available under their respective $300 million and $3.0 billion revolving credit facilities.  (See Note 4 of the Notes to the Condensed Consolidated Financial Statements.)

The revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter.  At March 31, 2016, PG&E Corporation’s and the Utility’s total consolidated debt to total consolidated capitalization was 51% and 50%, respectively. PG&E Corporation’s revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the common stock and at least 70% of the voting capital stock of the Utility.  In addition, the revolving credit facilities include usual and customary provisions regarding events of default and covenants including covenants limiting liens to those permitted under PG&E Corporation’s and the Utility’s senior note indentures, mergers, and imposing conditions on the sale of all or substantially all of PG&E Corporation’s and the Utility’s assets and other fundamental changes.  At March 31, 2016, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

Dividends

In February 2016, the Board of Directors of PG&E Corporation declared quarterly dividends of $0.455 per share, totaling $226 million, of which approximately $221 million was paid on April 15, 2016, to shareholders of record on March 31, 2016.

In February 2016, the Board of Directors of the Utility declared a common stock dividend of $179 million that was paid to PG&E Corporation on February 19, 2016.

In February 2016, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on May 15, 2016, to shareholders of record on April 29, 2016.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Three Months Ended March 31, 2016
(in millions)	2016	2015
Net cash provided by operating activities	$1,063	$1,101
Net cash used in investing activities	(1,250)	(1,272)
Net cash provided by financing activities	172	166
Net change in cash and cash equivalents	$(15)	$(5)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the three months ended March 31, 2016, net cash provided by operating activities decreased by $38 million compared to the same period in 2015.  This decrease was primarily due to fluctuations in activities within the normal course of business such as the timing and amount of customer billings and collections.

Future cash flow from operating activities will be affected by various factors, including:

•	the shareholder-funded bill credit of $400 million to natural gas customers in 2016, as required by the Penalty Decision (see Note 9 of the Notes to the Condensed Consolidated Financial Statements);

•

the timing and amounts of other fines or penalties that may be imposed in connection with the criminal prosecution of the Utility and the remaining investigations and other enforcement and litigation matters (see Note 9 of the Notes to the Condensed Consolidated Financial Statements);

•	the timing and outcome of ratemaking proceedings, including the 2015 GT&S rate case and the 2017 GRC;

•

the timing and amount of costs the Utility incurs, but does not recover, associated with its natural gas system (including costs to implement remedial measures and $850 million to pay for designated pipeline safety projects and programs, as required by the Penalty Decision);

•	the timing and amount of tax payments (including the bonus depreciation), tax refunds, net collateral payments, and interest payments; and

•	the timing of the resolution of the Chapter 11 disputed claims and the amount of principal and interest on these claims that the Utility will be required to pay.

Investing Activities

Net cash used in investing activities decreased by $22 million during the three months ended March 31, 2016 as compared to the same period in 2015.  The Utility’s investing activities primarily consist of construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur approximately $5.6 billion in capital expenditures in 2016 and between $5.4 billion and $6.5 billion in 2017.

Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities increased by $6 million compared to the same period in 2015.  Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date of existing debt instruments.  The Utility generally utilizes long-term debt issuances and equity contributions from PG&E Corporation to maintain its CPUC-authorized capital structure, and relies on short-term debt to fund temporary financing needs.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 9 in the Condensed Consolidated Financial Statements.  The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s future financial results.  In addition, PG&E Corporation and the Utility are involved in other enforcement and litigation matters described in the 2015 Form 10-K and Part II. Other Information, Item 1. Legal Proceedings.  Significant regulatory developments that have occurred since the 2015 Form 10-K was filed with the SEC are discussed below.

Department of Interior Inquiry

In September 2015, the Utility was notified that the DOI had initiated an inquiry into whether the Utility should be suspended or debarred from entering into federal procurement and non-procurement contracts and programs citing the allegations contained in the superseding federal criminal indictment discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.  The Utility filed its initial response on November 2, 2015 to demonstrate that it is a presently responsible contractor under federal procurement regulations and that it believes suspension or debarment is not appropriate.  On April 8, 2016, the Utility received a series of follow-up questions from the DOI regarding the Utility’s November 2015 submission.  The DOI has not yet set a timeline for the Utility’s response to the questions.  It is uncertain when or if further action will be taken by DOI following the Utility’s response.

Litigation Related to the San Bruno Accident and Natural Gas Spending

As of March 31, 2016, there were seven purported derivative lawsuits seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

On February 27, 2016, a new shareholder derivative complaint, Bushkin v. Rambo et al., was filed in the United States District Court for the Northern District of California.  This complaint has been designated by the plaintiff as related to the pending shareholder derivative suit Iron Workers Mid-South Pension Fund v. Johns, et al., discussed below.  The Bushkin complaint seeks to hold certain individual defendants responsible on claims of breach of fiduciary duty for damage to the company caused by the San Bruno accident, as well as by an alleged obstruction of the NTSB's investigation into the San Bruno accident and an alleged false statement related to PG&E Corporation’s corporate governance practices in its 2015 Proxy Statement.  A case management conference on this matter is currently set for June 17, 2016.

A case management conference in the Iron Workers action pending in the United States District Court for the Northern District of California is currently set for June 3, 2016.  Aside from the June 3, 2016 case management conference, the case has been stayed pending conclusion of the federal criminal proceedings against the Utility.  As previously disclosed, on December 8, 2015, the California Court of Appeal issued a writ of mandate to the Superior Court of California, San Mateo County, ordering the Court to stay all proceedings in the four consolidated San Bruno Fire Derivative Cases pending conclusion of the federal criminal proceedings against the Utility.

A case management conference in the action entitled Tellardin v. PG&E Corp. et al., also pending in the Superior Court of California, San Mateo County, is currently set for August 9, 2016.  PG&E Corporation and the Utility are uncertain when and how the above lawsuits will be resolved.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  Significant regulatory developments that have occurred since the 2015 Form 10-K was filed with the SECare discussed below.

2017 General Rate Case

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

The Utility’s supplemental testimony filed on February 22, 2016, reduced the Utility's previously requested 2017 revenue requirement increase of $457 million (as compared to the 2016 authorized amount of $7.9 billion) to $333 million, representing a $124 million reduction from the previous request.  The requested increase for 2018 was reduced from $489 million to $469 million, and the requested increase for 2019 was reduced from $390 million to $368 million.  The Utility reduced its requested increase primarily to reflect the impact of the five-year extension of the federal tax code provisions regarding bonus depreciation, as well as the tax-deductibility of repair costs.

On April 8, 2016, ORA submitted its testimony.  For 2017, instead of the Utility’s requested increase, ORA recommended an $85 million reduction (approximately 1.1%) from the Utility’s currently authorized 2016 revenue requirement.  For 2018 and 2019, ORA proposed increases of $274 million and $283 million, respectively (representing an approximately 3.5% annual increase), significantly below the Utility’s requested attrition increases of $469 million and $368 million, respectively. ORA also recommended to extend the GRC cycle another year and recommends a 2020 increase of $294 million (a 3.5% increase).

On April 29, 2016, TURN and several other intervening parties filed their testimonies.  While TURN’s proposal does not include a revenue requirement recommendation for 2017, TURN recommended significant reductions to 2017 forecast operating expense, capital expenditures and other items.  For 2018 and 2019, TURN presented a revenue requirement increase proposal of $469 million (representing an approximately 5.9% annual increase) and $250 million (representing an approximately 3.0% annual increase), respectively.

The table below summarizes the differences between the Utility’s revenue requirement increase proposal (based on the February 22, 2016 update), and ORA’s and TURN’s recommendations:

		ORA's Recommendation (in millions)				TURN's Recommendation (in millions)
Year	Utility's Proposal (in millions)	Increase / (Decrease)		Difference (1) (Decrease)		Increase / (Decrease)			Difference Increase/(Decrease)
2017	$333	$(85)		$(418)	$	N/A	(2)	$	N/A
2018	469	274		(195)		469			-
2019	368	283		(85)		250			(118)
2020	N/A	294	(3)	N/A		N/A			N/A

(1) Reflects the difference between the Utility’s proposal and the recommendation.

(2) TURN’s proposal does not include a revenue requirement recommendation for 2017.

(3) Reflects ORA’s recommendation to extend the GRC cycle another year.

For 2017, ORA accepted the Utility’s capital expenditure forecasts in most lines of business. The reduction proposed by ORA is primarily related to operating expenses.  ORA recommended reductions in programs across all major lines of business, including programs such as gas leak survey frequency, gas record consolidation, information technology programs, electric operations and automation, hydroelectric programs, residential rate reform education and outreach (ORA recommended that these costs be tracked in a memorandum account), and enterprise records and information management.  ORA also recommended reductions in administrative and general expenses, employee incentive compensation and benefits, as well as general business expenses, such as insurance.  ORA’s recommended capital reductions for 2015, 2016, and 2017 would result in a rate base reduction of nearly $200 million in 2017 compared to the Utility’s 2017 forecast of $24.5 billion in the GRC lines of business.

For 2017, TURN recommended significant reductions to forecast operating expense, capital expenditures and other items across the major lines of business.  TURN recommended reductions in gas programs, including pipeline replacement, replacement of gas services; electric programs, including new business and substation equipment replacement and grid modernization programs; customer service programs; and real estate programs.  TURN also recommended reductions in administrative and general expenses, as well as employee incentive compensation and benefits.  For 2017, TURN’s recommended reductions in operating expense and capital expenditures amount to approximately $166 million and $733 million, respectively.

The following table shows the difference between the Utility’s requested increases in 2017 revenue requirements (based on the February 22, 2016 update) and ORA’s recommended amounts by line of business:

(in millions) Line of Business:	Utility's Proposal		ORA's Recommendation Increase / (Decrease) (1)		Difference (1) (2) Increase / (Decrease)
Electric distribution	$71	1.7%	$(146)	(3.5)%	$(217)
Gas distribution	63	3.6	(59)	(3.4)	(122)
Electric generation	199	10.1	119	6.1	(80)
Total revenue requirements	$333	4.2%	$(85)	(1.1)%	$(418)

(1) Certain amounts have been rounded.

(2) Reflects the difference between the Utility’s proposal and the recommendation.

TURN did not present revenue requirement recommendations by line of business.

In addition, 11 other parties provided recommendations. The Alliance for Nuclear Responsibility recommended for the Utility’s Diablo Canyon nuclear power plant an annual filing on the Utility’s plans to extend the license, a new performance-based ratemaking measure and various disallowances. The Coalition of California Utility Employees, which represents the International Brotherhood of Electrical Workers, recommended increasing funding for gas operations (such as for pipe replacement and leak survey frequency) and for electric operations (such as for fault location isolation and services restoration, also known as FLISR, overhead fuses, poles, and cable), and reducing depreciation expense for gas mains and poles. Other parties made various other recommendations regarding investments in connection with electric reliability, leak management practices, safety, executive compensation, customer outreach, local office closures, and supplier and employee diversity.

The following tables show the Utility’s currently requested amounts compared to 2016 authorized amounts:

			Increase
		Amounts	Compared to
		Currently	Currently
(in millions)	Amounts	Authorized For	Authorized
Line of Business:	Requested	2016	Amounts
Electric distribution	$4,284	$4,213	$71
Gas distribution	1,804	1,741	63
Electric generation	2,161	1,962	199
Total revenue requirements	$8,249	$7,916	$333

Cost Category:
(in millions)
Operations and maintenance	$1,833	$1,664	$169
Customer services	367	319	48
Administrative and general	975	1,011	(36)
Less: Revenue credits	(140)	(131)	(9)
Franchise fees, taxes other than income, and other adjustments	184	37	147
Depreciation (including costs of asset removal), return, and
income taxes	5,030	5,016	14
Total revenue requirements	$8,249	$7,916	$333

According to the CPUC’s procedural schedule, rebuttal testimonies are scheduled to be submitted by the Utility and other parties on May 27, 2016.  Evidentiary hearings are to be held this summer, followed by a proposed decision to be released in November 2016 and a final CPUC decision to be issued in December 2016.  On March 17, 2016, the CPUC issued a decision to allow the authorized revenue requirement changes to become effective on January 1, 2017, even if the final decision is issued after that date.

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

ORA has recommended a 2015 revenue requirement of $1.044 billion, an increase of $329 million over authorized amounts.  TURN recommended that the Utility not recover costs associated with hydrostatic testing for pipeline segments placed in service after January 1, 1956, as well as certain other work that TURN considers to be remedial.  TURN also recommended the disallowance of about $200 million of capital expenditures incurred over the period 2011 through 2014 and recommended that about $500 million of capital expenditures during this period be subject to a reasonableness review and an independent audit.  TURN stated that the Utility’s cost recovery should not begin until the CPUC issues a decision on the independent audit.

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

Based on the scoping ruling and procedural schedule that was issued on June 11, 2015, the CPUC plans to issue an initial decision to authorize revenue requirements followed by a second decision to reduce the authorized revenue requirements by the costs of designated safety-related projects and programs of $850 million cost disallowance imposed by the Penalty Decision.  (See Note 9 in the Condensed Consolidated Financial Statements for more information about the CPUC’s Penalty Decision.)  (In accordance with an earlier CPUC decision regarding the Utility’s violation of the CPUC’s ex parte communication rules made in the GT&S rate case, the first decision could disallow the Utility from recovering up to a five-month portion of the revenue increase that may otherwise have been authorized.)  The second CPUC decision is expected to identify the costs that are counted toward the $850 million shareholder-funded obligation.  If the Utility’s actual costs exceed costs that the CPUC counts towards the $850 million maximum, the Utility would record additional charges if such costs are not otherwise authorized by the CPUC.

The authorized revenue requirements in the 2015 GT&S rate case would be retroactive to January 1, 2015but would be recorded in the period a final decision is issued.  Both decisions are anticipated in 2016.

CPUC Cost of Capital Decision

On February 25, 2016, the CPUC issued a decision granting a petition for modification filed by the Utility and the other two California investor-owned electric utilities to clarify that the CPUC’s previously adopted cost of capital adjustment mechanism would not be triggered before their 2018 cost of capital applications are due on April 20, 2017.  As a result, the Utility’s currently authorized return on equity of 10.40% and capital structure, consisting of 52% common equity, 47% long-term debt, and 1% preferred stock, will remain the same for 2017.

Asset Retirement Obligations

Detailed studies of the cost to decommission the Utility’s nuclear generation facilities are conducted every three years in conjunction with the NDCTP.  On March 1, 2016, the Utility submitted its updated decommissioning cost estimate with the CPUC in its 2015 NDCTP.  The estimated undiscounted cost to decommission the Utility’s nuclear power plants increased by approximately $1.4 billion, for a total estimated cost of $4.8 billion, due to increased estimated costs related to spent fuel storage, staffing, and out-of-state waste disposal.  Actual decommissioning costs may vary from these estimates as a result of changes in assumptions such as decommissioning dates; regulatory requirements; technology; and costs of labor, materials, and equipment.  The Utility recovers its revenue requirements for decommissioning costs from customers through a non-bypassable charge that the Utility expects will continue until those costs are fully recovered.  The Utility requested that the CPUC authorize the collection of increased annual revenue requirements beginning on January 1, 2017 based on these updated cost estimates.

On April 4, 2016, TURN and ORA submitted protests to the Utility’s 2015 NDCTP.  TURN indicated that it intends to thoroughly review the Utility’s power plants cost estimate to determine overall reasonableness of the Utility’s request and that the Utility should be required to provide an alternative assessment of decommissioning costs and funding requirements if the Diablo Canyon license is renewed.ORA requested an evidentiary hearing to develop a full and complete record of the support and justification for the Utility’s 2015 NDCTP application.  On April 14, 2016, the Utility filed its response and objected to TURN’s proposal for an alternate assessment of Diablo Canyon costs.

The estimated nuclear decommissioning cost is discounted for GAAP purposes and recognized as an ARO on the Condensed Consolidated Balance Sheets.  The total nuclear decommissioning obligation accrued in accordance with GAAP was $3.3 billion at March 31, 2016, which includes an $818 million adjustment to reflect the increased cost estimates described above, and $2.5 billion at December 31, 2015.  These estimates are based on the 2016 decommissioning cost studies prepared in accordance with the CPUC requirements.  Changes in these estimates could materially affect the amount of the recorded ARO for these assets.

CPUC Investigation of the Utility’s Safety Culture

On August 27, 2015, the CPUC began a formal investigation into whether the organizational culture and governance of PG&E Corporation and the Utility prioritize safety and adequately direct resources to promote accountability and achieve safety goals and standards. The CPUC directed the SED to evaluate the Utility’s and PG&E Corporation’s organizational culture, governance, policies, practices, and accountability metrics in relation to the Utility’s record of operations, including its record of safety incidents. The CPUC authorized the SED to engage a consultant to assist in the SED’s investigation and the preparation of a report containing the SED’s assessment.  The consultant’s work is expected to begin in the second quarter of 2016.

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

Rehearing of CPUC Decisions Approving 2006 – 2008 Energy Efficiency Incentive Awards

On September 17, 2015, the CPUC granted TURN’s and ORA’s long-standing applications for rehearing of the CPUC decisions that awarded energy efficiency incentive payments to the California IOUs for the 2006-2008 energy efficiency program cycle.  Under the incentive ratemaking mechanism applicable to the 2006-2008 program cycle, the Utility could have earned incentive revenues up to a maximum of $180 million, depending on the extent to which the Utility achieved the energy savings targets.  Conversely, to the extent the Utility failed to achieve the targets, the Utility could have been required to offset future incentive earnings claims by amounts previously awarded, and, in addition, could have incurred penalties of up to $180 million.  The Utility was awarded a total of $104 million for the 2006-2008 program cycle.  In the re-opened proceeding, the CPUC will evaluate whether the incentive amounts awarded to the IOUs were just and reasonable, and whether any refunds are due.

On March 18, 2016, TURN and ORA submitted a joint proposal to require the refund of incentive awards that TURN and ORA argue were not calculated in accordance with the ratemaking mechanism rules and procedures the CPUC had previously adopted.  TURN and ORA contended that the CPUC should order the Utility to refund $104 million, the entire incentive earnings award, plus interest, to customers as either (1) a revenue credit to customers’ distribution and gas transportation accounts or (2) as a line item to the customers’ first monthly bill following the issuance of a CPUC decision.

Additionally, on March 18, 2016, the IOUs submitted their proposals requesting that the CPUC reaffirm its prior decisions.  The IOUs asserted that, given the many unresolved disputes about the data in the Energy Division’s 2010 Evaluation Report, the CPUC appropriately used different data to calculate the awards. The IOUs noted that under the incentive ratemaking mechanism, any refunds of prior incentive earnings should be deducted from future incentive earnings claims.

On April 8, 2016, the IOUs, TURN and ORA filed comments on the proposals, in which the parties reiterated their requests.  The Utility currently expects that evidentiary hearings, if ordered by the CPUC, would be held in July 2016.  It is uncertain how the CPUC will resolve this matter and when the CPUC will issue a decision.

PG&E Corporation and the Utility believe it is reasonably possible that the Utility will be required to refund amounts previously awarded or incur other obligations related to this matter, but they are unable to reasonably estimate the amount of such refunds or other obligations.  If the Utility were required to make a refund as TURN and ORA propose, PG&E Corporation’s and the Utility’s financial results would be affected by the amount of any refund-related charges.

 OTHER MATTERS

Agreement with TransCanyon, LLC for Competitive Transmission Opportunities

On March 29, 2016, the Utilityentered into an agreement with TransCanyon, LLC, a joint venture between subsidiaries of Berkshire Hathaway Energy and Pinnacle West Capital Corporation, to jointly pursue competitive transmission opportunities solicited by the CAISO, the operator for the majority of the California electric transmission grid.  The Utility and TransCanyon intend to jointly engage in the development of future transmission infrastructure and compete to develop, build, own and operate transmission projects approved by the CAISO.

 LEGISLATIVE AND REGULATORY INITIATIVES

The California Legislature and the CPUC have adopted requirements and policies to accommodate the growth in distributed electric generation resources (including solar installations), increase the amount of renewable energy delivered to customers, foster the development of a state-wide electric vehicle charging infrastructure to encourage the use of electric vehicles, promote customer energy efficiency and demand response programs, and implement new state law requirements applicable to natural gas storage facilities.  In addition, the CPUC continues to implement state law requirements to reform electric rates to more closely reflect the utilities’ actual costs of service, reduce cross-subsidization among customer rate classes, implement new rules and rates for net energy metering (which currently allow certain self-generating customers to receive bill credits for surplus power at the full retail rate), and allow customers to have greater control over their energy use. Significant developments that have occurred since the 2015 Form 10-K was filed with the SEC are discussed below.

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

Integrated Distributed Energy Resources Pilot Program

On April 4, 2016, the assigned CPUC Commissioner and ALJ issued a ruling proposing to establish, on a pilot basis, an interim program offering regulatory incentives to the Utility and the other two large California IOUs for the deployment of cost-effective distributed energy resources (“DERs”).  The ruling assumes that the incentive would take the form of an additional payment to the utility of 3.5% (grossed up for taxes) of the payments made to the DERprovider(s).  The exact figure would be determined later if the proposal or a similar alternative is adopted by the CPUC. The ruling also states that it does not intend for this phase to adopt a new regulatory framework or business model for the California electric utilities.  Comments on the proposal are due May 9, 2016 and reply comments are due May 23, 2016.

Electric Rate Reform and Net Energy Metering

On July 3, 2015, the CPUC approved a final decision to authorize the California IOUs to gradually flatten their tiered residential electric rate structures from four tiers to two tiers by January 1, 2019.  The decision approved increased minimum bill charges for residential customers and also allows the imposition of a surcharge on customers with extremely high electricity use beginning in 2017.  The decision requires the Utility to file a proposal by January 1, 2018, to charge residential electric customers based on time-of-use rates (known as “default time-of-use rates”) unless customers elect otherwise.  The Utility also may propose to impose a fixed charge on residential electric customers.  Under the CPUC’s decision, default time-of-use rates must be implemented before the CPUC will permit the imposition of a fixed charge in electric rates.

In January 2016, the CPUC adopted new NEM rules and rates.  The new rules and rates are expected to become effective for new NEM customerslater in 2016.  New NEM customers will be required to pay an interconnection fee, will be charged on time-of-use rates, and will be required to pay non-bypassable charges to help fund some of the costs of low-income, energy efficiency, and other programs that other customers pay. On March 7, 2016, the Utility and certain other parties, including TURN and CUE, filed applications for rehearing. The Utility requested that the CPUC vacate its January 2016 decision that the Utility asserts contains legal and factual errors.  Many parties argued that the CPUC failed to complete its duties under AB 327, which required the CPUC to evaluate the costs and benefits of NEM.

Electric Vehicle (EV) Infrastructure Development

In December 2014, the CPUC issued a decision adopting a policy to expand the California utilities’ role in developing an EV charging infrastructure to support California’s climate goals.  On February 9, 2015, the Utility filed an application requesting that the CPUC approve the Utility’s proposal to deploy, own, and maintain more than 25,000 EV charging stations and the associated infrastructure.  The Utility proposed to engage with third-party EV service providers to operate and maintain the charging stations.  The Utility requested that the CPUC approve forecasted capital expenditures of $551 million over the 5-year deployment period.

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

On March 21, 2016, the Utility filed with the CPUC a settlement agreement that it entered into with certain parties, including environmental advocates, automakers, electric vehicle drivers, labor, and environmental justice advocates, that makes adjustments to the Utility’s second proposal, including a reduction to requested capital expenditures to approximately $132 million.  (TURN, ORA, and certain equipment suppliers are not parties to the agreementand filed responses on April 12, 2016, generally opposing the settlement.)  The settlement agreement is subject to approval by the CPUC. Hearings were held in April 2016 and under the CPUC’s schedule, a proposed decision for the first phase of the proceeding is expected to be issued in the third quarter of 2016. Further deployment of EV charging stations would be considered in a second phase of the proceeding depending on the outcome of the first phase.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes, such as groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; and the transportation, handling, storage, and disposal of spent nuclear fuel.  (See Note 9 of the Notes to the Condensed Consolidated Financial Statements, as well as “Item 1A. Risk Factors” and Note 13 in the 2015 Form 10-K.)

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with future obligations that relate to purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and purchases of fuel and transportation to support the Utility’s generation activities.  (See “Purchase Commitments” in Note 9 of the Notes to the Condensed Consolidated Financial Statements).  Contractual commitments that relate to financing arrangements include long-term debt, preferred stock, and certain forms of regulatory financing.  For more in-depth discussion about PG&E Corporation’s and the Utility’s contractual commitments, see “Liquidity and Financial Resources” above and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Commitments in the 2015 Form 10-K.

Off-Balance Sheet Arrangements

PG&E Corporation and the Utility do not have anyoff-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed in Note 13 of the Notes to the Consolidated Financial Statements in the 2015 Form 10-K (the Utility’s commodity purchase agreements).

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for non-trading purposes (i.e., risk mitigation) and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate. Credit limits and credit quality are monitored periodically.  These activities arediscussed in detail in the 2015 Form 10-K.  There were no significant developments to the Utility and PG&E Corporation’s risk management activities during the three months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, asset retirement obligations, and pension and other postretirement benefits plans to be critical accounting policies. These policies are considered critical accounting policies due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates. Actual results may differ materially from these estimates. These accounting policies and their key characteristics are discussed in detail in the 2015Form 10-K.

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

the outcome of the Butte fire litigation, and whether the Utility’s insurance is sufficient to cover the Utility’s liability resulting therefrom, or if insurance is otherwise available; and whether additional investigations and proceedings will be opened whether PG&E Corporation and the Utility are able to repair the harm to their reputations caused by the criminal prosecution of the Utility, the state and federal investigations of natural gas incidents, matters relating to the indicted case, improper communications between the CPUC and the Utility; and the Utility’s ongoing work to remove encroachments from transmission pipeline rights-of-way;

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

the impact of droughts or other weather-related conditions or events, wildfires (such as the Butte fire), climate change, natural disasters, acts of terrorism, war, or vandalism (including cyber-attacks), and other events, that can cause unplanned outages, reduce generating output, disrupt the Utility’s service to customers, or damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies; whether the Utility incurs liability to third parties for property damage or personal injury caused by such events; and whether the Utility is subject to civil, criminal, or regulatory penalties in connection with such events; and whether the Utility’s insurance coverage is available for these types of claims and whether the amount of insurance is sufficient to cover the Utility’s liability;

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

whether the Utility’s climate change adaptation strategies are successful;

the impact that reductions in customer demand for electricity and natural gas have on the Utility’s ability to make and recover its investments through rates and earn its authorized return on equity, and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources and changing customer demand for natural gas and electric services;

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

For more information about the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see “Risk Factors” in the 2015 Form 10-K and in Part II, Item. 1A. Risk Factors below.  PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31,2016, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  In addition, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by PG&E Corporation and the Utility in the reports that PG&E Corporation and the Utility file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31,2016, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following legal proceedings, PG&E Corporation and the Utility are involved in various legal proceedings in the ordinary course of their business.  For more information regarding PG&E Corporation’s and the Utility’s contingencies, see Note 9 of the Notes to the Condensed Consolidated Financial Statement and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Enforcement and Litigation Matters.”

Penalty Decision Related to the CPUC’s Investigative Enforcement Proceedings Related to Natural Gas Transmission

For a description of this matter, see “Part I, Item 3. Legal Proceedings” in the 2015 Form 10-K, the discussion of the Penalty Decision in Note 13 of the Notes to the Consolidated Financial Statements inthe 2015 Form 10-K, and the discussion included in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Federal Criminal Indictment

On July 29, 2014, a federal grand jury for the Northern District of California returned a 28-count superseding criminal indictment against the Utility in federal district court that superseded the original indictment that was returned on April 1, 2014.  The superseding indictment charges 27 felony counts alleging that the Utility knowingly and willfully violated minimum safety standards under the Natural Gas Pipeline Safety Act relating to record-keeping, pipeline integrity management, and identification of pipeline threats.  The superseding indictment also includes one felony count charging that the Utility illegally obstructed the NTSB’s investigation into the cause of the San Bruno accident.  On December 23, 2015, the court presiding over the federal criminal proceeding dismissed 15 of the Pipeline Safety Act counts, leaving 13 remaining counts.  Although the trial previously had been scheduled to begin on April 26, 2016, the court vacated the trial date and no new trial date has been set.  The court stated that it will set a new trial date in due course.

The maximum statutory fine for each felony count is $500,000, for total potential fines of $6.5 million. The government is also seeking fines under the Alternative Fines Act.  The Alternative Fines Act states, in part: “If any person derives pecuniary gain from the offense, or if the offense results in pecuniary loss to a person other than the defendant, the defendant may be fined not more than the greater of twice the gross gain or twice the gross loss.”  On December 8, 2015, the court issued an order granting, in part, the Utility’s request to dismiss the government’s allegations seeking an alternative fine under the Alternative Fines Act.  The court dismissed the government’s allegations regarding the amount of losses, but concluded that it required additional information about how the government would prove its allegations about the amount of gross gains prior to deciding whether to dismiss those allegations.  Based on the superseding indictment’s allegation that the Utility derived gross gains of approximately $281 million, the potential maximum alternative fine would be approximately $562 million.  On February 2, 2016, the court issued an order holding that if the government’s allegations about the Utility’s gross gains are considered, they would be considered in a second trial phase that would take place after the trial on the criminal charges.

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

For description of this matter, see “Part I, Item 3. Legal Proceedings” in the 2015 Form 10-K, the section entitled “Enforcement and Litigation Matters” in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 in the 2015 Form 10-K, and  the section  entitled “Enforcement and Litigation Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Litigation Related to the San Bruno Accident and Natural Gas Spending

As of March 31, 2016, there were seven purported derivative lawsuits seeking recovery on behalf of PG&E Corporation and the Utility for alleged breaches of fiduciary duty by officers and directors, among other claims.

On February 27, 2016, a new shareholder derivative complaint, Bushkin v. Rambo et al., was filed in the United States District Court for the Northern District of California.  This complaint has been designated by the plaintiff as related to the pending shareholder derivative suit Iron Workers Mid-South Pension Fund v. Johns, et al., discussed below.  The Bushkin complaint seeks to hold certain individual defendants responsible on claims of breach of fiduciary duty for damage to the company caused by the San Bruno accident, as well as by an alleged obstruction of the NTSB's investigation into the San Bruno accident and an alleged false statement related to PG&E Corporation’s corporate governance practices in its 2015 Proxy Statement.  A case management conference on this matter is currently set for June 17, 2016.

A case management conference in the Iron Workers action pending in the United States District Court for the Northern District of California is currently set for June 3, 2016.  Aside from the June 3, 2016 case management conference, the case has been stayed pending conclusion of the federal criminal proceedings against the Utility.  As previously disclosed, on December 8, 2015, the California Court of Appeal issued a writ of mandate to the Superior Court of California, San Mateo County, ordering the Court, to stay all proceedings in the four consolidated San Bruno Fire Derivative Cases pending conclusion of the federal criminal proceedings against the Utility.

A case management conference in the  action entitled Tellardin v. PG&E Corp. et al., also pending in the Superior Court of California, San Mateo County, is currently set for August 9, 2016.

For additional information regarding these matters, see the discussion entitled “Enforcement and Litigation Matters” above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, see “Part I, Item 3. Legal Proceedings” in the 2015 Form 10-K.

Investigation of the Butte Fire

On April 28, 2016, Cal Fire released its report of the investigation of the origin and cause of the “Butte fire,” the wildfire that ignited and spread in Amador and Calaveras Counties in Northern California in September 2015.  Cal Fire’s report concluded that the wildfire was caused when a Gray Pine tree contacted the Utility’s electric line which ignited portions of the tree, and determined that the failure by the Utility and its vegetation management contractors to identify certain potential hazards during its vegetation management program ultimately led to the failure of the tree.  In a press release also issued on April 28, 2016, Cal Fire indicated that it will seek to recover firefighting costs in excess of $90 million from the Utility.

In connection with the Butte fire, approximately 32 complaints have been filed to date against the Utility and its vegetation management contractors in the Superior Court of California in both the County of Calaveras and the County of San Francisco, involving approximately 1,300 individual plaintiffs and their insurance companies.  In response to plaintiffs’ and the Utility’s requests, the California Judicial Council has authorized the coordination of all cases in the Superior Court of California, Sacramento County.  Plaintiffs have begun to present to the Utility claims seeking early resolution of preference cases (individuals who due to their age and/or physical condition are not likely to meaningfully participate in a trial under normal scheduling).  The number of complaints may increase in the future.  An initial case management conference was held on April 22, 2016 and the next case management conference is currently scheduled for May 24, 2016.

In connection with this matter, the Utility may be liable for property damages without having been found negligent, through the theory of inverse condemnation.  In addition, the Utility may be liable for fire suppression costs, personal injury damages, and other damages if the Utility were found to have been negligent.

As a result of the Cal Fire report, additional investigations and proceedings may be opened, the outcome of which PG&E Corporation and the Utility are unable to predict.

For additional information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements and Item 1A. Risk Factors.

Other Enforcement Matters

In addition, fines may be imposed, or other regulatory or governmental enforcement action could be taken, with respect to the Utility’s self-reports of noncompliance with natural gas safety regulations, prohibited ex parte communications between the Utility and CPUC personnel, investigations that were commenced after a pipeline explosion in Carmel, California on March 3, 2014, and other enforcement matters.  See the discussion entitled “Enforcement and Litigation Matters” above in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of the Notes to the Condensed Consolidated Financial Statements.  In addition, see “Part I, Item 3. Legal Proceedings” in the 2015 Form 10-K.

Diablo Canyon Nuclear Power Plant

For more information regarding the status of the 2003 settlement agreement between the Central Coast Regional Water Quality Control Board and the Utility, see “Part I, Item 3. Legal Proceedings” in the 2015 Form 10-K.

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

For more information, see “Part I, Item 3. Legal Proceedings” in the 2015 Form 10-K.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s future financial condition, results of operations, and cash flows, see the section of the 2015 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Cautionary Language Regarding Forward-Looking Statements.”

PG&E Corporation and the Utility may incur material liability in connection with the Butte fire.

On April 28, 2016, Cal Fire released its report of the investigation of the origin and cause of the “Butte fire,” the wildfire that ignited and spread in Amador and Calaveras Counties in Northern California in September 2015.  Cal Fire’s report concluded that the wildfire was caused when a Gray Pine tree contacted an electric line of the Utility, which ignited portions of the tree, and determined that the failure by the Utility and its vegetation management contractors to identify certain potential hazards during its vegetation management program ultimately led to the failure of the tree.  In a press release also issued on April 28, 2016, Cal Fire indicated that it will seek to recover firefighting costs in excess of $90 million from the Utility.

In connection with the Butte fire, approximately 32 complaints have been filed to date against the Utility and its vegetation management contractors in the Superior Court of California in both the County of Calaveras and the County of San Francisco, involving approximately 1,300 individual plaintiffs and their insurance companies. The number of complaints may increase in the future.  PG&E Corporation’s and the Utility’s financial statements for the period ended March 31, 2016 reflect a provision of $350 million for property damages in connection with this matter.  This amount is based on estimates about the number, size, and type of structures damaged or destroyed, and assumptions about the contents of such structures and other property damage.  A change in management’s estimates or assumptions could result in an adjustment that could have a material impact on PG&E Corporation’s and the Utility’s financial condition and results of operations during the period in which such change occurred.  The Utility also could incur material charges related to fire suppression, personal injury damages and other damages.

The Utility has insurance coverage for third party claims.  If the amount of insurance is insufficient to cover such losses, or if insurance is otherwise unavailable, PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows could be materially affected.

The Utility also could be subject to material fines, or penalties or disallowances if the CPUC or other law enforcement agency brought enforcement action against the Utility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, PG&E Corporation made equity contributions totaling $65 million to the Utility in order to maintain the 52% common equity component of the Utility’s CPUC-authorized capital structure.  Neither PG&E Corporation nor the Utility made any sales of unregistered equity securities during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2016, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. During the quarter ended March 31, 2016, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the three months ended March 31, 2016 was 0.75.The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the three months ended March 31, 2016 was 0.74. The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement No. 333-193879.

PG&E Corporation’s earnings to fixed charges ratio for the three months ended March 31, 2016 was 0.75. The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-193880.

ITEM 6. EXHIBITS

3	Bylaws of PG&E Corporation amended as of February 17, 2016

4

Twenty-Seventh Supplemental Indenture, dated as of March 1, 2016, relating to the issuance of $600,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.95% Senior Notes due March 1, 2026  (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on March 1, 2016 (File No. 1-2348), Exhibit 4.1)

10.1

Term Loan Agreement, dated as of March 2, 2016, between Pacific Gas and Electric Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on March 4, 2016 (File No. 1-2348), Exhibit 10.1)

*10.2	Restricted Stock Unit Agreement between Dinyar Mistry and PG&E Corporation dated February 23, 2016

*10.3	Separation agreement between Pacific Gas and Electric Company and Greg Kiraly dated February 18, 2016

*10.4	Amendment to the Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, effective February 16, 2016

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory agreement.

**Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

/s/ JASON P. WELLS
Jason P. Wells Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

/s/ DINYAR B. MISTRY
Dinyar B. Mistry Senior Vice President, Human Resources, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated: May 4, 2016

EXHIBIT INDEX

3	Bylaws of PG&E Corporation amended as of February 17, 2016

4

Twenty-Seventh Supplemental Indenture, dated as of March 1, 2016, relating to the issuance of $600,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.95% Senior Notes due March 1, 2026  (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on March 1, 2016 (File No. 1-2348), Exhibit 4.1)

10.1

Term Loan Agreement, dated as of March 2, 2016, between Pacific Gas and Electric Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K filed on March 4, 2016 (File No. 1-2348), Exhibit 10.1)

*10.2	Restricted Stock Unit Agreement between Dinyar Mistry and PG&E Corporation dated February 23, 2016

*10.3	Separation agreement between Pacific Gas and Electric Company and Greg Kiraly dated February 18, 2016

*10.4	Amendment to the Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, effective February 16, 2016

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory agreement.

**Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.