Form 10-Q
period 2018-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2018-07-26
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549 FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 OR
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

PG&E Corporation:	[ ]
Pacific Gas and Electric Company:	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:	[ ] Yes [X] No
Pacific Gas and Electric Company:	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 20, 2018:
PG&E Corporation:	517,151,337
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017 Form 10-K	PG&E Corporation and Pacific Gas and Electric Company's combined Annual Report on Form 10-K for the year ended December 31, 2017
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB (see below)
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCA	Community Choice Aggregator
CEC	California Energy Resources Conservation and Development Commission
CEMA	Catastrophic Event Memorandum Account
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DER	distributed energy resources
Diablo Canyon	Diablo Canyon nuclear power plant
DOGGR	Division of Oil, Gas, and Geothermal Resources of the California Department of Conservation
DTSC	Department of Toxic Substances Control
EPS	earnings per common share
EV	electric vehicle
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
GT&S	gas transmission and storage
HSM	hazardous substance memorandum account
IOU(s)	investor-owned utility(ies)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this Form 10-Q
MGP(s)	manufactured gas plants
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceedings
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
OES	State of California Office of Emergency Services
OII	order instituting investigation
OIR	order instituting rulemaking
ORA	Office of Ratepayer Advocates
PCIA	Power Charge Indifference Adjustment
PFM	petition for modification
RAMP	Risk Assessment Mitigation Phase
ROE	return on equity
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
Tax Act	Tax Cuts and Jobs Act of 2017

TE	transportation electrification
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
WEMA	Wildfire Expense Memorandum Account
Westinghouse	Westinghouse Electric Company, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Operating Revenues
Electric	$3,312	$3,323	$6,263	$6,388
Natural gas	922	927	2,027	2,130
Total operating revenues	4,234	4,250	8,290	8,518
Operating Expenses
Cost of electricity	963	1,123	1,782	1,970
Cost of natural gas	79	121	368	446
Operating and maintenance	1,786	1,605	3,390	3,129
Wildfire-related claims, net of insurance recoveries	2,125	(46)	2,118	(53)
Depreciation, amortization, and decommissioning	746	712	1,498	1,424
Total operating expenses	5,699	3,515	9,156	6,916
Operating Income (Loss)	(1,465)	735	(866)	1,602
Interest income	12	8	21	13
Interest expense	(226)	(225)	(446)	(443)
Other income, net	106	26	214	60
Income (Loss) Before Income Taxes	(1,573)	544	(1,077)	1,232
Income tax provision (benefit)	(593)	134	(542)	243
Net Income (Loss)	(980)	410	(535)	989
Preferred stock dividend requirement of subsidiary	4	4	7	7
Income (Loss) Available for Common Shareholders	$(984)	$406	$(542)	$982
Weighted Average Common Shares Outstanding, Basic	516	511	516	510
Weighted Average Common Shares Outstanding, Diluted	516	513	517	512
Net Earnings (Loss) Per Common Share, Basic	$(1.91)	$0.79	$(1.05)	$1.93
Net Earnings (Loss) Per Common Share, Diluted	$(1.91)	$0.79	$(1.05)	$1.92
Dividends Declared Per Common Share	$—	$0.53	$—	$1.02

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Income (Loss)	$(980)	$410	$(535)	$989
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, at respective dates)	—	1	—	1
Total other comprehensive income (loss)	—	1	—	1
Comprehensive Income (Loss)	(980)	411	(535)	990
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Income (Loss) Attributable to Common Shareholders	$(984)	$407	$(542)	$983

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$517	$449
Accounts receivable:
Customers (net of allowance for doubtful accounts of $58 and $64 at respective dates)	1,169	1,243
Accrued unbilled revenue	995	946
Regulatory balancing accounts	1,563	1,222
Other	1,027	861
Regulatory assets	194	615
Inventories:
Gas stored underground and fuel oil	107	115
Materials and supplies	380	366
Other	415	464
Total current assets	6,367	6,281
Property, Plant, and Equipment
Electric	56,410	55,133
Gas	20,387	19,641
Construction work in progress	2,643	2,471
Other	2	3
Total property, plant, and equipment	79,442	77,248
Accumulated depreciation	(24,288)	(23,459)
Net property, plant, and equipment	55,154	53,789
Other Noncurrent Assets
Regulatory assets	4,121	3,793
Nuclear decommissioning trusts	2,828	2,863
Income taxes receivable	66	65
Other	1,353	1,221
Total other noncurrent assets	8,368	7,942
TOTAL ASSETS	$69,889	$68,012

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,450	$931
Long-term debt, classified as current	193	445
Accounts payable:
Trade creditors	1,477	1,646
Regulatory balancing accounts	1,303	1,120
Other	541	517
Disputed claims and customer refunds	215	243
Interest payable	209	217
Wildfire-related claims	2,860	561
Other	1,538	1,449
Total current liabilities	9,786	7,129
Noncurrent Liabilities
Long-term debt	17,612	17,753
Regulatory liabilities	8,498	8,679
Pension and other post-retirement benefits	2,054	2,128
Asset retirement obligations	4,964	4,899
Deferred income taxes	5,667	5,822
Other	2,247	2,130
Total noncurrent liabilities	41,042	41,411
Contingencies and Commitments (Note 9)
Equity
Shareholders' Equity
Common stock, no par value, authorized 800,000,000 shares; 517,102,983 and 514,755,845 shares outstanding at respective dates	12,765	12,632
Reinvested earnings	6,057	6,596
Accumulated other comprehensive loss	(13)	(8)
Total shareholders' equity	18,809	19,220
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	19,061	19,472
TOTAL LIABILITIES AND EQUITY	$69,889	$68,012

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(535)	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,498	1,424
Allowance for equity funds used during construction	(63)	(34)
Deferred income taxes and tax credits, net	(145)	516
Disallowed capital expenditures	—	47
Other	104	121
Effect of changes in operating assets and liabilities:
Accounts receivable	(11)	111
Wildfire-related insurance receivable	(144)	54
Inventories	(6)	(38)
Accounts payable	39	19
Wildfire-related claims	2,299	(116)
Income taxes receivable/payable	—	67
Other current assets and liabilities	(103)	(92)
Regulatory assets, liabilities, and balancing accounts, net	(12)	(353)
Other noncurrent assets and liabilities	(168)	41
Net cash provided by operating activities	2,753	2,756
Cash Flows from Investing Activities
Capital expenditures	(2,897)	(2,474)
Proceeds from sales and maturities of nuclear decommissioning trust investments	802	794
Purchases of nuclear decommissioning trust investments	(815)	(817)
Other	15	8
Net cash used in investing activities	(2,895)	(2,489)
Cash Flows from Financing Activities
Borrowings under revolving credit facilities	700	—
Net issuances (repayments) of commercial paper, net of discount of $1 and $3 at respective dates	(182)	(339)
Short-term debt financing	250	250
Short-term debt matured	(250)	(250)
Proceeds from issuance of long-term debt, net of discount and issuance costs of $0 and $11 at respective dates	350	734
Long-term debt matured or repurchased	(750)	(345)
Common stock issued	82	247
Common stock dividends paid	—	(488)
Other	10	(75)
Net cash provided by (used in) financing activities	210	(266)
Net change in cash and cash equivalents	68	1
Cash and cash equivalents at January 1	449	177
Cash and cash equivalents at June 30	$517	$178

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(394)	$(395)
Income taxes, net	—	68
Supplemental disclosures of noncash investing and financing activities
Common stock dividends declared but not yet paid	$—	$271
Capital expenditures financed through accounts payable	317	268
Noncash common stock issuances	—	10
Terminated capital leases	137	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues
Electric	$3,312	$3,324	$6,263	$6,391
Natural gas	922	926	2,027	2,130
Total operating revenues	4,234	4,250	8,290	8,521
Operating Expenses
Cost of electricity	963	1,123	1,782	1,970
Cost of natural gas	79	121	368	446
Operating and maintenance	1,786	1,604	3,390	3,129
Wildfire-related claims, net of insurance recoveries	2,125	(46)	2,118	(53)
Depreciation, amortization, and decommissioning	746	712	1,498	1,424
Total operating expenses	5,699	3,514	9,156	6,916
Operating Income (Loss)	(1,465)	736	(866)	1,605
Interest income	11	7	20	12
Interest expense	(222)	(222)	(439)	(438)
Other income, net	108	24	217	55
Income (Loss) Before Income Taxes	(1,568)	545	(1,068)	1,234
Income tax provision (benefit)	(592)	136	(544)	256
Net Income (Loss)	(976)	409	(524)	978
Preferred stock dividend requirement	4	4	7	7
Income (Loss) Available for Common Stock	$(980)	$405	$(531)	$971

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Income (Loss)	$(976)	$409	$(524)	$978
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, at respective dates )	1	—	1	1
Total other comprehensive income (loss)	1	—	1	1
Comprehensive Income (Loss)	$(975)	$409	$(523)	$979

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	June 30, 2018	December 31, 2017
(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$484	$447
Accounts receivable:
Customers (net of allowance for doubtful accounts of $58 and $64 at respective dates)	1,169	1,243
Accrued unbilled revenue	995	946
Regulatory balancing accounts	1,563	1,222
Other	1,028	862
Regulatory assets	194	615
Inventories:
Gas stored underground and fuel oil	107	115
Materials and supplies	380	366
Other	414	465
Total current assets	6,334	6,281
Property, Plant, and Equipment
Electric	56,410	55,133
Gas	20,387	19,641
Construction work in progress	2,643	2,471
Total property, plant, and equipment	79,440	77,245
Accumulated depreciation	(24,285)	(23,456)
Net property, plant, and equipment	55,155	53,789
Other Noncurrent Assets
Regulatory assets	4,121	3,793
Nuclear decommissioning trusts	2,828	2,863
Income taxes receivable	64	64
Other	1,226	1,094
Total other noncurrent assets	8,239	7,814
TOTAL ASSETS	$69,728	$67,884

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
	June 30, 2018	December 31, 2017
(in millions. except share amounts)
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,400	$799
Long-term debt, classified as current	193	445
Accounts payable:
Trade creditors	1,477	1,644
Regulatory balancing accounts	1,303	1,120
Other	561	538
Disputed claims and customer refunds	215	243
Interest payable	208	214
Wildfire-related claims	2,860	561
Other	1,551	1,457
Total current liabilities	9,768	7,021
Noncurrent Liabilities
Long-term debt	17,262	17,403
Regulatory liabilities	8,498	8,679
Pension and other post-retirement benefits	1,950	2,026
Asset retirement obligations	4,964	4,899
Deferred income taxes	5,806	5,963
Other	2,263	2,146
Total noncurrent liabilities	40,743	41,116
Contingencies and Commitments (Note 9)
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	8,505	8,505
Reinvested earnings	9,127	9,656
Accumulated other comprehensive income	5	6
Total shareholders' equity	19,217	19,747
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,728	$67,884

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(524)	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,498	1,424
Allowance for equity funds used during construction	(63)	(34)
Deferred income taxes and tax credits, net	(149)	534
Disallowed capital expenditures	—	47
Other	57	127
Effect of changes in operating assets and liabilities:
Accounts receivable	(11)	113
Wildfire-related insurance receivable	(144)	54
Inventories	(6)	(38)
Accounts payable	40	45
Wildfire-related claims	2,299	(116)
Income taxes receivable/payable	—	75
Other current assets and liabilities	(95)	(72)
Regulatory assets, liabilities, and balancing accounts, net	(12)	(353)
Other noncurrent assets and liabilities	(168)	40
Net cash provided by operating activities	2,722	2,824
Cash Flows from Investing Activities
Capital expenditures	(2,897)	(2,474)
Proceeds from sales and maturities of nuclear decommissioning trust investments	802	794
Purchases of nuclear decommissioning trust investments	(815)	(817)
Other	15	8
Net cash used in investing activities	(2,895)	(2,489)
Cash Flows from Financing Activities
Borrowings under revolving credit facilities	650	—
Net issuances (repayments) of commercial paper, net of discount of $0 and $3 at respective dates	(50)	(339)
Short-term debt financing	250	250
Short-term debt matured	(250)	(250)
Proceeds from issuance of long-term debt, net of discount and issuance costs of $0 and $11 at respective dates	—	734
Long-term debt matured or repurchased	(400)	(345)
Preferred stock dividends paid	—	(7)
Common stock dividends paid	—	(514)
Equity contribution from PG&E Corporation	—	190
Other	10	(68)
Net cash provided by (used in) financing activities	210	(349)
Net change in cash and cash equivalents	37	(14)
Cash and cash equivalents at January 1	447	71
Cash and cash equivalents at June 30	$484	$57

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(387)	$(390)
Income taxes, net	—	76
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$317	$268
Terminated capital leases	137	—

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

Beginning on October 8, 2017, multiple wildfires spread through Northern California, including Napa, Sonoma, Butte, Humboldt, Mendocino, Del Norte, Lake, Nevada, and Yuba Counties, as well as in the area surrounding Yuba City (the “Northern California wildfires”).  According to the Cal Fire California Statewide Fire Summary dated October 30, 2017, at the peak of the wildfires, there were 21 major wildfires in Northern California that, in total, burned over 245,000 acres and destroyed an estimated 8,900 structures. The wildfires also resulted in 44 fatalities. The Northern California wildfires are under investigation by Cal Fire and the CPUC's SED. Cal Fire issued its determination on the causes of 16 of the Northern California wildfires and the remaining wildfires remain under Cal Fire’s investigation, including the possible role of the Utility’s power lines and other facilities. See “Northern California Wildfires” in Note 9 below.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility has a controlling interest or was the primary beneficiary of any of these VIEs at June 30, 2018, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at June 30, 2018, it did not consolidate any of them.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 and 2017 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost for benefits earned	$129	$118	$17	$15
Interest cost	172	178	18	19
Expected return on plan assets	(256)	(192)	(32)	(25)
Amortization of prior service cost	(2)	(2)	3	4
Amortization of net actuarial loss	2	5	(2)	1
Net periodic benefit cost	45	107	4	14
Regulatory account transfer (1)	39	(23)	—	—
Total	$84	$84	$4	$14

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost for benefits earned	$257	$236	$33	$30
Interest cost	344	357	35	38
Expected return on plan assets	(511)	(385)	(65)	(49)
Amortization of prior service cost	(3)	(4)	7	8
Amortization of net actuarial loss	3	11	(3)	2
Net periodic benefit cost	90	215	7	29
Regulatory account transfer (1)	77	(46)	—	—
Total	$167	$169	$7	$29

(1) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

Non-service costs are reflected in Other income, net on the Condensed Consolidated Statements of Income.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) are summarized below:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2018
Beginning balance	$(30)	$17	$(13)
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (net of taxes of $1 and $1, respectively) (1)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $1 and $1, respectively) (1)	1	(1)	—
Regulatory account transfer (net of taxes of $0 and $0, respectively) (1)	—	(1)	(1)
Reclassification of stranded income tax to retained earnings (net of taxes of $0 and $0, respectively)	—	—	—
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(30)	$17	$(13)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2017
Beginning balance	$(25)	$16	$(9)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $1, respectively)	(1)	3	2
Amortization of net actuarial loss (net of taxes of $2 and $1, respectively)	3	—	3
Regulatory account transfer (net of taxes of $1 and $2, respectively)	(2)	(2)	(4)
Net current period other comprehensive gain (loss)	—	1	1
Ending balance	$(25)	$17	$(8)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2018
Beginning balance	$(25)	$17	$(8)
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (net of taxes of $1 and $2, respectively) (1)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $1 and $1, respectively) (1)	2	(2)	—
Regulatory account transfer (net of taxes of $0 and $1, respectively) (1)	—	(3)	(3)
Reclassification of stranded income tax to retained earnings (net of taxes of $0, and $0, respectively)	(5)	—	(5)
Net current period other comprehensive gain (loss)	$(5)	$—	$(5)
Ending balance	(30)	17	(13)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2017
Beginning balance	$(25)	$16	$(9)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $2 and $3, respectively)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $5 and $1, respectively)	6	1	7
Regulatory account transfer (net of taxes of $3 and $4, respectively)	(4)	(5)	(9)
Net current period other comprehensive gain (loss)	$—	$1	$1
Ending balance	(25)	17	(8)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Recently Adopted Accounting Standards

Revenue Recognition Standard

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which amends the previous revenue recognition guidance.  The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across entities, industries, jurisdictions, and capital markets and to provide more useful information to users of financial statements through improved and expanded disclosure requirements.  PG&E Corporation and the Utility applied the requirements using the modified retrospective method when the ASU became effective on January 1, 2018. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements as of the adoption date or for the three and six months ended June 30, 2018. A majority of the Utility’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customers' monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.

Revenue from Contracts with Customers

The Utility recognizes revenues when electricity and natural gas services are delivered.  The Utility records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed at the end of the period.  Unbilled revenues are included in accounts receivable on the Condensed Consolidated Balance Sheets.  Rates charged to customers are based on CPUC and FERC authorized revenue requirements. Revenues can vary significantly from period to period because of seasonality, weather, and customer usage patterns.

The FERC authorizes the Utility’s revenue requirements in periodic (often annual) TO rate cases.  The Utility’s ability to recover revenue requirements authorized by the FERC is dependent on the volume of the Utility’s electricity sales, and revenue is recognized only for amounts billed and unbilled, net of revenues subject to refund.

Regulatory Balancing Account Revenue

The CPUC authorizes most of the Utility’s revenues in the Utility’s GRC and its GT&S rate cases, which generally occur every three or four years.  The Utility’s ability to recover revenue requirements authorized by the CPUC in these rate cases is independent, or “decoupled,” from the volume of the Utility’s sales of electricity and natural gas services.  The Utility recognizes revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months.  Generally, electric and natural gas operating revenue is recognized ratably over the year.  The Utility records a balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Electric
Revenue from contracts with customers
Residential	$1,039	$2,375
Commercial	1,234	2,307
Industrial	354	678
Agricultural	318	443
Public street and highway lighting	18	38
Other (1)	84	(118)
Total revenue from contracts with customers - electric	3,047	5,723
Regulatory balancing accounts (2)	265	540
Total electric operating revenue	$3,312	$6,263

Natural gas
Revenue from contracts with customers
Residential	$452	$1,410
Commercial	119	315
Transportation service only	264	560
Other (1)	(128)	(179)
Total revenue from contracts with customers - gas	707	2,106
Regulatory balancing accounts (2)	215	(79)
Total natural gas operating revenue	922	2,027
Total operating revenues	$4,234	$8,290

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

On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.  As a result, the Condensed Consolidated Statements of Income for PG&E Corporation and the Utility were restated. This change resulted in increases to Operating and maintenance expenses and Other income, net, of $13 million and $13 million for PG&E Corporation and the Utility, respectively, for the three months ended June 30, 2017 and $26 million and $27 million for PG&E Corporation and the Utility, respectively, for the six months ended June 30, 2017.

On a prospective basis, the ASU limits the component of net benefit cost eligible to be capitalized to service costs. The FERC has allowed and the Utility has made a one-time election to adopt the new FASB guidance for regulatory filing purposes.  In January 2018, the CPUC approved modifications to the Utility’s calculation for pension-related revenue requirements to allow for capitalization of only the service cost component determined by a plan’s actuary. The capitalization of service costs only results in higher rate base and leads to a reduction in the Utility’s 2018 revenues.  The changes in capitalization of retirement benefits did not have a material impact on PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

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

Accounting Standards Issued But Not Yet Adopted

Recognition of Lease Assets and Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements.  In November 2017, the FASB tentatively decided to amend the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. Under the new standard, all lessees must recognize an asset and liability on the balance sheet. Operating leases were previously not recognized on the balance sheet.  The ASU will be effective for PG&E Corporation and the Utility on January 1, 2019, with early adoption permitted.

PG&E Corporation and the Utility intend to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease and easement classification, and (3) initial direct costs. Additionally, PG&E Corporation and the Utility do not intend to restate comparative periods upon adoption.

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets and Liabilities

Long-Term Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Asset Balance at
(in millions)	June 30, 2018	December 31, 2017
Pension benefits	$1,877	$1,954
Environmental compliance costs	784	837
Utility retained generation	297	319
Price risk management	63	65
Unamortized loss, net of gain, on reacquired debt	84	79
Catastrophic event memorandum account (1)	654	274
Wildfire expense memorandum account (2)	69	—
Other	293	265
Total long-term regulatory assets	$4,121	$3,793

(1) Represents costs related to certain catastrophic events that the Utility believes are probable of recovery. For more information, see Note 9 below.
(2) Represents costs related to insurance premiums that the Utility believes are probable of recovery. For more information, see Note 9 below.

Long-Term Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Liability Balance at
(in millions)	June 30, 2018	December 31, 2017
Cost of removal obligations	$5,775	$5,547
Deferred income taxes	611	1,021
Recoveries in excess of AROs	467	624
Public purpose programs	636	590
Other	1,009	897
Total long-term regulatory liabilities	$8,498	$8,679

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2017 Form 10-K.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at
(in millions)	June 30, 2018	December 31, 2017
Electric distribution	$323	$—
Electric transmission	110	139
Utility generation	120	—
Gas distribution and transmission	397	486
Energy procurement	95	71
Public purpose programs	32	103
Other	486	423
Total regulatory balancing accounts receivable	$1,563	$1,222

	Payable Balance at
(in millions)	June 30, 2018	December 31, 2017
Electric distribution	$—	$72
Electric transmission	120	120
Utility generation	—	14
Energy procurement	151	149
Public purpose programs	513	452
Other	519	313
Total regulatory balancing accounts payable	$1,303	$1,120

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2017 Form 10-K.

NOTE 4: DEBT

Revolving Credit Facilities and Commercial Paper Program

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings under their revolving credit facilities and commercial paper programs at June 30, 2018:

(in millions)	Termination Date	Facility Limit		Letters of Credit Outstanding	Borrowings	Facility Availability
PG&E Corporation	April 2022	$300	(1)	$—	$50	$250
Utility	April 2022	3,000	(2)	48	650	2,302
Total revolving credit facilities		$3,300		$48	$700	$2,552

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

Long-term Debt Issuances and Redemptions

During the first quarter of 2018, the Utility satisfied and discharged its remaining obligation of $400 million aggregate principal amount of the 8.25% Senior Notes due October 15, 2018.

In April 2018, PG&E Corporation entered into a $350 million floating rate unsecured term loan. The term loan will mature on April 16, 2020, unless extended by PG&E Corporation pursuant to the terms of the term loan agreement. The proceeds were used for general corporate purposes, including the early redemption of PG&E Corporation’s outstanding $350 million principal amount of 2.40% Senior Notes due March 1, 2019. On April 26, 2018, PG&E Corporation completed the early redemption of these bonds, which satisfied and discharged its remaining obligation of $350 million.

Variable Rate Interest

At June 30, 2018, the interest rates on the $614 million principal amount of pollution control bonds Series 1996 C, E, F, and 1997 B and the related loan agreements ranged from 1.46% to 1.65%.  At June 30, 2018, the interest rates on the $149 million principal amount of pollution control bonds Series 2009 A and B, and the related loan agreements, were 1.65%.

NOTE 5: EQUITY

PG&E Corporation’s and the Utility’s changes in equity for the six months ended June 30, 2018 were as follows:

	PG&E Corporation	Utility
(in millions)	Total Equity	Total Shareholders' Equity
Balance at December 31, 2017	$19,472	$19,747
Comprehensive income (loss)	(535)	(523)
Common stock issued	82	—
Share-based compensation	49	—
Preferred stock dividend requirement	—	(7)
Preferred stock dividend requirement of subsidiary	(7)	—
Balance at June 30, 2018	$19,061	$19,217

There were no issuances under the PG&E Corporation February 2017 equity distribution agreement for the six months ended June 30, 2018.  As of June 30, 2018, the remaining amount available under this agreement was $246.3 million.

PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan and share-based compensation plans.  During the six months ended June 30, 2018, 2.3 million shares were issued for cash proceeds of $82.3 million under these plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Income (loss) available for common shareholders	$(984)	$406	$(542)	$982
Weighted average common shares outstanding, basic	516	511	516	510
Add incremental shares from assumed conversions:
Employee share-based compensation	—	2	1	2
Weighted average common shares outstanding, diluted	516	513	517	512
Total earnings (loss) per common share, diluted	$(1.91)	$0.79	$(1.05)	$1.92

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2018	December 31, 2017
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	268,296,840	228,768,745
	Options	36,205,752	60,736,806
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	2,570,861	2,872,013
	Congestion Revenue Rights (3)	304,977,376	312,272,177

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At June 30, 2018, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$30	$(2)	$4	$32
Other noncurrent assets – other	89	—	—	89
Current liabilities – other	(42)	2	16	(24)
Noncurrent liabilities – other	(64)	—	8	(56)
Total commodity risk	$13	$—	$28	$41

At December 31, 2017, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$30	$(3)	$10	$37
Other noncurrent assets – other	103	(1)	—	102
Current liabilities – other	(47)	3	13	(31)
Noncurrent liabilities – other	(66)	1	8	(57)
Total commodity risk	$20	$—	$31	$51

Gains and losses associated with price risk management activities were recorded as follows:

	Commodity Risk
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Unrealized gain (loss) - regulatory assets and liabilities (1)	$5	$(4)	$(7)	$(52)
Realized gain (loss) - cost of electricity (2)	(10)	1	(28)	(4)
Realized loss - cost of natural gas (2)	—	(3)	(1)	(4)
Net commodity risk	$(5)	$(6)	$(36)	$(60)

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

The majority of the Utility’s derivatives contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies.  At June 30, 2018, the Utility’s credit rating was investment grade.  If the Utility’s credit rating were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some of its net liability derivative positions.

The additional cash collateral that the Utility would be required to post if the credit risk-related contingency features were triggered was as follows:

	Balance at
(in millions)	June 30, 2018	December 31, 2017
Derivatives in a liability position with credit risk-related contingencies that are not fully collateralized	$(1)	$(1)
Related derivatives in an asset position	—	—
Collateral posting in the normal course of business related to these derivatives	—	—
Net position of derivative contracts/additional collateral posting requirements (1)	$(1)	$(1)

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

	Fair Value Measurements
	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$473	—	—	—	$473
Nuclear decommissioning trusts
Short-term investments	22	—	—	—	22
Global equity securities	1,873	—	—	—	1,873
Fixed-income securities	767	584	—	—	1,351
Assets measured at NAV	—	—	—	—	18
Total nuclear decommissioning trusts (2)	2,662	584	—	—	3,264
Price risk management instruments (Note 7)
Electricity	1	2	113	1	117
Gas	—	3	—	1	4
Total price risk management instruments	1	5	113	2	121
Rabbi trusts
Fixed-income securities	—	74	—	—	74
Life insurance contracts	—	68	—	—	68
Total rabbi trusts	—	142	—	—	142
Long-term disability trust
Short-term investments	4	—	—	—	4
Assets measured at NAV	—	—	—	—	155
Total long-term disability trust	4	—	—	—	159
TOTAL ASSETS	$3,140	$731	$113	$2	$4,159
Liabilities:
Price risk management instruments (Note 7)
Electricity	$6	$20	$79	$(26)	$79
Gas	—	1	—	—	1
TOTAL LIABILITIES	$6	$21	$79	$(26)	$80

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $436 million, primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed.  Transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  There were no material transfers between any levels for the six months ended June 30, 2018 and 2017.

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

	Fair Value at
(in millions)	June 30, 2018
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)
Congestion revenue rights	$113	$32	Market approach	CRR auction prices	$ (18.61) - 32.26
Power purchase agreements	$—	$47	Discounted cash flow	Forward prices	$ 18.81 - 38.80

 (1) Represents price per megawatt-hour.

	Fair Value at
(in millions)	December 31, 2017
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)
Congestion revenue rights	$129	$24	Market approach	CRR auction prices	$ (16.03) - 11.99
Power purchase agreements	$—	$63	Discounted cash flow	Forward prices	$ 18.81 - 38.80

(1) Represents price per megawatt-hour.

Level 3 Reconciliation

The following tables present the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2018 and 2017:

	Price Risk Management Instruments
(in millions)	2018	2017
Asset (liability) balance as of April 1	$40	$49
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(6)	(1)
Asset (liability) balance as of June 30	$34	$48

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2018	2017
Asset (liability) balance as of January 1	$42	$55
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(8)	(7)
Asset (liability) balance as of June 30	$34	$48

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values at June 30, 2018 and December 31, 2017, as they are short-term in nature or have interest rates that reset daily.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2018		At December 31, 2017
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
PG&E Corporation(1)	$350	$350	$350	$350
Utility	16,696	16,413	17,090	19,128

(1) On April 26, 2018, PG&E Corporation early redeemed its outstanding $350 million principal amount of 2.40% Senior Note. Also, in April 2018, PG&E Corporation entered into a $350 million floating rate unsecured term loan. For more information, see Note 4.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)
As of June 30, 2018	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
Nuclear decommissioning trusts
Short-term investments	$22	$—	$—	$22
Global equity securities	482	1,412	(3)	1,891
Fixed-income securities	1,338	36	(23)	1,351
Total (1)	$1,842	$1,448	$(26)	$3,264
As of December 31, 2017
Nuclear decommissioning trusts
Short-term investments	$23	$—	$—	$23
Global equity securities	524	1,463	(2)	1,985
Fixed-income securities	1,252	51	(8)	1,295
Total (1)	$1,799	$1,514	$(10)	$3,303

(1) Represents amounts before deducting $436 million and $440 million for the periods ended June 30, 2018 and December 31, 2017, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2018
Less than 1 year	$66
1–5 years	405
5–10 years	360
More than 10 years	520
Total maturities of fixed-income securities	$1,351

The following table provides a summary of activity for fixed income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Proceeds from sales and maturities of nuclear decommissioning trust investments	$308	$324	$802	$794
Gross realized gains on securities	11	13	48	42
Gross realized losses on securities	(5)	(3)	(9)	(8)

NOTE 9: CONTINGENCIES AND COMMITMENTS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to enforcement and litigation matters and environmental remediation.  A provision for a loss contingency is recorded when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  PG&E Corporation and the Utility evaluate which potential liabilities are probable and the related range of reasonably estimated losses, and record a charge that is the amount within the range that is a better estimate than any other amount or the lower end of the range, if there is no better estimate. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of losses is estimable, often involves a series of complex judgments about future events. PG&E Corporation's and Utility's provision for loss and expense excludes anticipated legal costs, which are expensed as incurred.

The Utility also has substantial financial commitments in connection with agreements entered into to support its operating activities.

PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows may be materially affected by the outcome of the following matters.

Enforcement and Litigation Matters

Wildfire-Related Claims

Wildfire-related claims on the Condensed Consolidated Financial Statements include amounts associated with the Northern California wildfires and the Butte fire.

For the three and six months ended June 30, 2018 and 2017, the Utility’s Condensed Consolidated Income Statements include estimated losses offset by insurance recoveries as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Butte fire
Insurance recoveries	$—	$(46)	$(7)	$(53)
Total Butte fire	—	(46)	(7)	(53)
Northern California wildfires
Claims	2,500	—	2,500	—
Insurance recoveries	(375)	—	(375)	—
Total Northern California wildfires	2,125	—	2,125	—
Total wildfire-related claims, net of insurance recoveries	$2,125	$(46)	$2,118	$(53)

At June 30, 2018 and December 31, 2017, the Utility's Condensed Consolidated Balance Sheets include estimated losses as follows:

	Balance At
(in millions)	June 30, 2018	December 31, 2017
Butte fire	$360	$561
Northern California wildfires	2,500	—
Total wildfire-related claims	$2,860	$561

Insurance receivables related to the Northern California wildfires and the Butte fire are included in Other accounts receivable on the Utility's Condensed Consolidated Balance Sheets. See "Northern California Wildfires" and "Butte Fire" below.

Northern California Wildfires

Beginning on October 8, 2017, multiple wildfires spread through Northern California, including Napa, Sonoma, Butte, Humboldt, Mendocino, Del Norte, Lake, Nevada, and Yuba Counties, as well as in the area surrounding Yuba City. According to the Cal Fire California Statewide Fire Summary dated October 30, 2017, at the peak of the wildfires, there were 21 major wildfires in Northern California that, in total, burned over 245,000 acres and destroyed an estimated 8,900 structures. The wildfires also resulted in 44 fatalities. The Northern California wildfires are under investigation by Cal Fire and the CPUC’s SED. Cal Fire issued its determination on the causes of 16 of the Northern California wildfires and the remaining wildfires remain under Cal Fire’s investigation, including the possible role of the Utility’s power lines and other facilities.

On May 25, 2018, Cal Fire issued a news release announcing its determination on the causes of four of the Northern California wildfires (the La Porte, McCourtney, Lobo and Honey fires located in Butte and Nevada Counties) and issued an investigation report related to the La Porte fire. On June 8, 2018, Cal Fire issued a news release announcing its determination on the causes of 12 additional Northern California wildfires (the Redwood, Sulphur, Cherokee, 37, Blue, Norrbom, Adobe, Partrick, Pythian, Nuns, Pocket and Atlas fires, located in Mendocino, Lake, Butte, Sonoma, Humboldt and Napa counties). Also on June 8, 2018, Cal Fire released its investigation reports related to the Redwood, Cherokee, 37 and Nuns fires. Cal Fire has not yet released its investigation reports related to the McCourtney, Lobo, Honey, Sulphur, Blue, Norrbom, Adobe, Partrick, Pythian, Pocket and Atlas fires and indicated in its news releases that these investigations have been referred to the appropriate county District Attorney’s offices for review “due to evidence of alleged violations of state law.” The timing and outcome for resolution of those referrals are uncertain.

Cal Fire has not issued any news releases or other determinations for the Tubbs, Cascade, Maacama, Pressley and Point wildfires. The timing and outcome of the Cal Fire investigation into the remaining fires also are uncertain.

Further, the SED is conducting investigations to assess the compliance of electric and communication companies’ facilities with applicable rules and regulations in fire-impacted areas. According to information made available by the CPUC, investigation topics include, but are not limited to, maintenance of facilities, vegetation management, and emergency preparedness and response. Various other entities, including fire departments, may also be investigating certain of the fires. It is uncertain when the investigations will be complete and whether the SED will release any preliminary findings before its investigations are complete.

As of July 20, 2018, the Utility had submitted 23 electric incident reports to the CPUC associated with the Northern California wildfires where Cal Fire or the Utility has identified a site as potentially involving the Utility’s facilities in its investigation and the property damage associated with each incident exceeded $50,000. The information contained in these reports is factual and preliminary, and does not reflect a determination of the causes of the fires.

If the Utility’s facilities, such as its electric distribution and transmission lines, are determined to be the substantial cause of one or more fires, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest, and attorneys’ fees without having been found negligent, which liability, in the aggregate, could be substantial and have a material adverse effect on PG&E Corporation and the Utility. California courts have imposed liability under the doctrine of inverse condemnation in legal actions brought by property holders against utilities on the grounds that losses borne by the person whose property was damaged through a public use undertaking should be spread across the community that benefited from such undertaking, and based on the assumption that utilities have the ability to recover these costs from their customers. Further, courts could determine that the doctrine of inverse condemnation applies even in the absence of an open CPUC proceeding for cost recovery, or before a potential cost recovery decision is issued by the CPUC. There is no guarantee that the CPUC would authorize cost recovery even if a court decision were to determine that the doctrine of inverse condemnation applies. In addition to such claims for property damage, business interruption, interest, and attorneys’ fees, the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, and other damages under other theories of liability, including if the Utility were found to have been negligent, which liability, in the aggregate, could be substantial and have a material adverse effect on PG&E Corporation and the Utility. Further, the Utility could be subject to material fines or penalties if the CPUC or any other law enforcement agency brought an enforcement action and determined that the Utility failed to comply with applicable laws and regulations.

Third-Party Claims

As of July 20, 2018, PG&E Corporation and the Utility are aware of approximately 270 complaints on behalf of at least 2,900 plaintiffs related to the Northern California wildfires, six of which seek to be certified as class actions. These cases have been coordinated in the San Francisco Superior Court. The coordinated litigation is in the early stages of discovery.

The litigation pending against PG&E Corporation and the Utility includes claims under multiple theories of liability, including inverse condemnation and negligence. Plaintiffs also seek punitive damages. PG&E Corporation or the Utility also could be the subject of investigations or other actions by the county District Attorneys to whom Cal Fire has referred its investigations into the McCourtney, Lobo, Honey, Sulphur, Blue, Norrbom, Adobe, Partrick, Pythian, Pocket and Atlas fires. Regardless of any determinations of cause by Cal Fire, ultimately PG&E Corporation and the Utility’s liability will be resolved through litigation, regulatory proceedings and any potential enforcement proceedings, which could take a number of years to resolve. The timing and outcome of these and other potential proceedings are uncertain.

PG&E Corporation and the Utility are continuing to review the evidence concerning the causes of the Northern California wildfires. PG&E Corporation and the Utility have not yet had access to all of the evidence collected by Cal Fire as part of its investigation or to the investigation reports for the fires Cal Fire has referred to the county District Attorneys.

In addition, insurance carriers who have made payments to their insureds for property damage arising out of the fires have filed 10 subrogation complaints in the San Francisco County Superior Court. These complaints allege, among other things, negligence, inverse condemnation, trespass and nuisance. The allegations are similar to the ones made by individual plaintiffs. Further, various government entities, including Mendocino, Napa and Sonoma Counties and the cities of Napa and Santa Rosa, have also asserted claims against PG&E Corporation and the Utility based on the damages that these public entities allegedly suffered as a result of the fires. Such alleged damages include, among other things, loss of natural resources, loss of public parks, property damages and fire suppression costs. The causes of action and allegations are similar to the ones made by individual plaintiffs and the insurance carriers. On April 16, 2018, PG&E Corporation and the Utility submitted notices of claims against, among other government entities, Mendocino, Napa and Sonoma Counties, reserving their rights to pursue claims against these entities for contribution and equitable indemnity stemming from these entities’ actions and inactions before and during the Northern California wildfires.

On March 16, 2018, PG&E Corporation and the Utility filed a demurer to the inverse condemnation cause of action in the Northern California wildfires litigation. On May 21, 2018, the court overruled the motion. On July 20, 2018, PG&E Corporation and the Utility filed a writ in the Court of Appeal requesting appellate review of the trial court's decision.

The court set the next case management conference for September 17, 2018.

PG&E Corporation and the Utility expect to be the subject of additional lawsuits in connection with the Northern California wildfires. The wildfire litigation could take a number of years to be resolved because of the complexity of the matters, including the ongoing investigation into the causes of the fires and the growing number of parties and claims involved.

Estimated Losses from Third-Party Claims

Potential liabilities related to the Northern California wildfires depend on various factors, including but not limited to the cause of each fire, contributing causes of the fires (including alternative potential origins, weather- and climate-related issues), the number, size and type of structures damaged or destroyed, the contents of such structures and other personal property damage, the number and types of trees damaged or destroyed, attorneys’ fees for claimants, the nature and extent of any personal injuries, the amount of fire suppression and clean-up costs, other damages the Utility may be responsible for if found negligent, and the amount of any penalties or fines that may be imposed by governmental entities.

In light of the current state of the law on inverse condemnation and the information currently available to the Utility, including, among other things, the Cal Fire determinations of cause, PG&E Corporation and the Utility have determined that it is probable they will incur a loss for claims in connection with 14 of the Northern California wildfires referred to as the La Porte, McCourtney, Lobo, Honey, Redwood, Sulphur, Cherokee, Blue, Pocket and Sonoma/Napa merged fires (which include the Nuns, Norrbom, Adobe, Partrick and Pythian fires), and accordingly PG&E Corporation and the Utility recorded a charge in the amount of $2.5 billion for the quarter ended June 30, 2018.  This charge corresponds to the lower end of the range of PG&E Corporation and the Utility’s reasonably estimated losses, and is subject to change based on additional information.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of the loss will be greater than the amount accrued but are unable to reasonably estimate the additional loss and the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in Cal Fire’s possession, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damage and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

The process for estimating losses associated with claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including but not limited to factors identified above and estimates based on currently available information and prior experience with wildfires. As more information becomes available, management estimates and assumptions regarding the financial impact of the Northern California wildfires may change, which could result in material increases to the loss accrued.

The $2.5 billion charge does not include any amounts for potential penalties or fines that may be imposed by governmental entities on PG&E Corporation or the Utility, or punitive damages, if any. It also does not include any amounts in connection with any of the other Northern California wildfires (including the Atlas, 37, Tubbs, Cascade, Maacama, Pressley and Point fires) because at this time PG&E Corporation and the Utility have not concluded that a loss arising from those fires is probable. However, in the future it is possible that facts could emerge that lead PG&E Corporation and the Utility to believe that a loss is probable, resulting in the accrual of a liability at that time, the amount of which could be significant.

On January 31, 2018, the California Department of Insurance issued a news release announcing an update on property losses in connection with the October and December 2017 wildfires in California, stating that, as of such date, “insurers have received nearly 45,000 insurance claims totaling more than $11.79 billion in losses,” of which approximately $10 billion relates to statewide claims from the Northern California wildfires. The balance relates to claims from the Southern California December 2017 wildfires. That news release reflected insured property losses only. Also, that amount did not account for uninsured losses, interest, attorneys’ fees, fire suppression and clean-up costs, personal injury and wrongful death damages or other costs. If PG&E Corporation and the Utility were to be found liable for certain or all of such other costs and expenses, including the potential liabilities outlined above, the amount of the liability could significantly exceed the approximately $10 billion in estimated insured property losses with respect to the Northern California wildfires.

Loss Recoveries

PG&E Corporation and the Utility have liability insurance from various insurers, which provides coverage for third-party liability attributable to the Northern California wildfires in an aggregate amount of approximately $840 million, subject to an initial self-insured retention of $10 million per occurrence and further retentions of approximately $40 million per occurrence.  In addition, coverage limits within these wildfire insurance policies could result in further material self-insured costs in the event each fire were deemed to be a separate occurrence under the terms of the insurance policies.

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur. PG&E Corporation and the Utility recorded $375 million for probable insurance recoveries in connection with the Northern California wildfires for the quarter ending June 30, 2018.  This amount reflects an assumption that the cause of each fire is deemed to be a separate occurrence under the insurance policies. The amount of the receivable is subject to change based on additional information. PG&E Corporation and the Utility intend to seek full recovery for all insured losses and believe it is reasonably possible that they will record a receivable for the full amount of the insurance limits in the future. If PG&E Corporation and the Utility are unable to recover the full amount of their insurance, or if insurance is otherwise unavailable, PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows could be materially affected. Even if PG&E Corporation and the Utility were to recover the full amount of their insurance, the potential losses arising out of the Northern California wildfires could significantly exceed the coverage limits of the insurance.

In addition, it could take a number of years before the Utility’s final liability is known and the Utility could apply for recovery of costs in excess of insurance. On June 21, 2018, the CPUC issued a decision granting the Utility's request to establish a WEMA for the purpose of tracking specific incremental wildfire liability costs effective as of July 26, 2017. The decision does not grant the Utility rate recovery of any wildfire-related costs. Any such rate recovery would require CPUC authorization in a separate proceeding. The Utility may be unable to fully recover costs in excess of insurance, if at all, and even if such recovery is possible, it could take a number of years to resolve and a number of years to collect.

At June 30, 2018, the Condensed Consolidated Financial Statements include long-term regulatory assets of $69 million, consisting of insurance premium costs that are probable of recovery as a result of the CPUC's June 2018 decision authorizing a WEMA. See Note 3 above. Should PG&E Corporation and the Utility conclude in future periods that recovery of insurance premiums in excess of amounts included in authorized revenue requirements is no longer probable, PG&E Corporation and the Utility will record a charge in the period such conclusion is reached.

Failure to obtain a substantial or full recovery of costs related to the Northern California wildfires or any conclusion that such recovery is no longer probable, could have a material adverse effect on PG&E Corporation's and the Utility's financial condition, results of operations, liquidity, and cash flows. PG&E Corporation and the Utility have considered actions that might be taken to attempt to address liquidity needs of the business in such circumstances, but the inability to recover costs in excess of insurance through increases in rates and by collecting such rates in a timely manner could have a material adverse effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Other Northern California Wildfires Litigation

Derivative Litigation

Two derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants current and certain former members of the Board of Directors and certain current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility were named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018, and are now denominated In Re California North Bay Fire Derivative Litigation. On April 13, 2018, the plaintiffs filed a consolidated complaint. After the parties reached an agreement regarding a stay of the derivative proceeding pending resolution of the tort actions described above and any regulatory proceeding relating to the Northern California wildfires, on April 24, 2018, the court entered a stipulation and order to stay. The stay is subject to certain conditions regarding discovery. PG&E Corporation and the Utility are unable to predict the timing and outcome of this proceeding.

Securities Class Action Litigation

In June 2018, two purported securities class actions were filed in the United States District Court for the Northern District of California, naming PG&E Corporation and certain of its current and former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al., respectively.  The complaints allege material misrepresentations and omissions related to, among other things, vegetation management and transmission line safety in various PG&E Corporation public disclosures. The complaints assert claims under Section 10(b) and Section 20(a) of the federal Securities Exchange Act and Rule 10b-5 promulgated thereunder, and seek unspecified monetary relief, interest, attorneys' fees and other costs. Both complaints identify a proposed class period of April 29, 2015 to June 8, 2018. No date for defendants' response to the complaints has been set. PG&E Corporation and the Utility are unable to predict the timing and outcome of these proceedings. In addition, PG&E Corporation and the Utility anticipate that other similar complaints may be filed in the future.

Clean-up and Repair Costs

The Utility incurred costs of $274 million for clean-up and repair of the Utility’s facilities (including $116 million in capital expenditures) through June 30, 2018, in connection with these wildfires. While the Utility believes that such costs are recoverable through CEMA, its CEMA requests are subject to CPUC approval. The Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected if the Utility is unable to recover such costs.

The Utility capitalizes and records as regulatory assets costs that are probable of recovery in rates. At June 30, 2018, the CEMA balance related to the Northern California wildfires was $96 million and reflects an approximately $40 million reduction to the regulatory asset that was recorded in the three months ended June 30, 2018 for costs that are no longer probable of recovery.

Should PG&E Corporation and the Utility conclude that recovery of any clean-up and repair costs included in the CEMA is no longer probable, PG&E Corporation and the Utility will record a charge in the period such conclusion is reached. Failure to obtain a substantial or full recovery of these costs or any conclusion that such recovery is no longer probable, could have a material adverse effect on PG&E Corporation's and the Utility's financial condition, results of operations, liquidity, and cash flows. For more information, see Note 3 above.

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
Third-Party Claims

On May 23, 2016, individual plaintiffs filed a master complaint against the Utility and its two vegetation management contractors in the Superior Court of California, County of Sacramento.  Subrogation insurers also filed a separate master complaint on the same date.  The California Judicial Council previously had authorized the coordination of all cases in Sacramento County.  As of July 20, 2018, 81 known complaints have been filed against the Utility and its two vegetation management contractors in the Superior Court of California in the Counties of Calaveras, San Francisco, Sacramento, and Amador.  The complaints involve approximately 3,780 individual plaintiffs representing approximately 2,000 households and their insurance companies.  These complaints are part of or are in the process of being added to the two master complaints.  Plaintiffs seek to recover damages and other costs, principally based on the doctrine of inverse condemnation and negligence theory of liability.  Plaintiffs also seek punitive damages.  Several plaintiffs have dismissed the Utility's two vegetation management contractors from their complaints. The number of individual complaints and plaintiffs may still increase in the future, because the statute of limitations for property damage in connection with the Butte fire has not yet expired. The statute of limitations for personal injury has expired.  The Utility continues to mediate and settle cases.

On April 28, 2017, the Utility moved for summary adjudication on plaintiffs’ claims for punitive damages.  On August 10, 2017, the court denied the Utility’s motion on the grounds that plaintiffs might be able to show conscious disregard for public safety based on the fact that the Utility relied on contractors to fulfill their contractual obligation to hire and train qualified employees.  On August 16, 2017, the Utility filed a writ with the Court of Appeal of the State of California, Third Appellate District, challenging the trial court's ruling on punitive damages, which was accepted on September 15, 2017. After briefing, the Court of Appeal heard oral argument on June 22, 2018 and granted the Utility's writ petition on July 2, 2018, directing the trial court to enter summary adjudication in favor of the Utility and to deny plaintiffs' claim for punitive damages under California Civil Code Section 3294. On July 17, 2018, plaintiffs filed a petition for rehearing in the Court of Appeal, which must be ruled upon by August 1, 2018. Plaintiffs have also indicated that, if the petition is denied, they intend to ask the California Supreme Court to review the Court of Appeal's decision. Neither the trial nor appellate courts addressed whether plaintiffs can seek punitive damages at trial under Public Utilities Code Section 2106. Based on the July 2, 2018 Court of Appeal's ruling, the Utility believes a loss related to punitive damages is remote.

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

On May 1, 2018, the Superior Court of California, County of Sacramento issued its ruling on the Utility's renewed motion in which the court affirmed, with minor changes, its tentative ruling dated April 25, 2018. The court determined that it is bound by earlier holdings of two appellate courts decisions, Barham and Pacific Bell. Further, the court stated that the Utility's constitutional arguments should be made to the appellate courts and suggested that, to the extent the Utility raises the public policy implications of the November 30, 2017 CPUC decision in the San Diego Gas & Electric Company cost recovery proceeding, these arguments should be addressed to the Legislature or CPUC. The Utility filed a writ with the Court of Appeal seeking immediate review of the court's decision. On June 18, 2018, after the writ was summarily denied, the Utility filed a Petition for Review with the California Supreme Court, on which a decision should be received by the end of 2018. On July 19, 2018, the court set a trial for some individual plaintiffs to begin on January 14, 2019.

In addition to the coordinated plaintiffs, Cal Fire, the California Office of Emergency Services (OES) and the County of Calaveras have brought suit or indicated that they intend to do so. On April 13, 2017, Cal Fire filed a complaint with the Superior Court of California, County of Calaveras, seeking to recover over $87 million for its costs incurred on the theory that the Utility and its vegetation management contractors were negligent, or violated the law, among other claims.  On July 31, 2017, Cal Fire dismissed its complaint against Trees, Inc., one of the Utility's vegetation contractors. Cal Fire has requested that a trial of its claims be set for summer 2019, following any trial of the claims of the individual plaintiffs. The Utility and Cal Fire are currently engaged in a mediation process.

Also, on February 20, 2018, the County of Calaveras filed suit against the Utility and the Utility’s vegetation management contractors to recover damages and other costs, based on the doctrine of inverse condemnation and negligence theory of liability. The County also seeks punitive damages. On March 2, 2018, the County served a mediation demand seeking in excess of $167 million, having previously indicated that it intended to bring an approximately $85 million claim against the Utility. This claim included costs that the County of Calaveras allegedly incurred or expected to incur for infrastructure damage, erosion control, and other related costs. The Utility and the County of Calaveras currently are engaged in a mediation process. The County has also requested a trial to take place no later than summer 2019. Based on statements by the court, the Utility anticipates that trial would take place, if at all, after a trial of individual plaintiffs' claims and the separate trial of Cal Fire claims.

Further, in May 2017, the OES indicated that it intends to bring a claim against the Utility that it estimates to be approximately $190 million.  This claim would include costs incurred by the OES for tree and debris removal, infrastructure damage, erosion control, and other claims related to the Butte fire. The Utility has not received any information or documentation from OES after its May 2017 statement.

Estimated Losses from Third-Party Claims

In connection with this matter, the Utility may be liable for property damages, business interruption, interest, and attorneys’ fees without having been found negligent, through the doctrine of inverse condemnation.

In addition, the Utility may be liable for fire suppression costs, personal injury damages, and other damages if the Utility is found to have been negligent.  While the Utility believes it was not negligent, there can be no assurance that a court or jury would agree with the Utility.

The Utility's assessment of the estimated loss related to the Butte fire is based on assumptions about the number, size, and type of structures damaged or destroyed, the contents of such structures, the number and types of trees damaged or destroyed, as well as assumptions about personal injury damages, attorneys’ fees, fire suppression costs, and certain other damages.

The Utility has determined that it is probable that it will incur a loss of at least $1.1 billion in connection with the Butte fire.  The Utility estimates it is reasonably possible that it may incur an additional $200 million, for a total loss of $1.3 billion. While these amounts include the Utility's early assumptions about fire suppression costs (including its assessment of the Cal Fire loss), and the County of Calaveras claim, they do not include any portion of the estimated claim from the OES. The Utility still does not have sufficient information to reasonably estimate any liability it may have for that additional claim.

The process for estimating costs associated with claims relating to the Butte fire requires management to exercise significant judgment based on a number of assumptions and subjective factors.  As more information becomes known, including additional discovery from the plaintiffs, results from the ongoing mediation and settlement process, review of the potential claim from the OES, outcomes of future court or jury decisions, and information about damages, for which the Utility could be liable, management estimates and assumptions regarding the financial impact of the Butte fire may result in material increases to the loss accrued.

The following table presents changes in the third-party claims liability since December 31, 2015.  The balance for the third-party claims liability is included in Wildfire-related claims in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Loss Accrual (in millions)
Balance at December 31, 2015	$—
Accrued losses	750
Payments (1)	(60)
Balance at December 31, 2016	690
Accrued losses	350
Payments (1)	(479)
Balance at December 31, 2017	561
Accrued losses	—
Payments (1)	(201)
Balance at June 30, 2018	$360

(1) As of June 30, 2018, the Utility entered into settlement agreements in connection with the Butte fire corresponding to approximately $783 million, of which $740 million has been paid by the Utility.

In addition to the amounts reflected in the table above, the Utility has incurred cumulative legal expenses of $109 million in connection with the Butte fire.  For the three and six months ended June 30, 2018, the Utility incurred legal expenses in connection with the Butte fire of $10 million and $22 million, respectively.

If the Utility records losses in connection with claims relating to the Butte fire that materially exceed the amount the Utility accrued for these liabilities, PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows could be materially affected in the reporting periods during which additional charges are recorded.

Loss Recoveries

The Utility has liability insurance from various insurers, that provides coverage for third-party liability attributable to the Butte fire in an aggregate amount of $922 million.  The Utility records insurance recoveries when it is deemed probable that a recovery will occur and the Utility can reasonably estimate the amount or its range.  Through June 30, 2018, the Utility recorded $922 million for probable insurance recoveries in connection with losses related to the Butte fire.  While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.  In addition, the Utility has received $60 million in cumulative reimbursements from the insurance policies of its vegetation management contractors (excluded from the table below), including $7 million received in the six months ended June 30, 2018. Recoveries of additional amounts under the insurance policies of the Utility’s vegetation management contractors, including policies where the Utility is listed as an additional insured, are uncertain.

The following table presents changes in the insurance receivable since December 31, 2015.  The balance for the insurance receivable is included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)
Balance at December 31, 2015	$—
Accrued insurance recoveries	625
Reimbursements	(50)
Balance at December 31, 2016	575
Accrued insurance recoveries	297
Reimbursements	(276)
Balance at December 31, 2017	596
Accrued insurance recoveries	—
Reimbursements	(231)
Balance at June 30, 2018	$365

In July 2018, the Utility received an additional $100 million in insurance reimbursements.

Regulatory Citations

On April 25, 2017, the SED issued two citations to the Utility in connection with the Butte fire, totaling $8.3 million. The SED's investigation found that neither the Utility nor its vegetation management contractors took appropriate steps to prevent a gray pine tree from leaning and contacting the Utility's electric line, which created an unsafe and dangerous condition that resulted in that tree leaning and making contact with the electric line, thus causing a fire. The Utility paid the citations in June 2017, without admitting liability or agreeing with the findings.
Enforcement Matters

In 2014, both the U.S. Attorney's Office in San Francisco and the California Attorney General's office opened investigations into matters related to allegedly improper communication between the Utility and CPUC personnel. The Utility has cooperated with those investigations. The status of these investigations is uncertain. The Utility is unable to predict whether any charges will be brought against the Utility as a result of these investigations.

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

The decision results in a total penalty of $97.5 million comprised of: (1) a $12 million payment to the California General Fund, (2) forgoing collection of $63.5 million of GT&S revenue requirements for the years 2018 ($31.75 million) and 2019 ($31.75 million), (3) a $10 million one-time revenue requirement adjustment to be amortized in equivalent annual amounts over the Utility’s next GRC cycle (i.e., the 2020 GRC), and (4) compensation payments to the Cities of San Bruno and San Carlos in a total amount of $12 million ($6 million to each city).  In addition, the settlement agreement provides for certain non-financial remedies, including enhanced noticing obligations between the Utility and CPUC decision-makers, as well as certification of employee training on the CPUC ex parte communication rules.  Under the terms of the settlement agreement, customers will bear no costs associated with the financial remedies set forth above.

The CPUC also ordered a second phase in this proceeding to determine if any of the additional communications that the Utility reported to the CPUC on September 21, 2017, violate the CPUC ex parte rules. On May 22, 2018, the assigned administrative law judge issued a ruling requiring the parties to meet and confer to determine if an agreement can be reached on the issues identified by the administrative law judge. On June 15, 2018, the parties submitted a joint status report requesting that further procedural steps be suspended in order to allow the parties to continue discussions. The parties expect to submit their next status report no later than July 31, 2018. The Utility is unable to predict the timing and outcome of the second phase in this proceeding.

As a result of the decision, on May 17, 2018, the Utility made a $12 million payment to the California General Fund and $6 million payments to each of the Cities of San Bruno and San Carlos. At June 30, 2018, PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets include a $16 million accrual for a portion of the 2018 GT&S revenue requirement reduction. In accordance with accounting rules, adjustments related to revenue requirements are recorded in the periods in which they are incurred.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims, lawsuits, and regulatory proceedings that separately are not considered material.  Accruals for contingencies related to such matters (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters”) totaled $100 million at June 30, 2018, and $86 million at December 31, 2017.  These amounts are included in Other current liabilities in the Condensed Consolidated Balance Sheets.  The resolution of these matters is not expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, or cash flows.

Disallowance of Plant Costs

2015 GT&S Rate Case Capital Disallowance

On June 23, 2016, the CPUC approved a final phase one decision in the Utility’s 2015 GT&S rate case. The phase one decision excluded from rate base $696 million of capital spending in 2011 through 2014 in excess of the amount adopted in the prior GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. Additional charges may be required in the future based on the outcome of the CPUC’s audit of 2011 through 2014 capital spending. Capital disallowances are reflected in operating and maintenance expenses in the Condensed Consolidated Statements of Income. For more information, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the 2017 Form 10-K.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is comprised of the following:

	Balance at
	June 30,	December 31,
(in millions)	2018	2017
Topock natural gas compressor station	$339	$334
Hinkley natural gas compressor station	153	147
Former manufactured gas plant sites owned by the Utility or third parties (1)	350	320
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	112	115
Fossil fuel-fired generation facilities and sites (3)	142	123
Total environmental remediation liability	$1,096	$1,039

(1) Primarily driven by the following sites: Vallejo, San Francisco East Harbor, Napa, and San Francisco North Beach.
(2) Primarily driven by the Shell Pond site.
(3) Primarily driven by the San Francisco Potrero Power Plant.

The Utility’s gas compressor stations, former manufactured gas plant sites, power plant sites, gas gathering sites, and sites used by the Utility for the storage, recycling, and disposal of potentially hazardous substances are subject to requirements issued by the Environmental Protection Agency under the federal Resource Conservation and Recovery Act and/or other federal and state hazardous waste laws.  The Utility has a comprehensive program in place designed to comply with federal, state, and local laws and regulations related to hazardous materials, waste, remediation activities, and other environmental requirements. The Utility assesses and monitors the environmental requirements on an ongoing basis, and implements changes to its program as deemed appropriate. The Utility’s remediation activities are overseen by the DTSC, several California regional water quality control boards, and various other federal, state, and local agencies.

The Utility’s environmental remediation liability at June 30, 2018, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans and the Utility's time frame for remediation.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. At June 30, 2018, the Utility expected to recover $751 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities are scheduled to begin in the fourth quarter of 2018 and continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $293 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSM, where 90% of the costs are recovered in rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is currently conducting a background study on the site to better define the chromium plume boundaries. The background study is expected to be finalized in 2019. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $136 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has undertaken a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $534 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $142 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. The Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $95 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Liability Insurance

Following the Northern California wildfires, PG&E Corporation and the Utility reinstated their liability insurance and have approximately $630 million of insurance coverage for liabilities, including wildfire events, for the period ending on July 31, 2018. The Utility or its contractors may continue to experience coverage reductions and/or significantly increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of PG&E Corporation and the Utility’s insurance coverage or the insurance coverage of the Utility’s contractors.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and European Mutual Association for Nuclear Insurance, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, as of June 30, 2018, the current maximum aggregate annual retrospective premium obligation for the Utility would be approximately $47 million.  If European Mutual Association for Nuclear Insurance losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $3 million, as of June 30, 2018.  For more information about the Utility’s nuclear insurance coverage, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the 2017 Form 10-K.

Resolution of Remaining Chapter 11 Disputed Claims

Various electricity suppliers filed claims in the Utility’s proceeding filed under Chapter 11 of the U.S. Bankruptcy Code seeking payment for energy supplied to the Utility’s customers between May 2000 and June 2001.  While the FERC and judicial proceedings are pending, the Utility has pursued settlements with electricity suppliers.  The Utility has entered into a number of settlement agreements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers. Under these settlement agreements, amounts payable by the parties are, in some instances, subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC.  Generally, any net refunds, claim offsets, or other credits that the Utility receives from electricity suppliers either through settlement or through the conclusion of the various FERC and judicial proceedings are refunded to customers through rates in future periods.

At June 30, 2018 and December 31, 2017, respectively, the Condensed Consolidated Balance Sheets reflected $215 million and $243 million in net claims within Disputed claims and customer refunds.  The Utility is uncertain when or how the remaining net disputed claims liability will be resolved.

Tax Matters

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months due to the resolution of audits.  As of June 30, 2018, it is reasonably possible that unrecognized tax benefits will decrease by approximately $20 million within the next 12 months.  PG&E Corporation and the Utility believe that the majority of the decrease will not impact net income.
Tax Cuts and Jobs Act of 2017

On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Act. Among other provisions, the Tax Act reduced the federal income tax rate from 35% to 21% beginning on January 1, 2018, and eliminated bonus depreciation for utilities. Passage of the Tax Act required PG&E Corporation and the Utility to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. PG&E Corporation and the Utility recorded reasonable estimates to reflect the impacts of the Tax Act and recorded provisional amounts, in accordance with rules issued by the SEC staff in Staff Accounting Bulletin No. 118, for the re-measurement of deferred tax balances as of December 31, 2017. As a result of updated estimates used in PG&E Corporation and the Utility's 2017 tax returns, during the three and six months ended June 30, 2018, the Utility recorded a $13 million tax benefit to adjust provisional tax expense recorded at December 31, 2017, for the Tax Act.  For the six months ended June 30, 2018, the Utility recorded an $80 million reduction to the regulatory liability recorded at December 31, 2017, for the Tax Act.

On March 30, 2018, the Utility submitted to the CPUC PFMs of the CPUC’s final decisions in the Utility’s 2017 GRC, and the 2015 GT&S rate case. Additionally, the Utility submitted updated testimony in connection with the 2019 GT&S rate case.  These submittals reflect the effects of the Tax Act on these rate cases. On an aggregate basis from these submittals, the Utility anticipates an annual reduction to revenue requirements of approximately $325 million starting in 2018, and incremental increases to rate base of approximately $271 million for 2018 (including the impact of the private letter ruling advice letter approved by the CPUC on July 18, 2018), and $613 million for 2019.  The incremental increases to rate base are due primarily to the elimination of bonus depreciation. The Utility also expects to reflect an annual revenue requirement reduction, starting in 2018, of approximately $125 million from other rate cases, including the TO19 rate case. On May 14, 2018, the Utility filed a proposal to reflect the impact of the Tax Act on its TO tariff rates effective March 1, 2018. The associated rate base increases are approximately $100 million in 2018 and $200 million in 2019. The Utility is unable to predict the timing and outcome of the CPUC and FERC decisions in connection with these submittals.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments.  At December 31, 2017, the Utility had undiscounted future expected obligations of approximately $44 billion.  (See Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the 2017 Form 10-K.) The Utility has not entered into any new material commitments during the six months ended June 30, 2018.

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

The Northern California wildfires are under investigation by Cal Fire and the CPUC's SED. Cal Fire issued its determination on the causes of 16 of the Northern California wildfires and the remaining wildfires remain under Cal Fire's investigation, including the possible role of the Utility's power lines and other facilities.  For more information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

PG&E Corporation and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected by additional potential losses resulting from the impact of the Northern California wildfires. See “Item 1A. Risk Factors” in the 2017 Form 10-K and in Part II below under “Item 1A. Risk Factors.”

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Act. Among other provisions, the Tax Act reduced the federal income tax rate from 35% to 21% beginning on January 1, 2018 and eliminated bonus depreciation for utilities. Passage of the Tax Act required PG&E Corporation and the Utility to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. PG&E Corporation and the Utility recorded reasonable estimates to reflect the impacts of the Tax Act and recorded provisional amounts, in accordance with rules issued by the SEC staff in Staff Accounting Bulletin No. 118, for the re-measurement of deferred tax balances as of December 31, 2017.  As a result of updated estimates used in PG&E Corporation and the Utility's 2017 tax returns, during the three and six months ended June 30, 2018, the Utility recorded a $13 million tax benefit to adjust provisional tax expense recorded at December 31, 2017, for the Tax Act. For the six months ended June 30, 2018, the Utility recorded an $80 million reduction to the regulatory liability recorded at December 31, 2017 for the Tax Act.

On March 30, 2018, the Utility submitted to the CPUC PFMs of the CPUC’s final decisions in the Utility’s 2017 GRC, and the 2015 GT&S rate case. Additionally, the Utility submitted updated testimony in connection with the 2019 GT&S rate case.  These submittals reflect the effects of the Tax Act on these rate cases. On an aggregate basis from these submittals, the Utility anticipates an annual reduction to revenue requirements of approximately $325 million starting in 2018, and incremental increases to rate base of approximately $271 million for 2018 (including the impact of the private letter ruling advice letter approved by the CPUC on July 18, 2018), and $613 million for 2019.  The incremental increases to rate base are due primarily to the elimination of bonus depreciation. The Utility also expects to reflect an annual revenue requirement reduction, starting in 2018, of approximately $125 million from other rate cases, including the TO19 rate case. On May 14, 2018, the Utility filed a proposal to reflect the impact of the Tax Act on its TO tariff rates effective March 1, 2018. The associated rate base increases are approximately $100 million in 2018 and $200 million in 2019. The Utility is unable to predict the timing and outcome of the CPUC and FERC decisions in connection with these submittals.

Summary of Changes in Net Income and Earnings per Share

The tables below include a summary reconciliation of PG&E Corporation’s consolidated income available for common shareholders and EPS to earnings from operations and EPS based on earnings from operations for the three and six months ended June 30, 2018 as compared to the same periods in 2017 and a summary reconciliation of the key drivers of PG&E Corporation’s earnings from operations and EPS based on earnings from operations for the three and six months ended June 30, 2018 as compared to the same period in 2017.  “Earnings from operations” is a non-GAAP financial measure and is calculated as income available for common shareholders less items impacting comparability.  “Items impacting comparability” represent items that management does not consider part of the normal course of operations and affect comparability of financial results between periods.  PG&E Corporation uses earnings from operations to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, and employee incentive compensation.  PG&E Corporation believes that non-GAAP earnings from operations provide additional insight into the underlying trends of the business allowing for a better comparison against historical results and expectations for future performance.  Non-GAAP earnings from operations are not a substitute or alternative for GAAP measures such as income available for common shareholders and may not be comparable to similarly titled measures used by other companies.

	Three Months Ended June 30,				Six Months Ended June 30,
	Earnings		Earnings per Common Share (Diluted)		Earnings		Earnings per Common Share (Diluted)
(in millions, except per share amounts)	2018	2017	2018	2017	2018	2017	2018	2017
PG&E Corporation’s Earnings (Loss) on a GAAP basis	$(984)	$406	$(1.91)	$0.79	$(542)	$982	$(1.05)	$1.92
Items Impacting Comparability: (1)
Northern California wildfire-related costs, net of insurance (2)	1,592	—	3.08	—	1,608	—	3.11	—
Pipeline-related expenses (3)	9	17	0.02	0.03	16	33	0.03	0.06
Butte fire-related costs, net of insurance (4)	7	(17)	0.01	(0.03)	11	(15)	0.02	(0.03)
2017 insurance premiums cost recoveries (5)	(23)	—	(0.04)	—	(23)	—	(0.04)	—
Diablo Canyon settlement-related disallowance (6)	—	32	—	0.06	—	32	—	0.06
Legal and regulatory-related expenses (7)	—	2	—	0.01	—	4	—	0.01
Fines and penalties (8)	—	—	—	—	—	36	—	0.07
GT&S revenue timing impact (9)	—	—	—	—	—	(88)	—	(0.17)
PG&E Corporation’s Non- GAAP Earnings from Operations (10)	$601	$440	$1.16	$0.86	$1,070	$984	$2.07	$1.92

All amounts presented in the table above are tax adjusted at PG&E Corporation’s statutory tax rate of 27.98 percent for 2018 and 40.75 percent for 2017, except for certain fines and penalties in 2017.
(1) “Items impacting comparability” represent items that management does not consider part of the normal course of operations and affect comparability of financial results between periods.
(2) The Utility incurred costs, net of insurance, of $2.2 billion (before the tax impact of $619 million) and $2.2 billion (before the tax impact of $625 million) during the three and six months ended June 30, 2018, respectively, associated with the Northern California wildfires. This includes accrued charges of $2.5 billion (before the tax impact of $700 million) during the three and six months ended June 30, 2018, related to estimated third-party claims in connection with 14 of the Northern California wildfires. The Utility also recorded $46 million (before the tax impact of $13 million) and $68 million (before the tax impact of $19 million) during the three and six months ended June 30, 2018, respectively for legal and other costs. In addition, the Utility incurred costs of $40 million (before the tax impact of $11 million) during the three and six months ended June 30, 2018 for Utility clean-up and repair costs. These costs were partially offset by $375 million (before the tax impact of $105 million) recorded during the three and six months ended June 30, 2018 for probable insurance recoveries.
(3) The Utility incurred costs of $12 million (before the tax impact of $3 million) and $22 million (before the tax impact of $6 million) during the three and six months ended June 30, 2018, respectively, for pipeline-related expenses incurred in connection with the multi-year effort to identify and remove encroachments from transmission pipeline rights-of-way.
(4) The Utility incurred costs, net of insurance, of $10 million (before the tax impact of $3 million) and $15 million (before the tax impact of $4 million) during the three and six months ended June 30, 2018, respectively, associated with the Butte fire. The Utility incurred charges of $10 million (before the tax impact of $3 million) and $22 million (before the tax impact of $6 million) during the three and six months ended June 30, 2018, respectively, for legal costs. These costs were partially offset by $7 million (before the tax impact of $2 million) recorded during the six months ended June 30, 2018 for contractor insurance recoveries.
(5) As a result of the CPUC’s June 2018 decision authorizing a WEMA, the Utility recorded $32 million (before the tax impact of $9 million) during the three and six months ended June 30, 2018 for probable cost recoveries of insurance premiums incurred in 2017 above amounts included in authorized revenue requirements.

(6) The Utility recorded a disallowance of $47 million (before the tax impact of $15 million) during the three and six months ended June 30, 2017, comprised of cancelled projects of $24 million (before the tax impact of $6 million) and disallowed license renewal costs of $23 million (before the tax impact of $9 million), as a result of the settlement agreement submitted to the CPUC in connection with the Utility’s joint proposal to retire the Diablo Canyon Power Plant.
(7) The Utility incurred costs of $3 million (before the tax impact of $1 million) and $7 million (before the tax impact of $3 million) during the three and six months ended June 30, 2017, respectively, for legal and regulatory related expenses incurred in connection with various enforcement, regulatory, and litigation activities regarding natural gas matters and regulatory communications.
(8) The Utility incurred costs of $60 million (before the tax impact of $24 million) during the six months ended June 30, 2017, for fines and penalties. This included costs of $32 million (before the tax impact of $13 million) during the six months ended June 30, 2017, associated with safety-related cost disallowances imposed by the CPUC in its April 9, 2015 decision (“San Bruno Penalty Decision”) in the gas transmission pipeline investigations. The Utility also recorded $15 million (before the tax impact of $6 million) during the six months ended June 30, 2017, for disallowances imposed by the CPUC in its final phase two decision of the 2015 GT&S rate case for prohibited ex parte communications. In addition, the Utility recorded $12 million (before the tax impact of $5 million) and $1 million (which was not tax deductible) during the six months ended June 30, 2017, for financial remedies in connection with the settlement filed with the CPUC on March 28, 2017, related to the order instituting investigation into compliance with ex parte communication rules.
(9) The Utility recorded revenues of $150 million (before the tax impact of $62 million) during the six months ended June 30, 2017 in excess of the 2017 authorized revenue requirement, which included the final component of under-collected revenues retroactive to January 1, 2015, as a result of the CPUC’s final phase two decision in the 2015 GT&S rate case.
(10) “Non-GAAP earnings from operations” is a non-GAAP financial measure.

Reconciliation of Key Drivers of PG&E Corporation’s EPS from Operations (Non-GAAP):

	Second Quarter 2018 vs. 2017		Year to Date 2018 vs. 2017
(in millions, except per share amounts)	Earnings	Earnings per Common Share (Diluted)	Earnings	Earnings per Common Share (Diluted)
2017 Non- GAAP Earnings from Operations (1)	$440	$0.86	$984	$1.92
Timing and duration of nuclear refueling outages	43	0.08	12	0.02
Resolution of regulatory items (2)	29	0.06	29	0.06
Insurance premium cost recoveries (3)	27	0.05	27	0.05
Timing of taxes (4)	26	0.05	1	—
Growth in rate base earnings (5)	23	0.04	65	0.12
Miscellaneous	38	0.07	10	0.02
Timing of 2017 GRC cost recovery (6)	(18)	(0.03)	—	—
Decrease in authorized return on equity (7)	(7)	(0.01)	(14)	(0.02)
Increase in shares outstanding	—	(0.01)	—	(0.02)
Tax impact of stock compensation (8)	—	—	(44)	(0.08)
2018 Non-GAAP Earnings from Operations (1)	$601	$1.16	$1,070	$2.07

(1) See first table above for a reconciliation of EPS on a GAAP basis to non-GAAP EPS from Operations. All amounts presented in the table above are tax adjusted at PG&E Corporation’s statutory tax rate of 27.98 percent for 2018 and 40.75 percent for 2017, except for the tax impact of stock compensation.  See Footnote 8 below.
(2) Represents the impact of various regulatory outcomes during the three and six months ended June 30, 2018.
(3) Represents insurance premium costs incurred during the three and six months ended June 30, 2018, above amounts included in authorized revenue requirements, that are probable of recovery as a result of the CPUC’s June 2018 decision authorizing a WEMA.
(4) Represents the timing of taxes reportable in quarterly statements in accordance with Accounting Standards Codification 740, Income Taxes, and results from variances in the percentage of quarterly earnings to annual earnings.
(5) Represents the impact of the increase in rate base authorized in various rate cases, including the 2017 GRC, during the three and six months ended June 30, 2018, as compared to the same period in 2017. The CPUC’s May 2017 final decision in the 2017 GRC delayed recognition of the 2017 revenue increase until the second quarter of 2017, resulting in a smaller revenue increase in the second quarter of 2018 as compared to the first quarter of 2018.
(6) Represents incremental revenue recorded in the second quarter of 2017 to recover GRC-related capital costs (depreciation and interest) incurred in the first quarter of 2017. The CPUC approved a final decision in the 2017 GRC on May 11, 2017, delaying recognition of the 2017 revenue increase until the second quarter of 2017.
(7) Represents the decrease in return on equity from 10.40 percent in 2017 to 10.25 percent in 2018 as a result of the 2017 CPUC final decision approving an additional extension to the original 2013 Cost of Capital decision.
(8) Represents the impact of income taxes related to share-based compensation awards under the Long-Term Incentive Plan that vested during the six months ended June 30, 2018, as compared to the same period in 2017.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•
The Impact of the Northern California Wildfires.  PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected by potential losses resulting from the Northern California wildfires. Following accounting rules, PG&E Corporation and the Utility recorded a pre-tax charge in the amount of $2.5 billion for the quarter ended June 30, 2018 ($1.8 billion after-tax) for claims in connection with 14 of the Northern California wildfires. This charge corresponds to the lower end of the range of PG&E Corporation's and the Utility's reasonably estimated losses, and is subject to change based on additional information. If the Utility’s facilities, such as its electric distribution and transmission lines, are determined to be the substantial cause of one or more remaining fires, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest, and attorneys’ fees without having been found negligent, which liability, in the aggregate, could be substantial and have a material adverse effect on PG&E Corporation and the Utility. In addition to such claims for property damage, business interruption, interest and attorneys' fees, the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, and other damages under other theories of liability, including if the Utility were found to have been negligent, which liability, in the aggregate, could be substantial and have a material adverse effect on PG&E Corporation and the Utility. In addition, the Utility incurred costs of $274 million for clean-up and repair of the Utility’s facilities (including $116 million in capital expenditures) through June 30, 2018, in connection with these wildfires. At June 30, 2018, the CEMA balance related to the Northern California wildfires was $96 million and reflects an approximately $40 million reduction to the regulatory asset that was recorded in the three months ended June 30, 2018 for costs that are no longer probable of recovery. Failure to obtain a substantial or full recovery of these costs or any conclusion that such recovery is no longer probable, could have a material adverse effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Further, the Utility could be subject to material fines or penalties if the CPUC or any other law enforcement agency brought an enforcement action and determined that the Utility failed to comply with applicable laws and regulations. (See Notes 3 and 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•
The Applicability of the Doctrine of Inverse Condemnation to PG&E Corporation's and the Utility’s Current Wildfire Litigation. The doctrine of inverse condemnation, if applied by courts in litigation to which PG&E Corporation and the Utility are subject, could expose PG&E Corporation and the Utility to substantial liabilities from such litigation and materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. Although the imposition of liability is premised on the assumption that utilities have the ability to recover these costs from their customers, there can be no guarantee that the CPUC would authorize cost recovery even if a court decision imposes liability under the doctrine of inverse condemnation. In November 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company stated it incurred as a result of the doctrine of inverse condemnation, holding that the inverse condemnation principles of strict liability are not relevant to the CPUC’s prudent manager standard. San Diego Gas & Electric, the Utility, and Southern California Edison filed requests for rehearing of that decision. On July 12, 2018, the CPUC voted out a decision denying the requests for rehearing. PG&E Corporation and the Utility are also challenging the appropriateness of applying inverse condemnation to investor-owned utilities in the Butte Fire litigation and the Northern California wildfires litigation. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•
The Timing and Outcome of Pending Wildfire Legislation. The applicability of inverse condemnation to investor-owned utilities could be impacted by actions of the California state legislature. On March 13, 2018, Governor Brown along with Democratic and Republican legislative leaders issued a joint statement indicating an intent to partner on solutions to protect Californians from the threat of natural disasters and climate change, including an update to liability rules and regulations for utility services. On July 2, 2018, Governor Brown and Democratic and Republican legislative leaders announced the formation of a Wildfire Preparedness and Response Conference Committee to respond to the increasing wildfire danger in California. The committee will consider provisions of the plan outlined by the Governor in March 2018 to update rules and regulations for utility service in light of the changing climate and increased severity and frequency of weather events. The Governor’s press release states that “legislation would implement these changes in the future, and nothing in the bill would affect any potential liability for last year’s historic and massively destructive wildfires.”

•
Uncertainties Related to Capital Expenditures. The Utility’s need to invest in and enhance its infrastructure, including new and innovative approaches to address the growing wildfire risk, requires the Utility to continue to raise new capital. Over the last five years, PG&E Corporation and the Utility together have raised $2 to $3 billion per year in debt and equity to funds these types of investments and to refinance earlier investments. However, PG&E Corporation’s and the Utility’s ability to raise capital is impacted by ongoing uncertainty associated with both the 2017 Northern California Wildfires and future risks resulting from climate change. These uncertainties have led to credit rating downgrades with ongoing scrutiny and weakened demand for PG&E Corporation stock.

•
The Utility's Compliance with the CPUC Capital Structure. The CPUC’s capital structure decisions require the Utility to maintain a minimum 52% average equity ratio over the period that the authorized capital structure is in place, and to file an application for a waiver to the capital structure condition if an adverse financial event reduces its equity ratio below 51%. The net charges the Utility recorded in connection with the Northern California wildfires for the quarter ended June 30, 2018, and described herein, will not result in noncompliance by the Utility with its authorized capital structure. However, in the future, maintaining compliance with the Utility’s authorized capital structure may require PG&E Corporation to issue a significant amount of equity, depending on the timing and amount of any claims payments and whether additional charges are recorded. If the Utility submits an application to the CPUC for a waiver to its capital structure condition, there can be no assurance that the CPUC would grant such waiver.

•
The Cost of Insurance. The Utility expects to enter into various contracts providing liability insurance for coverage beginning August 1, 2018. The combined risk transfer products are expected to provide aggregate coverage from $1 billion to $1.5 billion, a portion of which is expected to cover non-wildfire events. The Utility anticipates annualized costs of approximately $350 million for insurance premiums for this coverage, an increase of approximately $225 million per year as compared to annualized premium costs for coverage that began in August 2017. Insurance premiums in excess of the Utility’s authorized revenue requirements will be tracked in the WEMA. Failure to obtain a substantial or full recovery of such costs or any conclusion that such recovery is no longer probable, could have a material adverse effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

•
The Tax Cuts and Jobs Act. On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Act. Among other provisions, the Tax Act reduced the federal income tax rate from 35% to 21% beginning on January 1, 2018 and eliminated bonus depreciation for utilities. On March 30, 2018, the Utility submitted PFMs of the CPUC's final decisions in the Utility's 2017 GRC, and the 2015 GT&S rate case. Additionally, the Utility submitted updated testimony in connection with the 2019 GT&S rate case. These submittals reflect the effects of the Tax Act on these rate cases. On May 14, 2018, the Utility filed a proposal to reflect the impact of the Tax Act on its TO tariff rates effective, March 1, 2018, in the resolution of the TO19 rate case. The Utility is unable to predict the timing and outcome of the CPUC's and FERC's decisions in connection with these submittals. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•
The Outcome of Enforcement, Litigation, and Regulatory Matters. The Utility’s financial results may continue to be impacted by the outcome of current and future enforcement, litigation, and regulatory matters, including the impact of the Northern California wildfires, the Butte fire, the safety culture OII and any related fines, penalties, or other ratemaking tools that could be imposed by the CPUC, including the outcome of phase two of the ex parte OII, the potential recommendations that the third-party monitor (retained by the Utility in the first quarter of 2017 as part of its compliance with the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction) may make, and potential penalties in connection with the Utility’s safety and other self-reports. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•
The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its 2019 GT&S rate case, 2020 GRC, FERC TO18 and TO19 rate cases, as well as the remand decision by the Ninth Circuit regarding an ROE incentive adder for transmission facilities, and the 2018 CEMA filing. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors. (See “Regulatory Matters" below.)

•
The Amount and Timing of the Utility's Financing Needs.  PG&E Corporation’s and the Utility’s ability to access the capital markets, ability to borrow under its loan financing arrangements, and the terms and rates of future financings could be materially affected by the outcome of, or market perception of, the matters discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements, including liabilities incurred in relation to the Northern California wildfires, adverse effects on PG&E Corporation’s and the Utility’s ability to comply with consolidated debt to total capitalization ratio covenants in their financing arrangements and regulatory capital structure requirements, adverse changes in their respective credit ratings, general economic and market conditions, and other factors. PG&E Corporation contributes equity to the Utility as needed to maintain the Utility’s CPUC-authorized capital structure. For the six months ended June 30, 2018, PG&E Corporation issued $82 million of common stock and made no equity contributions to the Utility. PG&E Corporation may seek to issue additional equity to pay claims, losses, fines, and penalties that may be required by the outcome of litigation and enforcement matters. Additional issuances of equity, if any, could have a material dilutive impact on PG&E Corporation’s EPS.

•
The Changes in the Utility Industry.  The Utility is committed to delivering safe, reliable, sustainable, and affordable electric and gas services to its customers. Increasing demands from state laws and policies relating to increased renewable energy resources, the reduction of GHG emissions, the expansion of energy efficiency goals, the development and widespread deployment of distributed generation and self-generation resources, and the development of energy storage technologies have increased pressure on the Utility to achieve efficiencies in its operations while continuing to provide customers with safe, reliable, and affordable service. The utility industry is also undergoing transformative change driven by technological advancements enabling customer choice (for example, customer-owned generation and energy storage) and state climate policy supporting a decarbonized economy. California’s environmental policy objectives are accelerating the pace and scope of the industry change. The electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives, which continue to be publicly supported by California policy makers notwithstanding a recent change in the federal approach to such matters. In order to enable the California clean energy economy, sustained investments are required in grid modernization, renewable integration projects, energy efficiency programs, energy storage options, EV infrastructure, and state infrastructure modernization (e.g., rail and water projects). In addition, these changes brought about by technological advancements and climate policy may cause a reduction in natural gas usage and increase natural gas costs. The combination of reduced natural gas load and increased costs could result in higher natural gas customer bills and potential cost recovery risk.

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

RESULTS OF OPERATIONS

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) available for common shareholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Consolidated Total	$(984)	$406	$(542)	$982
PG&E Corporation	(4)	1	(11)	11
Utility	$(980)	$405	$(531)	$971

PG&E Corporation’s net income (loss) primarily consists of income taxes and interest expense on long-term debt.  The decreases in PG&E Corporation’s net income for the three and six months ended June 30, 2018 as compared to the same periods in 2017 are primarily due to the impact of income taxes.

Utility

The tables below show certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017.  The tables separately identify the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as the payment of pension costs) and the corresponding revenues the Utility is authorized to collect to recover such costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$1,979	$1,333	$3,312	$1,948	$1,376	$3,324
Natural gas operating revenues	752	170	922	760	166	926
Total operating revenues	2,731	1,503	4,234	2,708	1,542	4,250
Cost of electricity	—	963	963	—	1,123	1,123
Cost of natural gas	—	79	79	—	121	121
Operating and maintenance	1,244	542	1,786	1,293	311	1,604
Wildfire-related claims, net of insurance recoveries	2,125	—	2,125	(46)	—	(46)
Depreciation, amortization, and decommissioning	746	—	746	712	—	712
Total operating expenses	4,115	1,584	5,699	1,959	1,555	3,514
Operating income (loss)	(1,384)	(81)	(1,465)	749	(13)	736
Interest income	11	—	11	7	—	7
Interest expense	(222)	—	(222)	(222)	—	(222)
Other income, net	27	81	108	11	13	24
Income (loss) before income taxes	$(1,568)	$—	$(1,568)	$545	$—	$545
Income tax provision (benefit) (1)			(592)			136
Net income (loss)			(976)			409
Preferred stock dividend requirement (1)			4			4
Income (Loss) Available for Common Stock			$(980)			$405

(1) These items impacted earnings for the three months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$3,915	$2,348	$6,263	$3,930	$2,461	$6,391
Natural gas operating revenues	1,490	537	2,027	1,539	591	2,130
Total operating revenues	5,405	2,885	8,290	5,469	3,052	8,521
Cost of electricity	—	1,782	1,782	—	1,970	1,970
Cost of natural gas	—	368	368	—	446	446
Operating and maintenance	2,494	896	3,390	2,466	663	3,129
Wildfire-related claims, net of insurance recoveries	2,118	—	2,118	(53)	—	(53)
Depreciation, amortization, and decommissioning	1,498	—	1,498	1,424	—	1,424
Total operating expenses	6,110	3,046	9,156	3,837	3,079	6,916
Operating income (loss)	(705)	(161)	(866)	1,632	(27)	1,605
Interest income	20	—	20	12	—	12
Interest expense	(439)	—	(439)	(438)	—	(438)
Other income, net	56	161	217	28	27	55
Income (loss) before income taxes	$(1,068)	$—	$(1,068)	$1,234	$—	$1,234
Income tax provision (benefit) (1)			(544)			256
Net income (loss)			(524)			978
Preferred stock dividend requirement (1)			7			7
Income (Loss) Available for Common Stock			$(531)			$971

(1) These items impacted earnings for the six months ended June 30, 2018 and 2017.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2018 and 2017, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $23 million, or 1%, in the three months ended June 30, 2018, compared to the same period in 2017. The Utility’s electric and natural gas operating revenues that impacted earnings decreased by $64 million, or 1%, in the six months ended June 30, 2018, compared to the same period in 2017, primarily due to $102 million in retroactive base revenues authorized in the 2015 GT&S rate case recognized in the six months ended June 30, 2017, with no similar revenues recorded in the same period in 2018.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $49 million, or 4%, in the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the expected cost recovery of insurance premiums incurred above authorized levels of $69 million recorded in the three months ended June 30, 2018, with no similar recoveries recorded in the same period in 2017. Additionally, the Utility recorded a $47 million disallowance related to the Diablo Canyon settlement in the three months ended June 30, 2017, with no corresponding charges during the same period in 2018. These decreases were partially offset by Northern California wildfire-related legal and other costs of $46 million and clean-up and repair costs of $40 million in the three months ended June 30, 2018, with no similar charges in the same period in 2017, as well as additional costs related to higher premiums for liability insurance incurred during the three months ended June 30, 2018, as compared to the same period in 2017.

The Utility’s operating and maintenance expenses that impacted earnings increased by $28 million, or 1%, in the six months ended June 30, 2018, compared to the same period in 2017, primarily due to Northern California wildfire-related legal and other costs of $68 million and clean-up and repair costs of $40 million in the six months ended June 30, 2018, with no similar charges in the same period in 2017, an increase in environmental remediation expenses at the San Francisco Potrero Power Plant of approximately $40 million in the six months ended June 30, 2018, as compared to the same period in 2017, as well as additional costs related to higher premiums for liability insurance incurred during the six months ended June 30, 2018, as compared to the same period in 2017. These increases were partially offset by the expected cost recovery of insurance premiums incurred above authorized levels of $69 million recorded in the six months ended June 30, 2018, with no similar recoveries recorded in the same period in 2017. Additionally, the Utility recorded a $47 million disallowance related to the Diablo Canyon settlement in the six months ended June 30, 2017, with no corresponding charges during the same period in 2018.

Wildfire-related claims, net of insurance recoveries

Costs related to wildfires that impacted earnings increased by $2.2 billion in the three and six months ended June 30, 2018, compared to the same periods in 2017 primarily due to a pre-tax charge of $2.5 billion, offset by probable insurance recoveries of $375 million associated with the Northern California wildfires, compared to insurance recoveries of $46 million and $53 million, respectively, related to the Butte fire in the same periods in 2017.

The Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected by additional potential losses resulting from the impact of the Northern California wildfires and any additional charges associated with costs related to the Butte fire.  (See “Item 1A. Risk Factors” in the 2017 Form 10-K and in Part II below under “Item 1A. Risk Factors,” as well as Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $34 million, or 5%, and $74 million, or 5%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to capital additions and higher rates as authorized in the 2017 GRC.

Interest Income and Interest Expense

There were no material changes to interest income and interest expense that impacted earnings for the periods presented.

Other Income, Net

There were no material changes to other income, net, that impacted earnings for the periods presented.

Income Tax Provision

The income tax provision decreased by $728 million and $800 million, in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  The effective tax rates for the three months ended June 30, 2018 and 2017 were 37.9% and 25.1%, respectively.  The effective tax rates for the six months ended June 30, 2018 and 2017 were 51.0% and 20.7%, respectively. The decreases in the income tax provisions and increases in the effective tax rates were primarily the result of pre-tax losses in 2018 versus pre-tax incomes in 2017, partially offset by a decrease in the corporate income tax rate from 35% to 21% as a result of the Tax Act.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	8.6%	3.0%	11.5%	2.3%
Effect of regulatory treatment of fixed asset differences (2)	6.2%	(12.6)%	16.8%	(12.9)%
Tax credits	0.2%	(2.5)%	0.6%	(1.3)%
Other, net (3)	1.9%	2.2%	1.1%	(2.4)%
Effective tax rate	37.9%	25.1%	51.0%	20.7%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs as authorized by the 2014 GRC decision (impacting the three and six months ended June 30, 2017) and the 2017 GRC decision (impacting the three and six months ended June 30, 2018), and by the 2015 GT&S decision (impacting the three and six months ended June 30, 2017, and 2018, respectively).  All amounts are impacted by the level of income before income taxes.  The 2014 GRC, 2017 GRC, and 2015 GT&S rate case decisions authorized revenue requirements that reflect flow-through ratemaking for temporary income tax differences attributable to repair costs and certain other property-related costs for federal tax purposes.  For these temporary tax differences, PG&E Corporation and the Utility recognize the deferred tax impact in the current period and record offsetting regulatory assets and liabilities.  Therefore, PG&E Corporation’s and the Utility’s effective tax rates are impacted as these differences arise and reverse.  PG&E Corporation and the Utility recognize such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates.  The amounts for the three and six months ended June 30, 2018 also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act passed in December of 2017.
(3)  Amounts for the three months ended June 30, 2018 primarily represent the impact of income taxes related to share-based compensation adjustments associated with ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cost of purchased power	$919	$1,079	$1,672	$1,863
Fuel used in own generation facilities	44	44	110	107
Total cost of electricity	$963	$1,123	$1,782	$1,970
Average cost of purchased power per kWh (1)	$0.125	$0.114	$0.124	$0.111
Total purchased power (in millions of kWh) (2)	7,333	9,425	13,443	16,716

(1) Average cost of purchased power was impacted primarily by lower Utility electric customer demand, driven by customer departures to CCAs or direct access providers, and a larger percentage of higher cost renewable energy resources being allocated to the fewer remaining Utility electric customers.  See further discussion in “Legislative and Regulatory Initiatives - Power Charge Indifference Adjustment OIR,” below.
(2) The decrease in purchased power for the three and six months ended June 30, 2018 compared to the same period in 2017 was primarily due to lower Utility electric customer demand.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cost of natural gas sold	$53	$93	$310	$386
Transportation cost of natural gas sold	26	28	58	60
Total cost of natural gas	$79	$121	$368	$446
Average cost per Mcf (1) of natural gas sold	$1.20	$2.27	$2.40	$2.88
Total natural gas sold (in millions of Mcf)	44	41	129	134

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

LIQUIDITY AND FINANCIAL RESOURCES

Overview

The Utility’s ability to fund operations, finance capital expenditures, make scheduled principal and interest payments, and make distributions to PG&E Corporation depends on the levels of its operating cash flows and access to the capital and credit markets.  The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect to recover its cost of capital.  The Utility generally utilizes equity contributions from PG&E Corporation and long-term senior unsecured debt issuances to maintain its CPUC-authorized capital structure consisting of 52% equity and 48% debt and preferred stock.  The Utility relies on short-term debt, including commercial paper, to fund temporary financing needs.

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

PG&E Corporation’s and the Utility’s credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the Northern California wildfires. Credit rating downgrades may increase the cost and availability of short-term borrowing, including commercial paper, the costs associated with credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. During the first quarter of 2018, Fitch Ratings, S&P Global Ratings, and Moody’s Investors Service, Inc. downgraded PG&E Corporation’s and the Utility’s credit ratings. During the second quarter of 2018, S&P Global Ratings further downgraded PG&E Corporation’s and the Utility’s credit ratings. At June 30, 2018, PG&E Corporation’s and the Utility’s credit ratings remained at investment grade levels. If the Utility’s credit rating were to fall below investment grade, the Utility estimates it would be required to fully collateralize up to $800 million in net liability positions. If both S&P Global Ratings and Moody's Investors Service, Inc. downgraded the Utility below investment grade or if the Utility were downgraded further, the Utility could be required to post additional collateral for other obligations. (See Note 7 and Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

PG&E Corporation’s and the Utility’s equity needs could increase materially and its liquidity and cash flows could be materially affected by potential costs and other liabilities in connection with the Northern California wildfires. The Utility’s equity needs will continue to be affected by the timing and amount of disallowed capital expenditures, and by fines, penalties and claims that may be imposed in connection with the matters described in Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1, “Part II. Other Information, Item 1. Legal Proceedings,” and in the 2017 Form 10-K. In addition, PG&E Corporation’s and the Utility’s ability to access the capital markets in a manner consistent with its past practices, if at all, could be adversely affected by such matters. (See “Item 1A. Risk Factors” in the 2017 Form 10-K and in Part II below under “Item 1A. Risk Factors”.)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds.

Financial Resources

Debt and Equity Financings

There were no issuances under the PG&E Corporation February 2017 equity distribution agreement for the six months ended June 30, 2018.  As of June 30, 2018, the remaining amount available under this agreement was $246.3 million.

PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan and share-based compensation plans. During the six months ended June 30, 2018, 2.3 million shares were issued for cash proceeds of $82.3 million under these plans. The proceeds from these sales were used for general corporate purposes.

During the first quarter of 2018, the Utility satisfied and discharged its remaining obligation of $400 million aggregate principal amount of the 8.25% Senior Notes due October 15, 2018.

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

In April 2018, PG&E Corporation entered into a $350 million floating rate unsecured term loan. The term loan will mature on April 16, 2020, unless extended by PG&E Corporation pursuant to the terms of the term loan agreement. The proceeds were used for general corporate purposes, including the early redemption of PG&E Corporation’s outstanding $350 million principal amount of 2.40% Senior Notes due March 1, 2019. On April 26, 2018, PG&E Corporation completed the early redemption of these bonds, which satisfied and discharged its remaining obligation of $350 million.

Revolving Credit Facilities and Commercial Paper Programs

At June 30, 2018, PG&E Corporation and the Utility had $250 million and $2.3 billion available under their respective $300 million and $3.0 billion revolving credit facilities.  For the six months ended June 30, 2018, the average outstanding borrowings under PG&E Corporation’s and the Utility’s revolving credit facilities were $62 million and $281 million, respectively, and the maximum outstanding borrowings were $125 million and $650 million, respectively. At June 30, 2018, PG&E Corporation and the Utility had outstanding borrowings of $50 million and $650 million, respectively, under their respective revolving credit facilities. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

PG&E Corporation and the Utility can issue commercial paper up to the maximum amounts of $300 million and $2.5 billion, respectively.  For the six months ended June 30, 2018, PG&E Corporation and the Utility had an average outstanding commercial paper balance of $58 million and $16 million, respectively, and a maximum outstanding balance of $137 million and $205 million, respectively.  At June 30, 2018, PG&E Corporation and the Utility did not have any outstanding commercial paper.

The revolving credit facilities require that PG&E Corporation and the Utility maintain a ratio of total consolidated debt to total consolidated capitalization of at most 65% as of the end of each fiscal quarter.  At June 30, 2018, PG&E Corporation’s and the Utility’s total consolidated debt to total consolidated capitalization was 51% and 50%, respectively.  PG&E Corporation’s revolving credit facility agreement also requires that PG&E Corporation own, directly or indirectly, at least 80% of the common stock and at least 70% of the voting capital stock of the Utility.  In addition, the revolving credit facilities include usual and customary provisions regarding events of default and covenants including covenants limiting liens to those permitted under PG&E Corporation’s and the Utility’s senior note indentures, mergers, and imposing conditions on the sale of all or substantially all of PG&E Corporation’s and the Utility’s assets and other fundamental changes.  At June 30, 2018, PG&E Corporation and the Utility were in compliance with all covenants under their respective revolving credit facilities.

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

Utility Cash Flows

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by operating activities	$2,722	$2,824
Net cash used in investing activities	(2,895)	(2,489)
Net cash provided by (used in) financing activities	210	(349)
Net change in cash and cash equivalents	$37	$(14)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the six months ended June 30, 2018, net cash provided by operating activities decreased by $102 million compared to the same period in 2017.  This decrease was due to fluctuations in activities within the normal course of business such as the timing and amount of customer billings and collections and vendor billings and payments.

Future cash flow from operating activities will be affected by various factors, including:

•
the timing and amount of costs in connection with the Northern California wildfires (and the timing and amount of related insurance recoveries), as well as additional potential liabilities in connection with third-party claims and fines or penalties that could be imposed on the Utility if the CPUC or any other law enforcement agency brought an enforcement action and determined that the Utility failed to comply with applicable laws and regulations;

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

•
the timing and amount of premium payments related to wildfire insurance (see “Wildfire Insurance” in Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information);

•
the Tax Act, which is expected to accelerate the timing of federal tax payments and reduce revenue requirements, resulting in lower operating cash flows (see “Overview” above and “Regulatory Matters” below for more information);

•	the timing and outcomes of the 2020 GRC, 2019 GT&S rate case, FERC TO18 and TO19 rate cases, 2018 CEMA filing, and other ratemaking and regulatory proceedings; and

•	the timing of the resolution of the Chapter 11 disputed claims and the amount of principal and interest on these claims that the Utility will be required to pay.

Investing Activities

Net cash used in investing activities increased by $406 million during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to an increase in capital expenditures of approximately $420 million. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

The Utility’s capital expenditures were approximately $5.7 billion in 2017. Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur approximately $6.3 billion in capital expenditures in 2018, and $6.0 billion in 2019.

Financing Activities

Net cash provided by financing activities increased by $559 million during the six months ended June 30, 2018 as compared to the same period in 2017.  This increase was primarily due to $650 million in borrowings under the Utility’s revolving credit facility and the suspension of dividend payments (see “Dividends” section above), partially offset by a decrease in long-term debt proceeds.

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

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  The resolutions of these and other proceedings may affect PG&E Corporation's and the Utility's financial condition, results of operations, and cash flows. Discussed below are significant regulatory developments that have occurred since filing the 2017 Form 10-K.

2017 General Rate Case

On May 11, 2017, the CPUC issued a final decision in the Utility’s 2017 GRC, which determined the annual amount of base revenues (or “revenue requirements”) that the Utility is authorized to collect from customers from 2017 through 2019 to recover its anticipated costs for electric distribution, natural gas distribution, and electric generation operations and to provide the Utility an opportunity to earn its authorized rate of return.  The final decision approved, with certain modifications, the settlement agreement that the Utility, the ORA, TURN, and 12 other intervening parties jointly submitted to the CPUC on August 3, 2016 (the “settlement agreement”). Consistent with the amounts proposed in the settlement agreement, the final decision approved a revenue requirement increase of $88 million for 2017, with additional increases of $444 million in 2018 and $361 million in 2019.

As required by the final decision, the Utility has submitted a variety of compliance filings, including a filing on June 12, 2017, which provides an accounting for the January 2017 $300 million expense reduction announcement and on July 10, 2017, providing an update of the cost effectiveness study for the SmartMeter™ Upgrade project. In response to the $300 million expense reduction, on May 8, 2018, the CPUC issued a ruling directing the Utility to reduce its 2017 revenue requirement by approximately $43 million. On June 7, 2018, the Utility filed an advice letter following the CPUC’s ruling accepting the 2017 revenue requirement decrease of approximately $43 million. In the advice letter, the Utility also proposed an alternative revenue requirement decrease of approximately $21 million, instead of $43 million, based on a different calculation method. The Utility is unable to predict the timing and outcome of this compliance filing.

As a result of the Tax Act, on March 30, 2018, the Utility submitted to the CPUC a PFM of the CPUC’s final decision in the 2017 GRC. The PFM, if adopted, would reduce revenue requirements by $267 million and $296 million for 2018 and 2019 respectively, and increase rate base by $199 million and $425 million for 2018 and 2019, respectively. The Utility has proposed to work with the CPUC staff to implement rate changes under a schedule that minimizes rate volatility, which could defer some rate impacts beyond 2018. The timing of rate changes will also have an impact on the Utility's financing needs. The Utility cannot predict the timing and outcome of this PFM.

For more information, see the 2017 Form 10-K.

Risk Assessment Mitigation Phase Filing

On November 30, 2017, the Utility filed its first RAMP report with the CPUC in advance of its 2020 GRC filing. The RAMP is a new CPUC requirement directing each large investor-owned energy utility to submit a report describing how it assesses its risks and how it plans to mitigate and minimize such risks in advance of the utility’s GRC application. The report’s objective is to inform the CPUC of the utility’s top safety-related risks, risk assessment procedures, and proposed mitigations of those risks for 2020-2022.

On April 3, 2018, the SED released a report assessing the Utility's RAMP report. The SED report requested, among other items, an updated risk analysis regarding wildfire risk mitigation strategies in the Utility’s 2020 GRC. A workshop on the report was held on April 17, 2018, and the parties submitted opening and reply comments on May 10, 2018 and May 24, 2018, respectively. The RAMP results will be incorporated in the Utility’s 2020 GRC.

2020 General Rate Case

On June 4, 2018, the Utility submitted a request to the CPUC requesting an extension of up to four months, from September 1, 2018, to January 1, 2019, to file its 2020 GRC application. The Utility requested this extension due to extraordinary uncertainties related to the 2017 Northern California wildfires that could significantly impact the content of the rate case application. On June 29, 2018, the CPUC granted the Utility’s extension request to file its 2020 GRC application no later than January 1, 2019. The extension also requires that the Utility provide an update to the CPUC on the timing of its filing on October 15, 2018.

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

The phase one decision excluded from rate base $696 million of capital spending in 2011 through 2014 in excess of the amount adopted in the 2011 GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. The Utility would be required to take a charge in the future if the CPUC’s audit of 2011 through 2014 capital spending resulted in additional permanent disallowance. The decision established new one-way balancing accounts to track certain costs, as well as various cost caps that will increase the risk of disallowance over the current rate case cycle.

As a result of the Tax Act, on March 30, 2018, the Utility submitted to the CPUC a PFM of the CPUC's final decision in the 2015 GT&S rate case. The PFM, if adopted, would reduce revenue requirements by $58 million and increase rate base by $12 million for 2018 (excluding the impacts of an approximately $7 million increase in revenue requirement and a $60 million increase in rate base associated with the Utility's private letter ruling advice letter approved by the CPUC on July 18, 2018). The Utility has proposed to work with the CPUC staff to implement rate changes under a schedule that minimizes rate volatility, which could defer some rate impacts beyond 2018. The timing of rate changes will also have an impact on the Utility’s financing needs. The Utility cannot predict the timing and outcome of this PFM.

In August 2016 and January 2017, TURN, ORA and Indicated Shippers filed applications for rehearing of the phase one and phase two decisions. The Utility cannot predict whether the CPUC will grant the applications for rehearing or adopt the parties’ recommendations. Additionally, in June 2017, the Utility filed a PFM of the phase one decision to be allowed to continue its current cathodic protection program rather than install a new system. On April 26, 2018, the CPUC issued a final decision granting the Utility’s PFM.

For more information, see the 2017 Form 10-K.

2019 Gas Transmission and Storage Rate Case

On November 17, 2017, the Utility filed its 2019 GT&S rate case application with the CPUC for the years 2019 through 2021. While the Utility has not formally proposed a fourth year for this rate case, it provided a revenue requirement and rates for 2022, in the event the CPUC adopts an additional year.

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

The increase in revenue requirement is largely attributable to increased infrastructure investment and costs related to new natural gas storage safety and environmental regulations. Such new regulations were issued by: (1) DOGGR, which issued emergency safety and reliability natural gas storage measures in 2016 in response to the 2015 Southern California natural gas storage leak in Aliso Canyon. The final rulemaking on new gas storage safety rules was adopted on June 28, 2018 and will be effective as of October 1, 2018; (2) the Pipeline and Hazardous Materials Safety Administration, which issued interim final rules, effective January 18, 2017, that address pipeline safety issues and mandate certain reporting requirements for operators of underground natural gas storage facilities; and (3) the CPUC, which issued General Order 112-F that became effective on January 1, 2017, and requires additional expenditures in the areas of gas leak repair, leak survey, and high consequence area identification, among other things. In its application, the Utility proposes a new two-way gas storage balancing account to address uncertainty around the anticipated DOGGR regulations, and also proposes a new memorandum account to track costs related to other anticipated new regulations.

As a result of the existing gas storage safety requirements, the Utility developed and proposed in its 2019 GT&S rate case application a natural gas storage strategy that includes the discontinuation (through closure or sale) of operations at two gas storage fields. The discontinuation is expected to reduce long-term costs for customers and to reduce safety and environmental risks. The Utility cannot predict the timing and outcome of this submittal.

As a result of the Tax Act, on March 30, 2018, the Utility submitted updated testimony to the CPUC. The updated testimony, including the private letter ruling advice letter, reduces the Utility's previously forecasted revenue requirement by $25 million for 2019, $30 million for 2020, $22 million for 2021, and $5 million for 2022, and increases rate base by $188 million for 2019, $254 million for 2020, $378 million for 2021, and $469 million for 2022.

On April 24, 2018, the CPUC issued a scoping memo and ruling establishing a procedural schedule. ORA submitted testimony on June 29, 2018 and TURN and other parties submitted testimony on July 20, 2018. Evidentiary hearings are scheduled to begin on September 17, 2018.

For more information, see the 2017 Form 10-K.

Transmission Owner Rate Cases

Transmission Owner Rate Cases for 2015 and 2016 (the “TO16” and “TO17” rate cases, respectively)

On January 8, 2018, the Ninth Circuit Court of Appeals issued an opinion granting an appeal of FERC’s decisions in the TO16 and TO17 rate cases that had granted the Utility a 50 basis point ROE incentive adder for its continued participation in the CAISO. Those rate case decisions have been remanded to FERC for further proceedings consistent with the Court of Appeals’ opinion. If FERC concludes on remand that the Utility should no longer be authorized to receive the 50 basis point ROE incentive adder, the Utility would incur a refund obligation of $1 million and $8.5 million for TO16 and TO17, respectively. Alternatively, if FERC again concludes that the Utility should receive the 50 basis point ROE incentive adder and provides the additional explanation that the Ninth Circuit found the FERC’s prior decisions lacked, then the Utility would not owe any refunds for this issue for TO16 or TO17.

On February 28, 2018, the Utility filed a motion to establish procedures on remand requesting a paper hearing and additional briefing on the issues identified in the Ninth Circuit Court's opinion. The Utility is unable to predict the timing and outcome of FERC’s response to this motion.

Transmission Owner Rate Case for 2017 (the “TO18” rate case)

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

During the hearings held in January 2018, the Utility, intervenors, and the FERC trial staff, addressed questions relating to return on equity, capital structure, depreciation rates, capital additions, rate base, operating and maintenance expense, administrative and general expense, and the allocation of common, general and intangible costs. On April 11, 2018, the FERC extended the deadline for the administrative law judge's initial decision from June 1, 2018, to October 1, 2018. The Utility expects a FERC decision in mid-2019.

Additionally, on March 31, 2017, intervenors in the TO18 rate case filed a complaint at the FERC alleging that the Utility failed to justify its proposed rate increase in the TO18 rate case. On November 16, 2017, the FERC dismissed the complaint. On December 18, 2017, the complainants filed a request for a rehearing of that order, which the FERC denied on May 17, 2018.

Transmission Owner Rate Case for 2018 (the “TO19” rate case)

On July 27, 2017, the Utility filed its TO19 rate case at the FERC requesting a 2018 retail electric transmission revenue requirement of $1.79 billion, a $74 million increase over the proposed 2017 revenue requirement of $1.72 billion.  The forecasted network transmission rate base for 2018 is $6.9 billion.  The Utility is seeking an ROE of 10.75%, which includes an incentive component of 50 basis points for the Utility’s continuing participation in the CAISO.  In the filing, the Utility forecasted capital expenditures of approximately $1.4 billion.  On September 28, 2017, the FERC issued an order accepting the Utility’s July 2017 filing, subject to hearing and refund, and established March 1, 2018, as the effective date for rate changes.  FERC also ordered that the hearings be held in abeyance pending settlement discussion among the parties. A settlement conference was held at FERC on July 12, 2018.

On September 29, 2017, intervenors in the TO19 rate case filed a complaint at the FERC alleging that the Utility failed to justify its proposed rate increase in the TO19 rate case. On October 17, 2017, the Utility requested that the FERC dismiss the complaint. On May 17, 2018, the FERC issued an order setting the complaint for hearing, settlement judge procedures, and consolidation with the TO19 proceeding.

On May 14, 2018, the Utility filed a proposal to reflect the impact of the Tax Act on its TO tariff rates effective, March 1, 2018, in the resolution of the TO19 rate case. The Utility cannot predict the timing and outcome of the FERC’s response.

The Utility anticipates filing its next TO tariff rate case at FERC by the end of 2018.

For more information on the TO rate cases, see the 2017 Form 10-K.

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

On January 11, 2018, the CPUC issued a final decision in the Utility’s proposal to retire Diablo Canyon Unit 1 by 2024 and Unit 2 by 2025. The CPUC also:

•	deferred consideration of replacement resources to the CPUC’s Integrated Resource Planning proceeding;

•	authorized rate recovery for up to $211.3 million (compared with the $352.1 million requested by the Utility) for an employee retention program;

•	authorized rate recovery for an employee retraining program of $11.3 million requested by the Utility;

•	rejected rate recovery of the proposed $85 million for the community impacts mitigation program on the grounds that rate recovery for such a program requires legislative authorization;

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

On March 7, 2018, the Utility submitted a request to the NRC to withdraw its Diablo Canyon license renewal application. On April 16, 2018, the NRC granted the Utility’s request to withdraw its license renewal application.

On March 16, 2018, California legislative leaders announced that they were moving forward with legislation to meet the key remaining goals of the Diablo Canyon joint proposal agreement. SB 1090 was approved by members of the Senate on May 29, 2018. If SB 1090 is approved by the California Assembly, then the bill will be submitted to the Governor for signature. SB 1090 seeks to:

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

California State Lands Commission Lands Lease

On June 28, 2016, the California State Lands Commission approved a new lands lease for the intake and discharge structures at Diablo Canyon to run concurrently with Diablo Canyon’s current operating licenses until Diablo Canyon Unit 2 ceases operations in August 2025. The Utility believes that the approval of the new lease will ensure sufficient time for the Utility to identify and bring online a portfolio of GHG-free replacement resources. The Utility intends to submit a future lease extension request to address the period of time required for plant decommissioning, which under NRC regulations can take as long as 60 years. On August 28, 2016, the World Business Academy filed a writ in the Los Angeles Superior Court asserting that the State Lands Commission committed legal error when it determined that the short-term lease extension for an existing facility was exempt from review under the California Environmental Quality Act, as well as alleging that the State Lands Commission should be required to perform an environmental review of the new lands lease. The trial took place on July 11, 2017, in Los Angeles Superior Court, and the judge dismissed the petition on all grounds, ruling that the State Lands Commission properly determined the short-term lease extension was subject to the existing facilities exemption under the California Environmental Quality Act. The World Business Academy appealed this decision. On June 13, 2018, the California Court of Appeals issued a decision affirming the Superior Court ruling, thereby denying the appeal filed by the World Business Academy. On June 28, 2018, World Business Academy filed a petition for rehearing. On July 10, 2018, the Court of Appeals denied the petition for rehearing and modified the decision to strengthen its findings. Appellants may appeal this ruling to the California Supreme Court.

Asset Retirement Obligations

The Utility expects that the decommissioning of Diablo Canyon will take many years after the expiration of its current operating licenses. Detailed studies of the cost to decommission the Utility’s nuclear generation facilities are conducted every three years in conjunction with the NDCTP. Actual decommissioning costs may vary from these estimates as a result of changes in assumptions such as regulatory requirements; technology; and costs of labor, materials, and equipment. The Utility recovers its revenue requirements for decommissioning costs from customers through a non-bypassable charge that the Utility expects will continue until those costs are fully recovered.

While the current NDCTP forecast includes employee severance program estimates, it does not include estimated costs related to the final decision’s employee retention and retraining and development programs, and the San Luis Obispo County community mitigation program; the employee retraining program costs will be included in future cost estimates. The Utility intends to conduct a site-specific decommissioning study to update the 2015 NDCTP forecast and to submit the study to the CPUC by the end of December 2018.

The Utility expects to file its 2018 NDCTP application in December 2018. For more information, see "Asset Retirement Obligations" in Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the 2017 Form 10-K.

Wildfire Expense Memorandum Account

On June 21, 2018, the CPUC issued a decision granting the Utility’s request to establish a WEMA for the purpose of tracking specific incremental wildfire liability costs effective as of July 26, 2017. In the WEMA, the Utility can record costs related to wildfires, including: (1) payments to satisfy wildfire claims, including any deductibles, co-insurance and other insurance expense paid by the Utility but excluding costs that have already been authorized in the Utility’s GRC; (2) outside legal costs incurred in the defense of wildfire claims; (3) insurance premium costs not in rates; and (4) the cost of financing these amounts.  Insurance proceeds, as well as any payments received from third parties, or through FERC authorized rates, will be credited to the WEMA as they are received.  The WEMA will not include the Utility’s costs for fire response and infrastructure costs which are tracked in the CEMA.  The decision does not grant the Utility rate recovery of any wildfire related costs. Any such rate recovery would require CPUC authorization in a separate proceeding. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

Catastrophic Event Memorandum Account Applications

The CPUC allows utilities to recover the reasonable, incremental costs of responding to catastrophic events through a CEMA. The CEMA tariff authorizes the utilities to recover costs incurred in connection with a catastrophic event that has been declared a disaster or state of emergency by competent federal or state authorities. In 2014, the CPUC directed the Utility to perform additional fire prevention and vegetation management work in response to the severe drought in California. The costs associated with this work are tracked in the CEMA. While the Utility believes such costs are recoverable through CEMA, its CEMA applications are subject to CPUC approval.

2016 CEMA Application

In 2016, the Utility submitted a request to the CPUC to authorize recovery under the CEMA tariff for a revenue requirement increase of approximately $146 million for recorded capital and expense costs related to the 2015 drought mitigations and emergency response activities for declared disasters that occurred from December 2012 through March 2016. On January 4, 2018, ORA, TURN, and the Utility filed an all-party motion with the CPUC seeking approval of an all-party settlement agreement. The settlement agreement proposed that the Utility’s total CEMA revenue requirement request be reduced by $29 million, from $146 million to $117 million. On June 21, 2018, the CPUC approved the settlement agreement authorizing the Utility to recover $117 million in connection with its 2016 CEMA application.

2018 CEMA Application

On March 30, 2018, the Utility submitted to the CPUC its 2018 CEMA application requesting cost recovery of $183 million in connection with seven catastrophic events that included fire and storm declared emergencies from mid-2016 through early 2017, as well as $405 million related to work performed in 2016 and 2017 to cut back or remove dead or dying trees that were exposed to years of drought conditions and bark beetle infestation. The 2018 CEMA application also seeks cost recovery of $555 million on a forecast basis for additional tree mortality and fire risk mitigation work anticipated in 2018 and 2019.

In the application, the Utility proposed to recover the authorized CEMA expenses and capital costs that have already been incurred over a two-year period beginning on January 1, 2019, or as soon as possible thereafter. With respect to the Utility’s forecasted expenses for 2018 and 2019, the Utility proposed to recover the 2018 and 2019 revenue requirements over a two-year period beginning on January 1, 2019. The 2018 CEMA application does not include costs related to the Butte fire or the October 2017 Northern California wildfires. A prehearing conference was held on July 10, 2018, which covered issues related to schedule, scope of costs, interim rate relief, and the engagement of an independent auditor to review tree mortality mitigation costs.

PG&E Corporation and the Utility are unable to predict the outcome of this proceeding.

Other Regulatory Proceedings

Transportation Electrification

California Law (SB 350) requires the CPUC, in consultation with the California Air Resources Board and the CEC, to direct electrical corporations to file applications for programs and investments to accelerate widespread TE. In September 2016, the CPUC directed the Utility and the other large IOUs to file TE applications that include both short-term projects (of up to $20 million in total) and two- to five-year programs with a requested revenue requirement determined by the Utility.

On January 20, 2017, the Utility filed its TE application with the CPUC requesting program funding over five years (2018-2022) related to make-ready infrastructure for TE in medium to heavy-duty vehicle sectors, fast charging stations, and short-term projects that includes a series of TE demonstration projects and pilot programs.

On January 11, 2018, the CPUC approved, with modifications, four of the five short-term projects proposed by the Utility for a total of approximately $8 million.

On May 31, 2018, the CPUC issued a final decision approving the Utility’s standard review program proposals for approximately $269 million (including $198 million of capital expenditures), to support make-ready infrastructure supporting public fast charging and medium to heavy-duty fleets. In the FleetReady program, the Utility has a goal of providing utility-owned make-ready infrastructure at 700 sites, conducting operation and maintenance of installed infrastructure, and educating customers on the benefits of electric vehicles. The final decision gives customers the option of self-funding, installing, owning, and maintaining the make-ready infrastructure installed beyond the customer meter in lieu of utility ownership, after which they would receive a utility rebate for a portion of those costs. The Fast Charge program has a goal to install make-ready infrastructure at approximately 52 public charging sites, depending on the site host and developer demand. The costs associated with the standard review projects will be tracked in a one-way balancing account.

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

The CPUC issued a final decision on February 15, 2018, requiring the California IOUs to use the CEC’s DER forecast for the 2018-2019 distribution planning cycle. The decision also requires the IOUs to develop an alternative planning forecast scenario in 2018 to better inform DER sourcing policies by establishing a method for calculating costs and benefits for DER grid integration. Historically, the Utility has planned using the CEC forecast and will have the opportunity to adjust forecasts for EV, photovoltaic, and energy storage, if needed during the planning cycle.

The CPUC's final decision also requires the Utility to develop and submit an annual grid needs assessment and an annual distribution deferral opportunity report to identify proposed electric distribution investments that could be deferred by deploying DERs. The decision also extends the 4% pre-tax regulatory incentive mechanism, being piloted in the Integrated Distributed Energy Resources (IDER) proceeding, to all DER distribution deferral projects. The Utility filed its first grid needs assessment with the CPUC on June 1, 2018.
On March 26, 2018, the CPUC issued a final decision requiring the Utility to include a grid modernization plan in the Utility's GRC to address distribution system upgrades required to deploy DERs. The grid modernization plan must include a narrative 10-year vision for investments needed to support DER growth, safety, and reliability, and a status update of previously funded DER-related grid modernization GRC projects. On June 25, 2018, the Utility hosted a grid modernization workshop to provide a high-level overview of its grid integration platform and 10-year plan. The Utility is required to submit a grid modernization plan with each GRC application starting with its 2020 GRC application.

Integrated Distributed Energy Resources Proceeding

On April 4, 2016, the CPUC issued a ruling proposing to establish, on a pilot basis, an interim program offering regulatory incentives to the California IOUs for the deployment of cost-effective DERs. The ruling stated that it did not intend for this phase to adopt a new regulatory framework or business model for the California electric utilities. On December 22, 2016, the CPUC issued a final decision in the proceeding that authorizes a pilot to test a regulatory incentive mechanism through which the Utility will earn a 4% pre-tax incentive on annual payments for DERs, as well as test a regulatory process that will allow the Utility to competitively solicit DER services to defer electric distribution infrastructure. Each IOU is required to conduct at least one pilot, but may conduct up to three additional pilots.

In June 2017, the Utility submitted a pilot project proposal to the CPUC for approval to begin solicitations. The pilot aims to evaluate the effectiveness of an earnings opportunity in motivating utilities to source DERs. In December 2017, the CPUC granted the Utility’s request to cancel the current pilot project proposal due to the damage of the Utility’s facilities in the area of the Northern California wildfires. On May 1, 2018, the Utility submitted an advice letter seeking approval of an alternative pilot project at the Gonzales Substation. The Utility cannot predict the timing and outcome of this proposal.

On February 12, 2018, the CPUC issued an amended scoping memo and ruling to investigate DER sourcing mechanisms beyond the existing competitive solicitations for DERs. The scope now includes: (1) the design, for CPUC consideration and adoption, of alternative sourcing mechanisms or approaches that satisfy distribution planning objectives; and (2) the consideration of how existing programs, incentives, and tariffs can be coordinated to maximize locational benefits and minimize DER costs. The IOUs and other parties filed opening and reply comments on March 29, 2018 and April 13, 2018, respectively, in response to the CPUC's ruling to further investigate sourcing mechanisms beyond the existing competitive solicitations framework.

LEGISLATIVE AND REGULATORY INITIATIVES

Pending Wildfire Legislation

On July 2, 2018, California’s governor and legislative leadership announced that the legislative leadership had moved a bill to a conference committee to develop legislation to make California more resilient against future disasters by strengthening disaster preparedness and adopting appropriate policies to respond to wildfire danger.  Specifically, the Conference Committee on Wildfire Preparedness and Response is charged with amending the bill to update applicable laws and regulations for utilities to:

•	strengthen fire prevention activities;

•	continue to ensure financial and other accountability for wildfires;

•	appropriately determine responsibility for wildfires;

•	ensure fair allocation of wildfire prevention and response costs in a manner that protects ratepayers; and

•	submit annually to the state more expansive and detailed wildfire and emergency preparedness plans.

Various bills addressing wildfire risk have been separately introduced during the current legislative session that would, among other things, permit the Utility to securitize costs related to the Northern California wildfires, require wildfire mitigation planning, and specify what costs utilities may recover through rates.  The current legislative session ends August 31, 2018.

PG&E Corporation and the Utility are unable to predict the outcome of this legislation.

Power Charge Indifference Adjustment OIR

On April 25, 2017, the Utility, along with Southern California Edison Company and San Diego Gas & Electric Company, filed a joint application with the CPUC regarding the allocation of costs associated with long-term power purchase commitments in a manner that treats all customers equally. At issue is how customers within communities that choose to implement CCA power arrangements and those served under direct access pay for their share of the costs. The utilities believe that these CCA and direct access customers are not paying their full share of costs associated with the long-term power purchase commitments, resulting in other customers paying more, which is inconsistent with state law. The Utility projects that more than half of its customers will purchase electricity from a CCA or direct access provider by 2020. Without changes to the current cost allocation system, a portion of the contract and facilities costs will be shifted to customers who remain with the Utility or live in areas that do not have access to alternative electricity providers. The utilities’ joint proposed approach would replace the current system, which is known as the PCIA, with an updated system known as the Portfolio Allocation Methodology.

On June 29, 2017, the CPUC dismissed the Utility’s joint Portfolio Allocation Methodology application without prejudice and instead approved an OIR to review, revise, and consider alternatives to the PCIA. The OIR is focused on PCIA within the larger context of consumer choice in energy services. On September 25, 2017, the CPUC issued a scoping memo and ruling establishing a procedural schedule and a new overall goal to mitigate cost increases for both bundled and CCA and direct access customers. On April 2, 2018, the Utility served joint testimony with Southern California Edison and San Diego Gas & Electric to the CPUC along with nine other parties including ORA, TURN, and California Community Choice Association. The Utility, Southern California Edison, and San Diego Gas & Electric served joint rebuttal testimony on April 23, 2018. Evidentiary hearings began on May 7, 2018, and opening and reply briefs were filed on June 1, 2018 and June 15, 2018, respectively. The Utility expects the CPUC to issue a PD in the third quarter of 2018.

OIR to Consider Strategies and Guidance for Climate Change Adaptation

On April 26, 2018, the CPUC opened an OIR to consider strategies for integrating climate change adaptation matters into relevant CPUC proceedings.  Phase one will focus on how to integrate climate change adaptation into the IOUs’ existing planning and operations to ensure utility safety and reliability.
The CPUC OIR will consider:

•	how to define climate change adaption for the IOUs;

•	the climate-driven risks facing the IOUs;

•	data, tools, resources, and guidance to instruct utilities on how to incorporate adaption in their existing planning and operational processes; and

•	strategies to address climate change in CPUC proceedings, including impacts on disadvantaged communities.

A prehearing conference will take place on August 6, 2018, to scope the issues and set a procedural schedule. The scope for future phases of this proceeding will be considered at a later time, but they are anticipated to impact non-energy utilities. The CPUC's preliminary schedule anticipates a proposed decision on phase one by April 2019.
For information related to the Utility's climate change resiliency strategies see Item 1 in the 2017 Form 10-K.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2017 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2018.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See the discussion above in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management's knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of pipeline-related expenses that the Utility will not recover through rates; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to regulatory assets and liabilities, environmental remediation, litigation, third-party claims, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•
the impact of the Northern California wildfires, including whether the Utility will be able to recover any costs for clean-up and repair of the Utility's facilities through CEMA; the timing and outcome of the remaining wildfire investigations, including into the causes of the wildfires and the extent to which the Utility will have liability associated with these fires; the timing and amount of insurance recoveries; whether the Utility will be able to recover costs in excess of insurance through regulatory mechanisms and the timing of such recovery; and potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other law enforcement agency were to bring an enforcement action and determined that the Utility failed to comply with applicable laws and regulations;

•
the timing and outcome of the Butte fire litigation, the timing and outcome of any proceeding to recover costs in excess of insurance through rates; the effect, if any, that the SED’s $8.3 million citations issued in connection with the Butte fire may have on the Butte fire litigation; and whether additional investigations and proceedings in connection with the Butte fire will be opened and any additional fines or penalties imposed on the Utility;

•
whether PG&E Corporation and the Utility are able to successfully challenge the application of the doctrine of inverse condemnation to the Northern California wildfires and the Butte fire, and the timing and outcome of pending wildfire legislation;

•	the timing and outcome of pending wildfire legislation;

•
the outcome of the Utility's community wildfire safety program that the Utility has developed in coordination with first responders, civic and community leaders, and customers, to help reduce wildfire threats and improve safety as a result of climate-driven wildfires and extreme weather; and the cost of the program, and the timing and outcome of any proceeding to recover such cost through rates;

•
the amount and timing of additional common stock and debt issuances by PG&E Corporation, including the dilutive impact of common stock issuances to fund PG&E Corporation's equity contributions to the Utility as the Utility incurs charges and costs, including fines, that it cannot recover through rates;

•
the timing and outcome of CPUC decision(s) related to the Utility’s March 2018 submissions to the CPUC and May 2018 submission to the FERC in connection with the impact of the Tax Act on the Utility’s rate cases and its implementation plan;

•	the timing and outcomes of the 2019 GT&S rate case, 2020 GRC, FERC TO18 and TO19 rate cases, 2018 CEMA, and other ratemaking and regulatory proceedings;

•	the costs of the Utility's insurance, and whether the Utility will be able to obtain full recovery of its significantly increased insurance premiums and the timing of such recovery;

•
the outcome of the probation and the monitorship imposed by the federal court after the Utility’s conviction in the federal criminal trial in 2017, the timing and outcomes of the debarment proceeding, potential reliability penalties or sanctions from the North American Electric Reliability Corporation, the SED’s unresolved enforcement matters relating to the Utility’s compliance with natural gas-related laws and regulations, and other investigations that have been or may be commenced relating to the Utility’s compliance with natural gas- and electric- related laws and regulations, ex parte communications, and the ultimate amount of fines, penalties, and remedial costs that the Utility may incur in connection with the outcomes;

•
the effects on PG&E Corporation and the Utility’s reputations caused by the Utility’s conviction in the federal criminal trial in 2017, the CPUC's investigations of natural gas and electric incidents, and the Northern California wildfires, improper communications between the CPUC and the Utility, and the Utility’s ongoing work to remove encroachments from transmission pipeline rights-of-way;

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

•	whether the Utility’s climate change adaptation strategies are successful;

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

•
changes in credit ratings which could, among other things, result in cash collateral postings, higher borrowing costs and fewer financing options, especially if PG&E Corporation or the Utility were to lose their investment grade credit ratings;

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

Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “News & Events: Events & Presentations” tab and links to certain documents and information related to the Northern California wildfires and the Butte fire which may be of interest to investors, at http://investor.pgecorp.com, under the “Wildfire Updates” tab, in order to publicly disseminate such information. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on this website is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2018, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

On November 17, 2017, the CPUC issued a phase two scoping memo and procedural schedule. The scoping memo directed the Utility to file testimony addressing a number of issues including: adoption of the safety recommendations from the consultant, the Utility’s implementation process for the safety recommendations of the consultant, the Utility’s Board of Director’s actions and initiatives related to safety culture and the consultant’s recommendations, the Utility’s corrective action program, and the Utility’s response to certain specified safety incidents that occurred in 2013 through 2015. The Utility submitted its testimony to the CPUC on January 8, 2018, indicating that it agrees with all of the recommendations from the consultant and supports their adoption by the CPUC. The parties submitted their reply testimonies on February 16, 2018, and on March 9, 2018, the parties submitted joint comments to the CPUC. The parties were not able to reach a settlement, and the proceeding continues following its procedural schedule.

Evidentiary hearings took place on April 11, 2018, and addressed the CPUC's questions on a variety of topics including the consultant's report, safety (public, employee, and contractor), cyber security, wildfires, compensation, safety metrics, the Utility's Board of Directors, performance-based ratemaking, safety management systems, the Utility's safety and health plan, and the Utility's implementation plan. Opening and reply briefs were filed May 9, 2018 and May 23, 2018, respectively.

PG&E Corporation and the Utility are unable to predict the timing and outcome of this proceeding, including whether additional fines, penalties, or other ratemaking tools will ultimately be adopted by the CPUC, and whether the CPUC will require that a portion of return on equity for the Utility be dependent on making safety progress as the CPUC may define in this proceeding.

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

The Northern California wildfires are under investigation by Cal Fire and the CPUC's SED. Cal Fire issued its determination on the causes of 16 of the Northern California wildfires and the remaining wildfires remain under Cal Fire's investigation, including the possible role of the Utility's power lines and other facilities. It is uncertain when the remaining investigations will be complete.

In connection with the Northern California wildfires, if the doctrine of inverse condemnation applies, the Utility could be liable for property damage, interest, and attorneys’ fees without having been found negligent, which liability, in the aggregate, could be substantial and have a material adverse effect on PG&E Corporation and the Utility.  (See “The doctrine of inverse condemnation, if applied by courts in litigation to which PG&E Corporation or the Utility are subject, could significantly expand the potential liabilities from such litigation and materially negatively affect PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows” in PG&E Corporation and the Utility’s 2017 Form 10-K, Item 1A, Risk Factors.)  In addition to such claims for property damage, interest, and attorneys’ fees, the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, and other damages under other theories of liability, including if the Utility were found to have been negligent, which liability, in the aggregate, could be substantial and have a material adverse effect on PG&E Corporation and the Utility.  Further, the Utility could be subject to material fines or penalties if the CPUC or any other law enforcement agency brought an enforcement action, including as a result of the referral by Cal Fire of certain investigation reports to the appropriate county District Attorney's offices, and determined that the Utility failed to comply with applicable laws and regulations.

On January 31, 2018, the California Department of Insurance issued a news release announcing an update on property losses in connection with the October and December 2017 wildfires in California, stating that, as of such date, “insurers have received nearly 45,000 insurance claims totaling more than $11.79 billion in losses,” of which approximately $10 billion relates to statewide claims from the Northern California wildfires. The balance relates to claims from the Southern California December 2017 wildfires. That news release reflected insured property losses only and did not account for uninsured losses, interest, attorneys’ fees, fire suppression and clean-up costs, personal injury and wrongful death damages or other costs. If PG&E Corporation and the Utility were to be found liable for certain or all of such other costs and expenses, including the potential liabilities outlined above, the amount of the liability could significantly exceed the approximately $10 billion in estimated insured property losses with respect to the Northern California wildfires. As a result, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected.

PG&E Corporation and the Utility also are the subject of a still increasing number of lawsuits that have been filed against PG&E Corporation and the Utility in Sonoma, Napa and San Francisco Counties’ Superior Courts, several of which seek to be certified as class actions, asserting damages that include wrongful death, personal injury, property damage, evacuation costs, medical expenses, punitive damages, attorneys’ fees, and other damages. In addition, two derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court in November 2017, naming as defendants current and certain former members of the Board of Directors, and certain current and former officers, of PG&E Corporation and the Utility, and naming PG&E Corporation and the Utility as nominal defendants. In June 2018, two purported securities class actions were filed in the United States District Court for the Northern District of California naming as defendants PG&E Corporation and certain current and former officers, and alleging material misrepresentations and omissions related to, among other things, vegetation management and transmission line safety information in various PG&E Corporation public disclosures, respectively. PG&E Corporation and the Utility expect to be the subject of additional lawsuits in connection with the Northern California wildfires.  The wildfire litigation could take a number of years to be resolved because of the complexity of the matters, including the ongoing investigation into the causes of the fires and the growing number of parties and claims involved.

PG&E Corporation and the Utility have liability insurance from various insurers, which provides coverage for third-party liability attributable to the Northern California wildfires in an aggregate amount of approximately $840 million, subject to an initial self-insured retention of $10 million per occurrence and further retentions of approximately $40 million per occurrence. In addition, coverage limits within these wildfire insurance policies could result in further material self-insured costs in the event each fire were deemed to be a separate occurrence under the terms of the insurance policies. Further, the $2.5 billion charge recorded by PG&E Corporation and the Utility for the quarter ended June 30, 2018 exceeds the amount of their insurance coverage.

In addition, it could take a number of years before the Utility’s final liability is known and the Utility could apply for recovery of costs in excess of insurance. While the CPUC has authorized the Utility to track certain wildfire costs in its WEMA, the Utility will be required to submit a separate request with the CPUC in the future for recovery of those costs.  The Utility may be unable to fully recover costs in excess of insurance through regulatory mechanisms and, even if such recovery is possible, it could take a number of years to resolve and a number of years to collect.  Further, SB 819, introduced in the California Senate in January 2018, if it becomes law, would prohibit utilities from recovering costs in excess of insurance resulting from damages caused by such utilities’ facilities, if the CPUC determines that the utility did not reasonably construct, maintain, manage, control, or operate the facilities.

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

Losses in connection with the wildfires would likely require PG&E Corporation and the Utility to seek financing, which may not be available on terms acceptable to PG&E Corporation or the Utility, or at all, when required.  (See “Risks Related to Liquidity and Capital Requirements” in Item 1A Risk Factors in 2017 Form 10-K.)

Uncertainties relating to and market perception of these matters and the disclosure of findings regarding these matters over time, also could continue or increase volatility in the market for PG&E Corporation’s common stock and other securities, and for the securities of the Utility, and materially affect the price of such securities.

For more information about the Northern California wildfires, see Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1.

If the Utility is unable to recover all or a significant portion of its excess costs in connection with the Northern California wildfires and the Butte Fire through ratemaking mechanisms, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected.

Through December 31, 2017, the amounts accrued in connection with claims relating to the Butte fire have exceeded the Utility’s liability insurance coverage.  On June 21, 2018, the CPUC approved the Utility’s application to establish a WEMA to track wildfire expenses and to preserve the opportunity for the Utility to request recovery of wildfire costs that have not otherwise been recovered through insurance or other mechanisms.  (See “Regulatory Matters - Application to Establish a Wildfire Expense Memorandum Account” in Item 7. MD&A.)

There can be no assurance that the Utility will be allowed to recover costs recorded in WEMA in the future.  While the CPUC previously approved WEMA tracking accounts for San Diego Gas & Electric Company in 2010, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company stated it incurred as a result of the doctrine of inverse condemnation, holding that the inverse condemnation principles of strict liability are not relevant to the CPUC’s prudent manager standard.  San Diego Gas & Electric, the Utility, and Southern California Edison filed requests for rehearing of that decision. On July 12, 2018, the CPUC voted out a decision denying the requests for rehearing.

Further, SB 819 introduced in the California Senate in January 2018, if it becomes law, would prohibit utilities’ recovery of costs in excess of insurance resulting from damages caused by such utilities’ facilities, if the CPUC determines that the Utility did not reasonably construct, maintain, manage, control, or operate the facilities.

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

During the first quarter of 2018, Fitch Ratings, S&P Global Ratings, and Moody’s Investors Service, Inc. downgraded PG&E Corporation’s and the Utility’s credit ratings, and S&P Global Ratings further lowered PG&E Corporation's and the Utility's credit ratings during the second quarter of 2018. If PG&E Corporation’s or the Utility’s credit ratings were to be further downgraded, in particular to below investment grade, their ability to access the capital and credit markets would be negatively affected and could result in higher borrowing costs, fewer financing options, including reduced, or lack of, access to the commercial paper market and additional collateral posting requirements, which in turn could affect liquidity and lead to an increased financing need. Other factors can affect the availability and terms of debt and equity financing, including changes in the federal or state regulatory environment affecting energy companies generally or PG&E Corporation and the Utility in particular, the overall health of the energy industry, an increase in interest rates by the Federal Reserve Bank, and general economic and financial market conditions.

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

Severe weather events and other natural disasters, including wildfires and other fires, storms, tornadoes, floods, heat waves, drought, earthquakes, tsunamis, rising see levels, pandemics, solar events, electromagnetic events, or other natural disasters such as wildfires, could result in severe business disruptions, prolonged power outages, property damage, injuries or loss of life, significant decreases in revenues and earnings, and/or significant additional costs to PG&E Corporation and the Utility.  Any such event could have a material effect on PG&E Corporation’s and the Utility’s business, financial condition, results of operations, liquidity, and cash flows.  Any of such events also could lead to significant claims against the Utility. Further, these events could result in regulatory penalties and disallowances, particularly if the Utility encounters difficulties in restoring power to its customers on a timely basis or if the related losses are found to be the result of the Utility’s practices and/or the failure of electric and other equipment of the Utility.

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

The Utility owns and operates extensive electricity and natural gas facilities, including two nuclear generation units and an extensive hydroelectric generating system.  (See “Electric Utility Operations” and “Natural Gas Utility Operations” in Item 1. Business of the Form 10-K.)  The Utility’s ability to earn its authorized ROE depends on its ability to efficiently maintain, operate, and protect its facilities, and provide electricity and natural gas services safely and reliably.  The Utility undertakes substantial capital investment projects to construct, replace, and improve its electricity and natural gas facilities.  In addition, the Utility is obligated to decommission its electricity generation facilities at the end of their useful operating lives, and the CPUC approved retirement of Diablo Canyon by 2024 and 2025.

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

•
the release of hazardous or toxic substances into the air, water, or soil, including, for example, gas leaks from natural gas storage facilities; releases of greenhouse gases; flaking lead-based paint from the Utility’s facilities, and leaking or spilled insulating fluid from electrical equipment; and

•	attacks by third parties, including cyber-attacks, acts of terrorism, vandalism, or war.

The occurrence of any of these events could interrupt fuel supplies; affect demand for electricity or natural gas; cause unplanned outages or reduce generating output; damage the Utility’s assets or operations; damage the assets or operations of third parties on which the Utility relies; damage property owned by customers or others; and cause personal injury or death.  As a result, the Utility could incur costs to purchase replacement power, to repair assets and restore service, and to compensate third parties.  Any of such incidents also could lead to significant claims against the Utility.

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

The Utility has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise from the Utility’s ordinary operations. PG&E Corporation, the Utility or its contractors and customers could continue to experience coverage reductions and/or increased wildfire insurance costs in future years.  No assurance can be given that future losses will not exceed the limits of the Utility’s insurance coverage.  Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates.  A loss which is not fully insured or cannot be recovered in customer rates could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

As a result of the potential application to investor-owned utilities of a strict liability standard under the doctrine of inverse condemnation, recent losses recorded by insurance companies, the risk of increase of wildfires including as a result of the ongoing drought, the Northern California wildfires, and the Butte fire, the Utility may not be able to obtain sufficient insurance coverage in the future at a reasonable cost, or at all.  In addition, the Utility is unable to predict whether it would be allowed to recover in rates the increased costs of insurance or the costs of any uninsured losses.

If the amount of insurance is insufficient or otherwise unavailable, or if the Utility is unable to obtain insurance at a reasonable cost or recover in rates the costs of any uninsured losses, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2018, PG&E Corporation did not make any equity contributions to the Utility.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2018, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding.  During the quarter ended June 30, 2018, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The Utility’s earnings to fixed charges ratio for the six months ended June 30, 2018 was (0.41).  The Utility’s earnings to combined fixed charges and preferred stock dividends ratio for the six months ended June 30, 2018 was (0.40).  The statement of the foregoing ratios, together with the statements of the computation of the foregoing ratios filed as Exhibits 12.1 and 12.2 hereto, are included herein for the purpose of incorporating such information and Exhibits into the Utility’s Registration Statement No. 333-215427.

PG&E Corporation’s earnings to fixed charges ratio for the six months ended June 30, 2018 was (0.40).  The statement of the foregoing ratio, together with the statement of the computation of the foregoing ratio filed as Exhibit 12.3 hereto, is included herein for the purpose of incorporating such information and Exhibit into PG&E Corporation’s Registration Statement No. 333-215425.

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1
Term Loan Agreement, dated as of April 16, 2018, by and among PG&E Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Mizuho Bank, Ltd., Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and Mizuho Bank, Ltd, as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 16, 2018 (File No. 001-02348), Exhibit 10.1)

*10.2	Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Laurie M. Giammona dated June 27, 2018

*10.3	Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Jesus Soto dated June 27, 2018

*10.4	Form of Restricted Stock Unit Agreement for 2018 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Inventive Plan

12.1	Computation of Ratios of Earnings to Fixed Charges for Pacific Gas and Electric Company

12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends for Pacific Gas and Electric Company

12.3	Computation of Ratios of Earnings to Fixed Charges for PG&E Corporation

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

Dated: July 26, 2018