Form 10-K/A
period 2018-12-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2019-04-30
CIK 1004980, 75488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number	Exact Name of Registrant as Specified In Its Charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-12609	PG&E CORPORATION	California	94-3234914
1-2348	PACIFIC GAS AND ELECTRIC COMPANY	California	94-0742640

77 Beale Street, P.O. Box 770000 San Francisco, California 94177 (Address of principal executive offices) (Zip Code) (415) 973-1000 (Registrant’s telephone number, including area code)		77 Beale Street, P.O. Box 770000 San Francisco, California 94177 (Address of principal executive offices) (Zip Code) (415) 973-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
PG&E Corporation: Common Stock, no par value	New York Stock Exchange
Pacific Gas and Electric Company: First Preferred Stock, cumulative, par value $25 per share:	NYSE American
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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2018, the last business day of the most recently completed second fiscal quarter:

PG&E Corporation common stock	$22,620 million
Pacific Gas and Electric Company common stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of April 15, 2019:

PG&E Corporation:	529,210,278 shares
Pacific Gas and Electric Company:	264,374,809 shares (wholly owned by PG&E Corporation)

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends PG&E Corporation’s and Pacific Gas and Electric Company’s (the “Utility”) combined Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Original Filing”). PG&E Corporation and the Utility are filing this Amendment No. 1 to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, because PG&E Corporation and the Utility will not file their joint definitive proxy statement within 120 days of the end of their fiscal year ended December 31, 2018. In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, PG&E Corporation and the Utility are including with this Amendment No. 1 new certifications by their principal executive and principal financial officers; accordingly, Item 15 of Part IV has been amended to reflect the filing of these new certifications. Item 15 of Part IV has also been amended to reflect the filing of amended and restated Bylaws of PG&E Corporation and of the Utility, amended as of April 10, 2019 and April 5, 2019, respectively.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and PG&E Corporation and the Utility have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and PG&E Corporation’s and the Utility’s other SEC filings.

Page

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	66
	Signatures	76

GLOSSARY

The following terms and abbreviations appearing in the text of this Amendment No. 1 have the meanings indicated below.

2006 LTIP	the PG&E Corporation 2006 Long-Term Incentive Plan
2014 LTIP	the PG&E Corporation 2014 Long-Term Incentive Plan
401(k) Plan	the PG&E Corporation Retirement Savings Plan or the PG&E Corporation Retirement Savings Plan for Union-Represented Employees
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
BlueMountain	Blue Mountain Credit Alternatives Master Fund L.P., together with certain of its affiliates
Board	the Board of Directors of either PG&E Corporation or the Utility, as applicable
CD&A	the section of the Amendment No. 1 entitled “Compensation Discussion and Analysis”
CEO	the position of Chief Executive Officer
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary petitions for relief under Chapter 11, which were filed by each of PG&E Corporation and the Utility on January 29, 2019, in the Bankruptcy Court
COO	the position of Chief Operating Officer
Corporation	PG&E Corporation
Corporation Board	the Board of Directors of PG&E Corporation
CPUC	the California Public Utilities Commission
Guidelines	the Corporate Governance Guidelines adopted by the Boards of PG&E Corporation and the Utility
Independent Auditor	the independent registered public accounting firm
LTIP	the 2006 Long-Term Incentive Plan and/or the 2014 Long-Term Incentive Plan
NEO or Named Executive Officer	an officer who is listed in the Summary Compensation Table of this Amendment No. 1
NYSE	the New York Stock Exchange
NYSE American	the NYSE American stock exchange (formerly known as NYSE MKT, LLC and as the American Stock Exchange)
PEO	an officer or officers who serve as “principal executive officer” of PG&E Corporation or Pacific Gas and Electric Company, as appropriate
RSU	a restricted stock unit
SEC	the United States Securities and Exchange Commission
Section 16 Officer	any “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934
STIP	the Short-Term Incentive Plan
TSR	Total Shareholder Return, measured by stock price appreciation and dividends paid, relative to companies in the Performance Comparator Group
Utility	Pacific Gas and Electric Company

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding executive officers of PG&E Corporation and the Utility is set forth under “Executive Officers of the Registrants” at the end of Part I of the Original Filing.

Directors

Set forth below are the name and age of each of PG&E Corporation’s and the Utility’s current directors as of April 30, 2019 and director nominees, and the positions held by each director and director nominee with PG&E Corporation and the Utility, each director’s and director nominee’s principal occupation and business experience during the last five years, and the year of the commencement of each director’s and director nominee’s term as a director. Additionally, for each director and director nominee, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Boards of Directors of PG&E Corporation and the Utility to nominate such director and director nominee for election as a director and the names of other publicly held companies of which such director and director nominee serves or has served as a director in the previous five years. There are no family relationships between any director of PG&E Corporation or the Utility, executive officer of PG&E Corporation or the Utility, or person nominated or chosen to become a director or executive officer of PG&E Corporation or the Utility.

Name	Age	Director Since	Position
Richard R. Barrera	47	April 2019	Director
Jeffrey L. Bleich	58	April 2019	Director
Nora Mead Brownell	71	April 2019	Director
Frederick W. Buckman	73	April 2019	Director
Cheryl F. Campbell	59	April 2019	Director
Fred J. Fowler	73	March 2012	Director
William D. Johnson	65	N/A	CEO and President of PG&E Corporation*
Michael J. Leffell	60	April 2019	Director
Kenneth Liang	57	April 2019	Director
Dominique Mielle	50	April 2019	Director
Meridee A. Moore	61	April 2019	Director
Eric D. Mullins	56	September 2016	Director
Kristine M. Schmidt	55	April 2019	Director
Alejandro D. Wolff	62	April 2019	Director

*
indicates that the applicable nominee is not a director of the Corporation or the Utility as of the date of this Amendment No. 1, but is expected to become a member of the Board of the Utility on May 2, 2019. Mr. Johnson is expected to become CEO and President of PG&E Corporation on May 2, 2019.

Richard R. Barrera has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. He is the Founder, CEO and Portfolio Manager at Roystone Capital Management LP (an asset management firm that invests across the capital structure in both debt and equity). Mr. Barrera was previously a Partner and Co-Portfolio Manager at Redwood Capital Management and Glenview Capital Management (both private investment management firms). Mr. Barrera is a member of the board of Mount Sinai Children’s Center Foundation and a member of the board of Success Academy Charter Schools.

Mr. Barrera has over 20 years of asset management and financial expertise investing in businesses undergoing transformations across a wide range of sectors. Throughout his career, Mr. Barrera has invested across the electric utility and independent power industries and has directly participated in numerous restructurings both in and out of Chapter 11. Mr. Barrera’s restructuring experience includes several bankruptcies involving complex litigation and a number of telecommunication restructurings in which he actively helped companies recapitalize balance sheets to enable successful operational turnarounds.

Jeffrey L. Bleich has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. Mr. Bleich is an attorney. Mr. Bleich was a partner in the San Francisco, CA office of Dentons US LLP (a multinational law firm) from 2016 to April 2019. Mr. Bleich served as a member of the Senior Advisory Group to the Director of National Intelligence from 2014 to 2016. Mr. Bleich served as U.S. Ambassador to Australia from 2009 to 2013 and also as Special Counsel to President Obama in the White House from 2008 to 2009. Mr. Bleich previously was a long-time partner at the California law firm Munger, Tolles & Olson LLP, where he was recognized as one of California’s leading litigators, litigated a variety of complex civil cases and handled landmark state and U.S. Supreme Court pro bono cases. Mr. Bleich is a member of the board of Nuix Pty. Ltd (from 2017 to present) and the advisory board of Amber Kinetics, Inc. (from 2017 to present). Mr. Bleich serves on several boards, including as Chair of the Fulbright Foreign Scholarship Board (appointed by President Obama).

Mr. Bleich has over three decades of experience resolving complex domestic and international disputes and specializing in cybersecurity. In addition to his legal and public sector experience, Mr. Bleich has served on the boards of numerous private organizations, including as the Chair of the California State University Board of Trustees, President of the California State Bar, a member of the Governor’s International Trade and Investment Council, and President of the Bar Association of San Francisco. Mr. Bleich is a long-time California resident.

Nora Mead Brownell has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. Ms. Brownell is the Co-Founder of Espy Energy Solutions LLC (an energy consulting group that provides strategic planning, marketing, business planning, and other consulting services to energy utilities, equipment manufacturers, service providers and financial institutions evaluating energy investments). Ms. Brownell is a former Commissioner of the Federal Energy Regulatory Commission (“FERC”), a former member of the Pennsylvania Public Utility Commission and a former President of the National Association of Regulatory Utility Commissioners. She served as a member of the boards of National Grid (2012 to April 2019), of Spectra Energy Partners (2007 to 2018), and of Oncor, Inc. (2007 to 2014). Ms. Brownell previously also served on the boards of Tangent (2000 to April 2019) and Comverge Inc. (2007 to 2014). Ms. Brownell is currently a director of Morgan Stanley Infrastructure Advisory Board and of Mead Family Investments (previously Times Publishing Co.) (1996 to present), and she previously served as a director of Direct Energy Advisory Board (2014 to 2017) and of New World Capital Advisory Board (2009 to 2016).

During her time at FERC, Ms. Brownell oversaw the transition of the North American Electric Reliability Corporation to FERC oversight after Congress passed the Energy Policy Act of 2005, which provided for mandatory electric reliability standards. Ms. Brownell has been an advocate for consumer protection, competitive markets and national energy infrastructure development. She has worked extensively with California stakeholders to resolve market and infrastructure issues.

Frederick W. Buckman has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. He is the retired President and Chief Executive Officer of Powerlink Transmission Company (transmission investment for private equity). Mr. Buckman was President and CEO of Shaw Group’s Power Group (engineering firm) (2009-2010), a managing partner for utilities at Brookfield Asset Management (alternative asset management company focusing on real estate, renewable power, infrastructure and private equity) (2007-2009), President and CEO of Trans-Elect (electric and gas transmission system development) (1999-2006), and has held various leadership positions in the utility and energy industry, including President and CEO of Pacificorp (electric energy company) (1994-1998) and CMS Energy (natural gas and electric energy company)(1986-1994). He also served on the Board of Directors of SmartWires, Inc. from 2011-2019 (transmission technology company). Mr. Buckman currently serves as a board member of StanCorp Financial Group Incorporated (insurance and financial services company) and Solomon Corporation (sales and service of transformers and related equipment).

Mr. Buckman brings over 30 years of experience in the utility, energy, and asset management sectors. In addition to serving as the CEO of two U.S. utilities, Mr. Buckman has extensive experience in utility operation and management, safety assessment, engineering and construction management, project development and nuclear plant design.

Cheryl F. Campbell has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is currently a consultant and the Executive Director of Gold Shovel Standard Association (non-profit organization working to reduce damage to underground infrastructure). Ms. Campbell spent 13 years at Xcel Energy, Inc. (utility supplier of electric power and natural gas service operating in eight Western and Midwestern states), most recently serving as the Senior Vice President, Gas and President and CEO of West Gas Interstate (a FERC-regulated pipeline owned by Xcel Energy) from 2011 to 2018. Prior to Xcel Energy Inc., Ms. Campbell worked for approximately 20 years at Coastal Corporation (El Paso Corporation) (provider of natural gas and related energy products) where she held various roles, including director. Ms. Campbell currently serves as a board member of Hoffman Southwest (a private equity-owned provider of water flow inspection, repair and cleaning services company) (2018 to present). Ms. Campbell previously served as a member of the Engineering Advisory Committee of the University of Colorado College of Engineering, a member of the Gas Pipeline Advisory Committee to the Department of Transportation and a member of the Colorado Oil and Gas Association Board.

Ms. Campbell has 35 years of energy experience in midstream, interstate pipelines and utilities. During her tenure at Xcel Energy, Ms. Campbell developed Xcel Energy’s risk management, regulatory, environmental and operating plans for its gas assets while improving operating and financial results across the enterprise. Ms. Campbell also developed the same programs for WestGas InterState while she was serving as its President and CEO. Her experience includes strategic planning, operations, regulatory and risk management. Ms. Campbell is a champion of public and employee safety and served on the U.S. Department of Transportation’s Gas Pipeline Advisory Committee from 2013 to 2018, providing guidance to the Secretary of Transportation on the safety of the nation’s gas pipeline infrastructure. Ms. Campbell also served as a member of the independent panel assessing the enterprise risk management and overall safety of the 11 gas utilities in Massachusetts in the aftermath of the September 2018 explosions and fires in Merrimack Valley.

Fred J. Fowler has served as a member of the Boards of PG&E Corporation and the Utility since March 2012. He is the retired Chairman of the Board of Spectra Energy Partners, LP (master limited partnership that owns natural gas transmission and storage assets). In addition to serving on the Boards of PG&E Corporation and the Utility, Mr. Fowler has also been serving as a member of the boards of Encana Corporation (natural gas producer) since 2010 and of DCP Midstream Partners, LP (master limited partnership that owns, operates, acquires, and develops midstream energy assets) since 2015. Previously, in addition to serving as Chairman of the Board of Spectra Energy Partners, LP (2008 to 2013) and as a member of the Board of Spectra Energy Partners, LP (2008 to 2017), Mr. Fowler was President and CEO of Spectra Energy Corp (natural gas gathering and processing, transmission and storage, and distribution company) (2006 to 2008) and served as a director of that company. Before that, he held various executive positions with Duke Energy Corporation (gas and electric energy company) and its subsidiaries and predecessor companies, including President and COO of Duke Energy. Mr. Fowler is the former Chairman of the Board of the Interstate Natural Gas Association of America and a former director of the Gas Research Institute, the Gas Technology Institute, and the Institute of Nuclear Power Operations.

Mr. Fowler brings extensive knowledge and over 45 years of experience in utility company operations, including safety, natural gas and gas liquids production, transportation and marketing, and electricity generation, transmission and distribution. He brings leadership, management, and business skills developed as an executive and a director of numerous public and privately held companies.

William D. Johnson is the incoming CEO and President of PG&E Corporation. Mr. Johnson served as President and CEO of the Tennessee Valley Authority (TVA) from 2012 to April 2019. Prior to his tenure at the TVA, Mr. Johnson was the Chairman, President and CEO of Progress Energy.

Mr. Johnson brings over 20 years of utility experience and leadership as a utility industry executive. During his six-year tenure at TVA, he was responsible for leading the nation’s largest public utility in its mission of providing energy, environmental stewardship and economic development across a seven-state region. During Mr. Johnson’s time at TVA, the organization achieved the best safety records in its 85-year history and has been a perennial top decile safety performer in the utility industry. In that same period, retirement of more than half of TVA’s coal generation, resulting in a reduction of TVA’s carbon omissions by about 50% over the last decade. He was responsible for leading the generation of more than 50% of TVA’s energy from non-greenhouse gas emitting sources. He also oversaw TVA’s expansion into utility scale solar in recent years, with the addition of approximately 1,000 megawatts (mWs), and pursued the modernization of its hydro assets to increase the overall amount of renewable resources. TVA’s renewable portfolio includes almost 2,400 mWs of wind and solar and 5,800 mWs of hydro capacity. Throughout his career in the electric utilities industry, Mr. Johnson has collaborated closely with elected officials and other community leaders to deliver safe and reliable electricity to millions of customers.

Michael J. Leffell has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. He is the Founder of Portage Partners LLC (a privately held company focused on sourcing, analyzing and monitoring non-traditional investment opportunities) and Chairman of Canoe Software (a financial technology company). Prior to founding Portage Partners in 2010, Mr. Leffell was the Deputy Executive Managing Member of Davidson Kempner Capital Management, a global institutional investment management firm. Mr. Leffell served as a member of the board of Genco Shipping and Trading Limited (a publicly traded transportation services company) (2014-2016).

Mr. Leffell has over 20 years of experience participating in the restructuring of multiple businesses under Chapter 11. In addition to serving as the Deputy Executive Managing Member of Davidson Kempner Capital Management, Mr. Leffell also co-managed the Distressed Investment strategy, including multiple positions in a broad range of large complex corporate restructuring and domestic and international bankruptcies that often implicated complex litigation.

Kenneth Liang has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. He is a former senior Managing Director and Head of Restructurings, Oaktree Capital Management (a global alternative investment management firm with expertise in credit strategies). From Oaktree’s formation in 1995 until June 2001, Mr. Liang was Oaktree’s General Counsel. Before that, he served as a Senior Vice President at TCW Group. Mr. Liang served as a member of the boards of Tribune Media (media/entertainment/real estate company) (2013-2015) and of STORE Capital Corporation (a real estate investment trust) (2012 to 2016). Mr. Liang served as chairman of the board of Excel Maritime (dry bulk shipping company) (2014 to 2018). He also served on the boards of Chassix (automotive parts company) (2016 to 2018) and of Pulse Electronics (mobile electronics company) (2015 to 2018). Mr. Liang has also served on the board of Flintridge Preparatory School (2012 to 2018).

Mr. Liang has extensive U.S. and international experience as a significant stakeholder in prominent and complex restructurings of many troubled businesses inside and outside of Chapter 11 and in court-supervised reorganizations, including Enron, Energy Future Holdings, Tribune and Caesars Entertainment. Mr. Liang holds a J.D. from Georgetown University and a B.S. from the University of Southern California, has been a long-time California resident and has close family relatives who live in PG&E Corporation’s service area.

Dominique Mielle has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is a former Partner and Senior Portfolio Manager at Canyon Partners LLC (an investment manager that specializes in value-oriented special situation investments for institutional investors). In addition to serving on the Boards of PG&E Corporation and the Utility, Ms. Mielle has also been serving as a member of the boards of Anworth Mortgage Asset Corporation (mortgage REIT investment firm) since 2018 and of Studio City International since 2018. Ms. Mielle was a partner and senior portfolio manager at Canyon Partners, where she worked from 1998 to 2017. Before 1998, she worked at various investment banks, including Libra Investments, Lehman Brothers and Credit Lyonnais.

Ms. Mielle has played key roles in complicated bankruptcies where public safety and the economic well-being of the public were critical issues requiring extensive engagement with government entities, regulatory agencies and affected communities. Ms. Mielle was a member of the creditors’ committee for the Commonwealth of Puerto Rico, and also served as a restructuring committee member of American Airlines, Continental Airlines, Delta Airlines, Northwest Airlines and United Airlines in the wake of the September 11 attacks. Ms. Mielle earned an MBA from Stanford University. She is a long-time California resident.

Meridee A. Moore has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is the Founder, CEO and Chief Investment Officer of Watershed Asset Management (a San Francisco-based alternative asset manager).  In addition to serving on the Boards of PG&E Corporation and the Utility, Ms. Moore has also been serving as a member of the board of Blackrock Capital Investment Corporation since 2017. Before founding Watershed Asset Management, Ms. Moore was a Partner and Portfolio Manager at Farallon Capital Management (a global institutional investment firm). Ms. Moore currently serves as a board member of Nextgen Climate America (NextGen Policy Center) (a California-based climate policy non-profit) (2014 to present) and as a director on the investment advisory board of Fiduciary Counselling Inc. Ms. Moore has served as a trustee of Right to Play International (2003 to 2018), Right to Play US (2004 to 2019) and Grace Cathedral (2011 to 2018). Ms. Moore also served on the boards of Morgans Hotel Group (2005 to 2007) and AMF Bowling Worldwide (2001 to 2003).

Ms. Moore has over 25 years of investment and restructuring experience over a wide range of industries. She is the Founder, CEO and Chief Investment Officer of Watershed Asset Management, a San Francisco-based alternative asset manager. Watershed managed capital for institutional investors for 15 years. Ms. Moore has invested and participated in numerous restructurings in and out of Chapter 11, including PG&E Corporation’s restructuring in 2001. Ms. Moore is a long-time California resident.

Eric D. Mullins has served as a member of the Boards of PG&E Corporation and the Utility since September 2016. He has been the Co-CEO of Lime Rock Resources, L.P. (private equity investment firm that acquires, operates, and improves oil and natural gas properties in the U.S.) since 2005. In addition to serving on the Boards of PG&E Corporation and the Utility, Mr. Mullins has also been serving as a member of the board of Anadarko Petroleum Company (independent oil and natural gas exploration and production company) since May 2012. Prior to co-founding Lime Rock Resources, L.P. in 2005, Mr. Mullins worked in the investment banking division of Goldman Sachs & Co. for 15 years, most recently as managing director in the firm’s Energy and Power Group, where he led numerous financing, structuring, and strategic advisory transactions for public and private oil and gas exploration and production companies. Mr. Mullins currently serves as a member of the Baylor College of Medicine Board of Trustees.

Mr. Mullins brings operational, business development, and mergers and acquisition experience in the energy sector, as well as director and audit committee experience from his other public company board service. He also brings strategic management, leadership, and corporate financial expertise developed as an executive in the investment banking industry working with both public and private companies in the natural resources and utilities sector.

Kristine M. Schmidt has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is a former Chief Executive Officer of Peak Utility Services Group (utility services contractor). Ms. Schmidt was the President, founder and owner of Swan Consulting Services (a consulting company that provides strategic, regulatory and advisory services to utilities and equipment and services related businesses in the electricity and natural gas utility industry) from 2015 to 2018. Before that, she was President of ITC Great Plains and Vice President at ITC Holdings (independent electric high voltage transmission owner and operator). Ms. Schmidt served as a member of the Western Energy Imbalance Market Governing Board (which has the primary governance responsibility and decisional authority for the interstate wholesale energy imbalance market in the western region). Ms. Schmidt also served on the board of Peak Utility Services Group in 2018.

Ms. Schmidt has over 35 years of experience in the electricity industry, having worked for and consulted with some of the largest public utilities throughout the United States. Over the last 25 years, Ms. Schmidt’s experience was primarily in the regional wholesale market arena and high voltage transmission development and regulatory policies. The regional wholesale markets are critical across the United States to efficiently and cost-effectively integrate large scale renewables. Ms. Schmidt has served as a FERC Commissioner Advisor, addressing national policies and reforms resulting from the California Energy Crisis and FERC’s expanded authority from the Energy Policy Act, among other key policy issues. Ms. Schmidt was the Chair of the inaugural Western Energy Imbalance Market (WEIM) Governing Body, which promotes the integration of surplus renewables energy into the grid, and was a member of the board with governance responsibility over the wholesale energy imbalance market in the western region, including California. Ms. Schmidt was previously CEO of Peak Utility Services Group, a leading utility construction service provider. She was also a corporate officer with the nation’s largest independent high voltage transmission company, ITC Holdings Corporation, and the President of ITC Great Plains, which has the highest percentage of utility scale wind power in the nation. Ms. Schmidt has also held various senior management responsibilities for public utilities, including Xcel Energy, and served on the board of Peak Utility Services Group.

Alejandro D. Wolff has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. He is a former Managing Director of Gryphon Partners (global advisory firm focused on emerging and frontier markets). In addition to serving on the Boards of PG&E Corporation and the Utility, Mr. Wolff has also been serving as a member of the boards of Albemarle Corporation (“Albemarle”) (public specialty chemicals company) since 2015 and of Versum Materials (public specialty chemicals company) since 2016. Mr. Wolff served in the U.S. State Department for 34 years, including serving as the U.S. Ambassador to the Republic of Chile from 2010 to 2013 and the U.S. Ambassador to the United Nations from 2005 to 2010. Mr. Wolff currently serves as a board member of JetSMART Holdings Limited (private airline operating in South America) (2017 to present). Mr. Wolff is also an advisory board member of the Counter Extremism Project.

Mr. Wolff brings decades of experience in high-level political, economic, and security issues from his 34-year career in the U.S. State Department. His has experience managing natural disaster, conflict, and terrorist-response situations, and a successful negotiating record of bridging differences among numerous constituencies with competing interests. As Ambassador to the Republic of Chile, Mr. Wolff promoted U.S.-origin renewable energy alternatives for Chile, including solar power. Mr. Wolff currently serves as a director of Albemarle, a global specialty chemicals company. As a member of Albemarle’s Health, Safety & Environment Committee, Mr. Wolff brings considerable knowledge of clean energy, sustainability, renewable energy and electricity storage. Mr. Wolff also serves as the Lead Independent Director and Chair of the Corporate Governance and Nominating Committee of Versum Materials, an electronic materials company with operations in California, and as a director of JetSMART Holdings, an airline in South America. Mr. Wolff was a long-term resident of California, graduated from the University of California, Los Angeles, and continues to have close ties to California.

Certain Agreements with BlueMountain

In connection with BlueMountain’s proposal to nominate director candidates that has since been withdrawn, Mr. Buckman entered into a nomination agreement (the “Nomination Agreement”) with BlueMountain, pursuant to which Mr. Buckman agreed, among other things, to be nominated by BlueMountain for election to the Corporation Board at the 2019 annual meeting, and, if elected, to serve as a director of the Corporation. Pursuant to the Nomination Agreement, BlueMountain agreed to pay to Mr. Buckman $100,000 in connection with the nomination. The Nomination Agreement includes customary reimbursement and indemnification provisions in favor of Mr. Buckman.

On April 22, 2019, Richard C. Kelly resigned from the Boards of the Corporation and the Utility. Also, PG&E Corporation entered into a Settlement Agreement (the “Settlement Agreement”) with BlueMountain. In connection with the execution and delivery of the Settlement Agreement, and effective upon such resignation, Frederick W. Buckman was appointed to fill the resulting vacancies on the Boards.

Pursuant to the terms of the Settlement Agreement with BlueMountain, the Corporation has agreed to propose to amend its Restated Articles of Incorporation to increase the size of the Corporation Board to 15 directors and to recommend that the Corporation’s shareholders vote in favor of such proposal at the 2019 annual meeting of the shareholders of the Corporation. Under the Settlement Agreement, subject to the approval of such proposal by the shareholders of the Corporation, the Boards will endeavor to select a person to be appointed to each of the Boards, taking into account such person’s clean energy / clean energy technology expertise, ties to the state of California, and expertise relating to the achievement of California’s clean energy goals. In addition, the Corporation has agreed to engage Christopher A. Hart to provide consulting services to the CEO of the Corporation regarding matters of safety.

The full text of the Settlement Agreement is attached as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on April 23, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

In accordance with Section 16(a) of the Securities Exchange Act of 1934 and SEC regulations, PG&E Corporation’s and the Utility’s directors and certain officers, as well as persons who own greater than 10 percent of PG&E Corporation’s or the Utility’s equity securities, must file reports of ownership and changes in ownership of such equity securities with the SEC and the principal national securities exchange on which those securities are registered, and must furnish PG&E Corporation or the Utility with copies of all such reports that they file.

Based solely on review of copies of such reports received or written representations from certain reporting persons, PG&E Corporation and the Utility believe that during 2018, all filing requirements applicable to their respective directors, officers, and 10 percent shareholders were satisfied. No information is reported for individuals during periods in which they were not directors, officers, or 10 percent shareholders of the applicable company.

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

Audit Committees and Audit Committee Financial Expert

The Boards of PG&E Corporation and the Utility have established standing Audit Committees in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committees of the Boards of PG&E Corporation and the Utility oversee and monitor:
●	Integrity of the company financial statements, and financial and accounting practices;
●	Internal controls over financial reporting, and external and internal auditing programs;
●	Selection and oversight of the companies’ Independent Auditor;
●	Compliance with legal and regulatory requirements, in concert with other Board committees;
●	Related party transactions;
●	With the assistance of other Board committees, risk management and assessment.

The Audit Committees of PG&E Corporation and the Utility are currently composed of three directors: Richard R. Barrera, Dominique Mielle (Chair), and Eric D. Mullins. The Audit Committees met eight times during 2018. The Boards of PG&E Corporation and the Utility have adopted formal charters that set forth their respective Audit Committee’s duties and responsibilities; current copies of the charters are available online through the Corporate Governance section of PG&E Corporation’s website (www.pgecorp.com/corp/about-us/corporate-governance.page) or the Company Information section of the Utility’s website (www.pge.com/en_US/about-pge/company-information/company-information.page, under the “Get more information about our corporate governance practices” link), as appropriate.

The Audit Committees are composed entirely of independent directors, as defined in PG&E Corporation’s and the Utility’s Guidelines, as applicable, and the Committee’s charters. In addition, the Audit Committees are composed entirely of independent directors, as required and defined by the NYSE. Because the Utility is a “controlled” subsidiary of PG&E Corporation for purposes of the NYSE American standards, the Utility is not subject to NYSE American rules that otherwise would require that the Utility’s Board committees responsible for executive compensation and governance be comprised of “independent” directors, as defined by NYSE American, and would impose requirements on the Utility’s director nomination and compensation-setting processes.

Each member of the Audit Committees also satisfies heightened independence standards established by SEC rules and applicable stock exchange requirements regarding independence of audit committee members. Each member of the Audit Committees also is financially literate. The Boards of PG&E Corporation and the Utility have determined that each of Dominique Mielle and Eric D. Mullins has accounting and related financial management expertise and qualifies as an audit committee financial expert, as defined by the SEC and applicable stock exchanges. Background information on each audit committee financial expert can be found under the heading “Directors” in this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

I. COMPENSATION OF NON-EMPLOYEE DIRECTORS

The Boards of PG&E Corporation and the Utility each establish the level of compensation for that company’s non-employee directors, based on the recommendation of the Compensation Committee. Directors who also are current employees of either company receive no additional compensation for service as directors.

The Compensation Committee periodically reviews the amount and form of compensation paid to non-employee directors of PG&E Corporation and the Utility. As part of this review, the Committee reviews the compensation provided to the companies’ non-employee directors as compared to other comparable U.S. peer companies (including both other utilities and companies within the S&P 250), with the objective of ensuring that non-employee director compensation is:

●	Market-competitive in terms of annual compensation value, and

●	Consistent with emerging market practices and trends.

Compensation paid to non-employee directors for 2018 for service on the Boards and their committees is based upon periodic compensation reviews conducted in consultation with the Committee’s executive compensation consultant, Pay Governance LLC. The Compensation Committee’s most recent reviews of non-employee director compensation were conducted in December 2017, December 2018, and February 2019. See “2019 Non-employee Director Compensation Program” below. The Compensation Committee used Pay Governance’s benchmark analyses of director compensation at utility and Fortune 500 companies and Willis Towers Watson analysis of director compensation at companies undergoing Chapter 11 restructuring.

2018 Director Compensation

The following table summarizes the principal components of compensation paid or granted to individuals for their service as non-employee directors of PG&E Corporation and the Utility during 2018.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
L. Chew	170,000	139,965		96	310,061
F. Fowler	120,000	139,965		96	260,061
J. C. Johnson(5)	47,143	0		96	47,239
R. C. Kelly	235,000	259,972		96	495,068
R. H. Kimmel	135,000	139,965		96	275,061
R. A. Meserve	135,000	139,965		96	275,061
F. E. Miller	170,000	139,965		96	310,061
B. Minicucci(6)	60,000	0		40	60,040
E. D. Mullins	120,000	139,965		96	260,061
R. G. Parra	120,000	139,965		1,096	261,061
B. L. Rambo	135,000	139,965		96	275,061
A. S. Smith	120,000	139,965		1,096	261,061

(1)	Represents receipt of retainers described below following this table.

(2)
Represents the grant date fair value of RSUs granted in 2018 measured in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“FASB ASC Topic 718”). Grant date fair value is measured using the closing price of PG&E Corporation common stock on the date of grant. In 2018, each non-employee director who was elected at the 2018 annual meetings of shareholders and was in office as of May 22, 2018—except the Chair of the PG&E Corporation Board—received 3,208 RSUs with a grant date value of $139,965. The Chair of the PG&E Corporation Board received 5,042 RSUs with a grant date value of $219,982. The aggregate number of stock awards outstanding for each non-employee director at December 31, 2018 was: Mr. Chew 3,208, Mr. Fowler 3,208, Secretary Johnson 0, Mr. Kelly 6,046, Mr. Kimmel 3,208, Dr. Meserve 3,208, Mr. Miller 3,208, Mr. Minicucci 0, Mr. Mullins 3,208, Mr. Parra 3,208, Ms. Rambo 3,208, and Ms. Smith 3,208.

(3)
No stock options were granted in 2018. The aggregate number of option awards outstanding for each non-employee director at December 31, 2018 was: Mr. Chew 0, Mr. Fowler 0, Ms. Herringer 0, Secretary Johnson 0, Mr. Kelly 0, Mr. Kimmel 0, Dr. Meserve 0, Mr. Miller 4,090, Mr. Minicucci 0, Mr. Mullins 0, Mr. Parra 0, Ms. Rambo 0, and Ms. Smith 0.

(4)
Represents (i) premiums paid for accidental death and dismemberment insurance, and (ii) matching gifts, paid or payable for 2018, to qualified organizations pursuant to the Matching Gifts Program, which establishes a set fund for matching eligible gifts made by employees and directors on a dollar-for-dollar basis, up to a total of $1,000 per calendar year per individual, as follows: Mr. Parra $1,000 and Ms. Smith $1,000.

(5)	Secretary Johnson retired from the Corporation Board effective May 21, 2018.

(6)	Mr. Minicucci joined the PG&E Corporation and Utility Boards effective July 1, 2018.

Non-Employee Director Total 2018 Compensation Summary

	Per Quarter	Annual
Annual Retainer
Non-Employee Directors(1)	$30,000	$120,000
Corporation Chair of the Board	$25,000 additional	$100,000 additional
Utility Chair of the Board(1)	$7,500 additional	$30,000 additional
Committee Chair Additional Retainers
Audit Committees(1)	$12,500	$50,000
Compensation Committee	$5,000	$20,000
Other Permanent Standing Committees(1)	$3,750	$15,000
Special Committee Additional Retainer
As determined by the applicable Board (none paid during 2018)
Annual Equity Award
Non-Employee Directors	n/a	$140,000
Corporation Chair of the Board(1)	n/a	$80,000 additional
Per-Meeting Fees
No meeting fees for attendance at Board, Board committee, or shareholder meetings
Special Committee Per-Meeting Fees(1)
As determined by the applicable Board (none paid during 2018)

(1)	No additional retainer will be paid by the Utility for any quarter during which the director is paid a retainer from the Corporation for the same role.

Retainers and Fees

Retainers and fees are paid as descried in the above summary table. Any director who serves on the PG&E Corporation Board, Audit Committee, Executive Committee, or Safety and Nuclear Oversight Committee does not receive additional retainers for concurrent service on the Utility Board, Audit Committee, Executive Committee, or Safety and Nuclear Oversight Committee, as applicable.

Effective January 1, 2018, (1) a quarterly retainer of $7,500 was approved for the non-executive Chair of the Board of the Utility and (2) the quarterly retainer for the Chair of the Compensation Committee increased to $5,000 (from $3,750), and the quarterly retainers for the Chairs of the Finance Committee and the Compliance and Public Policy Committee increased to $3,750 (from $2,500).

Non-Employee Director Stock-Based Compensation

Under the 2014 LTIP, each non-employee director of PG&E Corporation is entitled to receive annual awards of stock-based compensation. Pursuant to the terms of the 2014 LTIP, as approved by PG&E Corporation’s shareholders, the annual value of equity awards provided to any one non-employee director is limited to $400,000 in any calendar year.

Awards for 2018 were granted on May 22, 2018. Each non-employee director’s award—other than that for the Chair of PG&E Corporation—had a total aggregate value of $140,000 (rounded down to reflect awards equivalent to whole units with values equivalent to whole shares of PG&E Corporation common stock) and consisted of RSUs that were granted to each non-employee director after his or her election to the Board. The award for the Chair of PG&E Corporation had a total aggregate value of $220,000 (rounded down to reflect awards equivalent to whole units with values equivalent to whole shares of PG&E Corporation common stock) and consisted of RSUs that were granted after his election to the Board. These RSUs vest at the earlier of the end of the director’s annual elected term or one year after the date of grant and are then settled as shares of PG&E Corporation common stock. RSUs also will vest and be settled upon the director’s death or disability, or if there is both a Change in Control (as defined in the 2012 PG&E Corporation Officer Severance Policy) and the director is terminated. Otherwise, RSUs are forfeited if the director ceases to be a member of the Board prior to vesting. Non-employee directors also may elect to defer settlement of vested RSUs.

Effective January 1, 2018, the total aggregate value of the annual award of stock-based compensation granted to the non-executive Chair of the Board of PG&E Corporation was increased to $220,000 (from $140,000). In addition, in December 2017, a $40,000 supplemental RSU award was approved for the non-executive Chair of the Board of PG&E Corporation. Under the PG&E Corporation Equity Grant Date Policy, the supplemental RSU award was granted on February 12, 2018. The award vested on February 12, 2019.

Stock Ownership Guidelines

Non-employee directors of PG&E Corporation are expected to own shares of PG&E Corporation common stock having a dollar value of at least five times the value of the then-applicable annual Board retainer. If any non-employee director is on the Utility Board only, then that director also may satisfy his or her stock ownership obligation with Utility preferred stock. Directors generally have five years to meet the guidelines. Ownership includes beneficial ownership of common stock, as well as RSUs and common stock equivalents. These guidelines were adopted to more closely align the interests of directors and each company’s shareholders.

Deferral of Retainers and Fees

Under the PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, directors of PG&E Corporation and the Utility may elect to defer all of their retainers, all of their meeting fees, or both. Directors who participate in the Deferred Compensation Plan may elect either to (1) convert their deferred compensation into common stock equivalents, the value of which is tied to the market value of PG&E Corporation common stock, or (2) have their deferred compensation deemed to be invested in the Utility Bond Fund (which is described in the narrative following the “Non-Qualified Deferred Compensation—2018” table under this Item 11).

Reimbursement for Travel and Other Expenses

Directors of PG&E Corporation and the Utility are reimbursed for reasonable expenses incurred in connection with attending Board, Board committee, or shareholder meetings, or participating in other activities undertaken on behalf of the Corporation or the Utility.

Retirement Benefits from PG&E Corporation or the Utility

The non-employee directors of the Boards of PG&E Corporation and the Utility are not provided retirement benefits.

2019 Non-employee Director Compensation Program

In connection with the companies’ financial situation, in late 2018 the companies retained Willis Towers Watson (“WTW”) as an independent consultant for the discrete, targeted purpose of advising the Compensation Committee, the Boards of Directors, and management with respect to incentive plans, retention plans, and non-employee director compensation for companies undergoing financial restructurings.

On January 29, 2019, PG&E Corporation and the Utility each filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court. Post-petition, the companies can continue to pay regular cash directors’ fees under the non-employee director compensation program in the ordinary course of business but may be limited in the ability to issue additional equity compensation to non-employee directors.

II. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2018, the members of the Compensation Committee were Forrest E. Miller (Chair), Richard C. Kelly, Rosendo G. Parra and Barbara L. Rambo. There were no impermissible interlocks or inside directors on the Compensation Committee.

III. COMPENSATION COMMITTEE REPORT

The Compensation Committee of PG&E Corporation is comprised of independent directors and operates under a written charter adopted by the PG&E Corporation Board. The Compensation Committee is responsible for overseeing and establishing officer compensation policies for PG&E Corporation, the Utility, and their subsidiaries.

The Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Boards of PG&E Corporation and the Utility that the “Compensation Discussion and Analysis” section be included in this Part III.

February 19, 2019

Forrest E. Miller, Chair
Richard C. Kelly
Rosendo G. Parra
Barbara L. Rambo(1)

(1) The four names listed above reflect the composition of the Compensation Committee as of February 19, 2019, the date of this Compensation Committee report.

IV. COMPENSATION DISCUSSION AND ANALYSIS

This CD&A describes the companies’ compensation philosophy, executive compensation program, and how the NEOs were compensated in 2018. The CD&A discusses:

1.	Performance and Pay Highlights

2.	Compensation Program Objectives and Competitive Market Review

3.	Risk and Governance Approach

4.	2018 NEO Compensation Structure

5.	2019 NEO Compensation Structure

6.	Committee Conclusion

Detailed information regarding 2018 NEO compensation can be found in the Executive Officer Compensation Information section following this CD&A.

1. PERFORMANCE AND PAY HIGHLIGHTS

Corporate Performance Overview

Much like 2017, 2018 was an extremely difficult year for PG&E Corporation, the Utility, and our stakeholders with respect to recent wildfires in California. The devastating 2017 and 2018 wildfires impacted our customers and communities on an unprecedented level. PG&E Corporation’s stock price declined in the wake of the October 2017 Northern California wildfires and dropped precipitously after the November 2018 Camp fire. This resulted in steeply negative total shareholder return on a one-, three-, and five-year basis. Although 2018 earnings from operations were above target,1 we have reported a combined $14.0 billion in pre-tax charges related to both the 2018 Camp fire and the 2017 Northern California wildfires for fiscal 2018, with full year GAAP net losses of $6.9 billion. On January 29, 2019, PG&E Corporation and the Utility each voluntarily filed for reorganization under Chapter 11.

The magnitude of our financial challenges are reflected in our executive compensation outcomes for the year. Performance awards tied to 2016-2018 TSR resulted in no payout, outstanding stock options are currently entirely underwater, and unvested restricted stock unit grants are worth 38 percent of value as of April 1, 2019. Our Compensation Committee (“Committee”) exercised discretion to reduce 2018 Short-Term Incentive Plan payouts to zero, although we performed above target with respect to certain operational and compliance, safety, customer service, and financial goals. Our executives’ realized pay for the year is substantially lower than the value at grant, representing the strong alignment of their interests with those of our shareholders.

As a result of the Chapter 11 Cases, the 2019 executive compensation program may differ significantly from that in prior years. In addition, certain compensation provided to executive officers during the pendency of the Chapter 11 Cases may be subject in certain instances to approval by the Bankruptcy Court. The Committee has been working with its advisors, including WTW, to review the 2019 executive compensation program in an effort to balance the financial situation facing the companies with the need to continue to recruit and retain qualified executives to guide the companies through a period of uncertainty, including the unpredictability of the stock price and the resulting effect on the incentive and retentive value of equity-based awards. In February 2019, the Committee determined that the NEOs will not participate in the 2019 STIP and expects that the companies will continue to evaluate all aspects of the 2019 executive compensation program, including base salary, short- and long-term incentives, and other benefits.
 _______________________
1
PG&E Corporation discloses historical financial results and bases guidance on “earnings from operations” in order to provide a measure that allows investors to compare the underlying financial performance of the business from one period to another, exclusive of items that management believes do not reflect the normal course of operations. Earnings from operations are not a substitute or alternative for income available for common shareholders presented in accordance with Generally Accepted Accounting Principles (“GAAP”) (see Exhibit A at the end of this CD&A for a reconciliation of results based on earnings from operations to results based on income available for common shareholders in accordance with GAAP).

We remain committed to providing safe and reliable gas and electric services to our customers. The safety of our employees, our customers, and our communities are of utmost importance to us and we are taking active steps to reduce wildfire risk and assist in rebuilding efforts. As a part of those efforts, we are conducting enhanced inspections of our electric transmission and distribution systems in high fire-threat areas. We recognize the importance of recruiting and retaining talented leaders as we enter this next phase as a company and have announced the appointment of Mr. Johnson as our new Chief Executive Officer and President, with Mr. Johnson expected to enter this role on May 2, 2019. As a result of the Board’s previously announced Board refreshment process, in April 2019 eleven new directors joined two continuing directors on the Board of PG&E Corporation and the Utility, with eight of ten then-incumbent directors stepping down. Mr. Johnson is expected to join the Board of Pacific Gas and Electric Company on May 2, 2019 concurrently with stepping into his role as Chief Executive Officer and President of PG&E Corporation. We believe that these steps position us to continue to improve our safety and operational effectiveness.

Short-Term Performance and Pay

2018 SHORT-TERM INCENTIVE PLAN RESULTS

The STIP is the annual cash incentive plan for executives. Performance is measured against targets previously approved by the Compensation Committee.

Overall safety performance, measured with respect to certain pre-set compliance, employee, and operational safety goals exceeded target. More specifically, performance for the Diablo Canyon Power Plant Reliability and Safety Indicator met the stretch goal for both units. Performance for the Public Safety Index exceeded target through focused effort from the Vegetation Management group and contractors to maintain continuous compliance through numerous quality control and quality assurance audits across the system. Performance for the Asset Records Duration Index exceeded target through increased accountability, work visibility, and focus by the clerical, construction, estimating, and mapping teams. Specifically, increased utilization of real-time reports allowed immediate visibility to orders with issues, so actions could be taken to reduce cycle times. Performance for the Gas In-Line Inspection and Upgrade Index exceeded target through successful completion of medium- and high-risk projects. Performance for the Gas Dig-Ins Reduction measure exceeded stretch goal due to a 3.5 percent decrease in dig-ins with a 13.5 percent increase in volume of Underground Service Alert tickets compared to the same period in 2017. Performance for the Serious Injuries and Fatalities (SIF) Corrective Action Index exceeded target through good performance on timely completion of corrective actions and completed SIF investigation reports.

Customer performance was above stretch goal. Record reliability satisfaction perception and significantly improved pricing satisfaction boosted 2018 performance. Customer focus and customer service satisfaction also significantly improved in 2018 along with several other key survey drivers. Additionally, the Utility met estimating and construction cycle time targets approximately 91 percent of the time due to a focus by the Restoration & Construction teams to prioritize schedules based on customers’ needs.

Financial performance as measured by earnings from operations exceeded the year-end target, primarily driven by the expected cost recovery of insurance premiums above amounts included in authorized revenues as a result of the CPUC authorizing a Wildfire Expense Memorandum Account, and tax favorability associated with the 2017 tax return, partially offset by higher emergency and restoration costs.

Overall company STIP results resulted in a final company performance score of 1.601.

After reviewing overall company performance in light of the devastating 2018 Camp fire, the hardships incurred by communities and others, and the companies’ financial circumstances including the need to seek relief under Chapter 11, management recommended that the Committee exercise its discretion and reduce the company performance score to zero. The Committee and Boards accepted the recommendation and no 2018 STIP awards were paid.

Long-Term Performance and Pay

Our equity-based incentive plan is designed to link executive performance to long-term shareholder returns. Awards consist of (1) performance shares which cliff-vest following a three-year performance period, (2) RSUs with time-based vesting, and (3) stock options with time-based vesting.

2016 Performance Share Result – TSR

Fifty percent of long-term incentive plan awards granted in 2016 were allocated to performance shares with the payout determined by comparing PG&E Corporation’s TSR to that of the companies in its 2016 Performance Comparator Group. PG&E Corporation’s TSR ranked below all companies in the 2016 Performance Comparator Group for the three-year period from 2016 to 2018, resulting in no payout in 2019 with respect to these performance shares.

TOTAL SHAREHOLDER RETURN PERFORMANCE
AS OF DECEMBER 31, 2018

2016 Performance Share Result – Safety and Affordability

Ten percent of LTIP awards granted in 2016 were allocated to performance shares with the payout determined by measuring performance against equally-weighted safety and affordability goals. Safety performance, as measured by the 2016 through 2018 Lost Workday Case Rate, was below the threshold target. Affordability, as measured by three-year efficiency gains versus a $100 million target, achieved a 2.0 score. The overall result was a 100 percent payout in 2019 for these performance shares, which represented 10 percent of the total target LTIP grant value for 2016.

2016-2018 SAFETY AND AFFORDABILITY RESULTS

CEO Realizable Compensation

The Compensation Committee believes that analyzing realizable pay is important in understanding the relationship between the targeted compensation that was approved for the CEO of PG&E Corporation and the compensation that was actually earned, or may still be earned, based on company performance.

For the past three years in aggregate, CEO realizable pay was 48 percent of target. Target compensation for each year includes salary, non-equity incentives at target, the value of stock awards granted (at grant date fair market value), change in pension value, and all other compensation.

Realizable compensation for each year includes salary, non-equity incentives earned, the value of stock awards (using the December 31, 2018 stock price for vested awards or, for outstanding unvested awards, the expected value at vesting based on the December 31, 2018 stock price), change in pension value, and all other compensation. Based on the significant reduction in TSR following 2017 and 2018 catastrophic wildfire events, no payouts are assumed for performance shares granted in 2017 and 2018 using a TSR measure. Target payouts are assumed for performance shares granted in 2017 and 2018 using safety and affordability or financial goals.

Effective March 1, 2017, Ms. Williams replaced Anthony F. Earley, Jr. as CEO of PG&E Corporation. The following chart presents Mr. Earley’s compensation for 2016 and Ms. Williams’ compensation for 2017 and 2018.

CEO TARGET AND REALIZABLE COMPENSATION
(2016 - 2018) IN $ MILLIONS

2. COMPENSATION PROGRAM OBJECTIVES, PROCESS, AND COMPETITIVE MARKET REVIEW

2018 Officer Compensation Program Objectives

The Compensation Committee established PG&E Corporation’s officer compensation program for 2018 to meet three primary objectives:

●
Performance-Based Pay—A significant portion of total compensation is at risk based on PG&E Corporation and individual performance. Short- and long-term incentives reflect safety, customer, operational, and financial goals, and long-term shareholder returns, without promoting excessive risk-taking.

●
Shareholder Alignment—A significant component of every officer’s compensation is tied directly to PG&E Corporation’s performance for shareholders. Performance is defined as TSR, measured by stock price appreciation and dividends paid, relative to companies in the Performance Comparator Group.

●
Market-Competitive Compensation Levels—Target cash compensation (base salary and short-term incentive) should be competitive with the median target cash compensation for comparable officers in the Pay Comparator Group.

PG&E Corporation’s and the Utility’s 2018 compensation policies and practices described below and elsewhere in this Amendment No. 1 are designed to meet these objectives. These objectives for 2018 were largely unchanged from 2017.

The Committee also considers shareholder advisory votes as part of its review of executive compensation programs and practices. In May 2018, PG&E Corporation’s and the Utility’s shareholders approved the companies’ NEO compensation for 2017 with votes of 94.9 percent and 99.9 percent, respectively. The Committee considered these results and, given the level of shareholder support, made no material changes to compensation policies in 2018.

Executive Officer Compensation-Setting Process

The executive officer compensation setting process for 2018 was consistent with that in prior years. Each year, the independent members of the applicable Board, based on the Compensation Committee’s advice and recommendation, approve the amounts of total target compensation for the CEO of PG&E Corporation and the CEO of the Utility (or, if the Utility CEO office is not filled, the Utility President or equivalent). Such approvals are made following a review of comparative data, advice from the Committee’s independent compensation consultant, and an assessment of individual performance, objectives, and scope of responsibilities. The Committee also approves the amounts of total target compensation for all other executive officers based upon a review of comparative data, advice from its independent compensation consultant, and recommendations from the Corporation CEO and the Utility CEO (or, if the Utility CEO office is not filled, the Utility President or equivalent), as applicable. The Committee uses comparative data throughout the year to set the total target compensation of new executive officers. The Committee also reviews other benefits provided to executive officers.

The PG&E Corporation Board has delegated to the Compensation Committee the authority to administer the 2014 LTIP, under which equity-based awards have been made. In addition, the Corporation Board has delegated to the Corporation CEO the authority to grant LTIP awards to certain eligible participants within the guidelines adopted by the Committee.

The PG&E Corporation CEO and the Utility CEO (or, if the Utility CEO office is not filled, the Utility President or equivalent) generally attend a portion of each Compensation Committee meeting but excuse themselves from the Committee’s deliberations or decisions with respect to their own pay. At the Committee’s request, the Corporation CEO and the Utility CEO (or, if the Utility CEO office is not filled, the Utility President or equivalent) review with the Committee the performance of the other NEOs. The Corporation CEO and the Utility CEO (or, if the Utility CEO office is not filled, the Utility President or equivalent), as applicable, also recommend adjustments, if any, in base pay, annual incentive awards, and LTIP awards for the other NEOs.

These recommendations are given appropriate weight by the Committee in the compensation-setting process, given each CEO’s and President’s direct knowledge of the performance and contributions of each NEO. The Committee may exercise its discretion to accept, reject, or modify their recommendations based on the Committee members’ collective assessment of the NEOs’ performance and pay position relative to the peer group, as well as PG&E Corporation’s overall financial and operating performance and other factors that the Committee deems appropriate.

The Compensation Committee may delegate its authority with respect to ministerial matters under the 2014 LTIP to the PG&E Corporation CEO or the PG&E Corporation Senior Vice President, Human Resources.

The PG&E Corporation Board has delegated to the Corporation CEO the authority to approve compensation, within guidelines approved by the Compensation Committee, to lower-level officers—excluding Section 16 Officers—and to non-officer employees. With respect to equity awards, such Committee-approved guidelines include the LTIP annual award value ranges for different categories of employees, an aggregate cap on the value of awards for any given year, and the terms and conditions of all LTIP awards to be made during the year. The guidelines also specify the grant date for annual LTIP awards. Actual awards are made within the range of target LTIP values previously approved by the Committee.

Consultants and Advisers

The Compensation Committee retains independent compensation consultants to advise the Committee on compensation programs and practices, including pay levels for non-employee directors and for officers.

For establishing 2018 compensation, the Compensation Committee retained Pay Governance LLC (“Pay Governance”) as its independent consultant for general compensation issues. Neither Pay Governance nor any of its affiliates provided any services to management of PG&E Corporation, the Utility, or their affiliates, although Pay Governance has maintained a working relationship with management in order to fulfill Pay Governance’s primary role as adviser to the Compensation Committee. Pay Governance is a nationally recognized independent firm providing consulting assistance to corporations to develop compensation programs for senior executives, key employees, and boards of directors. Pay Governance was first selected as the Compensation Committee’s independent consultant in September 2014, following the Committee’s review of numerous candidate firms.

During 2018, Pay Governance advised the Compensation Committee on the following matters:

●	Non-employee director compensation,

●	Executive compensation competitive market,

●	Executive compensation emerging trends and best practices,

●	Shareholder advisory firms’ pay and performance analyses,

●	Compensation risk analysis,

●	Proxy statement disclosures relating to compensation,

●	Severance and change-in-control practices and policies,

●	Corporate governance best practices relating to compensation, and

●	Compensation matters relating to CEO transition.

In late 2018, the companies retained Willis Towers Watson (“WTW”) as an independent consultant for the discrete, targeted purpose of advising the Compensation Committee, the Boards of Directors, and management with respect to incentive plans, retention plans, and non-employee director compensation for companies undergoing financial restructurings. WTW received $150,000 in fees during 2018 for such services. WTW also has historically provided the companies with customary actuarial and consulting services with respect to employee compensation and benefit plan administration. WTW received $2.3 million for such services during 2018. The WTW representatives who work on the targeted executive and director compensation issues for the companies have no relationships with PG&E Corporation’s and the Utility’s Board members and executive management (other than through the provisions of such targeted consulting services) and are independent of the WTW team working on ordinary course matters for the companies. Compensation that would be received by the WTW executive and director compensation team is not directly tied to the other fees paid to WTW by PG&E Corporation and the Utility.

The Compensation Committee determined that no conflicts of interest were raised by the work of Pay Governance or WTW during 2018.

The Compensation Committee also has discretion to engage other compensation consultants, as well as legal counsel and other advisers, although it did not do so during 2018. The Committee will consider any advisers’ and consultants’ independence, and whether the work of any compensation consultants will raise any conflict of interest. PG&E Corporation pays the reasonable compensation costs for any such advisers and consultants.

Management also may retain compensation consultants to assist management and the Compensation Committee in connection with compensation matters.

2018 NEO Compensation Competitive Market Review

For 2018, the Compensation Committee used a Pay Comparator Group of publicly traded gas and electric utilities to evaluate market practice and assess PG&E Corporation’s and the Utility’s competitive pay position, supplemented by data for the broader energy services sector or general industry, as appropriate. All elements of NEO total direct pay (base pay and short- and long-term incentive targets) were compared individually and in aggregate to the applicable benchmark data.

The Committee does not adhere strictly to formulas or survey data to determine the actual mix and amounts of compensation. The Committee considers various additional factors, including each NEO’s scope of responsibility and organizational impact, experience, and performance, as well as PG&E Corporation’s and the Utility’s overall safety, operating, and financial results. This flexibility is important in supporting the overall pay-for-performance philosophy and in meeting the Committee’s objectives of attracting, retaining, and motivating a talented executive leadership team.

In setting 2018 compensation levels, base pay and short-term incentive targets were aligned with the market median.

Target annual LTIP award values for 2018 reflect long-term incentive award trends of the market. Specifically, performance share awards using a TSR metric are designed to (1) provide payouts commensurate with PG&E Corporation’s TSR performance as compared to the 2018 Performance Comparator Group, and (2) deliver long-term incentive compensation at approximately the 60th percentile level of the 2018 Pay Comparator Group, upon achievement of 60th percentile TSR performance as compared to the 2018 Performance Comparator Group. If the Corporation’s TSR performance is at the median level of the 2018 Performance Comparator Group, participants will realize a payout below target award values. Actual amounts realized by NEOs depend on the Corporation’s performance, as measured by stock price and relative TSR performance as compared to the 2018 Performance Comparator Group and by actual safety and financial performance as compared to established targets. Stock options only have value if the price of PG&E Corporation common stock upon exercise exceeds the stock option strike price.

Pay Comparator Group

For 2018, the Pay Comparator Group used to benchmark compensation elements consisted of all companies listed in the Philadelphia Utility Index, with two replacements. Sempra Energy and WEC Energy Group, Inc. were used as comparators in place of American Water Works, due to its dissimilar business model, and El Paso Electric because, with annual revenues under $1 billion, it is too small to be a reasonable comparator. The Philadelphia Utility Index, which is administered by NASDAQ, consists of a group of 20 companies (including PG&E Corporation) that are selected by NASDAQ based on having a primary business in the electric utility sector and meeting minimum market capitalization criteria.

A total of 19 companies were included in the 2018 Pay Comparator Group.

AES Corporation Ameren Corporation American Electric Power Company, Inc. CenterPoint Energy, Inc. Consolidated Edison, Inc. Dominion Resources, Inc. DTE Energy Company	Duke Energy Corporation Edison International Entergy Corporation Eversource Energy Exelon Corporation FirstEnergy Corp. NextEra Energy, Inc.	Public Service Enterprise Group Sempra Energy Southern Company WEC Energy Group, Inc. Xcel Energy Inc.

In addition, supplemental data for the broader energy services segment, adjusted for PG&E Corporation’s revenues, was provided by WTW from its proprietary Energy Services executive compensation survey, which includes information from over 100 energy services companies. Due to the proprietary nature of the data, WTW did not disclose the companies matching individual benchmark positions.

Performance Comparator Group

Each year, PG&E Corporation and the Utility also identify a Performance Comparator Group that is used only for evaluating PG&E Corporation’s relative TSR performance to determine payouts for LTIP performance shares. In determining the composition of the Performance Comparator Group for 2018, the Compensation Committee decided that the Performance Comparator Group will include companies (1) that are categorized consistently by the investment community as “regulated,” as opposed to “less regulated,” based on analysis of revenue sources (i.e., the companies have business models similar to the Corporation and the Utility), and (2) that have a market capitalization of at least $4 billion. The Committee first selected companies listed on the Philadelphia Utility Index that meet these criteria and then selected additional companies that also meet these criteria. A total of 15 companies were included in the Performance Comparator Group for performance shares granted in 2018.

Alliant Energy Corporation	DTE Energy Company	Pinnacle West Capital Corporation
Ameren Corporation	Duke Energy Corporation	SCANA Corporation
American Electric Power Company, Inc.	Edison International	Southern Company
CMS Energy Corporation	Eversource Energy	WEC Energy Group, Inc.
Consolidated Edison, Inc.	NiSource Inc.	Xcel Energy Inc.

3. RISK AND GOVERNANCE APPROACH

The companies’ compensation programs emphasize sound governance practices. Our executive compensation practices, as aligned with best practices, include:

Our Compensation Practices	NOT Our Compensation Practices
Pay for Performance. A majority of compensation is “at risk” and linked to shareholder interests.	No Unearned Dividends Paid. No dividends or dividend equivalents are paid on unvested equity awards.
Shareholder Outreach. Discussions with key institutional investors on a regular basis.	No Repricing of Options and Stock Appreciation Rights. Repricing requires shareholder approval.

Clawback Policy. Clawback policy with a three-year reach-back triggered by (1) financial restatement, (2) material miscalculation of performance measure, or (3) fraud or misconduct resulting in material financial or reputational harm to either company. Revised February 2018 and February 2019.
No Tax Gross-Ups. No tax gross-ups are provided, except for limited programs generally available to all management employees.
Double Trigger. Change-in-control severance requires a “double trigger.”	No Hedging or Pledging. Policy restricts hedging and pledging of either company’s stock.
Realizable Pay. The Compensation Committee reviews tally sheets and considers realizable pay	No Additional Service Credit. Policy against granting additional credited service under the Supplemental Executive Retirement Plan.
Limited Severance Benefits. Benefits are limited to one times base salary plus target STIP bonus, pro-rata vesting of performance shares, and one-year continued vesting of RSUs and options.
Compensation Consultant. The Compensation Committee engages an independent consultant and has a policy concerning independence.
Ownership Guidelines. Share ownership and retention requirements (6X base salary for the CEO; 1.5X to 3X for other NEOs, except Mr. Thomason).

Executive Stock Ownership Guidelines

The 2010 Executive Stock Ownership Guidelines are designed to encourage senior executive officers to achieve and maintain a minimum investment in PG&E Corporation common stock at levels set by the Compensation Committee, and to further align executive interests with those of PG&E Corporation’s shareholders. Executive stock ownership guidelines are increasingly viewed as an important element of a company’s governance policies.

For NEOs in 2018, the stock ownership target for Ms. Williams was six times base salary, the target for Messrs. Malnight, Wells, and Simon was three times base salary, and the target for Messrs. Soto and Hogan was one and one-half times base salary. Mr. Thomason is not subject to stock ownership guidelines. Prior to his retirement, the stock ownership target for Mr. Stavropoulos was three times base salary.

Until an executive meets the applicable stock ownership guideline, he or she must retain 50 percent of the net shares realized from the vesting of RSUs or stock units (including performance shares), after accounting for tax withholding. For calculating compliance with the guidelines, unvested RSUs and unvested stock units are not considered, except in the case of RSUs after a participant is retirement-eligible (as defined in the applicable award agreement).

Clawback Policy

In February 2018, and again in February 2019, the Compensation Committee approved changes to the Clawback Policy, broadening the scope of events to which recoupment applies, including events not predicated on a restatement. The policy now provides the Committee and Boards with the discretion to seek recoupment of payments made to a Section 16 Officer under the following circumstances:

●	if either company restates financial statements that were filed with the SEC for any of the past three completed fiscal years, or

●	if during any of the past three completed fiscal years a material miscalculation occurred with respect to the amount of any payment made to an individual who was a Section 16 Officer, or

●	if any individual in the past three fiscal years engaged in fraud or other misconduct, and such fraud or misconduct caused material financial or reputational harm to either company.

Compensation Risk Analysis

Pay Governance assists PG&E Corporation and the Utility with a review of the design of the companies’ incentive plans relative to general compensation plan risk factors. The companies reviewed the overall compensation pay structure, the overall mix of compensation vehicles, the structure of the incentive plans, other company pay plans, and governance for oversight of program design and administration. With respect to incentive plan structure, the companies specifically examined target and maximum compensation payable from each plan, the nature and mix of performance measures, the governance structure, the risk of earnings manipulation posed by the incentive structure, and the extent to which the NEO pay program rewards short-term decisions at the risk of long-term performance. The companies also generally considered other compensation policies (such as clawback and anti-hedging policies), other compensation plans relating to severance and change-in-control benefits, and compensation governance.

For 2018, Pay Governance concluded that there were no material issues regarding the companies’ executive pay programs, and that the design of the companies’ incentive pay plans has, overall, a low-risk profile.

To further ensure appropriate incentive metrics, the Compensation Committee also receives advice from the Safety and Nuclear Oversight Committees regarding appropriate safety and operational incentive measures.

Based on the foregoing, PG&E Corporation and the Utility concluded that the risks arising from the companies’ overall compensation policies and practices are not reasonably likely to have a material adverse effect on either the Corporation or the Utility.

Tax Deductibility

With the passage of the Tax Cuts and Jobs Act of 2017, section 162(m) of the Internal Revenue Code no longer permits companies to deduct certain qualified performance-based executive compensation. As a result, in establishing compensation for 2018, the Committee no longer considered the tax deductibility limitations imposed by section 162(m).

Despite the new limits on the deductibility of performance-based compensation, the Committee continues to believe that a significant portion of NEO compensation should be tied to company performance.

4. 2018 COMPENSATION STRUCTURE

Named Executive Officers

Named Executive Officers of PG&E Corporation for 2018 (positions as of December 31, 2018)

●	Geisha J. Williams—CEO and President, PG&E Corporation

●	Jason P. Wells—Senior Vice President and Chief Financial Officer, PG&E Corporation

●	John R. Simon—Executive Vice President and General Counsel, PG&E Corporation

●	Jesus Soto, Jr.—Senior Vice President, Gas Operations, Pacific Gas and Electric Company

●	Steven Malnight—Senior Vice President, Energy Supply and Policy, Pacific Gas and Electric Company

●	Nickolas Stavropoulos—Special Advisor, Pacific Gas and Electric Company (previously President and COO, Pacific Gas and Electric Company through August 31, 2018; employment ended September 30, 2018)

Named Executive Officers of Pacific Gas and Electric Company for 2018 (positions as of December 31, 2018)

Ms. Williams and Messrs. Wells, Simon, Soto, Malnight, and Stavropoulos are considered NEOs of the Utility. The other NEOs of the Utility for 2018 are:

●	Patrick Hogan—Senior Vice President, Electric Operations, Pacific Gas and Electric Company

●	David S. Thomason—Vice President, Chief Financial Officer and Controller, Pacific Gas and Electric Company

As of December 31, 2018, three individuals concurrently served as PEOs of the Utility: Patrick Hogan, Steven Malnight, and Jesus Soto.

2018 Officer Compensation Program

NEOs received the following types of compensation during 2018.

Type	Component	Key Elements
Cash	Base Salary	●	Determined annually, though merit increase adjustments, or lump sum in lieu of an adjustment, may be made mid-year.
	Short-Term Incentive	●	Based on corporate performance against pre-established operational and performance goals that are set annually.
		●	The Boards and the Compensation Committee have discretion to adjust payments (e.g., for external factors or individual performance) and to reduce awards to zero.
Equity	RSUs	●	Generally have a three-year vesting period (one-third at the end of each year) while employed or after retirement.
	Performance Shares	●	Generally vest after a three-year performance period (while employed or after retirement).
		●	Payout is based on TSR relative to 15 peer companies selected by the Compensation Committee and achievement of safety and financial goals.
	Stock Options	●	Generally have a three-year vesting period (one-third at the end of each year) while employed or after retirement.
		●	Exercise price based on closing price of PG&E Corporation common stock on grant date.
Post-Employment	Pension	●	NEOs receive benefits based on their base pay and number of years of service, subject to limits imposed by the Internal Revenue Service.
		●	Vested benefits are payable at the later of age 55 or separation from service.
		●	Benefits may be reduced unless at least 35 years of service or age 65.
	Supplemental Pension	●	Eligible NEOs receive benefits based on their base pay plus short-term incentive, and the number of years of service.
		●	Benefits may be reduced unless at least 35 years of service or age 65, at time of separation, and are reduced by amounts payable from the tax-qualified pension plan.
		●	Vested benefits are payable at the later of age 55 or separation from service.
	Deferred Compensation	●
Officers elected after December 31, 2012 (Messrs. Hogan and Thomason) participate in the Defined Contribution Executive Supplemental Retirement Plan (DC-ESRP) rather than the supplemental pension plan described above.

		●	For eligible NEOs, each time salary or STIP is paid, the company credits the participant’s non-qualified deferred compensation account with an amount equal to 7 percent of the payment.
		●	DC-ESRP account balances, including earnings, are distributed to the participant in up to 10 annual installments following the end of employment.
Other	Perquisites	●
Limited perquisites include safety- and security-based car transportation services for the PG&E Corporation CEO and the Utility President; on-site parking; executive health services; partial subsidy of financial services; accidental death and dismemberment insurance; and other de minimis perquisites provided under a pre-approved perquisite policy.

		●	Lump-sum annual cash stipend paid in lieu of providing broader perquisite benefits.
		●	Also may include the following items that are available to other management employees: health club fee reimbursement and relocation services.

The following charts illustrate the percentage of target 2018 compensation allocated to base salary plus cash perquisite allowance, short-term incentives, and long-term incentives for the PG&E Corporation CEO and for the other NEOs on average. (Short-term incentives are shown at target payout levels, and long-term equity incentives are shown at 100 percent payout.)

For 2018, the Compensation Committee believes that these proportions of base salary relative to target short-term and long-term incentives provided the right mix to attract, retain, and motivate officers with the necessary skills and experience for the development and successful operation of PG&E Corporation’s and the Utility’s businesses. They also provided a direct connection between compensation and performance in both the achievement of key operating results and long-term shareholder value, as more fully described below.

A greater portion of the PG&E Corporation CEO’s 2018 target compensation is tied to the long-term performance of PG&E Corporation, which the Committee believes is appropriate given the CEO’s role.

Compensation paid to the NEOs was consistent with the types and forms of compensation provided during 2018 to all executive officers of the companies.

Components of 2018 Officer Compensation – Cash

Base Salary

For NEO compensation, the base salary component falls within a range of 10 percent to 40 percent of target total compensation, depending on officer level.

This is consistent with the Compensation Committee’s objective of tying a significant portion of every NEO’s compensation directly to PG&E Corporation’s performance for shareholders through short-term and long-term incentives.

For 2018, the Committee approved a base salary increase budget of 3.25 percent. The comparative data indicated that the companies in the Pay Comparator Group expected to provide officers a 3.20 percent average salary increase in 2018.

In the case of NEOs, the base salary at PG&E Corporation and the Utility are targeted to be within a range of between 15 percent above and 15 percent below (the “15 percent band”) the median base salary of the appropriate benchmark position. The Committee believes that this level of comparability to the market is appropriate and consistent with its pay philosophy of taking into consideration factors other than market data in establishing individual pay levels, while delivering cash compensation that is competitive with the market.

Short-Term Incentives

The STIP is an at-risk component of pay. NEOs and other eligible employees may earn annual performance-based cash incentive compensation under the STIP based on achievement of financial and operational goals approved by the Committee and an individual executive’s achievements for the year. The Committee retains complete discretion to determine and pay all STIP awards to NEOs and other eligible employees. This includes discretion to reduce the final score on any and all measures downward to zero.

2018 STIP Structure and Results

For 2018, the Committee adopted a STIP structure that continued PG&E Corporation’s and the Utility’s focus on improving public and employee and contractor safety and customer satisfaction. The weights of the components – Safety, Customer Satisfaction, and Financial – were unchanged from 2017 at 50 percent, 25 percent, and 25 percent, respectively.

The Safety component was structured to provide a strong focus on the safety of employees, customers, and communities. It was made up of five subcomponents: (1) Nuclear Operations Safety, (2) Electric Operations Safety, (3) Electric and Gas Operations Safety, (4) Gas Operations Safety, and (5) Employee Safety. Three new safety measures were added for 2018 – Public Safety Index with a weight of 10 percent, Asset Mapping Duration Index with a weight of 10 percent, and Safe Driving Rate with a weight of 5 percent.

The Customer Satisfaction measures were designed to incent employees to be more responsive to customers’ needs. One new customer satisfaction measure was added for 2018 – Customer Connection Cycle Time with a weight of 10 percent.

As in prior years, corporate financial performance was measured by PG&E Corporation’s actual earnings from operations compared to budget.

Each STIP measure has a threshold, target, and maximum level of performance used to arrive at a score ranging from zero to 2.0 for that measure. Performance below the minimum performance level, or threshold, results in a zero score. Performance at the threshold results in a STIP score of 0.5. Target performance results in a STIP score of 1.0, and performance at or above the maximum established level results in a score of 2.0. A score of 1.0 provides 100 percent of an executive’s target payout. Performance at the threshold and maximum levels delivers 50 percent and 200 percent of targeted payout, respectively. Linear interpolation is used to determine scores for performance between threshold and target, and between target and maximum.

The STIP overall performance score is the sum of the weighted cumulative average scores for performance on each of the STIP measures.

An NEO’s final STIP score also may be increased or decreased by an individual performance modifier, which can range from 0 percent to 150 percent. The individual performance modifier is determined by the Committee based upon the PG&E Corporation CEO’s assessment of an executive’s performance, or the applicable Board’s assessment in the case of the CEO’s or the Utility President’s (or equivalent officer’s) performance, for the year.

For 2018, the measures and related weightings, thresholds, targets, maximums, and results for calculating the STIP performance score were as follows:

2018 STIP Measures	Weight	Threshold	Target	Maximum	Result	Score	Weighted Average Score
SAFETY COMPONENT (50%)
Nuclear Operations Safety
Diablo Canyon Power Plant Reliability and Safety Indicator
Unit 1 Reliability and Safety Indicator	2.5%	85.3	96.4	100.0	100.0	2.000	0.050
Unit 2 Reliability and Safety Indicator	2.5%	85.3	87.6	90.0	90.0	2.000	0.050
Electric Operations Safety
Public Safety Index	10%	0.5	1.0	2.0	1.9	1.888	0.189
Gas and Electric Operations Safety
Asset Records Duration Index	10%	0.5	1.0	2.0	1.3	1.268	0.127
Gas Operations Safety
Gas In-Line Inspection and Upgrade Index	5%	0.5	1.0	2.0	1.5	1.483	0.074
Gas Dig-ins Reduction	5%	2.0	1.91	1.8	1.6	2.000	0.100

Employee Safety
Serious Injuries and Fatalities (SIF) Corrective Action Index	10%	0.5	1.0	2.0	1.6	1.600	0.160
Safe Driving Rate	5%	6.7	6.5	6.1	no results	0.000	0.000

CUSTOMER SATISFACTION COMPONENT (25%)
Customer Satisfaction Score	15%	74.0	75.0	76.5	77.3	2.000	0.300
Customer Connection Cycle Time	10%	15	10	8	6	2.000	0.200

FINANCIAL COMPONENT (25%)
Earnings from Operations (EFO) (in millions)	25%	95% of Budget	$1,976 (Budget)	105% of Budget	$2,016	1.404	0.351
	100%						1.601

The measures in the foregoing table are defined below.

Diablo Canyon Power Plant Reliability and Safety Indicator—Year-end score for the Utility’s Diablo Canyon Power Plant Units 1 and 2 based on 11 performance indicators developed by the nuclear industry for nuclear power generation.

Public Safety Index—A weighted index of three programs that evaluate compliance in the CPUC High Fire-Threat District (HFTD).

Asset Records Duration Index—An equally-weighted index comprised of Gas and Electric Asset Record Duration Indices tracking the average number of days to complete the as-built process of capital and expense jobs.

Gas In-Line Inspection and Upgrade Index—Index measuring the Utility’s ability to complete planned in-line inspections and pipeline retrofit projects.

Gas Dig-ins Reduction—Number of third-party dig-ins to the Utility’s gas assets per 1,000 Underground Service Alert tickets.

Serious Injuries and Fatalities (SIF) Corrective Action Index—Index measuring two equally-weighted measures of response to SIF events: (1) Quality of Corrective Actions, and (2) Timely Completion of Corrective Actions.

Safe Driving Rate—The total number of Vehicle Safety Technology (VST) in-vehicle performance monitor alerts for hard braking and hard acceleration per thousand miles driven.

Customer Satisfaction Score—Overall satisfaction of customers with the products and services offered by the Utility, as measured through an ongoing survey.

Customer Connection Cycle Time—The 12-month average Service Planning and Construction cycle time for electric residential Express Connections New Business Work requested by Utility customers.

Earnings from Operations (EFO)—PG&E Corporation’s actual earnings from operations, excluding items impacting comparability compared to budget. The measurement is non-GAAP. Please see Exhibit A for a reconciliation of PG&E Corporation’s earnings from operations to income available for common shareholders in accordance with GAAP.

Individual Awards Determination

STIP cash awards to NEOs are calculated as follows:

1.	Determine the executive’s individual STIP target, which is the NEO’s base salary earned during the year multiplied by the individual’s STIP participation rate.

2.
Calculate the overall enterprise-wide STIP performance score, which can range from 0 to 2.0 and is calculated based on final results compared to the threshold, target, and maximum of each weighted measure.

3.	Multiply the STIP target by the performance score to determine the calculated company award.

4.	Multiply the calculated company award by the NEO’s individual performance modifier.

5.
The Committee (and the independent members of the PG&E Corporation and Utility Boards of Directors in the case of the CEO and any President (or equivalent) of the respective companies) approves all final awards and has discretion to adjust all STIP awards.

For 2018, the Committee approved NEO participation rates that ranged from 45 percent to 130 percent of base salary (the 130 percent participation rate applies only to the PG&E Corporation CEO). This range is within the 15 percent band of the Pay Comparator Group’s median annual incentive participation rates.

For 2018, the Committee and the independent members of each of the PG&E Corporation and Utility Boards of Directors exercised their discretion to adjust awards for NEOs and the PG&E Corporation CEO and Pacific Gas and Electric Company principal executive officers, setting the company score to zero. No STIP awards were paid to NEOs for 2018.
Long-Term Incentives

Long-Term Incentive Awards Granted in 2018

LTIP awards (both annual and mid-year) are granted consistent with the PG&E Corporation Equity Grant Date Policy (see discussion below under "Equity Grant Dates").

Award Type/Measure	Weight
Performance Shares	35%
Total Shareholder Return (20%)
Safety: Serious Injuries and Fatalities (SIF)
Effectiveness of Corrective Actions (10%)
Financial: Earnings from Operations (5%)
Nonqualified Stock Options – Time Based Vesting	20%
Restricted Stock Units – Time Based Vesting	45%

In February 2018, the Compensation Committee (and the independent members of the PG&E Corporation Board in the case of Ms. Williams, and the independent members of the Utiilty Board in the case of Mr. Stavropoulos) approved annual LTIP awards for 2018, which were granted in May 2018.

Target annual LTIP award values for 2018 for the NEOs were determined based on competitive market data, internal equity considerations, and advice from Pay Governance. The annual LTIP awards for 2018 granted to the NEOs were comprised of 35 percent performance shares using relative TSR, safety, and financial measures, 20 percent nonqualified stock options, and 45 percent RSUs.

For 2018, the Committee believes that this allocation of performance shares, stock options and RSUs closely aligned NEO compensation with long-term PG&E Corporation performance and shareholder value. Because performance shares, stock options and RSUs each vest over a three-year period and increase or decrease in value depending on the performance of PG&E Corporation common stock, these awards are at risk based on corporate performance, and align the interests of NEOs with performance for shareholders.

Additional details regarding performance shares, stock options and RSUs are provided below.

Performance Shares – TSR

Performance shares are hypothetical shares of PG&E Corporation common stock tied directly to PG&E Corporation’s performance for shareholders, and generally vest only at the end of a three-year performance period.

The number of performance shares with a TSR measure granted in May 2018 to each NEO was determined by multiplying 35 percent of the NEO’s actual annual LTIP award value for 2018 by 20 percent and dividing the result by the grant date fair value of a performance share as determined by a Monte Carlo simulation.

Performance shares with a TSR measure granted in May 2018 will vest, if at all, following completion of the three-year performance period starting January 1, 2018 and ending December 31, 2020 and upon certification of performance results by the Compensation Committee, which will occur no later than March 14, 2021. The payout value of any vested performance shares will be based on PG&E Corporation’s TSR relative to the 2018 Performance Comparator Group for the period. The payment for performance shares will be in the form of stock and will be calculated by multiplying (1) the number of vested performance shares by (2) a payout factor based on the Corporation’s relative TSR performance compared to the Performance Comparator Group.

As shown in the following 2018 Performance Share Payout Scale, payouts of performance shares are linked to PG&E Corporation’s TSR performance compared to the Performance Comparator Group. 60th percentile performance is required for a 100 percent payout.

2018 PERFORMANCE SHARE PAYOUT SCALE NUMBER OF COMPARATOR COMPANIES IN TOTAL = 15

Peer Company Rank	Company Performance Percentile	Rounded Payout
1	100	200%
2	93	200%
Maximum	90	200%
3	87	189%
4	80	167%
5	73	144%
6	67	122%
7 and Target	60	100%
8	53	86%
9	47	71%
10	40	57%
11	33	43%
12	27	29%
Threshold	25	25%
13	20	0%
14	13	0%
15	7	0%

Interpolation will be used if PG&E Corporation’s TSR performance does not fall directly on one of the listed performance percentiles.

Performance Shares – Safety and Financial

The number of performance shares with safety and financial measures granted in March 2018 to each NEO was determined by multiplying 35 percent of the NEO’s actual annual LTIP award value for 2018 by 15 percent and dividing the result by the closing price of a share of PG&E Corporation common stock on March 1, 2018.

Performance shares with safety and financial measures granted in March 2018 will vest, if at all, following completion of the three-year performance period starting January 1, 2018 and ending December 31, 2020 and upon certification of quantifiable performance results by the Compensation Committee, which will occur no later than March 14, 2021. The measures were designed to provide a direct focus on long-term safety and financial goals. The payout value of any vested performance shares will be based on achievement of safety and financial goals. The safety measure measures the total number of repeat SIF actual or potential injury or near-hit events per 200,000 hours worked. The financial measure compares Earnings from Operations (EFO) per share in 2018, 2019, and 2020 to the mid-point of the guidance range for each year. In the event that guidance is not issued until after February of the target year, the target will be set based on the Board-approved EFO forecast for the year. Awards pay out at 25 percent for threshold (95 percent of mid-point) performance, 100 percent for target (mid-point) performance, and 200 percent for maximum (105 percent of mid-point) performance. Interpolation will be used if results do not fall directly on the minimum, target, or maximum goal. The payment for performance shares will be in the form of stock and will be calculated by multiplying (1) the number of vested performance shares by (2) a payout factor based on achievement of performance goals.

Restricted Stock Units

RSUs are hypothetical shares of stock that are settled in an equal number of shares of PG&E Corporation common stock, and generally vest only if the officer remains employed over the vesting period. Because the value of RSUs varies with the price of PG&E Corporation common stock, RSUs align officers’ interests with those of shareholders (i.e., stock price appreciation and dividends). The multi-year vesting period also serves a retention purpose. The number of RSUs granted in March 2018 to each NEO was determined by multiplying the NEO’s actual annual LTIP award value for 2018 by 45 percent and dividing the result by the closing price of a share of PG&E Corporation common stock on March 1, 2018. Annual RSU awards granted in 2018 will vest in three tranches, with one-third vesting on the first business day of March of each of the three years following the grant date. The $500,000 retention RSU award granted to Mr. Soto on June 26, 2018 vests one-third on June 26, 2020 and two-thirds on June 26, 2021. The $300,000 promotional RSU award granted to Mr. Malnight on September 4, 2018 vests on September 4, 2020.

Nonqualified Stock Options

A stock option is the right to acquire shares at a fixed exercise price for a fixed time. The exercise price of each option is based on the closing price of the stock on the NYSE on the date of grant. Options vest and become exercisable ratably during each of the three years following the grant date. Options expire at the close of business ten years after the date of grant, after which time the options cease to be exercisable. Because the value of stock options varies with the price of PG&E Corporation common stock and because options have a ten-year expiration period, stock options align officers’ interests with those of shareholders while reflecting a longer-term view of the companies’ business environment. The number of stock options granted in March 2018 to each NEO was determined by multiplying the NEO’s actual annual LTIP award value by 20 percent and dividing the result by the Black-Scholes American Call model value per share on the date of grant.

Performance Shares Vested in 2018

The three-year performance cycle for annual performance share awards that were granted in 2015 under the 2006 LTIP ended on December 31, 2017. These awards vested on March 1, 2018, and payouts are reported in this Amendment No. 1 in the table entitled “Option Exercises and Stock Vested During 2018” under this Item 11.

For that performance period, PG&E Corporation’s TSR fell between 13th and 14th rank when compared to the 14 companies in the 2015 Performance Comparator Group. This ranking resulted in no payout with respect to the 2015 performance share awards using a TSR measure. PG&E Corporation’s TSR performance for the three-year period was 4.5 percent, as compared to the median TSR of 45.0 percent among the 2015 Performance Comparator Group companies for the same period.

Performance Shares Vested in 2019

Fifty percent of awards granted under the LTIP in 2016 were allocated to performance shares using a relative TSR measure. The three-year performance cycle ended on December 31, 2018. These awards vested on February 19, 2019 and any payouts for these awards would be expected to be reflected in the 2019 proxy statement. For that period, PG&E Corporation’s TSR fell lowest when compared to the 14 companies in the 2016 Performance Comparator Group. This ranking resulted in no payout with respect to the 2016 performance share awards using a TSR measure. PG&E Corporation’s TSR performance for the three-year period was negative 50.5 percent, as compared to the median TSR of 51.2 percent among the 2016 Performance Comparator Group companies for the same period. A 20-day average is used to determine the beginning and ending values for the calculation.

Ten percent of awards granted under the LTIP in 2016 were allocated to performance shares with the payout determined by measuring performance against equally-weighted safety and affordability goals. Safety performance, as measured by the 2016 through 2018 Lost Workday Case Rate was below the threshold target. Affordability, as measured by three-year efficiency gains versus a $100 million target, achieved a 2.0 score, with savings of $279 million, which is significantly above the $200 million maximum target. The overall result was a 100 percent payout in 2019 for these performance shares, which represented 10 percent of the total 2016 target LTIP award.

2016 Safety and Affordability Measures	Weight	Threshold	Target	Maximum	Result	Score	Weighted Average Score
SAFETY COMPONENT
2016-2018 Lost Workday Case Rate	50%	0.247	0.215	0.201	0.392	0.000	0.000
AFFORDABILITY COMPONENT
3-Year Efficiency Gains (in millions)	50%	$75	$100	$200	$279	2.000	1.000
	100%						100%

Equity Grant Dates

The PG&E Corporation Equity Grant Date Policy, as last amended in September 2017, generally provides that annual LTIP awards are granted once per year on March 1 (or if that day is not a business day, then on the following business day). The PG&E Corporation Board or the Compensation Committee may determine a different grant date if appropriate or necessary. The grant date for non-annual equity awards to employees (such as for newly hired or newly promoted officers or awards made for retention, recognition, or other purposes) is the later of (1) the date that the non-annual award is approved by the independent members of the PG&E Corporation or Utility Board, the Compensation Committee, or the PG&E Corporation CEO, as applicable, (2) the effective date of the LTIP award recipient’s employment, promotion, or recognition, or (3) the date otherwise specified by the applicable Board, the Committee, or the Corporation CEO. If the grant date of any non-annual LTIP award would occur during a trading blackout period, as defined under the PG&E Corporation Insider Trading Policy, then the actual grant date will be the first business day after the trading blackout period ends.

Other Elements of Executive Compensation in 2018

Perquisites and Related Compensation

NEOs generally receive a limited range of perquisite benefits, typically encompassing a partial subsidy for financial planning services from a third-party financial advisory firm, partial reimbursement of certain health club fees, on-site parking, executive health services, and de minimis perquisites under a pre-approved perquisite policy. The PG&E Corporation CEO and the Utility President also may receive safety-and security-based car transportation services. The magnitude of these perquisites, including the lump-sum payment described in the following paragraph, is comparable to that provided to executive officers of companies in the Pay Comparator Group, and the value of these services is taxable to the recipient.

The Compensation Committee (and the independent members of the PG&E Corporation Board in the case of Ms. Williams, and the independent members of the Utility Board in the case of Mr. Stavropoulos) also approved a 2018 lump-sum annual stipend amount for each executive officer consistent with 2017, which ranged from $15,000 to $35,000 (the upper end applicable only to Ms. Williams). This stipend is provided in lieu of providing the NEOs with additional perquisite benefits. The NEOs have discretion to use this stipend as they see fit.

The PG&E Corporation CEO is authorized to use private aircraft for business travel under appropriate circumstances. The Utility’s Corporate Aircraft Use policy prohibits use of Utility aircraft for personal travel.

Post-Retirement Benefits

NEOs are eligible to receive retirement benefits under the Utility’s tax-qualified defined benefit plan (“Retirement Plan”), which also provides benefits to other eligible employees of PG&E Corporation and the Utility. Retirement Plan benefits are in the form of either a final average pay pension benefit or a cash balance benefit. All NEOs except Messrs. Hogan and Thomason also are eligible to receive benefits under the PG&E Corporation Supplemental Executive Retirement Plan (“SERP”), which is a non-tax-qualified defined benefit pension plan that provides officers and key employees of the Corporation and its subsidiaries, including the Utility, with an additional pension benefit. These plans are described in the section entitled “Pension Benefits—2018” under this Item 11.

In February 2010, the Committee adopted a policy against crediting additional years of service for participants in the SERP.

Effective January 1, 2013, SERP participation was closed to new participants. Individuals who did not participate in the SERP but who were newly hired or promoted to officer after January 1, 2013 are eligible for non-tax-qualified defined contribution pension payments under the 2013 PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (“DC-ESRP”). Messrs. Hogan and Thomason were the only NEOs who participate in the DC-ESRP. The DC-ESRP is described in more detail in the section entitled “Non-qualified Deferred Compensation – 2018” under this Item 11.

NEOs and other officers and employees also are eligible to participate in the PG&E Corporation Retirement Savings Plan (“RSP”), a tax-qualified 401(k) plan. PG&E Corporation provides a maximum matching contribution of 75 cents for each dollar contributed, up to 6 percent of base salary for individuals eligible for the final average pay pension benefit and up to 8 percent of base salary for individuals eligible for a cash balance pension benefit. To the extent that the Internal Revenue Code limits prevent an NEO from making contributions to his or her RSP account and, as a result, company matching funds are not contributed to that NEO’s RSP account, the matching funds will instead be contributed to the NEO’s account in the PG&E Corporation 2005 Supplemental Retirement Savings Plan (“SRSP”), a non-qualified deferred compensation plan.

Upon retirement, NEOs also may be eligible for post-retirement health, welfare, insurance, and similar benefits, pursuant to plans that generally provide benefits to all employees. Additional details regarding the retirement programs and post-retirement benefits, and the value of pension benefits accumulated as of December 31, 2018 for the NEOs, can be found in the table entitled “Pension Benefits—2018” under this Item 11, the table entitled “Non-qualified Deferred Compensation – 2018” under this Item 11, and the section entitled “Potential Payments—Resignation/Retirement” under this Item 11.

Most companies in the 2018 Pay Comparator Group provide tax-qualified pensions or similar plans, other tax-qualified defined contribution plans (e.g., 401(k) plans), and non-tax-qualified retirement plans for NEOs. The Committee believes that these defined benefit and defined contribution plans offer significant recruiting and retention incentives.

Officer Severance Program

General severance benefits are provided to NEOs through the 2012 PG&E Corporation Officer Severance Policy (“Officer Severance Policy”) and specific LTIP award agreements and guidelines. Upon termination by either company (other than for cause), NEOs may be eligible for cash severance payments, continued or accelerated vesting for LTIP awards, and other post-employment benefits. If an NEO is terminated for cause (e.g., for dishonesty, a criminal offense, or violation of a work rule) or resigns before becoming retirement-eligible, the NEO forfeits any unvested performance shares, stock options, and RSUs, and would not receive any associated dividends.

Officer Severance Policy

The purpose of the Officer Severance Policy is to (1) attract and retain senior management by providing severance benefits that are part of a competitive total compensation package, (2) provide consistent treatment for all terminated officers, and (3) minimize potential litigation costs in connection with terminations of employment by conditioning payments upon a general release of claims.

The Officer Severance Policy, in combination with LTIP award agreements generally provides the following benefits upon termination without cause:

●	Cash severance of one year’s salary and target STIP bonus.

●	Pro-rata vesting of performance shares.

●	Continued vesting of unvested RSUs for one year.

●	Continued vesting of stock options for one year, with an exercise period the lesser of 5 years or the remaining term of the options.

●	Limited COBRA benefits and outplacement services.

Additional details regarding severance benefits can be found in the section entitled “Potential Payments—Termination Without Cause” under this Item 11.

Change in Control

Providing change-in-control severance benefits is a key part of the companies’ officer compensation program. In a hostile takeover or other change-in-control situation, it is important for management to remain focused on maximizing shareholder value and aligning management’s interests with shareholders’ interests, and not to be distracted by concerns about job security.

Change-in-control benefits require a “double trigger” and are not payable based on a change-in-control event alone, as described below. The Compensation Committee believes that the “double trigger” requirement aligns our change-in-control benefits with shareholder interests and reflects current market practices.

The Officer Severance Policy provides enhanced cash severance benefits if the officer’s employment is terminated (including constructive termination by the officer for good reason) in connection with a Change in Control (as defined in the Policy). These enhanced benefits replace general severance benefits and are available only to officers in bands 1 or 2, which, as of December 31, 2018, included Ms. Williams and Messrs. Malnight, Wells, Simon, and Stavropoulos. Covered officers are eligible to receive (1) change-in-control cash severance benefits equal to two times the sum of base salary and target annual STIP bonus, and (2) prorated STIP bonus for the year of termination. Other NEOs receive general severance benefits only.

All LTIP award agreements contain change-in-control provisions that accelerate vesting of all awards if there is a Change in Control, and either the award is not continued, assumed, or substituted, or the recipient’s employment is terminated in connection with a Change in Control. This practice aligns PG&E Corporation and the Utility with market practices and (1) better balances the interests of award recipients and shareholders, (2) provides security for award recipients in a time of uncertainty, and (3) preserves the incentive for award recipients to stay with the Corporation or the Utility even following a transaction.

The Golden Parachute Restriction Policy requires shareholder approval of certain executive severance payments (as defined in the Golden Parachute Restriction Policy) provided in connection with a change in control of PG&E Corporation, to the extent that those payments exceed 2.99 times the sum of a covered officer’s base salary and target STIP award.

Additional details regarding Change-in-Control benefits can be found in the section entitled “Potential Payments—Severance in Connection with Change in Control” under this Item 11.

5. 2019 NEO COMPENSATION PROGRAM

On January 29, 2019, PG&E Corporation and the Utility each filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court.

As a result of the Chapter 11 Cases, the 2019 executive compensation program may differ significantly from that in prior years. In addition, certain compensation provided to executive officers during the pendency of the Chapter 11 Cases may be subject in certain instances to approval by the Bankruptcy Court. The Committee has been working with its advisors, including WTW, to review the 2019 executive compensation program in an effort to balance the financial situation facing the companies, the need to continue to recruit and retain qualified executives to guide the companies through a period of uncertainty, including the unpredictability of the stock price, and the resulting effect on the incentive and retentive value of equity-based awards. In February 2019, the Committee determined that the NEOs will not participate in the 2019 STIP and expects that the companies will continue to evaluate all aspects of the 2019 executive compensation program, including base salary, short- and long-term incentives, and other benefits.

6. COMMITTEE CONCLUSION

The Compensation Committee believes that the amount and design of executive compensation provided for 2018 to the NEOs of PG&E Corporation and the Utility are consistent with the Committee’s compensation objectives and policies to (1) provide long-term incentives to align shareholders’ and officers’ interests and enhance total return for shareholders, (2) attract, retain, and motivate officers with the necessary mix of skills and experience for the development and successful operation of the Corporation’s and the Utility’s businesses, and (3) compensate NEOs in a competitive, cost-efficient, and transparent manner.

EXHIBIT A

Reconciliation of PG&E Corporation’s Consolidated Income Available for Common Shareholders in Accordance with Generally Accepted Accounting Principles (“GAAP”) to Earnings from Operations

For the year ended December 31, 2018

(in millions, except per share amounts)	Earnings	Per Share Amounts (Diluted)
PG&E Corporation Earnings on a GAAP basis	$(6,851)	$(13.35)
Items Impacting Comparability:(1)
2018 Camp fire-related costs, net of insurance (2)	6,823	13.20
2017 Northern California wildfire-related costs, net of insurance(3)	2,090	4.04
Pipeline related expenses(4)	33	0.06
2015 Butte fire-related costs, net of insurance (5)	24	0.05
Reduction in gas-related capital disallowance(6)	(27)	(0.05)
2017 insurance premium cost recoveries (7)	(23)	(0.05)
PG&E Corporation Earnings from Operations(8)	$2,069	$4.00

(1)
“Items impacting comparability” represent items that management does not consider part of the normal course of operations and affect comparability of financial results between periods. Items impacting comparability reconcile earnings from operations with Consolidated Income Available for Common Shareholders as reported in accordance with GAAP.

(2)
The Utility incurred costs, net of insurance, of $9.5 billion (before the tax impact of $2.7 billion) during the three and twelve months ended December 31, 2018 associated with the 2018 Camp fire. This includes accrued charges of $10.5 billion (before the tax impact of $2.9 billion) during the three and twelve months ended December 31, 2018 related to estimated third-party claims. The Utility also recorded $185 million (before the tax impact of $52 million) during the three and twelve months ended December 31, 2018 reflecting the accelerated amortization of prepaid insurance premiums for single event coverage policies. In addition, the Utility incurred costs of $169 million (before the tax impact of $47 million) during the three and twelve months ended December 31, 2018 for clean-up and repair costs. These costs were partially offset by $1.4 billion (before the tax impact of $386 million) recorded during the three and twelve months ended December 31, 2018 for probable insurance recoveries.

(3)
The Utility incurred costs, net of insurance, of $629 million (before the tax impact of $176 million) and $2.9 billion (before the tax impact of $813 million) during the three and twelve months ended December 31, 2018, respectively, associated with the 2017 Northern California wildfires. This includes accrued charges of $1 billion (before the tax impact of $280 million) and $3.5 billion (before the tax impact of $979 million) during the three and twelve months ended December 31, 2018, respectively, related to third-party claims. The Utility also recorded $85 million (before the tax impact of $24 million) and $205 million (before the tax impact of $57 million) during the three and twelve months ended December 31, 2018, respectively, for legal and other costs. In addition, the Utility incurred costs of $40 million (before the tax impact of $11 million) during the twelve months ended December 31, 2018 for Utility clean-up and repair costs. These costs were partially offset by $456 million (before the tax impact of $128 million) and $842 million (before the tax impact of $236 million) recorded during the three and twelve months ended December 31, 2018, respectively, for probable insurance recoveries.

(4)
The Utility incurred costs of $11 million (before the tax impact of $3 million) and $46 million (before the tax impact of $13 million) during the three and twelve months ended December 31, 2018, respectively, for pipeline-related expenses incurred in connection with the multi-year effort to identify and remove encroachments from transmission pipeline rights-of-way.

(5)
The Utility incurred costs, net of insurance, of $9 million (before the tax impact of $2 million) and $40 million (before the tax impact of $11 million) during the three and twelve months ended December 31, 2018, respectively, associated with legal costs for the 2015 Butte fire. These costs were partially offset by $7 million (before the tax impact of $2 million) recorded during the twelve months ended December 31, 2018 for contractor insurance recoveries.

(6)
The Utility reduced the estimated disallowance for gas-related capital costs that were expected to exceed authorized amounts by $38 million (before the tax impact of $11 million) during the twelve months ended December 31, 2018. The Utility had previously recorded $85 million (before the tax impact of $35 million) in 2016 for probable capital disallowances in the 2015 Gas Transmission and Storage rate case. From 2012 through 2014, the Utility had recorded cumulative charges of $665 million (before the tax impact of $271 million) for disallowed Pipeline Safety Enhancement Plan- related capital expenditures.

(7)
As a result of the CPUC’s June 2018 decision authorizing a Wildfire Expense Memorandum Account, the Utility recorded $32 million (before the tax impact of $9 million) during the twelve months ended December 31, 2018 for probable cost recoveries of insurance premiums incurred in 2017 above amounts included in authorized revenue requirements.

(8)
“Earnings from operations” is a non-GAAP financial measure and is calculated as income available for common shareholders less items impacting comparability as described in Note (1) above. PG&E Corporation uses earnings from operations to understand and compare operating results across reporting periods for various purposes, including internal budgeting and forecasting, short- and long-term operating plans, and employee incentive compensation. PG&E Corporation believes that non-GAAP earnings from operations provide additional insight into the underlying trends of the business allowing for a better comparison against historical results and expectations for future performance. Earnings from operations is not a substitute or alternative for GAAP measures such as consolidated income available for common shareholders and may not be comparable to similarly titled measures used by other companies.

V. EXECUTIVE OFFICER COMPENSATION INFORMATION

This table summarizes the principal components of compensation paid or granted during 2018 (including cash incentives earned for corporate performance in 2018 but paid in 2019). This table also includes information disclosed in the 2018 and 2017 Joint Proxy Statements for compensation paid or granted to certain officers during 2017 and 2016, respectively.

SUMMARY COMPENSATION TABLE – 2018

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)6)	Total ($)
Geisha J. Williams(a) Chief Executive Officer and President, PG&E Corporation	2018	1,079,167	0	6,400,078	1,600,003	0	40,341	170,253	9,289,842
	2017	991,667	0	6,500,168	0	0	996,810	108,575	8,597,220
	2016	695,833	0	2,250,072	0	610,594	519,983	87,748	4,164,230
Jesus Soto Jr. Senior Vice President, Gas Operations, Pacific Gas and Electric Company	2018	474,333	0	1,220,086	180,007	0	88,088	52,292	2,014,605
Steven E. Malnight(b) Senior Vice President, Energy Supply and Policy, Pacific Gas and Electric Company	2018	460,633	0	1,020,086	180,007	0	22,013	53,884	1,736,423
Patrick M. Hogan(c) Senior Vice President, Electric Operations, Pacific Gas and Electric Company	2018	424,975	0	640,085	160,007	0	13,537	95,587	1,334,191
Jason P. Wells Senior Vice President and Chief Financial Officer, PG&E Corporation	2018	625,000	0	2,000,122	500,001	0	0	72,151	3,197,274
	2017	583,333	0	2,000,079	0	0	462,213	62,509	3,108,134
	2016	500,000	0	2,000,101	0	371,250	205,749	52,876	3,129,976
David S. Thomason Vice President, Chief Financial Officer, and Controller, Pacific Gas and Electric Company	2018	323,718	0	260,039	65,001	0	0	59,900	708,658
	2017	301,650	0	300,086	0	113,482	170,516	55,741	941,475
	2016	257,432	0	300,206	0	87,302	93,339	37,898	776,177
John R. Simon(d) Executive Vice President and General Counsel, PG&E Corporation	2018	599,000	0	1,800,090	450,007	0	203,765	71,766	3,124,628
	2017	594,582	0	2,000,079	0	558,130	549,429	58,713	3,760,933
	2016	512,500	0	1,500,102	0	419,738	349,338	61,499	2,843,177
Nickolas Stavropoulos(e) Special Advisor, Pacific Gas and Electric Company	2018	628,266	0	2,400,067	600,010	0	23,021	86,235	3,729,871
	2017	777,500	0	4,250,151	0	768,539	538,693	78,373	6,413,256
	2016	660,833	0	2,250,072	0	579,881	375,692	67,497	3,933,975

(a)	Effective March 1, 2017, Ms. Williams became CEO and President of PG&E Corporation. Ms. Williams resigned from both positions effective January 13, 2019.

(b)	Mr. Malnight resigned effective April 12, 2019.

(c)	Mr. Hogan retired effective January 28, 2019.

(d)	Effective January 13, 2019, Mr. Simon became Interim CEO of PG&E Corporation.

(e)
Mr. Stavropoulos served as President and Chief Operating Officer, Pacific Gas and Electric Company until August 31, 2018. Effective September 1, 2018, Mr. Stavropoulos became Special Advisor of Pacific Gas and Electric Company. He retired September 30, 2018.

(1)	Includes payments for accrued vacation.

(2)
Represents the grant date fair value of performance shares and RSUs measured in accordance with FASB ASC Topic 718, without considering an estimate of forfeitures related to service-based vesting. For performance shares using safety and affordability measures, and for RSUs, grant date fair value is measured using the closing price of PG&E Corporation common stock on the grant date. Assumptions made in valuation of reported performance shares with a relative TSR measure is described in footnote 5 to the table entitled “Grants of Plan-Based Awards in 2018.” If the highest level of performance conditions were achieved, the estimated maximum grant date value of performance shares granted in 2018 would be: Ms. Williams $7,367,940, Mr. Soto $829,014, Mr. Malnight $829,014, Mr. Hogan $736,910, Mr. Wells $2,302,645, Mr. Thomason $299,364, Mr. Simon $2,072,359, and Mr. Stavropoulos $2,763,028.

(3)
Represents the grant date fair value of stock options based on a Black-Scholes American Call valuation model. Assumptions in valuation of stock options are described in footnote 5 to the table entitled “Grants of Plan-Based Awards in 2018.”

(4)	Amounts represent payments received or deferred in 2019, 2018, and 2017 for achievement of corporate and organizational objectives in 2018, 2017, and 2016, respectively, under the STIP.

(5)
Amounts reported for 2018 consist of (i) the change in pension value during 2018 (Ms. Williams $39,941, Mr. Soto $88,088, Mr. Malnight $22,013, Mr. Hogan $10,493, Mr. Simon $201,189, and Mr. Stavropoulos $21,926), and (ii) the above-market earnings on compensation deferred into the PG&E Corporation Supplemental Retirement Savings Plan and invested in the AA Utility Bond Fund (Ms. Williams $400, Mr. Hogan $3,044, Mr. Simon $2,576, and Mr. Stavropoulos $1,094). The AA Utility Bond Fund accrues interest based on the long-term corporate bond yield average for AA utilities reported by Moody’s Investors Service. The above-market earnings are calculated as the difference between actual earnings from the AA Utility Bond Fund investment option and hypothetical earnings that would have resulted using an interest rate equal to 120 percent of the applicable federal rate.

(6)
Amounts reported for 2018 consist of (i) perquisites and personal benefits (Ms. Williams $86,690, Mr. Soto $5,947, Mr. Malnight $5,655, Mr. Hogan $60, Mr. Wells $14,026, Mr. Thomason $60, Mr. Simon $14,811, and Mr. Stavropoulos $28,395), (ii) a lump-sum annual stipend paid in lieu of providing perquisite benefits, with the exception of perquisite benefits noted in the chart below (Ms. Williams $35,000, Mr. Soto $25,000, Mr. Malnight $27,500, Mr. Hogan $25,000, Mr. Wells $30,000, Mr. Thomason $15,000, Mr. Simon $30,000, and Mr. Stavropoulos $30,000), and (iii) company contributions to defined contribution retirement plans (Ms. Williams $48,563, Mr. Soto $21,345, Mr. Malnight $20,729, Mr. Hogan $70,527, Mr. Wells $28,125, Mr. Thomason $44,840, Mr. Simon $26,955, and Mr. Stavropoulos $27,840).

The following chart provides additional information regarding certain perquisites and personal benefits that are included in the Summary Compensation Table and discussed in section (i) of footnote 5. Additionally, NEOs may receive de minimis incidental perquisites under a pre-approved perquisite policy (including company-paid insurance, service awards, and similar benefits).

	Transportation Services ($)	Security ($)	Fitness ($)	Executive Health ($)	Financial Services ($)
G. J. Williams	21,560	51,638		5,453	7,980
J. Soto				5,686
S. Malnight				5,394
J. P. Wells				5,937	8,029
J. R. Simon			811	5,912	8,029
N. Stavropoulos	5,460		1,049	5,552	8,560

The above perquisites and personal benefits consist of the following:

●
Transportation services for Ms. Williams and Mr. Stavropoulos to help ensure their safety and security while serving in the positions of CEO of PG&E Corporation and President of the Utility, consisting of car transportation for commute and incidental non-business travel. Amounts include the prorated salary and benefits burden of the drivers, and vehicle costs.

●	Installation and monitoring of a security system for Ms. Williams’ private residence, to help ensure her safety and security while serving in the position of CEO of PG&E Corporation.

●	The value of reimbursements for health club fees, pursuant to a program available to certain management employees, including non-officers.

●
The cost of executive health services provided to executive officers. Amounts vary among officers, reflecting (i) the decisions of each individual officer regarding the specific types of tests and consultations provided, and (ii) the exact value of reimbursed expenses.

●	Fees paid to partially subsidize financial services provided by an independent contractor selected by PG&E Corporation to provide such services.

In addition to the perquisite benefits described above, NEOs are given a set stipend that each NEO may use as the officer sees fit. The stipend is intended to cover miscellaneous items in each NEO’s discretion (such as membership in professional organizations). The amount of this stipend is included in the Summary Compensation Table in the “All Other Compensation” column and is addressed in section (ii) of footnote 6. NEOs also were eligible to receive on-site parking, which was provided at no additional incremental cost to PG&E Corporation and the Utility.

Please see the CD&A under this Item 11 for additional information regarding the elements of compensation discussed above, including information regarding salary, short-term incentives, and long-term incentives. Additional information regarding grants of LTIP awards can be found in the narrative following the “Grants of Plan-Based Awards in 2018” table.

VI. GRANTS OF PLAN-BASED AWARDS IN 2018

This table provides information regarding incentive awards and other stock-based awards granted during 2018 to NEOs.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)

Name	Grant Date	Committee Action Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Awards (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
G. J. Williams			701,458	1,402,917	4,208,750
	3/1/2018	2/21/2018				18,958	75,828	151,656				2,800,060
	3/1/2018	2/21/2018							87,252			3,600,018
	3/1/2018	2/21/2018								156,403	41.26	1,600,003
J. Soto			142,300	284,600	853,800
	3/1/2018	2/20/2018				2,134	8,532	17,064				315,060
	3/1/2018	2/20/2018							9,816			405,008
	6/26/2018	6/26/2018							11,732			500,018
	3/1/2018	2/20/2018								17,596	41.26	180,007
S. Malnight			142,565	285,130	855,390
	3/1/2018	2/20/2018				2,134	8,532	17,064				315,060
	3/1/2018	2/20/2018							9,816			405,008
	9/4/2018	8/20/2018							6,382			300,018
	3/1/2018	2/20/2018								17,596	41.26	180,007
P. Hogan			126,750	253,500	760,500
	3/1/2018	2/20/2018				1,897	7,584	15,168				280,050
	3/1/2018	2/20/2018							8,726			360,035
	3/1/2018	2/20/2018								15,641	41.26	160,007
J. P. Wells			234,375	468,750	1,406,250
	3/1/2018	2/20/2018				5,925	23,698	47,396				875,086
	3/1/2018	2/20/2018							27,267			1,125,036
	3/1/2018	2/20/2018								48,876	41.26	500,001
D. S. Thomason			72,188	144,375	433,125
	3/1/2018	2/20/2018				771	3,081	6,162				113,772
	3/1/2018	2/20/2018							3,545			146,267
	3/1/2018	2/20/2018								6,354	41.26	65,001
J. R. Simon			224,625	449,250	1,347,750
	3/1/2018	2/20/2018				5,333	21,328	42,656				787,570
	3/1/2018	2/20/2018							24,540			1,012,520
	3/1/2018	2/20/2018								43,989	41.26	450,007
N. Stavropoulos			262,933	525,867	1,577,600
	3/1/2018	2/21/2018				7,109	28,436	56,872				1,050,040
	3/1/2018	2/21/2018							32,720			1,350,027
	3/1/2018	2/21/2018								58,652	41.26	600,010

(1)
Compensation opportunity granted for 2018 under the STIP. Actual amounts earned are reported in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. Threshold represents a 0.5 enterprise-wide STIP performance score and a 100 percent individual performance modifier. Maximum reflects a 2.0 enterprise-wide STIP performance score and a 150 percent individual performance modifier.

(2)	Represents performance shares granted under the 2014 LTIP. Threshold equals 0.25 times target. Maximum equals 2.0 times target.

(3)	Represents RSUs granted under the 2014 LTIP.

(4)	Represents stock options granted under the 2014 LTIP.

(5)
For performance shares with a relative TSR measure, the grant date fair value is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model. The assumed per-share value for the 2018 annual awards was $34.23. The simulation model applies a risk-free interest rate and an expected volatility assumption. The risk-free rate is assumed to equal the yield on a three-year Treasury bond on the grant date. Volatility is based on historical volatility for the 36-month period preceding the grant date. For stock options, the grant date fair value is based on a Black-Scholes American Call valuation model. The assumed per-share value for the 2018 annual awards was $10.23. The simulation model includes assumptions about dividend policy, duration, and volatility. The dividend policy assumption anticipates a dividend suspension of four years and later resumption of the dividend at the 15-year average dividend yield (3.1%). Expected duration of the options is the midpoint between the average vesting of all the options in an award (two years) and the time to expiration of the award (ten years), or six years. In absence of publicly-available transactions or information associated with implied volatility for a 10-year or 5-year option on PG&E Corporation common stock, volatility was estimated using data on historical volatility and implied volatility extrapolated from options with shorter duration, which provided a range from approximately 19% to approximately 26%; the mid-point of that range (23%) was used for the volatility assumption.  For RSUs and performance shares with safety and financial measures, the grant date fair value is based on the PG&E Corporation stock price at close on the grant date.

Detailed information regarding compensation reported in the tables entitled “Summary Compensation Table—2018” and “Grants of Plan-Based Awards in 2018,” including the relative amounts apportioned to different elements of compensation, can be found in the CD&A. Information regarding specific grants and arrangements is provided below.

STIP Awards

Information regarding the terms and basis of STIP awards can be found in the CD&A.

Performance Shares

Annual performance shares granted in 2018 will vest, if at all, at the end of a three-year period. Upon vesting, performance shares are settled in shares of PG&E Corporation common stock, net of the number of shares having a value equal to required withholding taxes. For performance shares using a relative TSR measure, the number of shares issued will depend on PG&E Corporation’s TSR relative to the 2018 Performance Comparator Group for the three-year performance period. For performance shares with safety and financial measures, the number of shares issued will depend on achievement of safety and financial goals. The specific payout formulas are discussed in the CD&A.

Each time that a cash dividend is paid on PG&E Corporation common stock, an amount equal to the cash dividend per share multiplied by the number of performance shares granted to the recipient will be accrued on behalf of the recipient. At the end of the vesting period, the amount of accrued dividend equivalents will be increased or decreased by the same payout factor used to increase or decrease the number of vested performance shares for the period.

Restricted Stock Units

Annual RSU awards granted in May 2018 will vest in three tranches, with one-third vesting on the first business day of March of each of the three years following the grant date. The $500,000 RSU retention award granted to Mr. Soto on June 26, 2018, vests one-third on June 26, 2020 and two-thirds on June 26, 2021. The $300,000 promotional RSU award granted to Mr. Malnight on September 4, 2018, vests on September 4, 2020. Upon vesting, RSUs are settled in an equivalent number of shares of PG&E Corporation common stock, net of the number of shares having a value equal to required withholding taxes. All RSUs may be subject to earlier vesting or forfeiture upon certain events, in accordance with the terms of the grant.

Each time that a cash dividend is paid on PG&E Corporation common stock, an amount equal to the cash dividend per share multiplied by the number of outstanding RSUs granted to the recipient will be accrued on behalf of the recipient. Accrued dividends are paid in cash at the time that the related RSUs are settled.

Stock Options

Annual stock options granted in 2018 will vest in three tranches, with one-third vesting on the first business day of March of each of the three years following the grant date. Upon vesting, recipients may elect to pay the option exercise price and receive a share of PG&E Corporation stock for each option exercised. Options expire at the close of business ten years after the date of grant, after which time the options cease to be exercisable. The exercise price of each option is based on the closing price of the stock on the NYSE on the date of grant.

No tandem dividend equivalents are granted with stock options.

VII. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – 2018

This table provides additional information regarding performance shares, stock options, and RSUs that were held as of December 31, 2018 by the NEOs, including awards granted prior to 2018. Any awards described below that were granted in 2018 also are reflected in the “Grants of Plan-Based Awards in 2018” table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
G. J. Williams		156,403	41.26	3/1/2028	122,411	(5)	2,907,261	99,456	(6)	2,362,068
J. Soto		17,596	41.26	3/1/2028	28,455	(7)	675,806	11,733	(8)	278,665
S. Malnight		17,596	41.26	3/1/2028	22,491	(9)	534,161	11,505	(10)	273,238
P. Hogan		15,641	41.26	3/1/2028	13,999	(11)	332,476	10,175	(12)	241,662
J. P. Wells		48,876	41.26	3/1/2028	43,515	(13)	1,033,481	30,940	(14)	734,813
D. S. Thomason		6,354	41.26	3/1/2028	5,936	(15)	140,980	4,205	(16)	99,875
J. R. Simon		43,989	41.26	3/1/2028	38,712	(17)	919,410	28,756	(18)	682,961
N. Stavropoulos		58,652	41.26	10/1/2023	50,998	(19)	1,211,203	36,444	(20)	865,533

(1)	Consists of unvested stock options from awards granted in 2018, with one-third of each award vesting on March 1, 2019, one-third vesting on March 2, 2020, and one-third vesting on March 1, 2021.

(2)
Includes (a) performance shares granted in 2016 for which the performance period ended on December 31, 2018 and for which the reported number reflects a 100 percent payout, and (b) unvested RSUs. See the CD&A for additional details regarding awards granted in 2018.

(3)	Value based on the December 31, 2018 per-share closing price of PG&E Corporation common stock of $23.75.

(4)
Consists of unvested performance shares granted in 2017 and 2018. Consistent with SEC rules, the number of shares is presented assuming threshold performance for 2017 and 2018 awards using a relative TSR measure, and maximum performance for 2017 and 2018 awards using safety and financial measures. See the CD&A for additional details regarding awards granted in 2018.

(5)	25,178 performance shares vested on February 19, 2019. 47,331 RSUs vested on March 1, 2019, 41,993 RSUs will vest on March 2, 2020, and 29,084 RSUs will vest on March 1, 2021.

(6)
29,600 and 69,856 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Compensation Committee (“Committee”) certification of performance results, but no later than March 14 of each year.

(7)
9,513 performance shares vested on February 19, 2019. 6,977 RSUs vested on March 1, 2019, 4,961 RSUs will vest on March 2, 2020, 3,910 RSUs will vest on June 26, 2020, 3,272 RSUs will vest on March 1, 2021, and 7,822 RSUs will vest on June 26, 2021.

(8)	3,873 and 7,861 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

(9)
8,394 performance shares vested on February 19, 2019. 6,641 RSUs vested on March 1, 2019, 4,861 RSUs will vest on March 2, 2020, 6,382 RSUs will vest on September 4, 2020, and 3,272 RSUs will vest on March 1, 2021.

(10)	3,644 and 7,861 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

(11)	6,715 performance shares vested on February 19, 2019. 5,722 RSUs vested on March 1, 2019, 4,300 RSUs will vest on March 2, 2020, and 2,909 RSUs will vest on March 1, 2021.

(12)	3,189 and 6,987 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

(13)	22,381 performance shares vested on February 19, 2019. 17,806 RSUs vested on March 1, 2019, 13,061 RSUs will vest on March 2, 2020, and 9,089 RSUs will vest on March 1, 2021.

(14)	9,108 and 21,832 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

(15)
3,174 performance shares vested on February 19, 2019. 2,252 RSUs vested on March 1, 2019, 210 RSUs will vest on August 8, 2019, 1,778 RSUs will vest on March 2, 2020, and 1,182 RSUs will vest on March 1, 2021.

(16)	1,367 and 2,839 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

(17)	16,786 performance shares vested on February 19, 2019. 15,711 RSUs vested on March 1, 2019, 12,152 RSUs will vest on March 2, 2020, and 8,180 RSUs will vest on March 1, 2021.

(18)	9,108 and 19,649 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

(19)	25,178 performance shares vested on February 19, 2019. 20,712 RSUs vested on March 1, 2019, 15,376 RSUs will vest on March 2, 2020, and 10,907 RSUs will vest on March 1, 2021.

(20)	10,247 and 26,196 performance shares are scheduled to vest in 2020 and 2021, respectively, upon Committee certification of performance results, but no later than March 14 of each year.

VIII. OPTION EXERCISES AND STOCK VESTED DURING 2018

This table provides additional information regarding the amounts received during 2018 by NEOs upon vesting or transfer of restricted stock and other stock-based awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
G. J. Williams			27,022	1,213,615
J. Soto			6,067	272,159
S. Malnight			5,313	237,912
P. Hogan			4,470	203,465
J. P. Wells			10,373	462,565
D. S. Thomason			1,782	79,814
J. R. Simon			13,579	621,873
N. Stavropoulos			18,582	852,299

(1)
Reflects performance shares that vested on February 20, 2018 and RSUs that vested on March 1, 2018, August 8, 2018, August 17, 2018, and September 15, 2018. Also includes the value of dividends paid upon vesting.

IX. PENSION BENEFITS – 2018

This table provides information for each NEO relating to accumulated benefits as of December 31, 2018 under any plan that provides for payments or other benefits at, after, or relating to retirement.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
G. J. Williams	Pacific Gas and Electric Company Retirement Plan	11.1	$2,681,061
	PG&E Corporation Supplemental Executive Retirement Plan	11.1	$441,816
J. Soto, Jr.	Pacific Gas and Electric Company Retirement Plan	6.6	$704,494
	PG&E Corporation Supplemental Executive Retirement Plan	6.6	$174,649
S. Malnight	Pacific Gas and Electric Company Retirement Plan	15.1	$1,188,912
	PG&E Corporation Supplemental Executive Retirement Plan	15.1	$208,547
P. Hogan	Pacific Gas and Electric Company Retirement Plan	5.1	$110,633
J. P. Wells	Pacific Gas and Electric Company Retirement Plan	11.8	$944,029
	PG&E Corporation Supplemental Executive Retirement Plan	11.8	$126,368
D. S. Thomason	Pacific Gas and Electric Company Retirement Plan	17.1	$613,930
J. R. Simon	Pacific Gas and Electric Company Retirement Plan	11.7	$1,758,206
	PG&E Corporation Supplemental Executive Retirement Plan	11.7	$392,371
N. Stavropoulos	Pacific Gas and Electric Company Retirement Plan	7.3	$1,130,473	$21,926
	PG&E Corporation Supplemental Executive Retirement Plan	7.3	$565,910

Additional information regarding compensation reported in the “Pension Benefits—2018” table, and any associated policies, can be found in the CD&A. The present value of accumulated benefits as of December 31, 2018 is determined assuming that the NEOs retire at the earliest unreduced retirement age, using mortality and interest assumptions consistent with those used in preparing PG&E Corporation’s and the Utility’s financial statements. The RP-2014 “Employees” mortality table was used without collar or amount adjustments (adjusted to 2011 using a variation of MP-2014). Rates were projected on a generational basis from 2011 using a variation of MP-2014. Interest discount rates of 4.35 percent and 4.29 percent were used for the Pacific Gas and Electric Company Retirement Plan (“Retirement Plan”) and the PG&E Corporation Supplemental Executive Retirement Plan (“SERP”), respectively.

For 2018, the pension benefits described in the above table are provided to officers under two plans.

The Utility provides retirement benefits to all its employees, including its officers, under the Retirement Plan, which is a tax-qualified defined benefit pension plan. The Retirement Plan historically also has provided benefits to a significant number of PG&E Corporation’s employees and officers. As of April 1, 2007, all PG&E Corporation employees and officers are eligible to participate in the Retirement Plan.

The Retirement Plan has two forms of benefit. With respect to the Retirement Plan’s final pay benefit formula, a participating officer may begin receiving tax-qualified pension benefits at age 55, but benefits will be reduced unless the individual has at least 35 years of service. At age 65, a participant becomes eligible for an unreduced pension, irrespective of the years of service. Between age 55 and age 65, any pension benefit may be reduced based on the number of years of service, and in accordance with the Retirement Plan’s early retirement reduction factors. The normal benefit formula is 1.7 percent of the average annual salary for the last 36 months of service multiplied by years of credited service. The default form of benefit is a single-life annuity for participants who are unmarried at retirement or a 50 percent joint spousal annuity for married participants. However, other types of joint pensions are available, and participants may designate non-spousal joint pensioners (subject to spousal consent).

Effective January 1, 2013, a cash balance benefit was added to the Retirement Plan. Employees hired or re-hired on or after January 1, 2013 participate in the cash balance benefit. Employees hired before January 1, 2013 were given a one-time opportunity during 2013 to irrevocably select to switch to the cash balance benefit on a going-forward basis, effective January 1, 2014, or to retain the final pay benefit to which they were otherwise entitled. On the last day of each year (or on the date of benefit commencement, if earlier), an employee’s cash balance account is credited with pay credits based on a point system of age plus service and eligible pay during the year. At the end of each calendar quarter, the account is credited with interest credits, based on an average of the 30-year Treasury rates for the three months before the calendar quarter. Special interest credit rules apply in the quarter in which benefit payment commences. The default forms of payment are similar to those under the final pay benefit formula. Additionally, however, a cash balance participant may elect a lump-sum payout that is eligible for rollover into an Individual Retirement Account or other tax-advantaged employer plan. Cash balance participants may elect to receive their vested benefit when they leave employment with any participating employer, regardless of whether they have attained age 55. No current NEOs elected to switch to the cash balance benefit.

PG&E Corporation’s non-qualified SERP provides benefits to certain officers and key employees. The SERP benefit formula is 1.7 percent of the average of the three highest combined salary and annual STIP payments during the last 10 years of service, multiplied by years of credited service. Payments are in the form of a single-life annuity or, at the election of the officer, a joint spousal annuity. Normal retirement age is 65. Benefits may begin earlier, on the later of the NEO’s reaching age 55 or separation from the company, subject to reduction depending on years of credited service, in accordance with the Retirement Plan’s early retirement reduction factors. Payments are reduced by amounts payable from the Retirement Plan.

Effective January 1, 2013, SERP participation was closed to new participants. Individuals who do not participate in the SERP but who are newly hired or promoted to officer after January 1, 2013 may be eligible to participate in the 2013 PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (“DC-ESRP”), a non-tax-qualified deferred compensation plan. Messrs. Hogan and Thomason participate in the DC-ESRP. See the table entitled “Non-qualified Deferred Compensation—2018” under this Item 11 and the accompanying narrative for additional DC-ESRP details.

At December 31, 2018, Ms. Williams was eligible for early retirement under the Retirement Plan and the SERP. If Ms. Williams had retired on December 31, 2018, her benefit under both plans would have been subject to an early retirement reduction of 22.75 percent. Mr. Stavropoulos’ benefits under both plans were subject to a 13.5 percent reduction when his employment ended.

X. NON-QUALIFIED DEFERRED COMPENSATION – 2018

This table provides information for 2018 for each NEO regarding such individual’s accounts in non-qualified defined contribution plans and other deferred compensation plans as of December 31, 2018.

Name	PLAN	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distribution ($)	Aggregate Balance at Last FYE ($)(4)
G. J. Williams	SRSP	0	36,188	-88,326	0	283,899
J. Soto, Jr.	SRSP	398,535	10,745	-57,329	0	778,397
S. Malnight	SRSP	0	8,354	-1,864	0	33,163
P. Hogan	SRSP	133,735	11,475	22,396	0	848,902
	DC-ESRP	0	45,177	7,198	0	202,931
J. P. Wells	SRSP	0	18,900	-8,951	0	127,524
D. S. Thomason	SRSP	79,167	9,713	-19,070	0	242,099
	DC-ESRP	0	30,402	-5,788	0	67,916
J. R. Simon	SRSP	111,626	14,931	50,124	0	1,711,641
N. Stavropoulos	SRSP	0	15,600	-42,539	0	417,046

(1)
The following amounts were earned and reported for 2018 as compensation in the Summary Compensation Table: Mr. Soto $48,717 and Mr. Thomason $79,167. The following amounts were earned and reported for 2017 as compensation in the Summary Compensation Table: Mr. Thomason $59,167 and Mr. Simon $25,000.

(2)	The amounts shown were earned and reported for 2018 as compensation in the Summary Compensation Table.

(3)
Represents earnings from the supplemental retirement savings plans and the DC-ESRP described below. Includes the following amounts that were reported for 2018 as compensation in the Summary Compensation Table: Ms. Williams $400, Mr. Hogan $3,044, Mr. Simon $2,576, and Mr. Stavropoulos $1,094.

(4)
Includes the following amounts that were reported as compensation in the Summary Compensation Table for 2018 and prior years: Ms. Williams $372,625, Mr. Soto $409,280, Mr. Malnight $8,354, Mr. Hogan (SRSP) $147,623, Mr. Hogan (DC-ESRP) $45,809, Mr. Wells $136,475, Mr. Thomason (SRSP) $261,170, Mr. Thomason (DC-ESRP) $73,704, Mr. Simon $1,664,093, and Mr. Stavropoulos $460,679.

The table presents balances from both the PG&E Corporation Supplemental Retirement Savings Plan for deferrals made prior to January 1, 2005 and the PG&E Corporation 2005 Supplemental Retirement Savings Plan (together, the “SRSP Plans”) for deferrals made on and after January 1, 2005 and from the PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (“DC-ESRP”). The below descriptions pertain to 2018.

Under the SRSP Plans, officers may defer 5 percent to 75 percent of their base salary, and all or part of their perquisite allowance, STIP payment, and performance share award if settled in cash.

PG&E Corporation also will contribute an amount equal to any employer contributions due under the 401(k) plan that were not made due to limitations under Internal Revenue Code Sections 401(m), 401(a)(17), or 415. Under the SRSP Plans, officers may elect deferrals to be distributed in 1 to 10 installments commencing in January of the year following termination of employment. For deferrals made in 2005 and thereafter, distributions may commence seven months after termination of employment or in January of a year specified by the officer. Earlier distributions may be made in the case of an officer’s death. The plan administrator may, in its discretion, permit earlier withdrawals as requested by participants to meet unforeseen emergencies.

Under the DC-ESRP, each time salary or STIP is paid, PG&E Corporation credits the participant’s account with an amount equal to 7 percent of the payment. Benefits vest after three years of cumulative service with the companies, and benefits are paid in a single lump sum upon the officer’s separation from service commencing as soon as reasonably practicable, following a date seven months after the separation from service. Officers may also elect deferrals to be distributed in 2 to 10 equal annual installments. Earlier distributions may be made in the case of an officer’s death.

Earnings on amounts in participant accounts under the SRSP Plans and the DC-ESRP are calculated based on the performance of the following funds available in the 401(k) plan:

Fund Name	2018 Return
Bond Index Fund	0.0%
Emerging Markets Enhanced Index Fund	-14.5%
International Stock Index Fund	-13.8%
Large Company Stock Index Fund	-4.4%
Money Market Investment Fund	1.8%
Retirement Income Fund	-2.8%
Short Term Bond Index Fund	1.5%
Small Company Stock Index Fund	-9.2%
Target Date Fund 2015	-3.1%
Target Date Fund 2020	-4.5%
Target Date Fund 2025	-5.9%
Target Date Fund 2030	-6.7%
Target Date Fund 2035	-7.3%
Target Date Fund 2040	-7.9%
Target Date Fund 2045	-8.4%
Target Date Fund 2050	-8.6%
Target Date Fund 2055	-8.6%
Target Date Fund 2060	-8.7%
Total US Stock Index Fund	-5.3%
U.S. Government Bond Index Fund	0.5%
World Stock Index Fund	-9.1%

Other available measures are the PG&E Corporation Phantom Stock Fund, which mirrors an investment in PG&E Corporation common stock (2018 return of negative 45.7 percent), and the AA Utility Bond Fund. The AA Utility Bond Fund accrues interest based on the long-term corporate bond yield average for AA utilities reported by Moody’s Investors Service (yields reported during 2018 ranged from 3.6 percent to 4.4 percent). Pre-2005 deferrals under the SRSP Plans are limited to the Large Company Stock Index Fund, the PG&E Corporation Phantom Stock Fund, and the AA Utility Bond Fund. In general, the earnings measures are selected by the officer and may be reallocated subject to restrictions imposed by regulations of the SEC. However, deferrals of Special Incentive Stock Ownership Premiums received under the prior Executive Stock Ownership Program before December 31, 2012 may only be invested in the PG&E Corporation Phantom Stock Fund and may not be reallocated.

XI. POTENTIAL PAYMENTS UPON RESIGNATION, RETIREMENT, TERMINATION, CHANGE IN CONTROL, DEATH, OR DISABILITY

The NEOs are eligible to receive certain benefits upon termination, or when a Change in Control (as defined in the Officer Severance Policy) occurs and either (1) the officer’s employment is terminated (including constructive termination by the officer for good reason) in connection with the Change in Control, or (2) the acquiring company does not continue or assume outstanding LTIP awards, or substitute the LTIP awards with substantially equivalent awards.

The following table estimates potential payments for each NEO as if, effective December 31, 2018, that individual’s employment was terminated or an acquiror did not assume, continue, or grant substitute awards for LTIP awards previously granted by PG&E Corporation or the Utility. Estimates assume that the value of any stock-based compensation received was $23.75 per share, which was the closing price of PG&E Corporation common stock on December 31, 2018. The table generally excludes (1) payments for services already rendered (such as unpaid and earned salary), which would be due to the NEO even if the individual had remained employed with the companies, (2) post-retirement benefits that would be available to employees generally, and (3) any deferred compensation that was previously earned but would become payable due to the termination (these deferred amounts are reflected in the table entitled “Non-Qualified Deferred Compensation—2018”). The table also does not fully take into account changes and restrictions that apply following the commencement of the Chapter 11 Cases on January 29, 2019. Please see section 5 of the CD&A for a discussion of the potential future impacts of the Chapter 11 Cases.

The value of actual cash and equity received on or shortly after December 31, 2018 would be less than the “total” amount listed below because (1) pension benefits are paid over time in the form of a life annuity, and (2) stock awards reflected in the table will be payable only after vesting, which may occur in subsequent years.

Since Mr. Stavropoulos retired on October 1, 2018, only payments that he received upon retirement are shown.

Name	Resignation/ Retirement ($)	Termination For Cause ($)	Termination Without Cause ($)	Change in Control ($)(1)	Death or Disability ($)(2)
G. J. Williams
Value of Accumulated Pension Benefits	$3,189,564	$3,189,564	$3,189,564	$3,189,564	$2,002,036
Value of Stock Awards Vesting(3)	3,915,462	0	3,915,462	3,915,462	3,915,462
Severance Payment	0	0	2,495,500	4,975,833	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	48,939	48,939	0
Career Transition	0	0	12,000	12,000	0
Total	$7,105,026	$3,189,564	$9,661,465	$12,141,798	$5,917,498
J. Soto, Jr.
Value of Accumulated Pension Benefits	$925,248	$925,248	$925,248	$925,248	$486,800
Value of Stock Awards Vesting(3)	0	0	263,787	803,096	803,096
Severance Payment	0	0	800,000	800,000	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	48,939	48,939	0
Career Transition	0	0	12,000	12,000	0
Total	$925,248	$925,248	$2,049,973	$2,589,283	$1,289,896
S. Malnight
Value of Accumulated Pension Benefits	$1,553,145	$1,553,145	$1,553,145	$1,553,145	$858,796
Value of Stock Awards Vesting(3)	0	0	400,291	657,803	657,803
Severance Payment	0	0	866,250	1,620,260	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	48,939	48,939	0
Career Transition	0	0	12,000	12,000	0
Total	$1,553,145	$1,553,145	$2,880,624	$3,892,147	$1,516,599

Name	Resignation/ Retirement ($)	Termination For Cause ($)	Termination Without Cause ($)	Change in Control ($)(1)	Death or Disability ($)(2)
P. Hogan
Value of Accumulated Pension Benefits	$110,633	$110,633	$110,633	$110,633	$102,004
Value of Stock Awards Vesting(3)	0	0	212,684	440,923	440,923
Severance Payment	0	0	686,400	686,400	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	16,876	16,876	0
Career Transition	0	0	12,000	12,000	0
Total	$110,633	$110,633	$1,038,593	$1,266,832	$542,927
J. P. Wells
Value of Accumulated Pension Benefits	$997,646	$997,646	$997,646	$997,646	$576,525
Value of Stock Awards Vesting(3)	0	0	664,593	1,365,907	1,365,907
Severance Payment	0	0	1,102,500	2,197,500	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	35,438	35,438	0
Career Transition	0	0	12,000	12,000	0
Total	$997,646	$997,646	$2,812,177	$4,608,491	$1,942,432
D. S. Thomason
Value of Accumulated Pension Benefits	$605,348	$605,348	$605,348	$605,348	$342,761
Value of Stock Awards Vesting(3)	0	0	92,662	176,684	176,684
Severance Payment	0	0	471,250	471,250	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	48,939	48,939	0
Career Transition	0	0	12,000	12,000	0
Total	$605,348	$605,348	$1,230,198	$1,314,220	$519,445
J. R. Simon
Value of Accumulated Pension Benefits	$2,264,599	$2,264,599	$2,264,599	$2,264,599	$1,165,091
Value of Stock Awards Vesting(3)	0	0	579,296	1,223,033	1,223,033
Severance Payment	0	0	1,056,650	2,106,100	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	48,939	48,939	0
Career Transition	0	0	12,000	12,000	0
Total	$2,264,599	$2,264,599	$3,961,484	$5,654,671	$2,388,124
N. Stavropoulos
Value of Accumulated Pension Benefits	$2,174,796
Value of Stock Awards Vesting(3)	1,601,362
Severance Payment	0
Short-Term Incentive Plan Award(4)	0
Health Care Insurance	0
Career Transition	0
Total	$3,776,158

(1)
Payments made in connection with a Change in Control may require shareholder approval, pursuant to the PG&E Corporation Golden Parachute Restriction Policy, discussed below. If excise taxes are levied in connection with Internal Revenue Code Section 4999, the aggregate benefits shown may be reduced to a level that does not trigger the excise tax, but only if doing so would be more beneficial to the officer on an after-tax basis.

(2)
For pension payments, the number reflects the value of aggregated benefits upon termination due to death. Pension payments upon termination due to disability would be the same as in the event of resignation.

(3)
Reflects the value of outstanding equity awards for which vesting is continued or accelerated due to the termination event. Based on performance through December 31, 2018, no payments would be made with respect to outstanding performance shares using a TSR measure. Payments would be made with respect to 100 percent of outstanding performance shares granted in 2016 using safety and affordability measures. Outstanding performance shares granted in 2017 and 2018 using safety, affordability, and financial measures are included assuming a 100 percent payout.

(4)	Assumes 2018 STIP performance score of 0, as determined by the Boards of PG&E Corporation and the Utility and the Compensation Committee for all officers.

Pension Benefits in General

If any NEO is terminated for any reason, that officer generally is entitled to receive accrued and vested pension benefits, as described in the narrative accompanying the “Pension Benefits—2018” table. The value of the pension benefit will be paid out over time in the form of an annuity, consistent with payment elections made by the NEO. The qualified plan trust is funded by contributions from both PG&E Corporation and the Utility. Payments from the non-qualified plan are paid by PG&E Corporation and are reduced by any benefit payable from the qualified plan.

The value of pension benefits reported in the table above is identical in all termination scenarios, except if an NEO’s employment is terminated due to that officer’s death. In that case, if (1) the officer was at least 55 years of age, or (2) the combined total of his or her age and the number of years worked exceeded 70, then the officer’s surviving spouse or beneficiary would be entitled to an immediate commencement of payment of 50 percent of the single-life pension benefit that would otherwise have been available to the officer at age 65. For all other officers, the value of this pre-retirement survivor’s benefit would be 50 percent of the single life pension benefit that would otherwise have been available to the officer at age 55, and the benefit would commence on the first of the month after the day that officer would have reached age 55.

Officer Severance Policy

The Officer Severance Policy provides for severance payments and the treatment of certain LTIP awards upon termination with cause, termination without cause, and termination in connection with a Change in Control. Benefits under the Officer Severance Policy are paid by the individual’s former employer.

Potential Payments – Resignation/Retirement

LTIP Awards

Unvested performance shares, stock options, and RSUs generally are cancelled upon resignation, unless that individual’s resignation qualifies as a “retirement.” For these purposes, “retirement” for the NEOs means a termination of employment, other than for cause, when an employee is at least 55 years old and has been employed for at least the last five consecutive years immediately before termination. If the individual “retires,” then:

●	Unvested performance shares continue to vest and will become payable as if the officer remained employed,

●
Unvested annual RSU awards continue to vest and will become payable as if the officer remained employed (unless retirement occurs within two years following a Change in Control, in which case shares underlying the RSUs vest and are paid out within 60 days following the retirement).

●
Unvested annual stock options continue to vest and will become exercisable according to their normal vesting schedule as if the officer remained employed (unless retirement occurs within two years following a Change in Control, in which case all options vest and may be exercised for the shorter of the remaining term or five years.

With respect to the RSUs granted as a promotional award to Mr. Stavropoulos in May 2017, the retirement provision does not apply and unvested RSUs were cancelled at the time his employment ended.

Ms. Williams was the only NEO eligible for retirement under the LTIP as of December 31, 2018. Mr. Stavropoulos was retirement-eligible at the time his employment ended.

STIP

If an NEO resigns or retires on or after December 31 of a performance year, that officer will be entitled to receive a lump-sum STIP payment for that calendar year.

If an NEO resigns prior to December 31 of any calendar year, potential STIP payments for that year generally are forfeited. However, if the NEO is at least 55 years of age at the time of resignation, then potential STIP payments will be treated in the same manner as for a “retirement.”

If an NEO retires before December 31 of any calendar year, then the Compensation Committee may, in its discretion, approve providing the retired NEO with a lump-sum STIP payment for that calendar year. Any such STIP payment generally would reflect actual earnings, and thus be prorated to reflect the amount of time that the retired NEO was employed during the performance period.

Any STIP payment generally would reflect the STIP performance score applicable to active employees and would be paid by the former employer at the same time as for active employees.

Post-Retirement Life Insurance Benefits

Upon retirement (as defined under the qualified pension plan), all employees of PG&E Corporation, the Utility, and certain subsidiaries are eligible to receive a life insurance coverage benefit under the Post-Retirement Life Insurance Plan of Pacific Gas and Electric Company. If an employee retires at age 55 or older with at least 15 years of service (“qualifying retirement”) with the companies and their respective subsidiaries, the employee may qualify for a different “benefit level” and the value of the benefit may increase. Each retiree’s applicable “benefit level” is determined based on factors such as the participant’s position with the company at retirement and the date of hire or promotion. Prior to December 31, 2008, upon qualifying retirement, certain benefit levels also permitted the retiree to elect to receive the benefit in the form of a lump-sum cash payment equal to the present value of the insurance coverage benefit. Participants no longer may elect the cash payment upon retirement, but certain individuals who were employees as of December 31, 2008 and who were likely upon retirement to qualify for the benefit levels that previously offered the cash alternative were given the opportunity to make a one-time election as to whether to receive future benefits (if any) as insurance coverage or in the form of a lump-sum cash payment. Benefits are paid by the former employer.

Upon qualifying retirement, Ms. Williams and Mr. Simon would receive a lump-sum cash benefit equal to the present value of a post-retirement life insurance policy with coverage equal to his or her last 12 months of salary. Upon qualifying for retirement, all other NEOs would be entitled to receive a life insurance benefit in the amount of $50,000.

Potential Payments – Termination for Cause

If an officer is terminated for cause, all outstanding performance shares and RSUs are cancelled, stock options are forfeited, no severance payment is available, and the officer is not eligible to receive a STIP payment for that year.

As provided in the Officer Severance Policy, in general, an officer is terminated “for cause” if the employer determines in good faith that the officer has engaged in, committed, or is responsible for:

●	Serious misconduct, gross negligence, theft, or fraud against PG&E Corporation and/or the officer’s employer,

●	Refusal or unwillingness to perform his or her duties,

●	Inappropriate conduct in violation of the Corporation’s equal employment opportunity policy,

●	Conduct that reflects adversely upon, or making any remarks disparaging of, the Corporation, its Board, officers, or employees, or its affiliates or subsidiaries,

●	Insubordination,

●	Any willful act that is likely to injure the reputation, business, or business relationship of the Corporation or its subsidiaries or affiliates, or

●	Violation of any fiduciary duty, or breach of any duty of loyalty.

With respect to vesting of LTIP awards, “cause” generally is determined in the sole discretion of PG&E Corporation, and typically includes dishonesty, a criminal offense, or violation of a work rule.

Potential Payments – Termination Without Cause

LTIP Awards

Termination provisions are described in the Officer Severance Policy and LTIP award agreements.

●
Unvested performance shares generally vest based on actual performance proportionately based on the number of months during the performance period that the officer was employed divided by 36 months. Any vested performance shares are settled, if at all, at the end of the applicable performance period.

●	Unvested RSUs generally continue to vest for 12 months.

●	Unvested stock options that would have vested over the 12 months following termination will continue to vest. Vested stock options may be exercised for the shorter of one year or the remaining term.

However, if the officer is at least 55 years of age with at least five years of service, his or her termination without cause is treated as a retirement under the terms of the LTIP. (Please see the section entitled “Potential Payments—Resignation/ Retirement” for a discussion of vesting provisions.) Ms. Williams was the only NEO eligible for retirement under the LTIP as of December 31, 2018. Mr. Stavropoulos was retirement-eligible at the time his employment ended.

Severance Payment

All NEOs would be entitled to a lump-sum payment of one times annual base salary and STIP target.

STIP

If an officer is terminated without cause before December 31 of a given year and has at least six months of service in that year, the officer is eligible to receive a prorated lump-sum STIP award for that year. Such STIP payment generally would reflect the STIP performance score applicable to active employees and would be prorated to reflect the amount of time that the officer was employed during the performance period. Payments would be paid by the former employer and at the same time as for active employees.

Miscellaneous Benefits

The officer is entitled to receive a lump-sum cash payment equal to the estimated value of 18 months of COBRA premiums, based on the officer’s benefit levels at the time of termination (with such payment subject to taxation under applicable law), and career transition services.

Covenants

In consideration for severance benefits other than those relating to LTIP awards, (1) the officer agrees not to divulge any confidential or privileged information obtained during his or her employment, unless required or permitted by law, (2) during a period of 12 months following severance, the officer agrees to a covenant to, among other things, refrain from soliciting customers and employees, (3) the officer agrees to assist in legal proceedings as reasonably required during this period, (4) the officer must sign a release of claims, and (5) the officer must agree not to compete with the companies to the extent permitted by law.

Potential Payments – Severance in Connection with Change in Control

Change-in-Control benefits require a “double trigger” and are not payable based on a Change-in-Control event alone. Benefits in connection with a Change in Control are provided by the Officer Severance Policy, the LTIPs, and related LTIP award agreements and guidelines. Benefits may be limited by the PG&E Corporation Golden Parachute Restriction Policy, which is discussed further below.

Definition of Change in Control

A Change in Control occurs upon any of the following events:

1.	Any person or entity (excluding employee benefit plans or a plan fiduciary) becomes the direct or indirect owner of more than 30 percent of PG&E Corporation’s outstanding common stock.

2.
Over any two-year period, a majority of the PG&E Corporation directors in office at the beginning of the period are no longer in office (unless each new director was elected or nominated for shareholder election by at least two-thirds of the remaining active directors who also were in office at the beginning of the period or who were elected or nominated by at least two-thirds of the active directors at the time of election or nomination).

3.
Following any shareholder-approved consolidation or merger of PG&E Corporation, the former Corporation shareholders own less than 70 percent of the voting power in the surviving entity (or parent of the surviving entity).

4.
(a) Consummation of the sale, lease, exchange, or other transfer of all or substantially all of PG&E Corporation’s assets, or
(b) shareholder approval of a plan of liquidation or dissolution of PG&E Corporation.

LTIP Awards

Following a Change in Control, LTIP awards generally accelerate or automatically vest if either (a) the successor company fails to assume, continue, or substitute previously granted awards in a manner that preserves the value of those awards, or (b) the award recipient is terminated (including constructive termination) in connection with a Change in Control during a set period of time before or after the Change in Control. Specific acceleration, vesting, and settlement provisions are as follows (subject to any delays necessary to comply with Internal Revenue Code Section 409A):

TREATMENT OF UNVESTED LTIP AWARDS UPON TERMINATION WITHOUT CAUSE
IN CONNECTION WITH A CHANGE IN CONTROL (CIC)

	CIC Occurs and Acquiror Does Not Assume, Continue, or Grant Substitute LTIP Awards	Termination Within Three Months Before CIC; Awards Are Assumed, Continued, or Substituted	Termination Within Two Years After CIC; Awards Are Assumed, Continued, or Substituted
Performance Shares
Vest upon CIC, payable at end of the performance period, but based on a payout factor measuring TSR for the period from the beginning of the performance period to the date of CIC, and assuming safety and affordability performance was at target

		Vest upon CIC, payable at the end of the performance period	Vest upon termination, payable at the end of the performance period
RSUs	Vest upon CIC, settled under the normal schedule	Vest upon CIC, settled under the normal schedule (includes any RSUs that would have continued to vest after termination)	Vest upon termination, settled within 60 days
Stock Options	Vest upon CIC and will be cancelled in exchange for fair value	Vest upon CIC; may be exercised within shorter of remaining term or one year	Vest upon termination; may be exercised within shorter of remaining term or one year

Severance Payment

The Officer Severance Policy provides enhanced Change-in-Control severance benefits to “covered officers” who are in officer compensation bands 1 or 2. Such covered officers include Ms. Williams, Mr. Malnight, Mr. Wells, and Mr. Simon. Mr. Stavropoulos was a covered officer prior to the end of his employment. If Mr. Soto, Mr. Hogan, or Mr. Thomason had been terminated in connection with a Change in Control as of December 31, 2018, each would have been eligible for standard severance benefits, as discussed in the section entitled “Potential Payments—Termination Without Cause.”

If a covered officer is terminated without cause or is constructively terminated in connection with a Change in Control (which includes termination prior to a Potential Change in Control, as defined in the Officer Severance Policy), the officer generally would be eligible for a lump-sum payment equal to the total of:

1.	Unpaid base salary earned through the termination date,

2.	Any accrued but unpaid vacation pay, and

3.
Two times the sum of (a) target STIP for the fiscal year in which termination occurs, and (b) the officer’s annual base salary in effect immediately before either the date of termination or the Change in Control, whichever is greater.

However, in connection with the elimination of reimbursement payments for excise taxes levied in connection with Internal Revenue Code Section 4999, eligible officers either (1) are responsible for paying any such excise taxes, or (2) have their aggregate Change-in-Control benefits reduced to a level that does not trigger the excise tax, but only if doing so would be more beneficial to the officer on an after-tax basis.

For these purposes, “cause” means:

(i)
The covered officer’s willful and continued failure to substantially perform the officer’s duties with PG&E Corporation or one of its affiliates, after a written Board demand for substantial performance is delivered to the officer, or

(ii)	The willful engagement in illegal conduct or gross misconduct that is materially injurious to PG&E Corporation.

Constructive termination includes resignation in connection with conditions that constitute Good Reason as defined in the Officer Severance Policy (which includes, among other things, a material diminution in duties, authority, or base compensation).

STIP

If a covered officer is terminated without cause or is constructively terminated in connection with a Change in Control, the Officer Severance Policy provides that the officer will receive a lump-sum payment equal to the officer’s prorated target STIP calculated for the fiscal year in which termination occurs. If Mr. Soto, Mr. Hogan, or Mr. Thomason had been terminated in connection with a Change in Control as of December 31, 2018, each would have been eligible for STIP payments, consistent with the discussion in the section entitled “Potential Payments—Termination Without Cause.”

PG&E Corporation Golden Parachute Restriction Policy

The Golden Parachute Restriction Policy requires shareholder approval of executive severance payments provided in connection with any change in control, to the extent that those payments exceed 2.99 times the sum of a covered officer’s base salary and target annual bonus. This Policy was adopted by the PG&E Corporation Board in February 2006.

The policy applies to the value of cash, special benefits, or perquisites that are due to the executive following or in connection with both (1) a change in control, and (2) the termination or constructive termination of an officer of PG&E Corporation, the Utility, or their respective subsidiaries at the level of Senior Vice President or higher. It does not apply to the value of benefits that would be triggered by a change in control without severance, or to the value of benefits that would be triggered by severance in the absence of a change in control. The Golden Parachute Restriction Policy also does not apply to certain enumerated payments, including, among others, compensation for services rendered prior to termination, tax restoration payments, and accelerated vesting or settlement of equity awards.

Potential Payments – Termination Due to Death or Disability

LTIP Awards

If an officer’s employment is terminated due to death or disability, LTIP awards are treated as follows:

●	Unvested performance shares vest immediately. Vested shares are payable, if at all, as soon as practicable after completion of the performance period relevant to the performance shares.

●	If a participant’s death or disability (as defined under Internal Revenue Code Section 409A) occurs while employed, unvested RSUs vest immediately and will be settled within 60 days.

●
If a participant’s death or disability (as defined under Internal Revenue Code Section 409A) occurs while employed, unvested stock options vest immediately. Vested stock options may be exercised within the shorter of one year or the remaining term.

Vested LTIP awards are payable to the officer’s designated beneficiary(ies) in the case of death, or otherwise in accordance with the officer’s instructions or by law.

STIP

If an officer’s employment is terminated due to death or disability before December 31 of the STIP performance year, a prorated portion of the target STIP award will become payable to the officer, or, in the case of death, to the officer’s beneficiary(ies), by the former employer and at the same time as STIP payments are made to active employees.

XII. PRINCIPAL EXECUTIVE OFFICERS’ PAY RATIO – 2018

The PG&E Corporation PEO’s 2018 total compensation was $9,289,842. The total compensation of the median employee was $177,765. The ratio of PEO pay to median worker pay for PG&E Corporation was 52:1.

The Utility PEO’s 2018 total compensation was $1,727,251. The total compensation of the median employee was $177,765. The ratio of PEO pay to median worker pay for the Utility was 10:1.

December 31, 2018 was selected as the date to identify the “median employee.” The companies identified the same individual as was identified as the “median employee” on December 31, 2017, for purposes of disclosures in the 2017 Joint Proxy Statement, given that since December 31, 2017, there have been no changes to either company’s employee population or employee compensation arrangements that would result in significant changes to the pay ratio disclosure. To identify the “median employee” on December 31, 2017, Medicare wages from tax records were utilized to make the initial identification. At that time, of the companies’ total of 23,361 employees, an insignificant number (24) were employed by PG&E Corporation, so the same employee was used as the “median employee” for both PG&E Corporation and the Utility in 2017 and again in 2018. After identifying the median employee, all the elements of compensation, including cash compensation and change in pension value, for 2018 were combined in accordance with the requirements of Item 402(c)(2)(x) of SEC Regulation S-K.

As of December 31, 2018, three individuals concurrently served as PEOs of the Utility: Jesus Soto, Senior Vice President, Gas Operations; Steven Malnight, Senior Vice President, Energy Supply and Policy; and Patrick Hogan, Senior Vice President, Electric Operations. To reflect this structure, PEO compensation was calculated as the average compensation provided to Messrs. Soto, Malnight, and Hogan. Because these three individuals assumed the shared duties of PEO on September 1, 2018, PEO compensation, specifically salary and non-equity incentive plan compensation, was annualized to project the amount of compensation that would have been earned if each of the PEOs had been in his position for the full year.

These ratios are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table presents certain information regarding shareholders that PG&E Corporation and the Utility know are beneficial owners of more than 5 percent of any class of voting securities of the Corporation or the Utility as of April 24, 2019 (except as noted below).

Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Pacific Gas and Electric Company stock(1)	PG&E Corporation(2) 77 Beale Street P.O. Box 770000 San Francisco, CA 94177	264,374,809		96.24%
Pacific Gas and Electric Company first preferred stock(2)	Stonehill Capital Management LLC, et al. 885 Third Avenue, 30th Fl New York, NY, 10022	672,126	(3)	6.5%
PG&E Corporation common stock	The Vanguard Group Inc.(4) 100 Vanguard Blvd. Malvern, PA 19355	47,523,913	(4)	9.2%

(1)	The Utility’s common stock and preferred stock vote together as a single class. Each share is entitled to one vote.

(2)	As of April 24, 2019, the Corporation held 100% of the issued and outstanding shares of Utility common stock, and no Utility preferred shares.

(3)
The information relates to beneficial ownership as of January 28, 2019, as reported in a Schedule 13G filed with the SEC on February 7, 2019 by Stonehill Capital Management LLC (“Stonehill”) and the following individuals, all of whom share voting and dispositive power with respect to the shares: John Motulsky. Christopher Wilson, Jonathan Sacks, Peter Sisitsky, Michael Thoyer, Michael Stern and Samir Arora.

(4)
The information relates to beneficial ownership as of December 31, 2018, as reported in an amended Schedule 13G filed with the SEC on February 11, 2019 by The Vanguard Group, Inc. (“Vanguard”). For these purposes, Vanguard has sole voting power with respect to 695,977 shares of PG&E Corporation common stock, shared voting power with respect to 251,229 shares, sole dispositive power with respect to 46,685,227 shares, and shared dispositive power with respect to 838,686 shares of PG&E Corporation common stock held by Vanguard.

Security Ownership of Management

The following table sets forth the number of shares of PG&E Corporation common stock beneficially owned (as defined in the rules of the SEC) as of April 15, 2019 by the directors, the nominees for director, the NEOs, and all directors and executive officers of PG&E Corporation and the Utility as a group. As of April 15, 2019, no listed individual owned shares of any class of Utility securities. The table also sets forth common stock equivalents credited to the accounts of directors and executive officers under the Corporation’s deferred compensation and equity plans. Directors and Section 16 Officers of the Corporation and the Utility may not engage in any hedging or monetization transactions that limit or eliminate the officer’s ability to profit from an increase in the value of company stock, and generally are prohibited from pledging company stock as collateral for a loan.

Name	Beneficial Stock Ownership(1)(2)	Percent of Class(3)	Common Stock Equivalents(4)	Total
Richard R. Barrera(5)	0	*	0	0
Jeffrey L. Bleich(5)	0	*	0	0
Nora Mead Brownell(5)	0	*	0	0
Frederick W. Buckman(5)	0	*	0	0
Cheryl F. Campbell(5)	0	*	0	0
Fred J. Fowler(5)	14,043	*	0	14,043
William D. Johnson(5)	0	*	0	0
Michael J. Leffell(5)(8)	80,360	*	0	80,360
Kenneth Liang(5)(10)	12,000	*	0	12,000
Dominique Mielle(5)	0	*	0	0
Meridee A. Moore(5)(9)	140,000	*	0	140,000
Eric D. Mullins(5)	2,099	*	6,353	8,452
Kristine M. Schmidt(5)	0	*	0	0
Alejandro D. Wolff(5)	0	*	0	0
Geisha J. Williams(6)(7)	159,632	*	4,282	163,914
Jesus Soto Jr.(6)	36,219	*	0	36,219
Steven E. Malnight(6)(7)	23,367	*	0	23,367
Patrick M. Hogan(6)(7)	26,247	*	0	26,247
Jason P. Wells(6)	56,882	*	0	56,882
David S. Thomason(6)	8,549	*	0	8,549
John R. Simon(6)	56,674	*	160	56,834
Nickolas Stavropoulos(6)(7)	68,229	*	2,518	70,747
All PG&E Corporation directors and executive officers as a group (24 persons)	743,352	*	13,313	756,665
All Utility directors and executive officers as a group (28 persons)	809,208	*	13,313	822,521

*	Less than 1 percent

(1)
This column includes any shares held in the name of the spouse, minor children, or other relatives sharing the home of the listed individuals and, in the case of current and former executive officers, includes shares of PG&E Corporation common stock held in the defined contribution retirement plan maintained by PG&E Corporation. Except as otherwise indicated below, the listed individuals have sole voting and investment power over the shares shown in this column. Voting power includes the power to direct the voting of the shares held, and investment power includes the power to direct the disposition of the shares held.

This column also includes the following shares of PG&E Corporation common stock in which the listed individuals share voting and investment power: Ms. Williams 88,354 shares, Mr. Wells 38,326 shares, Mr. Simon 38,404 shares, Mr. Stavropoulos 48,679 shares, all PG&E Corporation directors and executive officers as a group 213,763 shares, and all Utility directors and executive officers as a group 213,763 shares. No reported shares are pledged.

(2)
This column includes the following shares of PG&E Corporation common stock that the individuals have the right to acquire within 60 days of April 15, 2019 through the exercise of vested stock options or the settlement of vested phantom stock awards: Ms. Williams 52,134 shares, Mr. Soto 5,865 shares, Mr. Malnight 5,865 shares, Mr. Hogan 5,213 shares, Mr. Wells 16,292 shares, Mr. Thomason 2,118 shares, Mr. Simon 14,663 shares, Mr. Stavropoulos 19,550 shares, all PG&E Corporation directors and executive officers as a group 136,036 shares, and all Utility directors and executive officers as a group 151,351 shares. These individuals have neither voting power nor investment power with respect to these shares unless and until they are purchased through the exercise of the options or, with respect to the phantom stock awards, settled in shares of PG&E Corporation common stock, under the terms of the 2006 LTIP and the 2014 LTIP.

(3)	The percent of class calculation is based on the number of shares of PG&E Corporation common stock outstanding as of April 15, 2019, which was 529,210,278 shares outstanding.

(4)
This column reflects the number of stock units that were purchased by listed individuals through salary and other compensation deferrals or that were awarded under equity compensation plans. The value of each stock unit is equal to the value of a share of PG&E Corporation common stock and fluctuates daily based on the market price of PG&E Corporation common stock. The listed individuals who own these stock units share the same market risk as PG&E Corporation shareholders, although they do not have voting rights with respect to these stock units.

(5)
Mr. Barrera, Mr. Bleich, Ms. Brownell, Mr. Buckman, Ms. Campbell, Mr. Fowler, Mr. Leffell, Mr. Liang, Ms. Mielle, Ms. Moore, Mr. Mullins, Ms. Schmidt and Mr. Wolff are directors and director nominees of both PG&E Corporation and the Utility. Mr. Johnson is a director nominee of both PG&E Corporation and the Utility.

(6)
Ms. Williams, Mr. Soto, Mr. Malnight, Mr. Wells, Mr. Simon, and Mr. Stavropoulos are included in the Summary Compensation Table as NEOs of both PG&E Corporation and the Utility. Mr. Hogan and Mr. Thomason are included in the Summary Compensation Table as NEOs of the Utility only.

(7)	Ms. Williams, Mr. Malnight, Mr. Hogan, and Mr. Stavropoulos were NEOs during 2018 but are no longer with PG&E Corporation or the Utility.

(8)
Mr. Leffell beneficially owns (i) 1,375 shares of PG&E Corporation common stock directly in his name or in his self-directed individual retirement account, (ii) 73,880 shares of PG&E Corporation common stock through his interest in Portage Capital, LLC, a family investment partnership, (iii) 4,150 shares of PG&E Corporation common stock held by an entity owned by members of Mr. Leffell’s immediate family and (iv) 955 shares of PG&E Corporation common stock held in accounts owned by members of Mr. Leffell’s immediate family. Mr. Leffell has sole voting and investment power over all such shares.

(9)
Ms. Moore beneficially owns 140,000 shares of PG&E Corporation common stock through her interest in Watershed Asset Management, LLC, an asset management firm. Ms. Moore has sole voting and investment power over all such shares.

(10)
12,000 shares of PG&E Corporation common stock are held by the Liang Family Trust, for which Kenneth and Laura Liang are trustees. In his capacity as a trustee together with Laura Liang, Mr. Liang has sole voting and investment power over all such shares.

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
__________________________
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

For more information, see Note 5 of the Notes to the Consolidated Financial Statements in Item 8 of the Original Filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Approval Policies

The Boards of PG&E Corporation and the Utility each adopted a written policy (the companies’ Related Party Transaction Policy (“Policy”)) which generally requires Audit Committee approval or ratification of transactions that would require disclosure under Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934 (“Item 404(a)”), except that the Policy has a lower dollar threshold than Item 404(a).

Under the Policy, at the first meeting of each year, each company’s Audit Committee reviews, approves, and/or ratifies related party transactions (other than the types of transactions that are excluded from disclosure under Item 404(a), as described below) with values exceeding $10,000 in which either company participates and in which any “Related Party” has a material direct or indirect interest. For these purposes, “Related Party” generally includes (1) any director, nominee for director, or executive officer, (2) holders of greater than 5 percent of that company’s voting securities, and (3) those parties’ immediate family members.

After the annual review and approval of related party transactions, if either company wishes to enter into a new related party transaction, then that transaction must be either pre-approved or ratified by the applicable Audit Committee. If a transaction is not ratified in accordance with the Policy, management will make all reasonable efforts to cancel or annul that transaction.

Where it is not practical or desirable to wait until the next Audit Committee meeting to obtain approval or ratification, the Chair of the applicable Audit Committee may elect to approve a particular related party transaction. If the Chair of the applicable Audit Committee has an interest in the proposed related party transaction, then that transaction may be reviewed and approved by another independent and disinterested member of the applicable Audit Committee. In either case, the individual approving the transaction must report such approval to the full Committee at the next regularly scheduled meeting.

When reviewing any related party transaction, the Audit Committees consider whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party. The Policy also requires that each Audit Committee disclose to the respective Board any material related party transactions.

As provided in Item 404(a), the following types of transactions are excluded:

●	Transactions where the rates or charges are determined by competitive bids,
●	Transactions for the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority,
●	Transactions for services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services,
●	Benefits received on a pro rata basis by holders of PG&E Corporation or Utility securities,
●
Transactions where the individual’s interest arises solely (1) from such person’s position as a director of another corporation or organization which is a party to the transaction, (2) from the direct or indirect ownership of such person and a specific group (consisting of directors, nominees for director, and executive officers of the corporation, or any member of their immediate families), in the aggregate, of less than a 10 percent equity interest in another person (other than a partnership) that is a party to the transaction, or (3) from both such position and ownership,

●
Transactions where the individual’s interest arises solely from the holding of an equity interest (including a limited partnership interest, but excluding a general partnership interest) or a creditor interest in another person that is party to the transaction with PG&E Corporation, the Utility, or any of their respective subsidiaries or affiliates, and the transaction is not material to such other person,

●
Transactions where the individual’s interest arises only from such person’s position as a limited partner in a partnership engaged in a transaction with PG&E Corporation or the Utility, in which the individual’s interest (when aggregated with any other Related Parties) is less than 10 percent and the individual does not serve as a general partner of, nor hold another position in, the partnership,

●
An employment relationship or transaction involving an executive officer of the respective company (and any related compensation resulting solely from that relationship or transaction), if the compensation is reported pursuant to Regulation S-K, Item 402,

●
An employment relationship or transaction involving an executive officer of the respective company (and any related compensation resulting solely from that relationship or transaction), if the compensation would have been reported pursuant to Regulation S-K, Item 402 as compensation earned for services if that individual were an executive officer named in the Summary Compensation Table, and such compensation had been approved or recommended to the Board by the PG&E Corporation Compensation Committee (and the executive officer is not an immediate family member of another Related Party), or

●	Compensation provided to a director, provided that such compensation is reported pursuant to Regulation S-K, Item 407.

Since January 1, 2018, all related party transactions have been approved or ratified by the applicable Audit Committee in accordance with this Policy.

Related Person Transactions

Since January 1, 2018, one provider of asset management services in excess of $120,000 has been beneficial owner of at least 5 percent of PG&E Corporation common stock: The Vanguard Group, Inc. (“Vanguard”). Vanguard (including its affiliates), provided asset management services to grantor trusts associated with certain of the companies’ non-qualified and deferred income benefit plans, and to The PG&E Corporation Foundation. In exchange for these services, Vanguard earned approximately $143,000 in fees during 2018. The services were (1) approved by the PG&E Corporation Audit Committee, and (2) subject to terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party. PG&E Corporation expects that Vanguard will continue to provide similar services and products in the future, at similar levels, in the normal course of business operations.

Kathy Thomason is employed by the Utility as a Business Finance Analyst, Expert, and she is the spouse of David S. Thomason, who is Vice President, Chief Financial Officer, and Controller of the Utility. Since January 1, 2018, Ms. Thomason received compensation and related payments and benefits from the Utility with a value of approximately $120,000. Any payments to Ms. Thomason for services rendered during 2019 are expected to be similar in nature and value to payments provided during 2018, consistent with the Utility’s policies and practices that apply to employee compensation generally.

Director Independence

On both PG&E Corporation’s Board and the Utility’s Board, at least 75 percent of the directors are independent, as required by each company’s Guidelines. The definitions of “independence” are identical for each company, are set forth in each company’s Guidelines, and reflect applicable NYSE definitions.

As of April 30, 2019, all of PG&E Corporation’s directors also are independent as defined by the NYSE. The Utility Board is exempt from NYSE American rules requiring that at least a majority of the directors meet the stock exchange’s definition of “independent director” because PG&E Corporation holds approximately 96 percent of the voting power of the Utility and the Utility is a “controlled” subsidiary.

The Boards of the Corporation and the Utility have determined that each of the following directors is independent according to the applicable company’s Guidelines: Richard R. Barrera, Jeffrey L. Bleich, Nora Mead Brownell, Frederick W. Buckman, Cheryl F. Campbell, Fred J. Fowler, Michael J. Leffell, Kenneth Liang, Dominique Mielle, Meridee A. Moore, Eric D. Mullins, Kristine M. Schmidt, and Alejandro D. Wolff. PG&E Corporation and the Utility also have determined that from January 1, 2018 to the date of this Amendment No. 1, each of the following past directors was independent while serving on the Boards, according to the applicable company’s Guidelines: Lewis Chew, Jeh C. Johnson, Richard C. Kelly, Roger H. Kimmel, Richard A. Meserve, Forrest E. Miller, Benito Minicucci, Rosendo G. Parra, Barbara L. Rambo, and Anne Shen Smith. (Jeh C. Johnson, who resigned as a director of the Utility on December 7, 2017, served on the Board of the Corporation as of January 1, 2018 but did not stand for reelection at the Corporation’s 2018 annual meeting of shareholders and served through the last day of his term, May 22, 2018. Roger H. Kimmel served on the Boards of the Corporation and the Utility but resigned from both Boards on January 14, 2019.)

In assessing each director’s independence, the companies considered transactions between PG&E Corporation or the Utility and their respective directors, and their immediate family members, and certain entities with which the directors or their immediate family members were affiliated. These transactions primarily involved (a) the Utility’s provision of utility services at rates or charges fixed in conformity with law or governmental authority and (b) membership fees paid to a non-profit entity affiliated with one of the companies’ directors (in amounts below the $10,000 threshold for Audit Committee review pursuant to the companies’ Related Party Transaction Policy), which the Boards determined were not material and did not affect the director’s independence.

Each of the Audit Committees, the Compensation Committee, and the Nominating and Governance Committee is composed entirely of independent directors, as defined in the applicable company’s Guidelines and the Committee’s charters. In addition, the Audit Committees, the Compensation Committee, and the Nominating and Governance Committee are composed entirely of independent directors, as required and defined by the NYSE. Because the Utility is a “controlled” subsidiary of PG&E Corporation for purposes of the NYSE American standards, the Utility is not subject to NYSE American rules that otherwise would require that the Utility’s Board committees responsible for executive compensation and governance be comprised of “independent” directors, as defined by NYSE American, and would impose requirements on the Utility’s director nomination and compensation-setting processes.

Each member of the Audit Committees and each member of the Compensation Committee also satisfies heightened independence standards established by SEC rules and applicable stock exchange requirements regarding independence of audit committee members and compensation committee members.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection and Oversight of the Independent Auditor

Each Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the work of the independent auditor. The Audit Committees review the scope of the audit, including the terms of the engagement. The independent auditor reports directly to the Audit Committees; at each Audit Committee meeting, the independent auditor meets separately with the Audit Committees, without management present.

Annually, each Audit Committee also evaluates the independence, qualifications, and performance of the independent auditor, taking into account the opinions of management and the internal auditors. To ensure continuing independence of the independent auditor, the Audit Committees also consider whether there should be rotation of the independent auditor. In accordance with SEC rules, the lead audit partner may provide a maximum number of five consecutive years of service to the companies. Consistent with that requirement, Deloitte & Touche assigned a new lead auditor to lead the integrated audit of PG&E Corporation’s and the Utility’s financial statements, starting in 2017. The Audit Committees reviewed and evaluated the new lead auditor as part of its annual process for reviewing the independent auditor.

For 2019, the Audit Committees selected Deloitte & Touche as the companies’ independent auditor, following consideration of the following factors and criteria: (1) status as a registered public accounting firm and is subject to oversight by the Public Company Accounting Oversight Board; (2) status as a “Big Four” public accounting firm, nationally and internationally recognized as an expert in accounting and auditing; (3) having one of the largest utility practices of the “Big Four” public accounting firms; (4) having made a strong commitment to supporting supplier diversity; (5) having significant experience with the companies; and (6) having an experienced team, including the lead partner, familiar with the industry, assigned to the companies’ engagements. The Audit Committees also considered (1) Deloitte & Touche’s quality control report, (2) Deloitte & Touche’s discussion of its independence, and (3) a review of Deloitte & Touche’s proposed audit plan (including draft engagement letter) for 2019.

Although Deloitte & Touche has been the companies’ independent auditor since 1999, in 2015 and at the Audit Committees’ direction, the companies solicited bids from accounting firms to conduct the external audits of the companies’ financial statements for the year ending December 31, 2016. The bids were evaluated by the Auditor Selection Committee, which was comprised of members from the companies’ accounting, internal auditing, regulatory, operational, sourcing, and legal functions. The bids were evaluated with respect to four key factors: firm capabilities and background, firm resources and audit plan, supplier diversity plans, and pricing. Upon consideration of the information provided by the Auditor Selection Committee, each Audit Committee appointed Deloitte & Touche as the independent auditor for the year ending December 31, 2016.

Fees Paid to the Independent Auditor During 2018 and 2017

The Audit Committees have reviewed the audit and non-audit fees that PG&E Corporation, the Utility, and their respective controlled subsidiaries have paid to the independent auditor (including subsidiaries and affiliates), in order to consider whether the nature and relative value of those fees are compatible with maintaining the firm’s independence.

Table 1: Fees Billed to PG&E Corporation
(Amounts include Fees Billed to the Utility and its Subsidiaries shown in Table 2 below)

	2018	2017
Audit Fees	$5.505 million	$4.67 million
Audit-Related Fees	$0.245 million	$0.15 million
Tax Fees	$0	$0
All Other Fees	$0	$0

Table 2: Fees Billed to the Utility and its Subsidiaries
(Amounts are included in Fees Billed to PG&E Corporation shown in Table 1 above)

	2018	2017
Audit Fees	$4.896 million	$3.94 million
Audit-Related Fees	$0.245 million	$0.15 million
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees

Audit fees billed for 2018 and 2017 relate to services rendered by Deloitte & Touche and its affiliates in connection with reviews of Quarterly Reports on Form 10-Q, certain limited procedures on registration statements, the audits of the annual financial statements of PG&E Corporation and its subsidiaries and the Utility and its subsidiaries, the audits of both PG&E Corporation’s and the Utility’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and support for statutory or regulatory filings or engagements and regulators’ reviews of auditor workpapers.

Audit-Related Fees

Audit-related fees billed in 2018 and 2017 relate to services rendered by Deloitte & Touche and its affiliates for nuclear decommissioning trust audits, consultations on financial accounting and reporting standards, required agreed-upon procedure reports related to contractual obligations of the Utility and its subsidiaries, advice regarding proposed transactions, advice regarding adoption of new accounting pronouncements, training, and advice concerning internal controls surrounding new applications, systems, or activities.

Tax Fees

Deloitte & Touche and its affiliates provided no services in this category during 2018 and 2017.

All Other Fees

Deloitte & Touche and its affiliates provided no services in this category during 2018 and 2017.

Obtaining Services from the Independent Auditor

Annual Review and Pre-Approval of Services

For each fiscal year, each Audit Committee approves a list of services that will be obtained during that year by the applicable company and its controlled subsidiaries and affiliates from the independent auditor (including its affiliates). The approved services generally are consistent with the descriptions below:

Category	Description
Audit services
Audit and review of annual and quarterly financial statements, expressing opinions on the conformity of the audited financial statements with generally accepted accounting principles, auditing management’s assessment of the effectiveness of internal control over financial reporting, and services that only the independent auditor reasonably can provide (e.g., comfort letters, statutory and regulatory audits, attest services, consents, assistance with and review of documents filed with the SEC, and assistance with new accounting standards, laws, and regulations).

Audit-related services
Assurance and related services that traditionally are performed by the independent auditor (e.g., agreed-upon procedure reports related to contractual obligations and financing activities, consulting regarding accounting pronouncements, nuclear decommissioning trust audits, and attest services).

Tax services	Advice relating to compliance, tax strategy, tax appeals, and specialized tax issues, all of which also must be permitted under the Sarbanes-Oxley Act.
Non-audit services	None.

The Audit Committees also approve maximum fee amounts for each approved service.

As part of the review process, the Audit Committees assess, among other things, the impact of that service on the independent auditor’s independence.

During 2018, management adopted a policy of retaining D&T, Deloitte Consulting, or their subsidiaries or affiliate (together, “Deloitte”) for non-audit services only if the services (1) do not impair D&T’s independence, in fact or appearance, and are permitted by any rules regarding auditor independence, and (2) when aggregated, total amounts paid per year by the companies to Deloitte for “tax service” and “other services” (non-audit services) will be no more than 20 percent of the expected amounts that the companies will pay to Deloitte for “audit services” and “audit-related services.”

Mid-Year Monitoring and Approval of Additional Services

During the year, management periodically updates each Audit Committee as to the extent to which the approved services have already been provided. The Audit Committees also must approve (1) any proposed new services that were not approved during the annual review, and (2) any increase in authorized fee amounts for previously approved services.

Delegation of Pre-Approval Authority

Each Audit Committee has delegated to its Committee Chair, or to any other independent Committee member if the Chair is not available, the authority to pre-approve services provided by the applicable company’s independent auditor. These pre-approvals must be presented to the full Audit Committee at the next regularly scheduled Committee meeting.

Services Provided During 2018 and 2017

During 2018 and 2017, all services provided by Deloitte & Touche to PG&E Corporation, the Utility, and their consolidated affiliates were approved consistent with the applicable pre-approval procedures.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. The following consolidated financial statements, supplemental information and report of independent registered public accounting firm were previously filed as part of the Original Filing:

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

Notes to the Consolidated Financial Statements.

Quarterly Consolidated Financial Data (Unaudited).

Management’s Report on Internal Controls.

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

2. The following financial statement schedules were previously filed as part of the Original Filing:

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

3.3	Bylaws of PG&E Corporation amended as of April 10, 2019
3.4
Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of April 12, 2004 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 12, 2004 (File No. 1-2348), Exhibit 3)

3.5	Bylaws of Pacific Gas and Electric Company amended as of April 5, 2019
4.1
Indenture, dated as of August 6, 2018, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 4.1)

4.2
First Supplemental Indenture, dated as of August 6, 2018, relating to the issuance by Pacific Gas and Electric Company of $500,000,000 aggregate principal amount of 4.25% Senior Notes due August 1, 2023 and $300,000,000 aggregate principal amount of 4.65% Senior Notes due August 1, 2028 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 4.2)

4.3
Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004, as supplemented by a First Supplemental Indenture, dated as of March 23, 2004, and a Second Supplemental Indenture, dated as of April 12, 2004, between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-2348), Exhibit 4.1)

4.4
First Supplemental Indenture, dated as of March 13, 2007, relating to the issuance of $700,000,000 principal amount of Pacific Gas and Electric Company’s 5.80% Senior Notes due March 1, 2037 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.5
Third Supplemental Indenture, dated as of March 3, 2008, relating to the issuance of $400,000,000 of Pacific Gas and Electric Company’s 6.35% Senior Notes due February 15, 2038 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 3, 2008 (File No. 1-2348), Exhibit 4.1)

4.6
Fourth Supplemental Indenture, dated as of October 21, 2008, relating to the issuance of $600,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 21, 2008 (File No. 1-2348), Exhibit 4.1)

4.7
Fifth Supplemental Indenture, dated as of November 18, 2008, relating to the issuance of $200,000,000 principal amount of Pacific Gas and Electric Company’s 8.25% Senior Notes due October 15, 2018 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2008 (File No. 1-2348), Exhibit 4.1)

4.8
Sixth Supplemental Indenture, dated as of March 6, 2009, relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 6.25% Senior Notes due March 1, 2039 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 6, 2009 (File No. 1-2348), Exhibit 4.1)

4.9
Seventh Supplemental Indenture, dated as of June 11, 2009, relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due June 10, 2010 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 11, 2009 (File No. 1-2348), Exhibit 4.1)

4.10
Eighth Supplemental Indenture, dated as of November 18, 2009, relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 5.40% Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2009 (File No. 1-2348), Exhibit 4.1)

4.11
Ninth Supplemental Indenture, dated as of April 1, 2010, relating to the issuance of $250,000,000 aggregate principal amount of its 5.80% Senior Notes due March 1, 2037 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 1, 2010 (File No. 1-2348), Exhibit 4.1)

4.12
Tenth Supplemental Indenture, dated as of September 15, 2010, relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 15, 2010 (File No. 1-2348), Exhibit 4.1)

4.13
Twelfth Supplemental Indenture, dated as of November 18, 2010, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 and $250,000,000 aggregate principal amount of its 5.40% Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2010 (File No. 1-2348), Exhibit 4.1)

4.14
Thirteenth Supplemental Indenture, dated as of May 13, 2011, relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.25% Senior Notes due May 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 13, 2011 (File No. 1-2348), Exhibit 4.1)

4.15
Fourteenth Supplemental Indenture, dated as of September 12, 2011, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.25% Senior Notes due September 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 12, 2011 (File No. 1-2348), Exhibit 4.1)

4.16
Sixteenth Supplemental Indenture, dated as of December 1, 2011, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.50% Senior Notes due December 15, 2041 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 1, 2011 (File No. 1-2348), Exhibit 4.1)

4.17
Seventeenth Supplemental Indenture, dated as of April 16, 2012, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.45% Senior Notes due April 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.18
Eighteenth Supplemental Indenture, dated as of August 16, 2012, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.45% Senior Notes due August 15, 2022 and $350,000,000 aggregate principal amount of its 3.75% Senior Notes due August 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.19
Nineteenth Supplemental Indenture, dated as of June 14, 2013, relating to the issuance of $375,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.25% Senior Notes due June 15, 2023 and $375,000,000 aggregate principal amount of its 4.60% Senior Notes due June 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 14, 2013 (File No. 1-2348), Exhibit 4.1)

4.20
Twentieth Supplemental Indenture, dated as of November 12, 2013, relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.85% Senior Notes due November 15, 2023 and $500,000,000 aggregate principal amount of its 5.125% Senior Notes due November 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2013 (File No. 1-2348), Exhibit 4.1)

4.21
Twenty-First Supplemental Indenture, dated as of February 21, 2014, relating to the issuance of $450,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due February 15, 2024 and $450,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 21, 2014 (File No. 1-2348), Exhibit 4.1)

4.22
Twenty-Third Supplemental Indenture, dated as of August 18, 2014, relating to the issuance of $350,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.40% Senior Notes due August 15, 2024 and $225,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 18, 2014 (File No. 1-2348), Exhibit 4.1)

4.23
Twenty-Fourth Supplemental Indenture, dated as of November 6, 2014, relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 6, 2014 (File No. 1-2348), Exhibit 4.1)

4.24
Twenty-Fifth Supplemental Indenture, dated as of June 12, 2015, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $100,000,000 aggregate principal amount of its 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 12, 2015 (File No. 1-2348), Exhibit 4.1)

4.25
Twenty-Sixth Supplemental Indenture, dated as of November 5, 2015, relating to the issuance of $200,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $450,000,000 aggregate principal amount of its 4.25% Senior Notes due March 15, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 5, 2015 (File No. 1-2348), Exhibit 4.1)

4.26
Twenty-Seventh Supplemental Indenture, dated as of March 1, 2016, relating to the issuance of $600,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.95% Senior Notes due March 1, 2026 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 1, 2016 (File No. 1-2348), Exhibit 4.1)

4.27
Twenty-Eighth Supplemental Indenture, dated as of December 1, 2016, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due November 30, 2017 and $400,000,000 aggregate principal amount of its 4.00% Senior Notes due December 1, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 1, 2016 (File No. 1-2348), Exhibit 4.1)

4.28
Twenty-Ninth Supplemental Indenture, dated as of March 10, 2017, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.30% Senior Notes due March 15, 2027 and $200,000,000 aggregate principal amount of its 4.00% Senior Notes due December 1, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 10, 2017 (File No. 1-2348), Exhibit 4.1)

4.29
Indenture, dated as of November 29, 2017, relating to the issuance of $500,000,000 aggregate principal amount of by Pacific Gas and Electric Company’s Floating Rate Senior Notes due November 28, 2018, $1,150,000,000 aggregate principal amount of its 3.30% Senior Notes due December 1, 2027 and $850,000,000 aggregate principal amount of its 3.95% Senior Notes due December 1, 2047 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 29, 2017 (File No. 1-2348), Exhibit 4.1)

4.30
Senior Note Indenture, dated as of February 10, 2014, between PG&E Corporation and U.S. Bank National Association (incorporated by reference to PG&E Corporation’s Form S-3 dated February 11, 2014 (File No. 333-193880), Exhibit 4.1)

4.31
First Supplemental Indenture, dated as of February 27, 2014, relating to the issuance of $350,000,000 aggregate principal amount of PG&E Corporation’s 2.40% Senior Notes due March 1, 2019 (incorporated by reference to PG&E Corporation’s Form 8-K dated February 27, 2014 (File No. 1-12609), Exhibit 4.1)

4.32
Registration Rights Agreement, dated as of August 6, 2018, among Pacific Gas and Electric Company, Goldman Sachs & Co. LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as representatives of the initial purchasers (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 4.5)

10.1
Senior Secured Superpriority Debtor-in-Possession Credit, Guaranty and Security Agreement, dated as of February 1, 2019, among Pacific Gas and Electric Company, PG&E Corporation, the financial institutions from time to time party thereto, as lenders and issuing lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to PG&E Corporation’s Form 8-K dated February 1, 2019 (File No. 1-12609), Exhibit 10.1)

10.2
Second Amended and Restated Credit Agreement, dated as of April 27, 2015, among (1) PG&E Corporation, as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank, National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.3
Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) Pacific Gas and Electric Company, as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

10.4
Term Loan Agreement, dated as of April 16, 2018, by and among PG&E Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Mizuho Bank, Ltd., Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to PG&E Corporation’s Form 8-K dated April 16, 2018 (File No. 001-12609), Exhibit 10.1)

10.5
Term Loan Agreement, dated as of February 23, 2018, by and among Pacific Gas and Electric Company, the several banks and other financial institutions or entities from time to time parties thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners and The Bank of Tokyo-Mitsubishi UFJ, Ltd, as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 23, 2018 (File No. 001-02348), Exhibit 10.1)

10.6
Term Loan Agreement, dated as of March 2, 2016, between Pacific Gas and Electric Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 2, 2016 (File No. 1-2348), Exhibit 10.1)

10.7
Term Loan Agreement, dated as of February 23, 2017, by and among Pacific Gas and Electric Company, the several banks and other financial institutions or entities from time to time parties thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners and The Bank of Tokyo-Mitsubishi UFJ, Ltd, as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 23, 2017 (File No. 1-2348), Exhibit 10.1)

10.8
Purchase Agreement, dated as of August 2, 2018, among Pacific Gas and Electric Company, Goldman Sachs & Co. LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc. as representatives of the initial purchasers listed on Schedules I-A and I-B thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 10.1)

10.9
Purchase Agreement, dated as of November  27, 2017, among Pacific Gas and Electric Company and Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley  & Co. LLC, as representatives of the initial purchasers listed on Schedules I-A, I-B and I-C thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 29, 2017 (File No. 1-2348), Exhibit 10.1)

10.10
Settlement Agreement among the California Public Utilities Commission, Pacific Gas and Electric Company and PG&E Corporation, dated as of December 19, 2003, together with appendices (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 8-K dated December 22, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 99)

10.11
Transmission Control Agreement among the California Independent System Operator (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.8)

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
Restricted Stock Unit Agreement between Dinyar Mistry and PG&E Corporation dated February 23, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-12609), Exhibit 10.2)

10.21	*
Separation Agreement between PG&E Corporation and Geisha J. Williams dated January 12, 2019 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-12609), Exhibit 10.21)

10.22	*
Separation Agreement between Pacific Gas and Electric Company and Pat Hogan dated January 7, 2019 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File No. 1-2348), Exhibit 10.22)

10.23	*
Letter regarding Compensation Agreement between Pacific Gas and Electric Company and David S. Thomason dated May 24, 2016 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2016 (File No. 1-2348), Exhibit 10.2)

10.24	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and David S. Thomason dated August 8, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12609), Exhibit 10.1)

10.25	*
Performance Share Award Agreement subject to financial goals between David S. Thomason and PG&E Corporation dated August 8, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12609), Exhibit 10.2)

10.26	*
Performance Share Award Agreement subject to safety and customer affordability goals between David S. Thomason and PG&E Corporation dated August 8, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12609), Exhibit 10.3)

10.27	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Janet Loduca dated December 3, 2018 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-12609), Exhibit 10.27)

10.28	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Steven E. Malnight dated September 4, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-12609), Exhibit 10.02)

10.29	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Kathleen B. Kay dated September 4, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-12609), Exhibit 10.03)

10.30	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Laurie M. Giammona dated June 27, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2018 (File No. 1-12609), Exhibit 10.02)

10.31	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Jesus Soto dated June 27, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2018 (File No. 1-12609), Exhibit 10.03)

10.32	*
PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

10.33	*
PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective September 15, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.3)

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
Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.03)

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
PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective September 17, 2013 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12609), Exhibit 10.2)

10.42	*
Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2015 (File No. 1-2348), Exhibit 10.38)

10.43	*
Amendment to the Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, effective February 16, 2016 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-2348), Exhibit 10.4)

10.44	*
Amendment to the Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, effective February 6, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2014) (File No. 1-2348), Exhibit 10.37)

10.45	*
Postretirement Life Insurance Plan of the Pacific Gas and Electric Company, as amended and restated on February 14, 2012 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2012 (File No. 1-2348), Exhibit 10.7)

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
PG&E Corporation 2006 Long-Term Incentive Plan, as amended effective January 1, 2013 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 1-12609), Exhibit 10.40)

10.49	*
PG&E Corporation Long-Term Incentive Program (including the PG&E Corporation Stock Option Plan and Performance Unit Plan), as amended effective as of May 16, 2001 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)

10.50	*
Form of Restricted Stock Unit Agreement for 2018 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Inventive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2018 (File No. 1-12609), Exhibit 10.04)

10.51	*
Form of Restricted Stock Unit Agreement for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.07)

10.52	*
Form of Restricted Stock Unit Agreement for 2017 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12609), Exhibit 10.07)

10.53	*
Form of Restricted Stock Unit Agreement for 2016 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2016 (File No. 1-12609), Exhibit 10.1)

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
Form of Stock Option Agreement for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.08)

10.58	*
Form of Non-Qualified Stock Option Agreement under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation’s Form 8-K dated January 6, 2005 (File No. 1-12609), Exhibit 99.1)

10.59	*
Form of Performance Share Agreement subject to financial goals for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.04)

10.60	*
Form of Performance Share Agreement subject to safety goals for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.05)

10.61	*
Form of Performance Share Agreement subject to total shareholder return goals for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.06)

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
PG&E Corporation 2012 Officer Severance Policy, as amended effective as of May 12, 2014 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12609), Exhibit 10.2)

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
Amended and Restated PG&E Corporation Director Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.01)

10.74	*
Amended and Restated PG&E Corporation Officer Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.2)

10.75	*
PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective February 21, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-12609), Exhibit 10.04)

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

21		Subsidiaries of the Registrant (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-12609), Exhibit 21)
23.1
PG&E Corporation Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-12609), Exhibit 23.1)

23.2
Pacific Gas and Electric Company Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File No. 1-2348), Exhibit 23.2)

24		Powers of Attorney (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 24)
31.1		Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**
Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-12609), Exhibit 32.1)

32.2	**
Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File No. 1-2348), Exhibit 32.2)

101.INS
XBRL Instance Document (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 101.INS)

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 101.SCH)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 101.CAL)

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 101.LAB)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 101.PRE)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2018 (File Nos. 1-12609 and 1-2348), Exhibit 101.DEF)

*	Management contract or compensatory agreement.
**	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PG&E CORPORATION

Dated: April 30, 2019	By:	/s/ JANET C. LODUCA
		Name:	Janet C. Loduca
		Title:	Senior Vice President and Interim General Counsel

PACIFIC GAS AND ELECTRIC COMPANY

Dated: April 30, 2019	By:	/s/ LINDA Y.H. CHENG
		Name:	Linda Y.H. Cheng
		Title:	Vice President, Corporate Governance and Corporate Secretary