Form 10-Q
period 2019-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2019-08-09
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				June 30, 2019
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PG&E Corporation:	☒	Yes	☐	No
Pacific Gas and Electric Company:	☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

PG&E Corporation:	☒	Yes	☐	No
Pacific Gas and Electric Company:	☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

PG&E Corporation:	☒	Large accelerated filer	☐	Accelerated filer
	☐	Non-accelerated filer
	☐	Smaller reporting company	☐	Emerging growth company
Pacific Gas and Electric Company:	☐	Large accelerated filer	☐	Accelerated filer
	☒	Non-accelerated filer
	☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

PG&E Corporation:			☐
Pacific Gas and Electric Company:			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:			☐	Yes	☒	No
Pacific Gas and Electric Company:			☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of August 2, 2019:
PG&E Corporation:	529,223,793
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY, DEBTORS-IN-POSSESSION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

ITEM 6. EXHIBITS
SIGNATURES

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	PG&E Corporation and Pacific Gas and Electric Company’s combined Annual Report on Form 10-K for the year ended December 31, 2018
2019 Wildfire Safety Plan	the wildfire mitigation plan for 2019 submitted by the Utility to the CPUC pursuant to SB 901
AB	Assembly Bill
ALJ	administrative law judge
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB (see below)
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCA	Community Choice Aggregator
CCPA	California Consumer Privacy Act of 2018
CEC	California Energy Resources Conservation and Development Commission
CEMA	Catastrophic Event Memorandum Account
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
CWSP	Community Wildfire Safety Program
DA	Direct Access
DER	distributed energy resources
Diablo Canyon	Diablo Canyon nuclear power plant
DIP Credit Agreement
Senior Secured Superpriority Debtor in Possession Credit, Guaranty and Security Agreement, dated as of February 1, 2019, among the Utility, as borrower, PG&E Corporation, as guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as collateral agent

DOGGR	Division of Oil, Gas, and Geothermal Resources of the California Department of Conservation
DRP	Distribution Resource Plan
DTSC	Department of Toxic Substances Control
EPS	earnings per common share
EV	electric vehicle
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHPMA	fire hazard prevention memorandum account
FRMMA	fire risk mitigation memorandum account
GAAP	U.S. Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
GT&S	gas transmission and storage
HSM	hazardous substance memorandum account
IOU(s)	investor-owned utility(ies)
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this Form 10-Q
MGP(s)	manufactured gas plants
the Monitor	third-party monitor retained as part of its compliance with the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceedings
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
OES	State of California Office of Emergency Services
OII	order instituting investigation
OIR	order instituting rulemaking
PAO	Public Advocates Office of the California Public Utilities Commission (formerly known as Office of Ratepayer Advocates or ORA)
PCIA	Power Charge Indifference Adjustment
PD	proposed decision
Petition Date	January 29, 2019
PFM	petition for modification
PSA	plan support agreement
ROE	return on equity
ROU asset	right-of-use asset
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
Tax Act	Tax Cuts and Jobs Act of 2017
TCC	Official Committee of Tort Claimants
TE	transportation electrification
TO	transmission owner
TURN	The Utility Reform Network
UCC	Official Committee of Unsecured Creditors
USAO	United States Attorney’s Office for the Northern District of California
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
WEMA	Wildfire Expense Memorandum Account
Wildfire Assistance Fund	program designed to assist those displaced by the 2018 Camp fire and 2017 Northern California wildfires with the costs of temporary housing and other urgent needs
Wildfire Fund
statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment

WPMA	wildfire plan memorandum account

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues
Electric	$2,946	$3,312	$5,738	$6,263
Natural gas	997	922	2,216	2,027
Total operating revenues	3,943	4,234	7,954	8,290
Operating Expenses
Cost of electricity	837	963	1,436	1,782
Cost of natural gas	108	79	447	368
Operating and maintenance	1,942	1,786	4,029	3,390
Wildfire-related claims, net of insurance recoveries	3,900	2,125	3,900	2,118
Depreciation, amortization, and decommissioning	796	746	1,593	1,498
Total operating expenses	7,583	5,699	11,405	9,156
Operating Loss	(3,640)	(1,465)	(3,451)	(866)
Interest income	22	12	44	21
Interest expense	(60)	(226)	(163)	(446)
Other income, net	66	106	137	214
Reorganization items, net	(56)	—	(183)	—
Loss Before Income Taxes	(3,668)	(1,573)	(3,616)	(1,077)
Income tax benefit	(1,119)	(593)	(1,203)	(542)
Net Loss	(2,549)	(980)	(2,413)	(535)
Preferred stock dividend requirement of subsidiary	4	4	7	7
Loss Attributable to Common Shareholders	$(2,553)	$(984)	$(2,420)	$(542)
Weighted Average Common Shares Outstanding, Basic	529	516	528	516
Weighted Average Common Shares Outstanding, Diluted	529	516	528	517
Net Loss Per Common Share, Basic	$(4.83)	$(1.91)	$(4.58)	$(1.05)
Net Loss Per Common Share, Diluted	$(4.83)	$(1.91)	$(4.58)	$(1.05)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net Loss	$(2,549)	$(980)	$(2,413)	$(535)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, at respective dates)	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive Loss	(2,549)	(980)	(2,413)	(535)
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Loss Attributable to Common Shareholders	$(2,553)	$(984)	$(2,420)	$(542)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$3,459	$1,668
Accounts receivable:
Customers (net of allowance for doubtful accounts of $39 and $56 at respective dates)	1,260	1,148
Accrued unbilled revenue	991	1,000
Regulatory balancing accounts	1,884	1,435
Other	2,610	2,686
Regulatory assets	212	233
Inventories:
Gas stored underground and fuel oil	99	111
Materials and supplies	509	443
Income taxes receivable	18	23
Other	535	448
Total current assets	11,577	9,195
Property, Plant, and Equipment
Electric	60,967	59,150
Gas	22,428	21,556
Construction work in progress	2,563	2,564
Other	20	2
Total property, plant, and equipment	85,978	83,272
Accumulated depreciation	(25,727)	(24,715)
Net property, plant, and equipment	60,251	58,557
Other Noncurrent Assets
Regulatory assets	5,349	4,964
Nuclear decommissioning trusts	3,016	2,730
Operating lease right of use asset	2,662	—
Income taxes receivable	67	69
Other	1,465	1,480
Total other noncurrent assets	12,559	9,243
TOTAL ASSETS	$84,387	$76,995

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$—	$3,435
Long-term debt, classified as current	—	18,559
Accounts payable:
Trade creditors	1,679	1,975
Regulatory balancing accounts	1,370	1,076
Other	593	464
Operating lease liabilities	546	—
Disputed claims and customer refunds	—	220
Interest payable	5	228
Wildfire-related claims	100	14,226
Other	1,418	1,512
Total current liabilities	5,711	41,695
Noncurrent Liabilities
Debtor-in-possession financing	1,500	—
Regulatory liabilities	9,038	8,539
Pension and other post-retirement benefits	1,996	2,119
Asset retirement obligations	6,111	5,994
Deferred income taxes	2,354	3,281
Operating lease liabilities	2,116	—
Other	2,357	2,464
Total noncurrent liabilities	25,472	22,397
Liabilities Subject to Compromise	42,610	—
Equity
Shareholders’ Equity
Common stock, no par value, authorized 800,000,000 shares; 529,223,793 and 520,338,710 shares outstanding at respective dates	13,014	12,910
Reinvested earnings	(2,663)	(250)
Accumulated other comprehensive loss	(9)	(9)
Total shareholders’ equity	10,342	12,651
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	10,594	12,903
TOTAL LIABILITIES AND EQUITY	$84,387	$76,995

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,413)	$(535)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,593	1,498
Allowance for equity funds used during construction	(45)	(63)
Deferred income taxes and tax credits, net	(915)	(145)
Reorganization items, net (Note 2)	90	—
Other	53	104
Effect of changes in operating assets and liabilities:
Accounts receivable	(54)	(11)
Wildfire-related insurance receivable	35	(144)
Inventories	(41)	(6)
Accounts payable	159	39
Wildfire-related claims	(14)	2,299
Income taxes receivable/payable	5	—
Other current assets and liabilities	(15)	(103)
Regulatory assets, liabilities, and balancing accounts, net	(34)	(12)
Liabilities subject to compromise	4,221	—
Other noncurrent assets and liabilities	132	(168)
Net cash provided by operating activities	2,757	2,753
Cash Flows from Investing Activities
Capital expenditures	(2,410)	(2,897)
Proceeds from sales and maturities of nuclear decommissioning trust investments	517	802
Purchases of nuclear decommissioning trust investments	(547)	(815)
Other	6	15
Net cash used in investing activities	(2,434)	(2,895)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	1,850	—
Repayments of debtor-in-possession credit facility	(350)	—
Debtor-in-possession credit facility debt issuance costs	(111)	—
Borrowings under revolving credit facilities	—	700
Net repayments of commercial paper, net of discount of $1	—	(182)
Short-term debt financing	—	250
Short-term debt matured	—	(250)
Proceeds from issuance of long-term debt, net of discount and issuance costs	—	350
Long-term debt matured or repurchased	—	(750)
Common stock issued	85	82
Other	(6)	10
Net cash provided by financing activities	1,468	210
Net change in cash, cash equivalents, and restricted cash	1,791	68
Cash, cash equivalents, and restricted cash at January 1	1,675	456
Cash, cash equivalents, and restricted cash at June 30	$3,466	$524
Less: Restricted cash and restricted cash equivalents included in other current assets	(7)	$(7)
Cash and cash equivalents at June 30	$3,459	$517

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(21)	$(394)
Supplemental disclosures of noncash operating activities
Operating lease liabilities arising from obtaining ROU assets	$2,816	$—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$836	$317

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2018	520,338,710	$12,910	$(250)	$(9)	$12,651	$252	$12,903
Net income	—	—	136	—	136	—	136
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	8,871,568	85	—	—	85	—	85
Stock-based compensation amortization	—	5	—	—	5	—	5
Balance at March 31, 2019	529,210,278	$13,000	$(114)	$(9)	$12,877	$252	$13,129
Net loss	—	—	(2,549)	—	(2,549)	—	(2,549)
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	13,515	—	—	—	—	—	—
Stock-based compensation amortization	—	14	—	—	14	—	14
Balance at June 30, 2019	529,223,793	$13,014	$(2,663)	$(9)	$10,342	$252	$10,594

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2017	514,755,845	$12,632	$6,596	$(8)	$19,220	$252	$19,472
Net income	—	—	445	—	445	—	445
Other comprehensive income	—	—	5	(5)	—	—	—
Common stock issued, net	1,248,112	35	—	—	35	—	35
Stock-based compensation amortization	—	34	—	—	34	—	34
Preferred stock dividend requirement of subsidiary	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2018	516,003,957	12,701	7,043	(13)	19,731	252	19,983
Net loss	—	—	(980)	—	(980)	—	(980)
Other comprehensive income	—	—	—	—	—	—	—
Common stock issued, net	1,099,026	47	—	—	47	—	47
Stock-based compensation amortization	—	15	—	—	15	—	15
Preferred stock dividend requirement of subsidiary	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2018	517,102,983	$12,763	$6,059	$(13)	$18,809	$252	$19,061

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues
Electric	$2,946	$3,312	$5,738	$6,263
Natural gas	997	922	2,216	2,027
Total operating revenues	3,943	4,234	7,954	8,290
Operating Expenses
Cost of electricity	837	963	1,436	1,782
Cost of natural gas	108	79	447	368
Operating and maintenance	1,940	1,786	4,044	3,390
Wildfire-related claims, net of insurance recoveries	3,900	2,125	3,900	2,118
Depreciation, amortization, and decommissioning	796	746	1,593	1,498
Total operating expenses	7,581	5,699	11,420	9,156
Operating Loss	(3,638)	(1,465)	(3,466)	(866)
Interest income	22	11	43	20
Interest expense	(60)	(222)	(161)	(439)
Other income, net	64	108	130	217
Reorganization items, net	(57)	—	(168)	—
Loss Before Income Taxes	(3,669)	(1,568)	(3,622)	(1,068)
Income tax benefit	(1,119)	(592)	(1,205)	(544)
Net Loss	(2,550)	(976)	(2,417)	(524)
Preferred stock dividend requirement	4	4	7	7
Loss Attributable to Common Stock	$(2,554)	$(980)	$(2,424)	$(531)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net Loss	$(2,550)	$(976)	$(2,417)	$(524)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, at respective dates )	—	1	—	1
Total other comprehensive income	—	1	—	1
Comprehensive Loss	$(2,550)	$(975)	$(2,417)	$(523)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$3,036	$1,295
Accounts receivable:
Customers (net of allowance for doubtful accounts of $39 and $56 at respective dates)	1,260	1,148
Accrued unbilled revenue	991	1,000
Regulatory balancing accounts	1,884	1,435
Other	2,621	2,688
Regulatory assets	212	233
Inventories:
Gas stored underground and fuel oil	99	111
Materials and supplies	509	443
Income taxes receivable	1	5
Other	535	448
Total current assets	11,148	8,806
Property, Plant, and Equipment
Electric	60,967	59,150
Gas	22,428	21,556
Construction work in progress	2,563	2,564
Other	18	—
Total property, plant, and equipment	85,976	83,270
Accumulated depreciation	(25,725)	(24,713)
Net property, plant, and equipment	60,251	58,557
Other Noncurrent Assets
Regulatory assets	5,349	4,964
Nuclear decommissioning trusts	3,016	2,730
Operating lease right of use asset	2,653	—
Income taxes receivable	66	66
Other	1,325	1,348
Total other noncurrent assets	12,409	9,108
TOTAL ASSETS	$83,808	$76,471

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions. except share amounts)	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$—	$3,135
Long-term debt, classified as current	—	18,209
Accounts payable:
Trade creditors	1,678	1,972
Regulatory balancing accounts	1,370	1,076
Other	688	498
Operating lease liabilities	543	—
Disputed claims and customer refunds	—	220
Interest payable	5	227
Wildfire-related claims	100	14,226
Other	1,420	1,497
Total current liabilities	5,804	41,060
Noncurrent Liabilities
Debtor-in-possession financing	1,500	—
Regulatory liabilities	9,038	8,539
Pension and other post-retirement benefits	1,996	2,026
Asset retirement obligations	6,111	5,994
Deferred income taxes	2,474	3,405
Operating lease liabilities	2,110	—
Other	2,408	2,492
Total noncurrent liabilities	25,637	22,456
Liabilities Subject to Compromise	41,829	—
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	8,550	8,550
Reinvested earnings	409	2,826
Accumulated other comprehensive income	(1)	(1)
Total shareholders’ equity	10,538	12,955
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,808	$76,471

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,417)	$(524)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,593	1,498
Allowance for equity funds used during construction	(45)	(63)
Deferred income taxes and tax credits, net	(920)	(149)
Reorganization items, net (Note 2)	91	—
Other	34	57
Effect of changes in operating assets and liabilities:
Accounts receivable	(64)	(11)
Wildfire-related insurance receivable	35	(144)
Inventories	(41)	(6)
Accounts payable	206	40
Wildfire-related claims	(14)	2,299
Income taxes receivable/payable	4	—
Other current assets and liabilities	(8)	(95)
Regulatory assets, liabilities, and balancing accounts, net	(34)	(12)
Liabilities subject to compromise	4,215	—
Other noncurrent assets and liabilities	141	(168)
Net cash provided by operating activities	2,776	2,722
Cash Flows from Investing Activities
Capital expenditures	(2,410)	(2,897)
Proceeds from sales and maturities of nuclear decommissioning trust investments	517	802
Purchases of nuclear decommissioning trust investments	(547)	(815)
Other	6	15
Net cash used in investing activities	(2,434)	(2,895)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	1,850	—
Repayments of debtor-in-possession credit facility	(350)	—
Debtor-in-possession credit facility debt issuance costs	(95)	—
Borrowings under revolving credit facility	—	650
Net repayments of commercial paper, net of discount	—	(50)
Short-term debt financing	—	250
Short-term debt matured	—	(250)
Long-term debt matured or repurchased	—	(400)
Other	(6)	10
Net cash provided by financing activities	1,399	210
Net change in cash, cash equivalents, and restricted cash	1,741	37
Cash, cash equivalents, and restricted cash at January 1	1,302	454
Cash, cash equivalents, and restricted cash at June 30	$3,043	$491
Less: Restricted cash and restricted cash equivalents included in other current assets	(7)	(7)
Cash and cash equivalents at June 30	$3,036	$484

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(19)	$(387)
Supplemental disclosures of noncash operating activities
Operating lease liabilities arising from obtaining ROU assets	$2,807	$—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$836	$317

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$258	$1,322	$8,550	$2,826	$(1)	$12,955
Net income	—	—	—	133	—	133
Other comprehensive loss	—	—	—	—	—	—
Equity contribution	—	—	—	—	—	—
Balance at March 31, 2019	$258	$1,322	$8,550	$2,959	$(1)	$13,088
Net loss	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	—
Equity contribution	—	—	—	—	—	—
Balance at June 30, 2019	$258	$1,322	$8,550	$409	$(1)	$10,538

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$258	$1,322	$8,505	$9,656	$6	$19,747
Net income	—	—	—	452	—	452
Other comprehensive income (loss)	—	—	—	2	(2)	—
Equity contribution	—	—	—	—	—	—
Preferred stock dividend	—	—	—	(3)	—	(3)
Balance at March 31, 2018	$258	$1,322	$8,505	$10,107	$4	$20,196
Net loss	—	—	—	(976)	—	(976)
Other comprehensive income	—	—	—	—	1	1
Equity contribution	—	—	—	—	—	—
Preferred stock dividend	—	—	—	(4)	—	(4)
Balance at June 30, 2018	$258	$1,322	$8,505	$9,127	$5	$19,217

See accompanying Notes to the Consolidated Financial Statements.

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

This quarterly report on Form 10-Q is a combined report of PG&E Corporation and the Utility.  PG&E Corporation’s Condensed Consolidated Financial Statements include the accounts of PG&E Corporation, the Utility, and other wholly owned and controlled subsidiaries.  The Utility’s Condensed Consolidated Financial Statements include the accounts of the Utility and its wholly owned and controlled subsidiaries.  All intercompany transactions have been eliminated in consolidation.  The Notes to the Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility.  PG&E Corporation and the Utility assess financial performance and allocate resources on a consolidated basis (i.e., the companies operate as one segment).

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

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Some of the more significant estimates and assumptions relate to the Utility’s regulatory assets and liabilities, legal and regulatory contingencies, insurance recoveries, environmental remediation liabilities, AROs, pension and other post-retirement benefit plan obligations, and the valuation of pre-petition liabilities. Management believes that its estimates and assumptions reflected in the Condensed Consolidated Financial Statements are appropriate and reasonable.  A change in management’s estimates or assumptions could result in an adjustment that would have a material impact on PG&E Corporation’s and the Utility’s financial condition and results of operations during the period in which such change occurred.

Chapter 11 Filing and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the challenges that are further described below, such realization of assets and satisfaction of liabilities are subject to uncertainty. PG&E Corporation and the Utility are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. See Note 10 below. Uncertainty regarding these matters raises substantial doubt about PG&E Corporation’s and the Utility’s abilities to continue as going concerns. PG&E Corporation and the Utility determined that commencing reorganization cases under Chapter 11 was necessary to restore PG&E Corporation’s and the Utility’s financial stability to fund ongoing operations and provide safe service to customers. However, there can be no assurance that such proceedings will restore PG&E Corporation’s and the Utility’s financial stability.

On the Petition Date, PG&E Corporation and the Utility filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should PG&E Corporation and the Utility be unable to continue as going concerns.

Pursuant to Chapter 11, PG&E Corporation and the Utility retain control of their assets and are authorized to operate their business as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. While operating as debtors-in-possession under Chapter 11, PG&E Corporation and the Utility may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions in PG&E Corporation’s and the Utility’s DIP Credit Agreement (see Note 5 below) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements.  Any such actions occurring during the Chapter 11 Cases authorized by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. (For more information regarding the Chapter 11 Cases, see Note 2 below.)

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

Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by PG&E Corporation or the Utility, as well as most litigation pending against PG&E Corporation and the Utility (including the third-party matters described in Note 10 below) as of the Petition Date, are subject to an automatic stay. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities will be administered under a Chapter 11 plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court. However, under the Bankruptcy Code, regulatory or criminal proceedings are generally not subject to an automatic stay, and PG&E Corporation and the Utility expect these proceedings to continue during the pendency of the Chapter 11 Cases.

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

On May 23, 2019, the Bankruptcy Court entered an order (the “Exclusivity Order”) pursuant to section 1121(d) of the Bankruptcy Code, extending PG&E Corporation’s and the Utility’s exclusive periods in which to file a Chapter 11 plan of reorganization (the “Exclusive Filing Period”) and solicit acceptances thereof (the “Exclusive Solicitation Period”). Pursuant to the Exclusivity Order, PG&E Corporation’s and the Utility’s Exclusive Filing Period is extended to, and including, September 26, 2019, and PG&E Corporation’s and the Utility’s Exclusive Solicitation Period is extended to, and including, November 26, 2019.

On June 25, 2019, the Ad Hoc Committee of Senior Unsecured Noteholders of the Utility (the “Ad Hoc Noteholder Committee”) submitted a motion, pursuant to section 1121(d)(1) of the Bankruptcy Code, for the entry of an order terminating the Exclusive Filing Period and the Exclusive Solicitation Period.  The Ad Hoc Noteholder Committee annexed to its motion a “Term Sheet for Plan of Reorganization.”  On July 17, 2019, the Ad Hoc Noteholder Committee filed with the Bankruptcy Court an amended version of the term sheet, along with a commitment letter with respect to certain financings described therein.  Certain third parties have filed joinders and statements in support with the Bankruptcy Court with respect to the Ad Hoc Noteholder Committee’s motion, but such parties have not taken any position on the plan construct described by the term sheet.  These third parties include TURN, two collective bargaining units representing the Utility’s employees, and the UCC. On July 18, 2019, PG&E Corporation and the Utility filed an objection to the Ad Hoc Noteholder Committee’s motion with the Bankruptcy Court, requesting that the motion be denied.  Also on July 18, 2019, the Ad Hoc Group of Subrogation Claim Holders (the “Ad Hoc Subrogation Group”), the TCC, and certain owners of common stock of PG&E Corporation (the “Shareholder Group”) filed objections to the Ad Hoc Noteholder Committee’s motion with the Bankruptcy Court. At a hearing on July 24, 2019, the Bankruptcy Court granted an oral motion of the CPUC and the Governor’s office to adjourn the hearing on the Ad Hoc Noteholder Committee’s motion from July 24, 2019 to August 13, 2019, to allow PG&E Corporation and the Utility, the CPUC, the Governor’s office, and other parties in interest time to engage in discussions regarding the formulation of a potential protocol for the efficient submission and consideration of Chapter 11 plan proposals. The parties are due to provide a status update on these discussions to the Bankruptcy Court on August 9, 2019. On August 7, 2019, the Ad Hoc Noteholder Committee submitted a statement with the Bankruptcy Court, criticizing the protocol proposed by the CPUC and including as an exhibit its own proposed “Alternative Protocol” to govern a competitive plan process. In addition, the Ad Hoc Noteholder Committee annexed to its statement a second amended version of the term sheet and a revised version of the commitment letter.

On July 23, 2019, the Ad Hoc Subrogation Group submitted its own motion, pursuant to section 1121(d)(1) of the Bankruptcy Code, to terminate the Exclusive Filing Period and the Exclusive Solicitation Period, which included as an exhibit a “Restructuring Term Sheet.” The hearing before the Bankruptcy Court on the Ad Hoc Subrogation Group’s motion is scheduled for August 13, 2019. On August 6, 2019, PG&E Corporation and the Utility filed an objection to the Ad Hoc Subrogation Group’s motion with the Bankruptcy Court, requesting that the motion be denied. Also on August 6, 2019, the UCC filed a statement in opposition with respect to the Ad Hoc Subrogation Group’s motion, and the Shareholder Group filed an objection to the Ad Hoc Subrogation Group’s motion, both requesting that the motion be denied.

On July 1, 2019, the Bankruptcy Court entered an order approving a deadline of October 21, 2019, at 5:00 p.m. (Pacific Time) (the “Bar Date”) for filing claims against PG&E Corporation and the Utility relating to the period prior to the Petition Date. The Bar Date is subject to certain exceptions, including for claims arising under section 503(b)(9) of the Bankruptcy Code, the bar date for which occurred on April 22, 2019. The Bankruptcy Court also approved PG&E Corporation’s and the Utility’s plan to provide notice of the Bar Date to parties-in-interest, including potential wildfire-related claimants and other potential creditors.

Debtor-In-Possession Financing

See Note 5 for further discussion of the DIP Facilities, which provide up to $5.5 billion in financing.

Financial Reporting in Reorganization

Effective on the Petition Date, PG&E Corporation and the Utility began to apply accounting standards applicable to reorganizations, which are applicable to companies under Chapter 11 bankruptcy protection. These accounting standards require the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the Condensed Consolidated Statements of Income. In addition, the balance sheet must distinguish pre-petition LSTC of PG&E Corporation and the Utility from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of the subsidiaries of PG&E Corporation that are not debtors in the Chapter 11 Cases in the Condensed Consolidated Balance Sheets. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, PG&E Corporation and the Utility have classified the entire amount of the claim as LSTC.

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against PG&E Corporation and the Utility in existence before the Petition Date are stayed while PG&E Corporation and the Utility continue business operations as debtors-in-possession. These claims are reflected as LSTC in the Condensed Consolidated Balance Sheets at June 30, 2019. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.

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

Liabilities Subject to Compromise

As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted PG&E Corporation and the Utility authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of PG&E Corporation’s and the Utility’s business and assets. As described above, among other things, the Bankruptcy Court authorized, but did not require, PG&E Corporation and the Utility to pay certain pre-petition claims relating to employee wages and benefits, taxes, and certain vendors.

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

The following table presents LSTC as reported in the Condensed Consolidated Balance Sheets at June 30, 2019:

(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Financing debt (2)	$21,811	$650	$22,461
Wildfire-related claims (3)	18,012	—	18,012
Trade creditors	1,325	4	1,329
Non-qualified benefit plan	18	125	143
2001 bankruptcy disputed claims	221	—	221
Customer deposits & advances	278	—	278
Other	164	2	166
Total Liabilities Subject to Compromise	$41,829	$781	$42,610

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) At June 30, 2019, PG&E Corporation and the Utility had $650 million and $21,526 million in aggregate principal amount of pre-petition indebtedness, respectively. Utility pre-petition financing debt also includes $285 million of accrued contractual interest to the Petition Date. See Note 5 for details of pre-petition debt reported as LSTC.
(3) See Note 10 for information regarding pre-petition wildfire-related claims reported as LSTC. As described in Note 10 under the heading “Plan Support Agreements with Public Entities,” on June 18, 2019, PG&E Corporation and the Utility entered into agreements with certain local public entities to potentially resolve their wildfire-related claims through the Chapter 11 process.

Potential Claims

PG&E Corporation and the Utility have filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of PG&E Corporation and the Utility, subject to the assumptions filed in connection therewith. On July 1, 2019, the Bankruptcy Court entered an order approving the Bar Date of October 21, 2019, at 5:00 p.m. (Pacific Time) for filing claims against PG&E Corporation and the Utility relating to the period prior to the Petition Date. The Bar Date is subject to certain exceptions, including for claims arising under section 503(b)(9) of the Bankruptcy Code, the bar date for which occurred on April 22, 2019.

Numerous claims have been filed with the Bankruptcy Court against PG&E Corporation and the Utility relating to the period prior to the Petition Date and it is expected that new and amended claims will continue to be filed until the Bar Date, including claims amended to assign value to claims originally filed with no designated value. Through the claims resolution process, differences in amounts scheduled by PG&E Corporation and the Utility and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete and will likely continue after PG&E Corporation and the Utility emerge from bankruptcy. The ultimate number and amount of allowed claims is not determinable at this time.

Reorganization Items, Net

Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and financing costs, net of interest income. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court.  Cash paid for reorganization items, net was $15 million and $78 million for PG&E Corporation and the Utility, respectively, during the six months ended June 30, 2019. Reorganization items, net for the three months ended June 30, 2019 and from the Petition Date through June 30, 2019 include the following:

	Three Months Ended June 30, 2019
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$—	$—	$—
Legal and other	75	1	76
Interest income	(18)	(3)	(21)
Adjustments to LSTC	—	—	—
Trustee fees (2)	—	1	1
Total reorganization items, net	$57	$(1)	$56

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) PG&E Corporation and the Utility incurred $416,667 and $250,000, respectively, in fees to the U.S. Trustee in the three months ended June 30, 2019.

	Petition Date Through June 30, 2019
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$97	$17	$114
Legal and other	98	2	100
Interest income	(27)	(5)	(32)
Adjustments to LSTC	—	—	—
Trustee fees (2)	—	1	1
Total reorganization items, net	$168	$15	$183

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) PG&E Corporation and the Utility incurred $416,667 and $250,000, respectively, in fees to the U.S. Trustee through June 30, 2019.

Contractual Interest on Debt Subject to Compromise

Effective as of the Petition Date, PG&E Corporation and the Utility ceased recording interest expense on outstanding pre-petition debt. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt. From the Petition Date through June 30, 2019, contractual interest expense of $405 million related to LSTC has not been recorded in the financial statements. The portion of authorized revenues from the Petition Date through June 30, 2019 related to interest expense on pre-petition debt has been deferred as a non-current regulatory liability.

The Bankruptcy Court’s Decision on its Authority over PG&E Corporation’s and the Utility’s Rejection of Power Purchase Agreements

On June 7, 2019, the Bankruptcy Court granted PG&E Corporation’s and the Utility’s motion for declaratory judgment in an adversary proceeding entitled Pacific Gas & Electric Company v. FERC.  In its amended declaratory judgment, the Bankruptcy Court found that FERC had no “concurrent jurisdiction, or any jurisdiction, over the determination of whether any rejections of power purchase contracts by either Debtor should be authorized” pursuant to section 365 of the Bankruptcy Code.  The Bankruptcy Court also found that the “Debtors do not need approval from the Federal Energy Regulatory Commission to reject any of their power purchase contracts” and that “[a]ny determinations of the Federal Energy Regulatory Commission” that were contrary to these findings “are void, of no force and effect and not binding on this court or either Debtor.”  The Bankruptcy Court further stated that such determinations include, but are not limited to, those previously made in certain FERC proceedings initiated before the Chapter 11 Cases were filed in connection with power purchase contracts with the Utility.

On June 12, 2019, the Bankruptcy Court certified its amended declaratory judgment for direct appeal to the United States Court of Appeals for the Ninth Circuit.  On July 15, 2019, FERC and certain counterparties to the Utility’s power purchase agreements filed requests for the Ninth Circuit to permit such direct appeal. In addition, on June 26, 2019, the Utility filed a petition for review of those earlier FERC orders also in the Ninth Circuit.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the significant accounting policies used by PG&E Corporation and the Utility, see Note 2 of the Condensed Consolidated Financial Statements above for bankruptcy-related policies and Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility has a controlling interest or was the primary beneficiary of any of these VIEs at June 30, 2019, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at June 30, 2019, it did not consolidate any of them.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost for benefits earned (1)	$111	$129	$14	$17
Interest cost	190	172	19	18
Expected return on plan assets	(226)	(256)	(30)	(32)
Amortization of prior service cost	(2)	(2)	3	3
Amortization of net actuarial loss	—	2	(1)	(2)
Net periodic benefit cost	73	45	5	4
Regulatory account transfer (2)	10	39	—	—
Total	$83	$84	$5	$4

(1) A portion of service costs are capitalized pursuant to ASU 2017-07.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost for benefits earned (1)	$222	$257	$28	$33
Interest cost	379	344	38	35
Expected return on plan assets	(453)	(511)	(61)	(65)
Amortization of prior service cost	(3)	(3)	7	7
Amortization of net actuarial loss	1	3	(2)	(3)
Net periodic benefit cost	146	90	10	7
Regulatory account transfer (2)	21	77	—	—
Total	$167	$167	$10	$7

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

On February 27, 2019, PG&E Corporation and the Utility received final approval from the Bankruptcy Court to maintain existing pension and other benefit plans, other than the non-qualified pension plan, during the pendency of the Chapter 11 Cases.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) are summarized below:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2019
Beginning balance	$(21)	$17	$(4)
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (net of taxes of $1 and $1, respectively) (1)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $0 and $1, respectively) (1)	—	—	—
Regulatory account transfer (net of taxes of $1 and $0, respectively) (1)	1	(2)	(1)
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(21)	$17	$(4)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2018
Beginning balance	$(30)	$17	$(13)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $1, respectively)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $1 and $1, respectively)	1	(1)	—
Regulatory account transfer (net of taxes of $0 and $0, respectively)	—	(1)	(1)
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(30)	$17	$(13)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2019
Beginning balance	$(21)	$17	$(4)
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (net of taxes of $1 and $2, respectively) (1)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $0 and $1, respectively) (1)	1	(1)	—
Regulatory account transfer (net of taxes of $1 and $1, respectively) (1)	1	(4)	(3)
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(21)	$17	$(4)

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

Regulatory Balancing Account Revenue

The CPUC authorizes most of the Utility’s revenues in the Utility’s GRC and its GT&S rate case, which generally occur every three or four years.  The Utility’s ability to recover revenue requirements authorized by the CPUC in these rate cases is independent, or “decoupled,” from the volume of the Utility’s sales of electricity and natural gas services.  The Utility recognizes revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months.  Generally, electric and natural gas operating revenue is recognized ratably over the year.  The Utility records a balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Electric
Revenue from contracts with customers
Residential	$994	$1,039	$2,282	$2,375
Commercial	1,135	1,234	2,088	2,307
Industrial	326	354	619	678
Agricultural	261	318	347	443
Public street and highway lighting	16	18	33	38
Other (1)	—	84	(309)	(118)
Total revenue from contracts with customers - electric	2,732	3,047	5,060	5,723
Regulatory balancing accounts (2)	214	265	678	540
Total electric operating revenue	$2,946	$3,312	$5,738	$6,263

Natural gas
Revenue from contracts with customers
Residential	$343	$452	$1,515	$1,410
Commercial	129	119	369	315
Transportation service only	304	264	686	560
Other (1)	(129)	(128)	(205)	(179)
Total revenue from contracts with customers - gas	647	707	2,365	2,106
Regulatory balancing accounts (2)	350	215	(149)	(79)
Total natural gas operating revenue	997	922	2,216	2,027
Total operating revenues	$3,943	$4,234	$7,954	$8,290

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

PG&E Corporation and the Utility determine if an arrangement is a lease at inception. As most of the leases do not provide implicit discount rates, the Utility uses an estimate of its incremental secured borrowing rates based on observed market data and other information available at the lease commencement date. The ROU assets and lease liabilities include only fixed lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease terms will only include options to extend or terminate the lease when it is reasonably certain that the Utility will exercise such options. The Utility recognizes lease expense in conformity with ratemaking.

Operating leases are included in operating lease ROU assets and current and noncurrent operating lease liabilities on the Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, other current liabilities, and other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Financing leases were immaterial for the six months ended June 30, 2019.

Cash payments arising from operating leases were $848 million for the six months ended June 30, 2019 and are presented within operating activities on the Condensed Consolidated Statement of Cash Flows. Cash payments for the principal portion of the financing lease liability will continue to be presented within financing activities. Variable lease payments not included in the financing lease liability, if any, are presented within operating activities. On January 1, 2019, PG&E Corporation and the Utility recorded ROU assets and lease liabilities of $2.8 billion, representing the net present value of fixed lease payments and excluding any variable lease payments. This amount is presented within the supplemental disclosures of noncash activities for the six months ended, June 30, 2019.

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

At June 30, 2019, the Utility’s operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 6.1%.

The following table shows the lease expense recognized for the fixed and variable component of the Utility’s lease obligations:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease fixed cost	$114	$236
Operating lease variable cost	490	799
Total operating lease costs	$604	$1,035

The following table shows the Utility’s future expected operating lease payments:

(in millions)	June 30, 2019
2019 (1)	$450
2020	679
2021	623
2022	548
2023	255
Thereafter	692
Total lease payments	3,247
Less imputed interest	(594)
Total	$2,653

(1) Represents the remaining expected operating lease payments from July 1, 2019 through December 31, 2019.

The following table shows the Utility’s future expected obligations for power purchase and other lease commitments:

(in millions)	December 31, 2018
2019	$684
2020	677
2021	621
2022	546
2023	252
Thereafter	581
Total lease commitments	$3,361

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

Intangibles-Goodwill and Other

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU will be effective for PG&E Corporation and the Utility on January 1, 2020 with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact of the guidance on their Condensed Consolidated Financial Statements and related disclosures.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. This ASU will be effective for PG&E Corporation and the Utility on January 1, 2020. PG&E Corporation and the Utility are currently evaluating the impact of the guidance on their Condensed Consolidated Financial Statements and related disclosures.

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets and Liabilities

Long-Term Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Asset Balance at
(in millions)	June 30, 2019	December 31, 2018
Pension benefits (1)	$1,928	$1,947
Environmental compliance costs	997	1,013
Utility retained generation (2)	251	274
Price risk management	67	90
Unamortized loss, net of gain, on reacquired debt (3)	230	76
Catastrophic event memorandum account (4)	918	790
Wildfire expense memorandum account (5)	127	94
Fire hazard prevention memorandum account (6)	291	263
Fire risk mitigation memorandum account (7)	154	—
Other	386	417
Total long-term regulatory assets	$5,349	$4,964

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
(7) Includes costs associated with the 2019 Wildfire Safety Plan. Recovery of FHPMA costs are subject to CPUC review and approval.

Current Regulatory Liabilities

Current regulatory liabilities are primarily comprised of the current portion of the tax reform adjustment recorded as a result of the Tax Act.

Long-Term Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Liability Balance at
(in millions)	June 30, 2019	December 31, 2018
Cost of removal obligations (1)	$6,233	$5,981
Deferred income taxes (2)	4	283
Recoveries in excess of AROs (3)	472	356
Public purpose programs (4)	785	674
Employee benefit plans (5)	423	421
Other	1,121	824
Total long-term regulatory liabilities	$9,038	$8,539

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets.
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

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at
(in millions)	June 30, 2019	December 31, 2018
Electric distribution	$465	$160
Electric transmission	91	128
Utility generation	92	79
Gas distribution and transmission	173	462
Energy procurement	654	168
Public purpose programs	97	111
Other	312	327
Total regulatory balancing accounts receivable	$1,884	$1,435

	Payable Balance at
(in millions)	June 30, 2019	December 31, 2018
Electric transmission	135	134
Gas distribution and transmission	6	9
Energy procurement	308	59
Public purpose programs	610	587
Other	311	287
Total regulatory balancing accounts payable	$1,370	$1,076

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.

NOTE 5: DEBT

Debtor-In-Possession Facilities

In connection with the Chapter 11 Cases, PG&E Corporation and the Utility entered into the DIP Credit Agreement, among the Utility, as borrower, PG&E Corporation, as guarantor, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as collateral agent, and the lenders and issuing banks party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”). The DIP Credit Agreement provides for $5.5 billion in senior secured superpriority debtor in possession credit facilities in the form of (i) a revolving credit facility in an aggregate amount of $3.5 billion (the “DIP Revolving Facility”), including a $1.5 billion letter of credit subfacility, (ii) a term loan facility in an aggregate principal amount of $1.5 billion (the “DIP Initial Term Loan Facility”) and (iii) a delayed draw term loan facility in an aggregate principal amount of $500 million (the “DIP Delayed Draw Term Loan Facility,” together with the DIP Revolving Facility and the DIP Initial Term Loan Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein. The DIP Credit Agreement also provides for up to $4.0 billion of incremental facilities in the form of (i) one or more additional tranches of term loans or (ii) one or more increases in the aggregate amount of revolving commitments under the DIP Revolving Facility (together, the “Incremental Facilities”), subject to the terms and conditions set forth therein. The Incremental Facilities are uncommitted and would require approval from the Bankruptcy Court.

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

Debtor-in-Possession Financing

The following table summarizes the Utility’s outstanding borrowings and availability under the DIP Facilities at June 30, 2019:

(in millions)	Termination Date		Aggregate Limit	Term Loan Borrowings	Revolver Borrowings	Letters of Credit Outstanding	Aggregate Availability
DIP Facilities	December 2020	(1)	$5,500	$1,500	$—	$521	$3,479

(1) May be extended to December 2021, subject to satisfaction of certain terms and conditions, including payment of a 25 basis point extension fee.

As of June 30, 2019, PG&E Corporation and the Utility each had no commercial paper borrowings outstanding. PG&E Corporation and the Utility do not expect to be able to access the commercial paper market for the duration of the Chapter 11 Cases.

Debt

The following table summarizes PG&E Corporation’s and the Utility’s outstanding debt subject to compromise:

		Balance at,
(in millions)	Contractual Interest Rates	June 30, 2019	December 31, 2018
Debt Subject to Compromise (1)
PG&E Corporation
Borrowings under Pre-Petition Credit Facilities
PG&E Corporation Revolving Credit Facilities - Stated Maturity: 2022	variable rate(2)	$300	$300
Other borrowings:
Term Loan - Stated Maturity: 2020	variable rate(3)	350	350
Total PG&E Corporation Debt Subject to Compromise		650	650

Utility
Senior Notes - Stated Maturity:
2020	3.50%	800	800
2021	3.25% to 4.25%	550	550
2022	2.45%	400	400
2023	3.25% to 4.25%	1,175	1,175
2024 through 2047	2.95% to 6.35%	14,600	14,600
Unamortized discount, net of premium and debt issuance costs		—	(178)
Total Senior notes, net of premium and debt issuance costs		17,525	17,347
Pollution Control Bonds - Stated Maturity:
Series 2008 F and 2010 E, due 2026 (4)	1.75%	100	100
Series 2009 A-B, due 2026 (5)	variable rate (6)	149	149
Series 1996 C, E, F, 1997 B due 2026 (5)	variable rate (7)	614	614
Total pollution control bonds		863	863
Borrowings under Pre-Petition Credit Facilities
Utility Revolving Credit Facilities - Stated Maturity: 2022 (8)	variable rate(9)	2,965	2,965
Other borrowings:
Term Loan - Stated Maturity: 2019	variable rate(10)	250	250
Total Borrowings under Pre-Petition Credit Facility Subject to Compromise		3,215	3,215
Total Utility Debt Subject to Compromise		21,603	21,425
Total PG&E Corporation Consolidated Debt Subject to Compromise		$22,253	$22,075

(1) Debt subject to compromise must be reported at the amounts expected to be allowed by the Bankruptcy Court and the carrying values will be adjusted as claims are approved. Total Utility Debt Subject to Compromise does not include $285 million of accrued contractual interest to the Petition Date. At March 31, 2019, PG&E Corporation and the Utility wrote off $178 million of unamortized debt issuance costs and debt discount to present the debt subject to compromise at the outstanding face value. The write-offs are included within long-term regulatory assets in the Condensed Consolidated Balance Sheets. See Notes 2 and 4 for further details.
(2) At June 30, 2019, the contractual LIBOR-based interest rate on loans was 3.87%.
(3) At June 30, 2019, the contractual LIBOR-based interest rate on the term loan was 3.60%.
(4) Pollution Control Bonds series 2008F and 2010E were reissued in June 2017.  Although the stated maturity date for both series is 2026, these bonds have a mandatory redemption date of May 31, 2022.

(5) Each series of these bonds is supported by a separate direct-pay letter of credit. Following the Utility’s Chapter 11 filing, investors in these bonds drew on the letter of credit facilities. The letter of credit facility supporting the Series 2009 A-B bonds matured on June 5, 2019. In December 2015, the maturity dates of the letter of credit facilities supporting the Series 1996 C, E, F, 1997 B bonds were extended to December 1, 2020. Although the stated maturity date of these bonds is 2026, each series will remain outstanding only if the Utility extends or replaces the letter of credit related to the series or otherwise obtains consent from the issuer to the continuation of the series without a credit facility.
(6) At June 30, 2019, the contractual interest rate on the letter of credit facility supporting these bonds was 7.70%.
(7) At June 30, 2019, the contractual interest rate on the letter of credit facility supporting these bonds ranged from 7.70% to 7.83%.
(8) Also includes $79 million in letters of credit.
(9) At June 30, 2019, the contractual LIBOR-based interest rate on the loans was 3.67%.
(10) At June 30, 2019, the contractual LIBOR-based interest rate on the term loan was 3.00%.

NOTE 6: EQUITY

There were no issuances under the PG&E Corporation February 2017 equity distribution agreement for the six months ended June 30, 2019.

PG&E Corporation issued common stock under the PG&E Corporation 401(k) plan and share-based compensation plans.  During the six months ended June 30, 2019, 8.9 million shares were issued for cash proceeds of $85 million under these plans. Beginning January 1, 2019 PG&E Corporation changed its default matching contributions under its 401(k) plan from PG&E Corporation common stock to cash. Beginning in March 2019, at PG&E Corporation’s directive, the 401(k) plan trustee began purchasing new shares in the PG&E Corporation common stock fund on the open market rather than directly from PG&E Corporation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Loss attributable to common shareholders	$(2,553)	$(984)	$(2,420)	$(542)
Weighted average common shares outstanding, basic	529	516	528	516
Add incremental shares from assumed conversions:
Employee share-based compensation	—	—	—	1
Weighted average common shares outstanding, diluted	529	516	528	517
Total loss per common share, diluted	$(4.83)	$(1.91)	$(4.58)	$(1.05)

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive.

NOTE 8: DERIVATIVES

Use of Derivative Instruments

The Utility is exposed to commodity price risk as a result of its electricity and natural gas procurement activities.  Procurement costs are recovered through customer rates.  The Utility uses both derivative and non-derivative contracts to manage volatility in customer rates due to fluctuating commodity prices.  Derivatives include contracts, such as power purchase agreements, forwards, futures, swaps, options, and CRRs that are traded either on an exchange or over-the-counter.  By order dated April 8, 2019, the Bankruptcy Court authorized the Utility to continue these programs in the ordinary course of business in a manner consistent with its pre-petition practices.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2019	December 31, 2018
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	174,575,917	177,750,349
	Options	16,455,000	13,735,405
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	2,999,616	3,833,490
	Options	912,033	—
	Congestion Revenue Rights (3)	329,571,344	340,783,089

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At June 30, 2019, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$47	$(4)	$48	$91
Other noncurrent assets – other	161	—	—	161
Current liabilities – other	(25)	4	3	(18)
Noncurrent liabilities – other	(67)	—	—	(67)
Total commodity risk	$116	$—	$51	$167

At December 31, 2018, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$44	$(1)	$89	$132
Other noncurrent assets – other	165	—	—	165
Current liabilities – other	(29)	1	7	(21)
Noncurrent liabilities – other	(90)	—	2	(88)
Total commodity risk	$90	$—	$98	$188

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

The majority of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. During the first quarter of 2019, multiple credit rating agencies downgraded the Utility’s credit ratings below investment grade, which resulted in the Utility posting additional collateral. As of June 30, 2019, the Utility satisfied its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$3,402	$—	$—	$—	$3,402
Nuclear decommissioning trusts
Short-term investments	16	—	—	—	16
Global equity securities	1,959	—	—	—	1,959
Fixed-income securities	815	698	—	—	1,513
Assets measured at NAV	—	—	—	—	19
Total nuclear decommissioning trusts (2)	2,790	698	—	—	3,507
Price risk management instruments (Note 8)
Electricity	—	13	192	20	225
Gas	—	3	—	24	27
Total price risk management instruments	—	16	192	44	252
Rabbi trusts
Fixed-income securities	—	98	—	—	98
Life insurance contracts	—	71	—	—	71
Total rabbi trusts	—	169	—	—	169
Long-term disability trust
Short-term investments	5	—	—	—	5
Assets measured at NAV	—	—	—	—	142
Total long-term disability trust	5	—	—	—	147
TOTAL ASSETS	$6,197	$883	$192	$44	$7,477
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$4	$83	$(4)	$83
Gas	2	3	—	(3)	2
TOTAL LIABILITIES	$2	$7	$83	$(7)	$85

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $491 million, primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed.  Transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period.  There were no material transfers between any levels for the three and six months ended June 30, 2019 and 2018.

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

	Fair Value at
(in millions)	June 30, 2019
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)
Congestion revenue rights	$191	$64	Market approach	CRR auction prices	$(13.11) - 22.76
Power purchase agreements	$1	$19	Discounted cash flow	Forward prices	$ 19.68 - 38.80

 (1) Represents price per megawatt-hour.

	Fair Value at
(in millions)	December 31, 2018
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)
Congestion revenue rights	$203	$75	Market approach	CRR auction prices	$ (18.61) - 32.26
Power purchase agreements	$—	$33	Discounted cash flow	Forward prices	$ 19.81 - 38.80

(1) Represents price per megawatt-hour.

Level 3 Reconciliation

The following tables present the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2019 and 2018:

	Price Risk Management Instruments
(in millions)	2019	2018
Asset (liability) balance as of April 1	$129	$40
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(20)	(6)
Asset (liability) balance as of June 30	$109	$34

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2019	2018
Asset (liability) balance as of January 1	$95	$42
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	14	(8)
Asset (liability) balance as of June 30	$109	$34

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable; short-term borrowings; accounts payable; and customer deposits to approximate their carrying values at June 30, 2019 and December 31, 2018, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2019		At December 31, 2018
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
PG&E Corporation(1)	$—	$—	$350	$350
Utility(1)(2)	1,500	1,500	17,450	14,747

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

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)
As of June 30, 2019	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
Nuclear decommissioning trusts
Short-term investments	$16	$—	$—	$16
Global equity securities	496	1,486	(4)	1,978
Fixed-income securities	1,431	84	(2)	1,513
Total (1)	$1,943	$1,570	$(6)	$3,507
As of December 31, 2018
Nuclear decommissioning trusts
Short-term investments	$29	$—	$—	$29
Global equity securities	568	1,246	(5)	1,809
Fixed-income securities	1,288	30	(18)	1,300
Total (1)	$1,885	$1,276	$(23)	$3,138

(1) Represents amounts before deducting $491 million and $408 million for the periods ended June 30, 2019 and December 31, 2018, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2019
Less than 1 year	$26
1–5 years	541
5–10 years	340
More than 10 years	606
Total maturities of fixed-income securities	$1,513

The following table provides a summary of activity for fixed income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Proceeds from sales and maturities of nuclear decommissioning trust investments	$171	$308	$517	$802
Gross realized gains on securities	56	11	22	48
Gross realized losses on securities	(26)	(5)	(7)	(9)

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

At June 30, 2019 and December 31, 2018, the Utility’s Condensed Consolidated Balance Sheets include estimated liabilities in respect of total wildfire-related claims as follows:

	Balance at
(in millions)	June 30, 2019	December 31, 2018
2015 Butte fire	$212	$226
2017 Northern California wildfires	5,500	3,500
2018 Camp fire	12,400	10,500
Total wildfire-related claims (1)	$18,112	$14,226

(1) On the Petition Date, all wildfire-related claims were classified as LSTC and all pending litigation was stayed. As of June 30, 2019, $100 million was reclassified from LSTC to current liabilities - wildfire-related claims to reflect Bankruptcy Court approval of contributions to the Wildfire Assistance Fund.

In addition, during the three and six months ended June 30, 2019, the Utility incurred legal and other costs of $19 million and $32 million, respectively, related to the 2018 Camp fire, with no corresponding costs in the same periods in 2018. During the three and six months ended June 30, 2019, the Utility incurred legal and other costs of $7 million and $41 million, respectively, related to the 2017 Northern California wildfires, as compared to $46 million and $68 million, respectively, in the same periods in 2018.

2018 Camp Fire Background

On November 8, 2018, a wildfire began near the city of Paradise, Butte County, California (the “2018 Camp fire”), which is located in the Utility’s service territory. Cal Fire’s Camp Fire Incident Information Website as of July 9, 2019 (the “Cal Fire website”) indicated that the 2018 Camp fire consumed 153,336 acres. On the Cal Fire website, Cal Fire reported 85 fatalities and the destruction of 13,972 residences, 528 commercial structures and 4,293 other buildings resulting from the 2018 Camp fire. There have been no subsequent updates of this information on the Cal Fire website.

On May 15, 2019, Cal Fire issued a news release announcing the results of its investigation into the cause of the 2018 Camp fire. According to the news release:

•	Cal Fire determined that the 2018 Camp fire was caused by electrical transmission lines owned and operated by the Utility near Pulga, California.

•
Cal Fire identified a second ignition site and stated that the second fire was consumed by the original fire which started earlier near Pulga, California. Cal Fire stated that the cause of the second fire was determined to be “vegetation into electrical distribution lines owned and operated by” the Utility.

Cal Fire indicated in its news release that its investigation report for the 2018 Camp fire has been forwarded to the Butte County District Attorney. (See “District Attorneys’ Offices’ Investigations” below for further information regarding the investigations of the 2018 Camp fire.) As of the date of this filing, this investigation report has not been released publicly.

PG&E Corporation and the Utility accept Cal Fire’s determination that the 2018 Camp fire ignited at the first ignition site. PG&E Corporation and the Utility have not been able to form a conclusion as to whether a second fire ignited as a result of vegetation contact with the Utility’s facilities.

PG&E Corporation and the Utility are continuing to review the evidence concerning the 2018 Camp fire. PG&E Corporation and the Utility have not yet had access to all of the evidence collected by Cal Fire as part of its investigation or to the investigation report prepared by Cal Fire.

Further, the CPUC’s SED is conducting investigations to assess the compliance of electric and communication companies’ facilities with applicable rules and regulations in areas impacted by the 2018 Camp fire. According to information made available by the CPUC, investigation topics include, but are not limited to, maintenance of facilities, vegetation management, and emergency preparedness and response. Various other entities may also be investigating the fire. It is uncertain when the investigations will be complete and whether the SED will release any preliminary findings before its investigations are complete.

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

Cal Fire has issued 19 investigation reports and two supplementary investigation reports that include its determination of the causes of 21 of the 2017 Northern California wildfires, and alleged that all of these fires, with the exception of the Tubbs fire, involved the Utility’s equipment.

During the second quarter of 2018, Cal Fire issued news releases announcing its determination on the causes of 16 of the 2017 Northern California wildfires (the La Porte, McCourtney, Lobo, Honey, Redwood, Sulphur, Cherokee, 37, Blue, Norrbom, Adobe, Partrick, Pythian, Nuns, Pocket and Atlas fires, located in Mendocino, Lake, Butte, Sonoma, Humboldt, Nevada and Napa counties). According to the Cal Fire news releases:

•	the La Porte, McCourtney, Lobo and Honey fires “were caused by trees coming into contact with power lines,” and

•
the Redwood, Sulphur, Cherokee, 37, Blue, Norrbom, Adobe, Partrick, Pythian, Nuns, Pocket and Atlas fires “were caused by electric power and distribution lines, conductors and the failure of power poles.”

Cal Fire stated in its news releases that the McCourtney, Lobo, Sulphur, Blue, Norrbom, Adobe, Partrick, Pythian, Pocket and Atlas fire investigations, and the investigation related to the Honey fire, have been referred to the appropriate county District Attorney’s offices for review “due to evidence of alleged violations of state law.” (See “District Attorneys’ Offices’ Investigations” below for further information regarding the investigations by the District Attorneys’ offices related to these fires.)

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

During the second quarter of 2019, Cal Fire released its investigation reports related to the Sulphur, Blue, Norrbom, Adobe, Partrick, Pythian, Pocket and Atlas fires. The Cal Fire investigation report for the Adobe fire included as Attachment 42.1 a “Supplementary Investigation Report” concerning the Pressley fire. The Cal Fire investigator concludes in the Supplementary Investigation Report that the Pressley fire was started by an ember cast from the Adobe fire.

On July 24, 2019, the CPUC released copies of Cal Fire’s investigation report related to the Point fire and supplementary investigation reports related to the Youngs fire, which Cal Fire had not previously released publicly, as attachments to the SED’s own investigative reports for those fires. (The Youngs fire is the fire that the Utility has previously referred to as the Maacama fire.) The Cal Fire investigation report for the Point fire alleges that the fire was caused by a tree limb that broke off in high winds and fell into a power line, causing the power line to contact the ground. The Cal Fire investigators in the Youngs supplementary reports conclude that the fire was caused by a tree that fell into a power line, severing the line.

Cal Fire has not yet released its investigation reports related to the McCourtney and Lobo fires because Cal Fire referred its investigations into these fires to local law enforcement and the information contained in its investigation reports related to these fires remains confidential.

As described in Note 11, on June 27, 2019, the CPUC issued an OII disclosing the findings of a June 13, 2019 report by the SED, which, among other things, alleges that the Utility committed 27 violations in connection with 12 of the 2017 Northern California wildfires (specifically, the Adobe, Atlas, Cascade, Norrbom, Nuns, Oakmont/Pythian, Partrick, Pocket, Point, Potter/Redwood, Sulphur and Youngs fires). As described in the OII, the 27 alleged violations include failure to maintain vegetation clearances, failure to identify and abate hazardous trees, improper record keeping, incomplete patrol prior to re-energizing a circuit, failure to retain evidence, failure to report an incident, and failure to maintain clearances between lines. No violations were identified by the SED in connection with the Cherokee, La Porte and Tubbs fires. The 37 fire was determined by the SED to not be a reportable incident. The SED report does not address the Lobo and McCourtney fires because Cal Fire referred its investigations into these fires to local law enforcement and the information contained in its investigation reports related to these fires remains confidential. On a status conference call before the assigned ALJ on July 29, 2019, the SED informed the parties that because the Nevada County District Attorney had decided not to pursue criminal charges in connection with the Lobo and McCourtney fires, the SED may add alleged violations related to those fires and the 2018 Camp fire to the OII. As required by the OII, on July 29, 2019, the Utility filed its initial response to the OII. In the initial response, the Utility indicated that it intends to fully cooperate with the CPUC but also stated that it disagreed with certain of the alleged violations set forth in the OII. The Utility also filed a Corrective Actions Report and an Application to Develop a Mobile Application and Supporting Systems, both as required by the OII. Also as required by the OII, on August 5, 2019, the Utility submitted a report to respond to the information requests contained in the OII, relating to matters such as the Utility’s vegetation management procedures and practices, its use of recloser devices in high fire risk areas, its pro-active de-energization of powerlines during times of high fire danger and its recordkeeping and other practices.

Further, the SED is conducting investigations into certain of the other 2017 Northern California wildfires, including the McCourtney and Lobo fires. Various other entities may also be investigating certain of the fires. It is uncertain when the investigations will be complete and whether the SED will release any preliminary findings before its investigations are complete.

Third-Party Claims, Investigations and Other Proceedings Related to the 2018 Camp Fire and 2017 Northern California Wildfires

If the Utility’s facilities, such as its electric distribution and transmission lines, are determined to be the substantial cause of one or more fires, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest and attorneys’ fees without having been found negligent. California courts have imposed liability under the doctrine of inverse condemnation in legal actions brought by property holders against utilities on the grounds that losses borne by the person whose property was damaged through a public use undertaking should be spread across the community that benefited from such undertaking, and based on the assumption that utilities have the ability to recover these costs from their customers. Further, California courts have determined that the doctrine of inverse condemnation is applicable regardless of whether the CPUC ultimately allows recovery by the utility for any such costs. The CPUC may decide not to authorize cost recovery even if a court decision were to determine that the Utility is liable as a result of the application of the doctrine of inverse condemnation. (See “Loss Recoveries – Regulatory Recovery” below for further information regarding potential cost recovery related to the wildfires, including in connection with SB 901.)

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

As of January 28, 2019, before the automatic stay arising as a result of the filing of the Chapter 11 Cases, PG&E Corporation and the Utility were aware of approximately 100 complaints on behalf of at least 4,200 plaintiffs related to the 2018 Camp fire, nine of which sought to be certified as class actions. The pending civil litigation against PG&E Corporation and the Utility related to the 2018 Camp fire, which is currently stayed as a result of the commencement of the Chapter 11 Cases, included claims under multiple theories of liability, including inverse condemnation, trespass, private nuisance, public nuisance, negligence, negligence per se, negligent interference with prospective economic advantage, negligent infliction of emotional distress, premises liability, violations of the Public Utilities Code, violations of the Health & Safety Code, malice and false advertising in violation of the California Business and Professions Code. The plaintiffs principally asserted that PG&E Corporation’s and the Utility’s alleged failure to maintain and repair their distribution and transmission lines and failure to properly maintain the vegetation surrounding such lines were the causes of the 2018 Camp fire. The plaintiffs sought damages and remedies that include wrongful death, personal injury, property damage, evacuation costs, medical expenses, establishment of a class action medical monitoring fund, punitive damages, attorneys’ fees and other damages. PG&E Corporation’s and the Utility’s obligations with respect to such claims are expected to be determined through the Chapter 11 process.

As of January 28, 2019, before the automatic stay arising as a result of the filing of the Chapter 11 Cases, PG&E Corporation and the Utility were aware of approximately 750 complaints on behalf of at least 3,800 plaintiffs related to the 2017 Northern California wildfires, five of which sought to be certified as class actions. These cases were coordinated in the San Francisco County Superior Court. As of the Petition Date, the coordinated litigation was in the early stages of discovery. A trial with respect to the Atlas fire was scheduled to begin on September 23, 2019. The pending civil litigation against PG&E Corporation and the Utility related to the 2017 Northern California wildfires, included claims under multiple theories of liability, including inverse condemnation, trespass, private nuisance and negligence. This litigation, including the trial date with respect to the Atlas fire, currently is stayed as a result of the commencement of the Chapter 11 Cases. The plaintiffs principally asserted that PG&E Corporation’s and the Utility’s alleged failure to maintain and repair their distribution and transmission lines and failure to properly maintain the vegetation surrounding such lines were the causes of the 2017 Northern California wildfires. The plaintiffs sought damages that include wrongful death, personal injury, property damage, evacuation costs, medical expenses, punitive damages, attorneys’ fees and other damages. PG&E Corporation’s and the Utility’s obligations with respect to such claims are expected to be determined through the Chapter 11 process. However, the TCC has submitted a motion to the Bankruptcy Court seeking relief from the automatic stay to enable certain plaintiffs to pursue their claims outside of the Chapter 11 process, as further described under the heading “Motions to Lift the Automatic Stay for Certain Tubbs Fire-Related Claims” below. PG&E Corporation and the Utility have opposed such motions.

Insurance carriers who have made payments to their insureds for property damage arising out of the 2017 Northern California wildfires filed 52 subrogation complaints in the San Francisco County Superior Court and the Sonoma County Superior Court as of January 28, 2019. These complaints allege, among other things, negligence, inverse condemnation, trespass and nuisance. The allegations were similar to the ones made by individual plaintiffs. As of January 28, 2019, insurance carriers have filed 39 similar subrogation complaints with respect to the 2018 Camp fire in the Sacramento County Superior Court and the Butte County Superior Court. PG&E Corporation’s and the Utility’s obligations with respect to such claims are expected to be determined through the Chapter 11 process. However, certain holders of subrogation claims have submitted motions to the Bankruptcy Court seeking relief from the automatic stay in order to pursue their claims outside of the Chapter 11 process, as further described under the heading “Motions to Lift the Automatic Stay for Certain Tubbs Fire-Related Claims” below. PG&E Corporation and the Utility have opposed such motions.

Various government entities, including Yuba, Nevada, Lake, Mendocino, Napa and Sonoma Counties and the Cities of Santa Rosa and Clearlake, also asserted claims against PG&E Corporation and the Utility based on the damages that these government entities allegedly suffered as a result of the 2017 Northern California wildfires. Such alleged damages included, among other things, loss of natural resources, loss of public parks, property damages and fire suppression costs. The causes of action and allegations were similar to the ones made by individual plaintiffs and the insurance carriers. With respect to the 2018 Camp fire, Butte County has filed similar claims against PG&E Corporation and the Utility. As described below under the heading “Plan Support Agreements with Public Entities,” on June 18, 2019, PG&E Corporation and the Utility entered into agreements with certain government entities to potentially resolve their wildfire-related claims through the Chapter 11 process.

As described in Note 2, on July 1, 2019, the Bankruptcy Court entered an order approving the Bar Date of October 21, 2019, at 5:00 p.m. (Pacific Time) for filing claims against PG&E Corporation and the Utility relating to the period prior to the Petition Date, including claims in connection with the 2018 Camp fire and the 2017 Northern California wildfires. The Bar Date is subject to certain exceptions, including for claims arising under section 503(b)(9) of the Bankruptcy Code, the bar date for which occurred on April 22, 2019. It is expected that numerous wildfire-related claims will be filed against PG&E Corporation and the Utility in connection with the 2018 Camp fire and the 2017 Northern California wildfires through the Bar Date. On July 18, 2019, PG&E Corporation and the Utility filed a motion for entry of an order establishing procedures and schedules for the estimation of PG&E Corporation’s and the Utility’s aggregate liability for certain claims arising out of the 2018 Camp fire and the 2017 Northern California wildfires, as further described under the heading “Motion for the Establishment of Wildfire Claims Estimation Procedures” below.

PG&E Corporation and the Utility are continuing to review the evidence concerning the 2018 Camp fire and 2017 Northern California wildfires. PG&E Corporation and the Utility have not yet had access to all of the evidence collected by Cal Fire as part of its investigations or to the McCourtney and Lobo investigation reports prepared by Cal Fire. PG&E Corporation and the Utility and plaintiffs have reached an agreement to transfer available evidence collected by Cal Fire for the fires for which its investigation reports have been released to a shared storage facility. The transfer of the evidence is not yet complete. (See “District Attorneys’ Offices’ Investigations” below for information regarding certain investigations related to the 2018 Camp fire and 2017 Northern California wildfires.)

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

PG&E Corporation and the Utility, as part of their efforts to emerge from bankruptcy, are engaged in discussions with holders of claims related to the 2017 Northern California wildfires and the 2018 Camp fire in an attempt to reach a global settlement of such claims. As discussed under the heading “Plan Support Agreements with Public Entities,” PG&E Corporation and the Utility have entered into agreements with certain government entity claimholders to potentially resolve their wildfire-related claims. The most recent settlement offers made by PG&E Corporation and the Utility to subrogated insurance claimholders and individual claimholders as of the date of this filing are discussed in further detail below under the heading “2018 Camp Fire and 2017 Northern California Wildfires Accounting Charge.” PG&E Corporation and the Utility cannot predict the outcome or timing of discussions with other claimholders.  Even if discussions with claimholders were successful, the consummation of such a global settlement would likely be contingent on numerous uncertain conditions, including Bankruptcy Court approval and governmental action.

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

Motions to Lift the Automatic Stay for Certain Tubbs Fire-Related Claims

On July 2, 2019, the TCC submitted a motion, pursuant to section 362(d)(1) of the Bankruptcy Code, for entry of an order terminating the automatic stay to permit certain individual plaintiffs (the “Tubbs Preference Plaintiffs”) to proceed to a jury trial on their claims against PG&E Corporation and the Utility arising from the Tubbs fire, and to request the San Francisco Superior Court in the coordinated litigation for the 2017 Northern California wildfires to order one or more of the cases of the Tubbs Preference Plaintiffs to trial with preference pursuant to California Code of Civil Procedure section 36. On July 9, 2019, the TCC submitted an amended motion to request relief from the stay with respect to additional individual plaintiffs to proceed to a jury trial on their claims against PG&E Corporation and the Utility arising from the Tubbs fire.

On July 3, 2019, the Ad Hoc Subrogation Group submitted a motion for relief from the automatic stay to permit certain of the Ad Hoc Subrogation Group’s members to pursue their claims against PG&E Corporation and the Utility regarding the issue of PG&E Corporation’s and the Utility’s liability for the Tubbs fire in the San Francisco Superior Court in the coordinated litigation for the 2017 Northern California wildfires.

On July 19, 2019, PG&E Corporation and the Utility filed an objection to the motions of the TCC and the Ad Hoc Subrogation Group, requesting that the motions be denied. Also on July 19, 2019, the UCC and the Shareholder Group filed objections to the motions of the TCC and the Ad Hoc Subrogation Group with the Bankruptcy Court, requesting that the motions be denied. The Shareholder Group also joined in PG&E Corporation’s and the Utility’s objection to the motions of the TCC and the Ad Hoc Subrogation Group.

On July 22, 2019, the Bankruptcy Court issued an order continuing the hearings on the TCC’s and the Ad Hoc Subrogation Group’s motions for relief from the automatic stay to August 14, 2019.

Motion for the Establishment of Wildfire Claims Estimation Procedures

On July 18, 2019, PG&E Corporation and the Utility submitted a motion, pursuant to sections 105(a) and 502(c) of the Bankruptcy Code, for entry of an order establishing procedures and schedules for the estimation of PG&E Corporation’s and the Utility’s aggregate liability for contingent and/or unliquidated claims arising out of the 2015 Butte fire, the 2017 Northern California wildfires and the 2018 Camp fire (which are collectively referred to in this paragraph as “wildfire claims”). In the motion, PG&E Corporation and the Utility proposed, among other things, the following general parameters of the estimation process:

•
First, the Bankruptcy Court would address the legal issue of whether, pursuant to the state law doctrine of inverse condemnation, PG&E Corporation and the Utility may be held strictly liable for wildfire claims asserting property damages even where PG&E Corporation or the Utility were not negligent.

•	Second, the Bankruptcy Court would schedule a hearing on the limited issue of causation of the Tubbs fire on October 7, 2019, or as soon as possible thereafter.

•
Third, following the Bar Date, the Bankruptcy Court would determine the aggregate value of the wildfire claims in a hearing proposed to be scheduled for early December 2019. This phase of the estimation process would involve the resolution of questions around the likelihood of success of the wildfire claims on issues such as negligence, the recoverability of certain categories of damages and the aggregate estimate of overall damages based upon sampling of claims and expert testimony. In the motion, PG&E Corporation and the Utility indicated that they are prepared to agree that, as part of the proposed estimation process, they will not contest causation with respect to any wildfire for which Cal Fire has concluded that PG&E Corporation and the Utility are responsible, including the 2018 Camp fire and the 2017 Northern California wildfires identified above, except the Tubbs fire.

The motion is expected to be heard by the Bankruptcy Court on August 14, 2019. On August 7, 2019, certain third parties filed joinders and statements in support with the Bankruptcy Court with respect to PG&E Corporation’s and the Utility’s motion, including the Ad Hoc Noteholder Committee, the UCC and the Shareholder Group. Also on August 7, 2019, certain third parties filed objections to PG&E Corporation’s and the Utility’s motion with the Bankruptcy Court, including the City and County of San Francisco, the Ad Hoc Subrogation Group and the TCC. The objection of the City and County of San Francisco is limited to PG&E Corporation’s and the Utility’s proposal for the Bankruptcy Court to address the legal issue of whether, under the doctrine of inverse condemnation, PG&E Corporation and the Utility may be held strictly liable for wildfire claims asserting property damages even where it was not negligent.

Plan Support Agreements with Public Entities

On June 18, 2019, PG&E Corporation and the Utility entered into PSAs with certain local public entities providing for an aggregate of $1.0 billion to be paid by PG&E Corporation and the Utility to such public entities pursuant to PG&E Corporation and the Utility’s Chapter 11 plan of reorganization in order to settle such public entities’ claims against PG&E Corporation and the Utility relating to the 2018 Camp fire, 2017 Northern California wildfires and 2015 Butte fire (collectively, “Public Entity Wildfire Claims”). PG&E Corporation and the Utility’s Chapter 11 plan of reorganization currently is under development and has not yet been filed with the Bankruptcy Court.  PG&E Corporation and the Utility have entered into a PSA with each of the following public entities or group of public entities, as applicable:

•
the City of Clearlake, the City of Napa, the City of Santa Rosa, the County of Lake, the Lake County Sanitation District, the County of Mendocino, Napa County, the County of Nevada, the County of Sonoma, the Sonoma County Agricultural Preservation and Open Space District, the Sonoma County Community Development Commission, the Sonoma County Water Agency, the Sonoma Valley County Sanitation District and the County of Yuba (collectively, the “2017 Northern California Wildfire Public Entities”);

•	the Town of Paradise;

•	the County of Butte;

•	the Paradise Recreation & Park District;

•	the County of Yuba; and

•	the Calaveras County Water District.

For purposes of each PSA, the local public entities that are party to such PSA are referred to herein as “Supporting Public Entities.”

Each PSA provides that PG&E Corporation and the Utility’s Chapter 11 plan of reorganization will include, among other things, the following elements:

•
following the effective date of PG&E Corporation and the Utility’s Chapter 11 plan of reorganization, PG&E Corporation and the Utility will remit a Settlement Amount (as defined below) in the amount set forth below to the applicable Supporting Public Entities in full and final satisfaction and discharge of their Public Entity Wildfire Claims, and

•
subject to the Supporting Public Entities voting affirmatively to accept PG&E Corporation and the Utility’s Chapter 11 plan of reorganization, following the effective date of PG&E Corporation and the Utility’s Chapter 11 plan of reorganization, PG&E Corporation and the Utility will create and promptly fund $10.0 million to a segregated fund to be used by the Supporting Public Entities collectively in connection with the defense or resolution of claims against the Supporting Public Entities by third parties relating to the wildfires noted above (“Third Party Claims”).

The “Settlement Amount” set forth in each PSA is as follows:

•	for the 2017 Northern California Wildfire Public Entities, $415.0 million (which amount will be allocated among such entities),

•	for the Town of Paradise, $270.0 million,

•	for the County of Butte, $252.0 million,

•	for the Paradise Recreation & Park District, $47.5 million,

•	for the County of Yuba, $12.5 million, and

•	for the Calaveras County Water District, $3.0 million.

Each PSA provides that, subject to certain terms and conditions, the Supporting Public Entities will support PG&E Corporation and the Utility’s Chapter 11 plan of reorganization with respect to its treatment of their respective Public Entity Wildfire Claims, including by voting to accept PG&E Corporation and the Utility’s Chapter 11 plan of reorganization in the Chapter 11 Cases.

Each PSA may be terminated by the applicable Supporting Public Entities under certain circumstances, including:

•
if the Federal Emergency Management Agency or the OES fails to agree that no reimbursement is required from the Supporting Public Entities on account of assistance rendered by either agency in connection with the wildfires noted above, and

•
by any individual Supporting Public Entity, if a material amount of Third Party Claims is filed against such Supporting Public Entity and such Third Party Claims are not released pursuant to PG&E Corporation and the Utility’s Chapter 11 plan of reorganization.

Each PSA may be terminated by PG&E Corporation and the Utility under certain circumstances, including if:

•	PG&E Corporation and the Utility do not obtain the consent, or the waiver of the lack of consent as a defense, of their insurance carriers for the policy years 2017 and 2018,

•	the Board of Directors of either PG&E Corporation or the Utility determines in good faith that continued performance under the PSA would be inconsistent with the exercise of its fiduciary duties, and

•	any Supporting Public Entity terminates a PSA, in which case PG&E Corporation and the Utility may terminate any other PSA.

Potential Losses in Connection with the 2018 Camp Fire and 2017 Northern California Wildfires

On May 8, 2019, the California Department of Insurance issued a news release announcing an update on property losses in connection with the 2018 wildfires in Southern California (which are not in the Utility’s service territory) and the 2018 Camp fire, indicating that “total claims over $12 billion as of April [2019]” in insured losses have been reported from the November 2018 fires, of which approximately $8.6 billion relates to statewide claims from the 2018 Camp fire. On September 6, 2018, the California Department of Insurance issued a news release announcing that insurers have received nearly 55,000 insurance claims totaling more than $12.28 billion in losses, of which approximately $10 billion relates to statewide claims from the 2017 Northern California wildfires.

The dollar amounts announced by the California Department of Insurance represent an aggregate amount of approximately $18.6 billion of insurance claims made as of the above dates related to the 2018 Camp fire and 2017 Northern California wildfires. PG&E Corporation and the Utility expect that additional claims have been submitted and will continue to be submitted to insurers, particularly with respect to the 2018 Camp fire. These claims reflect insured property losses only. The $18.6 billion of insurance claims made as of the above dates does not account for uninsured or underinsured property losses, interest, attorneys’ fees, fire suppression and clean-up costs, evacuation costs, personal injury or wrongful death damages, medical expenses or other costs, such as potential punitive damages, fines or penalties, or losses related to claims that have not manifested yet (“future claims”), each of which could be significant.

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

There are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Among other things, there is uncertainty at this time as to the number of wildfire-related claims that will be filed in the Chapter 11 Cases, the number of current and future claims that will be allowed by the Bankruptcy Court, how claims for punitive damages and claims by variously situated persons will be treated and whether such claims will be allowed, and the impact that historical settlement values for wildfire claims and other factors may have on the estimation of wildfire liability in the Chapter 11 Cases. If PG&E Corporation and the Utility were to be found liable for certain or all of the costs, expenses and other losses described above with respect to the 2018 Camp fire and 2017 Northern California wildfires, the amount of such liability could exceed $30 billion, which amount does not include potential punitive damages, fines and penalties or damages related to claims that have not manifested yet. This estimate is based on a wide variety of data and other information available to PG&E Corporation and the Utility and their advisors, including various precedents involving similar claims, and accounts for property losses (including insured, uninsured and underinsured property losses), interest, attorneys’ fees, fire suppression and clean-up costs, evacuation costs, personal injury or wrongful death damages, medical expenses and certain other costs. This estimate is not intended to provide an upper end of the range of potential liability arising from the 2018 Camp fire and 2017 Northern California wildfires. In certain circumstances, PG&E Corporation’s and the Utility’s liability could be substantially greater than such amount.

If PG&E Corporation and the Utility were to be found liable for any punitive damages, and such damages were allowed by the Bankruptcy Court, or if PG&E Corporation and the Utility were subject to fines or penalties, the amount of such punitive damages, fines and penalties could be significant. PG&E Corporation and the Utility have received significant fines and penalties in connection with past incidents. For example, in 2015, the CPUC approved a decision that imposed penalties on the Utility totaling $1.6 billion in connection with the natural gas explosion that occurred in the City of San Bruno, California on September 9, 2010 (the “San Bruno explosion”). These penalties represented nearly three times the underlying liability for the San Bruno explosion of approximately $558 million incurred for third-party claims, exclusive of shareholder derivative lawsuits and legal costs incurred. The amount of punitive damages, fines and penalties imposed on PG&E Corporation and the Utility could likewise be a significant amount in relation to the underlying liabilities with respect to the 2018 Camp fire and 2017 Northern California wildfires. PG&E Corporation’s and the Utility’s obligations with respect to such claims are expected to be determined through the Chapter 11 process. Regulatory proceedings are not subject to the automatic stay imposed as a result of the commencement of the Chapter 11 Cases; however, collection efforts in connection with fines or penalties arising out of such proceedings are stayed.

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

2018 Camp Fire

In light of the current state of the law and the information currently available to the Utility, PG&E Corporation and the Utility have determined that it is probable they will incur a loss for claims in connection with the 2018 Camp fire. PG&E Corporation and the Utility recorded a charge in the amount of $10.5 billion for the year ended December 31, 2018. Based on additional facts and circumstances available to the Utility as of the date of this filing, including the entry into the PSAs and the status of PG&E Corporation’s and the Utility’s efforts to reach a resolution with other holders of wildfire-related claims, PG&E Corporation and the Utility recorded an additional charge for claims in connection with the 2018 Camp fire in the amount of $1.9 billion for the three months ended June 30, 2019.

The aggregate liability of $12.4 billion for claims in connection with the 2018 Camp fire corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimated probable losses, and is subject to change based on additional information.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of the loss related to the 2018 Camp fire will be greater than the amount accrued, but are unable to reasonably estimate the additional loss and the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in Cal Fire’s possession, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damage and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

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

The $12.4 billion liability does not include any amounts for potential penalties or fines that may be imposed by governmental entities on PG&E Corporation or the Utility, or punitive damages, if any, or any losses related to future claims for damages that have not manifested yet, each of which could be significant. In addition, the charge does not include any amount in respect of FEMA reimbursement claims, claims for property damages related to federal land and other property or claims by certain state and local public entities that are not party to the PSAs, which amounts could be substantial. The charge also does not include any amounts for potential losses in connection with the wildfire-related securities class action litigation described below.

2017 Northern California Wildfires

In light of the current state of the law and the information currently available to the Utility, PG&E Corporation and the Utility have determined that it is probable they will incur a loss for claims in connection with all 21 of the 2017 Northern California wildfires identified above, the reasons for which are discussed in more detail in this section below. PG&E Corporation and the Utility recorded a charge in the amount of $2.5 billion during the quarter ended June 30, 2018 and a charge in the amount of $1.0 billion during the quarter ended December 31, 2018, for a total charge in the amount of $3.5 billion for the year ended December 31, 2018. Based on additional facts and circumstances available to the Utility as of the date of this filing, including additional information from Cal Fire, the entry into the PSAs and the status of PG&E Corporation’s and the Utility’s efforts to reach a resolution with other holders of wildfire-related claims, PG&E Corporation and the Utility recorded an additional charge for claims in connection with the 2017 Northern California wildfires in the amount of $2.0 billion for the three months ended June 30, 2019.

The aggregate liability of $5.5 billion for claims in connection with the 2017 Northern California wildfires corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimated probable losses and is subject to change based on additional information.

In the case of the Tubbs and 37 fires, PG&E Corporation and the Utility continue to believe that if the claims related to these fires were litigated on the merits, it would not be probable that they would incur a loss for such claims. However, as a result of PG&E Corporation’s and the Utility’s most recent settlement offer to holders of claims related to the Tubbs and 37 fires as of the date of this filing, PG&E Corporation and the Utility have determined that it is probable they will incur a loss for claims in connection with such fires. With respect to 17 of the other 19 of the 2017 Northern California wildfires (the La Porte, McCourtney, Lobo, Honey, Redwood, Sulphur, Cherokee, Blue, Pocket, Atlas, Cascade, Point and Sonoma/Napa merged fires (which include the Nuns, Norrbom, Adobe, Partrick and Pythian fires)), PG&E Corporation and the Utility previously determined that it is probable they would incur a loss for claims in connection with such fires if such claims were litigated on the merits. With respect to 2 of the other 19 of the 2017 Northern California wildfires (the Youngs and Pressley fires), PG&E Corporation and the Utility have determined that it is probable they would incur a loss for claims in connection with such fires if such claims were litigated on the merits based on information that became available to PG&E Corporation and the Utility after the filing of their last Quarterly Report on Form 10-Q.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of the loss related to the 2017 Northern California wildfires will be greater than the amount accrued, but are unable to reasonably estimate the additional loss and the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in Cal Fire’s possession, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damage and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

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

The $5.5 billion liability does not include any amounts for potential penalties or fines that may be imposed by governmental entities on PG&E Corporation or the Utility, or punitive damages, if any, or any losses related to future claims for damages that have not manifested yet, each of which could be significant. In addition, the charge does not include any amount in respect of FEMA reimbursement claims, claims for property damages related to federal land and other property or claims by certain state and local public entities that are not party to the PSAs, which amounts could be substantial. The charge also does not include any amounts for potential losses in connection with the wildfire-related securities class action litigation described below.

Additional Information Related to 2018 Camp Fire and 2017 Northern California Wildfires Accounting Charge

The aggregate liability of $17.9 billion for claims in connection with the 2018 Camp fire and the 2017 Northern California wildfires is comprised of (i) $8.5 billion for subrogated insurance claimholders, (ii) $7.5 billion for individual claimholders (including those with uninsured and underinsured property losses, among other claims), (iii) $1.0 billion for the Supporting Public Entities with respect to their Public Entity Wildfire Claims pursuant to the PSAs and (iv) $900 million for clean-up and fire suppression costs. The aggregate liabilities of $8.5 billion for subrogated insurance claimholders and $7.5 billion for individual claimholders are based on PG&E Corporation’s and the Utility’s estimates of probable loss developed from data and other information available to PG&E Corporation and the Utility and PG&E Corporation’s and the Utility’s most recent settlement offers to representatives of such claimholders as of the date of this filing. PG&E Corporation and the Utility cannot predict the outcome or timing of discussions with such claimholders. With respect to the $1.0 billion liability for claims held by the Supporting Public Entities, while PG&E Corporation and the Utility previously disclosed the existence of claims asserted by such entities, PG&E Corporation and the Utility had not previously taken a charge related to these claims as the amount of the liability could not be reasonably estimated. As described above, the aggregate liability of $17.9 billion for claims in connection with the 2018 Camp fire and the 2017 Northern California wildfires corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimated probable losses and is subject to change based on additional information. (See “Potential Losses in Connection with the 2018 Camp Fire and 2017 Northern California Wildfires” above.)

As of the date of this filing, PG&E Corporation and the Utility believe that the settlement discussions with representatives of subrogated insurance claimholders are in a particularly critical period of the negotiation. PG&E Corporation and the Utility believe that the potential exists for material developments in the negotiation in the near term. Accordingly, if PG&E Corporation, the Utility and such claimholders reach agreement, PG&E Corporation’s and the Utility’s probable loss contingency for the subrogated insurance claims may increase by a material amount, which would result in an additional accrual above the $8.5 billion reflected in this filing. Any such increase could be substantial and could be taken in the third quarter of 2019. In their motion submitted to the Bankruptcy Court on July 23, 2019, the Ad Hoc Subrogation Group stated that holders of subrogated insurance claims hold in excess of $20 billion of wildfire-related claims against PG&E Corporation and the Utility. In the “Restructuring Term Sheet” attached to such motion, the Ad Hoc Subrogation Group proposed terms for a plan of reorganization that would settle all such subrogated insurance claims for consideration valued at $15.8 billion. PG&E Corporation and the Utility cannot predict the outcome or timing of discussions with such claimholders.

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

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur. Through June 30, 2019, PG&E Corporation and the Utility recorded $1.38 billion for probable insurance recoveries in connection with the 2018 Camp fire and $842 million for probable insurance recoveries in connection with the 2017 Northern California wildfires. These amounts reflect an assumption that the cause of each fire is deemed to be a separate occurrence under the insurance policies. The amount of the receivable is subject to change based on additional information. PG&E Corporation and the Utility intend to seek full recovery for all insured losses and believe it is reasonably possible that they will record a receivable for the full amount of the insurance limits in the future.

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

The following table presents changes in the insurance receivable for the six months ended June 30, 2019. The balance for insurance receivable is included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

(in millions)	Insurance Receivable
2018 Camp fire
Balance at December 31, 2018	$1,380
Accrued insurance recoveries	—
Reimbursements	—
Balance at June 30, 2019	$1,380

2017 Northern California wildfires
Balance at December 31, 2018	$829
Accrued insurance recoveries	—
Reimbursements	—
Balance at June 30, 2019	$829

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

On January 10, 2019, the CPUC adopted an OIR, which establishes a process to develop criteria and a methodology to inform determinations of the Customer Harm Threshold in future applications under Section 451.2(a) of the Public Utilities Code for recovery of costs related to the 2017 Northern California wildfires.

On March 29, 2019, the Assigned Commissioner issued a scoping memo, which confirmed that the CPUC in this proceeding would establish a Customer Harm Threshold methodology applicable only to 2017 fires, to be invoked in connection with a future application for cost recovery, and would not determine a specific financial outcome in this proceeding.

On July 8, 2019, the CPUC issued a decision in the Customer Harm Threshold proceeding. The CPUC decision provides that “[a]n electrical corporation that has filed for relief under chapter 11 of the Bankruptcy Code may not access the Stress Test to recover costs in an application under Section 451.2(b), because the Commission cannot determine the corporation’s ‘financial status,’ which includes, among other considerations, its capital structure, liquidity needs, and liabilities, as required by Section 451.2(b).” This determination effectively bars PG&E Corporation and the Utility from access to relief under the Customer Harm Threshold during the pendency of the Chapter 11 Cases. On August 7, 2019, the Utility submitted to the CPUC an application for rehearing of the decision. The Utility indicated in its application, among other things, that the CPUC’s decision “is contrary to law because it bars a utility that has filed for Chapter 11 from accessing the CHT [Customer Harm Threshold], requires a utility to file a cost recovery application before the CHT [Customer Harm Threshold] will be determined, and erects ratepayer protection mechanisms as an extra-statutory hurdle for accessing the CHT [Customer Harm Threshold].” The Utility also argued that the CPUC should apply the Customer Harm Threshold methodology to costs related to the 2018 Camp fire.

The decision otherwise adopts a methodology to determine the Customer Harm Threshold based on (1) the maximum additional debt that a utility can take on and maintain a minimum investment grade credit rating; (2) excess cash available to the utility; (3) a potential maximum regulatory adjustment of either 20% of the Customer Harm Threshold or 5% of the total disallowed wildfire liabilities, whichever is greater; and (4) an adjustment to preserve for ratepayers any tax benefits associated with the Customer Harm Threshold. The decision also requires a utility to include proposed ratepayer protection measures to mitigate harm to ratepayers as part of an application under Section 451.2(b).

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

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

On February 22, 2019, a purported securities class action was filed in the United States District Court for the Northern District of California, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint names as defendants certain current and former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility is named as a defendant. The complaint alleges material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. The complaint asserts claims under Section 11 and Section 15 of the federal Securities Act of 1933, and seeks unspecified monetary relief, attorneys’ fees and other costs, and injunctive relief. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously-filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and directors, and the underwriters. The action remains stayed as to PG&E Corporation and the Utility, and PG&E Corporation and the Utility are currently seeking an order from the Bankruptcy Court to extend the stay to the officer, director, and underwriter defendants.

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

PG&E Corporation and the Utility were the subject of criminal investigations or other actions by the Nevada County District Attorney’s Office to whom Cal Fire had referred its investigations into the McCourtney and Lobo fires. On July 23, 2019, the Nevada County District Attorney informed PG&E Corporation and the Utility of his decision not to pursue criminal charges in connection with the McCourtney and Lobo fires.

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

In addition, the Butte County District Attorney’s Office and the California Attorney General’s Office have opened a criminal investigation of the 2018 Camp fire. PG&E Corporation and the Utility have been informed by the Butte County District Attorney’s Office and the California Attorney General’s Office that a grand jury has been empaneled in Butte County, and the Utility was served with subpoenas in the grand jury investigation. The Utility has produced documents and continues to produce documents and respond to other requests for information in connection with the criminal investigation of the 2018 Camp fire, including, but not limited to, documents related to the operation and maintenance of equipment owned or operated by the Utility. The Utility has also cooperated with the Butte County District Attorney’s Office and the California Attorney General’s Office in the collection of physical evidence from equipment owned or operated by the Utility. PG&E Corporation and the Utility are unable to predict the outcome of the criminal investigation into the 2018 Camp fire. The Utility could be subject to material fines, penalties, or restitution if it is determined that the Utility failed to comply with applicable laws and regulations, as well as non-monetary remedies such as oversight requirements. The criminal investigation is not subject to the automatic stay imposed as a result of the commencement of the Chapter 11 Cases.

Additional investigations and other actions may arise out of the other 2017 Northern California wildfires and the 2018 Camp fire. The timing and outcome for resolution of the remaining referrals by Cal Fire to the appropriate county District Attorneys’ offices are uncertain.

SEC Investigation

On March 20, 2019, PG&E Corporation learned that the SEC’s San Francisco Regional Office is conducting an investigation related to PG&E Corporation’s and the Utility’s public disclosures and accounting for losses associated with the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire. PG&E Corporation and the Utility are unable to predict the timing and outcome of the investigation.

Clean-up and Repair Costs

The Utility incurred costs of $655 million for clean-up and repair of the Utility’s facilities (including $236 million in capital expenditures) through June 30, 2019, in connection with the 2018 Camp fire. The Utility also incurred costs of $334 million for clean-up and repair of the Utility’s facilities (including $161 million in capital expenditures) through June 30, 2019, in connection with the 2017 Northern California wildfires. The Utility is authorized to track and seek recovery of clean-up and repair costs through CEMA. (CEMA requests are subject to CPUC approval.) The Utility capitalizes and records as regulatory assets costs that are probable of recovery. At June 30, 2019, the CEMA regulatory asset balances related to the 2018 Camp fire and 2017 Northern California wildfires were zero and $88 million, respectively, and are included in long-term regulatory assets on the Condensed Consolidated Balance Sheets. Additionally, the capital expenditures for clean-up and repair are included in property, plant and equipment at June 30, 2019.

Should PG&E Corporation and the Utility conclude that recovery of any clean-up and repair costs included in the CEMA is no longer probable, PG&E Corporation and the Utility will record a charge in the period such conclusion is reached. Failure to obtain a substantial or full recovery of these costs could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Wildfire Assistance Fund

On May 24, 2019, the Bankruptcy Court entered an order authorizing PG&E Corporation and the Utility to establish and fund a program (the “Wildfire Assistance Fund”) to assist those displaced by the 2018 Camp fire and 2017 Northern California wildfires with the costs of substitute or temporary housing (“Alternative Living Expenses”) and other urgent needs. The Wildfire Assistance Fund is intended to aid certain wildfire claimants who are either uninsured or still in need of assistance for Alternative Living Expenses or have other urgent needs. The Wildfire Assistance Fund will consist of $105 million deposited into a segregated account to be controlled by an independent third-party administrator appointed by the Bankruptcy Court, who will disburse and administer the funds. The administrator will be responsible for developing the specific eligibility requirements and application procedures for the distribution of the Wildfire Assistance Fund to eligible claimants. Up to $5 million of the Wildfire Assistance Fund may be used to pay the costs of administering the fund. The establishment of the Wildfire Assistance Fund is not an acknowledgment or admission by PG&E Corporation or the Utility of liability with respect to the 2018 Camp fire or 2017 Northern California wildfires.

The Utility fully funded $105 million into the Wildfire Assistance Fund on August 2, 2019.

2015 Butte Fire

In September 2015, a wildfire (the “2015 Butte fire”) ignited and spread in Amador and Calaveras Counties in Northern California. On April 28, 2016, Cal Fire released its report of the investigation of the origin and cause of the 2015 Butte fire. According to Cal Fire’s report, the 2015 Butte fire burned 70,868 acres, resulted in two fatalities, destroyed 549 homes, 368 outbuildings and four commercial properties, and damaged 44 structures.  Cal Fire’s report concluded that the 2015 Butte fire was caused when a gray pine tree contacted the Utility’s electric line, which ignited portions of the tree, and determined that the failure by the Utility and/or its vegetation management contractors, ACRT Inc. and Trees, Inc., to identify certain potential hazards during its vegetation management program ultimately led to the failure of the tree.

Third-Party Claims

On May 23, 2016, individual plaintiffs filed a master complaint against the Utility and its two vegetation management contractors in the Superior Court of California, County of Sacramento.  Subrogation insurers also filed a separate master complaint on the same date.  The California Judicial Council previously had authorized the coordination of all cases in Sacramento County.  As of January 28, 2019, 95 known complaints were filed against the Utility and its two vegetation management contractors in the Superior Court of California in the Counties of Calaveras, San Francisco, Sacramento, and Amador.  The complaints involve approximately 3,900 individual plaintiffs representing approximately 2,000 households and their insurance companies.  These complaints were part of, or were in the process of being added to, the coordinated proceeding.  Plaintiffs sought to recover damages and other costs, principally based on the doctrine of inverse condemnation and negligence theory of liability.  Plaintiffs also sought punitive damages.  Several plaintiffs dismissed the Utility’s two vegetation management contractors from their complaints. The Utility does not expect the number of claimants to increase significantly in the future, because the statute of limitations for property damage and personal injury in connection with the 2015 Butte fire has expired. Further, due to the commencement of the Chapter 11 Cases, these plaintiffs have been stayed from continuing to prosecute pending litigation and from commencing new lawsuits against PG&E Corporation or the Utility on account of pre-petition obligations. On January 30, 2019, the Court in the coordinated proceeding issued an order staying the action.

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

On June 22, 2017, the Superior Court of California, County of Sacramento ruled on a motion of several plaintiffs and found that the doctrine of inverse condemnation applied to the Utility with respect to the 2015 Butte fire. The court held, among other things, that the Utility had failed to put forth any evidence to support its contention that the CPUC would not allow the Utility to pass on its inverse condemnation liability through rate increases. While the ruling was binding only between the Utility and the plaintiffs in the coordination proceeding at the time of the ruling, others could make similar claims. On January 4, 2018, the Utility filed with the court a renewed motion for a legal determination of inverse condemnation liability, citing the November 30, 2017 CPUC decision denying the San Diego Gas & Electric Company application to recover wildfire costs in excess of insurance, and the CPUC declaration that it will not automatically allow utilities to spread inverse condemnation losses through rate increases.

On May 1, 2018, the Superior Court of California, County of Sacramento issued its ruling on the Utility’s renewed motion in which the court affirmed, with minor changes, its tentative ruling dated April 25, 2018. The court determined that it was bound by earlier holdings of two appellate courts decisions, Barham and Pacific Bell. Further, the court stated that the Utility’s constitutional arguments should be made to the appellate courts and suggested that, to the extent the Utility raised the public policy implications of the November 30, 2017 CPUC decision in the San Diego Gas & Electric Company cost recovery proceeding, these arguments should be addressed to the Legislature or CPUC. The Utility filed a writ with the Court of Appeal seeking immediate review of the court’s decision. On June 18, 2018, after the writ was summarily denied, the Utility filed a Petition for Review with the California Supreme Court, which also was denied. On September 6, 2018, the court set a trial for some individual plaintiffs to begin on April 1, 2019. The Utility reached agreement with two plaintiffs in the litigation to stipulate to judgment against the Utility on inverse condemnation grounds. The court granted the Utility’s stipulated judgment motion on November 29, 2018 and the Utility filed its appeal on December 11, 2018. As a result of the filing of the Chapter 11 Cases, these lawsuits, including the trial and the appeal from the stipulated judgment, are stayed.

In addition to the coordinated plaintiffs, Cal Fire, the OES, the County of Calaveras, the Calaveras County Water District, and four smaller public entities (three fire districts and the California Department of Veterans Affairs) brought suit or indicated that they intended to do so. The Calaveras County Water District and the four smaller public entities filed their complaints in August 2018 and September 2018. They were added to the coordinated proceedings. The Utility settled the claims of the three fire protection districts and the Calaveras County Water District.

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

Further, in May 2017, the OES indicated that it intended to bring a claim against the Utility that it estimated to be approximately $190 million.  This claim would include costs incurred by the OES for tree and debris removal, infrastructure damage, erosion control, and other claims related to the 2015 Butte fire. The Utility has not received any information or documentation from the OES since its May 2017 statement. In June 2017, the Utility entered into an agreement with the OES that extended its deadline to file a claim to December 2020.

PG&E Corporation’s and the Utility’s obligations with respect to such outstanding claims are expected to be determined through the Chapter 11 process. As described in Note 2, on July 1, 2019, the Bankruptcy Court entered an order approving the Bar Date of October 21, 2019, at 5:00 p.m. (Pacific Time) for filing claims against PG&E Corporation and the Utility relating to the period prior to the Petition Date, including claims in connection with the 2015 Butte fire. The Bar Date is subject to certain exceptions, including for claims arising under section 503(b)(9) of the Bankruptcy Code, the bar date for which occurred on April 22, 2019. It is expected that numerous wildfire-related claims will be filed against PG&E Corporation and the Utility in connection with the 2015 Butte fire through the Bar Date. On July 18, 2019, PG&E Corporation and the Utility filed a motion for entry of an order establishing procedures and schedules for the estimation of PG&E Corporation’s and the Utility’s aggregate liability for certain claims arising out of the 2015 Butte fire, as further described under the heading “Motion for the Establishment of Wildfire Claims Estimation Procedures” above.

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

PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets included liabilities for 2015 Butte fire third-party claims of $226 million and $212 million as of December 31, 2018 and June 30, 2019, respectively, reflecting payments of $14 million in January 2019, prior to the Petition Date. As of June 30, 2019, the Utility has paid $888 million of the $904 million in settlements to date in connection with the 2015 Butte fire.

If the Utility records losses in connection with claims relating to the 2015 Butte fire that materially exceed the amount the Utility accrued for these liabilities, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected in the reporting periods during which additional charges are recorded.

Loss Recoveries

The Utility has liability insurance from various insurers, that provides coverage for third-party liability attributable to the 2015 Butte fire in an aggregate amount of $922 million.  The Utility records insurance recoveries when it is deemed probable that a recovery will occur and the Utility can reasonably estimate the amount or its range.  Through June 30, 2019, the Utility recorded $922 million for probable insurance recoveries in connection with losses related to the 2015 Butte fire.  While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.  In addition, the Utility has received $60 million in cumulative reimbursements from the insurance policies of its vegetation management contractors. Recoveries of additional amounts under the insurance policies of the Utility’s vegetation management contractors, including policies where the Utility is listed as an additional insured, are uncertain.

The balance for the insurance receivable is included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets and was $85 million and $50 million as of December 31, 2018 and June 30, 2019, respectively, reflecting reimbursements of $35 million during the six months ended June 30, 2019.

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

Enforcement and Litigation Matters

U.S. District Court Matters and Probation

On August 9, 2016, the jury in the federal criminal trial against the Utility in the United States District Court for the Northern District of California, in San Francisco, found the Utility guilty on one count of obstructing a federal agency proceeding and five counts of violations of pipeline integrity management regulations of the Natural Gas Pipeline Safety Act. On January 26, 2017, the court imposed a sentence on the Utility in connection with the conviction. The court sentenced the Utility to a five-year corporate probation period, oversight by the Monitor for a period of five years, with the ability to apply for early termination after three years, a fine of $3 million to be paid to the federal government, certain advertising requirements, and community service.

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

The court held a sentencing hearing on the probation violation related to reporting requirements in connection with the 2017 Honey fire on May 7, 2019. After that hearing, the court imposed two additional conditions of probation by order dated May 14, 2019: (1) requiring that PG&E’s Board of Directors, Chief Executive Officer, senior executives, the Monitor and U.S. Probation Officer visit the towns of Paradise and San Bruno “to gain a firsthand understanding of the harm inflicted on those communities;” and (2) requiring that a committee of PG&E’s Board of Directors assume responsibility for tracking progress of the 2019 Wildfire Safety Plan and the additional terms of probation regarding wildfire safety, reporting in writing to the full Board at least quarterly. The court also stated that it was not going to rule at this time on whether the court has authority to extend probation and would leave that question “in abeyance.” The court did not discuss whether the Monitor reports should be made public. Members of PG&E Corporation’s Board of Directors and senior management attended site visits to the Town of Paradise on June 7, 2019 and the City of San Bruno on July 16, 2019, which were coordinated by the U.S. Probation Officer overseeing the Utility’s probation. In addition, the Compliance and Public Policy Committee, a committee of PG&E Corporation’s Board of Directors, will be responsible for tracking the Utility’s progress against the Utility’s wildfire mitigation plan, as approved by the CPUC, and compliance with the terms of the Utility’s probation regarding wildfire safety.

On July 10, 2019, the court ordered the Utility to respond to a Wall Street Journal article titled “PG&E Knew for Years Its Lines Could Spark Wildfires, and Didn’t Fix Them” on a paragraph-by-paragraph basis, stating the extent to which each paragraph in the article is accurate.  The court also ordered the Utility to disclose all political contributions made by the Utility since January 1, 2017, and provide additional explanations regarding those contributions and dividends distributed prior to filing the Chapter 11 Cases. The Utility filed its response with the court on July 31, 2019. In the response, the Utility disagreed with the Wall Street Journal article’s suggestion that the Utility knew of the specific maintenance conditions that caused the 2018 Camp fire and nonetheless deferred work that would have addressed those conditions.

CPUC and FERC Matters

Order Instituting an Investigation into the 2017 Northern California Wildfires

On June 27, 2019, the CPUC issued an OII (the “2017 Northern California Wildfires OII”) to determine whether the Utility “violated any provision(s) of the California Public Utilities Code (PU Code), Commission General Orders (GO) or decisions, or other applicable rules or requirements pertaining to the maintenance and operation of its electric facilities that were involved in igniting fires in its service territory in 2017.”

The 2017 Northern California Wildfires OII discloses the findings of a June 13, 2019 report by the SED, which, among other things, alleges that the Utility committed 27 violations in connection with 12 of the 2017 Northern California wildfires (specifically, the Adobe, Atlas, Cascade, Norrbom, Nuns, Oakmont/Pythian, Partrick, Pocket, Point, Potter/Redwood, Sulphur and Youngs fires). As described in the OII, the 27 alleged violations include failure to maintain vegetation clearances, failure to identify and abate hazardous trees, improper record keeping, incomplete patrol prior to re-energizing a circuit, failure to retain evidence, failure to report an incident, and failure to maintain clearances between lines. No violations were identified by the SED in connection with the Cherokee, La Porte and Tubbs fires. The 37 fire was determined by the SED to not be a reportable incident. The SED report does not address the Lobo and McCourtney fires because Cal Fire referred its investigations into these fires to local law enforcement and the information contained in its investigation reports related to these fires remains confidential. On a status conference call before the assigned ALJ on July 29, 2019, the SED informed the parties that because the Nevada County District Attorney had decided not to pursue criminal charges in connection with the Lobo and McCourtney fires, the SED may add alleged violations related to those fires and the 2018 Camp fire to the OII.

The 2017 Northern California Wildfires OII requires the Utility to (i) show cause by July 29, 2019 why it should not be sanctioned for the 27 violations alleged in the SED report and (ii) submit a report by August 5, 2019, responding to information requests relating to “matters of concern that […] warrant further investigation and possible charges for violations of law.” These latter matters include the following: (i) the Utility’s vegetation management procedures and practices, (ii) the Utility’s procedures and practices regarding use of “recloser” devices in fire risk areas and during fire season, (iii) the Utility’s lack of procedures or policies for proactive de-energization of power lines during times of extreme fire danger, and (iv) the Utility’s record-keeping and other practices. The Utility is also required to take certain corrective actions and provide information regarding the qualifications of vegetation management personnel within 30 days of the issuance of the 2017 Northern California Wildfires OII. The Utility must also file an application to develop an open source, publicly available asset management system/database and mobile app, the costs of development and continued operation of which would be at shareholder expense.

The OII also indicates that the assigned commissioner shall set a prehearing conference for 45 to 60 days after the initiation of the proceeding or as soon as practicable after the CPUC makes the assignment. The assigned commissioner will also issue a scoping memo setting forth the scope of the proceeding and establishing a procedural schedule.

As required by the OII, on July 29, 2019, the Utility filed its initial response to the OII. In the initial response, the Utility indicated that it intends to fully cooperate with the CPUC but also stated that it disagreed with certain of the alleged violations set forth in the OII. The Utility also filed a Corrective Actions Report and an Application to Develop a Mobile Application and Supporting Systems, both as required by the OII. Also as required by the OII, on August 5, 2019, the Utility submitted a report to respond to the information requests contained in the OII, as explained above.

Based on the information currently available, PG&E Corporation and the Utility believe it is probable that the CPUC will impose penalties, including fines or other remedies, on the Utility.  The Utility is unable to reasonably estimate the amount or range of future charges that could be incurred given the CPUC’s wide discretion and the number of factors that can be considered in determining penalties.  The Utility is unable to predict the timing and outcome of this proceeding. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility were required to pay a material amount of penalties or if the Utility were required to incur a material amount of costs that it cannot recover through rates.

This proceeding is not subject to the automatic stay imposed as a result of the commencement of the Chapter 11 Cases; however, collection efforts in connection with fines or penalties arising out of this proceeding are stayed.

Order Instituting an Investigation and Order to Show Cause into the Utility’s Locate and Mark practices

On December 14, 2018, the CPUC issued an order instituting investigation and order to show cause (the “OII”) to assess the Utility’s practices and procedures related to the locating and marking of natural gas facilities. The OII directs the Utility to show cause as to why the CPUC should not find violations in this matter, and why the CPUC should not impose penalties, and/or any other forms of relief, if any violations are found. The Utility also is directed in the OII to provide a report on specific matters, including that it is conducting locate and mark programs in a safe manner.

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

On March 14, 2019, as directed by the CPUC, the Utility submitted a report that addressed the SED report and responded to the order to show cause.  A prehearing conference was held on April 4, 2019, to establish scope and a procedural schedule.  The assigned Commissioner and ALJ encouraged the SED and the Utility to reach a partial stipulation in order to streamline the proceeding.  On April 24, 2019, the Utility provided notice of a settlement conference and the parties have continued settlement discussions.  On May 7, 2019, the assigned Commissioner issued a scoping memo and ruling that included within the proceedings, in addition to the issues identified in the OII relating to the Utility’s locate and mark procedures, issues relating to the Utility’s use of “qualified electrical workers” for locating and marking underground infrastructure. On July 24, 2019, the SED submitted its opening testimony to the CPUC.  A status conference with the ALJ was held on July 30, 2019. The parties continue settlement discussions. In accordance with the current procedural schedule issued by the ALJ on June 27, 2019, intervenor testimony is due August 16, 2019, and the Utility’s reply testimony is due September 18, 2019.  The SED’s rebuttal testimony is due October 4, 2019.  Evidentiary hearings are scheduled for October 21 to 25, 2019.

Based on the information available to PG&E Corporation and the Utility as of the date of this filing, PG&E Corporation and the Utility believe it is probable that the Utility will incur penalties, including fines or other remedies. Accordingly, PG&E Corporation and the Utility recorded a charge during the quarter ended June 30, 2019 for an amount that is not material, which corresponds to the lower end of the range of PG&E Corporation's and the Utility's reasonably estimated losses and is subject to change based on additional information.  PG&E Corporation and the Utility are unable to determine a better estimate within such range given the CPUC’s wide discretion and the number of factors that can be considered in determining penalties.  The Utility is unable to predict the timing and outcome of this proceeding. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility were required to pay a material amount of penalties or if the Utility were required to incur a material amount of costs that it cannot recover through rates.

This proceeding is not subject to the automatic stay imposed as a result of the commencement of the Chapter 11 Cases; however, collection efforts in connection with fines or penalties arising out of this proceeding are stayed.

For more information about this proceeding, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.

Order Instituting an Investigation into Compliance with Ex Parte Communication Rules

On April 26, 2018, the CPUC approved the revised PD issued on April 3, 2018, adopting the settlement agreement jointly submitted to the CPUC on March 28, 2017, as modified (the “settlement agreement”) by the Utility, the Cities of San Bruno and San Carlos, PAO (formerly known as the Office of Ratepayer Advocates or ORA), the SED, and TURN.

The decision resulted in a total penalty of $97.5 million comprised of: (1) a $12 million payment to the California General Fund, (2) forgoing collection of $63.5 million of GT&S revenue requirements for the years 2018 ($31.75 million) and 2019 ($31.75 million), (3) a $10 million one-time revenue requirement adjustment to be amortized in equivalent annual amounts over the Utility’s next GRC cycle (i.e., the 2020 GRC), and (4) compensation payments to the Cities of San Bruno and San Carlos in a total amount of $12 million ($6 million to each city).  In addition, the settlement agreement provides for certain non-financial remedies, including enhanced noticing obligations between the Utility and CPUC decision-makers, as well as certification of employee training on the CPUC ex parte communication rules.  Under the terms of the settlement agreement, customers will bear no costs associated with the financial remedies set forth above.

As a result of the CPUC’s April 26, 2018 decision, on May 17, 2018, the Utility made a $12 million payment to the California General Fund and $6 million payments to each of the Cities of San Bruno and San Carlos. At June 30, 2019, PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets include an $16 million accrual for a portion of the 2019 GT&S revenue requirement reduction. In accordance with accounting rules, adjustments related to revenue requirements are recorded in the periods in which they are incurred.

The CPUC also ordered a second phase in this proceeding to determine if any of the additional communications that the Utility reported to the CPUC on September 21, 2017, violate the CPUC ex parte rules. On June 28, 2019, the Cities of San Bruno and San Carlos, PAO, the SED, TURN, and the Utility filed a joint motion with the CPUC seeking approval of a comprehensive settlement agreement that addresses all issues in the second phase of this proceeding. The settlement agreement proposed that the Utility pay a total penalty of $10 million comprised of: (1) a $2 million payment to the California General Fund, (2) forgoing collection of $5 million in revenue requirements during the term of its 2019 GT&S rate case, (3) forgoing collection of $1 million in revenue requirement during the term of its 2020 GRC cycle, and (4) compensation payments to the Cities of San Bruno and San Carlos in a total amount of $2 million ($1 million to each city). According to the terms of the settlement, these payments and forgone collection would not take place until a plan of reorganization is approved in the Chapter 11 Cases. In accordance with accounting rules, adjustments related to forgone collections would be recorded in the periods in which they are incurred.

At June 30, 2019, PG&E Corporation’s and the Utility’s Consolidated Balance Sheets include a $4 million accrual for the amounts payable to the California General Fund and the Cities of San Bruno and San Carlos. The Utility is unable to predict whether the CPUC will approve the settlement.

For more information about this proceeding, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.

Transmission Owner Rate Case Revenue Subject to Refund

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect in rates in the TO rate case. The FERC typically authorizes the Utility to charge new rates based on the requested revenue requirement, subject to refund, before the FERC has issued a final decision. The Utility bills and records revenue based on the amounts requested in its rate case filing and records a reserve for its estimate of the amounts that are probable of refund. Rates subject to refund went into effect on March 1, 2017, and March 1, 2018, for TO18 and TO19, respectively. Rates subject to refund for TO20 went into effect on May 1, 2019.

On October 1, 2018, the ALJ issued an initial decision in the TO18 rate case and the Utility filed initial briefs on October 31, 2018, in response to the ALJ’s recommendations. The Utility expects the FERC to issue a decision in the TO18 rate case by late-2019, however, that decision will likely be the subject of requests for rehearing and appeal.

On September 21, 2018, the Utility filed an all-party settlement with FERC, which was approved by FERC on December 20, 2018, in connection with TO19. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon issuance of a final unappealable decision in TO18.

On November 30, 2018, the FERC issued an order accepting the Utility’s October 2018 filing of its TO20 formula rate case, subject to hearings and refund, and established May 1, 2019, as the effective date for rate changes.  FERC also ordered that the hearings will be held in abeyance pending settlement discussions among the parties.

The Utility is unable to predict the timing or outcome of FERC’s decisions in the TO18 and TO19 proceedings or the timing or outcome of the TO20 proceeding.

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

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is comprised of the following:

	Balance at
(in millions)	June 30, 2019	December 31, 2018
Topock natural gas compressor station	$346	$369
Hinkley natural gas compressor station	142	146
Former manufactured gas plant sites owned by the Utility or third parties (1)	580	520
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	112	111
Fossil fuel-fired generation facilities and sites (3)	125	137
Total environmental remediation liability	$1,305	$1,283

(1) Primarily driven by the following sites: Vallejo, San Francisco East Harbor, Napa, Beach Street, San Francisco North Beach, and San Rafael MGP-Bio Marin MGP.
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

The Utility’s environmental remediation liability at June 30, 2019, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans and the Utility’s time frame for remediation.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. At June 30, 2019, the Utility expected to recover $960 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $302 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSM, where 90% of the costs are recovered in rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is currently conducting a background study on the site to better define the chromium plume boundaries. A draft background study report is expected to be issued in 2019 and finalized in 2020. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $139 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has undertaken a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $528 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $98 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. The Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $86 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Insurance

Wildfire Insurance

In 2018, PG&E Corporation and the Utility renewed their liability insurance coverage for wildfire events in an aggregate amount of approximately $1.4 billion for the period from August 1, 2018 through July 31, 2019, comprised of $700 million for general wildfire liability in policies covering wildfire and non-wildfire events (subject to an initial self-insured retention of $10 million per occurrence), and $700 million for wildfire property damages only, which included approximately $200 million of coverage through the use of a catastrophe bond. For the period from August 1, 2019 through July 31, 2020, PG&E Corporation and the Utility have secured approximately $430 million for general wildfire liability (subject to an initial self-insured retention of $10 million per occurrence). PG&E Corporation and the Utility continue to pursue additional insurance coverage for the period from August 1, 2019 through July 30, 2020. Various coverage limitations applicable to different insurance layers could result in uninsured costs in the future depending on the amount and type of damages resulting from covered events.

PG&E Corporation’s and the Utility’s cost of obtaining the wildfire and non-wildfire insurance coverage in place for the period of August 1, 2019 through July 31, 2020 (consisting of the $430 million general wildfire liability coverage described above and $520 million for non-wildfire general liability) is approximately $190 million, compared to the approximately $50 million that the Utility is currently recovering through rates through December 31, 2019. The Utility intends to seek recovery for the full amount of premium costs paid in excess of the amount the Utility currently is recovering from customers through the end of the current GRC period, which ends on December 31, 2019.

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur.  Through June 30, 2019, PG&E Corporation and the Utility recorded $1.38 billion for probable insurance recoveries in connection with the 2018 Camp fire and $842 million for probable insurance recoveries in connection with the 2017 Northern California wildfires. These amounts reflect an assumption that the cause of each fire is deemed to be a separate occurrence under the insurance policies. The amount of the receivable is subject to change based on additional information. PG&E Corporation and the Utility intend to seek full recovery for all insured losses and believe it is reasonably possible that they will record a receivable for the full amount of the insurance limits in the future.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and European Mutual Association for Nuclear Insurance, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, as of the policy renewal on April 1, 2020, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $41 million.  If European Mutual Association for Nuclear Insurance losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $5 million, as of the policy renewal on April 1, 2020. For more information about the Utility’s nuclear insurance coverage, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.

Tax Matters

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months due to the resolution of audits.  As of June 30, 2019, it is reasonably possible that unrecognized tax benefits will decrease by approximately $10 million within the next 12 months.  PG&E Corporation and the Utility believe that the majority of the decrease will not impact net income.

PG&E Corporation does not believe that the Chapter 11 Cases resulted in loss of or limitation on the utilization of any of the tax carryforwards. PG&E Corporation will continue to monitor the status of tax carryforwards during the pendency of the Chapter 11 Cases.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments.  At December 31, 2018, the Utility had undiscounted future expected obligations of approximately $40 billion. (See Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2018 Form 10-K.) The Utility has not entered into any new material commitments during the six months ended June 30, 2019.

NOTE 12: SUBSEQUENT EVENTS

On July 12, 2019, the California Governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Eligible claims are claims for third party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any calendar year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054.

Each of California’s large investor-owned electric utility companies that are not currently subject to Chapter 11 (Southern California Edison and San Diego Gas & Electric Company) has elected to participate in the Wildfire Fund to be established under AB 1054. On July 23, 2019, the Utility notified the CPUC of its intent to participate in the Wildfire Fund (which participation is subject to the conditions set forth in AB 1054, including those conditions outlined below).

The Wildfire Fund to be established under AB 1054 will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment. Electric utility companies that draw from the fund will only be required to repay amounts that are determined by the CPUC in an application for cost recovery not to be just and reasonable, subject to a rolling three-year disallowance cap equal to 20% of the electric utility company’s transmission and distribution equity rate base. For the Utility, this disallowance cap is expected to be approximately $2.3 billion for the three-year period starting in 2019, subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable will not need to be repaid to the fund, resulting in a draw-down of the fund.

The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the Department of Water Resources charge to ratepayers, (ii) $7.5 billion in initial contributions from California’s three investor-owned electric utility companies and (iii) $300 million in annual contributions paid by California’s three investor-owned electric utility companies. The contributions from the investor-owned electric utility companies will be effectively borne by their respective shareholders, as they will not be permitted to recover these costs from ratepayers. The costs of the initial and annual contributions are allocated among the three investor-owned electric utility companies pursuant to a “Wildfire Fund allocation metric” set forth in AB 1054 based on land area in the applicable utility’s service territory classified as high fire threat districts and adjusted to account for risk mitigation efforts. The Utility’s initial Wildfire Fund allocation metric is expected to be 64.2% (representing an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million). In addition, all initial and annual contributions will be excluded from the measurement of the Utility’s authorized capital structure.

AB 1054 provides that the Wildfire Fund will be established when Southern California Edison and San Diego Gas & Electric Company provide their initial contributions.

In order to participate in the Wildfire Fund, within 60 days of the effective date of AB 1054, the Utility must obtain the Bankruptcy Court’s approval of the Utility’s election to pay the initial and annual Wildfire Fund contributions upon emergence from Chapter 11. The Utility would then be required to pay its share of the initial contribution to the Wildfire Fund upon emergence from Chapter 11, and meet certain eligibility requirements listed below, in order to participate in the Wildfire Fund. In such event (assuming the Utility satisfies the eligibility and other requirements set forth in AB 1054), the Wildfire Fund will be available to the Utility to pay for eligible claims arising between the effective date of AB 1054 and the Utility’s emergence from Chapter 11, subject to a limit of 40% of the amount of such claims. The balance of any such claims would need to be addressed through the Chapter 11 Cases. There are several additional eligibility requirements for the Utility, including that by June 30, 2020, the following conditions are satisfied:

•	the Utility’s Chapter 11 Case has been resolved pursuant to a plan of reorganization or similar document not subject to a stay;

•
the Bankruptcy Court has determined that the resolution of the Utility’s Chapter 11 Case provides funding or otherwise provides for the satisfaction of any pre-petition wildfire claims asserted against the Utility in the Chapter 11 Case, in the amounts agreed upon in any settlement agreements, authorized by the Bankruptcy Court through an estimation process or otherwise allowed by the Bankruptcy Court;

•
the CPUC has approved the Utility’s plan of reorganization and other documents resolving its Chapter 11 Case, including the Utility’s resulting governance structure as being acceptable in light of the Utility’s safety history, criminal probation, recent financial condition and other factors deemed relevant by the CPUC;

•
the CPUC has determined that the Utility’s plan of reorganization and other documents resolving its Chapter 11 Case are (i) consistent with California’s climate goals as required pursuant to the California Renewables Portfolio Standard Program and related procurement requirements and (ii) neutral, on average, to the Utility’s ratepayers; and

•
the CPUC has determined that the Utility’s plan of reorganization and other documents resolving its Chapter 11 Case recognize the contributions of ratepayers, if any, and compensate them accordingly through mechanisms approved by the CPUC, which may include sharing of value appreciation.

On August 7, 2019, PG&E Corporation and the Utility submitted a motion with the Bankruptcy Court for the entry of an order authorizing PG&E Corporation and the Utility to participate in the Wildfire Fund and to make any initial and annual contributions to the Wildfire Fund upon emergence from Chapter 11. The motion is expected to be heard on August 28, 2019, and objections and other responses are due August 21, 2019.

If the Utility satisfies the requirements to participate in the Wildfire Fund, the Utility will be required to fund its initial contribution upon its emergence from Chapter 11.  The Utility’s required contributions to the Wildfire Fund will be substantial.  Participation in the Wildfire Fund is expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.  The Utility is currently evaluating the accounting and tax treatment of the required initial and annual contributions.  The timing and amount of any potential charges associated with shareholder contributions would also depend on various factors, including the final determination of an allocation of contributions among the Utility and California’s other large electric utility companies (San Diego Gas & Electric Company and Southern California Edison Company) and the timing of resolution of the Chapter 11 Cases.  The Utility is currently developing a Chapter 11 plan of reorganization that would provide for the financing of such required contributions, but there can be no assurance that PG&E Corporation and the Utility will successfully develop, consummate or implement any such plan, which will ultimately require Bankruptcy Court, creditor and regulatory approval.  Further, there can be no assurance that the expected benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs.

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

For more information about the Chapter 11 Cases, see “Item 1A. Risk Factors – Risks Related to Chapter 11 Proceedings and Liquidity” and “Item 7. MD&A – Chapter 11 Proceedings” in the 2018 Form 10-K and Notes 2 and 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Summary of Changes in Net Income and Earnings per Share

PG&E Corporation’s net loss was $2,553 million and $2,420 million in the three and six months ended June 30, 2019, respectively, compared to net losses of $984 million and $542 million in the same periods in 2018. PG&E Corporation recognized charges of $1.9 billion and $2.0 billion, net of probable insurance recoveries, associated with the 2018 Camp fire and the 2017 Northern California wildfires, respectively, for the three and six months ended June 30, 2019, compared to charges of $2.1 billion, net of probable insurance recoveries, associated with the 2017 Northern California wildfires during the same periods in 2018.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•
The Outcome of the Chapter 11 Cases. For the duration of the Chapter 11 Cases, PG&E Corporation’s and the Utility’s business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect the Utility’s relationships with suppliers and employees which, in turn, could adversely affect the value of the business and assets of PG&E Corporation and the Utility. PG&E Corporation and the Utility also expect to incur increased legal and other professional costs associated with the Chapter 11 Cases and the reorganization. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on their business or various creditors, or whether or when PG&E Corporation and the Utility will emerge from bankruptcy. PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity and cash flows depend upon confirming, and successfully implementing, on a timely basis, a plan of reorganization. Although PG&E Corporation and the Utility have currently retained the exclusive rights to file a plan of reorganization until September 26, 2019 and to solicit acceptances thereof until November 26, 2019, the Ad Hoc Noteholder Committee and the Ad Hoc Subrogation Group have submitted motions to the Bankruptcy Court for the entry of orders terminating these exclusive rights. If these rights are terminated, there could be a material effect on PG&E Corporation’s and the Utility’s ability to achieve confirmation of a plan of reorganization that would enable PG&E Corporation and the Utility to reach their stated goals.

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

•
The Impact of the 2018 Camp Fire and the 2017 Northern California Wildfires.  PG&E Corporation and the Utility face several uncertainties in connection with the 2018 Camp fire and 2017 Northern California wildfires, related to:

◦
the amount of possible loss related to third-party claims (as of June 30, 2019, the Utility recorded total charges of $18 billion, which reflects the low end of the range of reasonably estimated losses and is subject to change based on additional information), which aggregate possible losses, if the Utility were found liable for certain or all of the costs, expenses and other losses in connection with the 2018 Camp fire and 2017 Northern California wildfires (other than potential punitive damages, fines and penalties or damages related to future claims), could exceed $30 billion; any punitive damages, fines and penalties or damages related to future claims could be material;

◦
whether, in light of the CPUC July 8, 2019 final decision in the Customer Harm Threshold OIR that excludes companies in Chapter 11 from accessing the Customer Harm Threshold, the Utility will be able to obtain a substantial recovery of costs related to the 2017 Northern California wildfires;

◦	the impact of investigations, including criminal, regulatory, and SEC investigations;

◦	the outcome of the 2017 Northern California Wildfires OII, and any fines or penalties that could result therefrom;

◦
fines or penalties, which could be material, if any regulatory or law enforcement agency were to bring an enforcement action, including a criminal proceeding, and determined that the Utility had failed to comply with applicable laws and regulations;

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

◦	the recoverability of the above-mentioned costs, even if a court decision imposes liability under the doctrine of inverse condemnation;

◦
the ability of PG&E Corporation and the Utility to finance costs, expenses and other possible losses in respect of claims related to the 2018 Camp fire and the 2017 Northern California wildfires, through securitization mechanisms or otherwise, which potential financings are not addressed by AB 1054 as it only applies to future wildfires;

◦
the amount and recoverability of enhanced and accelerated inspection costs of the Utility’s electric transmission and distribution assets (the Utility incurred costs of $275 million and $485 million for enhanced and accelerated inspection and repair costs for the three and six months ended June 30, 2019, respectively); and

◦	the amount and recoverability of clean-up and repair costs (the Utility incurred costs of $989 million for clean-up and repair of the Utility’s facilities through June 30, 2019).

(See Notes 4 and 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Item 1A. Risk Factors in Part II.)

•
The Uncertainties in Connection with Any Future Wildfires, Wildfire Insurance, and AB 1054. While PG&E Corporation and the Utility cannot predict the occurrence, timing or extent of damages in connection with future wildfires, factors such as environmental conditions (including weather and vegetation conditions) and the efficacy of wildfire risk mitigation initiatives are expected to influence the frequency and severity of future wildfires. Although the financial impact of future wildfires could be mitigated through insurance, the Utility may not be able to obtain sufficient wildfire insurance coverage at a reasonable cost, or at all, and any such coverage may include limitations that could result in substantial uninsured loses depending on the amount and type of damages resulting from covered events. In addition, the policy reforms contemplated by AB 1054 are likely to affect the financial impact of future wildfires on PG&E Corporation and the Utility should any such wildfires occur. The Wildfire Fund would be available to the Utility to pay eligible claims for liabilities arising from future wildfires and would serve as an alternative to traditional insurance products, provided that the Utility satisfies the numerous conditions to the Utility’s participation in the Wildfire Fund set forth in AB 1054.

However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s eligibility to access relief under the Wildfire Fund (which is dependent on, among other things, PG&E Corporation and the Utility emerging from Chapter 11 by June 30, 2020 and making the initial contribution thereto), the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. The Utility may not be able to finance its required contributions to the Wildfire Fund, which consist of an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million. Finally, even if the Utility satisfies the eligibility and other requirements set forth in AB 1054, for eligible claims against the Utility arising between July 12, 2019 and the Utility’s emergence from Chapter 11, the availability of the Wildfire Fund to pay such claims will be capped at 40% of the amount of such claims.

•
The Outcome of Other Enforcement, Litigation, and Regulatory Matters. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation (to the extent not stayed as a result of the Chapter 11 Cases), and regulatory matters, including those described above as well as the outcome of the Locate and Mark OII, the outcome of the Safety Culture OII, the outcome of phase two of the ex parte OII, the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction, including the oversight of the Utility’s probation and the potential recommendations by the Monitor, and potential penalties in connection with the Utility’s safety and other self-reports. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•
The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its 2019 GT&S rate case, 2020 GRC, FERC TO18, TO19, and TO20 rate cases, 2020 cost of capital proceeding, and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, FHPMA, WPMA, and FRMMA that are incurred in connection with the Utility's 2019 Wildfire Safety Plan, the amount of which is substantial and is expected to increase.  The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors.  (See Notes 4 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.)

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

RESULTS OF OPERATIONS

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Consolidated Total	$(2,553)	$(984)	$(2,420)	$(542)
PG&E Corporation	1	(4)	4	(11)
Utility	$(2,554)	$(980)	$(2,424)	$(531)

PG&E Corporation’s net income (loss) primarily consists of income taxes, interest income on cash held, and interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as the payment of pension costs) and the corresponding revenues the Utility is authorized to collect to recover such costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$1,872	$1,074	$2,946	$1,979	$1,333	$3,312
Natural gas operating revenues	792	205	997	752	170	922
Total operating revenues	2,664	1,279	3,943	2,731	1,503	4,234
Cost of electricity	—	837	837	—	963	963
Cost of natural gas	—	108	108	—	79	79
Operating and maintenance	1,562	378	1,940	1,244	542	1,786
Wildfire-related claims, net of insurance recoveries	3,900	—	3,900	2,125	—	2,125
Depreciation, amortization, and decommissioning	796	—	796	746	—	746
Total operating expenses	6,258	1,323	7,581	4,115	1,584	5,699
Operating loss	(3,594)	(44)	(3,638)	(1,384)	(81)	(1,465)
Interest income	22	—	22	11	—	11
Interest expense	(60)	—	(60)	(222)	—	(222)
Other income, net	20	44	64	27	81	108
Reorganization items	(57)	—	(57)	—	—	—
Loss before income taxes	$(3,669)	$—	$(3,669)	$(1,568)	$—	$(1,568)
Income tax benefit (1)			(1,119)			(592)
Net loss			(2,550)			(976)
Preferred stock dividend requirement			4			4
Loss Attributable to Common Stock			$(2,554)			$(980)

(1) This item impacted earnings for the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$3,786	$1,952	$5,738	$3,915	$2,348	$6,263
Natural gas operating revenues	1,586	630	2,216	1,490	537	2,027
Total operating revenues	5,372	2,582	7,954	5,405	2,885	8,290
Cost of electricity	—	1,436	1,436	—	1,782	1,782
Cost of natural gas	—	447	447	—	368	368
Operating and maintenance	3,256	788	4,044	2,494	896	3,390
Wildfire-related claims, net of insurance recoveries	3,900	—	3,900	2,118	—	2,118
Depreciation, amortization, and decommissioning	1,593	—	1,593	1,498	—	1,498
Total operating expenses	8,749	2,671	11,420	6,110	3,046	9,156
Operating loss	(3,377)	(89)	(3,466)	(705)	(161)	(866)
Interest income	43	—	43	20	—	20
Interest expense	(161)	—	(161)	(439)	—	(439)
Other income, net	41	89	130	56	161	217
Reorganization items	(168)	—	(168)	—	—	—
Loss before income taxes	$(3,622)	$—	$(3,622)	$(1,068)	$—	$(1,068)
Income tax benefit (1)			(1,205)			(544)
Net loss			(2,417)			(524)
Preferred stock dividend requirement			7			7
Loss Attributable to Common Stock			$(2,424)			$(531)

(1) This item impacted earnings for the six months ended June 30, 2019 and 2018.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2019 and 2018, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings decreased by $67 million, or 2%, and $33 million, or 1% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the regulatory treatment of interest on pre-petition debt and other impacts of the Chapter 11 Cases.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $318 million, or 26%, in the three months ended June 30, 2019, compared to the same period in 2018, primarily due to $275 million related to enhanced and accelerated inspections and repairs of transmission and distribution assets and $71 million for clean-up and repair costs relating to the 2018 Camp fire, with no similar charges in the same period in 2018.

The Utility’s operating and maintenance expenses that impacted earnings increased by $762 million, or 31%, in the six months ended June 30, 2019, compared to the same period in 2018, primarily due to $485 million related to enhanced and accelerated inspections and repairs of transmission and distribution assets and $250 million for clean-up and repair costs relating to the 2018 Camp fire, with no similar charges in the same period in 2018. Additionally, the Utility recorded $40 million in clean-up and repair costs relating to the 2017 Northern California wildfires in the six months ended June 30, 2018, with no similar charges in the same period in 2019.

Wildfire-related claims, net of insurance recoveries

Costs related to wildfires that impacted earnings increased by $1,775 million, or 84%, and $1,782 million, or 84%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The Utility recognized pre-tax charges of $1.9 billion and $2.0 billion associated with the 2018 Camp fire and 2017 Northern California wildfires, respectively, for the three and six months ended June 30, 2019, as compared to pre-tax charges of $2.5 billion, offset by probable insurance recoveries of $375 million, associated with the 2017 Northern California wildfires during the same periods in 2018.

(See “Item 1A. Risk Factors” in the 2018 Form 10-K and Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $50 million, or 7%, and $95 million, or 6%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to capital additions.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings decreased by $162 million, or 73%, and $278 million, or 63% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the cessation of interest accruals on outstanding pre-petition debt beginning January 29, 2019 in connection with the Chapter 11 Cases.

Other Income, Net

There were no material changes to other income, net, that impacted earnings for the periods presented.

Reorganization items, net

Reorganization items, net increased by $57 million and $168 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, due to $75 million and $195 million, respectively, of expenses directly associated with the Utility’s Chapter 11 filing in the three and six months ended June 30, 2019, partially offset by interest income of $18 million and $27 million, respectively.

(See “Item 1A. Risk Factors” in the 2018 Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Income Tax Provision

Income tax benefits increased by $527 million and $661 million in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increases in income tax benefits were primarily the result of higher pretax losses in the three and six months ended June 30, 2019, compared to the same period in 2018.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	7.4%	8.6%	7.7%	11.5%
Effect of regulatory treatment of fixed asset differences (2)	2.3%	6.2%	4.6%	16.8%
Tax credits	0.1%	0.2%	0.2%	0.6%
Other, net	(0.3)%	1.9%	(0.2)%	1.1%
Effective tax rate	30.5%	37.9%	33.3%	51.0%

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

Cost of Electricity

The Utility’s cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), transmission, fuel used in its own generation facilities, fuel supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  The costs also include net sales (Utility owned generation and third parties) in the CAISO electricity markets. (See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)  The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost-effectiveness of each source of electricity.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Cost of purchased power, net (1)	$796	$919	$1,295	$1,672
Fuel used in generation facilities	41	44	141	110
Total cost of electricity	$837	$963	$1,436	$1,782

(1) Cost of purchased power, net decreased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to lower Utility electric customer demand, driven by customer departures to CCAs and DA providers, and by higher net sales in the CAISO electricity markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Cost of natural gas sold	$82	$53	$391	$310
Transportation cost of natural gas sold	26	26	56	58
Total cost of natural gas	$108	$79	$447	$368

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

LIQUIDITY AND FINANCIAL RESOURCES

Overview

On the Petition Date, PG&E Corporation and the Utility filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. In connection with the Chapter 11 Cases, PG&E Corporation and the Utility entered into the DIP Credit Agreement. The DIP Credit Agreement provides for $5.5 billion in senior secured superpriority debtor in possession credit facilities in the form of (i) a revolving credit facility in an aggregate amount of $3.5 billion (the “DIP Revolving Facility”), including a $1.5 billion letter of credit subfacility, (ii) a term loan facility in an aggregate principal amount of $1.5 billion (the “DIP Initial Term Loan Facility”) and (iii) a delayed draw term loan facility in an aggregate principal amount of $500 million (the “DIP Delayed Draw Term Loan Facility,” together with the DIP Revolving Facility and the DIP Initial Term Loan Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein. On March 27, 2019, the Bankruptcy Court approved the DIP Facilities on a final basis, authorizing the Utility to borrow up to the full amount of the DIP Revolving Facility (including the full amount of the $1.5 billion letter of credit subfacility), the DIP Initial Term Loan Facility and the DIP Delayed Draw Term Loan Facility, in each case subject to the terms and conditions of the DIP Credit Agreement. (For more information on the DIP Credit Agreement, see “DIP Credit Agreement” below and Note 5 of the Notes to the Consolidated Financial Statements in Item 1.)

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

During 2018 and January 2019, PG&E Corporation’s and the Utility’s credit ratings were subject to multiple downgrades by Fitch, S&P and Moody’s including to ratings below investment grade and ultimately to “D” or low “C” ratings. In the first quarter of 2019, Moody’s and Fitch withdrew each of their credit ratings for PG&E Corporation and the Utility as a result of the Chapter 11 Cases. As a result of PG&E Corporation’s and the Utility’s credit ratings ceasing to be rated at investment grade, the Utility has been required to post additional collateral under its commodity purchase agreements and certain other obligations, and has been exposed to significant constraints on its customary trade credit. In addition, PG&E Corporation and the Utility may be required to post additional collateral in respect of certain other obligations, including workers’ compensation and environmental remediation obligations. (See Notes 8 and 11 of the Notes to the Consolidated Financial Statements in Item 1.)

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

DIP Credit Agreement

On February 1, 2019, the Utility borrowed $350 million under the DIP Revolving Facility. On April 3, 2019, the Utility borrowed $1.5 billion under the DIP Initial Term Loan Facility and received the proceeds of such borrowing, net of original issue discount and repayment of the $350 million in outstanding borrowings under the DIP Revolving Facility. The DIP Initial Term Loan Facility matures on December 31, 2020 (subject to an extension option described further below) and bears interest at a spread of 225 basis points over LIBOR.

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

As of August 7, 2019, the Utility had outstanding borrowings of $1.5 billion under the DIP Initial Term Loan Facility, no outstanding borrowings under the DIP Delayed Draw Term Loan Facility or the DIP Revolving Facility and $537 million in face amount of letters of credit outstanding under the DIP Revolving Facility. As of August 7, 2019, there were undrawn commitments of $500 million and $3.0 billion on the DIP Delayed Draw Term Loan Facility and the DIP Revolving Facility, respectively. Pursuant to the terms of the DIP Credit Agreement, until such time as the DIP Delayed Draw Term Loan Facility has been drawn in full, or the commitments in respect thereof have terminated or expired, further borrowings under the DIP Revolving Facility are not permitted.

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
Equity Financings

There were no issuances under the PG&E Corporation February 2017 equity distribution agreement for the six months ended June 30, 2019.

During the six months ended June 30, 2019, PG&E Corporation issued 8.3 million shares for cash proceeds of $85.2 million under the PG&E Corporation 401(k) plan. The proceeds from these sales were used for general corporate purposes. Beginning January 1, 2019, PG&E Corporation’s matching contributions under its 401(k) plan are deposited in cash. Beginning in March 2019, at PG&E Corporation’s directive, the 401(k) plan trustee began purchasing new shares in the PCG common stock fund on the open market rather than from PG&E Corporation.

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

Utility Cash Flows

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$2,776	$2,722
Net cash used in investing activities	(2,434)	(2,895)
Net cash provided by financing activities	1,399	210
Net change in cash, cash equivalents and restricted cash	$1,741	$37

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the six months ended June 30, 2019, net cash provided by operating activities increased by $54 million compared to the same period in 2018.  This increase was due to a reduction in interest paid of $368 million, offset by an increase in amounts paid for reorganization items, and enhanced and accelerated inspections and repairs of transmission and distribution assets in 2019, with no similar payments in 2018.

The Utility will continue to operate its business as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Future cash flow from operating activities will be affected by various ongoing activities, including:

•
the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Enforcement and Litigation Matters” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part II, Item 1. Legal Proceedings for more information);

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

Investing Activities

Net cash used in investing activities decreased by $461 million during the six months ended June 30, 2019 as compared to the same period in 2018. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

The Utility’s capital expenditures were approximately $6.5 billion in 2018. Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur approximately $7.1 billion in capital expenditures in 2019, and $7 billion in 2020.

Financing Activities

Net cash provided by financing activities increased by $1.2 billion during the six months ended June 30, 2019 as compared to the same period in 2018.  This increase was primarily due to $1.5 billion of borrowings under the DIP Initial Term Loan Facility in 2019.

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

Application for a Waiver of the Capital Structure Condition

The CPUC’s capital structure decisions require the Utility to maintain a 52% equity ratio on average over the period that the authorized capital structure is in place, and to file an application for a waiver to the capital structure condition if an adverse financial event reduces its equity ratio by 1% or more.  The CPUC’s decisions state that the Utility shall not be considered in violation of these conditions during the period the waiver application is pending resolution.  Due to the net charges recorded in connection with the 2018 Camp fire and the 2017 Northern California wildfires as of December 31, 2018, the Utility submitted to the CPUC an application for a waiver of the capital structure condition on February 28, 2019.  The waiver is subject to CPUC approval.  On April 30, 2019, the CPUC held a prehearing conference, and on May 29, 2019, the CPUC issued a scoping memo and ruling on issues for briefing.  On July 15, 2019, the ALJ approved briefing dates in August and September of 2019.  No evidentiary hearings are scheduled.  The Utility is unable to predict the timing and outcome of its waiver application.

2020 Cost of Capital Proceeding

On April 22, 2019, the Utility filed an application with the CPUC, requesting that the CPUC authorize the Utility's capital structure and rates of return for its electric generation, electric and natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2020.  In its application, the Utility requested that the CPUC approve the Utility’s proposed capital structure (i.e., the relative weightings of common equity, preferred equity, and debt), as well as the proposed return on equity, proposed cost of preferred stock, and proposed cost of debt. The Utility requested a 16% rate of return on equity for 2020, which reflected, among other things, the wildfire-related challenges that the Utility was facing.  The Utility also proposed to amend its cost of capital application with an updated cost of capital if the CPUC or the California legislature implemented actions to materially reduce the challenges that investor-owned utilities face in California in connection with the extreme wildfire risk.

AB 1054, enacted on July 12, 2019, provides for the establishment of the Wildfire Fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. On July 23, 2019, the Utility notified the CPUC of its election to participate in the Wildfire Fund. The Utility’s participation in the Wildfire Fund is subject to the conditions and limitations set forth in AB 1054 and approval by the Bankruptcy Court.

As a result of the expected effects of AB 1054 on the Utility’s wildfire-related risk profile, on August 1, 2019, in a supplemental cost of capital testimony, the Utility proposed to revise its rate of return on equity to 12%.

The following table compares the revenue requirement amounts currently authorized in the Utility’s 2015 GT&S rate case and the 2017 GRC, with those requested in the Utility’s 2020 cost of capital application, as updated by the Utility’s August 1, 2019 testimony to reflect a revised rate of return on equity:

	2019 Currently Authorized			2020 Requested (as revised)
	Cost	Capital Structure	Weighted Cost	Cost	Capital Structure	Weighted Cost
Return on common equity	10.25%	52.00%	5.33%	12.00%	52.00%	6.24%
Preferred stock	5.60%	1.00%	0.06%	5.52%	0.50%	0.03%
Long-term debt	4.89%	47.00%	2.30%	5.16%	47.50%	2.45%
Weighted average cost of capital			7.69%			8.72%

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

The Utility indicated in its supplemental cost of capital testimony that AB 1054 does not directly impact the Utility’s test year 2020 cost of debt. However, the cost of debt will be impacted by the Utility’s exit financing as part of its future chapter 11 plan of reorganization. The supplemental cost of capital testimony did not address the Utility’s currently-effective formula rate for electric transmission rates, including the requested return on equity, which is pending at the FERC. The parties in the FERC proceeding are currently involved in settlement negotiations.

The Utility also proposed to file a new cost of capital application with the CPUC on or about the time it emerges from its Chapter 11 proceeding.  The Utility requested in its cost of capital application that the annual cost of capital adjustment mechanism be continued, although its normal operation could be superseded by a new cost of capital application. (The annual cost of capital adjustment mechanism is a tool to modify the cost of long-term debt and cost of equity authorized by the CPUC based on changes in interest rates.) The Utility is unable to predict the timing and outcome of this proceeding.

Revenue Requirements

For 2020, the Utility expects that the proposed cost of capital, if adopted, would result in revenue requirement increases of approximately $271 million for electric generation and distribution and $74 million gas distribution operations, assuming 2017 authorized rate base amounts.  The revenues for the gas transmission and storage operations would increase by approximately $51 million, assuming 2018 authorized rate base amounts.  However, if the CPUC subsequently approves different electric and gas rate base amounts for the Utility in its 2019 GT&S Rate Case and its 2020 GRC, both currently pending before the CPUC, the revenue requirement changes resulting from the Utility’s requested 2020 ROE may differ from the amounts reflected in this cost of capital application.

The following table compares the revenue requirement amounts currently authorized in the Utility’s 2015 GT&S rate case and the 2017 GRC, with those requested in the Utility’s 2020 cost of capital application, as updated to reflect a revised rate of return on equity submitted to the CPUC on August 1, 2019:

Revenue Requirement (in millions)	Authorized in 2017 GRC and 2015 GT&S	Requested in 2020 Cost of Capital Application (as revised)
Electric generation and distribution	$6,266	$6,537
Gas distribution	1,739	1,813
Gas transmission and storage	$1,269	$1,320

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

On July 2, 2019, the assigned Commissioner issued a scoping memo and ruling that, among other things, consolidated the Utility’s proceeding with the 2020 cost of capital applications submitted to the CPUC by Southern California Edison Company, San Diego Gas & Electric Company, and Southern California Gas Company.  The scoping memo also identified the issues to be addressed within the proceeding and its schedule. On July 15, 2019, the assigned ALJ also issued a ruling directing the Utility and the other Applicants to submit supplemental testimony regarding AB 1054’s impact on financial risks and other issues within the scope of this proceeding by August 1, 2019. According to the current schedule, rebuttal testimony is due August 16, 2019, and additional rebuttal on testimony regarding the passage of AB 1054 is due August 21, 2019. A proposed decision would be issued on November 15, 2019. A final decision would be issued no sooner than 30 days after the proposed decision.  The Utility is unable to predict the timing and outcome of this proceeding.

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

Also, as a result of the Tax Act, on March 30, 2018, the Utility submitted to the CPUC a PFM of the CPUC’s final decision in the 2017 GRC. The PFM, if adopted, would reduce revenue requirements by $267 million and $296 million for 2018 and 2019 respectively, and increase rate base by $199 million and $425 million for 2018 and 2019, respectively. On July 12, 2019, a proposed decision on the PFM was issued requesting that the Utility make additional reductions to the revenue requirements.  There were two primary changes: first, to include the cost of removal component of book depreciation when calculating the amortization of protected excess deferred income taxes using the average rate assumption method (ARAM); and second, to amortize unprotected excess deferred taxes over a shorter period of time developed in collaboration with the Energy Division. The earliest the CPUC can consider this matter is on August 15, 2019. The Utility cannot predict the timing and outcome of this matter.

The Utility provided an update of the cost effectiveness study for the SmartMeterTM Upgrade project to the CPUC on July 10, 2017. On July 11, 2019, the CPUC further extended the statutory deadline for the 2017 GRC to February 9, 2020, in order to allow for comments and CPUC action on a PD on the SmartMeterTM upgrade cost effectiveness study.  The Utility cannot predict the timing and outcome of any CPUC action in connection with this study.

For more information, see the 2018 Form 10-K.

2020 General Rate Case

On December 13, 2018, the Utility filed its 2020 GRC application with the CPUC. In the 2020 GRC, the Utility has requested that the CPUC determine the annual amount of base revenues (or “revenue requirements”) that the Utility will be authorized to collect from customers from 2020 through 2022 to recover its anticipated costs for electric distribution, natural gas distribution, and electric generation operations and to provide the Utility an opportunity to earn its authorized rate of return. The Utility’s request also reflects an updated capital forecast for 2018 and 2019. The 2020 GRC application also includes recorded costs for 2017 and updated forecasts for the proposed mitigations for the period 2018 through 2022 for the Utility’s top safety-related risks as presented in the Utility’s November 2017 Risk Assessment Mitigation Phase report.

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

In addition, the Utility requested authorization to establish several new balancing accounts, including:

•
a two-way electric and gas Risk Transfer Balancing Account to record the difference between the amounts adopted for liability insurance premiums and the Utility’s actual costs; this two-way account would allow the Utility to pass-through actual insurance costs for up to $2 billion in coverage and return to customers any overcollection if forecast costs exceed actuals costs; and

•
a two-way Wildfire Safety Balancing Account to track and record actual incremental expenses and capital revenue requirements associated with the incremental costs of fire risk mitigation work that are not already addressed and recorded in another account; this would include the costs associated with overhead system hardening, enhanced vegetation management, and other incremental costs of wildfire mitigations.

This GRC proposal did not request funding for potential lawsuits or claims resulting from the 2018 Camp fire and 2017 Northern California wildfires. Also, the Utility is not seeking recovery of compensation of PG&E Corporation’s and the Utility’s officers. In addition, the Chapter 11 Cases may require a change to the scope of work that the Utility proposes to accomplish in the 2020 GRC period. The Utility also may seek or may be required to update the scope of work for the 2019 Wildfire Safety Plan that was approved by the CPUC on June 4, 2019.

In its application, the Utility requests that the CPUC issue a final decision by March 2020 and that the 2020 GRC rates be effective January 1, 2020. On March 8, 2019, the CPUC issued a ruling addressing the schedule and scope of the 2020 GRC. The ruling indicates a proposed decision will be issued in the first quarter of 2020.

On June 28, 2019, PAO submitted testimony recommending that the CPUC authorize a 2020 GRC revenue requirement of $503 million, or 5.91%, higher than the 2019 authorized level. PAO also recommended establishing a one-way balancing account for the Utility’s revenue requirement during the rate case term (2020 to 2022).

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

As a result of the Tax Act, on March 30, 2018, the Utility submitted to the CPUC a PFM of the CPUC’s final decision in the 2015 GT&S rate case proposing to reduce revenue requirements by $58 million and increase rate base by $12 million for 2018 (excluding the impacts of an approximately $7 million increase in revenue requirement and a $60 million increase in rate base associated with the Utility’s private letter ruling advice letter approved by the CPUC on July 18, 2018). On July 15, 2019, a proposed decision on the PFM was issued requesting that the Utility make additional reductions to the revenue requirements.  There were two primary changes: first, to include the cost of removal component of book depreciation when calculating the amortization of protected excess deferred income taxes using the average rate assumption method (ARAM); and second, to amortize unprotected excess deferred taxes over a shorter period of time developed in collaboration with the Energy Division. The earliest a final decision could be voted is on August 15, 2019. The Utility cannot predict the timing and outcome of this matter.

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

In this case, the CPUC will authorize the revenue requirement that the Utility will collect through rates to recover its anticipated costs of providing natural gas transmission and storage services from 2019 through 2021, or 2022, in the event the CPUC adopts an additional year.

On July 16, 2019, the assigned ALJ issued a PD in the Utility’s 2019 GT&S rate case pending at the CPUC. The PD proposes a 2019 revenue requirement of $1.327 billion compared to the Utility’s (revised) request of $1.485 billion. This corresponds to an increase of $27 million over the Utility’s 2018 authorized revenue requirement of $1.301 billion, compared to the $184 million increase requested by the Utility. The PD also proposes revenue requirements of $1.427 billion for 2020, and $1.511 billion for 2021, compared to the Utility’s request of $1.595 billion for 2020, and $1.693 million for 2021. The PD also proposes a revenue requirement of $1.575 billion for 2022, compared to the Utility’s request of $1.679 billion for 2022. The proposed revenue requirement for 2022 allows for the possible combination of the Utility’s 2023 GRC and GT&S rate cases.

The revenue requirement amounts requested by the Utility and the revenue requirement amounts in the PD are set forth in the following table:

Revenue Requirement (in millions)	2018 Currently Authorized	2019	2020	2021	2022
Utility’s Request	$1,301	$1,485	$1,595	$1,693	$1,679
PD	$1,301	$1,327	$1,427	$1,511	$1,575

The PD proposes to remove from rate base of $304 million of pipeline replacement capital expenditures for the 2016-2018 period due to cost overruns. Incorporating this reduction, the PD proposes a rate base for 2019 of $4.46 billion, which corresponds to an increase of $0.75 billion over the 2018 adopted rate base of $3.71 billion. This is compared to the Utility’s rate base request of $4.75 billion for 2019.

The PD proposes a rate base of $4.98 billion for 2020, $5.37 billion for 2021, and $5.71 billion for 2021. The rate base amounts also exclude approximately $576 million of capital spending subject to audit by the CPUC related to 2011 through 2014 expenditures in excess of amounts adopted in the 2011 GT&S rate case pursuant to the 2015 GT&S rate case decision. The Utility is unable to predict whether the $576 million, or a portion thereof, will ultimately be approved by the CPUC and included in the Utility’s future rate base.

The PD proposes the adoption of the Utility’s proposed Natural Gas Storage Strategy, with minor modifications related to the decommissioning or sale of the Utility’s Los Medanos and Pleasant Creek storage fields, and adopts a two-way balancing account for storage costs, which will be subject to a reasonableness review in the next GT&S rate case. The PD proposes to retain the one-way balancing account for transmission integrity management, and to adopt a number of new, one-way balancing accounts covering other operational areas.

If adopted, the PD also would resolve the second phase of the proceeding, which addressed the removal of officer compensation costs from the revenue requirement, which is required by SB 901. The PD proposes adoption of the joint stipulation offered by the Utility, PAO and TURN that reduces the Utility’s requested 2019 GT&S operating expenses by $1.428 million and capital expenditures by $0.455 million.

Opening comments on the PD were filed on August 5, 2019. The CPUC may vote on the PD, at the earliest, on August 15, 2019. The Utility is unable to predict the timing and outcome of this proceeding.

For more information, see the 2018 Form 10-K.

Transmission Owner Rate Cases

Transmission Owner Rate Cases for 2015 and 2016 (the “TO16” and “TO17” rate cases, respectively)

On January 8, 2018, the Ninth Circuit Court of Appeals issued an opinion granting an appeal of FERC’s decisions in the TO16 and TO17 rate cases that had granted the Utility a 50 basis point ROE incentive adder for its continued participation in the CAISO. Those rate case decisions were remanded to FERC for further proceedings consistent with the Court of Appeals’ opinion. If FERC concluded on remand that the Utility should no longer be authorized to receive the 50 basis point ROE incentive adder, the Utility would incur a refund obligation of $1 million and $8.5 million for TO16 and TO17, respectively. Alternatively, if FERC again concluded that the Utility should receive the 50 basis point ROE incentive adder and provides the additional explanation that the Ninth Circuit found the FERC’s prior decisions lacked, then the Utility would not owe any refunds for this issue for TO16 or TO17.

On February 28, 2018, the Utility filed a motion to establish procedures on remand requesting a hearing and additional briefing on the issues identified in the Ninth Circuit Court’s opinion. On August 20, 2018, FERC issued an order granting the Utility’s motion to allow for additional briefing. The order also consolidated the TO18 rate case with TO16 and TO17 for this issue. The Utility filed briefs on September 19, 2018 and reply briefs on October 10, 2018. On July 18, 2019, FERC issued its Order on Remand reaffirming its prior grant of the Utility’s request for the 50 basis point ROE adder.

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

On September 30, 2016, the FERC issued an order accepting the Utility’s July 2016 filing and set it for hearing, but held the hearing procedures in abeyance for settlement procedures.  The order set an effective date for rates of March 1, 2017 and made the rates subject to refund following resolution of the case.  On March 17, 2017, the FERC issued an order terminating the settlement procedures due to an impasse in the settlement negotiations reported by the parties.  During the hearings held in January 2018, the Utility, intervenors, and the FERC trial staff, addressed questions relating to return on equity, capital structure, depreciation rates, capital additions, rate base, operating and maintenance expense, administrative and general expense, and the allocation of common, general and intangible costs.

Additionally, on March 31, 2017, intervenors in the TO18 rate case filed a complaint at the FERC alleging that the Utility failed to justify its proposed rate increase in the TO18 rate case. On November 16, 2017, the FERC dismissed the complaint. On December 18, 2017, the complainants filed a request for a rehearing of that order, which the FERC denied on May 17, 2018.

On October 1, 2018, the ALJ issued an initial decision in the TO18 rate case proposing a ROE of 9.13% compared to the Utility’s request of 10.90%, and an estimated composite depreciation rate of 2.83% compared to the Utility’s request of 3.25%. The ALJ also rejected the Utility’s method of allocating common plant between CPUC and FERC jurisdiction. In addition, the ALJ proposed to reduce forecasted capital and expense spending to actual costs incurred for the rate case period. Further, the ALJ proposed to remove certain items from the Utility’s rate base and revenue requirement. The Utility and intervenors filed initial briefs on October 31, 2018, and reply briefs on November 20, 2018, in response to the ALJ’s recommendations. The Utility expects FERC to issue a decision in late-2019, but expects one or more parties to seek rehearing of that decision and then appeal it to the courts. The Utility is unable to predict the timing of when a final decision will be issued.

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

On September 21, 2018, the Utility filed an all-party settlement with FERC in connection with TO19. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon the issuance of a final unappealable TO18 decision. Additionally, if FERC determined that the Utility was not entitled to the 50 basis point incentive adder for the Utility’s continued CAISO participation, then the Utility would be obligated to make a refund to customers of approximately $25 million. On December 20, 2018, FERC issued an order approving the all-party settlement. Additionally, on July 18, 2019, FERC issued an Order on Remand reaffirming its grant of the Utility’s request for the 50 basis point incentive adder for continued CAISO participation.

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

In the filing, the Utility forecasts a 2019 retail electric transmission revenue requirement of $1.96 billion. The proposed amount reflects an approximately 9.5% increase over the as-filed TO19 requested revenue requirement of $1.79 billion (a subsequent reduction to $1.66 billion was identified as a result of the Tax Act). The Utility forecasts that it will make investments of approximately $1.1 billion and $0.7 billion for 2018 and 2019, respectively, for various capital projects to be placed in service before the end of 2019. Including projects to be placed in service beyond 2019, the Utility forecasts total electric transmission capital expenditures of $1.4 billion in 2018 and $1.4 billion in 2019. The Utility’s forecasted rate base for 2019 is approximately $8 billion on a weighted average basis, compared to the Utility’s forecasted rate base of $6.9 billion in 2018. The Utility has requested that FERC approve a 12.5% return on equity (which includes an incentive component of 50 basis points for the Utility’s continuing participation in the CAISO), an increase from the 10.75% (also inclusive of a 50 basis point CAISO incentive adder) requested in its TO19 rate case. The parties conducted a settlement conference on March 14 to 15, 2019 and on June 13 to 14, 2019. The next settlement conference is scheduled for August 13 to 14, 2019.

On May 9, 2019, the Utility filed an application with the FERC requesting revisions to its TO20 rate case formula rate model to remove the impact of this non-cash charge on the ratio of common equity to total capital. The Utility indicates in its application that, because of the recording of the non-cash wildfire-related charges in connection with the 2017 Northern California wildfires and the 2018 Camp fire, the Utility’s financial statements reflected a ratio of common equity to total capital of approximately 41% as of December 31, 2018. The Utility indicates that the proposed revisions adjust the equity ratio to accurately reflect how the Utility financed the capital projects that are included in rate base. The Utility’s current rate base was financed with an equity ratio of approximately 52%, rather than the 41% equity ratio. In addition, on May 9, 2019, the Utility submitted a request to the FERC to exclude the Wildfire Charge from the Utility’s capital structure for the purpose of calculating its Allowance for Funds Used During Construction (AFUDC) effective January 1, 2019.

On July 10, 2019, the FERC accepted the Utility’s revisions to the formula rate to become effective December 9, 2019, subject to refund, and established hearing and settlement judge procedures.

The Utility expects to file an annual update to its TO tariff on or before December 1 of each year beginning in December 2019, for rates and charges to become effective January 1 of the following year, consistent with the formula rate.

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

On December 13, 2018, the Utility submitted a Diablo Canyon site-specific decommissioning cost estimate of $4.8 billion which represents a total cost estimate to decommission the Diablo Canyon facilities.

On February 14, 2019, the CPUC issued a scoping memo authorizing addressing the scope of the NDCTP Proceeding to include reasonableness reviews of the Diablo Canyon decommissioning cost estimates, ratemaking proposals, proposed Diablo Canyon milestone framework, plans to address host community needs, reasonableness of Humboldt Bay Power Plant decommissioning costs, and reasonableness of preforming Diablo Canyon planning activities pre-shutdown including the proposed rate of recovery of these pre-planning activities addressed in Application 18-07-013.

On March 7, 2019, the CPUC amended the scoping memo to combine A.18-07-013, which seeks authorization for the Utility to establish the Diablo Canyon Decommissioning Memorandum Account to track funding for Diablo Canyon pre-shutdown decommissioning planning activities with the NDCTP A.18-12-008. The CPUC approved the Utility to establish an interim mechanism to track decommissioning planning activity expenses in the Diablo Canyon Decommissioning Memorandum Account. Any Memorandum Account recovery of such expenses is subject to the authorization and approval of the CPUC which will be discussed in this year’s NDCTP Proceeding. The CPUC will hold a public participation hearing for residents and organizations in and near San Luis Obispo to give their perspective and input to the CPUC about the Utility’s request to track costs of Diablo Canyon Decommissioning Planning Activities. The public participation hearing is scheduled for August 7 to 8, 2019.

On July 15, 2019, intervenors in this proceeding submitted their testimonies. Rebuttal Testimony is due August 15, 2019.

The Utility seeks to collect $383.7 million and $3.9 million for the funding of Diablo Canyon tax qualified trust and Humboldt Bay tax qualified trust, respectively, commencing January 1, 2020. Additionally, the Utility seeks cost recovery of pre-planning activities commencing January 1, 2020, of $30 million for the 3-year period 2020 to 2022 and a $44 million revenue requirements for the 2-year period 2023 to 2024; by an annual expense only balancing account. The Utility is also defending the reasonableness and prudence of the $398.4 million spent for Humboldt Bay Power Plant decommissioning project costs completed to date.

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

As of June 30, 2019, the Condensed Consolidated Financial Statements include long-term regulatory assets of $127 million, consisting of insurance premium costs that are probable of recovery. Should PG&E Corporation and the Utility conclude in future periods that recovery of insurance premiums in excess of amounts included in authorized revenue requirements is no longer probable, PG&E Corporation and the Utility will record a charge in the period such conclusion is reached.

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

2018 CEMA Application

On March 30, 2018, the Utility submitted to the CPUC its 2018 CEMA application requesting cost recovery of $183 million in connection with seven catastrophic events that included fire and storm declared emergencies from mid-2016 through early 2017, as well as $405 million related to work performed in 2016 and 2017 to cut back or remove dead or dying trees that were exposed to years of drought conditions and bark beetle infestation. The 2018 CEMA application originally sought cost recovery of $555 million on a forecast basis, subject to true-up if actual costs were greater or less than the forecast, for additional tree mortality and fire risk mitigation work anticipated in 2018 and 2019. However, on April 25, 2019, the CPUC adopted a decision denying cost recovery on a forecast basis for the 2018 and 2019 costs requested.

On November 2, 2018, the assigned ALJ denied the Utility’s July 25, 2018 motion requesting interim rate relief for $441 million, which represents 75% of the costs incurred in 2016 and 2017 related to storms, wildfires and tree mortality response work. Subsequently, on December 4, 2018, the Utility filed a renewed motion for interim rate relief, due to worsening financial conditions. The renewed motion for interim relief sought approximately $588 million, which represents 100% of the total costs incurred in 2016 and 2017 for the activities referenced above. The Utility requested that cost recovery occur over a one-year period, with the amounts collected to be subject to refund based on the authorized amount in the proceeding. On April 25, 2019, the CPUC authorized the Utility’s request for interim rate relief, allowing for recovery of $373 million of costs (63% of the total costs incurred in 2016 and 2017).  Costs included in the interim rate relief are subject to audit and refund. On July 1, 2019, the Utility filed a motion requesting approval to: (i) revise the 2018 CEMA testimony and workpapers to exclude forecast costs, (ii) include 2018 recorded tree mortality and fire risk reduction costs, and (iii) assist with the hiring of an independent auditor for the recorded tree mortality costs included in the 2018 CEMA. The assigned Commissioner and ALJs issued three separate rulings on July 31, 2019, granting the Utility’s requests pertaining to the removal of the forecast costs and revisions and the inclusion of 2018 recorded tree mortality costs, and directed the Utility to assist with the hiring of an independent auditor in conjunction with the CPUC Energy Division. On August 7, 2019, the Utility filed a Revised Application, Revised Testimony and Revised Workpapers, reflecting a new revenue requirement request of $669 million. The $669 million incorporates (i) the removal of forecast tree mortality costs (reduction of approximately $555 million); (ii) inclusion of the 2018 Tree Mortality and Fire Risk Reduction activities (increase of approximately $90.318 million); and (iii) other corrections and updates found since the filing (reduction of approximately $9 million), as compared to the Utility’s original request of $1.14 billion.

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

Fire Risk Mitigation Memorandum Account

On March 12, 2019, the CPUC approved the Utility’s FRMMA to track costs incurred beginning January 1, 2019, for fire risk mitigation activities that are not otherwise covered in revenue requirements. The FRMMA was authorized by SB 901 to capture mitigation costs incurred in advance of the CPUC’s approval of the Utility’s Wildfire Mitigation Plan.  The Utility has proposed that the FRMMA continue after the approval of its 2019 Wildfire Mitigation Plan to record costs of wildfire mitigation activities that were beyond the initial identified scope of work.

While the Utility intends to seek recovery of the FRMMA balance in a future application, rate recovery requires CPUC reasonableness review and authorization in a separate proceeding or through a GRC. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 Wildfire Safety Plan recorded in the FRMMA, which the Utility expects will be substantial.

Wildfire Plan Memorandum Account

On June 5, 2019, the Utility submitted an advice letter to establish the WPMA effective May 30, 2019. The purpose of the WPMA is to track costs incurred to implement the Utility’s Wildfire Mitigation Plan, as required by SB 901. The WPMA is required to be established upon approval of a utility’s wildfire mitigation plan to track costs incurred to implement the plan. Upon approval of the memorandum account, the Utility will record any costs incurred in implementing an approved Wildfire Mitigation Pan.

The Utility anticipates that the recovery of the costs recorded to the WPMA would occur through a general rate case or future application at which time the CPUC would review the costs for reasonableness as required by SB 901. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 Wildfire Safety Plan recorded in the WPMA, which the Utility expects will be substantial.

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

On February 6, 2019, the Utility filed its wildfire mitigation plan (the “2019 Wildfire Safety Plan”) with the CPUC. The 2019 Wildfire Safety Plan describes forecasted work and investments in 2019 that are designed to help further reduce the potential for wildfire ignitions associated with the Utility’s electrical equipment in high fire-threat areas. The 2019 Wildfire Safety Plan specifically addresses wildfire risk factors that occur most frequently and have potential to start or spread a fire. The 2019 Wildfire Safety Plan focuses on the measures the Utility proposes to take in 2019, but includes longer-term plans, while acknowledging that the Utility may modify these plans based upon new information or conditions as the Utility implements these measures. The new and ongoing safety measures being pursued include:

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

•	Expanding the Public Safety Power Shutoff Program (PSPS) to include all transmission and distribution lines in Tier 2 and Tier 3 High Fire-Threat District (HFTD) areas;

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

On May 30, 2019, the CPUC approved two decisions related to the Utility’s 2019 Wildfire Safety Plan. The first decision was specific to the Utility’s plan and generally approved the plan, subject to certain reporting, data gathering, and other requirements set forth in the decision. The Utility-specific decision did not approve the amendment filed by the Utility on April 25, 2019. The second decision was a guidance decision for all of the utilities that submitted wildfire mitigation plans. This guidance decision included additional reporting, data gathering, and other requirements and provided that the Utility’s April 25th amendment will be examined in Phase 2 of this proceeding.  On June 14, 2019, the Assigned Commissioner and ALJ issued a decision implementing Phase 2 of the OIR, announcing Phase 2 workshops to develop metrics and templates to evaluate the Utility’s 2019 Wildfire Safety Plan and report data consistently and a process for submission of the 2020 plans. The decision also announced that the CPUC would evaluate the Utility’s April 25th amendment in Phase 2, as well as the process for independent evaluation of the Utility’s compliance with its 2019 plan. PG&E Corporation and the Utility are unable to predict the timing and outcome of this proceeding. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 Wildfire Safety Plan recorded in the FRMMA and WPMA, which the Utility expects will be substantial.

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

On January 10, 2019, the CPUC adopted an OIR, which establishes a process to develop criteria and a methodology to inform determinations of the Customer Harm Threshold in future applications under Section 451.2(a) of the Public Utilities Code for recovery of costs related to the 2017 Northern California wildfires.

On March 29, 2019, the Assigned Commissioner issued a scoping memo, which confirmed that the CPUC in this proceeding would establish a Customer Harm Threshold methodology applicable only to 2017 fires, to be invoked in connection with a future application for cost recovery, and would not determine a specific financial outcome in this proceeding.

On July 8, 2019, the CPUC issued a decision in the Customer Harm Threshold proceeding. The CPUC decision provides that “[a]n electrical corporation that has filed for relief under chapter 11 of the Bankruptcy Code may not access the Stress Test to recover costs in an application under Section 451.2(b), because the Commission cannot determine the corporation’s ‘financial status,’ which includes, among other considerations, its capital structure, liquidity needs, and liabilities, as required by Section 451.2(b).” This determination effectively bars PG&E Corporation and the Utility from access to relief under the Customer Harm Threshold during the pendency of the Chapter 11 Cases. On August 7, 2019, the Utility submitted to the CPUC an application for rehearing of the decision. The Utility indicated in its application, among other things, that the CPUC’s decision “is contrary to law because it bars a utility that has filed for Chapter 11 from accessing the CHT [Customer Harm Threshold], requires a utility to file a cost recovery application before the CHT [Customer Harm Threshold] will be determined, and erects ratepayer protection mechanisms as an extra-statutory hurdle for accessing the CHT [Customer Harm Threshold].” The Utility also argued that the CPUC should apply the Customer Harm Threshold methodology to costs related to the 2018 Camp fire.

The decision otherwise adopts a methodology to determine the Customer Harm Threshold based on: (1) the maximum additional debt that a utility can take on and maintain a minimum investment grade credit rating; (2) excess cash available to the utility; (3) a potential maximum regulatory adjustment of either 20% of the Customer Harm Threshold or 5% of the total disallowed wildfire liabilities, whichever is greater; and (4) an adjustment to preserve for ratepayers any tax benefits associated with the Customer Harm Threshold. The decision also requires a utility to include proposed ratepayer protection measures to mitigate harm to ratepayers as part of an application under section 451.2(b).

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

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

On December 19, 2018, the CPUC initiated a new Rulemaking for vehicle electrification matters (R.18-12-006). This new proceeding will include issues related to utility rate designs supporting transportation electrification and hydrogen fueling stations, a framework for IOUs’ transportation electrification investments, and vehicle-grid integration. A prehearing conference for this rulemaking was held on March 1, 2019. On May 2, 2019, the Assigned Commissioner issued a scoping memo and ruling for the proceeding, which sets forth the category, issues to be addressed, and schedule of the proceeding.

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

As part of the Utility’s DRP approach, on June 1, 2018, the Utility filed its first annual distribution grid needs assessment report with the CPUC, and on September 4, 2018, the Utility filed its first distribution deferral opportunity report. The distribution deferral report proposes cost effective electric distribution investments that can be deferred through deployment of dispatchable third-party-owned DERs, or non-wire alternative solutions, to operate during specific grid events.  The Utility convened a distribution planning advisory group comprised of CPUC staff, ratepayer and environmental advocates, and DER market participants, to review and provide advisory input to the Utility on its distribution deferral identification process and to identify distribution deferral opportunities.  After incorporating the advisory group’s input, on November 28, 2018, the Utility filed a proposal with the CPUC for competitively procuring distribution services from third-party owned DERs to defer selected distribution projects.  Following the CPUC’s approval of the Utility’s procurement plan on February 5, 2019, the Utility launched a competitive solicitation and is currently evaluating offers. The Utility’s next annual distribution grid needs assessment and distribution deferral opportunity reports will be filed and served on August 15, 2019.

On March 26, 2018, the CPUC issued a final decision requiring the Utility to include a grid modernization plan for integrating DERs in the Utility’s GRC.  The grid modernization plan for DERs must include a narrative 10-year vision for investments needed to support DER growth, while ensuring safety and service reliability.  On June 25, 2018, the Utility hosted a public grid modernization workshop for integrating DERs to provide a high-level overview of its vision and 10-year plan and incorporate stakeholder input.  On December 13, 2018, the Utility filed its 2020 GRC Application, which includes the Utility’s grid modernization vision and plan. On June 28, 2019, PAO submitted testimony recommending changes to the Utility’s grid modernization vision and plan in the Utility’s 2020 GRC application. See summary of PAO’s overall 2020 GRC testimony in “2020 General Rate Case” above.

OIR to Consider Strategies and Guidance for Climate Change Adaptation

On April 26, 2018, the CPUC opened an OIR to consider strategies for integrating climate change adaptation matters into relevant CPUC proceedings.  Phase one will focus on how to integrate climate change adaptation into the IOUs’ existing planning and operations to ensure utility safety and reliability.

The CPUC OIR will consider:

•	how to define climate change adaptation for the IOUs;

•	the climate-driven risks facing the IOUs;

•	data, tools, resources, and guidance to instruct utilities on how to incorporate adaptation in their existing planning and operational processes; and

•	strategies to address climate change in CPUC proceedings, including impacts on disadvantaged communities.

On October 10, 2018, the CPUC issued a scoping memo and established a procedural schedule. A final decision is expected in late 2019.

OIR to Examine Utility De-energization of Power Lines in Dangerous Conditions

On December 13, 2018, the CPUC opened an OIR to examine the notification, mitigation, and reporting requirements on electric utilities when de-energizing power lines in case of dangerous conditions that threaten life or property in California. This proceeding has focused on the following issues:

•	examining conditions in which proactive and planned de-energization is practiced;

•	developing best practices and ensuring an orderly and effective set of criteria for evaluating de-energization programs;

•	ensuring electric utilities coordinate with state and local level first responders, and align their systems with the Standardized Emergency Management System framework;

•	mitigating the impact of de-energization on vulnerable populations;

•	examining whether there are ways to reduce the need for de-energization;

•	ensuring effective notice to affected stakeholders of possible de-energization and follow-up notice of actual de-energization; and

•	ensuring consistency in notice and reporting of de-energization events.

On May 30, 2019, the CPUC approved a decision for phase one of this proceeding, which adopted de-energization communication and notification guidelines for the electric IOUs along with updates to requirements established in Resolution ESRB-8. The CPUC also provided clarity on phase two issues; however, a final determination of phase two issues will be conveyed in the phase two scoping memo. Phase 2 will take a more comprehensive look at de-energization practices, including mitigation, additional coordination across agencies, further refinements to findings in phase 1, re-energization practices, and other matters.

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

On January 10, 2019, the CPUC adopted an OIR, which establishes a process to develop criteria and a methodology to inform determinations of the Customer Harm Threshold in future applications under Section 451.2(a) of the Public Utilities Code for recovery of costs related to the 2017 Northern California wildfires. On March 29, 2019, the Assigned Commissioner issued a scoping memo, which confirmed that the CPUC in this proceeding would establish a Customer Harm Threshold methodology applicable only to 2017 fires, to be invoked in connection with a future application for cost recovery, and would not determine a specific financial outcome in this proceeding. On July 8, 2019, the CPUC issued a decision in the OIR, which establishes a methodology to establish the Customer Harm Threshold in future applications under Section 451.2(a), but determines that a utility that has filed for relief under Chapter 11 cannot access the Customer Harm Threshold. On August 7, 2019, the Utility submitted to the CPUC an application for rehearing of the decision. The Utility indicated in its application, among other things, that the CPUC’s decision “is contrary to law because it bars a utility that has filed for Chapter 11 from accessing the CHT [Customer Harm Threshold], requires a utility to file a cost recovery application before the CHT [Customer Harm Threshold] will be determined, and erects ratepayer protection mechanisms as an extra-statutory hurdle for accessing the CHT [Customer Harm Threshold].” The Utility also argued that the CPUC should apply the Customer Harm Threshold methodology to costs related to the 2018 Camp fire.

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

Assembly Bill 1054

On July 12, 2019, the California Governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Eligible claims are claims for third party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any calendar year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054.

Each of California’s large investor-owned electric utility companies that are not currently subject to Chapter 11 (Southern California Edison and San Diego Gas & Electric Company) has elected to participate in the Wildfire Fund to be established under AB 1054. On July 23, 2019, the Utility notified the CPUC of its intent to participate in the Wildfire Fund (which participation is subject to the conditions set forth in AB 1054, including those conditions outlined below).

The Wildfire Fund to be established under AB 1054 will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment. Electric utility companies that draw from the fund will only be required to repay amounts that are determined by the CPUC in an application for cost recovery not to be just and reasonable, subject to a rolling three-year disallowance cap equal to 20% of the electric utility company’s transmission and distribution equity rate base. For the Utility, this disallowance cap is expected to be approximately $2.3 billion for the three-year period starting in 2019, subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable will not need to be repaid to the fund, resulting in a draw-down of the fund. The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the Department of Water Resources charge to ratepayers, (ii) $7.5 billion in initial contributions from California’s three investor-owned electric utility companies and (iii) $300 million in annual contributions paid by California’s three investor-owned electric utility companies. The contributions from the investor-owned electric utility companies will be effectively borne by their respective shareholders, as they will not be permitted to recover these costs from ratepayers. The costs of the initial and annual contributions are allocated among the three investor-owned electric utility companies pursuant to a “Wildfire Fund allocation metric” set forth in AB 1054 based on land area in the applicable utility’s service territory classified as high fire threat districts and adjusted to account for risk mitigation efforts. The Utility’s initial Wildfire Fund allocation metric is expected to be 64.2% (representing an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million). In addition, all initial and annual contributions will be excluded from the measurement of the Utility’s authorized capital structure.

AB 1054 provides that the Wildfire Fund will be established when Southern California Edison and San Diego Gas & Electric Company provide their initial contributions.

In order to participate in the Wildfire Fund, within 60 days of the effective date of AB 1054, the Utility must obtain the Bankruptcy Court’s approval of the Utility’s election to pay the initial and annual Wildfire Fund contributions upon emergence from Chapter 11. The Utility would then be required to pay its share of the initial contribution to the Wildfire Fund upon emergence from Chapter 11, and meet certain eligibility requirements listed below, in order to participate in the Wildfire Fund. In such event (assuming the Utility satisfies the eligibility and other requirements set forth in AB 1054), the Wildfire Fund will be available to the Utility to pay for eligible claims arising between the effective date of AB 1054 and the Utility’s emergence from Chapter 11, subject to a limit of 40% of the amount of such claims. The balance of any such claims would need to be addressed through the Chapter 11 Cases. There are several additional eligibility requirements for the Utility, including that by June 30, 2020, the following conditions are satisfied:

•	the Utility’s Chapter 11 Case has been resolved pursuant to a plan of reorganization or similar document not subject to a stay;

•
the Bankruptcy Court has determined that the resolution of the Utility’s Chapter 11 Case provides funding or otherwise provides for the satisfaction of any pre-petition wildfire claims asserted against the Utility in the Chapter 11 Case, in the amounts agreed upon in any settlement agreements, authorized by the Bankruptcy Court through an estimation process or otherwise allowed by the Bankruptcy Court;

•
the CPUC has approved the Utility’s plan of reorganization and other documents resolving its Chapter 11 Case, including the Utility’s resulting governance structure as being acceptable in light of the Utility’s safety history, criminal probation, recent financial condition and other factors deemed relevant by the CPUC;

•
the CPUC has determined that the Utility’s plan of reorganization and other documents resolving its Chapter 11 Case are (i) consistent with California’s climate goals as required pursuant to the California Renewables Portfolio Standard Program and related procurement requirements and (ii) neutral, on average, to the Utility’s ratepayers; and

•
the CPUC has determined that the Utility’s plan of reorganization and other documents resolving its Chapter 11 Case recognize the contributions of ratepayers, if any, and compensate them accordingly through mechanisms approved by the CPUC, which may include sharing of value appreciation.

On August 7, 2019, PG&E Corporation and the Utility submitted a motion with the Bankruptcy Court for the entry of an order authorizing PG&E Corporation and the Utility to participate in the Wildfire Fund and to make any initial and annual contributions to the Wildfire Fund upon emergence from Chapter 11. The motion is expected to be heard on August 28, 2019, and objections and other responses are due August 21, 2019.

If the Utility satisfies the requirements to participate in the Wildfire Fund, the Utility will be required to fund its initial contribution upon its emergence from Chapter 11. The Utility’s required contributions to the Wildfire Fund will be substantial. Participation in the Wildfire Fund is expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.  The Utility is currently evaluating the accounting and tax treatment of the required initial and annual contributions.  The timing and amount of any potential charges associated with shareholder contributions would also depend on various factors, including the final determination of an allocation of contributions among the Utility and California’s other large electric utility companies (San Diego Gas & Electric Company and Southern California Edison Company) and the timing of resolution of the Chapter 11 Cases. The Utility is currently developing a Chapter 11 plan of reorganization that would provide for the financing of such required contributions, but there can be no assurance that PG&E Corporation and the Utility will successfully develop, consummate or implement any such plan, which will ultimately require Bankruptcy Court, creditor and regulatory approval. Further, there can be no assurance that the expected benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs.

AB 1054 includes certain modifications to the “just and reasonable” standard to be utilized by the CPUC in determining applications for recovery of wildfire-related costs. These modifications will apply to wildfires occurring following the effective date of AB 1054. AB 1054 provides that costs and expenses arising from any such wildfires “are just and reasonable if the conduct of the electrical corporation related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available to the electrical corporation at the relevant point of time.” Further, in applying such standard, the CPUC is directed to take into account factors “both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds.” Finally, AB 1054 modifies the circumstances under which an electric utility company bears the burden of demonstrating that its conduct was reasonable in accordance with the above standard.

AB 1054 also provides that the first $5.0 billion expended in the aggregate by California’s three investor-owned electric utility companies on fire risk mitigation capital expenditures included in their respective approved wildfire mitigation plans will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures will be allocated among the investor-owned electric utility companies in accordance with their Wildfire Fund allocation metrics (described above). AB 1054 contemplates that such capital expenditures may be securitized through a customer charge.

In response to directives in AB 1054, on July 26, 2019, the CPUC opened a new rulemaking to consider the authorization of a non-bypassable charge to support the Wildfire Fund.  Comments on issues (e.g., the just and reasonableness of such a charge) are expected to be due in late August, 2019.  A final decision in the proceeding is expected in October 2019.

Power Charge Indifference Adjustment OIR

On October 11, 2018, the CPUC approved a decision to modify the PCIA methodology, which was developed after the 2001 California energy crisis, which adjusts how customers that leave the Utility’s bundled service for CCA or DA service pay for their share of the costs associated with long-term power purchase commitments made on their behalf. The decision better enables utilities to recover their above market costs from departing customers as compared to the previous methodology, by:

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

The Utility implemented a revised PCIA in rates as of July 1, 2019.

On December 19, 2018, a prehearing conference was held to initiate phase two of the PCIA proceeding, to further develop proposals for future consideration by the CPUC. On February 1, 2019, the assigned commissioner issued a phase two scoping memo and ruling, which sets forth the category, issues, need for hearing, schedule, and other matters. As indicated in the scoping memo and ruling, Phase Two of this proceeding will primarily rely upon a stakeholder working group process to further develop a number of PCIA-related proposals for consideration by the CPUC. Working Group One, which is co-facilitated by the Utility and the California Community Choice Association, focuses on developing benchmarks and a true-up mechanism that reflect the current market value of brown power, resource adequacy, and renewable energy credits (Issues 1 to 7); and load forecasting, rate design mechanics, and customer bill presentation (Issues 8 to 12). Working Group Two focuses on CCA and DA prepayment options; and Working Group Three focuses on portfolio optimization and cost reduction, allocation and auctions, and whether the CPUC should consider new or modified shareholder responsibility for future portfolio mismanagement. The schedule included in the scoping memo and ruling indicates that the CPUC is expected to issue two decisions impactful to 2020 rates in late 2019 concerning benchmark true-ups and PCIA rate design mechanics. Proposed decisions addressing matters relevant to the prepayment working group and the portfolio optimization and cost reduction, and allocation and auction working group are anticipated in 2020.

On May 31, 2019, the Working Group One co-leads filed the Final Report on Issues 1 to 7. On July 1, 2019, the Working Group One co-leads filed the Final Report on Issues 8 to 12. On July 9, 2019, the assigned ALJ modified the procedural schedule allowing parties to file comments on the July 1 Final Report, and updated the date for parties to request evidentiary hearings on the Final Report of Working Group One on Issues 8 to 12.  Opening comments on issues 8 to 12 were filed on July 19, 2019, reply comments were filed on July 26, 2019, and motions for evidentiary hearings were due August 2, 2019. In accordance with the current schedule, a proposed decision on Working Group One issues 1 to 7 would be issued in September 2019, a proposed decision on Working Group One issues 8 to 12 would be issued in Fall 2019, and final decisions on each of those matters would be voted 30 days after those proposed decisions.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2018 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2019.

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

In addition, William D. Johnson joined PG&E Corporation as its new Chief Executive Officer and President, effective May 2, 2019. In connection with the Settlement Agreement, PG&E Corporation agreed to engage Christopher A. Hart, a former chairman of the National Transportation Safety Board, to provide consulting services to Mr. Johnson regarding matters of safety.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See the discussion above in Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of pipeline-related expenses that the Utility will not recover through rates; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to regulatory assets and liabilities, environmental remediation, litigation, third-party claims, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•
the risks and uncertainties associated with the Chapter 11 Cases, including, but not limited to, the ability to develop, consummate, and implement a plan of reorganization with respect to PG&E Corporation and the Utility, which could be adversely affected if the Exclusive Filing Period or the Exclusive Solicitation Period is terminated; the ability to develop and obtain applicable Bankruptcy Court, creditor or regulatory approvals; the effect of any alternative proposals, views or objections related to the plan of reorganization; potential complexities that may arise in connection with concurrent proceedings involving the Bankruptcy Court, the U.S. District Court, the CPUC, and the FERC; increased costs related to the Chapter 11 Cases; the ability to obtain sufficient financing sources for ongoing and future operations; disruptions to PG&E Corporation’s and the Utility’s business and operations and the potential impact on regulatory compliance;

•
whether, in light of the CPUC July 8, 2019 final decision in the Customer Harm Threshold OIR that excludes companies in Chapter 11 from accessing the Customer Harm Threshold, the Utility will be able to obtain a substantial recovery of costs related to the 2017 Northern California wildfires;

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

•	the possibility that the DIP Credit Agreement is not sufficient to fund PG&E Corporation’s and the Utility’s cash requirements through their emergence from bankruptcy;

•	the possibility that PG&E Corporation and the Utility may not be able to obtain exit financing on favorable terms or at all;

•	the impact of AB 1054 on potential losses in connection with future wildfires;

•	the outcome of the U.S. District Court matters and probation;

•
the impact of the 2018 Camp fire and the 2017 Northern California wildfires, including whether the Utility will be able to timely recover costs incurred in connection with the wildfires in excess of the Utility’s currently authorized revenue requirements; the timing and outcome of the remaining wildfire investigations and the extent to which the Utility will have liability associated with these fires; the timing and amount of insurance recoveries; the timing and outcome of the 2017 Northern California Wildfires OII and potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other law enforcement agency were to bring an enforcement action, including a criminal proceeding, and determined that the Utility failed to comply with applicable laws and regulations;

•	the timing and outcome of any potential settlement with holders of wildfire-related claims;

•
the ability of PG&E Corporation and the Utility to finance costs, expenses and other possible losses in respect of claims related to the 2018 Camp fire and the 2017 Northern California wildfires, through securitization mechanisms or otherwise, which potential financings are not addressed by AB 1054 as it only applies to future wildfires;

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

•
the timing and outcome of future regulatory and legislative developments in connection with SB 901, including future wildfire reforms, inverse condemnation reform, and other wildfire mitigation measures or other reforms targeted at the Utility;

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

•
the effects on PG&E Corporation’s and the Utility’s reputations caused by items such as the CPUC’s investigations of natural gas and electric incidents, the 2018 Camp fire and 2017 Northern California wildfires, locate and mark, improper communications between the CPUC and the Utility, and the Utility’s ongoing enhanced and accelerated inspection of its electric transmission and distribution assets;

•
the implementation of the Safety Culture OII decision approved on November 29, 2018, and the outcome of the proceeding, and future legislative or regulatory actions that may be taken, such as requiring the Utility to separate its electric and natural gas businesses, or restructure into separate entities, or undertake some other corporate restructuring, or implement corporate governance changes;

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

•
the impact that reductions in Utility customer demand for electricity and natural gas, driven by customer departures to CCAs and DA providers, have on the Utility’s ability to make and recover its investments through rates and earn its authorized return on equity, and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources, changing customer demand for its natural gas and electric services;

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2019, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

U.S. District Court Matters and Probation

On August 9, 2016, the jury in the federal criminal trial against the Utility in the United States District Court for the Northern District of California, in San Francisco, found the Utility guilty on one count of obstructing a federal agency proceeding and five counts of violations of pipeline integrity management regulations of the Natural Gas Pipeline Safety Act. On January 26, 2017, the court imposed a sentence on the Utility in connection with the conviction. The court sentenced the Utility to a five-year corporate probation period, oversight by the Monitor for a period of five years, with the ability to apply for early termination after three years, a fine of $3 million to be paid to the federal government, certain advertising requirements, and community service.

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

The court held a sentencing hearing on the probation violation related to reporting requirements in connection with the 2017 Honey fire on May 7, 2019. After that hearing, the court imposed two additional conditions of probation by order dated May 14, 2019: (1) requiring that PG&E’s Board of Directors, Chief Executive Officer, senior executives, the Monitor and U.S. Probation Officer visit the towns of Paradise and San Bruno “to gain a firsthand understanding of the harm inflicted on those communities;” and (2) requiring that a committee of PG&E’s Board of Directors assume responsibility for tracking progress of the 2019 Wildfire Safety Plan and the additional terms of probation regarding wildfire safety, reporting in writing to the full Board at least quarterly. The court also stated that it was not going to rule at this time on whether the court has authority to extend probation and would leave that question “in abeyance.” The court did not discuss whether the Monitor reports should be made public. Members of PG&E Corporation’s Board of Directors and senior management attended site visits to the Town of Paradise on June 7, 2019 and the City of San Bruno on July 16, 2019, which were coordinated by the U.S. Probation Officer overseeing the Utility’s probation. In addition, the Compliance and Public Policy Committee, a committee of PG&E Corporation’s Board of Directors, will be responsible for tracking the Utility’s progress against the Utility’s wildfire mitigation plan, as approved by the CPUC, and compliance with the terms of the Utility’s probation regarding wildfire safety.

On July 10, 2019, the court ordered the Utility to respond to a Wall Street Journal article titled “PG&E Knew for Years Its Lines Could Spark Wildfires, and Didn’t Fix Them” on a paragraph-by-paragraph basis, stating the extent to which each paragraph in the article is accurate.  The court also ordered the Utility to disclose all political contributions made by the Utility since January 1, 2017, and provide additional explanations regarding those contributions and dividends distributed prior to filing the Chapter 11 Cases. The Utility filed its response with the court on July 31, 2019. In the response, the Utility disagreed with the Wall Street Journal article’s suggestion that the Utility knew of the specific maintenance conditions that caused the 2018 Camp fire and nonetheless deferred work that would have addressed those conditions.

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

On May 8, 2017, the CPUC released the consultant’s report, accompanied by a scoping memo and ruling that directed the CPUC to evaluate the safety recommendations of the consultant and to consider all necessary measures, including, but not limited to, a potential reduction of the Utility’s return on equity. On November 17, 2017, the CPUC issued a further scoping memo and procedural schedule that directed the Utility to file testimony addressing a number of issues including: adoption of the safety recommendations from the consultant, the Utility’s implementation process for the safety recommendations of the consultant, the Utility’s Board of Director’s actions and initiatives related to safety culture and the consultant’s recommendations, the Utility’s corrective action program, and the Utility’s response to certain specified safety incidents that occurred in 2013 through 2015.

The Utility’s testimony was submitted to the CPUC on January 8, 2018 and stated that the Utility agrees with all the recommendations of the consultant and supports their adoption by the CPUC. Other parties’ responsive testimony was submitted on February 16, 2018, followed by the Utility’s rebuttal testimony on February 23, 2018.

On November 29, 2018, the CPUC issued a decision that directed the Utility to implement the recommendations set forth in the May 2017 consultant report no later than July 1, 2019, and to submit quarterly reports on the Utility’s implementation status beginning in the fourth quarter of 2018.

On December 21, 2018, the CPUC issued another scoping memo and ruling expanding the proceeding and directing that the CPUC “will examine [PG&E’s] current corporate governance, structure, and operations to determine if the utility is positioned to provide safe electrical and gas service, and will review alternatives to the current management and operational structures of providing electric and gas service in Northern California.”

The CPUC alleged that the Utility has had “serious safety problems with both its gas and electric operations for many years” and that despite penalties and other remedial measures in connection with these problems, PG&E Corporation and the Utility have failed to develop “a comprehensive enterprise-wide approach to addressing safety.” The scoping memo outlined a number of proposals to address the CPUC’s concerns regarding PG&E Corporation’s and the Utility’s safety culture, including, but not limited to, (i) replacement of all or part of PG&E Corporation’s and the Utility’s existing boards of directors and corporate management, (ii) separating the Utility’s gas and electric distribution and transmission businesses into separate companies, (iii) reorganizing the Utility into regional subsidiaries based on regional distinctions, (iv) reconstituting the Utility as a publicly owned utility or utilities, (v) providing for entities other than the Utility to provide generation services, and (vi) conditioning the Utility’s return on equity on safety performance. The scoping memo did not propose penalties and stated that this phase “is not a punitive phase.” The Utility submitted its background filing to the CPUC on January 16, 2019 and opening comments were filed on February 13, 2019. The Utility and other parties filed reply comments on February 28, 2019. Subsequently, the CPUC held workshops on some of the topics raised in the scoping memo on April 15, 2019 and April 26, 2019.

On June 13, 2019, the CPUC issued a decision that directed PG&E Corporation and the Utility to provide information about the safety experience and qualifications of each of the directors on their boards. PG&E Corporation and the Utility provided such information on July 3, 2019. The decision also established a Commission Advisory Panel on Corporate Governance.

On June 18, 2019, the CPUC issued a ruling requesting comments from parties on four proposals that it stated may improve the safety culture of PG&E Corporation and the Utility. The four proposals are: separating PG&E into gas and electric utilities (including, as one possibility, sale of the gas assets to a third party); establishing periodic review of PG&E’s certificate of convenience and necessity; modifying or eliminating PG&E Corporation’s holding company structure; and linking PG&E’s rate of return or return on equity to safety performance metrics.

Opening comments on the ruling were filed on July 19, 2019 and reply comments were filed on August 2, 2019.

Diablo Canyon Power Plant

For more information regarding the status of the 2003 settlement agreement between the Central Coast Regional Water Quality Control Board, the Utility, and the California Attorney General’s Office, see Part I, Item 3. “Legal Proceedings” in the 2018 Form 10-K.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see the section of the 2018 Form 10-K and PG&E Corporation’s and the Utility’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements.”

PG&E Corporation’s and the Utility’s financial results could be materially affected as a result of legislative and regulatory developments.

The Utility’s financial results could be materially affected as a result of SB 901 adopted in 2018 by the California legislature. In December 2018, the CPUC opened an OIR in connection with SB 901 that will adopt criteria and a methodology for use by the CPUC in future applications for cost recovery of wildfire costs. On July 8, 2019, the CPUC issued a decision in the Customer Harm Threshold proceeding.  The CPUC decision provides that “[a]n electrical corporation that has filed for relief under chapter 11 of the Bankruptcy Code may not access the Stress Test to recover costs in an application under Section 451.2(b), because the Commission cannot determine the corporation’s ‘financial status,’ which includes, among other considerations, its capital structure, liquidity needs, and liabilities, as required by Section 451.2(b).”  This determination effectively bars PG&E Corporation and the Utility from access to relief under the Customer Harm Threshold during the pendency of the Chapter 11 Cases.  On August 7, 2019, the Utility submitted to the CPUC an application for rehearing of the decision. Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. (See “Regulatory Matters - Other Regulatory Proceedings” in Item 2. MD&A.)

In addition, SB 901 requires utilities to submit annual wildfire mitigation plans for approval by the CPUC on a schedule to be established by the CPUC.  SB 901 establishes factors to be considered by the CPUC when setting penalties for failure to substantially comply with the plan.  The Utility is unable to predict the timing or outcome of the CPUC’s review of the wildfire mitigation plan, the results of the CPUC compliance review of wildfire mitigation plan implementation, or the timing or extent of cost recovery for wildfire mitigation plan activities. Failure to substantially comply with the plan could result in fines and other penalties imposed on the Utility that could be material.  (See “Regulatory Matters - Other Regulatory Proceedings” in Item 2. MD&A.)

On July 12, 2019, the California Governor signed into law AB 1054, a bill which, among other policy reforms, provides for the establishment of a statewide fund that would be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment. Although PG&E Corporation and the Utility have delivered notice to the CPUC electing to participate in the Wildfire Fund, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s eligibility to access relief under the Wildfire Fund (which is dependent on, among other things, PG&E Corporation and the Utility emerging from Chapter 11 by June 30, 2020 and making its initial contribution thereto) and the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund are just and reasonable, subject to a disallowance cap. Failure to meet the eligibility conditions to access relief under the Wildfire Fund, including emerging from Chapter 11 by June 30, 2020 and making the initial contribution thereto, would preclude PG&E Corporation and the Utility from accessing the Wildfire Fund for future wildfire-related claims and any related benefits, including the disallowance cap.

The costs of participating in the Wildfire Fund (should the Utility be eligible to do so) are expected to exceed $6.7 billion. The Utility is currently evaluating the accounting and tax treatment of the required initial and annual contributions.  The timing and amount of any potential charges associated with shareholder contributions would also depend on various factors, including the final determination of an allocation of contributions among the Utility and California’s other large electric utility companies (San Diego Gas & Electric Company and Southern California Edison Company) and the timing of resolution of the Chapter 11 Cases. Participation in the Wildfire Fund is expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows, and there can be no assurance that the benefits of participating in the Wildfire Fund ultimately outweigh these substantial costs.

Finally, AB 1054 does not apply to wildfires with an ignition date prior to the effective date of AB 1054. PG&E Corporation and the Utility may be dependent on additional legislative measures in order to facilitate the financing of costs, expenses and other possible losses in respect of claims related to the 2018 Camp fire and the 2017 Northern California wildfires. There can be no assurance that any such legislative measures will be enacted or enacted in a form that would materially address PG&E Corporation’s and the Utility’s financing needs.

Also, in June 2018, the State of California enacted the CCPA, which will come into effect on January 1, 2020, with a 12-month look-back period requiring compliance by January 1, 2019. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The CCPA provides for financial penalties in the event of non-compliance and statutory damages in the event of a data security breach. However, California legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Failure to comply with the CCPA could result in fines imposed on PG&E Corporation and the Utility that could be material.

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

As a result of the potential application to investor-owned utilities of a strict liability standard under the doctrine of inverse condemnation, recent losses recorded by insurance companies, the risk of increased wildfires including as a result of climate change, the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire, the Utility may not be able to obtain sufficient insurance coverage in the future at a reasonable cost, or at all.  In addition, the Utility is unable to predict whether it would be allowed to recover in rates the increased costs of insurance or the costs of any uninsured losses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2019, PG&E Corporation did not make any equity contributions to the Utility. Also during the quarter ended June 30, 2019, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2019, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding.  During the quarter ended June 30, 2019, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of PG&E Corporation effective as of May 29, 2002, as amended by the Amendment dated June 21, 2019 [Conformed Copy]

10.1
Settlement Agreement, dated April 22, 2019, by and between PG&E Corporation and BlueMountain Capital Management, LLC (incorporated by reference to PG&E Corporation’s Form 8-K dated April 22, 2019 (File No. 1-12609), Exhibit 10.1)

10.2
Plan Support Agreement as to Plan Treatment of Public Entities’ Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company, the City of Clearlake, the City of Napa, the City of Santa Rosa, the County of Lake, the Lake County Sanitation District, the County of Mendocino, Napa County, the County of Nevada, the County of Sonoma, the Sonoma County Agricultural Preservation and Open Space District, the Sonoma County Community Development Commission, the Sonoma County Water Agency, the Sonoma Valley County Sanitation District and the County of Yuba (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.1)

10.3
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the Town of Paradise (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.2)

10.4
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the County of Butte (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.3)

10.5
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the Paradise Recreation & Park District (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.4)

10.6
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the County of Yuba (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.5)

10.7
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the Calaveras County Water District (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.6)

*10.8	Form of Director and Officer Indemnification Agreement

*10.9	PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of June 3, 2019

*10.10	PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective as of June 3, 2019

*10.11	Separation Agreement between Pacific Gas and Electric Company and Jesus Soto, Jr. dated June 3, 2019, revised as of June 5, 2019 and June 24, 2019

31.1	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Management contract or compensatory agreement.
**Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

/s/ JASON P. WELLS
Jason P. Wells Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

/s/ DAVID S. THOMASON
David S. Thomason Vice President, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated: August 9, 2019