Form 10-K/A
period 2019-12-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2020-03-31
CIK 1004980, 75488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ___________

Commission File Number	Exact Name of Registrant as Specified In Its Charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
001-12609	PG&E CORPORATION	California	94-3234914
001-02348	PACIFIC GAS AND ELECTRIC COMPANY	California	94-0742640

77 Beale Street P.O. Box 770000 San Francisco, California 94177 (Address of principal executive offices) (Zip Code) (415) 973-1000 (Registrant’s telephone number, including area code)	77 Beale Street P.O. Box 770000 San Francisco, California 94177 (Address of principal executive offices) (Zip Code) (415) 973-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

PG&E Corporation	Yes ☐ No ☒
Pacific Gas and Electric Company	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

PG&E Corporation	Yes ☐ No ☒
Pacific Gas and Electric Company	Yes ☐ No ☒

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of December 31, 2019, the last business day of the most recently completed fourth fiscal quarter:

PG&E Corporation common stock	$6,607 million
Pacific Gas and Electric Company common stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of March 10, 2020:

PG&E Corporation:	529,785,896 shares
Pacific Gas and Electric Company:	264,374,809 shares (wholly owned by PG&E Corporation)

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends PG&E Corporation’s and Pacific Gas and Electric Company’s (the “Utility”) combined Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2020 (the “Original Filing”). PG&E Corporation and the Utility are filing this Amendment No. 1 to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, because PG&E Corporation and the Utility do not expect to file their joint definitive proxy statement within 120 days of the end of their fiscal year ended December 31, 2019. In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, PG&E Corporation and the Utility are including with this Amendment No. 1 new certifications by their principal executive and principal financial officers; accordingly, Item 15 of Part IV has been amended to reflect the filing of these new certifications.  Item 15 of Part IV has also been amended to reflect the backstop commitment letters PG&E Corporation entered into on March 6, 2020, as reported on PG&E Corporation’s Current Report on Form 8-K dated March 10, 2020, and to reflect PG&E Corporation’s and the Utility’s entry into amendments to their debt commitment letters, as reported on PG&E Corporation’s Current Report on Form 8-K dated March 2, 2020.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and PG&E Corporation and the Utility have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and PG&E Corporation’s and the Utility’s other SEC filings.

i

TABLE OF CONTENTS

Page

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	63

ii

GLOSSARY

The following terms and abbreviations appearing in the text of this Amendment No. 1 have the meanings indicated below.  Defined terms used in this Amendment No. 1 but not defined below are defined in the Original Filing.

2006 LTIP	the PG&E Corporation 2006 Long-Term Incentive Plan
2014 LTIP	the PG&E Corporation 2014 Long-Term Incentive Plan
401(k) Plan	the PG&E Corporation Retirement Savings Plan or the PG&E Corporation Retirement Savings Plan for Union-Represented Employees
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California

Board	the Board of Directors of either PG&E Corporation or the Utility, as applicable
CD&A	the section of the Amendment No. 1 entitled “Compensation Discussion and Analysis”
CEO	the position of Chief Executive Officer
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary petitions for relief under Chapter 11, which were filed by each of PG&E Corporation and the Utility on January 29, 2019, in the Bankruptcy Court
COO	the position of Chief Operating Officer
Corporation	PG&E Corporation
Corporation Board	the Board of Directors of PG&E Corporation
CPUC	the California Public Utilities Commission
Guidelines	the Corporate Governance Guidelines adopted by the Boards of PG&E Corporation and the Utility
Independent Auditor	the independent registered public accounting firm
LTIP	the 2006 Long-Term Incentive Plan and/or the 2014 Long-Term Incentive Plan
NEO or Named Executive Officer	an officer who is listed in the Summary Compensation Table of this Amendment No. 1
NYSE	the New York Stock Exchange
NYSE American	the NYSE American stock exchange (formerly known as NYSE MKT, LLC and as the American Stock Exchange)
PEO	an officer or officers who serve as “principal executive officer” of PG&E Corporation or Pacific Gas and Electric Company, as appropriate
RSU	a restricted stock unit
SEC	the United States Securities and Exchange Commission
Section 16 Officer	any “officer” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934
STIP	the Short-Term Incentive Plan
TSR	Total Shareholder Return, measured by stock price appreciation and dividends paid, relative to companies in the Performance Comparator Group
Utility	Pacific Gas and Electric Company
Utility Board	the Board of Pacific Gas and Electric Company

iii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding executive officers of PG&E Corporation and the Utility is set forth under “Executive Officers of the Registrants” at the end of Part I of the Original Filing.

Directors

Set forth below are the name and age of each of PG&E Corporation’s and the Utility’s current directors as of March 10, 2020, and the positions held by each director with PG&E Corporation and the Utility, each director’s principal occupation and business experience during the last five years, and the year of the commencement of each director’s term as a director. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Boards of Directors of PG&E Corporation and the Utility to nominate such director for election as a director at the 2019 annual meeting of shareholders or appoint such directors to a vacancy, as the case may be, and the names of other publicly held companies of which such director serves or has served as a director in the previous five years. There are no family relationships between any director of PG&E Corporation or the Utility, executive officer of PG&E Corporation or the Utility, or person nominated or chosen to become a director or executive officer of PG&E Corporation or the Utility.

Name	Age	Director Since	Position
Richard R. Barrera	48	April 2019	Director
Jeffrey L. Bleich	58	April 2019	Director
Nora Mead Brownell	72	April 2019	Director
Cheryl F. Campbell	60	April 2019	Director
Fred J. Fowler	74	March 2012	Director
William D. Johnson	66	May 2019	CEO and President of PG&E Corporation*
Michael J. Leffell	61	April 2019	Director
Dominique Mielle	51	April 2019	Director
Meridee A. Moore	62	April 2019	Director
Eric D. Mullins	57	September 2016	Director
Kristine M. Schmidt	56	April 2019	Director
William L. Smith	62	October 2019	Director
Andrew M. Vesey	64	August 2019	CEO and President of the Utility**
Alejandro D. Wolff	63	April 2019	Director
John M. Woolard	54	October 2019	Director

*	Board of Directors of PG&E Corporation and the Utility
**	Board of Directors of the Utility only

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

Jeffrey L. Bleich has served as a member of the Boards of PG&E Corporation and the Utility since April 2019 and is the Utility Board’s independent non-executive Chair. Mr. Bleich is an attorney and serves as Court-appointed Special Master, and mediator for  the United States District Courts.  Mr. Bleich was a partner in the San Francisco, CA office of Dentons US LLP (a multinational law firm) from 2016 to April 2019 specializing in cybersecurity, technology, and complex disputes. Mr. Bleich served as a member of the Senior Advisory Group to the Director of National Intelligence from 2014 to 2016. Mr. Bleich served as U.S. Ambassador to Australia from 2009 to 2013 and also as Special Counsel to President Obama in the White House from 2008 to 2009. Mr. Bleich previously was a long-time partner at the California law firm Munger, Tolles & Olson LLP, where he was recognized as one of California’s leading lawyers, litigating a variety of complex civil cases and landmark state and U.S. Supreme Court pro bono cases. Mr. Bleich is a member of the board of Nuix Pty. Ltd (from 2017 to present). Mr. Bleich serves on several non-profit boards, including as Chair of the Fulbright Foreign Scholarship Board (appointed by President Obama), and the Jeff Bleich Centre on Digital Technology, Security, and Governance at Flinders University.

Mr. Bleich has over three decades of experience resolving complex domestic and international disputes and specializing in cybersecurity. In addition to his legal and public sector experience, Mr. Bleich has led the boards of numerous public and private organizations, including as the Chair of the California State University Board of Trustees, President of the California State Bar, Chair of the ABA’s Amicus Curiae Committee, Director of the White House Commission on Youth Violence, President of the Bar Association of San Francisco, and a member of the Governor’s International Trade and Investment Council. Mr. Bleich is a long-time California resident.

Nora Mead Brownell has served as a member of the Boards of PG&E Corporation and the Utility since April 2019 and is the Corporation Board’s independent non-executive Chair. Ms. Brownell is the Co-Founder of Espy Energy Solutions LLC (an energy consulting group that provides strategic planning, marketing, business planning, and other consulting services to energy utilities, equipment manufacturers, service providers and financial institutions evaluating energy investments). She served as a member of the boards of National Grid (2012 to April 2019) and of Spectra Energy Partners (2007 to 2018). Ms. Brownell previously also served on the boards of Tangent (2000 to April 2019) and Converge Inc. (2007 to 2014), and of Oncor, Inc. (2007 to 2014). Ms. Brownell is currently serving on the Morgan Stanley Infrastructure Advisory Board and as a director of Mead Family Investments (previously Times Publishing Co.) (1996 to present), and she previously served as a member of the Direct Energy Advisory Board (2014 to 2017) and of New World Capital Strategic Advisory Council (2011 to 2016).

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

Cheryl F. Campbell has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is currently a consultant, providing safety and leadership consulting in the utility and energy industries. Ms. Campbell spent 13 years at Xcel Energy, Inc. (utility supplier of electric power and natural gas service operating in eight Western and Midwestern states), most recently serving as the Senior Vice President, Gas and President and CEO of West Gas Interstate (a FERC-regulated pipeline owned by Xcel Energy) from 2011 to 2018. Prior to Xcel Energy Inc., Ms. Campbell worked for approximately 20 years at Coastal Corporation (El Paso Corporation) (provider of natural gas and related energy products) where she held various roles, including director. Ms. Campbell currently serves as a board member of Hoffman Southwest (a private equity-owned provider of water flow inspection, repair and cleaning services company) (2018 to present), board member and Vice Chair of Gold Shovel Association (February 2020 to present), and a member of the advisory board of JANA technologies (January 2020 to present). Ms. Campbell previously served as a member of the Engineering Advisory Committee of the University of Colorado College of Engineering, a member of the Gas Pipeline Advisory Committee to the Department of Transportation and a member of the Colorado Oil and Gas Association Board.  Ms. Campbell is an NACD Governance Fellow.

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

Fred J. Fowler has served as a member of the Boards of PG&E Corporation and the Utility since March 2012. He is the retired Chairman of the Board of Spectra Energy Partners, LP (a master limited partnership that owns natural gas transmission and storage assets). In addition to serving on the Boards of PG&E Corporation and the Utility, Mr. Fowler has also been serving as a member of the boards of Ovintiv, Inc. (formerly Encana Corporation) (a natural gas producer) since 2010 and of DCP Midstream Partners, LP (a master limited partnership that owns, operates, acquires, and develops midstream energy assets) since 2015. Previously, in addition to serving as Chairman of the Board of Spectra Energy Partners, LP (2008 to 2013) and as a member of the Board of Spectra Energy Partners, LP (2008 to 2017), Mr. Fowler was President and CEO of Spectra Energy Corp (a natural gas gathering and processing, transmission and storage, and distribution company) (2006 to 2008) and served as a director of that company. Before that, he held various executive positions with Duke Energy Corporation (gas and electric energy company) and its subsidiaries and predecessor companies, including President and COO of Duke Energy. Mr. Fowler is the former Chairman of the Board of the Interstate Natural Gas Association of America and a former director of the Gas Research Institute, the Gas Technology Institute, and the Institute of Nuclear Power Operations.

Mr. Fowler brings extensive knowledge and over 45 years of experience in utility company operations, including safety, natural gas and gas liquids production, transportation and marketing, and electricity generation, transmission and distribution. He brings leadership, management, and business skills developed as an executive and a director of numerous public and privately held companies.

William D. Johnson is the CEO and President of PG&E Corporation (May 2019 to present), and is a member of the PG&E Corporation Board (May 2019 to present) and the Utility Board (June 2019 to present). Mr. Johnson served as President and CEO of the Tennessee Valley Authority (TVA) from 2013 to April 2019. Prior to his tenure at the TVA, Mr. Johnson was the Chairman, President and CEO of Progress Energy.

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

Mr. Johnson serves on the board of the Nuclear Energy Institute (2017 to present) and previously served on the boards of the Institute of Nuclear Power Operations (2013 to 2019), the Nuclear Electric Institute Limited (2012 to 2019), and the World Association of Nuclear Operations (2015 o 2019).

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

Dominique Mielle has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is a former Partner and Senior Portfolio Manager at Canyon Partners LLC (an investment manager that specializes in value-oriented special situation investments for institutional investors). In addition to serving on the Boards of PG&E Corporation and the Utility, Ms. Mielle has also been serving as a member of the boards of Anworth Mortgage Asset Corporation (a mortgage REIT investment firm) since 2018, of Studio City International since 2018, and of Tiptree Inc. (a holding company combining insurance operations and investment management capabilities) since January 2020. Ms. Mielle was a partner and senior portfolio manager at Canyon Partners, where she worked from 1998 to 2017. Before 1998, she worked at various investment banks, including Libra Investments, Lehman Brothers and Credit Lyonnais.

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

Meridee A. Moore has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is the Founder, CEO and Chief Investment Officer of Watershed Asset Management (a San Francisco-based alternative asset manager).  Before returning capital in 2017, Watershed managed institutional capital, primarily for endowments, foundations and pension funds. In addition to serving on the Boards of PG&E Corporation and the Utility, Ms. Moore serves on the board of Blackrock Capital Investment Corporation (2017 to present), a public business development corporation that makes loans to middle market companies.  She serves on the Audit and Governance Committees of the BCIC boards. Ms. Moore also serves on the board of Nextgen Climate America (a California-based climate policy non-profit) (2014 to present) and as a director on the advisory board of Fiduciary Counselling Inc., a private investment firm (2018 to present).  Ms. Moore has served as a trustee of Right to Play International (2003 to 2018), Right to Play US (2004 to 2019) and Grace Cathedral (2011 to 2018). Ms. Moore also served on the boards of Morgans Hotel Group (2005 to 2007) and AMF Bowling Worldwide (2001 to 2003). Before founding Watershed Asset Management, Ms. Moore was a Partner and Portfolio Manager at Farallon Capital Management (a global institutional investment firm). Prior to Farallon, Ms. Moore worked in Lehman Brothers’ investment bank and was a corporate law attorney at Simpson Thacher and Bartlett.

Ms. Moore has over 25 years of investment, corporate finance and public board experience over a wide range of industries. She was the founder and CEO of an SEC registered investment adviser where she was responsible for all investment, operating and compliance functions.  She has participated in several complex restructurings, including leading an innovative financing during the first PG&E bankruptcy in 2001.  She has also overseen investments in turnarounds with complex regulatory, labor and commodity issues, including Northwest Airlines, United Airlines, Clear Chanel Communications, United Companies Financial Corporation and Calpine Corporation. She has also supervised the implementation of community safety protocols in her role on the Board of Right to Play and AMF.  She is a 29 year San Francisco resident.

Eric D. Mullins has served as a member of the Boards of PG&E Corporation and the Utility since September 2016. He has been the Co-CEO of Lime Rock Resources, L.P. (a private equity investment firm that acquires, operates, and improves oil and natural gas properties in the U.S.) since 2005. In addition to serving on the Boards of PG&E Corporation and the Utility, Mr. Mullins has also been serving as member of the board of Valero Energy Corporation (January 2020 to present) and served as a member of the board of Anadarko Petroleum Company (an independent oil and natural gas exploration and production company) from 2012 to 2019. Prior to co-founding Lime Rock Resources, L.P. in 2005, Mr. Mullins worked in the investment banking division of Goldman Sachs & Co. for 15 years, most recently as managing director in the firm’s Energy and Power Group, where he led numerous financing, structuring, and strategic advisory transactions for public and private oil and gas exploration and production companies. Mr. Mullins currently serves as a member of the Baylor College of Medicine Board of Trustees.

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

Kristine M. Schmidt has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. She is a former Chief Executive Officer of Peak Utility Services Group. Ms. Schmidt was the President, founder and owner of Swan Consulting Services (a consulting company that provides strategic, regulatory and advisory services to utilities and equipment and services related businesses in the electricity and natural gas utility industry) from 2015 to 2018. Before that, she was President of ITC Great Plains and Vice President at ITC Holdings. Ms. Schmidt served as a member of the Western Energy Imbalance Market (WEIM) Governing Body in the western region. Ms. Schmidt also served on the board of Peak Utility Services Group in 2018.

Ms. Schmidt has over 35 years of experience in the electricity industry, having worked for and consulted with some of the largest public utilities throughout the United States. Over the last 25 years, Ms. Schmidt’s experience was primarily in the regional wholesale market arena and high voltage transmission development and regulatory and public policies. The regional wholesale markets are critical across the United States to efficiently and cost-effectively integrate large scale renewables while providing a competitive platform for wholesale energy trading. Ms. Schmidt has served as a FERC Commissioner Advisor, addressing national policies and reforms resulting from the California Energy Crisis and FERC’s expanded authority from the Energy Policy Act, among other key policy issues. Ms. Schmidt was the Chair of the inaugural (WEIM) Governing Body and was a member of the Governing Body which had governance responsibility over the wholesale energy imbalance market in the western region, including California. Ms. Schmidt was previously CEO of Peak Utility Services Group, a leading utility construction service provider. She was also a corporate officer with the nation’s largest independent high voltage transmission company, ITC Holdings Corporation, and the President of ITC Great Plains. Ms. Schmidt has also held various senior management responsibilities for public utilities, including Xcel Energy.

William L. Smith has served as a member of the Boards of PG&E Corporation and the Utility since October 2019.  He also served on the board of directors of Oclaro Corporation (manufacturer and seller or optical components) from 2009 through 2018, and on the advisory boards of ASOCS Ltd. (developer of on-premise cloud solutions for industries such as retail, real estate, hospitality, sports, and entertainment), Tillman Infrastructure (cellular tower and telecom infrastructure), and Blue Ridge Networks (software for remote access cybersecurity systems and solutions).

Mr. Smith is the retired President of AT&T Technology Operations at AT&T Services, Inc. where he spent 37 years with the telecommunications service provider and its predecessor companies. He held a number of senior officer positions at AT&T, including President of Network Operations where he oversaw data center and information technology operations, DIRECTV field operations, and planning, engineering, construction, provisioning and maintenance for the company’s wireless and wireline networks. He also served as Executive Vice President of Shared Services for AT&T and Chief Technology Officer for Bell South Corp. Mr. Smith brings a comprehensive focus on large-scale integration and modernization of vast infrastructure networks, an ability to identify and leverage new technologies to meet future businesses needs, and a track record of delivering on commitments to public and employee safety.

Andrew M. Vesey is the CEO and President of the Utility (August 2019 to present) and also is a member of the Utility Board (September 2019 to present).  He brings more than 42 years of diverse utility industry experience to PG&E, including several roles as chief executive officer at major energy companies.  Prior to joining PG&E, Vesey served as the Managing Director and Chief Executive Officer of Sydney-based AGL Energy Limited (an integrated Australian energy company serving about 3.7 million electric and natural gas customers and operating 20 percent of the country’s power generation capacity) from 2015 to 2018, and also served on AGL’s board of directors during that time. As AGL’s top leader, Vesey committed to closing all of the company’s coal-fired generation by 2050.

Before AGL, he also served in a number of successively greater leadership roles at energy companies such AES Corporation, where he was the Chief Operating Officer, and Entergy Corporation and Niagara Mohawk Power Corporation, both where he served as a senior leader. Vesey also spent a number of years as an energy industry consultant and leader at firms that included FTI Consulting and Ernst & Young. He also served as Managing Director and Chief Executive Officer of Melbourne-based CitiPower in Australia. Vesey began his career as a system planning engineer at Consolidated Edison in his native New York.

Alejandro D. Wolff has served as a member of the Boards of PG&E Corporation and the Utility since April 2019. In addition to serving on the Boards of PG&E Corporation and the Utility, Mr. Wolff currently serves as a member of the boards of Albemarle Corporation (a public specialty chemicals company) since 2015, and Frontier Airlines since 2019, and JetSMART Holdings Limited (a private airline operating in South America).  He was Lead Independent Director of Versum Materials (a public specialty chemicals company) from 2016 to 2019 and was a former Managing Director of Gryphon Partners (a global advisory firm focused on emerging and frontier markets). Mr. Wolff served in the U.S. State Department for 34 years, including tours as the U.S. Ambassador to the Republic of Chile from 2010 to 2013 and the U.S. Ambassador to the United Nations from 2005 to 2010. Mr. Wolff currently also serves since 2017 as a board member of. Mr. Wolff is an advisory board member of the Counter Extremism Project.

Mr. Wolff brings decades of experience in high-level political, economic, and security issues from his 34-year career in the U.S. State Department. As Ambassador to the Republic of Chile, Mr. Wolff promoted U.S.-origin renewable energy alternatives for Chile, including solar power. Mr. Wolff currently serves as on Albemarle’s Health, Safety & Environment Committee and chairs its Compensation Committee.   He has wide-ranging experience managing natural disaster, conflict, and terrorist-response situations, and a successful negotiating record of bridging differences among numerous constituencies with competing interests. He brings considerable knowledge of clean energy, sustainability, renewable energy and electricity storage, as well as industrial safety.  Mr. Wolff was a long-term resident of California, graduated from the University of California, Los Angeles, and continues to have close ties to California.

John M. Woolard has served as a member of the Boards of PG&E Corporation and the Utility since October 2019.  Prior to that time, he served as Vice President, Energy, for Google, Inc. (from 2014 to 2016). He also serves on the advisory board of the University of California, Berkeley’s Energy and Climate Initiative, and is a Senior Fellow at the World Resources Institute and a Crown Fellow at the Aspen Institute.

Mr. Woolard is Chief Executive Officer of Meridian Energy, an energy consulting and asset acquisition company, and a Senior Operating Partner at San Francisco-based Activate Capital. He has more than 20 years of experience as an executive in the energy technology sector. Mr. Woolard previously served as the President and Chief Executive Officer of BrightSource Energy, where he led the development, construction, and commissioning of large scale solar projects in California. He also served as Chief Executive Officer of Silicon Energy Corp, was Vice President of Energy at Google, and headed the Energy Management Solutions Group at Itron Inc. Mr. Woolard brings extensive experience in developing world-class clean energy projects, a technological background and understanding of software and grid modernization solutions, and is well versed in California’s regulatory and policy goals. He is a long-time California resident.

Website Availability of Code of Ethics, Corporate Governance and Other Documents

The following documents are available both on the Corporate Governance section of PG&E Corporation’s website (www.pgecorp.com/corp/about-us/corporate-governance.page) and on the Utility’s website (www.pge.com/en_US/about-pge/company-information/company-information.page, under the Corporate Governance tab): (1) the PG&E Corporation and the Utility’s codes of conduct (which meet the definition of “code of ethics” of Item 406(b) of the SEC Regulation S-K) adopted by PG&E Corporation and the Utility and applicable to their directors and employees, including their respective Chief Executive Officer and Presidents,  Chief Financial Officers, Controllers and other executive officers, (2) PG&E Corporation’s and the Utility’s respective corporate governance guidelines, and (3) key Board committee charters, including charters for the companies’ Audit Committees and the PG&E Corporation Nominating and Governance Committee and Compensation Committee.

If any amendments are made to, or any waivers are granted with respect to, provisions of the code of ethics adopted by PG&E Corporation and the Utility and that apply to their respective Chief Executive Officer and Presidents, Chief Financial Officers, or Controllers, PG&E Corporation and the Utility will post the amended code of ethics on their websites and will disclose any waivers to the code of ethics in a Current Report on Form 8-K.

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

Audit Committees and Audit Committee Financial Expert

The Boards of PG&E Corporation and the Utility have established standing Audit Committees in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committees of the Boards of PG&E Corporation and the Utility oversee and monitor the following areas for these companies and their controlled subsidiaries and affiliates:

●	Integrity of the company financial statements, and financial and accounting practices;
●	Internal control over financial reporting, and external and internal auditing programs;
●	Selection and oversight of the companies’ Independent Auditor;
●	Compliance with legal and regulatory requirements, in concert with other Board committees;
●	Related party transactions; and
●	With the assistance of other Board committees, risk management and assessment.

The Audit Committees of PG&E Corporation and the Utility are currently composed of four directors: Richard R. Barrera, Dominique Mielle (Chair), Eric D. Mullins and Kristine M. Schmidt. The Audit Committees met nine times during 2019. The Boards of PG&E Corporation and the Utility have adopted formal charters that set forth their respective Audit Committee’s duties and responsibilities; current copies of the charters are available online through the Corporate Governance section of PG&E Corporation’s website (www.pgecorp.com/corp/about-us/corporate-governance.page) or the Company Information section of the Utility’s website (www.pge.com/en_US/about-pge/company-information/company-information.page, under the “Get more information about our corporate governance practices” link), as appropriate.

The Audit Committees are composed entirely of independent directors, as defined in PG&E Corporation’s and the Utility’s Guidelines, as applicable, and the Audit Committee’s charters. In addition, the Audit Committees are composed entirely of independent directors, as required and defined by the NYSE.

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

The Compensation Committee periodically reviews the amount and form of compensation paid to non-employee directors of PG&E Corporation and the Utility. As part of this review, the Compensation Committee reviews the compensation provided to the companies’ non-employee directors as compared to other comparable U.S. peer companies (including both other utilities and companies within the S&P 250), with the objective of ensuring that non-employee director compensation is:

●	Market-competitive in terms of annual compensation value, and

●	Consistent with emerging market practices and trends.

As a result of the challenges presented by the Chapter 11 Cases, in 2019, the companies undertook changes to their non-employee director compensation programs.  As approved by the Bankruptcy Court, in lieu of stock-based compensation, a replacement equity award was granted to non-employee directors, which was granted at a specified dollar value and will be settled in post-reorganization equity of PG&E Corporation immediately following emergence from Chapter 11.  The replacement equity award value was based upon the stock-based compensation paid to non-employee directors prior to commencement of the Chapter 11 Cases. Consistent with prior years, in 2019, cash compensation in the form of a retainer was paid to non-employee directors for service on the Boards and their committees, prorated for their start date.  In determining the amounts and forms of compensation for 2019, the Compensation Committee considered Pay Governance LLC’s (“Pay Governance”) benchmark analyses of director compensation at the compensation peer group used for the NEOs and S&P 250 companies and Willis Towers Watson’s analysis of director compensation at companies undergoing Chapter 11 restructuring.

2019 Director Compensation

The following table summarizes the principal components of compensation paid or granted to individuals for their service as non-employee directors of PG&E Corporation and the Utility during 2019.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard R. Barrera	98,243			64	98,307
Jeffrey L. Bleich	108,792			64	108,856
Nora Mead Brownell	159,891			1,064	160,955
Frederick W. Buckman(5)	67,099			56	67,155
Cheryl F. Campbell	98,243			64	98,307
Fred J. Fowler	120,000			96	120,096
Michael J. Leffell	98,243			64	98,307
Kenneth Liang(6)	49,864			40	49,904
Dominique Mielle	123,627			1,064	124,691
Meridee A. Moore	101,869			1,064	102,933
Eric D. Mullins	120,000			96	120,096
Kristine M. Schmidt	98,243			64	98,307
William L. Smith	26,740			16	26,756
Alejandro D. Wolff	87,363			64	87,427
John M. Woolard	26,740			16	26,756
Lewis Chew(7)	46,705			32	46,737
Richard C. Kelly(8)	69,164			32	69,196
Roger H. Kimmel(9)	5,250			8	5,258
Richard A. Meserve(7)	37,089			32	37,121
Forrest E. Miller(7)	46,705			32	46,737
Benito Minicucci(7)	32,968			32	33,000
Rosendo G. Parra(7)	32,968			32	33,000
Barbara L. Rambo(7)	37,089			32	37,121
Anne Shen Smith(7)	35,256			32	35,288

(1)
Represents receipt of retainers described below following this table. During 2019, the Boards of PG&E Corporation and the Utility were substantially refreshed. All directors named in the table only served for a portion of 2019, with the exceptions of Mr. Fowler and Mr. Mullins. The following former directors resigned in April 2019: Mr. Chew, Mr. Kelly, Dr. Meserve, Mr. Miller, Mr. Minicucci, Mr. Parra, Ms. Rambo, and Ms. Smith. Also in April 2019, the following directors were elected: Mr. Barrera, Mr. Bleich, Ms. Brownell, Mr. Buckman, Ms. Campbell, Mr. Leffell, Mr. Liang, Ms. Mielle, Ms. Moore, Ms. Schmidt, and Mr. Wolff. Subsequently, Mr. Liang and Mr. Buckman resigned in September 2019 and November 2019, respectively, and Mr. Smith and Mr. Woolard were elected in October 2019.

(2)
No RSUs were granted in 2019.  In lieu of the standard annual award of RSUs provided by the LTIP, non-employee directors were granted replacement stock awards, currently denominated in cash but which will settle in shares of post-emergence PG&E Corporation common stock.  The aggregate number of stock awards outstanding for each non-employee director at December 31, 2019 was: Mr. Chew 1,416, Mr. Kimmel 2,302, Dr. Meserve 6,005, Mr. Parra 1,416, and Ms. Rambo 8,712. For more information on stock-based awards, please see description of “Non-Employee Director Stock-Based Compensation.”

(3)	No stock options were granted in 2019. No option awards were outstanding at December 31, 2019.

(4)
Represents (i) premiums paid for accidental death and dismemberment insurance, and (ii) matching gifts, paid or payable for 2019, to qualified organizations pursuant to the Matching Gifts Program, which establishes a set fund for matching eligible gifts made by employees and directors on a dollar-for-dollar basis, up to a total of $1,000 per calendar year per individual, as follows: Ms. Brownell $1,000, Ms. Moore $1,000, and Ms. Mielle $1,000.

(5)	Mr. Buckman resigned on November 12, 2019.

(6)	Mr. Liang resigned on September 7, 2019.

(7)	Mr. Chew, Dr. Meserve, Mr. Miller, Mr. Minicucci, Mr. Parra, Ms. Rambo and Ms. Smith resigned on April 9, 2019.

(8)	Mr. Kelly resigned on April 22, 2019.

(9)	Mr. Kimmel resigned on January 14, 2019.

Non-Employee Director Total 2019 Compensation Summary

Annual Retainer	Per Quarter	Annual
Non-Employee Directors(1)	$30,000	$120,000
Corporation Chair of the Board	$25,000 additional	$100,000 additional
Utility Chair of the Board(1)	$7,500 additional	$30,000 additional
Committee Chair Additional Retainers
Audit Committees(1)	$12,500	$50,000
Compensation Committee	$5,000	$20,000
Other Permanent Standing Committees(1)	$3,750	$15,000
Special Committee Additional Retainer
As determined by the applicable Board (none paid during 2019)
Annual Equity Award
Non-Employee Directors	n/a	$140,000
Corporation Chair of the Board(1)	n/a	$80,000 additional
Per-Meeting Fees
No meeting fees for attendance at Board, Board committee, or shareholder meetings
Special Committee Per-Meeting Fees(1)
As determined by the applicable Board (none paid during 2019)

(1)	No additional retainer will be paid by the Utility for any quarter during which the director is paid a retainer from the Corporation for the same role.

Retainers and Fees

Retainers and fees were paid as described in the above summary table. Any director who serves on the PG&E Corporation Board, Audit Committee, Executive Committee, or Safety and Nuclear Oversight Committee does not receive additional retainers for concurrent service on the Utility Board, Audit Committee, Executive Committee, or Safety and Nuclear Oversight Committee, as applicable.

Non-Employee Director Stock-Based Compensation

Under the 2014 LTIP, each non-employee director of PG&E Corporation is entitled to receive annual awards of stock-based compensation. Pursuant to the terms of the 2014 LTIP, as approved by PG&E Corporation’s shareholders, the annual value of equity awards provided to any one non-employee director is limited to $400,000 in any calendar year. Such annual awards historically have been comprised of RSUs with a total aggregate value of $140,000, except that the value of the RSUs historically awarded to the PG&E Corporation Chair of the Board is $220,000. Such awards are granted following a non-employee director’s election to the Board of Directors of PG&E Corporation at the annual shareholder meeting, are vested at the earlier of the end of the recipient director’s annual elected term or one year after the date of grants, and are settled in shares of PG&E Corporation common stock.

After the filing of the Chapter 11 Cases, LTIP awards to non-employee directors were suspended. Following consultation with the Compensation Committee’s consultants, the Compensation Committee recommended, and the PG&E Corporation Board approved, equity-based awards for 2019 to replace the standard annual RSU award provided by the LTIP. The Bankruptcy Court approved the granting of such awards on October 19, 2019 and the awards were granted effective November 13, 2019, consistent with the Equity Grant Date Policy (as defined below). These replacement stock awards have the same total aggregate value as the standard annual non-employee director RSUs provided for under the LTIP, with the exception of grants awarded to Messrs. Smith and Woolard, who joined the Board after the June 2019 annual meeting and thus each received a pro-rated aggregate value of $105,000. These 2019 replacement stock awards vest on the later of June 22, 2020 and the date of PG&E Corporation’s emergence from Chapter 11. The aggregate value of the stock awards will be converted into units with a value equal to a share of PG&E Corporation common stock upon PG&E Corporation’s emergence from Chapter 11 and settled in shares of post-emergence PG&E Corporation common stock. If a non-employee director separates from service prior to the normal vesting date, the replacement stock award will be forfeited except in the event of (i) the recipient’s death or Disability (within the meaning of Section 409A of the Internal Revenue Code), (ii) the recipient’s resignation in connection with or in anticipation of the confirmation of PG&E Corporation’s Chapter 11 plan of reorganization, (iii) PG&E Corporation’s Nominating and Governance Committee’s approval of vesting in connection with the recipient’s resignation or removal, or (iv) the recipient’s ceasing to be on the Board following a Change in Control (as defined in the 2014 LTIP) for any reason; provided, however, that if the recipient has a Separation from Service (as defined in the 2014 LTIP) due to a pending Disability determination, forfeiture will not occur until a finding that such Disability has not occurred.

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

Deferral of Retainers and Fees

Under the PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, directors of PG&E Corporation and the Utility may elect to defer all of their retainers, all of their meeting fees (if any), or both. Directors who participate in the Deferred Compensation Plan may elect either to (1) convert their deferred compensation into common stock equivalents, the value of which is tied to the market value of PG&E Corporation common stock, or (2) have their deferred compensation deemed to be invested in the AA Utility Bond Fund (which is described in the narrative following the “Non-Qualified Deferred Compensation—2019”). All participating directors have elected to convert their deferred compensation into common stock equivalents, which are reflected in the “Security Ownership of Management” table in the “Common Stock Equivalent” column.

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

The Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on its review, discussion with management and advice from Pay Governance, independent advisor to the Committee, the Compensation Committee has recommended to the Boards of PG&E Corporation and the Utility that the “Compensation Discussion and Analysis” section be included in this Part III.

March 24, 2020

Meridee A. Moore, Chair
William L. Smith
Alejandro D. Wolff

The three names listed above reflect the composition of the Compensation Committee as of March 24, 2020, the date of this Compensation Committee report.

IV.  Compensation Discussion and Analysis

This CD&A describes the companies’ compensation philosophy, executive compensation program, how the NEOs were compensated in 2019 and how that compensation may change in 2020. The CD&A discusses:

1.	Performance and Pay Highlights

2.	Compensation Program Objectives and Competitive Market Review

3.	Risk and Governance Approach

4.	2019 NEO Compensation Structure

5.	2020 NEO Compensation Structure

6.	Committee Conclusion

Detailed information regarding 2019 NEO compensation can be found in the Executive Officer Compensation Information section following this CD&A.

1.  PERFORMANCE AND PAY HIGHLIGHTS

Corporate Performance Overview

2019 was a turbulent and eventful year in the history of the companies. It began with PG&E Corporation and the Utility’s (together, “PG&E”) January 29, 2019 filing of a voluntary petition for relief under Chapter 11 to address, among other things, liabilities associated with devastating wildfires in recent years.  The year ended with the companies reaching settlements with three key creditor constituencies holding wildfire-related claims, an election to participate in the Wildfire Fund, the filing of a Proposed Plan (which was later amended) and the securing of key financing commitments.

In April 2019, the Boards of both PG&E Corporation and the Utility were substantially refreshed, with 11 new directors joining two continuing directors, and eight incumbent directors stepping down.  Two of the new directors subsequently resigned, and two new additional directors joined the Boards later in 2019.  Each Board also appointed a new Chief Executive Officer and President—William D. Johnson for PG&E Corporation, and Andrew M. Vesey for the Utility.

At the operational level, the Utility enhanced and continued to deliver on the goals in its Community Wildfire Safety Program. The Utility completed extensive work to further strengthen electric infrastructure, increase safety, and reduce wildfire risk—while also taking the extraordinary measure to shut off power during extreme weather events to mitigate wildfire risk pursuant to the Utility’s Public Safety Power Shutoff (“PSPS”) program that was approved by the California Public Utilities Commission (“CPUC”).

This operating environment produced unprecedented financial challenges, with significant consequences for executive compensation. We reported GAAP losses for 2019 driven primarily by pre-tax charges of $11.9 billion for costs related to the 2015 Butte fire, 2017 Northern California wildfires and the 2018 Camp fire, net of insurance, as well as $773 million of electric asset inspection and repair costs and $199 million of costs related to PG&E Corporation and the Utility’s reorganization cases under Chapter 11. PG&E Corporation’s stock price fluctuated widely in response to these and other factors but remained sharply below previous values, resulting in negative shareholder returns on a one-, three-, and five-year basis.

As a result of this underperformance, performance-based compensation awards that were tied to 2017-2019 relative total shareholder return (“TSR”) resulted in no payout; outstanding stock options remain currently entirely underwater, and unvested 2018 restricted stock unit (“RSU”) grants are worth approximately 26 percent of grant date market value as of December 31, 2019.

Once the new Compensation Committee (“Committee”) of the PG&E Corporation Board was appointed in April 2019, it undertook a review of the 2019 short-term performance measures and metrics that had recently been approved by the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the broad employee population.  Most NEOs were ineligible to participate in the approved 2019 Short-Term Incentive Plan (“STIP”).

In order to prioritize wildfire safety for senior executives, the Compensation Committee imposed a Public Safety Index (“PSI”) Modifier which would adjust the executives’ performance score downwards, and thus reduce payouts, for certain senior executives who are “insiders” under the Bankruptcy Code (the “Chapter 11 Insiders”), including the two newly elected CEOs, if certain wildfire safety metrics were not achieved. The Companies filed motions to approve short- and long-term compensation arrangements for senior executives (including the NEOs), the Key Employee Incentive Program (“KEIP”), and motions to approve short- and long-term compensation for both CEOs. Both plans included the PSI Modifier.  The Bankruptcy Court approved the 2019 compensation arrangements for the two CEOs but declined to approve the KEIP.  As a result, certain of our executives’ realized pay for 2019 was limited to base salary, with no performance based compensation, and thus was significantly below that of their utility industry peers.

We remain committed to providing safe, reliable, affordable and clean electric and gas services. The safety of our communities, our customers, and our employees are of utmost importance to us. We believe that the initiatives we took in 2019 will position PG&E Corporation and the Utility to continue to improve safety and operational effectiveness in 2020 as we work to become the kind of enterprise our customers expect and deserve.

In 2020, in response to the legislative mandates of Assembly Bill (“AB”) 1054 and suggestions from the CPUC, the Committee led a significant redesign of the companies’ compensation programs.  The 2020 short- and long-term incentive plans prioritize customer welfare and public safety, while also emphasizing financial stability.  By and large, they are outcome- not activity-based, and results are objective and verifiable. The Committee and the companies believe these new programs, which are currently awaiting approval from the Bankruptcy Court, not only comply with AB 1054, but will lead the industry by focusing on risk mitigation and incentivizing the companies’ specific public safety and customer welfare objectives.

Short-Term Performance and Pay

The STIP is the annual cash incentive plan for certain employees of PG&E Corporation and the Utility. Performance is measured against targets previously approved by the prior Compensation Committee.

2018 STIP Awards

For 2018 STIP awards, which would otherwise have been payable in 2019, management recommended that the prior Compensation Committee exercise its discretion and reduce the overall performance score to zero, based on a review of overall performance in light of the devastating 2018 Camp fire, the hardships incurred by various communities and others, and the companies’ financial circumstances including the need to seek relief under Chapter 11. The prior Compensation Committee and Boards accepted the recommendation and no 2018 STIP awards were paid.

2019 STIP Awards and CEO Incentives

On August 30, 2019, the Bankruptcy Court declined to approve a motion which would have allowed Chapter 11 Insiders to participate in the proposed KEIP approved by the Committee. However, Messrs. Welsch and Christopher were STIP participants prior to their becoming executive officers (and Chapter 11 Insiders) and therefore received quarterly STIP payments in 2019. Upon becoming Chapter 11 Insiders, Messrs. Welsch, effective April 13, 2019 and Christopher, effective October 1, 2019, were ineligible for further STIP payments.  Mr. Christopher is no longer with the Utility.

Under compensation arrangements that were approved by the Bankruptcy Court, the CEOs’ 2019 performance shares were qualified by the same performance measures and targets as the 2019 broad employee STIP, with two exceptions: they were measured (and earned) annually, not quarterly, and were subject to the PSI Modifier, which was imposed by the Committee to ensure payouts would be reduced if important Electric Operations wildfire targets were not met.  For details regarding the PSI Modifier, please see the discussion under “Annual Equity Incentives Granted in 2019.”

2019 SHORT-TERM INCENTIVE AND CEO PLAN RESULTS

Performance Component	Component Weight	STIP Score (Welsch & Christopher)	Corporation CEO Score (Johnson)	Utility CEO Score (Vesey)
Safety	65%	1.362	1.345	1.417
Customer	10%	1.477	1.470	1.477
Financial	25%	0.603	0.000	0.000
Overall	100%	1.184	1.021	1.069

●	Overall safety performance, as measured with respect to certain pre-set compliance, employee, and operational safety activities, exceeded target.

●
Customer performance as measured by Escalated Customer Complaints was above target. Financial performance as measured by Adjusted Non-GAAP Earnings From Operations was above the threshold in the case of the STIP but not the CEO programs.[1]

●	Because the Electric Operations measures of system hardening and enhanced vegetation management met their targets, the PSI Modifier was not applied to the CEOs’ performance scores.

The final overall performance score for the 2019 STIP was 1.184.

The score for Mr. Johnson’s 2019 annual equity incentive was based on STIP performance results from April 1, 2019 through December 31, 2019, resulting in a final performance score of 1.021. As stated above, since the PSI Modifier was above target, the performance score was not reduced by the PSI Modifier.

The score for Mr. Vesey’s 2019 annual equity incentive was based on STIP performance results from July 1, 2019 through December 31, 2019, resulting in a final performance score of 1.069. As stated above, because the PSI Modifier was above target, the performance score was not reduced by the PSI Modifier.

Long-Term Performance and Pay – 2017 Performance Results

Our equity-based incentive plan, the Long-Term Incentive Plan (“LTIP”), is designed to link executive performance to long-term shareholder returns, safety and financial performance. Awards historically consisted of (1) performance shares which cliff-vest following a three-year performance period, (2) RSUs with time-based vesting, and (3) stock options with time-based vesting (granted in 2018 only).

1 “Adjusted Non-GAAP Earnings from Operations,” a non-GAAP financial measure, represents Non-GAAP Earnings from Operations as further adjusted to ensure performance is measured in a manner consistent with the methodology used to establish the applicable STIP target. The methodology adjusts for drivers that are subject to volatility associated with the Chapter 11 Cases by removing any favorable or unfavorable budget variances related to operating interest, Allowance for Funds Used During Construction (AFUDC), capital structure, or other large favorable or unfavorable variances (defined as $10 million or more per quarter after tax) arising from the Chapter 11 proceedings, using their effective tax rate. “Non-GAAP Earnings from Operations” is a non-GAAP financial measure and is calculated as income available for (loss attributable to) common shareholders less items impacting comparability. See Exhibit A for the definition of “items impacting comparability” and a reconciliation of consolidated income available for (loss attributable to) common shareholders to Adjusted Non-GAAP Earnings From Operations.

Performance share awards granted in 2017 vested on February 21, 2020. Results for 2017 performance shares are described below. No LTIP awards were made in 2019, other than the equity incentives for the PG&E Corporation and Utility CEOs described below.

2017 LTIP Award Types, Metrics and Weights
Type/Metric	Weight
Performance Shares	60%
- Total Shareholder Return Measure	50%
- Safety Measure	5%
- Financial Measure	5%
RSUs	40%

2017 Performance Share Result – Total Shareholder Return (“TSR”)

Fifty percent of LTIP awards granted in 2017 were allocated to performance shares with the payout determined by comparing PG&E Corporation’s TSR to that of the companies in its 2017 Performance Comparator Group (“relative TSR”). PG&E Corporation’s TSR ranked below all companies in the 2017 Performance Comparator Group for the three-year period from 2017 to 2019, resulting in no payout in 2020 with respect to these performance shares.

TOTAL SHAREHOLDER RETURN (TSR) PERFORMANCE
AS OF DECEMBER 31, 2019

2017–2019
Comparator Group 25th Percentile (Threshold)	30.0%
PG&E Corporation	- 81.7%
% of Target Award Earned	0.00%

2017 Performance Share Result – Safety and Financial

Ten percent of LTIP awards granted in 2017 were allocated to performance shares with the payout determined by measuring performance against equally-weighted safety and financial goals. Safety performance, as measured by 2017 through 2019 performance in the Serious Injuries and Fatalities Effectiveness of Corrective Actions measure, was above the maximum level. Financial performance, as measured by three-year Average Non-GAAP Earnings From Operations per Share2 measure, was slightly above target. After weighting each measure’s results by one-half, the overall result was a 152 percent payout in 2020 for these performance shares, which represented 10 percent of the total target LTIP grant value for 2017.

2017-2019 SAFETY AND AFFORDABILITY RESULTS

Metrics	% of Target Performance
Safety	200%
Financial	104%
% of Total Target Award Earned	152%

2.  COMPENSATION PROGRAM OBJECTIVES, PROCESS, AND COMPETITIVE MARKET REVIEW

2019 Officer Compensation Program Objectives

For 2019, the prior Compensation Committee established three primary objectives for PG&E Corporation’s officer compensation program:

●
Performance-Based Pay—A significant portion of total compensation was at risk based on PG&E Corporation and individual performance. Short- and long-term incentives reflected safety, customer, operational, and financial goals, and long-term shareholder returns, without promoting excessive risk-taking.

●
Shareholder Alignment—A significant component of every officer’s compensation was tied directly to PG&E Corporation’s performance for shareholders. Performance was defined as TSR, measured by stock price appreciation and dividends paid, relative to companies in the Performance Comparator Group.

●
Market-Competitive Compensation Levels—Target cash compensation (base salary and short-term incentive) should be competitive with the median target cash compensation for comparable officers in the Pay Comparator Group.

2 Non-GAAP Earnings From Operations per Share is a non-GAAP financial measure, representing Non-GAAP Earnings From Operations divided by common shares outstanding (diluted).  For 2017 and 2018, Non-GAAP Earnings From Operations for STIP purposes did not reflect any adjustments related to the Chapter 11 Cases, which are reflected in the measure “Adjusted Non-GAAP Earnings From Operations” for 2019.

PG&E Corporation’s and the Utility’s compensation policies and practices described below and elsewhere in this CD&A were generally designed to meet these objectives.

In 2019, the compensation structure for the new PG&E Corporation CEO and Utility CEO also was designed to attract the senior leadership talent required to navigate uncertainty around the Chapter 11 Cases, and thus differed from that for other executive officers.

As a result of the denial of the KEIP motion by the Bankruptcy Court, most executive officers received only base salary in 2019, which is not aligned with the three objectives described above. However, the CEOs’ compensation structure is strongly aligned with those objectives.

The Committee also considers shareholder advisory votes as part of its review of executive compensation programs and practices. In June 2019, PG&E Corporation’s and the Utility’s shareholders approved the companies’ NEO compensation for 2018 with votes of 93.6 percent and 99.9 percent, respectively.  In light of the change in the companies’ circumstances between 2018 and 2019, those voting results did not significantly impact the Committee’s decisions relating to 2019 executive compensation.

Executive Officer Compensation-Setting Process

Under normal circumstances, the independent members of the applicable Board, based on the Committee’s advice and recommendation, would approve the amounts of total target compensation for the CEO of PG&E Corporation and the CEO of the Utility. Such approvals were made following a review of comparative data, advice from the Committee’s independent compensation consultants, and an assessment of individual performance, objectives and scope of responsibilities. In 2019, the same approach was used to developing new compensation arrangements for the incoming PG&E Corporation and Utility CEOs, subject to the need to obtain Bankruptcy Court approval of those arrangements.

The Committee also approves the amounts of total target compensation for all other executive officers based upon a review of comparative data, advice from its independent compensation consultants, and recommendations from the PG&E Corporation CEO and the Utility CEO, as applicable. The Committee uses comparative data throughout the year to set the total target compensation of new executive officers. The Committee also reviews other benefits provided to executive officers.

The PG&E Corporation Board has delegated to the Committee the authority to administer the 2014 LTIP, under which equity-based awards have been made. In 2019, the only such awards made were to the new CEOs of PG&E Corporation and the Utility. In addition, the PG&E Corporation Board has delegated to the PG&E Corporation CEO the authority to grant LTIP awards to certain eligible participants within the guidelines adopted by the Committee. In 2019, no such awards were granted.

The PG&E Corporation CEO and the Utility CEO generally attend a portion of Committee meetings but excuse themselves from the Committee’s deliberations or decisions with respect to their own pay. At the Committee’s request, the PG&E Corporation CEO and the Utility CEO review with the Committee the performance of the other NEOs. The PG&E Corporation CEO and the Utility CEO, as applicable, also recommend adjustments, if any, in base pay, annual incentive awards, and LTIP awards for the other NEOs.

These recommendations are given appropriate weight by the Committee in the compensation-setting process, given the CEOs’ direct knowledge of the performance and contributions of each NEO. The Committee may exercise its discretion to accept, reject, or modify their recommendations based on the Committee members’ collective assessment of the NEOs’ performance and pay position relative to the peer group, as well as PG&E Corporation’s overall financial and operating performance and other factors that the Committee deems appropriate.

The Committee may delegate its authority with respect to ministerial matters under the 2014 LTIP to the PG&E Corporation CEO or either company’s Senior Vice President, Human Resources.

The PG&E Corporation Board has delegated to the PG&E Corporation CEO the authority to approve compensation, within guidelines approved by the Committee, to lower-level officers—excluding Section 16 Officers—and to non-officer employees. With respect to equity awards, such Committee-approved guidelines include the LTIP annual award value ranges for different categories of employees, an aggregate cap on the value of awards for any given year, and the terms and conditions of all LTIP awards to be made during the year. The guidelines also specify the grant date for annual LTIP awards. Actual awards are made within the range of target LTIP values previously approved by the Committee. In 2019, no such equity awards were approved by the PG&E Corporation CEO.

In 2019, all compensation decisions for non-CEO NEOs were made by the Committee as constituted prior to the April 2019 board refreshment. Due to the Chapter 11 Cases and the companies’ related financial situation, no executive officers received base salary increases during annual pay planning. Additionally, those executive officers who were Chapter 11 Insiders did not receive annual short-term cash incentives, and no long-term incentives were awarded except to the CEOs as part of separate compensation packages approved by the Bankruptcy Court. As a result, in 2019, most executive officers received only base salary.

Consultants and Advisers

The Committee retains independent compensation consultants to advise the Committee on compensation programs and practices, including pay levels for non-employee directors and for officers.

For establishing 2019 compensation, the Committee retained Pay Governance LLC as its independent consultant for general compensation issues. Pay Governance did not provide any services to management of PG&E Corporation, the Utility, or their affiliates, although Pay Governance has maintained a working relationship with management in order to fulfill Pay Governance’s primary role as adviser to the Committee. Pay Governance is a nationally recognized independent firm providing consulting assistance to corporations to develop compensation programs for senior executives, key employees, and boards of directors. Pay Governance was first selected as the Committee’s independent consultant in September 2014, following the Committee’s review of numerous candidate firms.

During 2019, Pay Governance advised the Committee on the following matters:

●	Non-employee director compensation,

●	Executive compensation competitive market,

●	Executive compensation emerging trends and best practices,

●	Performance goal and metric selection,

●	Shareholder advisory firms’ pay and performance analyses,

●	Compensation risk analysis,

●	Proxy statement and 10-K disclosures relating to compensation,

●	Severance and change-in-control practices and policies,

●	Corporate governance best practices relating to compensation,

●	Chapter 11 compensation-related matters, and

●	Compensation matters relating to the appointment of the two new CEOs.

In addition, for 2019, the companies consulted with Willis Towers Watson (“WTW”) for the discrete, targeted purpose of obtaining guidance to advise the Committee, the Boards of Directors, and management with respect to incentive plans, retention plans, and non-employee director compensation for companies undergoing financial restructurings. WTW received $318,000 in fees during 2019 for such services. WTW also has historically provided the companies with customary actuarial and consulting services with respect to employee compensation and benefit plan administration. WTW received $2.348 million for such services during 2019. The WTW representatives who work on the targeted executive and director compensation issues for the companies have no relationships with PG&E Corporation’s and the Utility’s Board members and executive management (other than through the provisions of such targeted consulting services) and are independent of the WTW team working on ordinary course matters for the companies. Compensation that would be received by the WTW executive and director compensation team is not directly tied to the other fees paid to WTW by PG&E Corporation and the Utility.

The Committee determined that no conflicts of interest were raised by the work of Pay Governance or WTW during 2019.

The Committee also has discretion to engage other compensation consultants, as well as legal counsel and other advisers. The Committee will consider any advisers’ and consultants’ independence, and whether the work of any compensation consultants will raise any conflict of interest. PG&E Corporation pays the reasonable compensation costs for any such advisers and consultants.

Management also may retain compensation consultants to assist management and the Committee in connection with compensation matters.

2019 NEO Compensation Competitive Market Review

For 2019, the Committee approved and used a Pay Comparator Group of publicly traded gas and electric utilities to evaluate market practice and assess PG&E Corporation’s and the Utility’s competitive pay position, supplemented by data for the broader energy services sector or general industry, as appropriate. All elements of NEO total direct pay (base pay and short- and long-term incentive targets) were compared individually and in aggregate to the applicable benchmark data, although most executive officers did not receive short- or long-term incentives in 2019.

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

In setting 2019 compensation levels, base pay and incentive targets were aligned with the market median; however, since the KEIP motion was denied by the Bankruptcy Court, actual compensation for executive officers was substantially below market.

Pay Comparator Group

For 2019, the Pay Comparator Group used to benchmark compensation elements consisted of all companies listed in the Philadelphia Utility Index, with three deletions and two replacements—consistent with the Pay Comparator Group used in 2018. Sempra Energy and WEC Energy Group, Inc. were used as comparators in place of American Water Works, due to its dissimilar business model, and El Paso Electric, due to its size (annual revenues less than  $1 billion), respectively. During 2019, the Philadelphia Utility Index added Pinnacle West Capital Corporation, but it was eliminated from the pay comparator group because, like El Paso Electric, the company’s annual revenue is too small to make it a reasonable pay comparator. The Philadelphia Utility Index, which is administered by NASDAQ, consists of a group of 20 companies that are selected by NASDAQ based on having a primary business in the electric utility sector and meeting minimum market capitalization criteria.

A total of 19 companies were included in the 2019 Pay Comparator Group.

AES Corporation	Duke Energy Corporation	Public Service Enterprise Group

Ameren Corporation	Edison International	Sempra Energy

American Electric Power Company, Inc.	Entergy Corporation	Southern Company

CenterPoint Energy, Inc.	Eversource Energy	WEC Energy Group, Inc.

Consolidated Edison, Inc.	Exelon Corporation	Xcel Energy Inc

Dominion Resources, Inc.	FirstEnergy Corp.

DTE Energy Company	NextEra Energy, Inc.

In addition, supplemental data for the broader energy services segment, adjusted for PG&E Corporation’s revenues, was provided by WTW from its proprietary Energy Services executive compensation survey, which includes information from over 100 energy services companies, and the broader WTW general industry compensation databank supplemented benchmark data for select positions. Due to the proprietary nature of the data, WTW did not disclose the companies matching individual benchmark positions.

3.  RISK AND GOVERNANCE APPROACH

The companies’ compensation programs emphasize sound governance practices. For 2019, compensation practices also were subject to restrictions imposed by the Bankruptcy Court. Our executive compensation practices, as aligned with best practices, include:

Our Compensation Practices	NOT Our Compensation Practices

Pay for Performance. In general, a majority of compensation is “at risk” and linked to company performance and shareholder interests. 2019 was a unique year due to the Chapter 11 Cases; while the newly hired PG&E Corporation and Utility CEOs had a strong pay for performance package, most executive officers received base salary only.
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
No Tax Gross-Ups. No tax gross-ups are provided, except for those generally available to all management employees.
Double Trigger. Change-in-control severance requires a “double trigger.”	No Hedging or Pledging. Policy restricts hedging and pledging of either company’s stock.
Realizable Pay. The Committee historically considered realizable pay when establishing compensation programs. The Committee expects to reinstate the practice after emergence from Chapter 11.	No Additional Service Credit. Policy against granting additional credited service under the Supplemental Executive Retirement Plan.

Limited Severance Benefits. Except with regard to the PG&E Corporation CEO, benefits are limited to one times base salary plus target STIP payment, pro rata vesting of performance shares, and one-year continued vesting of RSUs and options. Payment of severance is limited during pendency of the Chapter 11 Cases.

Compensation Consultant. The Committee engages an independent consultant and has a policy concerning independence.

Ownership Guidelines. Share ownership and retention requirements (6X share value over base salary for the CEO; 1.5X to 3X for other NEOs, except Mr. Thomason, who was not subject to such requirements). Due to the Corporation’s depressed share price, no executive officers met their retention requirements.

Executive Stock Ownership Guidelines

The 2010 Executive Stock Ownership Guidelines are designed to encourage senior executive officers to achieve and maintain a minimum investment in PG&E Corporation common stock at levels set by the Committee, and to further align executive interests with those of PG&E Corporation’s shareholders. We believe that executive stock ownership guidelines are viewed by stakeholders as an important element of a company’s governance policies.

For NEOs in 2019, the stock ownership target for Mr. Johnson was six times base salary, the target for Messrs. Vesey, Wells, and Simon and Ms. Loduca was three times base salary, and the target for Messrs. Lewis and Welsch was one and one-half times base salary. Mr. Thomason is not subject to stock ownership guidelines. Prior to their respective departures, the stock ownership target for Ms. Williams was six times base salary, the target for Mr. Malnight was three times base salary, and the target for Messrs. Soto, Christopher, and Hogan was one and one-half times base salary.

Until an executive meets the applicable stock ownership guideline, he or she must retain 50 percent of the net shares realized from the vesting of RSUs or stock units (including performance shares), after accounting for tax withholding. For calculating compliance with the guidelines, unvested RSUs and unvested stock units are not considered, except that after a participant is retirement-eligible (as defined in the applicable award agreement), unvested RSUs are considered for purposes of satisfying the ownership guidelines.

During 2019, due to the low price of PG&E Corporation stock, no executive officers met their retention requirements and all executive officers were subject to the 50 percent retention restriction. The guidelines have not been amended or suspended during the pendency of the Chapter 11 Cases, and conformance with guidelines will continue to be monitored in the future.

Hedging Policy

The companies’ Insider Trading Policy (“Policy”) limits certain hedging activities conducted by the companies’ (a) board members, (b) officers, and (c) designated employees who are subject to a quarterly earnings blackout period or an event-specific blackout period.

Specifically, the Insiders, as defined in the Policy, may not engage in:

●
short sales of securities of the companies or their subsidiaries (i.e., sales of securities that are not owned at the time of the sale), including a “sale against the box” (generally defined as a sale with delayed delivery);

●
transactions in publicly traded options (such as puts, calls, and other derivative securities) on an exchange or in any other organized market relating to securities of the companies or their subsidiaries;

●
hedging or monetization transactions involving securities of the companies or their subsidiaries, such as zero cost collars, forward sale contracts, equity swaps, exchange funds, and other transactions that involve the establishment of a short position in PG&E Corporation or Utility securities, and limit or eliminate a person’s ability to profit from an increase in the value of PG&E Corporation’s or the Utility’s securities; and

●	holding securities of the companies or their subsidiaries in a margin account or pledging such securities as collateral for a loan.

Clawback Policy

In February 2018, and again in February 2019, the Committee approved changes to the Executive Incentive Compensation Recoupment Policy (“Clawback Policy”), broadening the scope of events to which recoupment applies, including events not predicated on a restatement. The policy now provides the Committee and Boards with the discretion to seek recoupment of payments, including short- and long-term cash and equity incentive payments, made to a Section 16 Officer under the following circumstances:

●	if either PG&E Corporation or the Utility restates financial statements that were filed with the SEC for any of the past three completed fiscal years, or

●	if during any of the past three completed fiscal years a material miscalculation occurred with respect to the amount of any payment made to an individual who was a Section 16 Officer, or

●	if any individual in the past three fiscal years engaged in fraud or other misconduct, and such fraud or misconduct caused material financial or reputational harm to either company.

Compensation Risk Analysis

Pay Governance assists the Committee in its oversight of PG&E Corporation’s and the Utility’s  incentive plans relative to general compensation plan risk factors. Pay Governance reviewed the overall compensation pay structure, the overall mix of compensation vehicles, the structure of the incentive plans, other company pay plans, and governance for oversight of program design and administration. With respect to incentive plan structure, Pay Governance assisted the Committee to  specifically examine target and maximum compensation payable from each plan, the nature and mix of performance measures, the governance structure, the risk of earnings manipulation posed by the incentive structure, and the extent to which the NEO pay program rewards short-term decisions at the risk of long-term performance. The Committee also generally considered other compensation policies (such as clawback and anti-hedging policies and vesting provisions), other compensation plans relating to severance and change-in-control benefits, and compensation governance, and Pay Governance provided guidance to the Committee on such matters

For 2019, Pay Governance concluded that there were no material issues regarding the companies’ executive pay programs, and that the design of the companies’ incentive pay plans has, overall, a low-risk profile from the perspective of encouraging employees to take material risks that have potentially adverse consequences to the organization. The Pay Governance conclusion extends to the PG&E Corporation and Utility CEOs and for the NEOs who participated in the STIP during part of 2019.

To further ensure appropriate incentive metrics, the Committee also receives advice from the Safety and Nuclear Oversight Committees regarding appropriate safety and operational incentive measures. Pay Governance found that the emphasis on and overlap/consistency in safety metrics and weightings supports an organization-wide focus on safety in its 2019 compensation plans, which was further enhanced in the 2020 executive compensation redesign that is awaiting approval by the Bankruptcy Court.  Based on the foregoing, the companies concluded that the risks arising from the companies’ overall compensation policies and practices are not reasonably likely to have a material adverse effect on either PG&E Corporation or the Utility.

Tax Deductibility

With the passage of the Tax Cuts and Jobs Act of 2017, section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), no longer permits companies to deduct certain qualified performance-based executive compensation. As a result, in establishing compensation for 2019, the Committee did not consider the tax deductibility limitations imposed by section 162(m).  Despite the limit on deductibility of performance-based compensation, the Committee continues to believe that a significant portion of NEO compensation should be tied to corporate performance.

4.	2019 NEO Compensation Structure

Named Executive Officers

Named Executive Officers of PG&E Corporation for 2019 (positions as of December 31, 2019)

●	William D. Johnson—CEO and President, PG&E Corporation

●	Andrew M. Vesey—CEO and President, Pacific Gas and Electric Company

●	Jason P. Wells—Executive Vice President and Chief Financial Officer, PG&E Corporation

●	John R. Simon—Executive Vice President, Law, Strategy, and Policy, PG&E Corporation

●	Janet C. Loduca—Senior Vice President and General Counsel, PG&E Corporation and Pacific Gas and Electric Company

●	Geisha J. Williams—previously CEO and President, PG&E Corporation (employment ended January 13, 2019)

●
Jesus Soto, Jr.—previously Senior Vice President and Advisor, Pacific Gas and Electric Company (previously Senior Vice President, Gas Operations, Pacific Gas and Electric Company through June 2, 2019; employment ended July 2, 2019)

Named Executive Officers of Pacific Gas and Electric Company for 2019 (positions as of December 31, 2019)

Messrs. Johnson, Vesey, Simon, and Soto and Ms. Loduca are considered NEOs of the Utility. The other NEOs of the Utility for 2019 are:

●	Michael A. Lewis—Senior Vice President, Electric Operations, Pacific Gas and Electric Company

●	James M. Welsch—Senior Vice President, Generation and Chief Nuclear Officer, Pacific Gas and Electric Company

●	David S. Thomason—Vice President, Chief Financial Officer and Controller, Pacific Gas and Electric Company

●	Steven Malnight—previously Senior Vice President, Energy Supply and Policy, Pacific Gas and Electric Company (employment ended April 12, 2019)

●	Melvin Christopher—previously Senior Vice President, Gas Operations, Pacific Gas and Electric Company (employment ended November 1, 2019)

●
Patrick Hogan—previously Senior Vice President and Advisor, Pacific Gas and Electric Company (previously Senior Vice President, Electric Operations, Pacific Gas and Electric Company through January 7, 2019; employment ended January 28, 2019)

During 2019, John Simon served as Interim CEO of PG&E Corporation and is a NEO of PG&E Corporation on that basis.  During 2019, prior to Andrew Vesey’s arrival at the Utility, the duties of the office of PEO were fulfilled by three officers.  As such, each of the following also is considered a former PEO of the Utility: Messrs. Christopher, Lewis, Malnight, Soto, and Welsch.

2019 Officer Compensation Program

The following types of compensation represent our general NEO compensation structure as delivered during 2019. Due to the 2019 CEO and President search at PG&E Corporation and the Utility and the need to obtain Bankruptcy Court approval for certain elements of compensation paid to Chapter 11 Insiders, the 2019 officer compensation program has three components, each of which may differ slightly from the general structure (as noted in the chart):

●	CEO Compensation

●	Chapter 11 Insider Compensation

●	Other NEO Compensation

The chart does not describe equity-based compensation, which was only delivered to the CEOs (those arrangements are described below in the section entitled “Annual Equity Incentives Granted in 2019”).

Type	Component	Key Elements
Cash	Base Salary	●	Determined annually, though merit increase adjustments, or lump sum in lieu of an adjustment, may be made mid-year. For most NEOs, base salary represented all compensation in 2019.
	Short-Term Incentive	●	Based on corporate performance against pre-established operational and performance goals that are set annually.
		●	The Boards and the Committee have discretion to adjust payments (e.g., for external factors or individual performance) and to reduce awards to zero.
		●	Chapter 11 Insiders were not eligible for STIP in 2019.
	One-time payments	●	Discretionary payments to address new hire transitional costs of joining the companies, or compensation for interim assumption of additional duties.
Post-Employment	Pension	●	NEOs receive benefits based on their age, base pay and number of years of service, subject to limits imposed by the Internal Revenue Service.
		●	Vested benefits are payable at the later of age 55 or separation from service for “final average pay” benefits and upon separation from service for “cash balance” benefits.
		●	Benefits may be reduced unless at least 35 years of service or age 65.
	Supplemental Pension	●	Eligible NEOs (Ms. Loduca, Messrs. Simon, Wells, and Soto, and Ms. Williams) may receive benefits based on their base pay plus short-term incentive, and the number of years of service.
		●	Benefits may be reduced unless at least 35 years of service or age 65, at time of separation, and are reduced by amounts payable from the tax-qualified pension plan.
		●	Vested benefits are payable in the seventh month following the later of age 55 or separation from service.
	Deferred Compensation	●
Officers elected after December 31, 2012 (Messrs. Johnson, Vesey, Lewis, Welsch, Thomason, Christopher, Hogan, and Malnight) participate in the Defined Contribution Executive Supplemental Retirement Plan (DC-ESRP) rather than the supplemental pension plan described above.

		●	For eligible NEOs, each time salary or STIP is paid, the applicable company credits the participant’s non-qualified deferred compensation account with an amount equal to seven percent of the payment.
●
DC-ESRP account balances, including earnings, are distributed to the participant in a lump sum or up to ten annual installments, in accordance with the participant’s election, commencing in the seventh month following the end of employment.

Other	Perquisites	●
Limited perquisites include safety- and security-based car transportation services for the PG&E Corporation and Utility CEOs; on-site parking (including electric vehicle charging); executive health services; partial subsidy of financial services; accidental death and dismemberment insurance; and other de minimis perquisites provided under a pre-approved perquisite policy.

		●	Lump-sum annual cash stipend paid in lieu of providing broader perquisite benefits.
		●	Also may include the following items that are available to other management employees: health club fee reimbursement and relocation services.

For 2019, the Committee and the independent members of the PG&E Corporation and Utility Boards of Directors, as applicable, also approved specific CEO compensation packages that offered equity-based short-term and long-term incentives. Such incentives are designed as part of an overall compensation program that is focused on performance, with an emphasis on safety and guiding the companies through the restructuring and transformation process. No other NEOs received equity-based grants for 2019. The Bankruptcy Court approved Mr. Johnson’s compensation arrangements on August 14, 2019, and approved Mr. Vesey’s compensation arrangements on October 19, 2019.

The following chart illustrates the percentage of target PG&E Corporation and Utility CEOs’ 2019 compensation allocated to base salary plus cash perquisite allowance, short-term incentives, and long-term incentives, as calculated with performance-based incentives at 100 percent target payout. The allocation of other NEOs’ compensation is not illustrated, given that the Bankruptcy Court declined to approve a motion which would have allowed Chapter 11 Insiders to participate in short-term cash incentive and long-term equity incentives under the proposed KEIP approved by the Committee.

2019 PG&E CORPORATION AND UTILITY CEO TARGET COMPENSATION

	PG&E Corporation CEO[3]	Utility CEO[4]
Base Salary and Perquisites	22%	32%
RSUs	8%	17%
Performance Shares	22%	51%
Options	48%	-
At-Risk	78%	68%

3 Mr. Johnson’s target compensation excludes a one-time cash transition payment made in connection with his hire as CEO of PG&E Corporation and two thirds of the value of a one-time grant of performance-based options which vest over a 3-year period.
4 Mr. Vesey’s 2019 target compensation excludes a one-time cash transition payment in connection with his hire as Utility CEO.

The Committee and the PG&E Corporation Board believed that these proportions of base salary relative to target provided the right mix to attract, retain, and motivate a Chief Executive Officer with the necessary skills and experience for the development and successful operation of PG&E Corporation’s and the Utility’s businesses, particularly with regard to navigating the Chapter 11 restructuring process. They also provided a direct connection between compensation and performance in both the achievement of key operating results and long-term shareholder value, as more fully described below.

Components of Officer Compensation – Cash

Base Salary

In 2019, base salary represented nine percent and 17 percent of total target compensation for Mr. Johnson and Mr. Vesey, respectively, and 94 percent for all other NEOs on average (reflecting the fact that during 2019 Messrs. Welsch and Christopher received payments under the 2019 STIP prior to becoming Chapter 11 Insiders, and Mr. Lewis received a one-time cash payment in association with his promotion to senior vice president; for the remaining NEOs base salary represented 100 percent of total compensation because no performance compensation was approved by the Bankruptcy Court).

For 2019, the prior Compensation Committee approved a base salary increase budget of 3.25 percent. However, as a result of the Chapter 11 Cases, no executive officers received base salary increases during annual pay planning in 2019. Periodic mid-year equity adjustments were made for Messrs. Lewis, Simon, and Welsch, Ms. Loduca, and Mr. Soto to reflect the assumption of additional responsibilities and roles.

In general, NEO base salary at PG&E Corporation and the Utility is targeted to be within a range of between 15 percent above and 15 percent below (the “15 percent band”) the median base salary of the appropriate benchmark position within the Pay Comparator Group. The Committee believes that this level of comparability to the market is appropriate and consistent with its pay philosophy of taking into consideration factors other than market data in establishing individual pay levels, while delivering cash compensation that is competitive with the market.

Short-Term Incentives

The STIP is an at-risk component of pay. Under normal circumstances, NEOs and other eligible employees may earn annual performance-based cash incentive compensation under the STIP based on achievement of financial and operational goals approved by the Committee and an individual executive’s achievements for the year. Outside of Chapter 11, the Committee retains complete discretion to determine and pay all STIP awards to NEOs and other eligible employees. This includes discretion to reduce the final score on any and all measures downward to zero. Executives who are Chapter 11 Insiders are not allowed retentive compensation; however, the Committee still retains negative discretion to reduce or eliminate awards.

During 2019, as a result of the Chapter 11 Cases, no CEOs and no Chapter 11 Insiders were eligible to participate in cash payments under the STIP. Messrs. Welsch and Christopher were participants in the 2019 STIP prior to becoming executive officers and Chapter 11 Insiders and received STIP payments in 2019.

2019 STIP Structure and Results

For 2019, the prior Compensation Committee adopted a STIP structure for the broad employee base that continued PG&E Corporation’s and the Utility’s focus on improving public and workforce safety and customer satisfaction. The weights of the STIP components—Safety, Customer Satisfaction, and Financial—were 65 percent, ten percent, and 25 percent, respectively, representing an increased emphasis on safety compared to prior years and practices of our compensation peer group.

The Safety component was structured to provide a strong focus on the safety of employees, customers, and communities. It was made up of five measures: (1) Diablo Canyon Power Plant Safety and Reliability Index, (2) Public Safety Index, (3) Asset Records Duration Index, (4) First-Time In-Line Inspection Miles, and (5) Serious Injuries and Fatalities Corrective Actions Index.

The Customer Satisfaction measure—Escalated Customer Complaints—was designed to incent employees to be more responsive to customers’ needs.

Corporate financial performance was measured by PG&E Corporation’s Adjusted Non-GAAP Earnings From Operations compared to budget.

Each STIP measure has a threshold, target, and maximum level of performance used to arrive at a score ranging from zero to 1.5 (reduced from 2.0 in 2018) for that measure. Performance below the minimum performance level, or threshold, results in a zero score. Performance at the threshold results in a STIP score of 0.5. Target performance results in a STIP score of 1.0, and performance at or above the maximum established level results in a score of 1.5. A score of 1.0 provides 100 percent of an executive’s target payout. Performance at the threshold and maximum levels delivers 50 percent and 150 percent of targeted payout, respectively. Linear interpolation is used to determine scores for performance between threshold and target and target and maximum.

The STIP overall performance score is the sum of the weighted cumulative average scores for performance on each of the STIP measures.

Taking into account the uncertainties associated with the Chapter 11 Cases in 2019, STIP payments were reviewed and paid on a quarterly schedule, instead of in a single annual payment, although the STIP overall remains an annual incentive plan. Year-to-date threshold, target, and maximum performance targets were established at the beginning of the year for each quarter, and performance for the year-to-date was compared to the quarterly targets to establish a year-to-date overall performance score each quarter. Quarterly payments were made based on each employee’s earnings for the year to date and the year-to-date overall performance score, resulting in a trued-up payment each quarter. The final quarterly payments, made on March 13, 2020, represented a true-up to the final annual overall performance score. For NEOs who departed the companies, there were no clawbacks or true-downs for metric deterioration, if any, quarter over quarter.

A participating employee’s final STIP score also may be increased or decreased by an individual performance modifier, which can range from zero percent to 150 percent. In 2019, the modifier was applied to the final quarterly payment, representing the overall annual STIP true-up. The individual performance modifier did not affect the payments received for STIP by Messrs. Welsch or Christopher.

For 2019, the measures and related weightings, thresholds, targets, maximums, and results for calculating the year-end STIP performance score were as follows:

2019 STIP Measures	Weight	Threshold (0.5)	Target (1.0)	Maximum (1.5)	Result	Score	Weighted Average Score
SAFETY COMPONENT (65%)
Diablo Canyon Power Plant Reliability and Safety Indicator	5%	90.5	93.7	96.9	97.5	1.500	0.075
Public Safety Index	25%	0.5	1.0	1.5	1.3	1.300	0.325
Asset Records Duration Index	10%	0.5	1.0	1.5	1.2	1.200	0.120
First-Time In-Line Inspection Miles	10%	123.0	183.0	286.3	266.4	1.404	0.140
Serious Injuries and Fatalities (SIF) Corrective Action Index	15%	0.5	1.0	1.5	1.5	1.500	0.225
CUSTOMER SATISFACTION COMPONENT (10%)
Escalated Customer Complaints	10%	15.7	12.2	10.0	10.1	1.477	0.148
FINANCIAL COMPONENT (25%)
Adjusted Non-GAAP Earnings From Operations (EFO) (in millions)	25%	90% of Budget	$1,975 (Budget)	110% of Budget	$1,818	0.603	0.151
	100%						1.184

The measures in the foregoing table are defined below:

●
Diablo Canyon Power Plant Reliability and Safety Indicator—Year-end score for the Utility’s Diablo Canyon Power Plant Units 1 and 2 based on 11 performance indicators developed by the nuclear industry for nuclear power generation

●
Public Safety Index—An equally-weighted index of two measures: (1) Enhanced Vegetation Management (circuit miles of vegetation clearance in high fire-risk areas) and (2) System Hardening (circuit miles of circuitry updating or undergrounding in high fire-risk areas)

●
Asset Records Duration Index—An equally-weighted index comprised of Gas and Electric Asset Record Duration Indices tracking the average number of days to complete the as-built process of capital and expense jobs

●	First-Time In-Line Inspection Index—Completion of first-time in-line inspections (ILIs) of natural gas transmission pipelines

●
Serious Injuries and Fatalities (SIF) Corrective Action Index—Index consisting of two equally-weighted measures of response to SIF events: (1) Quality of Corrective Actions and (2) Timely Completion of Corrective Actions

●	Escalated Customer Complaints—Customer complaints escalated to the California Public Utilities Commission per 100,000 adjusted customers

●
Adjusted Non-GAAP Earnings From Operations (EFO)—“Adjusted Non-GAAP Earnings from Operations,” a non-GAAP financial measure, represents Non-GAAP Earnings from Operations as further adjusted to ensure performance is measured in a manner consistent with the methodology used to establish the applicable STIP target. The methodology adjusts for drivers that are subject to volatility associated with the Chapter 11 Cases by removing any favorable or unfavorable budget variances related to operating interest, Allowance for Funds Used During Construction (AFUDC), capital structure, or other large favorable or unfavorable variances (defined as $10 million or more per quarter after tax) arising from the Chapter 11 Cases, using their effective tax rate. “Non-GAAP Earnings from Operations” is a non-GAAP financial measure and is calculated as income available for (loss attributable to) common shareholders less items impacting comparability. See Exhibit A for the definition of “items impacting comparability” and a reconciliation of consolidated income available for (loss attributable to) common shareholders to Adjusted Non-GAAP Earnings From Operations.

Individual Awards Determination

Prior to the Bankruptcy filing, STIP cash awards to NEOs are calculated as follows:

1.	Determine the executive’s individual STIP target, which is the NEO’s base salary earned during the year multiplied by the individual’s STIP participation rate,

2.
Calculate the overall enterprise-wide STIP performance score, which can range from 0 to 1.5 and is calculated based on final results compared to the threshold, target, and maximum of each weighted measure,

3.	Multiply the STIP target by the performance score to determine the calculated company award,

4.	Multiply the calculated company award by the NEO’s individual performance modifier, and

5.
The Committee (and the independent members of the PG&E Corporation and Utility Boards of Directors in the case of the CEO and any President (or equivalent) of the respective companies) approves all final awards and has discretion to adjust all STIP awards.

For 2019 STIP awards, the Committee approved NEO participation rates that ranged from 45 percent to 130 percent of base salary (the 130 percent participation rate applies only to the PG&E Corporation CEO). This range is within the 15 percent band of the Pay Comparator Group’s median annual incentive participation rates. However, no NEOs participated in the 2019 STIP, other than Messrs. Welsch and Christopher, who were eligible for STIP awards in 2019, prior to becoming executive officers and Chapter 11 Insiders.

2018 STIP Award Payouts

For 2018 awards, normally payable in 2019, the prior Compensation Committee and the independent members of each of the PG&E Corporation and Utility Boards of Directors exercised their discretion to eliminate awards for NEOs and the PG&E Corporation CEO and Pacific Gas and Electric Company principal executive officers, setting the companies’ score to zero. No STIP awards were paid to NEOs in 2019 in respect of 2018 awards.

One-Time Payments

As previously noted, 2019 included unusual one-time elements of pay for a limited number of officers.

Messrs. Johnson and Vesey each received cash transition payments of $3 million and $1 million, respectively, in connection with their hire as CEO and President of PG&E Corporation and the Utility, respectively. Such payments were made to cover transition costs associated with joining the companies. We believe the value of these payments is reasonable as compared to peer practices, and each of these transition payments is subject to clawback if the recipient resigns or is terminated for cause within 12 months of hire.

Mr. Lewis received a cash award of $125,000 as part of his promotion to Senior Vice President, Electric Operations, subject to clawback if he resigns or is terminated for cause within 24 months of the award.

Components of Officer Compensation – Equity

Annual Equity Incentives Granted in 2019

No equity incentive awards were awarded to NEOs in 2019, other than equity incentive awards granted to Mr. Johnson and Mr. Vesey as part of their initial compensation packages, as described in detail below.

Mr. Johnson’s Awards

Mr. Johnson’s three-year compensation arrangement includes both (a) annual awards of RSUs and performance shares and (b) a one-time grant of performance-based options. The Committee and the PG&E Corporation Board believe that this mix of equity-based awards will incentivize Mr. Johnson to drive the immediate results and long-term progress required in light of the difficulties faced by the companies in connection with the Chapter 11 Cases and the companies’ related financial and operating challenges.

Annual RSU and Performance Share Awards

Mr. Johnson’s annual RSU and Performance Share target value for 2019 was $2.3 million, representing his annual target value of $3.5 million, pro-rated for the eight months he was employed by PG&E Corporation in 2019.

The 2019 annual equity incentive is allocated (a) 25 percent to RSUs vesting one-third on each anniversary of the applicable grant date for the first three years following grant, and (b) 75 percent to performance shares vesting on December 31, 2019. Mr. Johnson’s award was granted on August 14, 2019, following approval by the Bankruptcy Court and consistent with the PG&E Corporation Equity Grant Date Policy (see discussion below under “Equity Grant Dates”).

The number of RSUs and performance shares granted to Mr. Johnson was determined by calculating 25 percent and 75 percent, respectively, of the incentive target value for 2019 and dividing the result by the grant date fair value as determined by the volume-weighted average price of PG&E Corporation stock for the 15 trading days prior to the announcement of Mr. Johnson’s hire.

2019 ANNUAL RSU AND PERFORMANCE SHARES

	PG&E Corporation CEO
	Value ($000)	Shares
RSUs	$583	31,413
Performance Shares	1,750	94,239
Total 2019 Incentive	$2,333	125,652

The performance-based vesting conditions applicable to Mr. Johnson’s 2019 performance shares are weighted as follows: 65 percent for safety-based performance conditions, 25 percent for financial-based performance conditions, and 10 percent for customer-based performance conditions, generally mirroring the companies’ 2019 STIP. Additionally, Mr. Johnson’s 2019 performance shares are subject to the PSI Modifier. The addition of the PSI Modifier further aligns pay with performance related to safety, with a particular focus on wildfire safety. With respect to Mr. Johnson’s performance shares, the PSI Modifier operates as follows:

Public Safety Index Performance Level	Modifier to Performance Share Award
At or above target	No modification
Below target	-25%
Below threshold	-50%

The performance period for Mr. Johnson’s award began April 1, 2019 and ended December 31, 2019. The measures and related weightings, thresholds, targets, maximums, and results used in calculating the performance score for Mr. Johnson’s award were as follows:

2019 STIP Measures	Weight	Threshold (0.5)	Target (1.0)	Maximum (1.5)	Result	Score	Weighted Average Score
SAFETY COMPONENT (65%)
Diablo Canyon Power Plant Reliability and Safety Indicator	5%	92.1	95.3	98.5	99.1	1.500	0.075
Public Safety Index	25%	0.5	1.0	1.5	1.3	1.300	0.325
Asset Records Duration Index	10%	0.5	1.0	1.5	1.2	1.200	0.120
First-Time In-Line Inspection Miles	10%	122.8	182.7	285.8	243.4	1.294	0.129
Serious Injuries and Fatalities (SIF) Corrective Action Index	15%	0.5	1.0	1.5	1.5	1.500	0.225
CUSTOMER SATISFACTION COMPONENT (10%)
Escalated Customer Complaints	10%	15.7	12.2	10.0	10.1	1.470	0.147
FINANCIAL COMPONENT (25%)
Adjusted Non-GAAP Earnings From Operations (EFO) (in millions)	25%	90% of Budget	$1,485 (Budget)	110% of Budget	$1,312	0.000	0.000
	100%						1.021

There was no reduction of the overall score based on PSI Modifier results (which were above target).

The payment for performance shares in the annual equity incentive was calculated by multiplying (1) the number of vested performance shares by (2) the overall performance score.

2019 ANNUAL EQUITY INCENTIVE PERFORMANCE SHARE PAYOUTS

	Target Performance Shares	STIP Score	Actual Shares Earned
PG&E Corporation CEO	94,239	1.021	96,218

In addition to the general anti-dilution provisions in the LTIP (that are triggered in the event of a change in the capital structure of the Corporation), Mr. Johnson’s RSUs and performance shares are subject to adjustment in order to protect these awards from dilution in the event of (i) a spin-off to existing shareholders, (ii) a rights offering to existing shareholders, or (iii) any other transaction in which existing shareholders receive the same anti-dilution protections as Mr. Johnson.  These anti-dilution protections are subject to adjustment by the Board and must be consistent with the Bankruptcy Court’s order entered at Docket No. 3546 approving these anti-dilution protections.

Performance-based Options

One-time performance-based stock options were granted to Mr. Johnson in August 2019, following approval of the Bankruptcy Court and consistent with the Equity Grant Date Policy. These performance-based options have the following terms:

PG&E CORPORATION CEO 2019 PERFORMANCE-BASED STOCK OPTIONS

	Payout Levels			Exercise Price	Expiration Date
	Minimum	Target	Maximum
	(0.5)	(1.0)	(1.5)
Tranche 1	400,000	800,000	1,200,000	$25.00	8/14/2023
Tranche 2	500,000	1,000,000	1,500,000	$40.00	8/14/2023
Tranche 3	533,333	1,066,667	1,600,000	$50.00	8/14/2024

The exercise price for each tranche was higher than the per share price of PG&E Corporation common stock on the grant date.

Each tranche of performance-based stock options vests according to the following schedule: one-third on each of December 31 of 2019, 2020, and 2021, subject to meeting the applicable performance targets. The performance-based vesting conditions and overall performance score applicable to the portion of Mr. Johnson’s 2019 stock options vesting December 31, 2019, were the same as described above for his annual equity incentive awards, including the modifier based on the results of the PSI Modifier. Performance measures for 2020 and 2021 will be approved by the PG&E Corporation Board in subsequent years, to reflect the operational and financial goals of the companies at that time.

2019 ANNUAL PERFORMANCE-BASED STOCK OPTION VESTING

	Target Stock Options	STIP Score	Actual Options Earned
Tranche 1	266,666	1.021	272,266
Tranche 2	333,333		340,333
Tranche 3	355,555		363,022

Mr. Johnson’s performance-based options are subject to the same anti-dilution provisions as his RSUs and performance shares.

Mr. Vesey’s Awards

Mr. Vesey’s annual equity incentive target value for 2019 was approximately $830,000, representing his annual target value of $2 million pro-rated for the five months he was employed by PG&E Corporation in 2019. Mr. Vesey’s award was granted on November 12, 2019, following approval from the Bankruptcy Court, and consistent with the PG&E Corporation Equity Grant Date Policy.

The number of RSUs and performance shares granted to Mr. Vesey was determined by calculating 25 percent and 75 percent, respectively, of the incentive target value for 2019 and dividing the result by the grant date fair value as determined by the average closing price of PG&E Corporation stock for the 15 trading days prior to Mr. Vesey’s employment start date.

2019 ANNUAL EQUITY INCENTIVE

	Utility CEO
	Value ($000)	Shares
RSUs	$208	12,004
Performance Shares	625	36,012
Total 2019 Incentive	$833	48,016

Mr. Vesey’s awards are subject to the same performance-based vesting conditions as Mr. Johnson’s 2019 annual awards (see description above). The performance period for Mr. Vesey’s award began July 1, 2019 and ended December 31, 2019. The measures and related weightings, thresholds, targets, maximums, and results used in calculating the performance score for Mr. Vesey’s award were as follows:

2019 STIP Measures	Weight	Threshold (0.5)	Target (1.0)	Maximum (1.5)	Result	Score	Weighted Score
SAFETY COMPONENT (65%)
Diablo Canyon Power Plant Reliability and Safety Indicator	5%	91.8	95.0	98.2	98.7	1.500	0.075
Public Safety Index	25%	0.5	1.0	1.5	1.5	1.500	0.375
Asset Records Duration Index	10%	0.5	1.0	1.5	1.2	1.200	0.120
First-Time In-Line Inspection Miles	10%	92.7	138.2	216.2	179.4	1.264	0.126
Serious Injuries and Fatalities (SIF) Corrective Action Index	15%	0.5	1.0	1.5	1.5	1.500	0.225
CUSTOMER SATISFACTION COMPONENT (10%)
Escalated Customer Complaints	10%	15.7	12.2	10.0	10.1	1.477	0.148
FINANCIAL COMPONENT (25%)
Adjusted Non-GAAP Earnings From Operations (EFO) (in millions)	25%	90% of Budget	$994 (Budget)	110% of Budget	$785	0.000	0.000
	100%						1.069

There was no reduction of the overall score based on PSI Modifier (which was above target).

The payment for performance shares in the annual equity incentive was calculated by multiplying (1) the number of vested performance shares by (2) the overall performance score.

2019 ANNUAL EQUITY INCENTIVE PERFORMANCE SHARE PAYOUTS

	Target Shares	STIP Score	Actual Shares Earned
Utility CEO	36,012	1.069	38,498

Mr. Vesey’s performance shares are subject to the same anti-dilution provisions as Mr. Johnson’s equity awards, described above.

Performance Shares Vested in 2019

The three-year performance cycle for annual performance share awards that were granted in 2016 under the 2014 LTIP ended on December 31, 2018. These awards vested on March 1, 2019, and payouts are reported in the table entitled “Option Exercises and Stock Vested During 2019.”

Fifty percent of awards granted under the LTIP in 2016 were allocated to performance shares using a relative TSR measure. For that performance period, PG&E Corporation’s TSR fell below all others when compared to the 14 companies in the 2016 Performance Comparator Group. This ranking resulted in no payout with respect to the 2016 performance share awards using a TSR measure. PG&E Corporation’s TSR performance for the three-year period was negative 50.5 percent, as compared to the median TSR of 51.2 percent among the 2016 Performance Comparator Group companies for the same period.

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

Performance Shares Vesting in 2020

Fifty percent of awards granted under the LTIP in 2017 were allocated to performance shares using a relative TSR measure, with a three-year performance cycle ended on December 31, 2019. These awards vested on February 20, 2020, and the payouts for these awards, if any, will be reflected in the 2021 proxy statement. For the 2017 LTIP performance period, PG&E Corporation’s TSR ranked last among the 14 companies in the 2017 Performance Comparator Group. This ranking resulted in no payout with respect to the 2017 performance share awards using a TSR measure. PG&E Corporation’s TSR performance for the three-year period was negative 82 percent, as compared to the median TSR of 49 percent among the 2017 Performance Comparator Group companies for the same period. The average closing price over the prior 20 days is used to determine the beginning and ending values for the calculation.

Ten percent of awards granted under the LTIP in 2017 were allocated to performance shares with the payout determined by measuring performance against equally weighted safety performance and financial performance goals. Safety performance, as measured by 2017 through 2019 Serious Injuries and Fatalities: Effectiveness of Corrective Actions was above the maximum performance level. Financial performance, as measured by three-year Average Non-GAAP Earnings From Operations per Share was above target. The overall result was a 152 percent payout in 2020 for these performance shares.

2017–2019 Performance Shares Measures	Weight	Threshold	Target	Maximum	Result	Unweighted Payout	Weighted Payout
RELATIVE TOTAL SHAREHOLDER RETURN COMPONENT (Percentile ranking)
	83.3%	25th	60th	90th	Lowest	0%	0%
SAFETY COMPONENT
2017-2019 Serious Injuries and Fatalities: Effectiveness of Corrective Actions	8.33%	0.331	0.313	0.295	0.138	200%	10%
FINANCIAL COMPONENT
Three-Year Average Non-GAAP Earnings From Operations per Share[5]	8.33%	95%	Guidance	105%	104%	104%	5.2%
TOTAL SHARES EARNED	100%						15.2%

Equity Grant Dates

The PG&E Corporation Equity Grant Date Policy, as last amended in September 2017 (the “Equity Grant Date Policy”), generally provides that annual LTIP awards, if any, are granted once per year on March 1 (or if that day is not a business day, then on the following business day). The PG&E Corporation Board or the Committee may determine a different grant date if appropriate or necessary. The grant date for non-annual equity awards to employees (such as for newly hired or newly promoted officers or awards made for retention, recognition, or other purposes) is the later of (1) the date that the non-annual award is approved by the independent members of the PG&E Corporation or Utility Board, the Committee, or the PG&E Corporation CEO, as applicable, (2) the effective date of the LTIP award recipient’s employment, promotion, or recognition, or (3) the date otherwise specified by the applicable Board, the Committee, or the PG&E Corporation CEO. If the grant date of any non-annual LTIP award would occur during a trading blackout period, as defined under the companies’ Insider Trading Policy, then the actual grant date will be the first business day after the trading blackout period ends.

Other Elements of Executive Compensation in 2019

Perquisites and Related Compensation

NEOs generally receive a limited range of perquisite benefits, typically encompassing a partial subsidy for financial planning services from a third-party financial advisory firm, partial reimbursement of certain health club fees, on-site parking, executive health services, and de minimis perquisites under a pre-approved perquisite policy. The PG&E Corporation and Utility CEOs also may receive safety-and security-based car transportation services. (In 2019, such transportation services were also provided to the Interim CEO of PG&E Corporation.) The magnitude of these perquisites, including the lump-sum payment described in the following paragraph, is comparable to that provided to executive officers of companies in the Pay Comparator Group, and the value of these services is taxable to the recipient.

The Committee (and the independent members of the PG&E Corporation Board in the case of Mr. Johnson, and the independent members of the Utility Board in the case of Mr. Vesey) also approved a 2019 lump-sum annual stipend amount for each executive officer of PG&E Corporation and the Utility consistent with 2018, which ranged from $15,000 to $35,000 (the upper end applicable only to Mr. Johnson). This stipend is provided in lieu of providing the NEOs with additional perquisite benefits. The NEOs have discretion to use this stipend as they see fit.

5 For years when guidance is not provided, final targets are approved by the board through the annual Financial Performance Plan.

The Utility’s Corporate Aircraft Use policy prohibits use of Utility aircraft by any individual, including by the companies’ executive officers, for personal travel.

Post-Retirement Benefits

NEOs are eligible to receive retirement benefits under the Utility’s tax-qualified defined benefit plan (“Retirement Plan”), which also provides benefits to other eligible employees of PG&E Corporation and the Utility. Retirement Plan benefits are in the form of either a final average pay pension benefit or a cash balance benefit. During bankruptcy proceedings, lump sum payments of more than $5,000 under the Retirement Plan are not generally permitted.

Messrs. Wells and Simon and Ms. Loduca also are eligible to receive benefits pursuant to the enhanced pension formula in the PG&E Corporation Supplemental Executive Retirement Plan (“SERP”), which is a non-tax-qualified defined benefit pension plan that provides officers and key employees of PG&E Corporation and its subsidiaries, including the Utility, with an additional pension benefit. These plans are described in the section entitled “Pension Benefits—2019”. In February 2010, the Committee adopted a policy against crediting additional years of service for participants in the SERP. The change in pension value disclosed in the Summary Compensation Table is impacted by service of the participant, compensation, changes in interest rates, among other assumptions.  Mr. Messrs. Malnight and Soto, and Ms. Williams also participated in the SERP prior to their separation from service.

Messrs. Johnson, Vesey, Lewis, Thomason, and Welsch participate in the 2013 PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (“DC-ESRP”), a non-tax-qualified defined contribution pension plan. Effective January 1, 2013, SERP participation was closed to new participants. Individuals who did not participate in the SERP but who were newly hired or promoted to officer after January 1, 2013 are eligible for payments under the DC-ESRP. The DC-ESRP is described in more detail in the section entitled “Non-qualified Deferred Compensation – 2019”. Messrs. Christopher and Hogan also participated in the DC-ESRP prior to their separation from service,

NEOs and other officers and employees also are eligible to participate in the PG&E Corporation Retirement Savings Plan (“RSP”), a tax-qualified 401(k) plan. PG&E Corporation provides a maximum matching contribution of 75 cents for each dollar contributed, up to six percent of base salary for individuals eligible for the final average pay pension benefit and up to eight percent of base salary for individuals eligible for a cash balance pension benefit. To the extent that the Internal Revenue Code limits prevent an NEO from making contributions to his or her RSP account and, as a result, company matching funds are not contributed to that NEO’s RSP account, the matching funds will instead be contributed to the NEO’s account in the PG&E Corporation 2005 Supplemental Retirement Savings Plan (“SRSP”), a non-qualified deferred compensation plan.

Upon retirement, NEOs also may be eligible for post-retirement health, welfare, insurance, and similar benefits, pursuant to plans that generally provide benefits to all employees. Additional details regarding the retirement programs and post-retirement benefits, and the value of pension benefits accumulated as of December 31, 2019 for the NEOs, can be found in the table entitled “Pension Benefits—2019”, the table entitled “Non-qualified Deferred Compensation—2019”, and the section entitled “Potential Payments—Resignation/Retirement”.

Most companies in the 2019 Pay Comparator Group provide tax-qualified pensions or similar plans, other tax-qualified defined contribution plans (e.g., 401(k) plans), and non-tax-qualified retirement plans for NEOs. The Committee believes that these defined benefit and defined contribution plans offer significant recruiting and retention incentives.

The Chapter 11 Cases have limited the companies’ ability to pay post-retirement benefits to all participants in the SERP and DC-ESRP and to SERP participants who left the companies prior to the filing of the Chapter 11 Cases.

Officer Severance Program

General severance benefits are provided to NEOs through the 2012 PG&E Corporation Officer Severance Policy (“Officer Severance Policy”) and specific LTIP award agreements. Upon termination by either company (other than for cause), NEOs may be eligible for cash severance payments, continued or accelerated vesting for LTIP awards, and other post-employment benefits. If an NEO is terminated for cause (e.g., for dishonesty, a criminal offense, or violation of a work rule) or resigns before becoming retirement-eligible, under the terms of the applicable LTIP award agreements the NEO would forfeit any unvested performance shares, stock options, and RSUs, and would not receive any associated dividends.

Payment of the severance benefit levels described below are limited due to the Chapter 11 Cases. Payment of severance benefits due to Messrs. Soto and Christopher under the Officer Severance Policy were suspended due to the Chapter 11 Cases, as was payment of a portion of the severance benefit payments due to Ms. Williams and Mr. Hogan.

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

In lieu of participating in the Officer Severance Policy, Mr. Johnson’s three-year employment arrangement provides that, if he was terminated without cause in 2019, he would have been eligible to receive a prorated target incentive payment based on the time worked during the year plus a $2.5 million cash payment. If he is terminated without cause in 2020 or 2021, he is eligible to receive a prorated prior year’s earned incentive payment (if any) based on the time worked during the year plus a $2.5 million cash payment. These proration principles also apply in principle to treatment of Mr. Johnson’s 2019 equity awards upon termination without cause. Further, if Mr. Johnson resigns voluntarily or is terminated without cause, he is entitled to retain his vested options, which are exercisable for the entire term of the option. Mr. Johnson’s unvested options are forfeited upon a voluntary resignation or a termination without cause at any time.

The Officer Severance Policy, in combination with LTIP award agreements, generally provides the following benefits upon termination without cause:

●	Cash severance of one year’s base salary and target STIP incentive payment.

●	Pro rata vesting of performance shares.

●	Continued vesting of unvested RSUs for one year.

●	Continued vesting of stock options for one year, with an exercise period the lesser of five years or the remaining term of the options.

●	Limited COBRA benefits and outplacement services.

Additional details regarding severance benefits can be found in the section entitled “Potential Payments—Termination Without Cause.”

Change in Control

Providing change-in-control severance benefits is a key part of the companies’ officer compensation program and typical market practice. In a hostile takeover or other change-in-control situation, it is important for management to remain focused on maximizing shareholder value and aligning management’s interests with shareholders’ interests, and not to be distracted by concerns about job security.

Change-in-control benefits require a “double trigger” and are not payable based on a change-in-control event alone, as described below. The Committee believes that the “double-trigger” requirement aligns our change-in-control benefits with shareholder interests and reflects current market practices.

The Officer Severance Policy provides enhanced cash severance benefits if the officer’s employment is terminated (including constructive termination by the officer for good reason) in connection with a Change in Control (as defined in the Policy). These enhanced benefits replace general severance benefits and are available only to officers in bands 1 or 2, which, as of December 31, 2019, included Messrs. Johnson, Vesey, Wells, and Simon, and Ms. Loduca. Covered officers are eligible to receive (1) change-in-control cash severance benefits equal to two times the sum of base salary and target annual STIP and (2) prorated STIP for the year of termination. Other NEOs receive general severance benefits only.

All LTIP award agreements contain change-in-control provisions that accelerate vesting of all awards if there is a Change in Control, and either the award is not continued, assumed, or substituted, or the recipient’s employment is terminated in connection with a Change in Control. This practice aligns PG&E Corporation and the Utility with market practices and (1) better balances the interests of award recipients and shareholders, (2) provides security for award recipients in a time of uncertainty, and (3) preserves the incentive for award recipients to stay with PG&E Corporation or the Utility even following a transaction.

The Golden Parachute Restriction Policy requires shareholder approval of certain executive severance payments (as defined in the Golden Parachute Restriction Policy) provided in connection with a change in control of PG&E Corporation, to the extent that those payments exceed 2.99 times the sum of a covered officer’s base salary and target STIP award.

Additional details regarding change-in-control benefits can be found in the section entitled “Potential Payments—Severance in Connection with Change in Control.”

5. 2020 NEO COMPENSATION STRUCTURE

The Committee has worked closely with its advisors and the companies to redesign the 2020 executive compensation programs, which will apply both pre-and post-emergence from the Chapter 11 Cases.  The Committee believes that the redesigned short- and long-term performance-based compensation programs not only meet, but exceed, the mandates of AB 1054 by prioritizing public safety and customer welfare, without sacrificing financial stability. The 2020 executive compensation programs balance key safety, customer welfare and financial issues facing the companies with the need to continue to recruit and retain qualified executives to guide the companies through a period of uncertainty (including the unpredictability of the stock price). Since the 2020 long-term performance awards will be paid in post-emergence equity, stock price volatility will have an effect on the incentive and retentive value of such awards earned by certain executives, some of whom may be NEOs.

6. COMMITTEE CONCLUSION

The bankruptcy filing resulted in an interruption of performance-based compensation in 2019 for certain executives of the companies, some of which are NEOs. The Committee believes that the measures, metrics and amounts contemplated by the  2020 re-design of executive compensation  are consistent with the Committee’s compensation objectives and policies to (1) provide long-term incentives to align shareholders’ and officers’ interests and enhance total return for shareholders, (2) attract, retain, and motivate officers with the necessary mix of skills and experience for the development and successful operation of PG&E Corporation’s and the Utility’s businesses, including in the area of public safety and customer welfare, and (3) compensate NEOs in a competitive, cost-efficient, and transparent manner, consistent with the restrictions on executive compensation imposed by Chapter 11 and AB 1054.

EXHIBIT A

Reconciliation of PG&E Corporation’s Consolidated Income Available for (Loss Attributable to) Common Shareholders in Accordance with Generally Accepted Accounting Principles (“GAAP”) to Adjusted Non-GAAP Earnings From Operations(1) for the year ended December 31, 2019

(in millions, except per share amounts)	Earnings
PG&E Corporation Loss on a GAAP basis	$(7,656)
Items impacting comparability:(2)
Wildfire-related costs(3)	8,761
Electric asset inspections costs(4)	557
Locate and mark penalty(5)	39
Chapter 11-related costs(6)	180
2019 GT&S capital disallowance(7)	193
PG&E Corporation’s Non-GAAP Earnings From Operations(8)	$2,074
Additional adjustments(9)
Operating interest, net of AFUDC	(7)
Litigation & third-party claims	(17)
Insurance	(233)
PG&E Corporation's Adjusted Non-GAAP Earnings From Operations(9) for STIP	$1,818

(1)	As previously disclosed, non-GAAP Earnings From Operations were further adjusted for STIP purposes, in a manner consistent with the methodology used to establish the applicable STIP target.
(2)
“Items Impacting Comparability” include items that management does not consider representative of ongoing earnings and affect comparability of financial results between periods, consisting of the items listed in the table above. All amounts presented in the table above are adjusted at PG&E Corporation’s statutory tax rate of 27.98% for 2019, except for certain Wildfire-related, Chapter 11-related, and 2019 GT&S capital disallowance costs, which are not tax deductible. Amounts may not sum due to rounding.

(3)
The Utility incurred costs of $12.2 billion (before the tax impact of $3.4 billion) during the year ended December 31, 2019, associated with wildfire-related costs. This includes accrued charges of $11.4 billion (before the tax impact of $3.2 billion) during the year ended December 31, 2019, related to increases in the recorded liability for third-party claims related to the 2018 Camp Fire, the 2017 Northern California wildfires, and the 2015 Butte fire. The Utility incurred costs of $278 million (before the tax impact of $78 million) during the year ended December 31, 2019, for clean-up and repair costs. The Utility also incurred costs of $152 million (before the tax impact of $43 million) during the year ended December 31, 2019, for legal and other costs. In addition, the Utility incurred costs of $398 million (before the tax impact of $108 million) during the year ended December 31, 2019 related to the Wildfire Order Instituting Investigation (“OII”) settlement. The Utility also recorded a charge of $86 million (before the tax impact of $24 million) during the year ended December 31, 2019 related to a one-time bill credit for customers impacted by the October 9, 2019 Public Safety Power Shutoff (PSPS) event. December 31, 2019 for probable cost recoveries of insurance premiums incurred in 2018 above amounts included in authorized revenue requirements.

(in millions, pre-tax)	Year Ended December 31, 2019
Camp, Northern California, and Butte fire-related costs, net of insurance:
Third-party claims	$11,435
Utility clean-up and repair costs	278
Legal and other costs	152
Subtotal Camp, Northern California, and Butte fire-related costs, net of insurance	11,865
Wildfire OII settlement	398
PSPS customer bill credit	86
2018 insurance premium cost recovery	(189)
Total Wildfire-related costs	$12,161

(4)
The Utility incurred costs of $773 million (before the tax impact of $216 million) during the year ended December 31, 2019, for incremental operating expenses related to enhanced and accelerated inspections of electric transmission and distribution assets and resulting repairs that are not probable of recovery.

(5)
The Utility recorded costs of $39 million (not tax deductible) during the year ended December 31, 2019 associated with an incremental fine payable to the State General Fund resulting from a presiding officer's decision in the Locate and Mark OII.

(6)
PG&E Corporation and the Utility incurred costs of $199 million (before the tax impact of $19 million) during the year ended December 31, 2019, directly associated with their Chapter 11 Cases. This includes legal and other costs of $292 million (before the tax impact of $45 million) during the year ended December 31, 2019, ($129 million of legal and other costs during the year ended December 31, 2019, are not tax deductible). The Utility also incurred $114 million (before the tax impact of $32 million) during the year ended December 31, 2019 for debtor-in-possession (“DIP”) financing costs. These costs were partially offset by a reduction to interest expense on pre-petition debt of $146 million (before the tax impact of $41 million) during the year ended December 31, 2019, and interest income of $60 million (before the tax impact of $17 million) recorded during the year months ended December 31, 2019, respectively.

(in millions, pre-tax)	Year Ended December 31, 2019
Legal and other costs	$292
DIP financing costs	114
Reduction of interest expense on pre-petition debt	(146)
Interest income	(60)
Chapter 11-related costs	$199

(7)
The Utility recorded costs of $237 million (before the tax impact of $44 million) during the year ended December 31, 2019 for pipeline-replacement costs disallowed in the 2019 GT&S rate case as a result of spending above amounts authorized in the 2015-2018 rate case period. Due to flow-through treatment related to deductible repairs, $80 million of the loss does not generate a net tax benefit.

(8)
“Non-GAAP Earnings From Operations” is a non-GAAP financial measure and is calculated as consolidated income available for (loss attributable to) common shareholders less items impacting comparability.  Items impacting comparability include items that management does not consider representative of ongoing earnings and affect comparability of financial results between periods, consisting of the items listed in the table above. PG&E Corporation and the Utility use Non-GAAP Earnings From Operations to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short- and long-term operating planning, and employee incentive compensation, as it may further be adjusted (see footnote 9 below). PG&E Corporation and the Utility believe that Non-GAAP Earnings From Operations provide additional insight into the underlying trends of the business, allowing for a better comparison against historical results and expectations for future performance.

Non-GAAP Earnings From Operations is not a substitute or alternative for GAAP measures such as consolidated income available for (loss attributable to) common shareholders and may not be comparable to similarly titled measures used by other companies.
(9)
Adjusted Non-GAAP Earnings from Operations represents Non-GAAP Earnings from Operations, which is a non-GAAP financial measure, as further adjusted as necessary to ensure that this performance metric is measured in a manner consistent with the methodology used to establish the applicable STIP target. The methodology adjusts for drivers that are subject to volatility associated with the Chapter 11 Cases. The methodology removes any favorable or unfavorable budget variances related to operating interest, Allowance for Funds Used During Construction (AFUDC), capital structure, or other large favorable or unfavorable variances (defined as $10 million or more per quarter after tax) arising from the Chapter 11 proceedings, using their effective tax rate, for the purposes of measuring STIP in 2019.

V.  Executive Officer Compensation Information

SUMMARY COMPENSATION TABLE – 2019

This table summarizes the principal components of compensation earned during 2019. This table also includes information disclosed in the 2019 and 2018 Joint Proxy Statements for compensation paid or granted to certain officers during 2018 and 2017, respectively.

Name and Principal Position*	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
William D. Johnson Chief Executive Officer and President, PG&E Corporation	2019	1,657,609	3,000,000	2,333,358	11,102,001	0	22,400	414,474	18,529,842
Andrew M. Vesey Chief Executive Officer and President, Pacific Gas and Electric Company	2019	371,212	1,000,000	833,558	0	0	21,159	147,660	2,373,589
Jason P. Wells Executive Vice President and Chief Financial Officer, PG&E Corporation	2019	630,000	0	0	0	0	525,086	60,866	1,215,952
	2018	625,000	0	2,000,122	500,001	0	0	72,151	3,197,274
	2017	583,333	0	2,000,079	0	0	462,213	62,509	3,108,134
David S. Thomason Vice President, Chief Financial Officer, and Controller, Pacific Gas and Electric Company	2019	331,250	0	0	0	0	275,136	52,973	659,359
	2018	323,718	0	260,039	65,001	0	0	59,900	708,658
	2017	301,650	0	300,086	0	113,482	170,516	55,741	941,475
John R. Simon(a) Executive Vice President, Law, Strategy and Policy, PG&E Corporation	2019	749,031	0	0	0	0	728,771	69,696	1,547,499
	2018	599,000	0	1,800,090	450,007	0	203,765	71,766	3,124,628
	2017	594,582	0	2,000,079	0	558,130	549,429	58,713	3,760,933
Janet C. Loduca Senior Vice President and General Counsel, PG&E Corporation and Pacific Gas and Electric Company	2019	636,995	0	0	0	0	526,675	58,430	1,222,101
James M. Welsch Senior Vice President, Generation and Chief Nuclear Officer, Pacific Gas and Electric Company	2019	533,181	0	0	0	143,563	298,748	95,257	1,070,749
Michael A. Lewis Senior Vice President, Electric Operations, Pacific Gas and Electric Company	2019	474,855	125,000	0	0	0	15,603	81,785	697,243
Geisha J. Williams(b) Chief Executive Officer and President, PG&E Corporation	2019	189,981	0	0	0	0	566,434	2,644,882	3,401,297
	2018	1,079,167	0	6,400,078	1,600,003	0	40,341	170,253	9,289,842
	2017	991,667	0	6,500,168	0	0	996,810	108,575	8,597,220
Jesus Soto Jr.(c) Senior Vice President, Gas Operations, Pacific Gas and Electric Company	2019	420,252	0	0	0	0	134,768	1,008,337	1,563,358
	2018	474,333	0	1,220,086	180,007	0	88,088	52,292	2,014,605

Melvin Christopher(d) Senior Vice President, Gas Operations, Pacific Gas and Electric Company	2019	321,505	0	0	0	133,194	130,229	739,954	1,324,882
Patrick M. Hogan(e) Senior Vice President and Advisor, Pacific Gas and Electric Company	2019	92,959	0	0	0	0	3,397	723,965	820,321
	2018	424,975	0	640,085	160,007	0	13,537	95,587	1,334,191

Steven E. Malnight(f) Senior Vice President, Energy Supply and Policy, Pacific Gas and Electric Company	2019	216,737	0	0	0	0	486,715	34,762	738,214
	2018	460,633	0	1,020,086	180,007	0	22,013	53,884	1,736,423

*	Lists positions as of the earlier of the individual’s separation from service or December 31, 2019.

(a)	From January 13, 2019 to May 1, 2019 Mr. Simon served as Interim CEO of PG&E Corporation.

(b)	Ms. Williams separated from service effective January 13, 2019.

(c)
Mr. Soto separated from service effective July 2, 2019.  During a portion of 2019, and prior to Mr. Vesey’s arrival at the Utility, Mr. Soto shared the role of PEO of the Utility with two other officers.

(d)
Mr. Christopher separated from service effective November 1, 2019. During a portion of 2019, and prior to Mr. Vesey’s arrival at the Utility, Mr. Christopher shared the role of PEO of the Utility with two other officers

(e)
Mr. Hogan separated from service effective January 28, 2019. During a portion of 2019, and prior to Mr. Vesey’s arrival at the Utility, Mr. Hogan shared the role of PEO of the Utility with two other officers.

(f)
Mr. Malnight separated from service effective April 12, 2019. During a portion of 2019, and prior to Mr. Vesey’s arrival at the Utility, Mr. Malnight shared the role of PEO of the Utility with two other officers.

(1)
Includes payments for accrued vacation, and $120,194 of temporary monthly compensation increases for Ms. Loduca from February-April 2019, reflecting additional responsibilities she accepted while serving as interim General Counsel.

(2)	Represents transition payments to new officers (Messrs. Johnson and Vesey) and one-time awards in connection with promotions (Mr. Lewis).

(3)
Represents the grant date fair value of performance shares and RSUs measured in accordance with FASB ASC Topic 718, without considering an estimate of forfeitures related to service-based vesting. For performance shares and RSUs, grant date fair value is measured using the closing price of PG&E Corporation common stock on the grant date. If the highest level of performance conditions were achieved, the estimated maximum grant date value of performance shares granted in 2019 would be: Mr. Johnson $2,625,027 and Mr. Vesey $937,752.

(4)
Represents the grant date fair value of stock options based on a Black-Scholes American Call valuation model, computed in accordance with FASB ASC Topic 718. Assumptions in valuation of stock options are described in footnote 5 to the table entitled “Grants of Plan-Based Awards in 2019.” These options vest over a three-year period.

(5)	Amounts represent payments received or deferred in 2020, 2019, and 2018 for achievement of corporate and organizational objectives in 2019, 2018, and 2017, respectively, under the STIP.

(6)
Amounts reported for 2019 consist of (i) the change in pension value during 2019 (Mr. Johnson $22,400, Mr. Vesey $21,159, Mr. Wells $525,086, Mr. Thomason $275,136, Mr. Simon $723,455, Ms. Loduca $526,675, Mr. Welsch $298,748, Mr. Lewis $15,603, Ms. Williams $566,009, Mr. Soto $134,768, Mr. Christopher $130,228, Mr. Hogan $0, and Mr. Malnight $486,715), and (ii) the above-market earnings on compensation deferred into the PG&E Corporation Supplemental Retirement Savings Plan and invested in the AA Utility Bond Fund (Mr. Simon $5,316, Ms. Williams $425, Mr. Christopher $1, and Mr. Hogan $3,397). The AA Utility Bond Fund accrues interest based on the long-term corporate bond yield average for AA utilities reported by Moody’s Investors Service. The above-market earnings are calculated as the difference between actual earnings from the AA Utility Bond Fund investment option and hypothetical earnings that would have resulted using an interest rate equal to 120 percent of the applicable federal rate.

(7)
Amounts reported for 2019 consist of (i) perquisites and personal benefits (Mr. Johnson $145,067, Mr. Vesey $47,349, Mr. Wells $7,074, Mr. Thomason $54, Mr. Simon $14,519, Ms. Loduca $9,545, Mr. Welsch $5,354, Mr. Lewis $54, Ms. Williams $1,515, Mr. Soto $8,813, Mr. Christopher $45, Mr. Hogan $5, and Mr. Malnight $18), (ii) tax-restoration payments to reflect additional taxation on relocation benefits (Mr. Johnson $132,324 and Mr. Vesey $39,554), (iii) a lump-sum annual stipend paid in lieu of providing perquisite benefits, with the exception of perquisite benefits noted in the chart below (Mr. Johnson $35,000, Mr. Vesey $12,500, Mr. Wells $25,000, Mr. Thomason $15,000, Mr. Simon $25,000, Ms. Loduca $25,000, Mr. Welsch $20,000, Mr. Lewis $20,000, Ms. Williams $0, Mr. Soto $20,000, Mr. Christopher $17,500, Mr. Hogan $0, and Mr. Malnight $25,000), (iv) company contributions to defined contribution retirement plans (Mr. Johnson $102,083, Mr. Vesey $48,258, Mr. Wells $28,350, Mr. Thomason $37,375, Mr. Simon $29,892, Ms. Loduca $23,221, Mr. Welsch $69,903, Mr. Lewis $61,731, Ms. Williams $8,511, Mr. Soto $10,586, Mr. Christopher $39,615, Mr. Hogan $7,684, and Mr. Malnight $9,744), and (v) severance payments earned upon separation from service (Ms. Williams $2,634,856, Mr. Soto $968,939, Mr. Christopher $682,794, and Mr. Hogan $716,276).

Employment Arrangements – Mr. Johnson

In general, NEOs do not have individualized employment contracts. Instead, NEO compensation is provided consistent with established officer plans and programs and is set as part of the annual officer pay planning process.

However, Mr. Johnson has a three-year employment arrangement with PG&E Corporation. As noted in the Current Report filed with the SEC on April 16, 2019, Mr. Johnson’s compensation incudes (a) a base salary of $2.5 million annually, (b) a one-time transition payment of $3 million on the first day of his employment, which is subject to clawback in the event Mr. Johnson resigns or is terminated for cause within 12 months of his start date, (c) standard relocation expenses, (d) an annual equity award with a target value of $3.5 million, with 25% of such award consisting of time-based RSUs and 75% of such award consisting of performance shares, and (e) a one-time grant of three tranches of performance-based stock options as follows: (i) tranche 1 consists of a maximum 1.2 million options (i.e. 800,000 options at target-level performance) with an exercise price of $25.00 per share exercisable until the fourth anniversary of the grant date, (ii) tranche 2 consists of a maximum 1.5 million options (i.e. 1 million options at target-level performance) with an exercise price of $40.00 per share exercisable until the fourth anniversary of the grant date, and (iii) tranche 3 consists of a maximum 1.6 million options (i.e. approximately 1.1 million options at target-level performance) with an exercise price of $50.00 per share exercisable until the fifth anniversary of the grant date, in each case subject to forfeiture if Mr. Johnson is terminated for cause. With respect to Mr. Johnson’s RSU and 2019 performance share awards, upon termination without cause RSUs and 2019 performance shares vest proportionately based on the number of months Mr. Johnson was employed during the vesting or performance period, as applicable. Upon termination without cause, Mr. Johnson’s 2020 and 2021 performance shares will vest, and settlement amounts will be determined, based on achievement of performance metrics for performance shares granted for the previously year All equity-based awards are subject to clawback under the Executive Incentive Compensation Recoupment Policy (described in more detail in the CD&A under the section entitled “Clawback Policy”). If Mr. Johnson is terminated other than for cause during the three-year term of his employment arrangement, he will be entitled to a cash severance payment of $2.5 million. Mr. Johnson’s equity incentive awards are subject to anti-dilution provisions upon a spin-off to shareholders and in connection with a rights offering to shareholders or other transactions in which shareholders are subject to the same anti-dilution protections as Mr. Johnson.

Perquisites and Personal Benefits

The following chart provides additional information regarding certain perquisites and personal benefits that are included in the Summary Compensation Table and discussed in section (i) of footnote 5. Additionally, NEOs may receive de minimis incidental perquisites under a pre-approved perquisite policy (including company-paid insurance, service awards, electric vehicle charging, and similar benefits).

	Transportation Services ($)	Executive Health ($)	Financial Services ($)	Relocation Services ($)
W. D. Johnson	3,465	0	0	141,566
A. M. Vesey	1,648	0	0	45,679
J. P. Wells	0	0	7,020	0
D. S. Thomason	0	0	0	0
J. R. Simon	6,625	0	7,840	0
J. C. Loduca	0	5,707	3,784	0
J. M. Welsch	0	5,300	0	0
M. A. Lewis	0	0	0	0
G. J. Williams	1,511	0	0	0
J. Soto	0	5,421	3,364	0
M. Christopher	0	0	0	0
P. Hogan	0	0	0	0
S. Malnight	0	0	0	0

The above perquisites and personal benefits consist of the following:

●
Transportation services for Messrs. Johnson, Simon, and Vesey and Ms. Williams to help ensure their safety and security while serving in the positions of CEO and President of PG&E Corporation and the Utility—or, in the case of Mr. Simon, as Interim CEO of PG&E Corporation—consisting of car transportation for commute and incidental non-business travel. Amounts include the prorated salary and benefits burden of the drivers, and vehicle costs.

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

●
The cost to PG&E Corporation and the Utility, as applicable, for relocation assistance services, which may include moving services, payments to a third-party home sale assistance firm (which may include inspection, appraisal, and other costs related to the sale of the home, third-party service fees, etc.), mortgage subsidies, and commuting expenses during the relocation process. Recipients of relocation assistance also received tax reimbursement payments (Mr. Johnson $132,324 and Mr. Vesey $39,554) with respect to this benefit in accordance with a broad- based program that provides relocation benefits to all employees. Such tax restoration payments are reflected in section (ii) of footnote 6 above.

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

Please see the CD&A for additional information regarding the elements of compensation discussed above, including information regarding salary, short-term incentives, and long-term incentives. Additional information regarding grants of LTIP awards can be found in the narrative following the “Grants of Plan-Based Awards in 2019” table.

VI.  GRANTS OF PLAN-BASED AWARDS IN 2019

This table provides information regarding incentive awards and other stock-based awards granted during 2019 to NEOs.

		Committee	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Action Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(3)	Awards (#)(4)	Awards ($/Sh)	Awards ($)(5)
W. D. Johnson			0	0	0
	8/14/2019	5/16/2019				15,314	61,255	122,510				1,137,505
	8/14/2019	5/16/2019				5,890	23,560	47,120				437,509
	8/14/2019	5/16/2019				2,356	9,424	18,848				175,004
	8/14/2019	5/16/2019							31,413			583,339
	8/14/2019	5/16/2019				333,333	800,000	1,200,000			25.00	4,112,000
	8/14/2019	5/16/2019				416,667	1,000,000	1,500,000			40.00	3,310,000
	8/14/2019	5/16/2019				444,445	1,066,667	1,600,000			50.00	3,680,001
A. M. Vesey			0	0	0
	11/12/2019	9/26/2019				5,852	23,408	46,816				406,363
	11/12/2019	9/26/2019				2,251	9,003	18,006				156,292
	11/12/2019	9/26/2019				900	3,601	7,202				62,513
	11/12/2019	9/26/2019							12,004			208,389
J. P. Wells			0	0	0							0
D. S. Thomason			0	0	0							0
J. R. Simon			0	0	0							0
J. C. Loduca			0	0	0							0
J. M. Welsch			62,310	124,621	186,931							0
M. A. Lewis			0	0	0							0
G. J. Williams			0	0	0							0
J. Soto			0	0	0							0
M. Christopher			57,810	115,620	173,430							0
P. Hogan			0	0	0							0
S. Malnight			0	0	0							0

(1)
Compensation opportunity granted for 2019 under the STIP. Actual amounts earned are reported in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. Threshold represents a 0.5 enterprise-wide STIP performance score and a 100 percent individual performance modifier. Maximum reflects a 1.5 enterprise-wide STIP performance score and no individual performance modifier (the individual performance modifier did not apply to awards received by Messrs. Welsch and Christopher).

(2)
Represents performance shares and Mr. Johnson’s performance-based options granted under the 2014 LTIP. For performance shares granted in 2019 and for the one-third of stock options vesting December 31, 2019, threshold equals 0.25 times target; for the two-thirds of stock options vesting December 31, 2020 and 2021, threshold equals 0.5 times target. Maximum equals 1.5 times target.

(3)	Represents RSUs granted under the 2014 LTIP.

(4)	Represents stock options granted under the 2014 LTIP.

(5)
For stock options, the grant date fair value is based on a Black-Scholes American Call valuation model, even though the options vest over three years and unvested options are forfeited if Mr. Johnson resigns or is terminated not for cause. The assumed per-share value was $5.14 for the options with an exercise price of $25.00, $3.31 for the options with an exercise price of $40.00, and $3.45 for the options with an exercise price of $50.00. The simulation model includes assumptions about dividend policy, duration, volatility, and risk-free interest rates. The dividend policy assumption uses 0% for dividend yield on PG&E Corporation stock. Expected duration of the options is the full term of the options. In absence of publicly-available transactions or information associated with implied volatility for a 10-year or 5-year option on PG&E common stock, volatility was estimated as 57% using a weighted-average of three volatility measures: 25% applied to the post-bankruptcy volatility of PG&E Corporation stock, 25% applied to implied volatility based on exchange-traded options trading within 10% of even money and maturities greater than six months, and 50% applied to an average peer group volatility over the five year preceding the grant date re-leveraged for the capital structure of PG&E Corporation. The risk-free rate is based on US Treasury rates as of the grant date for a period commensurate with the expected life of the options; the rate was 1.52% for the options with an exercise price of $25.00 and $40.00, and 1.51% for the options with an exercise price of $50.00. For RSUs and performance shares with safety, financial, and customer measures, the grant date fair value for Mr. Johnson is based on the Volume-Weighted Average Price for PG&E Corporation stock for the 15 trading days prior to announcement of his hiring. The grant date fair value for Mr. Vesey is based on the average PG&E Corporation stock closing price for the 15 trading days prior to his first day of employment with the Utility.

Detailed information regarding compensation reported in the tables entitled “Summary Compensation Table—2019” and “Grants of Plan-Based Awards in 2019,” including the relative amounts apportioned to different elements of compensation, can be found in the CD&A. Information regarding specific grants and arrangements is provided below.

STIP Awards

Information regarding the terms and basis of STIP awards can be found in the CD&A. No NEOs were eligible for STIP in 2019 other than Messrs. Welsch and Christopher, who were participants in the 2019 STIP prior to their election as executive officers and Chapter 11 Insiders, and received STIP payments in 2019, as reported in the table entitled “Summary Compensation Table—2019.” No future payout related to 2019 STIP is due to any NEO as of December 31, 2019.

Performance Shares

Performance shares granted to the PG&E Corporation and Utility CEOs as part of their 2019 annual equity incentives vested on December 31, 2019. Upon vesting, performance shares are settled in shares of PG&E Corporation common stock, net of the number of shares having a value equal to required withholding taxes. The number of shares issued is based on achievement of performance goals. The specific payout formulas are discussed in the CD&A. No other executive officers received grants of performance shares in 2019.

Each time that a cash dividend is paid on PG&E Corporation common stock, an amount equal to the cash dividend per share multiplied by the number of performance shares granted to the recipient will be accrued on behalf of the recipient. At the end of the vesting period, the amount of accrued dividend equivalents will be increased or decreased by the same payout factor used to increase or decrease the number of vested performance shares for the period. Accrued dividends are paid out in cash at the time the related performance shares are settled. Due to the suspension of the PG&E Corporation stock dividend since December 2017, no dividends have accrued on performance shares granted in 2019.  Additionally, lump-sum cash payout of accrued dividends on shares from grants made prior to December 2017 that vested in 2019 were suspended during the pendency of the Chapter 11 Cases.

Restricted Stock Units

RSUs granted to the PG&E Corporation and Utility CEOs as part of their 2019 annual equity incentives will vest in three tranches, with one-third vesting on the anniversary of the grant dates for the three years following the grant dates. No other executive officers received grants of RSUs in 2019. Upon vesting, RSUs are settled in an equivalent number of shares of PG&E Corporation common stock, net of the number of shares having a value equal to required withholding taxes. All RSUs may be subject to earlier vesting or forfeiture upon certain events, in accordance with the terms of the grant.

Each time that a cash dividend is paid on PG&E Corporation common stock, an amount equal to the cash dividend per share multiplied by the number of outstanding RSUs granted to the recipient will be accrued on behalf of the recipient. Accrued dividends are paid in cash at the time that the related RSUs are settled. Due to the suspension of the PG&E Corporation stock dividend in December 2017, no dividends accrued on RSUs granted in 2019.  Additionally, lump-sum cash payout of accrued dividends on shares from grants made prior to December 2017 that vested in 2019 were suspended during the pendency of the Chapter 11 Cases.

Stock Options

Performance-based stock options granted to the PG&E Corporation CEO in 2019 will vest in three tranches, with one-third vesting on December 31 of each of the three years following the grant date. The number of options vested is based on achievement of performance goals. The specific payout formulas are discussed in the CD&A. Upon vesting, Mr. Johnson may elect to pay the option exercise price and receive a share of PG&E Corporation stock for each option exercised. Mr. Johnson’s performance-based vested options expire at the close of business four years after the date of grant (in the case of Tranches 1 and 2), or five years after the date of grant (in the case of Tranche 3), after which time the options cease to be exercisable. The exercise price of each option was determined by the PG&E Corporation Board of Directors at the time they approved Mr. Johnson’s compensation arrangement for 2019 and is specified in the award agreement.

No tandem dividend equivalents are granted with stock options.

VII.  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – 2019

This table provides additional information regarding performance shares, stock options, and RSUs that were held as of December 31, 2019 by the NEOs, including awards granted prior to 2019. Any awards described below that were granted in 2019 also are reflected in the “Grants of Plan-Based Awards in 2019” table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
W. D. Johnson	266,666	533,334	25.00	8/14/2023	127,631	(5)	1,387,349	0		0
	333,333	666,667	40.00	8/14/2023
	355,555	711,112	50.00	8/14/2024
A. M. Vesey	0	0			50,500	(6)	548,935	0		0
J. P. Wells	16,292	32,584	41.26	3/1/2028	26,678	(7)	289,990	21,832	(8)	237,314
D. S. Thomason	2,118	4,236	41.26	3/1/2028	3,639	(9)	39,556	2,839	(10)	30,860
J. R. Simon	14,663	29,326	41.26	3/1/2028	24,860	(11)	270,228	19,649	(12)	213,585
J. C. Loduca	2,444	4,888	41.26	3/1/2028	10,979	(13)	119,342	3,276	(14)	35,610
J. M. Welsch	3,258	6,518	41.26	3/1/2028	5,125	(15)	55,709	4,367	(16)	47,469
M. A. Lewis	1,348	2,697	41.26	3/1/2028	1,942	(17)	21,110	2,415	(18)	26,251
G. J. Williams	52,134	104,269	41.26	1/13/2020	85,794	(19)	932,581	69,856	(20)	759,335
J. Soto	5,865	5,865	41.26	7/2/2020	10,797	(21)	117,363	7,861	(22)	85,449
M. Christopher	1,955	3,911	41.26	11/1/2020	3,246	(23)	35,284	2,622	(24)	28,501
P. Hogan	5,213	10,428	41.26	1/28/2020	8,794	(25)	95,591	6,987	(26)	75,949
S. Malnight	0	0			0		0	0		0

(1)
Other than for Mr. Johnson, consists of unvested stock options from awards granted in 2018, with one-third of each award vesting on March 1, 2019, one-third vesting on March 2, 2020, and one-third vesting on March 1, 2021. For Mr. Johnson, consists of unvested performance-based stock options from awards granted in 2019, with one-third of each award vesting on December 31, 2019, one-third vesting on December 31, 2020, and one-third vesting on December 31, 2021.

(2)
Includes (a) performance shares granted in 2017 for which the performance period ended on December 31, 2019 and for which the reported number reflects a 152 percent payout, and (b) unvested RSUs. See the CD&A for additional details regarding awards granted in 2019.

(3)	Value based on the December 31, 2019 per-share closing price of PG&E Corporation common stock of $10.87.

(4)
Consists of unvested performance shares granted in 2018. Consistent with SEC rules, the number of shares is presented assuming threshold performance for 2018 awards using a relative TSR measure, and maximum performance for 2018 awards using safety and financial measures. See the CD&A for additional details regarding awards granted in 2019.

(5)	96,218 performance shares vested on February 21, 2020. 10,471 RSUs will vest on August 14, 2021, 10,471 RSUs will vest on August 14, 2022, and 10,471 RSUs will vest on August 14, 2023.

(6)	38,496 performance shares vested on February 21, 2020. 4,001 RSUs will vest on November 12, 2021, 4,001 RSUs will vest on November 12, 2022, and 4,002 RSUs will vest on November 12, 2023.

(7)	4,528 performance shares vested on February 20, 2020. 13,061 RSUs vested on March 2, 2020 and 9,089 RSUs will vest on March 1, 2021.

(8)	21,832 performance shares are scheduled to vest in 2021, upon Compensation Committee (“Committee”) certification of performance results, but no later than March 14, 2021.

(9)	679 performance shares vested on February 20, 2020. 1,778 RSUs vested on March 2, 2020 and 1,182 RSUs will vest on March 1, 2021.

(10)	2,839 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(11)	4,528 performance shares vested on February 20, 2020. 12,152 RSUs vested on March 2, 2020 and 8,180 RSUs will vest on March 1, 2021.

(12)	19,649 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(13)
793 performance shares vested on February 20, 2020. 2,059 RSUs vested on March 2, 2020, 3,381 RSUs will vest on December 3, 2020, 1,364 RSUs will vest on March 1, 2021, and 3,382 RSUs will vest on December 3, 2021.

(14)	3,276 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(15)	793 performance shares vested on February 20, 2020. 2,514 RSUs vested on March 2, 2020 and 1,818 RSUs will vest on March 1, 2021.

(16)	4,367 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(17)	971 RSUs will vest on August 1, 2020 and 971 RSUs will vest on March 1, 2021.

(18)	2,415 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(19)	14,717 performance shares vested on February 20, 2020. 41,993 RSUs vested on March 2, 2020 and 29,084 RSUs will vest on March 1, 2021.

(20)	69,856 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(21)	1,926 performance shares vested on February 20, 2020. 4,961 RSUs vested on March 2, 2020 and 3,910 RSUs will vest on June 26, 2020.

(22)	7,861 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(23)	567 performance shares vested on February 20, 2020. 1,588 RSUs vested on March 2, 2020 and 1,091 RSUs will vest on March 1, 2021.

(24)	2,622 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

(25)	1,585 performance shares vested on February 20, 2020. 4,300 RSUs vested on March 2, 2020 and 2,909 RSUs will vest on March 1, 2021.

(26)	6,987 performance shares are scheduled to vest in 2021, upon Committee certification of performance results, but no later than March 14, 2021.

VIII.  OPTION EXERCISES AND STOCK VESTED DURING 2019

This table provides additional information regarding the amounts received during 2019 by NEOs upon vesting or transfer of restricted stock and other stock-based awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
W. D. Johnson	0	0	0	0
A. M. Vesey	0	0	0	0
J. P. Wells	0	0	21,365	382,194
D. S. Thomason	0	0	2,976	53,582
J. R. Simon	0	0	18,380	328,884
J. C. Loduca	0	0	6,893	91,752
J. M. Welsch	0	0	4,174	74,787
M. A. Lewis	0	0	970	17,509
G. J. Williams	0	0	51,334	918,863
J. Soto	0	0	8,490	151,950
M. Christopher	0	0	2,418	43,398
P. Hogan	0	0	6,790	121,579
S. Malnight	0	0	7,976	142,775

(1)
Reflects performance shares that vested on February 19, 2019 and RSUs that vested on January 23, 2019, March 1, 2019, August 1, 2019, August 8, 2019, September 4, 2019, and December 3, 2019. Also includes the value of accrued dividends upon vesting; however, lump-sum cash payout of accrued dividends on shares that vested in 2019 were suspended during the pendency of the Chapter 11 Cases.  Aggregate dollar amount realized upon vesting was computed by multiplying the number of shares of stock by the market value of the underlying shares on the applicable vesting date.

IX.  PENSION BENEFITS – 2019

This table provides information for each NEO relating to accumulated benefits as of December 31, 2019 under any plan that provides for payments or other benefits at, after, or relating to retirement.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
W. D. Johnson	Pacific Gas and Electric Company Retirement Plan	0.7	22,400	0
A. M. Vesey	Pacific Gas and Electric Company Retirement Plan	0.3	21,159	0
J. P. Wells	Pacific Gas and Electric Company Retirement Plan	12.8	1,460,831	0
	PG&E Corporation Supplemental Executive Retirement Plan	12.8	134,652	0
D. S. Thomason	Pacific Gas and Electric Company Retirement Plan	18.1	889,066	0
J. R. Simon	Pacific Gas and Electric Company Retirement Plan	12.7	2,650,217	0
	PG&E Corporation Supplemental Executive Retirement Plan	12.7	223,815	0
J. C. Loduca	Pacific Gas and Electric Company Retirement Plan	19.6	1,999,931	0
	PG&E Corporation Supplemental Executive Retirement Plan	19.6	106,227	0
J. M. Welsch	Pacific Gas and Electric Company Retirement Plan	35.8	2,604,696	0
M. A. Lewis	Pacific Gas and Electric Company Retirement Plan	1.4	26,658	0
G. J. Williams	Pacific Gas and Electric Company Retirement Plan	11.2	2,986,103	134,001
	PG&E Corporation Supplemental Executive Retirement Plan	11.2	702,783	0
J. Soto, Jr.	Pacific Gas and Electric Company Retirement Plan	7.1	747,162	0
	PG&E Corporation Supplemental Executive Retirement Plan	7.1	266,749	0
M. Christopher	Pacific Gas and Electric Company Retirement Plan	8.3	487,155	0
P. Hogan	Pacific Gas and Electric Company Retirement Plan	5.2	106,544	0
S. Malnight	Pacific Gas and Electric Company Retirement Plan	15.4	1,554,358	0
	PG&E Corporation Supplemental Executive Retirement Plan	15.4	329,816	0

Additional information regarding compensation reported in the “Pension Benefits—2019” table, and any associated policies, can be found in the CD&A. The present value of accumulated benefits as of December 31, 2019 is determined assuming that the NEOs retire at the earliest unreduced retirement age, using mortality and interest assumptions consistent with those used in preparing PG&E Corporation’s and the Utility’s financial statements. The RP-2014 “Employees” mortality table was used without collar or amount adjustments (adjusted to 2011 using a variation of MP-2014). Rates were projected on a generational basis from 2011 using a variation of MP-2014. Interest discount rates of 3.46 percent and 3.29 percent were used for the Pacific Gas and Electric Company Retirement Plan (“Retirement Plan”) and the PG&E Corporation Supplemental Executive Retirement Plan (“SERP”), respectively.

For 2019, the pension benefits described in the above table are provided to officers under two plans.

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

PG&E Corporation’s non-qualified SERP provides benefits to certain officers and key employees. The SERP benefit formula is 1.7 percent of the average of the three highest combined salary and annual STIP payments during the last 10 years of service, multiplied by years of credited service. Payments are in the form of a single-life annuity or, at the election of the officer, a joint spousal annuity. Normal retirement age is 65. Vested benefits are payable in the seventh month following the later of the NEO’s reaching age 55 or separation from the company, subject to reduction depending on years of credited service, in accordance with the Retirement Plan’s early retirement reduction factors. Payments are reduced by amounts payable from the Retirement Plan. Messrs. Wells, Simon, and Ms. Loduca participate in the SERP. Messrs. Malnight and Soto, and Ms. Williams also participated in the SERP prior to their separation from service.

Effective January 1, 2013, SERP participation was closed to new participants. Individuals who do not participate in the SERP but who are newly hired or promoted to officer after January 1, 2013 may be eligible to participate in the 2013 PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (“DC-ESRP”), a non-tax-qualified deferred compensation plan. Messrs. Johnson, Vesey, Lewis, Welsch and Thomason participate in the DC-ESRP. Messrs. Christopher and Hogan also participated in the DC-ESRP prior to their separation from service.  See the table entitled “Non-qualified Deferred Compensation—2019” and the accompanying narrative for additional DC-ESRP details.

In 2019, as a result of the Chapter 11 Cases, payments from the SERP and DC-ESRP were suspended. Although Ms. Williams has an accrued benefit under the SERP, no payments were made to her from the SERP in 2019.

At December 31, 2019, Mr. Simon was eligible for early retirement under the Retirement Plan and the SERP. If Mr. Simon had retired on December 31, 2019, his benefit under both plans would have been subject to an early retirement reduction of 29.75 percent.

At December 31, 2019, Messrs. Vesey and Lewis were eligible for early retirement under the Retirement Plan. If Mr. Vesey had retired on December 31, 2019, his benefit would have been subject to an early retirement reduction of 1.25 percent. If Mr. Lewis had retired on December 31, 2019, his benefit would have been subject to an early retirement reduction of 22 percent.

At December 31, 2019, Messrs. Johnson and Welsch were eligible for retirement under the Retirement Plan, with unreduced benefits.

Ms. Williams’ benefit under both the Retirement Plan and the SERP was subject to a 22.5 percent reduction when her employment ended. Mr. Hogan’s benefit under the Retirement Plan was subject to a 30 percent reduction when his employment ended. Mr. Christopher’s benefit under the Retirement Plan was subject to a 17.25 percent reduction when his employment ended.

X.  NON-QUALIFIED DEFERRED COMPENSATION – 2019

This table provides information for 2019 for each NEO regarding such individual’s accounts in non-qualified defined contribution plans and other deferred compensation plans as of December 31, 2019.

Name	PLAN	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distribution ($)	Aggregate Balance at Last FYE ($)(4)
W. D. Johnson	SRSP	0	0	0	0	0
	DC-ESRP	0	102,083	3,826	0	105,909
A. M. Vesey	SRSP	0	8,023	0	0	8,023
	DC-ESRP	0	25,985	746	0	26,731
J. Wells	SRSP	0	18,900	26,731	0	173,155
D. S. Thomason	SRSP	0	9,750	55,522	0	307,370
	DC-ESRP	0	22,750	18,240	0	108,906
J. R. Simon	SRSP	0	17,529	117,032	0	1,846,202
J. C. Loduca	SRSP	0	17,221	14,416	0	103,609
J.M. Welsch	SRSP	0	10,880	2,499	0	28,201
	DC-ESRP	0	46,423	19,622	0	211,089
M. A. Lewis	SRSP	0	17,027	0	0	17,027
	DC-ESRP	0	33,240	4,286	0	47,330
G. J. Williams	SRSP	0	0	(40,313)	0	243,586
J. Soto, Jr.	SRSP	0	0	168,387	0	946,784
M. Christopher	SRSP	0	2,722	43,524	0	219,245
	DC-ESRP	0	27,762	13,482	0	79,614
P. Hogan	SRSP	0	0	45,740	0	894,642
	DC-ESRP	0	2,503	7,457	0	212,890
S. Malnight	SRSP	0	0	5,656	38,819	0

(1)	In 2019, as a result of the Chapter 11 Cases, no officer deferrals were allowed.
(2)	The amounts shown were earned and reported for 2019 as compensation in the Summary Compensation Table.
(3)
Represents earnings from the supplemental retirement savings plans and the DC-ESRP described below. Includes the following amounts that were reported for 2019 as compensation in the Summary Compensation Table: Mr. Simon $5,316, Ms. Williams $ 425, Mr. Christopher $1, Mr. Hogan (SRSP) $2,653, and Mr. Hogan (DC-ESRP) $744.

(4)
Includes the following amounts that were reported as compensation in the Summary Compensation Table for 2019 and prior years: Mr. Johnson (DC-ESRP) $102,083, Mr. Vesey (SRSP) $8,023, Mr. Vesey (DC-ESRP) $25,985, Mr. Wells $146,424, Mr. Thomason (SRSP) $251,849, Mr. Thomason (DC-ESRP) $90,666, Mr. Simon $1,734,486, Ms. Loduca $17,221, Mr. Welsch (SRSP) $10,880, Mr. Welsch (DC-ESRP) $46,423, Mr. Lewis (SRSP) $17,027, Mr. Lewis (DC-ESRP) $33,240, Ms. Williams $284,324, Mr. Soto $778,397, Mr. Christopher (SRSP) $2,723, Mr. Christopher (DC-ESRP) $27,762, Mr. Hogan (SRSP) $851,555, Mr. Hogan (DC-ESRP) $206,178, and Mr. Malnight $33,163.

The table presents balances from both the PG&E Corporation Supplemental Retirement Savings Plan for deferrals made prior to January 1, 2005 and the PG&E Corporation 2005 Supplemental Retirement Savings Plan (together, the “SRSP Plans”) for deferrals made on and after January 1, 2005 and from the PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (“DC-ESRP”). The below descriptions pertain to 2019.

Under the SRSP Plans, under normal circumstances officers may defer 5 percent to 75 percent of their base salary, and all or part of their perquisite allowance, STIP payment, and performance share award if settled in cash.

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

Under the DC-ESRP, each time salary or STIP is paid, PG&E Corporation credits the participant’s account with an amount equal to 7 percent of the payment. Benefits vest after three years of cumulative service with the companies, and benefits generally are paid in a single lump sum upon the officer’s separation from service commencing as soon as reasonably practicable, following a date seven months after the separation from service, except that benefits for participants in the Utility Retirement Excess Plan will be paid at the same time as benefits in the Utility Retirement Excess Plan are paid. Officers may also elect deferrals to be distributed in 2 to 10 equal annual installments. Earlier distributions may be made in the case of an officer’s death.

Earnings on amounts in participant accounts under the SRSP Plans and the DC-ESRP are calculated based on the performance of the following funds available in the 401(k) plan:

Fund Name	2019 Return
Bond Index Fund	8.71%
Emerging Markets Enhanced Index Fund	12.42%
International Stock Index Fund	22.95%
Large Company Stock Index Fund	31.48%
Money Market Investment Fund	2.18%
Retirement Income Fund	13.28%
Short Term Bond Index Fund	3.95%
Small Company Stock Index Fund	27.91%
Target Date Fund 2015	13.74%
Target Date Fund 2020	16.86%
Target Date Fund 2025	19.90%
Target Date Fund 2030	21.73%
Target Date Fund 2035	22.90%
Target Date Fund 2040	23.87%
Target Date Fund 2045	24.78%
Target Date Fund 2050	25.03%
Target Date Fund 2055	25.03%
Target Date Fund 2060	24.93%
Total US Stock Index Fund	31.03%
U.S. Government Bond Index Fund	5.20%
World Stock Index Fund	27.02%

Other available measures are the PG&E Corporation Phantom Stock Fund, which mirrors an investment in PG&E Corporation common stock (2019 return of negative 50.74 percent), and the AA Utility Bond Fund. The AA Utility Bond Fund accrues interest based on the long-term corporate bond yield average for AA utilities reported by Moody’s Investors Service (yields reported during 2019 ranged from 3.07 percent to 4.20 percent). Pre-2005 deferrals under the SRSP Plans are limited to the Large Company Stock Index Fund, the PG&E Corporation Phantom Stock Fund, and the AA Utility Bond Fund. In general, the earnings measures are selected by the officer and may be reallocated subject to restrictions imposed by regulations of the SEC. However, deferrals of Special Incentive Stock Ownership Premiums received under the prior Executive Stock Ownership Program before December 31, 2012 may only be invested in the PG&E Corporation Phantom Stock Fund and may not be reallocated.

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

The following table estimates potential payments for each NEO as if, effective December 31, 2019, that individual’s employment was terminated or an acquiror did not assume, continue, or grant substitute awards for LTIP awards previously granted by PG&E Corporation or the Utility. Estimates assume that the value of any stock-based compensation received was $10.87 per share, which was the closing price of PG&E Corporation common stock on December 31, 2019. The table generally excludes (1) payments for services already rendered (such as unpaid and earned salary), which would be due to the NEO even if the individual had remained employed with the companies, (2) post-retirement benefits that would be available to employees generally, and (3) any compensation that was previously earned but then deferred by the NEO, and would become payable due to the termination (these deferred amounts are reflected in the table entitled “Non-Qualified Deferred Compensation—2019”). The table also does not fully take into account changes and restrictions that apply following the commencement of the Chapter 11 Cases on January 29, 2019, including restrictions on severance payments.

The value of actual cash and equity received on or shortly after December 31, 2019 would be less than the “total” amount listed below because (1) pension benefits are paid over time in the form of a life annuity, and (2) stock awards reflected in the table will be payable only after vesting, which may occur in subsequent years.

Name	Resignation/ Retirement ($)	Termination For Cause ($)	Termination Without Cause ($)	Change in Control ($)(1)	Death or Disability ($)(2)
W. D. Johnson
Value of Accumulated Pension Benefits	22,400	22,400	22,400	22,400	22,400
Value of Stock Awards Vesting(3)	0	0	1,387,349	1,387,349	1,387,349
Severance Payment	0	0	2,500,000	9,309,783	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	38,289	38,289	0
Career Transition	0	0	19,000	19,000	0
Total	22,400	22,400	3,967,038	10,776,821	1,409,749
A. M. Vesey
Value of Accumulated Pension Benefits	22,400	22,400	22,400	22,400	22,400
Value of Stock Awards Vesting(3)	0	0	548,944	548,944	548,944
Severance Payment	0	0	1,850,000	2,631,061	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	52,876	52,876	0
Career Transition	0	0	19,000	19,000	0
Total	22,400	22,400	2,493,220	3,274,281	571,344
J. P. Wells
Value of Accumulated Pension Benefits	1,437,426	1,437,426	1,437,426	1,437,426	842,088
Value of Stock Awards Vesting(3)	0	0	270,274	401,974	401,974
Severance Payment	0	0	1,102,500	2,205,000	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	38,289	38,289	0
Career Transition	0	0	19,000	19,000	0
Total	1,437,426	1,437,426	2,867,488	4,101,689	1,244,062
D. S. Thomason
Value of Accumulated Pension Benefits	847,843	847,843	847,843	847,843	483,790
Value of Stock Awards Vesting(3)	0	0	37,259	54,386	54,386
Severance Payment	0	0	471,250	471,250	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	52,876	52,876	0
Career Transition	0	0	19,000	19,000	0
Total	847,843	847,843	1,428,228	1,445,355	538,176

Name	Resignation/ Retirement ($)	Termination For Cause ($)	Termination Without Cause ($)	Change in Control ($)(1)	Death or Disability ($)(2)
J. R. Simon
Value of Accumulated Pension Benefits	2,893,849	2,893,849	2,893,849	2,893,849	2,177,124
Value of Stock Awards Vesting(3)	372,332	0	372,332	372,332	372,332
Severance Payment	0	0	1,216,250	2,386,404	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	52,876	52,876	0
Career Transition	0	0	19,000	19,000	0
Payment in Lieu of Post-Retirement Life Insurance	422,925	422,925	422,925	422,925	0
Total	3,689,106	3,316,774	4,977,232	6,147,386	2,549,456
J. C. Loduca
Value of Accumulated Pension Benefits	2,235,153	2,235,153	2,235,153	2,235,153	1,653,398
Value of Stock Awards Vesting(3)	0	0	79,956	136,482	136,482
Severance Payment	0	0	977,500	1,846,667	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	52,876	52,876	0
Career Transition	0	0	19,000	19,000	0
Total	2,235,153	2,235,153	3,364,485	4,290,178	1,789,880
J. M. Welsch
Value of Accumulated Pension Benefits	2,604,696	2,604,696	2,604,696	2,604,696	1,403,084
Value of Stock Awards Vesting(3)	77,784	0	77,784	77,784	77,784
Severance Payment	0	0	872,000	872,000	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	38,289	38,289	0
Career Transition	0	0	19,000	19,000	0
Payment in Lieu of Post-Retirement Life Insurance	374,703	374,703	374,703	374,703	0
Total	3,057,183	2,979,399	3,986,472	3,986,472	1,480,868
M. A. Lewis
Value of Accumulated Pension Benefits	30,073	30,073	30,073	30,073	30,073
Value of Stock Awards Vesting(3)	0	0	17,595	31,664	31,664
Severance Payment	0	0	848,000	848,000	0
Short-Term Incentive Plan Award(4)	0	0	0	0	0
Health Care Insurance	0	0	52,876	52,876	0
Career Transition	0	0	19,000	19,000	0
Total	30,073	30,073	967,544	981,614	61,737

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

(3)
Reflects the value of outstanding equity awards for which vesting is continued or accelerated due to the termination event. Based on performance through December 31, 2019, no payments would be made with respect to outstanding performance shares using a TSR measure. Payments would be made at 152 percent with respect to outstanding performance shares granted in 2017 using safety and financial measures. Outstanding performance shares granted in 2018 using safety and financial measures are included assuming a 100 percent payout. Payments would be made at 102 percent with respect to outstanding performance shares for the PG&E Corporation CEO and at 107 percent with respect to outstanding performance shares for the Utility CEO.

(4)	Assumes no participation in 2019 STIP as of December 31, 2019 for NEOs.

Arrangements with Former NEOs

During 2019, the following NEOs separated from service prior to December 31, 2019. In each case the individual was entitled to receive benefits consistent with a termination without cause as described below. Additional benefits, if any are described below:

●
On January 13, 2019, Ms. Williams entered into a separation agreement, pursuant to which her employment ceased on January 13, 2019. In addition to those benefits typically provided to an individual who was terminated without cause, Ms. Williams also was granted access to continuing personal and home security for a year following her separation from service, which she did not use and for which PG&E Corporation incurred no expense. The value of benefits received due to such separation, calculated as of January 13, 2019, in a manner consistent with the calculations in the “Potential Payments” table, was $7,536,875.

●
On January 22, 2019, Mr. Hogan entered into a separation agreement, pursuant to which his employment ceased on January 28, 2019. The value of benefits received due to such separation, calculated as of January 28, 2019, in a manner consistent with the calculations in the “Potential Payments” table, was $953,648.

●
On July 8, 2019, Mr. Soto entered into a separation agreement, pursuant to which his employment ceased on July 2, 2019. The value of benefits received due to such separation, calculated as of July 2, 2019, in a manner consistent with the calculations in the “Potential Payments” table, was $2,336,193.

●
On October 17, 2019, Mr. Christopher entered into a separation agreement, pursuant to which his employment ceased on November 1, 2019. The value of benefits received due to such separation, calculated as of November 1, 2019, in a manner consistent with the calculations in the “Potential Payments” table, was $1,288,930.

In addition, on April 12, 2019, Mr. Malnight resigned from employment with Pacific Gas and Electric Company. As a result, Mr. Malnight received benefits consistent with a resignation as described below. The value of benefits received due to such separation, calculated as of April 12, 2019, in a manner consistent with the calculations for resignation in the “Potential Payments” table, was $1,996,965.

Payment of certain severance benefits due to Ms. Williams and Messrs. Christopher, Hogan, and Soto were suspended due to the Chapter 11 Cases.

Pension Benefits in General

If any NEO is terminated for any reason, that officer generally is entitled to receive accrued and vested pension benefits, as described in the narrative accompanying the “Pension Benefits—2019” table. The value of the pension benefit will be paid out over time in the form of an annuity, consistent with payment elections made by the NEO. The qualified plan trust is funded by contributions from both PG&E Corporation and the Utility. Payments from the non-qualified plan are paid by PG&E Corporation and are reduced by any benefit payable from the qualified plan. Benefits are paid from the qualified plan and the qualified plan trust to the maximum extent possible prior to payment under the non-qualified plan.

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

Potential Payments – Resignation/Retirement

LTIP Awards

Unvested performance shares, stock options, and RSUs generally are cancelled upon resignation, unless that individual’s resignation qualifies as a “retirement.” For these purposes, “retirement” for the NEOs means a termination of employment, other than for cause, when an employee is at least 55 years old and has been employed for at least the last five consecutive years immediately before termination. If the individual “retires,” then:

●	Unvested performance shares continue to vest and will become payable as if the officer remained employed.

●
Unvested annual RSU awards continue to vest and will become payable as if the officer remained employed (unless retirement occurs within two years following a Change in Control, in which case shares underlying the RSUs vest and are paid out within 60 days following the retirement).

●
Unvested annual stock options continue to vest and will become exercisable according to their normal vesting schedule as if the officer remained employed (unless retirement occurs within two years following a Change in Control, in which case all options vest and may be exercised for the shorter of the remaining term or five years).

With respect to Mr. Johnson’s 2019 one-time award of performance-based stock options, upon resignation unvested options are cancelled and vested options may be exercised for the remaining term of the options.

Messrs. Simon and Welsch were eligible for retirement under the LTIP as of December 31, 2019. Ms. Williams and Messrs. Hogan and Christopher were retirement-eligible at the time their employment ended.

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

If an NEO retires before December 31 of any calendar year, then the Committee may, in its discretion, approve providing the retired NEO with a lump-sum STIP payment for that calendar year. Any such STIP payment generally would reflect actual earnings, and thus be prorated to reflect the amount of time that the retired NEO was employed during the performance period.

Any STIP payment generally would reflect the STIP performance score applicable to active employees and would be paid by the former employer at the same time as for active employees.

No NEOs were eligible for STIP as of December 31, 2019.

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

Upon qualifying retirement, Messrs. Simon and Welsch would receive a lump-sum cash benefit equal to the present value of a post-retirement life insurance policy with coverage equal to his last 12 months of salary. Upon qualifying for retirement, Messrs. Johnson, Vesey, Wells, and Lewis would be entitled to receive a life insurance benefit in the amount of $8,000 and Mr. Thomason and Ms. Loduca would be entitled to receive a life insurance benefit in the amount of $50,000.

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

As provided in the Officer Severance Policy, in general, an officer is terminated “for cause” if the employer determines in good faith that the officer has engaged in, committed, or is responsible for:

●	Serious misconduct, gross negligence, theft, or fraud against PG&E Corporation and/or the officer’s employer,

●	Refusal or unwillingness to perform his or her duties,

●	Inappropriate conduct in violation of PG&E Corporation’s equal employment opportunity policy,

●	Conduct that reflects adversely upon, or making any remarks disparaging of, PG&E Corporation, its Board, officers, or employees, or its affiliates or subsidiaries,

●	Insubordination,

●	Any willful act that is likely to injure the reputation, business, or business relationship of PG&E Corporation or its subsidiaries or affiliates, or

●	Violation of any fiduciary duty, or breach of any duty of loyalty.

With respect to vesting of LTIP awards, “cause” generally is determined in the sole discretion of PG&E Corporation, and typically includes dishonesty, a criminal offense, or violation of a work rule.

Potential Payments – Termination Without Cause

LTIP Awards

Termination provisions are described in the Officer Severance Policy and LTIP award agreements. In general:

●
Unvested performance shares generally vest based on actual performance proportionately based on the number of months during the performance period that the officer was employed divided by the number of months in the performance period. Any vested performance shares are settled, if at all, at the end of the applicable performance period.

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

With respect to Mr. Johnson’s 2019 RSU and performance share awards, upon termination without cause RSUs and performance shares vest proportionately based on the number of months Mr. Johnson was employed during the vesting or performance period, as applicable. Any vested performance shares are settled, if at all, at the end of the applicable performance period.

With respect to Mr. Johnson’s 2019 one-time award of performance-based stock options, upon termination without cause unvested options are cancelled and vested options may be exercised for the remaining term of the options.

Messrs. Simon and Welsch were eligible for retirement under the LTIP as of December 31, 2019. Ms. Williams and Messrs. Hogan and Christopher were retirement-eligible at the time their employment ended.

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

No NEOs were eligible for STIP as of December 31, 2019.

Miscellaneous Benefits

The officer is entitled to receive a lump-sum cash payment equal to the estimated value of 18 months of COBRA premiums, based on the officer’s benefit levels at the time of termination (with such payment subject to taxation under applicable law), and career transition services.

Covenants

In consideration for severance benefits other than those relating to LTIP awards, (1) the officer agrees not to divulge any confidential or privileged information obtained during his or her employment, unless required or permitted by law, (2) during a period of 12 months following termination, the officer agrees to a covenant to, among other things, refrain from soliciting customers and employees, (3) the officer agrees to assist in legal proceedings as reasonably required during this period, (4) the officer must sign a release of claims, and (5) the officer must agree not to compete with PG&E Corporation, the Utility, or their subsidiaries or affiliates to the extent permitted by law.

Potential Payments – Severance in Connection with Change in Control

Change in Control benefits require a “double trigger” and are not payable based on a Change in Control event alone. Benefits in connection with a Change in Control are provided by the Officer Severance Policy, the LTIPs, and related LTIP award agreements and guidelines. Benefits may be limited by the PG&E Corporation Golden Parachute Restriction Policy, which is discussed further below.

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

3.
Following any shareholder-approved consolidation or merger of PG&E Corporation, the former PG&E Corporation shareholders own less than 70 percent of the voting power in the surviving entity (or parent of the surviving entity).

4.	(a) Consummation of the sale, lease, exchange, or other transfer of all or substantially all of PG&E Corporation’s assets, or
(b) shareholder approval of a plan of liquidation or dissolution of PG&E Corporation.

Change in Control is defined identically in the Officer Severance Policy and in the 2014 LTIP (and award agreements for grants made thereunder).  No Change in Control occurred during 2019.

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
Performance Shares
Vest upon CIC, payable at the end of the performance period, but based on a payout factor measuring TSR for the period from the beginning of the performance period to the date of CIC, and assuming performance for other measures was at target
		Vest upon CIC, payable at, and payout determined at, the end of the performance period	Vest upon termination, payable at, and payout determined at, the end of the performance period
RSUs	Vest upon CIC, settled under the normal schedule	Vest upon CIC, settled under the normal schedule (includes any RSUs that would have continued to vest after termination)	Vest upon termination, settled within 60 days
Stock Options	Vest upon CIC and will be cancelled in exchange for fair value	Vest upon CIC; may be exercised within shorter of remaining term or one year	Vest upon termination; may be exercised within shorter of remaining term or one year
Performance Based Stock Options (Mr. Johnson only)	Vest upon CIC and cashed out in connection with the CIC transaction, assuming payout percentage of 100%; may be exercised for the shorter of remaining term or one year	Vest upon CIC assuming payout percentage of 100%; may be exercised within shorter of remaining term or one year after CIC	Vest upon termination assuming payout percentage of 100%; may be exercised within shorter of remaining term or one year from end of performance period

If a Change in Control occurs but the successor company assumes, continues, or substitutes previously-granted awards in a manner that preserves the value of those awards, then there is no change to the terms of the awards, except that any TSR-based performance measures will be calculated using PG&E Corporation’s relative TSR for the pre-CIC period and the acquiror’s TSR for the post-CIC period, and all other performance measures will be set at target (100% payout percentage).

Severance Payment

The Officer Severance Policy provides enhanced Change in Control severance benefits to “covered officers” who are in officer compensation bands 1 or 2. Such covered officers include Messrs. Johnson, Vesey, Wells, Simon, and Ms. Loduca. If Messrs. Lewis, Welsch, or Thomason had been terminated in connection with a Change in Control as of December 31, 2019, each would have been eligible for standard severance benefits, as discussed in the section entitled “Potential Payments—Termination Without Cause.”

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

However, in connection with the elimination of reimbursement payments for excise taxes levied in connection with Internal Revenue Code Section 4999, eligible officers either (1) are responsible for paying any such excise taxes, or (2) have their aggregate Change in Control benefits reduced to a level that does not trigger the excise tax, but only if doing so would be more beneficial to the officer on an after-tax basis.

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

The severance benefit levels described above are not provided to companies in bankruptcy—they do not represent what is allowed by the bankruptcy court.

STIP

If a covered officer is terminated without cause or is constructively terminated in connection with a Change in Control, the Officer Severance Policy provides that the officer will receive a lump-sum payment equal to the officer’s prorated target STIP calculated for the fiscal year in which termination occurs.

No NEOs were eligible for STIP as of December 31, 2019.

PG&E Corporation Golden Parachute Restriction Policy

The Golden Parachute Restriction Policy requires shareholder approval of executive severance payments provided in connection with any change in control, to the extent that those payments exceed 2.99 times the sum of a covered officer’s base salary and target annual STIP. This Policy was adopted by the PG&E Corporation Board in February 2006.

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

Potential Payments – Termination Due to Death or Disability

LTIP Awards

If an officer’s employment is terminated due to death or disability, LTIP awards generally are treated as follows:

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

With respect to Mr. Johnson’s 2019 one-time award of performance-based stock options, upon termination due to death or disability, unvested options remain eligible to vest based on achievement of performance metrics, and generally may be exercised for the shorter of one year after the end of the performance period or the remaining term of the options.

Vested LTIP awards are payable to the officer’s designated beneficiary(ies) in the case of death, or otherwise in accordance with the officer’s instructions or by law.

STIP

If an officer’s employment is terminated due to death or disability before December 31 of the STIP performance year, a prorated portion of the target STIP award will become payable in a lump-sum to the officer, or, in the case of death, to the officer’s beneficiary(ies), by the former employer and at the same time as STIP payments are made to active employees.

No NEOs were eligible for STIP as of December 31, 2019.

XII.  PRINCIPAL EXECUTIVE OFFICERS’ (PEO) PAY RATIO – 2019

PG&E Corporation and Utility PEOs’ Pay Ratio

The PG&E Corporation PEO’s 2019 total compensation was $19,372,233. The total compensation of the median employee was $206,693. The ratio of PEO pay to median worker pay for PG&E Corporation was 94:1.

The Utility PEO’s 2019 total compensation was $3,002,377. The total compensation of the median employee was $206,693. The ratio of PEO pay to median worker pay for the Utility was 15:1.

These ratios are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.

PG&E Corporation PEO Pay Ratio – Adjusted

As Mr. Johnson’s 2019 compensation included a one-time cash transition payment in connection with his hire as CEO of PG&E Corporation and a one-time grant of performance-based options that vest subject to achievement of annual performance targets set in 2019, 2020 and 2021, we are presenting an alternative calculation of the pay ratio. The alternative calculation excludes the one-time cash transition payment and the value of the performance-based options subject to annual performance targets to be determined in 2020 and 2021. In this case, the PEO’s 2019 total compensation was $8,970,899. The total compensation of the median employee was $206,693. The adjusted ratio of PEO pay to median worker pay for PG&E Corporation was 43:1.

PG&E Corporation and Utility PEOs’ Compensation Calculation

As of December 31, 2019, William Johnson, Chief Executive Officer and President of PG&E Corporation served as PEO of PG&E Corporation. Because Mr. Johnson became PEO of the Utility beginning May 2, 2019, PEO compensation as set forth in the Summary Compensation Table in the “total” column was annualized to project the amount of compensation that would have been earned if the PEO had been in his position for the full year.

As of December 31, 2019, Andrew Vesey, Chief Executive Officer and President of the Utility served as PEO of the Utility. Because Mr. Vesey became PEO of the Utility beginning August 19, 2019, PEO compensation as set forth in the Summary Compensation Table in the “total” column was annualized to project the amount of compensation that would have been earned if the PEO had been in his position for the full year.

Median Employee Selection

December 31, 2019 was selected as the date to identify the “median employee.” The companies identified the same individual as was identified as the “median employee” on December 31, 2017, for purposes of disclosures in the 2018 Joint Proxy Statement, given that since December 31, 2017, there have been no changes to either company’s employee population or employee compensation arrangements that would result in significant changes to the pay ratio disclosure. To identify the “median employee” on December 31, 2017, Medicare wages from tax records were utilized to make the initial identification. At that time, of the companies’ total of 23,361 employees, an insignificant number (24) were employed by PG&E Corporation, so the same employee was used as the “median employee” for both PG&E Corporation and the Utility in 2017, 2018, and again in 2019. After identifying the median employee, all the elements of compensation, including cash compensation and change in pension value, for 2019 were combined in accordance with the requirements of Item 402(c)(2)(x) of SEC Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table presents certain information regarding shareholders that PG&E Corporation and the Utility believe, based on public filings, are beneficial owners of more than 5 percent of any class of voting securities of the Corporation or the Utility as of March 25, 2020 (except as noted below).

Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Pacific Gas and Electric Company stock(1)	PG&E Corporation(2) 77 Beale Street P.O. Box 770000 San Francisco, CA 94177	264,374,809	96.24%
PG&E Corporation common stock	The Vanguard Group Inc.(3) 100 Vanguard Blvd. Malvern, PA 19355	38,883,390(3)	7.26%
PG&E Corporation common stock	Knighthead Capital Management, LLC(4) 1140 Avenue of the Americas, 12th Floor New York, NY 10036	14,883,521(4)	2.81%
PG&E Corporation common stock	Abrams Capital Management, L.P.(4) 222 Berkeley Street, 21st Floor Boston, MA 02116	25,000,000(4)	4.7%
PG&E Corporation common stock	Gallagher Fiduciary Advisors, LLC(5) 250 Park Avenue, 5th Floor New York, NY 10177	29,590,523(5)	5.6%
Pacific Gas and Electric Company First Preferred Stock, Cumulative, par value $25 per share	Stonehill Capital Partners LLC 885 Third Avenue 30th Floor New York, NY 10022	901,506(6)	8.7%

(1)	The Utility’s common stock and preferred stock vote together as a single class. Each share is entitled to one vote.

(2)	As of March 25, 2020, the Corporation held 100% of the issued and outstanding shares of Utility common stock, and no Utility preferred shares.

(3)
The information relates to beneficial ownership as of December 31, 2019, as reported in an amended Schedule 13G filed with the SEC on February 12, 2020 by The Vanguard Group, Inc. (“Vanguard”). For these purposes, Vanguard has sole voting power with respect to 243,460 shares of PG&E Corporation common stock, shared voting power with respect to 126,711 shares, sole dispositive power with respect to 38,227,556 shares, and shared dispositive power with respect to 236,246 shares of PG&E Corporation common stock held by Vanguard.

(4)
The information relates to beneficial ownership as of December 31, 2019, as reported in amended Schedule 13Ds filed with the SEC on January 23, 2020 by Knighthead Capital Management, LLC (“Knighthead”) and Abrams Capital Management, L.P. (“Abrams”).  According to the Schedule 13Ds filed with the SEC on August 7, 2019 by Knighthead and Abrams, each of Knighthead and Abrams may be deemed to be a member of a group for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 comprised of Knighthead and Abrams.  For these purposes, Knighthead has shared voting power with respect to 14,883,521 shares and shared dispositive power with respect to 14,883,521 shares of PG&E Corporation common stock held by Knighthead, while Abrams has sole voting power with respect to 14,000 shares, shared voting power with respect to 25,000,000 shares, sole dispositive power with respect to 14,000 shares and shared dispositive power with respect to 25,000,000 shares of PG&E Corporation common stock held by Abrams. On March 30, 2020, each of Knighthead and Abrams filed amended Schedule 13Ds noting that they had terminated their status as a “group” with respect to the common stock of PG&E Corporation for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934.

(5)
The information relates to beneficial ownership as of December 31, 2019, as reported in an amended Schedule 13G filed with the SEC on February 14, 2020 by Gallagher Fiduciary Advisors, LLC (“Gallagher”), which serves as independent fiduciary and investment manager for PG&E Corporation Retirement Savings Plan (the “Retirement Plan”) and PG&E Corporation Retirement Savings Plan for Union-Represented Employees (the “Union Retirement Plan”). For these purposes, the Retirement Plan has shared dispositive power with respect to 10,242,537 shares of PG&E Corporation common stock held by the Retirement Plan, the Union Retirement Plan has shared dispositive power with respect to 19,347,986 shares of PG&E Corporation common stock held by the Union Retirement Plan and Gallagher has shared dispositive power with respect to 29,590,523 shares of PG&E Corporation common stock held by Gallagher.

(6)
The information relates to beneficial ownership as of December 31, 2019, as reported in an amended Schedule 13G filed with the SEC on March 19, 2020 by Stonehill Capital Management LLC (“Stonehill”).  For these purposes, Stonehill has shared voting power with respect to 901,506 shares and shared dispositive power with respect to 901,506 shares of Utility First Preferred Stock, Cumulative, par value $25 per share held by Stonehill.

Security Ownership of Management

The following table sets forth the number of shares of PG&E Corporation common stock beneficially owned (as defined in the rules of the SEC) as of March 10, 2020 by the directors, the NEOs, and all directors and executive officers of PG&E Corporation and the Utility as a group. As of March 10, 2020, no listed individual owned shares of any class of Utility securities. The table also sets forth common stock equivalents credited to the accounts of directors and executive officers under the Corporation’s deferred compensation and equity plans. Directors and Section 16 Officers of the Corporation and the Utility may not engage in any hedging or monetization transactions that limit or eliminate the officer’s ability to profit from an increase in the value of company stock, and generally are prohibited from pledging company stock as collateral for a loan.

Name	Beneficial Stock Ownership(1)	Percent of Class(2)	Common Stock Equivalents(3)	Total
Richard R. Barrera(4)	0	*	8,069	8,069
Jeffrey L. Bleich(4)	0	*	0	0
Nora Mead Brownell(4)	0	*	0	0
Cheryl F. Campbell(4)	0	*	0	0
Fred J. Fowler(4)	17,251	*	0	17,251
William D. Johnson(4)	1,033,545	*	0	1,033,545
Michael J. Leffell(4)(7)	80,360	*	8,069	88,429
Dominique Mielle(4)	0	*	0	0
Meridee A. Moore(4)(8)	140,000	*	0	140,000
Eric D. Mullins(4)	5,307	*	15,138	20,445
Kristine M. Schmidt(4)	0	*	0	0
William L. Smith(4)	0	*	0	0
Andrew. M. Vesey(4)	25,202	*	0	25,202
Alejandro D. Wolff(4)	0	*	0	0
John M. Woolard(4)	0	*	0	0
Jason P. Wells(5)	85,091	*	0	85,091
David S. Thomason(5)	12,357	*	0	12,357
John R. Simon(5)	83,250	*	321	83,571
Janet C. Loduca(5)	21,428	*	0	21,428
James M. Welsch(5)	16,758	*	0	16,758
Michael A. Lewis(5)	2,223	*	0	2,223
Geisha J. Williams(5)(6)	365,577	*	8,565	374,142
Jesus Soto Jr.(5)(6)	45,526	*	0	46,526
Melvin Christopher(5)(6)	11,255	*	136	11,391
Patrick M. Hogan(5)(6)	35,524	*	0	35,524
Steven E. Malnight(5)(6)	15,059	*	0	15,059
All PG&E Corporation directors and executive officers as a group (18 persons)	1,491,434	*	31,597	1,523,031
All Utility directors and executive officers as a group (18 persons)	320,886	*	31,276	352,162

*	Less than 1 percent

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

This column also includes the following shares of PG&E Corporation common stock in which the listed individuals share voting and investment power: Mr. Wells 38,326 shares and Ms. Williams 115,996 shares, all PG&E Corporation directors and executive officers as a group 38,326 shares, and all Utility directors and executive officers as a group 0 shares. No reported shares are pledged.

(2)	The percent of class calculation is based on the number of shares of PG&E Corporation common stock outstanding as of March 10, 2020, which was 529,785,896 shares outstanding.

(3)
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

(4)
Messrs. Barrera, Bleich, Fowler, Johnson, Leffell, Mullins, Smith, Wolff, and Woolard and Mses. Brownell, Campbell, Mielle, Moore, and Schmidt are directors of both PG&E Corporation and the Utility. Mr. Vesey is a director of the Utility.

(5)
Messrs. Johnson, Vesey, Wells, Simon, Welsch, and Soto and Mses. Loduca and Williams are included in the Summary Compensation Table as NEOs of both PG&E Corporation and the Utility. Messrs. Thomason, Lewis, Malnight, Christopher, and Hogan are included in the Summary Compensation Table as NEOs of the Utility only.

(6)	Ms. Williams and Messrs. Soto, Christopher, Hogan, and Malnight were NEOs during 2019 but are no longer with PG&E Corporation or the Utility.

(7)
Mr. Leffell beneficially owns (i) 1375 shares of PG&E Corporation common stock directly in his name or in his self-directed individual retirement account, (ii) 73,880 shares of PG&E Corporation common stock through his interest in Portage Capital, LLC, a family investment partnership, (iii) 4150 shares of PG&E Corporation common stock held by an entity owned by members of Mr. Leffell’s immediate family and (iv) 995 shares of PG&E Corporation common stock held in accounts owned by members of Mr. Leffell’s immediate family. Mr. Leffell has sole voting and investment power over all such shares.

(8)
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

(2)	This is the weighted average exercise price for the 1,526,227 options outstanding as of December 31, 2019.

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

Since January 1, 2019, all related party transactions have been approved or ratified by the applicable Audit Committee in accordance with this Policy, except for entering into the backstop commitment letters with Knighthead, Abrams and Stonehill, which were reviewed and approved by the full PG&E Corporation Board.

Related Person Transactions

Kathy Thomason is employed by the Utility as a Business Finance Analyst, Expert, and she is the spouse of David S. Thomason, who is Vice President, Chief Financial Officer, and Controller of the Utility. Since January 1, 2019, Ms. Thomason received compensation and related payments and benefits from the Utility with a value of approximately $ 170,000. Any payments to Ms. Thomason for services rendered during 2020 are expected to be similar in nature and value to payments provided during 2019, consistent with the Utility’s policies and practices that apply to employee compensation generally.

Backstop Commitment Letters

According to the Schedule 13Ds filed with the SEC on August 7, 2019 by Knighthead and Abrams, each of Knighthead and Abrams may be deemed to be a member of a group for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 comprised of Knighthead and Abrams. Together, Knighthead and Abrams own more than 5% of the outstanding common stock of PG&E Corporation.  On September 9, 2019, PG&E Corporation entered into Chapter 11 Plan Backstop Commitment Letters with Knighthead and Abrams.  Knighthead and Abrams committed to purchase $1.0 billion and $500 million, respectively, of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of September 9, 2019, the total amount of such commitments was $1.5 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2019.

On September 13, 2019, PG&E Corporation entered into amended Chapter 11 Plan Backstop Commitment Letters with Knighthead and Abrams.  Knighthead and Abrams committed to purchase $1.0 billion and $500 million, respectively, of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of September 13, 2019, the total amount of such commitments was $1.5 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2019.

According to the amended Schedule 13G filed with the SEC on February 14, 2020 by Stonehill, Stonehill owns more than 5% of the outstanding First Preferred Stock, Cumulative, par value $25 per share of the Utility.  On September 30, 2019, PG&E Corporation entered into a Chapter 11 Plan Backstop Commitment Letter with Stonehill.  Stonehill committed to purchase $295 million of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of September 30, 2019, the total amount of such commitments (including similar commitments of third parties) was $14.0 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2019.

On November 16, 2019, PG&E Corporation entered into new Chapter 11 Plan Backstop Commitment Letters with Knighthead and Abrams which superseded the earlier backstop commitments.  Knighthead and Abrams committed to purchase $400 million and $400 million, respectively, of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of November 16, 2019, the total amount of such commitments (including similar commitments of third parties) was $7.415 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2019.

On November 16, 2019, PG&E Corporation entered into a Chapter 11 Plan Backstop Commitment Letter with Stonehill.  Stonehill committed to purchase $50 million of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of November 16, 2019, the total amount of such commitments (including similar commitments of third parties) was $7.415 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2019.

On December 6, 2019, PG&E Corporation entered into new Chapter 11 Plan Backstop Commitment Letters with Knighthead and Abrams which superseded the earlier backstop commitments.  Knighthead and Abrams committed to purchase $548 million and $548 million, respectively, of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of December 6, 2019, the total amount of such commitments (including similar commitments of third parties) was $12 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2019.

On December 6, 2019, PG&E Corporation entered into a Chapter 11 Plan Backstop Commitment Letter with Stonehill.  Stonehill committed to purchase $184 million of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of December 6, 2019, the total amount of such commitments (including similar commitments of third parties) was $12.0 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2019.

On December 23, 2019, PG&E Corporation entered into new Chapter 11 Plan Backstop Commitment Letters with Knighthead and Abrams which superseded the earlier backstop commitments.  Knighthead and Abrams committed to purchase $400 million and $300 million, respectively, of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of December 23, 2019, the total amount of such commitments (including similar commitments of third parties) was $12 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2019.

On December 23, 2019, PG&E Corporation entered into a Chapter 11 Plan Backstop Commitment Letter with Stonehill.  Stonehill committed to purchase $150 million of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of December 23, 2019, the total amount of such commitments (including similar commitments of third parties) was $12.0 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2019.

On March 1, 2020, PG&E Corporation entered into new Chapter 11 Plan Backstop Commitment Letters with Knighthead and Abrams which superseded the earlier backstop commitments.  Knighthead and Abrams committed to purchase $400 million and $300 million, respectively, of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of December 23, 2019, the total amount of such commitments (including similar commitments of third parties) was $700 million.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2020.

On March 6, 2020, PG&E Corporation entered into a Chapter 11 Plan Backstop Commitment Letter with Stonehill.  Stonehill committed to purchase $150 million of shares of PG&E Corporation, subject to the terms and conditions set forth therein.  As of March 6, 2020, the total amount of such commitments (including similar commitments of third parties) was $12.0 billion.  For a complete description of these equity backstop commitments, see PG&E Corporation’s and the Utility’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020.

Director Independence

On both PG&E Corporation’s Board and the Utility’s Board, at least 75 percent of the directors are independent, as required by each company’s Guidelines. The definitions of “independence” are identical for each company, are set forth in each company’s Guidelines, and reflect applicable NYSE definitions.

As of February 21, 2020, all of PG&E Corporation’s non-employee directors also are independent as defined by the NYSE. The Utility Board is exempt from NYSE American rules requiring that at least a majority of the directors meet the stock exchange’s definition of “independent director” because PG&E Corporation holds approximately 96 percent of the voting power of the Utility and the Utility is a “controlled” subsidiary.

The Boards of the Corporation and the Utility have determined that each of the following directors is independent according to the applicable company’s Guidelines: Richard R. Barrera, Jeffrey L. Bleich, Nora Mead Brownell, Cheryl F. Campbell, Fred J. Fowler, Michael J. Leffell, Dominique Mielle, Meridee A. Moore, Eric D. Mullins, Kristine M. Schmidt, William L. Smith, Alejandro D. Wolff and John M. Woolard. PG&E Corporation and the Utility also have determined that from January 1, 2019 to the date of this Amendment No. 1, each of the following past directors was independent while serving on the Boards, according to the applicable company’s Guidelines: Frederick W. Buckman, Lewis Chew, Richard C. Kelly, Roger H. Kimmel, Kenneth Liang, Richard A. Meserve, Forrest E. Miller, Benito Minicucci, Rosendo G. Parra, Barbara L. Rambo, and Anne Shen Smith.

In assessing each director’s independence, the companies considered transactions between PG&E Corporation or the Utility and their respective directors, and their immediate family members, and certain entities with which the directors or their immediate family members were affiliated. These transactions primarily involved (a) the Utility’s provision of utility services at rates or charges fixed in conformity with law or governmental authority and (b) membership fees paid to a non-profit entity previously affiliated with one of the companies’ directors (in amounts below the $10,000 threshold for Audit Committee review pursuant to the companies’ Related Party Transaction Policy), which the Boards determined were not material and did not affect the director’s independence.

In assessing the independence of each member of the Audit Committees, the Boards of PG&E Corporation and the Utility considered the following: Michael Schmidt, brother of Kristine M. Schmidt, is currently the Chief Technology Officer of Deloitte & Touche LLP (“Deloitte & Touche”), the independent registered public accounting firm for PG&E Corporation and the Utility since 1999. In his capacity as the Chief Technology Officer, Mr. Schmidt oversees technology issues relating to Deloitte & Touche’s global and U.S. audit functions. Mr. Schmidt does not participate in any auditing or quality control activities at Deloitte & Touche or work on any matters related to PG&E Corporation or the Utility and is not otherwise a “covered person” within the meaning of Item 2-01 of Regulation S-X under the Securities Act. The Boards determined that Ms. Schmidt’s family relationship does not affect Ms. Schmidt’s or Deloitte & Touche’s independence.

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

For 2020, the Audit Committees selected Deloitte & Touche as the companies’ independent auditor, following consideration of the following factors and criteria: (1) status as a registered public accounting firm and is subject to oversight by the Public Company Accounting Oversight Board; (2) status as a “Big Four” public accounting firm, nationally and internationally recognized as an expert in accounting and auditing; (3) having one of the largest utility practices of the “Big Four” public accounting firms; (4) having made a strong commitment to supporting supplier diversity; (5) having significant experience with the companies; and (6) having an experienced team, including the lead partner, familiar with the industry, assigned to the companies’ engagements. The Audit Committees also considered (1) Deloitte & Touche’s quality control report, (2) Deloitte & Touche’s discussion of its independence, and (3) a review of Deloitte & Touche’s proposed audit plan (including draft engagement letter) for 2020.

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

Fees Billed by the Independent Auditor During 2019 and 2018

The Audit Committees have reviewed the audit and non-audit fees that PG&E Corporation, the Utility, and their respective controlled subsidiaries have been billed for the independent auditor (including subsidiaries and affiliates), in order to consider whether the nature and relative value of those fees are compatible with maintaining the firm’s independence.

Table 1: Fees Billed to PG&E Corporation
(Amounts include Fees Billed to the Utility and its Subsidiaries shown in Table 2 below)

	2019	2018
Audit Fees	$ 2.111 million	$5.505 million
Audit-Related Fees	$ 0.095 million	$0.245 million
Tax Fees	$0	$0
All Other Fees	$0	$0

Table 2: Fees Billed to the Utility and its Subsidiaries
(Amounts are included in Fees Billed to PG&E Corporation shown in Table 1 above)
	2019	2018
Audit Fees	$1.920 million	$4.896 million
Audit-Related Fees	$ 0.090 million	$0.245 million
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees
Audit fees billed for 2019 and 2018 relate to services rendered by Deloitte & Touche and its affiliates in connection with reviews of Quarterly Reports on Form 10-Q, certain limited procedures on registration statements, the audits of the annual financial statements of PG&E Corporation and its subsidiaries and the Utility and its subsidiaries, the audits of both PG&E Corporation’s and the Utility’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, advice regarding adoption of new accounting pronouncements, support for statutory or regulatory filings or engagements and regulators’ reviews of auditor workpapers, and procedures related to the California Wildfires and going concern. In addition to the services outlined above, audit fees billed for 2019 also relate to services rendered for post-bankruptcy matters and additional audit procedures related to the planned participation in the Wildfire Fund established under Assembly Bill 1054.

Audit-Related Fees
Audit-related fees billed in 2019 and 2018 relate to services rendered by Deloitte & Touche and its affiliates for nuclear decommissioning trust audits, consultations on financial accounting and reporting standards, required agreed-upon procedure reports related to contractual obligations of the Utility and its subsidiaries, advice regarding proposed transactions, training, and advice concerning internal controls surrounding new applications, systems, or activities.

Tax Fees
Deloitte & Touche and its affiliates provided no services in this category during 2019 and 2018.

All Other Fees
Deloitte & Touche and its affiliates provided no services in this category during 2019 and 2018.

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

Audit-related services
Assurance and related services that traditionally are performed by the independent auditor (e.g., agreed-upon procedure reports related to contractual obligations and financing activities, nuclear decommissioning trust audits, and attest services).

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

During 2018, management adopted a policy of retaining D&T, Deloitte Consulting, or their subsidiaries or affiliate (together, “Deloitte”) for non-audit services only if the services (1) do not impair D&T’s independence, in fact or appearance, and are permitted by any rules regarding auditor independence, and (2) when aggregated, total amounts paid per year by the companies to Deloitte for “tax service” and “other services” (non-audit services) will be no more than 20 percent of the expected amounts that the companies will pay to Deloitte for “audit services” and “audit-related services.” Management continued to apply this policy in 2019.

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

Services Provided During 2019 and 2018
During 2019 and 2018, all services provided by Deloitte & Touche to PG&E Corporation, the Utility, and their consolidated affiliates were approved consistent with the applicable pre-approval procedures.

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

4.30(a)	Description of PG&E Corporation’s Securities – Common Stock (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 4.30(a))

4.30(b)
Description of Pacific Gas and Electric Company’s Securities – Preferred Stock (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-2348), Exhibit 4.30(b))

10.1
Senior Secured Superpriority Debtor-in-Possession Credit, Guaranty and Security Agreement, dated as of February 1, 2019, among Pacific Gas and Electric Company, PG&E Corporation, the financial institutions from time to time party thereto, as lenders and issuing lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to PG&E Corporation’s Form 8-K dated February 1, 2019 (File No. 1-12609), Exhibit 10.1)

10.2
Second Amended and Restated Credit Agreement, dated as of April 27, 2015, among (1) PG&E Corporation, as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank, National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.3
Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) Pacific Gas and Electric Company, as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

10.4
Term Loan Agreement, dated as of April 16, 2018, by and among PG&E Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Mizuho Bank, Ltd., Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to PG&E Corporation’s Form 8-K dated April 16, 2018 (File No. 001-12609), Exhibit 10.1)

10.5
Term Loan Agreement, dated as of February 23, 2018, by and among Pacific Gas and Electric Company, the several banks and other financial institutions or entities from time to time parties thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners and The Bank of Tokyo-Mitsubishi UFJ, Ltd, as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 23, 2018 (File No. 001-02348), Exhibit 10.1)

10.6
Purchase Agreement, dated as of August 2, 2018, among Pacific Gas and Electric Company, Goldman Sachs & Co. LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc. as representatives of the initial purchasers listed on Schedules I-A and I-B thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 10.1)

10.7
Purchase Agreement, dated as of November 27, 2017, among Pacific Gas and Electric Company and Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the initial purchasers listed on Schedules I-A, I-B and I-C thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 29, 2017 (File No. 1-2348), Exhibit 10.1)

10.8
Settlement Agreement among the California Public Utilities Commission, Pacific Gas and Electric Company and PG&E Corporation, dated as of December 19, 2003, together with appendices (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 8-K dated December 22, 2003 (File No. 1-12609 and File No. 1-2348), Exhibit 99)

10.9
Pacific Gas and Electric Company Commitment Letter dated October 4, 2019 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 11, 2019 (File No. 1-2348), Exhibit 10.1)

10.10	PG&E Corporation Commitment Letter dated October 4, 2019 (incorporated by reference to PG&E Corporation’s Form 8-K dated October 11, 2019 (File No. 1-12609), Exhibit 10.2)

10.11
Amendment No. 1 to Pacific Gas and Electric Company Commitment Letter dated November 18, 2019 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-2348), Exhibit 10.11)

10.12
Amendment No. 1 to PG&E Corporation Commitment Letter dated November 18, 2019 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.12)

10.13
Amendment No. 2 to Pacific Gas and Electric Company Commitment Letter dated December 20, 2019 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 20, 2019 (File No. 1-2348), Exhibit 10.3)

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

10.17
Amendment No. 4 to Pacific Gas and Electric Company Commitment Letter dated February 14, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-2348), Exhibit 10.17)

10.18
Amendment No. 4 to PG&E Corporation Commitment Letter dated February 14, 2020 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.18)

10.19		Amendment No. 5 to Pacific Gas and Electric Company Commitment Letter dated February 28, 2020

10.20		Amendment No. 5 to PG&E Corporation Commitment Letter dated February 28, 2020

10.21	***	Form of Chapter 11 Plan Backstop Commitment Letter (incorporated by reference to PG&E Corporation’s Form 8-K dated March 6, 2020 (File No. 1-12609), Exhibit 10.1)

10.22	****
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

10.23	****
First Amendment to Restructuring Support Agreement dated as of October 24, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.21)

10.24	****
Amended and Restated Restructuring Support Agreement dated as of November 1, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company, certain affiliates of American International Group, Inc., BG Group A Creditors, BG Group B Creditors, certain affiliates of Farmers Insurance Exchange, California Insurance Guarantee Association, Hartford Accident & Indemnity Company and certain affiliates, certain affiliates of Liberty Mutual Insurance Company, Nationwide Mutual Insurance Company and certain affiliates, State Farm Mutual Automobile Insurance Company, State Farm County Mutual Insurance Company of Texas, State Farm General Insurance Company, TLFI Investments, LLC (in its capacity as holder of an economic interest in certain Subrogation Claims), The Travelers Indemnity Company and certain of its property and casualty insurance affiliates, and certain affiliates of United Services Automobile Association (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.22)

10.25	****
First Amendment to Amended and Restated Restructuring Support Agreement, dated as of November 13, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.23)

10.26	****
Second Amendment to Amended and Restated Restructuring Support Agreement, dated as of November 18, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.24)

10.27	****
Third Amendment to Amended and Restated Restructuring Support Agreement, dated as of December 6, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.25)

10.28	****
Fourth Amendment to Amended and Restated Restructuring Support Agreement, dated as of December 10, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.26)

10.29	****
Fifth Amendment to Amended and Restated Restructuring Support Agreement, dated as of December 16, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.27)

10.30	****
Sixth Amendment to Amended and Restated Restructuring Support Agreement, dated as of December 18, 2019, among PG&E Corporation and Pacific Gas and Electric Company and the Requisite Consenting Creditors (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.28)

10.31
Restructuring Support Agreement dated as of December 6, 2019, by and among PG&E Corporation and Pacific Gas and Electric Company, the Official Committee of Tort Claimants, the attorneys and other advisors and agents for holders of Fire Victim Claims that are signatories to the RSA, and certain funds and accounts managed or advised by Abrams Capital Management, LP and certain funds and accounts managed or advised by Knighthead Capital Management, LLC (incorporated by reference to PG&E Corporation’s Form 8-K dated December 6, 2019 (File No. 1-12609), Exhibit 10.1)

10.32
First Amendment to the Restructuring Support Agreement, dated as of December 16, 2019, by and among PG&E Corporation and Pacific Gas and Electric Company, the Shareholder Proponents and the Requisite Consenting Fire Claimant Professionals (incorporated by reference to PG&E Corporation’s Form 8-K dated December 16, 2019 (File No. 1-12609), Exhibit 10.1)

10.33
Restructuring Support Agreement dated as of January 22, 2020, by and among PG&E Corporation and Pacific Gas and Electric Company, the holders of senior unsecured debt of Pacific Gas and Electric Company that are signatories to the RSA, and certain funds and accounts managed or advised by Abrams Capital Management, LP and certain funds and accounts managed or advised by Knighthead Capital Management, LLC (incorporated by reference to PG&E Corporation’s Form 8-K dated January 23, 2020 (File No. 1-12609), Exhibit 10.1)

10.34
Agency Appointment and Assumption Agreement dated as of September 13, 2019, by and among Wilmington Trust, National Association, in its capacity as Successor Agent, PG&E Corporation, as borrower, and the Lenders signatory thereto, constituting the Required Lenders (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2019 (File No. 1-12609), Exhibit 10.6)

10.35
Plan Support Agreement as to Plan Treatment of Public Entities’ Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company, the City of Clearlake, the City of Napa, the City of Santa Rosa, the County of Lake, the Lake County Sanitation District, the County of Mendocino, Napa County, the County of Nevada, the County of Sonoma, the Sonoma County Agricultural Preservation and Open Space District, the Sonoma County Community Development Commission, the Sonoma County Water Agency, the Sonoma Valley County Sanitation District and the County of Yuba (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.1)

10.36
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the Town of Paradise (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.2)

10.37
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the County of Butte (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.3)

10.38
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the Paradise Recreation & Park District (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.4)

10.39
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the County of Yuba (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.5)

10.40
Plan Support Agreement as to Plan Treatment of Public Entity’s Wildfire Claims dated as of June 18, 2019, by and among PG&E Corporation, Pacific Gas and Electric Company and the Calaveras County Water District (incorporated by reference to PG&E Corporation’s Form 8-K dated June 18, 2019 (File No. 1-12609), Exhibit 10.6)

10.41
Settlement Agreement, dated April 22, 2019, by and between PG&E Corporation and BlueMountain Capital Management, LLC (incorporated by reference to PG&E Corporation’s Form 8-K dated April 22, 2019 (File No. 1-12609), Exhibit 10.1)

10.42
Amendment No. 1 to Settlement Agreement, dated September 3, 2019, by and between PG&E Corporation and BlueMountain Capital Management, LLC (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2019, Exhibit 10.1)

10.43
Transmission Control Agreement among the California Independent System Operator (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609 and File No. 1-2348), Exhibit 10.8)

10.44	*
Performance Based Stock Option Agreement between William D. Johnson and PG&E Corporation for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.42)

10.45	*
Performance Share Agreement subject to financial goals between William D. Johnson and PG&E Corporation dated August 14, 2019 for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.43)

10.46	*
Performance Share Agreement subject to customer affordability goals between William D. Johnson and PG&E Corporation dated August 14, 2019 for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.44)

10.47	*
Performance Share Agreement subject to safety goals between William D. Johnson and PG&E Corporation dated August 14, 2019 for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.45)

10.48	*
Restricted Stock Unit Agreement between William D. Johnson and PG&E Corporation for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.46)

10.49	*
Restricted Stock Unit Agreement between Andrew M. Vesey and PG&E Corporation for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.47)

10.50	*
Offer Letter between Pacific Gas and Electric Company and Andrew M. Vesey dated July 30, 2019 (incorporated by reference to Pacific Gas and Electric’s Form 10-Q for the quarter ended September 30, 2019 (File No. 1-2348), Exhibit 10.7)

10.51	*
Performance Share Agreement subject to financial goals between Andrew M. Vesey and PG&E Corporation dated November 12, 2019 for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.49)

10.52	*
Performance Share Agreement subject to customer affordability goals between Andrew M. Vesey and PG&E Corporation dated November 12, 2019 for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.50)

10.53	*
Performance Share Agreement subject to safety goals between Andrew M. Vesey and PG&E Corporation dated November 12, 2019 for 2019 grant under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.51)

10.54	*	Form of Director and Officer Indemnification Agreement (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2019 (File No. 1-12609), Exhibit 10.8)

10.55	*
PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of June 3, 2019 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2019 (File No. 1-12609), Exhibit 10.9)

10.56	*
PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective as of June 3, 2019 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2019 (File No. 1-12609), Exhibit 10.10)

10.57	*
Letter regarding Compensation Agreement between Pacific Gas and Electric Company and David S. Thomason dated May 24, 2016 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2016 (File No. 1-2348), Exhibit 10.2)

10.58	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and David S. Thomason dated August 8, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12609), Exhibit 10.1)

10.59	*
Performance Share Award Agreement subject to financial goals between David S. Thomason and PG&E Corporation dated August 8, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12609), Exhibit 10.2)

10.60	*
Performance Share Award Agreement subject to safety and customer affordability goals between David S. Thomason and PG&E Corporation dated August 8, 2016 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12609), Exhibit 10.3)

10.61	*
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Janet C. Loduca dated December 3, 2018 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-12609), Exhibit 10.27)

10.62	*
PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

10.63	*
PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective September 15, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.3)

10.64	*
Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.03)

10.65	*
Amendment to PG&E Corporation Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.27)

10.66	*
Amendment to Pacific Gas and Electric Company Short-Term Incentive Programs and Other Bonus Programs, effective January 1, 2009 (amendment to comply with Internal Revenue Code Section 409A regulations) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-2348), Exhibit 10.28)

10.67	*
PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of January 1, 2013 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 1-12609), Exhibit 10.31)

10.68	*
PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective September 17, 2013 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12609), Exhibit 10.2)

10.69	*
Pacific Gas and Electric Company Relocation Assistance Program for Officers (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2015 (File No. 1-2348), Exhibit 10.38)

10.70	*
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective February 16, 2016 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-2348), Exhibit 10.4)

10.71	*
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective February 6, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2014 (File No. 1-2348), Exhibit 10.37)

10.72	*
Postretirement Life Insurance Plan of Pacific Gas and Electric Company, as amended and restated on February 14, 2012 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2012 (File No. 1-2348), Exhibit 10.7)

10.73	*
PG&E Corporation Non-Employee Director Stock Incentive Plan (a component of the PG&E Corporation Long-Term Incentive Program) as amended effective as of July 1, 2004 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.27)

10.74	*
PG&E Corporation 2014 Long-Term Incentive Plan effective May 12, 2014 and amended effective January 1, 2018 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2017 (File No. 1-12609), Exhibit 10.54)

10.75	*
PG&E Corporation 2006 Long-Term Incentive Plan, as amended effective January 1, 2013 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 1-12609), Exhibit 10.40)

10.76	*
PG&E Corporation Long-Term Incentive Program (including the PG&E Corporation Stock Option Plan and Performance Unit Plan), as amended effective as of May 16, 2001 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)

10.77	*
Form of Restricted Stock Unit Agreement for 2018 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Inventive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2018 (File No. 1-12609), Exhibit 10.04)

10.78	*
Form of Restricted Stock Unit Agreement for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.07)

10.79	*
Form of Restricted Stock Unit Agreement for 2017 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12609), Exhibit 10.07)

10.80	*
Form of Restricted Stock Unit Agreement for 2016 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2016 (File No. 1-12609), Exhibit 10.1)

10.81	*
Form of Restricted Stock Unit Agreement for 2017 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12609), Exhibit 10.01)

10.82	*
Form of Restricted Stock Unit Agreement for 2016 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2016 (File No. 1-12609), Exhibit 10.55)

10.83	*
Form of Stock Option Agreement for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.08)

10.84	*
Form of Non-Qualified Stock Option Agreement under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation’s Form 8-K dated January 6, 2005 (File No. 1-12609), Exhibit 99.1)

10.85	*
Form of Stock Award Agreement for 2019 grants to non-employee directors under the PG&E Corporation 2014 Long-Term Incentive Plan, as amended February 6, 2020 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 10.83)

10.86	*
Form of Performance Share Agreement subject to financial goals for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.04)

10.87	*
Form of Performance Share Agreement subject to safety goals for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.05)

10.88	*
Form of Performance Share Agreement subject to total shareholder return goals for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.06)

10.89	*
Form of Performance Share Agreement subject to total shareholder return goals for 2017 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12609), Exhibit 10.02)

10.90	*
Form of Performance Share Agreement subject to financial goals for 2016 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2016 (File No. 1-12609), Exhibit 10.61)

10.91	*
Form of Performance Share Agreement subject to safety and financial goals for 2017 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12609), Exhibit 10.03)

10.92	*
Form of Performance Share Agreement subject to safety and customer affordability goals for 2016 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2016 (File No. 1-12609), Exhibit 10.63)

10.93	*
PG&E Corporation 2010 Executive Stock Ownership Guidelines as adopted on September 14, 2010 and effective January 1, 2011 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-12609), Exhibit 10.3)

10.94	*
PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective September 15, 2010 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-12609), Exhibit 10.2)

10.95	*
PG&E Corporation 2012 Officer Severance Policy, as amended effective as of May 12, 2014 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12609), Exhibit 10.2)

10.96	*
PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

10.97	*
Amendment to PG&E Corporation Golden Parachute Restriction Policy dated December 31, 2008 (amendment to comply with Internal Revenue Code Section 409A Regulations) (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

10.98	*
Amended and Restated PG&E Corporation Director Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.01)

10.99	*
Amended and Restated PG&E Corporation Officer Grantor Trust Agreement dated October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.2)

10.100	*
PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective February 21, 2018 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2018 (File No. 1-12609), Exhibit 10.04)

10.101	*
Resolution of the Board of Directors of PG&E Corporation regarding indemnification of officers and directors dated December 18, 1996 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.40)

10.102	*
Resolution of the Board of Directors of Pacific Gas and Electric Company regarding indemnification of officers and directors dated July 19, 1995 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.41)

10.103		Plea Agreement and Settlement, dated March 17, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated March 17, 2020 (File No. 1-12609), Exhibit 10.1)

21		Subsidiaries of the Registrant (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 21)

23.1
PG&E Corporation Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 23.1)

24		Powers of Attorney (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2019 (File Nos. 1-12609 and 1-2348), Exhibit 24)

31.1		Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**
Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2019 (File No. 1-12609), Exhibit 32.1)

32.2	**
Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-2348), Exhibit 32.2)

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

PG&E CORPORATION

Dated: March 31, 2020	By:	/s/ JANET C. LODUCA
		Name:	Janet C. Loduca
		Title:	Senior Vice President and General Counsel

PACIFIC GAS AND ELECTRIC COMPANY

Dated: March 31, 2020	By:	/s/ BRIAN M. WONG
		Name:	Brian M. Wong
		Title:	Vice President, Deputy General Counsel and Corporate Secretary