Form 10-Q
period 2020-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2020-05-01
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				March 31, 2020
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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
PG&E Corporation:			☐
Pacific Gas and Electric Company:			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PG&E Corporation:			☐	Yes	☒	No
Pacific Gas and Electric Company:			☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 27, 2020:
PG&E Corporation:	529,785,896
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY, DEBTORS-IN-POSSESSION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2019 Form 10-K	PG&E Corporation and Pacific Gas and Electric Company’s combined Annual Report on Form 10-K for the year ended December 31, 2019
2019 Wildfire Mitigation Plan	the wildfire mitigation plan for 2019 submitted by the Utility to the CPUC pursuant to SB 901, previously also referred to as the “2019 Wildfire Safety Plan”
AB	Assembly Bill
ALJ	administrative law judge
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB (see below)
Backstop Party	a third-party investor party to a Backstop Commitment Letter
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CARB	California Air Resources Board
CARE	California Alternate Rates for Energy
CCA	Community Choice Aggregator
CEMA	Catastrophic Event Memorandum Account
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CHT	Customer Harm Threshold
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
CUE	Coalition of California Utility Employees
CVA	Climate Vulnerability Assessment
DA	Direct Access
Diablo Canyon	Diablo Canyon nuclear power plant
DIP Credit Agreement	Senior Secured Superpriority Debtor in Possession Credit, Guaranty and Security Agreement, dated as of February 1, 2019, among the Utility, as borrower, PG&E Corporation, as guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as collateral agent
DTSC	Department of Toxic Substances Control
EPS	earnings per common share
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
FRMMA	Fire Risk Mitigation Memorandum Account
Fire Victim Trust	trust to be established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) is to be funded
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage
HSM	Hazardous Substance Memorandum Account
IOU(s)	investor-owned utility(ies)
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this Form 10-Q
MGP(s)	manufactured gas plants
the Monitor	third-party monitor retained as part of its compliance with the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceedings
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
OES	State of California Office of Emergency Services
OII	order instituting investigation
OIR	order instituting rulemaking
PCIA	Power Charge Indifference Adjustment
POD	Presiding Officer’s Decision
PD	proposed decision
Petition Date	January 29, 2019
PFM	petition for modification
PSA	plan support agreement
PSPS	Public Safety Power Shutoff
ROE	return on equity
RSA	restructuring support agreement (as amended)
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
Tax Act	Tax Cuts and Jobs Act of 2017
TCC	Official Committee of Tort Claimants
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
WEMA	Wildfire Expense Memorandum Account
Wildfire Assistance Fund	program designed to assist those displaced by the 2018 Camp fire and 2017 Northern California wildfires with the costs of temporary housing and other urgent needs
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment
Wildfires OII	Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire
WMP	Wildfire Mitigation Plan
WMPMA	Wildfire Mitigation Plan Memorandum Account

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

•whether PG&E Corporation and the Utility will be able to emerge from Chapter 11 by June 30, 2020 with a plan of reorganization that is deemed to meet the requirements of AB 1054, and whether PG&E Corporation and the Utility will need to undertake significant changes in ownership, management and governance in connection therewith;

•if the Plan is determined not to meet the requirements of AB 1054 or the Utility does not otherwise participate in the Wildfire Fund under AB 1054, it could result in a significant delay in emergence from bankruptcy, as PG&E Corporation and the Utility may be required to make material modifications or amendments to their Plan, to develop and consummate a new consensual plan of reorganization or engage in a contested proceeding;

•restrictions on PG&E Corporation’s and the Utility’s ability to pursue strategic and operational initiatives for the duration of the Chapter 11 Cases;

•PG&E Corporation’s and the Utility’s historical financial information not being indicative of future financial performance as a result of the Chapter 11 Cases and the potential financial and other restructuring currently contemplated by the Plan;

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

•the impact of the 2018 Camp fire, 2017 Northern California wildfires and the 2015 Butte fire, including whether the Utility will be able to timely recover any costs incurred therewith in excess of insurance not disallowed from recovery in the Wildfire OII; the timing and outcome of the remaining wildfire investigations and the extent to which the Utility will have liability associated with these fires; the timing and amount of insurance recoveries; and potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other law enforcement agency were to bring an enforcement action, including, if the Plea Agreement is terminated, a criminal proceeding, and determined that the Utility failed to comply with applicable laws and regulations (which actions could also adversely impact a timely emergence from Chapter 11);

•the ability of PG&E Corporation and the Utility to finance costs, expenses and other possible losses with respect to claims related to the 2018 Camp fire and the 2017 Northern California wildfires, through securitization mechanisms or otherwise, which potential financings are not addressed by the Wildfire Fund as it only applies to wildfires occurring after July 12, 2019;

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

•the severity, extent and duration of the global COVID-19 pandemic and its impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows, as well as on energy demand in the Utility’s service territory, the ability of the Utility to collect on customer invoices, the ability of the Utility to offset these effects with spending reductions and the ability of the Utility to recover any losses incurred in connection with the COVID-19 pandemic through cost recovery, and the impact of workforce disruptions, if any;

•the outcome of the Utility’s Community Wildfire Safety Program that the Utility has developed in coordination with first responders, civic and community leaders, and customers, to help reduce wildfire threats and improve safety as a result of climate-driven wildfires and extreme weather, including the Utility’s ability to comply with the targets and metrics set forth in the 2020-2022 Wildfire Mitigation Plan; and the cost of the program and the timing and outcome of any proceeding to recover such cost through rates;

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

•the outcome of the probation and the monitorship imposed by the federal court after the Utility’s conviction in the federal criminal trial in 2017, the timing and outcomes of the debarment proceeding, potential reliability penalties or sanctions from the North American Electric Reliability Corporation, the SED’s unresolved enforcement matters relating to the Utility’s compliance with natural gas-related laws and regulations, and other investigations that have been or may be commenced relating to the Utility’s compliance with natural gas- and electric- related laws and regulations, and the ultimate amount of fines, penalties, and remedial costs that the Utility may incur in connection with the outcomes including the costs of complying with any additional conditions of probation imposed in connection with the Utility’s federal criminal proceeding, such as expenses associated with any material expansion of the Utility’s vegetation management program, including as a result of the probation proceedings before the U.S. District Court, as well as the impact of additional conditions of probation on PG&E Corporation’s and the Utility’s ability to make distributions to shareholders;

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

•the impact of SB 100, signed into law on September 10, 2018, which increased the percentage from 50% to 60% of California’s electricity portfolio that must come from renewables by 2030; and establishes state policy that 100% of all retail electricity sales must come from renewable portfolio standard-eligible or carbon-free resources by 2045;

•how the CPUC and the CARB implement state environmental laws relating to greenhouse gas, renewable energy targets, energy efficiency standards, distributed energy resources, electric vehicles, and similar matters, including whether the Utility is able to continue recovering associated compliance costs, such as the cost of emission allowances and offsets under cap-and-trade regulations; and whether the Utility is able to timely recover its associated investment costs;

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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors below and a detailed discussion of these matters contained in Item 2. MD&A. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “PG&E Progress,” “Chapter 11,” “Wildfire Updates” and “News & Events: Events & Presentations” tabs, respectively, in order to publicly disseminate such information. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such website is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Operating Revenues
Electric	$3,040	$2,792
Natural gas	1,266	1,219
Total operating revenues	4,306	4,011
Operating Expenses
Cost of electricity	545	599
Cost of natural gas	284	339
Operating and maintenance	1,967	2,087
Depreciation, amortization, and decommissioning	855	797
Total operating expenses	3,651	3,822
Operating Income	655	189
Interest income	16	22
Interest expense	(254)	(103)
Other income, net	97	71
Reorganization items, net	(176)	(127)
Income Before Income Taxes	338	52
Income tax benefit	(36)	(84)
Net Income	374	136
Preferred stock dividend requirement of subsidiary	3	—
Income Available for Common Shareholders	$371	$136
Weighted Average Common Shares Outstanding, Basic	529	526
Weighted Average Common Shares Outstanding, Diluted	648	527
Net Income Per Common Share, Basic	$0.70	$0.25
Net Income Per Common Share, Diluted	$0.57	$0.25

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2020	2019
Net Income	$374	$136
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0 and $0, respectively)	—	—
Total other comprehensive income	—	—
Comprehensive Income	374	136
Preferred stock dividend requirement of subsidiary	3	—
Comprehensive Income Available for Common Shareholders	$371	$136

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,960	$1,570
Accounts receivable:
Customers (net of allowance for doubtful accounts of $46 and $43 at respective dates)	1,319	1,287
Accrued unbilled revenue	946	969
Regulatory balancing accounts	2,102	2,114
Other	2,613	2,617
Regulatory assets	373	315
Inventories:
Gas stored underground and fuel oil	77	97
Materials and supplies	567	550
Other	601	646
Total current assets	10,558	10,165
Property, Plant, and Equipment
Electric	63,750	62,707
Gas	23,045	22,688
Construction work in progress	2,670	2,675
Other	20	20
Total property, plant, and equipment	89,485	88,090
Accumulated depreciation	(26,987)	(26,455)
Net property, plant, and equipment	62,498	61,635
Other Noncurrent Assets
Regulatory assets	6,604	6,066
Nuclear decommissioning trusts	2,911	3,173
Operating lease right of use asset	2,209	2,286
Income taxes receivable	67	67
Other	1,841	1,804
Total other noncurrent assets	13,632	13,396
TOTAL ASSETS	$86,688	$85,196

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities
Debtor-in-possession financing, classified as current	$2,000	$1,500
Accounts payable:
Trade creditors	1,851	1,954
Regulatory balancing accounts	1,845	1,797
Other	699	566
Operating lease liabilities	554	556
Interest payable	4	4
Other	1,300	1,254
Total current liabilities	8,253	7,631
Noncurrent Liabilities
Regulatory liabilities	9,251	9,270
Pension and other post-retirement benefits	1,855	1,884
Asset retirement obligations	5,902	5,854
Deferred income taxes	505	320
Operating lease liabilities	1,655	1,730
Other	2,757	2,573
Total noncurrent liabilities	21,925	21,631
Liabilities Subject to Compromise	50,751	50,546
Equity
Shareholders’ Equity
Common stock, no par value, authorized 800,000,000 shares; 529,785,896 and 529,236,741 shares outstanding at respective dates	13,035	13,038
Reinvested earnings	(7,518)	(7,892)
Accumulated other comprehensive loss	(10)	(10)
Total shareholders’ equity	5,507	5,136
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	5,759	5,388
TOTAL LIABILITIES AND EQUITY	$86,688	$85,196

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$374	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	855	797
Allowance for equity funds used during construction	(10)	(25)
Deferred income taxes and tax credits, net	197	4
Reorganization items, net (Note 2)	50	19
Other	35	16
Effect of changes in operating assets and liabilities:
Accounts receivable	(22)	(31)
Wildfire-related insurance receivable	—	25
Inventories	3	18
Accounts payable	245	(180)
Wildfire-related claims	—	(14)
Income taxes receivable/payable	—	23
Other current assets and liabilities	(123)	150
Regulatory assets, liabilities, and balancing accounts, net	(310)	343
Liabilities subject to compromise	208	833
Other noncurrent assets and liabilities	103	130
Net cash provided by operating activities	1,605	2,244
Cash Flows from Investing Activities
Capital expenditures	(1,641)	(1,224)
Proceeds from sales and maturities of nuclear decommissioning trust investments	533	346
Purchases of nuclear decommissioning trust investments	(552)	(372)
Other	5	3
Net cash used in investing activities	(1,655)	(1,247)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	500	350
Debtor-in-possession credit facility debt issuance costs	(3)	(111)
Bridge facility financing fees	(66)	—
Common stock issued	—	85
Other	9	(24)
Net cash provided by financing activities	440	300
Net change in cash, cash equivalents, and restricted cash	390	1,297
Cash, cash equivalents, and restricted cash at January 1	1,577	1,675
Cash, cash equivalents, and restricted cash at March 31	$1,967	$2,972
Less: Restricted cash and restricted cash equivalents included in other current assets	(7)	(8)
Cash and cash equivalents at March 31	$1,960	$2,964

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$—	$(10)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$326	$242
Operating lease liabilities arising from obtaining right-of-use assets	13	2,816

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2019	529,236,741	$13,038	$(7,892)	$(10)	$5,136	$252	$5,388
Net income	—	—	374	—	374	—	374
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	549,155	—	—	—	—	—	—
Stock-based compensation amortization	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2020	529,785,896	$13,035	$(7,518)	$(10)	$5,507	$252	$5,759

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2018	520,338,710	$12,910	$(250)	$(9)	$12,651	$252	$12,903
Net income	—	—	136	—	136	—	136
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	8,871,568	85	—	—	85	—	85
Stock-based compensation amortization	—	5	—	—	5	—	5
Balance at March 31, 2019	529,210,278	$13,000	$(114)	$(9)	$12,877	$252	$13,129

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2020	2019
Operating Revenues
Electric	$3,040	$2,792
Natural gas	1,266	1,219
Total operating revenues	4,306	4,011
Operating Expenses
Cost of electricity	545	599
Cost of natural gas	284	339
Operating and maintenance	1,965	2,104
Depreciation, amortization, and decommissioning	855	797
Total operating expenses	3,649	3,839
Operating Income	657	172
Interest income	16	21
Interest expense	(252)	(101)
Other income, net	93	66
Reorganization items, net	(93)	(111)
Income Before Income Taxes	421	47
Income tax benefit	(30)	(86)
Net Income	451	133
Preferred stock dividend requirement	3	—
Income Available for Common Stock	$448	$133

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2020	2019
Net Income	$451	$133
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0 and $0, respectively)	—	—
Total other comprehensive income	—	—
Comprehensive Income	$451	$133

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,555	$1,122
Accounts receivable:
Customers (net of allowance for doubtful accounts of $46 and $43 at respective date	1,319	1,287
Accrued unbilled revenue	946	969
Regulatory balancing accounts	2,102	2,114
Other	2,651	2,647
Regulatory assets	373	315
Inventories:
Gas stored underground and fuel oil	77	97
Materials and supplies	567	550
Other	588	635
Total current assets	10,178	9,736
Property, Plant, and Equipment
Electric	63,750	62,707
Gas	23,045	22,688
Construction work in progress	2,670	2,675
Other	18	18
Total property, plant, and equipment	89,483	88,088
Accumulated depreciation	(26,985)	(26,453)
Net property, plant, and equipment	62,498	61,635
Other Noncurrent Assets
Regulatory assets	6,604	6,066
Nuclear decommissioning trusts	2,911	3,173
Operating lease right of use asset	2,202	2,279
Income taxes receivable	66	66
Other	1,692	1,659
Total other noncurrent assets	13,475	13,243
TOTAL ASSETS	$86,151	$84,614

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions. except share amounts)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities
Debtor-in-possession financing, classified as current	$2,000	$1,500
Accounts payable:
Trade creditors	1,819	1,949
Regulatory balancing accounts	1,845	1,797
Other	786	675
Operating lease liabilities	551	553
Interest payable	4	4
Other	1,310	1,263
Total current liabilities	8,315	7,741
Noncurrent Liabilities
Regulatory liabilities	9,251	9,270
Pension and other post-retirement benefits	1,855	1,884
Asset retirement obligations	5,902	5,854
Deferred income taxes	633	442
Operating lease liabilities	1,651	1,726
Other	2,817	2,626
Total noncurrent liabilities	22,109	21,802
Liabilities Subject to Compromise	49,941	49,736
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	8,550	8,550
Reinvested earnings	(4,345)	(4,796)
Accumulated other comprehensive income	1	1
Total shareholders’ equity	5,786	5,335
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,151	$84,614

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$451	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	855	797
Allowance for equity funds used during construction	(10)	(25)
Deferred income taxes and tax credits, net	202	2
Reorganization items, net (Note 2)	(11)	20
Other	40	12
Effect of changes in operating assets and liabilities:
Accounts receivable	(30)	(51)
Wildfire-related insurance receivable	—	25
Inventories	3	18
Accounts payable	221	(132)
Wildfire-related claims	—	(14)
Income taxes receivable/payable	—	5
Other current assets and liabilities	(121)	171
Regulatory assets, liabilities, and balancing accounts, net	(310)	343
Liabilities subject to compromise	208	833
Other noncurrent assets and liabilities	114	137
Net cash provided by operating activities	1,612	2,274
Cash Flows from Investing Activities
Capital expenditures	(1,641)	(1,224)
Proceeds from sales and maturities of nuclear decommissioning trust investments	533	346
Purchases of nuclear decommissioning trust investments	(552)	(372)
Other	5	3
Net cash used in investing activities	(1,655)	(1,247)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	500	350
Debtor-in-possession credit facility debt issuance costs	(3)	(95)
Bridge facility financing fees	(30)	—
Other	9	(24)
Net cash provided by financing activities	476	231
Net change in cash, cash equivalents, and restricted cash	433	1,258
Cash, cash equivalents, and restricted cash at January 1	1,129	1,302
Cash, cash equivalents, and restricted cash at March 31	$1,562	$2,560
Less: Restricted cash and restricted cash equivalents included in other current assets	(7)	(8)
Cash and cash equivalents at March 31	$1,555	$2,552

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$—	$(8)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$326	$242
Operating lease liabilities arising from obtaining right-of-use assets	13	2,807

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$258	$1,322	$8,550	$(4,796)	$1	$5,335
Net income	—	—	—	451	—	451
Balance at March 31, 2020	$258	$1,322	$8,550	$(4,345)	$1	$5,786

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$258	$1,322	$8,550	$2,826	$(1)	$12,955
Net income	—	—	—	133	—	133
Balance at March 31, 2019	$258	$1,322	$8,550	$2,959	$(1)	$13,088

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2019 in the Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets in Item 8 of the 2019 Form 10-K.  This quarterly report should be read in conjunction with the 2019 Form 10-K.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Some of the more significant estimates and assumptions relate to the Utility’s wildfire-related liabilities, regulatory assets and liabilities, legal and regulatory contingencies, insurance receivables, environmental remediation liabilities, AROs, pension and other post-retirement benefit plan obligations, and the valuation of LSTC. Management believes that its estimates and assumptions reflected in the Condensed Consolidated Financial Statements are appropriate and reasonable.  A change in management’s estimates or assumptions could result in an adjustment that would have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows during the period in which such change occurred.

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

Under the Bankruptcy Code, PG&E Corporation and the Utility may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and to certain other conditions. Any description of an executory contract or unexpired lease in this quarterly report on Form 10-Q, or in the 2019 Form 10-K, including, where applicable, the express termination rights thereunder or a quantification of their obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights PG&E Corporation and the Utility have under the Bankruptcy Code.

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

Bar Date

On July 1, 2019, the Bankruptcy Court entered an order approving a deadline of October 21, 2019, at 5:00 p.m. (Pacific Time) (the “Bar Date”) for filing claims against PG&E Corporation and the Utility relating to the period prior to the Petition Date. The Bar Date is subject to certain exceptions, including for claims arising under section 503(b)(9) of the Bankruptcy Code, the bar date for which occurred on April 22, 2019. The Bankruptcy Court also approved PG&E Corporation’s and the Utility’s plan to provide notice of the Bar Date to parties in interest, including potential wildfire-related claimants and other potential creditors. On November 11, 2019, the Bankruptcy Court entered an order approving a stipulation between PG&E Corporation and the Utility and the TCC to extend the Bar Date for unfiled, non-governmental fire claimants to December 31, 2019, at 5:00 p.m. (Pacific Time). By order dated February 27, 2020, the Court extended the Bar Date through and including April 16, 2020, for certain persons or entities that purchased or acquired the PG&E Corporation’s and the Utility’s publicly traded debt or equity securities and who may have claims under the securities laws against the Debtors for rescission or damages.

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

Plan of Reorganization, RSA, Equity Backstop Commitments and Debt Commitment Letters

On September 9, 2019, PG&E Corporation and the Utility filed with the Bankruptcy Court their Joint Chapter 11 Plan of Reorganization for the resolution of the outstanding pre-petition claims against and interests in PG&E Corporation and the Utility, which was thereafter amended on September 23, 2019 and November 4, 2019. On December 12, 2019, PG&E Corporation and the Utility, certain funds and accounts managed or advised by Abrams Capital Management, LP (“Abrams”), and certain funds and accounts managed or advised by Knighthead Capital Management, LLC (“Knighthead” and, together with Abrams, the “Shareholder Proponents”) filed the Debtors’ and Shareholder Proponents’ Joint Chapter 11 Plan of Reorganization dated December 19, 2019 with the Bankruptcy Court (as thereafter amended on January 31, 2020, March 9, 2020 and March 16, 2020, and as may be further amended, modified or supplemented from time to time, the “Plan”).

On September 22, 2019, PG&E Corporation and the Utility entered into a Restructuring Support Agreement with certain holders of insurance subrogation claims (collectively, the “Consenting Subrogation Creditors”). On September 22, 2019, PG&E Corporation and the Utility and the Consenting Subrogation Creditors entered into an amended and restated Restructuring Support Agreement, which was subsequently amended on November 1, 2019, (as amended, the “Subrogation RSA”). The Subrogation RSA provides for an aggregate amount of $11.0 billion (the “Allowed Subrogation Claim Amount”) to be paid by PG&E Corporation and the Utility pursuant to the Plan in order to settle all insurance subrogation claims (the “Subrogation Claims”) relating to the 2017 Northern California wildfires and the 2018 Camp fire (the “Subrogation Claims Settlement”), upon the terms and conditions set forth in the Subrogation RSA. Under the Subrogation RSA, PG&E Corporation and the Utility also have agreed to reimburse the holders of Subrogation Claims for professional fees of up to $55 million, upon the terms and conditions set forth in the Subrogation RSA. See “Restructuring Support Agreement with Holders of Subrogation Claims” in Note 10 for further information on the Subrogation RSA. On September 24, 2019, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court seeking authority to enter into, and perform under, the Subrogation RSA and approval of the Subrogation Claims Settlement. Hearings on PG&E Corporation’s and the Utility’s motion to approve the Subrogation RSA were held on October 23, 2019, December 4, 2019 and December 17, 2019. On December 19, 2019, the Bankruptcy Court entered an order approving the Subrogation RSA. See “Restructuring Support Agreement with Holders of Subrogation Claims” in Note 10 for further information on the Subrogation RSA.

On December 6, 2019, PG&E Corporation and the Utility entered into a Restructuring Support Agreement, which was subsequently amended on December 16, 2019 (as amended, the “TCC RSA”), with the TCC, the attorneys and other advisors and agents for holders of Fire Victim Claims (as defined below) that are signatories to the TCC RSA (each a “Consenting Fire Claimant Professional”), and the Shareholder Proponents. The TCC RSA provides for, among other things, an aggregate of $13.5 billion in value to be provided by PG&E Corporation and the Utility pursuant to the Plan in order to settle and discharge all claims against PG&E Corporation and the Utility relating to the 2015 Butte fire, the 2017 Northern California wildfires and the 2018 Camp fire (other than the Subrogation Claims and the Public Entity Wildfire Claims) (the “Fire Victim Claims”), upon the terms and conditions set forth in the TCC RSA and the Plan. On December 9, 2019, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court seeking authority to enter into, and perform under, the TCC RSA. A hearing on PG&E Corporation’s and the Utility’s motion to approve the TCC RSA was held on December 17, 2019. On December 19, 2019, the Bankruptcy Court entered an order approving the TCC RSA. See “Restructuring Support Agreement with the TCC” in Note 10 for further information on the TCC RSA.

Plan of Reorganization

The Plan proposes the following:

•compensation of wildfire victims and certain public entities from a trust funded for their benefit in an aggregate value of approximately $13.5 billion (as further described under the heading “Restructuring Support Agreement with the TCC” in Note 10);

•compensation of insurance subrogation claimants from a trust funded for their benefit in the amount of $11.0 billion in cash (as further described under the heading “Restructuring Support Agreement with Holders of Subrogation Claims” in Note 10);

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

The Plan proposes the following key financing sources:

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

•the issuance of $23.775 billion of new Utility debt, consisting of (i) $6.2 billion of New Utility Long-Term Notes to be issued to holders of certain pre-petition senior notes of the Utility pursuant to the Plan, (ii) $1.75 billion of New Utility Short-Term Notes to be issued to holders of certain pre-petition senior notes of the Utility pursuant to the Plan, (iii) $3.9 billion of Utility Funded Debt Exchange Notes to be issued to holders of certain pre-petition indebtedness of the Utility pursuant to the Plan and (iv) $11.925 billion of new debt securities or bank debt of the Utility to be issued to third parties for cash on or prior to the Effective Date (of which $6.0 billion is expected to be repaid with the proceeds of a new securitization transaction after the Effective Date);

•approximately $2.2 billion in proceeds of PG&E Corporation’s and the Utility’s liability insurance proceeds for wildfire events; and

•cash available to PG&E Corporation or the Utility immediately prior to the Effective Date.

On October 4, 2019, the CPUC issued an OII to consider the ratemaking and other implications of the Plan.

The Plan has not been approved and is subject to regulatory review by the CPUC and FERC, as and to the extent required by law, including as potentially causing a change in control under Section 203 of the Federal Power Act. The Plan may be further amended, modified, or supplemented as necessary or desired by PG&E Corporation and the Utility or as required by the Bankruptcy Court or the CPUC. PG&E Corporation and the Utility expect that the CPUC and FERC will issue decisions in advance of the June 30, 2020 deadline for Plan confirmation.

On March 20, 2020, the Debtors filed a motion with the Bankruptcy Court for entry of an order approving a case resolution contingency process to address the circumstance in which the Plan is not confirmed or fails to become effective in accordance with certain required dates (the “Case Resolution Contingency Process”). As further described in the motion, the Case Resolution Contingency Process contemplates a process for the sale of PG&E Corporation or the Utility in the event that the Plan is not confirmed or fails to become effective in accordance with certain required dates. In addition, the motion sets forth certain other commitments by the Debtors in connection with the confirmation process and implementation of the Plan, including among other things, limitations on the ability of PG&E Corporation to pay dividends; commitments by the Utility with respect to cost recovery of amounts paid in respect of “Fire Claims” under the Plan; the terms of a purchase option in favor of the state of California (which would be exercisable only in limited circumstances); and commitments with respect to the Utility’s utilization of the cash benefits associated with wildfire-related net operating losses. Also on March 20, 2020, the California Governor filed a responsive pleading in the Bankruptcy Court stating that, assuming the Bankruptcy Court grants the Motion and the California Public Utilities Commission (“CPUC”) approves the Plan with the governance, financial and operational provisions submitted to the CPUC by the Utility or otherwise agreed by the Utility, with any modifications the CPUC believes appropriate or necessary, the Plan “will, in the Governor’s judgment, be compliant with AB 1054.” The Governor’s pleading also states that “a rate neutral securitization pursuant to Senate Bill 901...would, in [the Governor’s] judgment, be in the public interest...” Following a hearing held on April 7, 2020, the Bankruptcy Court indicated that it would approve the Debtors’ motion and the Case Resolution Contingency Process, subject to certain reservations of rights, and directed the Debtors to submit an order to that effect. The Bankruptcy Court entered the order approving the motion on April 9, 2020.

Disclosure Statement

On February 7, 2020, pursuant to section 1125 of the Bankruptcy Code, PG&E Corporation and the Utility filed a proposed disclosure statement (as updated, the “Proposed Disclosure Statement”), with all schedules and exhibits thereto, for the Plan. On February 18, 2020, PG&E Corporation and the Utility filed certain projections with the Bankruptcy Court as an exhibit to the Proposed Disclosure Statement, and on March 9, 2020, PG&E Corporation and the Utility filed an updated Proposed Disclosure Statement with revised financial projections as an exhibit with the Bankruptcy Court. PG&E Corporation and the Utility filed on February 18, 2020, a motion requesting that the Court (i) establish Plan solicitation and voting procedures, and (ii) approve the forms of Ballots, Solicitation Packages, and related notices to be sent to the various creditors and interest holders in connection with confirmation of the Plan (the “Solicitation Procedures Motion”). By order dated March 17, 2020, the Bankruptcy Court approved the Proposed Disclosure Statement and the Solicitation Procedures Motion. Pursuant to the Solicitation Procedures Motion, PG&E Corporation and the Utility mailed the Ballots, Solicitation Packages and related notices by March 31, 2020, and votes are due by May 15, 2020. A hearing to consider confirmation of the Plan is scheduled for May 27, 2020.

Restructuring Support Agreement with the Ad Hoc Noteholder Committee

On January 22, 2020, PG&E Corporation and the Utility entered into the Noteholder RSA with those holders of senior unsecured debt of the Utility that are identified as “Consenting Noteholders” below and the Shareholder Proponents. The Noteholder RSA provides for, among other things, (i) the refinancing of the Utility’s senior unsecured debt in satisfaction of all claims arising out of the Utility Short-Term Senior Notes, the Utility Long-Term Senior Notes and the Utility Funded Debt, each as defined below, and (ii) the reinstatement of the Utility Reinstated Senior Notes, as defined below (together with the Utility Short-Term Senior Notes and Utility Long-Term Senior Notes, the “Utility Senior Note Claims”), in each case pursuant to the Plan and upon the terms and conditions set forth in the Noteholder RSA. Under the Noteholder RSA, PG&E Corporation and the Utility have also agreed to reimburse the holders of Utility Long-Term Senior Notes for debt placement fees and the members of the Ad Hoc Noteholder Committee for professional fees of up to $99 million upon the terms and conditions set forth in the Noteholder RSA. The following holders of Utility Senior Notes Claims are party to the Noteholder RSA as “Consenting Noteholders” as of the date hereof: Apollo Global Management LLC, Elliott Management Corporation, Oaktree Capital Management L.P., Farallon Capital Management LLC, Capital Group, Värde Partners Inc., Davidson Kempner Capital Management LP, Canyon Capital Advisors LLC, Third Point LLC, Pacific Investment Management Company LLC, Citadel Advisors LLC and Sculptor Capital Investments, LLC. Any holder of Utility Senior Note Claims or Utility Funded Debt can become a party to the Noteholder RSA by executing the joinder attached to the Noteholder RSA.

The Noteholder RSA provides for the following treatment of Utility Senior Note Claims and Utility Funded Debt which treatment has been incorporated into the Plan:

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

•Utility Long-Term Senior Notes: All long-term Utility notes bearing an interest rate greater than 5.00%, of which there is an aggregate principal amount outstanding of $6.2 billion (the “Utility Long-Term Senior Notes”), will receive new Utility secured notes in the following aggregate principal amounts: $3.1 billion of new Utility 4.55% secured notes due 2030 and $3.1 billion of new Utility 4.95% secured notes due 2050 (together, the “New Utility Long-Term Notes”). The New Utility Long-Term Notes will otherwise have substantially similar terms and conditions as the Utility’s 3.95% Senior Notes due December 1, 2047. Additionally, holders of claims arising out of the Utility Long-Term Senior Notes will receive cash in an amount equal to the sum of (1) the amount of pre-petition interest outstanding on the Utility Long-Term Senior Notes calculated using the applicable non-default contract rate and (2) interest calculated using the federal judgment rate on the sum of (A) the applicable principal amount of the Utility Long-Term Senior Notes and (B) the amount in clause (1) for the period commencing on the Petition Date and ending on the Effective Date.

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

On February 5, 2020, the Bankruptcy Court entered an order approving the Noteholder RSA. For more information regarding the terms of the Noteholder RSA, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

Equity Backstop Commitments

As of March 6, 2020, PG&E Corporation has entered into Chapter 11 Plan Backstop Commitment Letters (collectively, the “Backstop Commitment Letters”) with investors (collectively, the “Backstop Parties”), pursuant to which the Backstop Parties severally agreed to fund up to $12.0 billion of proceeds to finance the Plan through the purchase of PG&E Corporation common stock, subject to the terms and conditions set forth in such Backstop Commitment Letters (the “Backstop Commitments”). The price at which any such new shares would be issued to the Backstop Parties would be equal to (a) 10 (subject to adjustment as provided in the Backstop Commitment Letters), times (b) PG&E Corporation’s consolidated Normalized Estimated Net Income (as defined in the Backstop Commitment Letters) for the estimated year 2021, divided by (c) the number of fully diluted shares of PG&E Corporation that will be outstanding on the effective date of the Plan (the “Effective Date”) (assuming that all equity is raised by funding the Backstop Commitments).

The Backstop Commitment Letters provide that, under certain circumstances, PG&E Corporation and the Utility will be permitted to issue new shares of common stock of PG&E Corporation for up to $12.0 billion of proceeds to finance the transactions contemplated by the Plan through one or more equity offerings that, under certain circumstances, must include a rights offering (the “Rights Offering”). The structure, terms and conditions of any such equity offering (including a Rights Offering) are expected to be determined by PG&E Corporation and the Utility at a later time in the Chapter 11 process, subject to the terms and conditions of the Backstop Commitment Letters. This may include terms and conditions that are designed to preserve the ability of PG&E Corporation or the Utility to utilize their net operating loss carryforwards. There can be no assurance that any such equity offering would be successful. In the event that such equity offerings (together with additional permitted capital sources) do not raise at least $12.0 billion of proceeds in the aggregate or if PG&E Corporation and the Utility do not otherwise consummate such offerings, then PG&E Corporation and the Utility may draw on the Backstop Commitments for equity funding to finance the transactions contemplated by the Plan, subject to the satisfaction or waiver by the Backstop Parties of the conditions set forth therein. Although the Backstop Commitment Letters permit PG&E Corporation to draw up to $12.0 billion in equity under specified circumstances, the Plan contemplates an equity raise of only $9.0 billion, the maximum available under these circumstances, which equity will be raised in accordance with the terms of the Backstop Commitment Letters.

Under the Backstop Commitment Letters, PG&E Corporation agrees that if the Backstop Commitments are drawn, and PG&E Corporation does not expect to conduct a third-party transaction based upon or related to the utilization or monetization of any net operating losses or tax deductions resulting from the payment of pre-petition wildfire-related claims (a “Tax Benefits Monetization Transaction”) on the Effective Date, no later than five business days prior to the Effective Date, PG&E Corporation and the Utility must form a trust which would provide for periodic distributions of cash to the Backstop Parties in amounts equal to (i) all tax benefits arising from the payment of wildfire-related claims in excess of (ii) the first $1.35 billion of tax benefits, starting with fiscal year 2020. PG&E Corporation intends to explore a Tax Benefits Monetization Transaction. If PG&E Corporation and the Utility implement the capital structure outlined in the Debtors’ Plan of Reorganization OII Prepared Testimony filed with the California Public Utilities Commission on January 31, 2020, such capital structure will be deemed to include a $6.0 billion “Tax Benefits Monetization Transaction” for the purposes of the Backstop Commitment Letter.

The Backstop Parties’ funding obligations under the Backstop Commitment Letters are subject to numerous conditions, including, among others, that (a) the Backstop Commitment Letters have been approved by the Bankruptcy Court, (b) the conditions precedent to the Effective Date set forth in the Plan have been satisfied or waived in accordance with the Plan, (c) the Bankruptcy Court has entered an order confirming the Plan and approving the transactions contemplated thereunder, which shall confirm the Plan with such amendments, modifications, changes and consents as are approved by holders of a majority of the aggregate Backstop Commitments (the “Confirmation Order”), (d) PG&E Corporation’s and the Utility’s weighted average earning rate base for 2021 is no less than 95% of $48 billion, and (e) there has been no event, occurrence or other circumstance that would have or would reasonably be expected to have a material adverse effect on the business of PG&E Corporation and the Utility or their ability to consummate the transactions contemplated by the Backstop Commitment Letters and the Plan.

In addition, the Backstop Parties have certain termination rights under the Backstop Commitment Letters, including, among others, if:

•the Plan (including as may be amended, modified or otherwise changed) does not include Abrams and Knighthead as plan proponents and is not in a form acceptable to each of Abrams and Knighthead,

•PG&E Corporation’s and the Utility’s aggregate liability with respect to pre-petition wildfire-related claims exceeds $25.5 billion,

•the Plan is amended without the consent of the holders of a majority of the aggregate Backstop Commitments,

•the Confirmation Order has not been entered by the Bankruptcy Court by June 30, 2020,

•the Effective Date has not occurred within 60 days of entry of the Confirmation Order,

•a material adverse effect (as described above) occurs,

•the CPUC fails to issue all necessary approvals, authorizations and final orders to implement the Plan prior to June 30, 2020, including approvals related to the Utility’s capital structure and authorized rate of return and the resolution of the CPUC’s claims against the Utility for fines or penalties, all of which must be satisfactory to the holders of a majority of the aggregate Backstop Commitments,

•the amount of asserted administrative expense claims or the amount of administrative expense claims PG&E Corporation and the Utility have reserved for and/or paid in the aggregate exceeds $250 million, net of insurance, in each case excluding administrative expense claims that are ordinary course, professional fee claims, claims that are disallowed in the Chapter 11 Cases and the portion of an administrative expense claim that is covered by insurance,

•one or more wildfires occur in the Utility’s service area on or after January 1, 2020 that damage or destroy at least 500 dwellings or commercial structures in the aggregate at a time when the portion of the Utility’s system at the location of such wildfire was not successfully de-energized,

•as of the Effective Date, the Utility has not elected and received Bankruptcy Court approval, or satisfied the other required conditions, to participate in the statewide wildfire fund established by AB 1054,

•at any time the Bankruptcy Court determines that PG&E Corporation and the Utility are insolvent,

•PG&E Corporation and the Utility enter into any Tax Benefit Monetization Transaction and the net cash proceeds thereof are less than $3.0 billion, excluding the $1.35 billion of tax benefits to be utilized in the Plan, and

•the Plan or any supplements to or other documents in connection with the Plan has been amended, modified or changed, without the consent of the holders of at least 66 2/3% of the aggregate Backstop Commitments, to include a process for transferring the license and operating assets of the Utility to the State of California or a third party (a “Transfer”) or PG&E Corporation and the Utility effect a Transfer other than pursuant to the Plan. There can be no assurance that the conditions precedent set forth in the Backstop Commitment Letters will be satisfied or waived, nor that events or circumstances will not occur that give rise to termination rights of the Backstop Parties.

The commitment premium for the Backstop Commitments is paid in shares of PG&E Corporation’s common stock (with each Backstop Party receiving its pro rata share of 119.0 million shares of the Corporation’s common stock based on the proportion of the amount of such Backstop Party’s Backstop Commitment to $12 billion). This aggregate 119 million share amount will be adjusted through the issuance of additional shares in the event that the aggregate value of the 119 million shares paid as the Backstop Commitment premium is less than $764 million based on the market price of the Corporation’s common stock following the Effective Date, subject to a cap of 19,909,091 additional shares in total. Such commitment premium was earned in full upon Bankruptcy Court approval of the Backstop Commitment Letters, subject to clawback under certain circumstances set forth in the Backstop Commitment Letters. In the event that a plan of reorganization for PG&E Corporation that is not the Plan is confirmed by the Bankruptcy Court, then the Backstop Commitment premium will be payable in cash if elected by the applicable Backstop Party. Under the Backstop Commitment Letters, PG&E Corporation and the Utility have also agreed to reimburse the Backstop Parties for reasonable professional fees and expenses of up to $34 million in the aggregate for the legal advisors and $19 million in the aggregate for the financial advisor, upon the terms and conditions set forth in the Backstop Commitment Letters.

On March 16, 2020, the Bankruptcy Court approved the Backstop Commitment Letters. As of March 31, 2020, PG&E Corporation expects to record approximately $1 billion of expense related to the Backstop Commitment premium in Reorganization items, net for the year ended December 31, 2020. The total annual expense will be determined based on the price of PG&E Corporation’s common stock as of the Effective Date.

Debt Commitment Letters

On October 11, 2019, PG&E Corporation and the Utility entered into debt commitment letters, which were subsequently amended on November 18, 2019, December 20, 2019, January 30, 2020, and February 14, 2020 (as amended, the “Debt Commitment Letters”) with JPMorgan Chase Bank, N.A., Bank of America, N.A., BofA Securities, Inc., Barclays Bank PLC, Citigroup Global Markets Inc., Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC and the other lenders that may become parties to the Debt Commitment Letters as additional “Commitment Parties” as provided therein (the foregoing parties, collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide $10.825 billion in bridge financing in the form of (a) a $5.825 billion senior secured bridge loan facility (the “OpCo Facility”) with the Utility or any domestic entity formed to hold all of the assets of the Utility upon emergence from bankruptcy (the Utility or any such entity, the “OpCo Borrower”) as borrower thereunder and (b) a $5.0 billion senior unsecured bridge loan facility (together with the OpCo Facility, the “Facilities”) with PG&E Corporation or any domestic entity formed to hold all of the assets of PG&E Corporation upon emergence from bankruptcy (the Corporation or any such entity, the “HoldCo Borrower”) as borrower thereunder, subject to the terms and conditions set forth therein. The commitments under the Debt Commitment Letters will expire on August 29, 2020, unless terminated earlier pursuant to the termination rights described below.

Borrowings under the OpCo Facility would be senior secured obligations of the OpCo Borrower, secured by substantially all of the assets of the OpCo Borrower. Borrowings under the HoldCo Facility would be senior unsecured obligations of the HoldCo Borrower. The OpCo Borrower’s obligations under the OpCo Facility, and the HoldCo Borrower’s obligations under the HoldCo Facility, would not be guaranteed by any other entity. The scheduled maturity of each of the Facilities would be 364 days following the date the Facilities are funded. PG&E Corporation and the Utility will pay customary fees and expenses in connection with obtaining the Facilities (including commitment fees and ticking fees but excluding any fees related to the funding of the Facilities). If the entire $10.825 billion of bridge commitments remain outstanding as of June 30, 2020, the aggregate fees payable (including commitment fees and ticking fees, but excluding any fees related to the funding of the Facilities) by PG&E Corporation and the Utility would be approximately $75 million.

In connection with the anticipated funding for the Plan and the anticipated amount of debt and equity to be used for funding thereunder, on February 14, 2020, the Debt Commitment Letters were amended to, among other things, (1) adjust the maximum amount of any roll-over, “take-back” or reinstated debt permitted under the Facilities from $30 billion to $33.35 billion at the Utility and from $7.0 billion to $5.0 billion at PG&E Corporation and (2) increase the amount of proceeds from the issuance of debt securities or other debt for borrowed money as a condition to funding from $2.0 billion at PG&E Corporation to $6.0 billion at the Utility.

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

On March 16, 2020, the Bankruptcy Court approved the Debt Commitment Letters as amended through February 28, 2020. During the three months ended March 31, 2020, PG&E Corporation and the Utility recorded facility fees of $36 million and $14 million, respectively, reflected in Reorganization items, net on the Condensed Consolidated Income Statements. In addition, the Utility recorded $18 million to a regulatory asset for fees that are deemed probable of recovery.

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

Ad Hoc Noteholder Plan of Reorganization

On October 17, 2019, the TCC and the Ad Hoc Noteholder Committee filed the Ad Hoc Noteholder Plan. On December 19, 2019, pursuant to the TCC RSA (described below), the TCC filed a notice of withdrawal as a plan proponent of the Ad Hoc Noteholder Plan with the Bankruptcy Court. The Ad Hoc Noteholder Plan differed from the Plan in a number of respects, including, but not limited to, its treatment of equity interests, its treatment of holders of claims in respect of debt of PG&E Corporation and the Utility and its financing sources.

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

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against PG&E Corporation and the Utility in existence before the Petition Date are stayed while PG&E Corporation and the Utility continue business operations as debtors-in-possession. These claims are reflected as LSTC in the Condensed Consolidated Balance Sheets at March 31, 2020. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.

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

The following table presents LSTC as reported in the Condensed Consolidated Balance Sheets at March 31, 2020:

(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Financing debt (2)	$22,627	$671	$23,298
Wildfire-related claims (3)	25,548	—	25,548
Trade creditors	1,200	5	1,205
Non-qualified benefit plan	20	132	152
2001 bankruptcy disputed claims (4)	238	—	238
Customer deposits & advances	78	—	78
Other	230	2	232
Total Liabilities Subject to Compromise	$49,941	$810	$50,751

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) At March 31, 2020, PG&E Corporation and the Utility had $650 million and $21,526 million in aggregate principal amount of pre-petition indebtedness, respectively. Pre-petition financing debt includes accrued contractual interest of $1 million and $286 million for PG&E Corporation and the Utility, respectively, to the Petition Date. Financing debt also includes post-petition interest of $20 million and $815 million for PG&E Corporation and the Utility, respectively, in accordance with the terms of the Noteholder RSA. See Note 5 for details of pre-petition debt reported as LSTC.
(3) See “Pre-petition Wildfire-related claims” in Note 10 for information regarding pre-petition wildfire-related claims reported as LSTC.
(4) 2001 bankruptcy disputed claims includes $17 million of interest recorded at the interest rate specified by FERC in accordance with S35.19a of the Commission’s regulations.

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
(3) See “Pre-petition Wildfire-related claims” in Note 10 for information regarding pre-petition wildfire-related claims reported as LSTC.
(4) 2001 bankruptcy disputed claims includes $14 million of interest recorded at the interest rate specified by FERC in accordance with S35.19a of the Commission’s regulations.

Interest on Debt Subject to Compromise

On December 30, 2019, the Bankruptcy Court issued a memorandum decision in which it ruled that the Official Committee of Unsecured Creditors is entitled to post-petition interest at the Federal Judgment Rate of 2.59%. Pursuant to the Noteholder RSA, holders of $11.9 billion in aggregate principal amount of Utility Short-Term Senior Notes, Utility Long-Term Senior Notes and Utility Funded Debt will receive interest at the contractual rate for accrued and unpaid pre-petition interest plus interest at the Federal Judgment Rate on the sum of the applicable principal plus the amount of accrued and unpaid interest for the period commencing the day after the Petition Date and ending on the Effective Date. The $9.58 billion in aggregate principal of Utility Reinstated Senior notes will accrue interest at the contractual rate in accordance with the terms of the Noteholder RSA. From the Petition Date through March 31, 2020, the Utility concluded that interest was probable of being an allowed claim and resumed recording interest on pre-petition debt subject to compromise in accordance with the Noteholder RSA. The interest rate on trade payables subject to contracts that will remain in effect through the Chapter 11 Cases will be charged at the contractual rate or at the State of California statutory rate of 10%.

Chapter 11 Claims Process

PG&E Corporation and the Utility have received over 100,000 proofs of claim since the Petition Date. PG&E Corporation and the Utility continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, claims arising from the Utility’s 2001 Chapter 11 case and customer deposits and advances, along with other tax and regulatory claims and therefore the ultimate liability of PG&E Corporation or the Utility for such claims may differ from the amount recorded in liabilities subject to compromise. To the extent that PG&E Corporation and the Utility believe that such claims will be allowed by the Bankruptcy Court, PG&E Corporation and the Utility will continue to record the expected allowed amounts of such claims as liabilities subject to compromise. The determination of the expected allowed amount of a claim is based on many factors, including whether PG&E Corporation or the Utility is party to a settlement agreement with applicable claimholders or their representatives, and is necessarily limited to information available to PG&E Corporation and the Utility. Claims covered by a settlement agreement include wildfire-related claims and Utility debt claims. See “Restructuring Support Agreement with the TCC,” “Restructuring Support Agreements with Holders of Subrogation Claims,” and “Plan Support Agreements with Public Entities” in Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information on settlement of wildfire-related claims, and “Restructuring Support Agreement with the Ad Hoc Noteholder Committee” in Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information on settlement of Utility debt claims. As PG&E Corporation and the Utility continue to resolve claims, differences between those final allowed claims and the liabilities recorded in the Condensed Consolidated Balance Sheet will be recognized in PG&E Corporation’s and the Utility’s Statement of Consolidated Income (Loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in substantial adjustments to PG&E Corporation’s and the Utility’s financial statements.

Reorganization Items, Net

Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and financing costs, net of interest income. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court.  Cash paid for reorganization items, net was $57 million and $117 million for PG&E Corporation and the Utility, respectively, during the three months ended March 31, 2020 as compared to $17 million and $91 million for PG&E Corporation and the Utility, respectively, during the same period in 2019. Reorganization items, net for the three months ended March 31, 2020 and from the Petition Date through March 31, 2020 include the following:

	Three Months Ended March 31, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$3	$—	$3
Legal and other (2)	95	84	179
Interest income	(5)	(1)	(6)
Total reorganization items, net	$93	$83	$176

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Includes bridge loan facility fees.

	Petition Date Through March 31, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$98	$17	$115
Legal and other (2)	371	102	473
Interest income	(55)	(11)	(66)
Total reorganization items, net	$414	$108	$522

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Includes bridge loan facility fees.

Reorganization items, net for the three months ended March 31, 2019 include the following:

	Three Months Ended March 31, 2019
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$97	$17	$114
Legal and other	23	1	24
Interest income	(9)	(2)	(11)
Total reorganization items, net	$111	$16	$127

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

On June 12, 2019, the Bankruptcy Court certified its amended declaratory judgment for direct appeal to the United States Court of Appeals for the Ninth Circuit.  On July 15, 2019, FERC and certain counterparties to the Utility’s power purchase agreements filed requests for the Ninth Circuit to permit such direct appeal, which the Ninth Circuit granted on September 17, 2019. On September 17, 2019, the Ninth Circuit granted the requests and docketed both appeals. Opening briefs of FERC and the other appellants were filed on November 20, 2019, PG&E Corporation’s and the Utility’s answering brief was filed on December 20, 2019, and reply briefs of FERC and the other appellants were filed on January 17, 2020. Oral argument is scheduled for August 12 or 14, 2020. Separately, on June 26, 2019, the Utility filed a petition for review of the FERC Orders, also in the Ninth Circuit. On September 20, 2019, the Ninth Circuit granted the Utility’s motion to align the briefing schedule with the direct appeals from the Bankruptcy Court. The Utility’s opening brief was filed on November 20, 2019, FERC’s and respondent-intervenors’ answering briefs were filed on December 20, 2019, and the Utility’s reply brief was filed on January 17, 2020. Oral argument is scheduled for August 12 or 14, 2020.

The Plan proposes to assume all power purchase agreements and community choice aggregation servicing agreements.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the significant accounting policies used by PG&E Corporation and the Utility, see Note 2 of the Condensed Consolidated Financial Statements above for bankruptcy-related policies and Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility has a controlling interest or was the primary beneficiary of any of these VIEs at March 31, 2020, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at March 31, 2020, it did not consolidate any of them.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2020 and 2019 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2020	2019	2020	2019
Service cost for benefits earned (1)	$132	$111	$15	$14
Interest cost	178	189	16	19
Expected return on plan assets	(261)	(227)	(34)	(31)
Amortization of prior service cost	(1)	(1)	3	4
Amortization of net actuarial loss	1	1	(5)	(1)
Net periodic benefit cost	49	73	(5)	5
Regulatory account transfer (2)	34	10	—	—
Total	$83	$83	$(5)	$5

(1) A portion of service costs are capitalized pursuant to GAAP.
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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended March 31, 2020
Beginning balance	$(22)	$17	$(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0 and $1, respectively)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $0 and $2, respectively)	1	(3)	(2)
Regulatory account transfer (net of taxes of $0 and $1, respectively)	—	1	1
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(22)	$17	$(5)

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2020	2019
Electric
Revenue from contracts with customers
Residential	$1,242	$1,288
Commercial	1,007	953
Industrial	341	293
Agricultural	123	86
Public street and highway lighting	17	17
Other (1)	(66)	(309)
Total revenue from contracts with customers - electric	2,664	2,328
Regulatory balancing accounts (2)	376	464
Total electric operating revenue	$3,040	$2,792

Natural gas
Revenue from contracts with customers
Residential	$1,066	$1,171
Commercial	234	240
Transportation service only	348	382
Other (1)	(22)	(75)
Total revenue from contracts with customers - gas	1,626	1,718
Regulatory balancing accounts (2)	(360)	(499)
Total natural gas operating revenue	1,266	1,219
Total operating revenues	$4,306	$4,011

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Recently Adopted Accounting Standards

Intangibles—Goodwill and Other

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. PG&E Corporation and the Utility adopted the ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. PG&E Corporation and the Utility adopted the ASU on January 1, 2020.

PG&E Corporation and the Utility have three categories of financial assets in scope, each with their own associated credit risks. In applying the new guidance, PG&E Corporation and the Utility have incorporated forward-looking data in its estimate of credit loss as follows. Trade receivables are represented by customer accounts receivable and have credit exposure risk related to California unemployment rates. Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Lastly, available-for-sale debt securities requires each company to determine if a decline in fair value is below amortized costs basis, or, impaired. Furthermore, if an impairment exists on available-for-sale debt securities, PG&E Corporation and the Utility will examine if there is an intent to sell, if it is more likely than not a requirement to sell prior to recovery, and if a portion of the unrealized loss is a result of credit loss. There was no material impact to PG&E Corporation or the Utility’s Condensed Consolidated Financial Statements resulting from the adoption of this ASU.

Accounting Standards Issued But Not Yet Adopted

Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Fair Value Measurement (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the existing guidance relating to the disclosure requirements for Defined Benefit Plans. The ASU will be effective for PG&E Corporation and the Utility in 2020. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Condensed Consolidated Financial Statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU will be effective for PG&E Corporation and the Utility before December 31, 2022. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Condensed Consolidated Financial Statements and related disclosures.

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets and Liabilities

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2020	December 31, 2019
Pension benefits (1)	$1,790	$1,823
Environmental compliance costs	1,053	1,062
Utility retained generation (2)	216	228
Price risk management	138	124
Unamortized loss, net of gain, on reacquired debt	59	63
Catastrophic event memorandum account (3)	684	656
Wildfire expense memorandum account (4)	443	423
Fire hazard prevention memorandum account (5)	260	259
Fire risk mitigation memorandum account (6)	96	95
Wildfire mitigation plan memorandum account (7)	840	558
Deferred income taxes (8)	468	252
Other	557	523
Total long-term regulatory assets	$6,604	$6,066

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
(7) Includes costs associated with the 2019 Wildfire Mitigation Plan for the period June 5, 2019 through December 31, 2019 and the 2020 Wildfire Mitigation Plan for the period of January 1, 2020 through March 31, 2020. Recovery of WMPMA costs are subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2020	December 31, 2019
Cost of removal obligations (1)	$6,593	$6,456
Recoveries in excess of AROs (2)	66	393
Public purpose programs (3)	903	817
Employee benefit plans (4)	760	750
Other	929	854
Total long-term regulatory liabilities	$9,251	$9,270

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

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at
(in millions)	March 31, 2020	December 31, 2019
Electric distribution	$213	$—
Electric transmission	—	9
Gas distribution and transmission	45	363
Energy procurement	881	901
Public purpose programs	288	209
Other	675	632
Total regulatory balancing accounts receivable	$2,102	$2,114

	Payable Balance at
(in millions)	March 31, 2020	December 31, 2019
Electric distribution	$—	$31
Electric transmission	148	119
Gas distribution and transmission	74	45
Energy procurement	585	649
Public purpose programs	565	559
Other	473	394
Total regulatory balancing accounts payable	$1,845	$1,797

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

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

On January 29, 2020, the Utility borrowed $500 million under the DIP Delayed Draw Term Loan Facility.

The commencement of the Chapter 11 Cases constituted an event of default or termination event with respect to, and caused an automatic and immediate acceleration of the debt outstanding under or in respect of, certain instruments and agreements relating to direct financial obligations of PG&E Corporation and the Utility (the “Accelerated Direct Financial Obligations”). However, any efforts to enforce such payment obligations are automatically stayed as of the Petition Date, and are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The material Accelerated Direct Financial Obligations include the Utility’s outstanding senior notes, agreements in respect of certain series of pollution control bonds, and PG&E Corporation’s term loan facility, as well as short-term borrowings under PG&E Corporation’s and the Utility’s revolving credit facilities and the Utility’s term loan facility. For more information, see Note 5 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

Debtor-in-Possession Financing

The following table summarizes the Utility’s outstanding borrowings and availability under the DIP Facilities at March 31, 2020:

(in millions)	Termination Date		Aggregate Limit	Term Loan Borrowings	Revolver Borrowings	Letters of Credit Outstanding	Aggregate Availability
DIP Facilities	December 2020	(1)	$5,500	$2,000	$—	$774	$2,726

(1) May be extended to December 2021, subject to satisfaction of certain terms and conditions, including payment of a 25 basis point extension fee.

As of March 31, 2020, PG&E Corporation and the Utility each had no commercial paper borrowings outstanding. PG&E Corporation and the Utility do not expect to be able to access the commercial paper market for the duration of the Chapter 11 Cases.

Debt

The following table summarizes PG&E Corporation’s and the Utility’s outstanding debt subject to compromise:

		Balance at
(in millions)	Contractual Interest Rates	March 31, 2020	December 31, 2019	Treatment under Plan (1)
Debt Subject to Compromise (2)
PG&E Corporation
Borrowings under Pre-Petition Credit Facility
PG&E Corporation Revolving Credit Facilities - Stated Maturity: 2022	variable rate (3)	$300	$300	Repaid in cash
Other borrowings
Term Loan - Stated Maturity: 2020	variable rate (4)	350	350	Repaid in cash
Total PG&E Corporation Debt Subject to Compromise		650	650

Utility
Senior Notes - Stated Maturity:
2020	3.50%	800	800	Exchanged for New Utility Short-Term Notes
2021	3.25% to 4.25%	550	550	Exchanged for New Utility Short-Term Notes
2022	2.45%	400	400	Exchanged for New Utility Short-Term Notes
2023	3.25% to 4.25%	1,175	1,175	Reinstated
2024 through 2028	2.95% to 4.65%	3,850	3,850	Reinstated
2034 through 2040	5.40% to 6.35%	5,700	5,700	Exchanged for New Utility Long-Term Notes
2041 through 2042	3.75% to 4.50%	1,000	1,000	Reinstated
2043	4.60%	375	375	Reinstated
2043	5.13%	500	500	Exchanged for New Utility Long-Term Notes
2044 through 2047	3.95% to 4.75%	3,175	3,175	Reinstated
Total Senior notes		17,525	17,525
Pollution Control Bonds - Stated Maturity:
Series 2008 F and 2010 E, due 2026 (5)	1.75%	100	100	Repaid in cash
Series 2009 A-B, due 2026 (6)	variable rate (7)	149	149	Exchanged for New Utility Funded Debt Exchange Notes
Series 1996 C, E, F, 1997 B due 2026 (6)	variable rate (8)	614	614	Exchanged for New Utility Funded Debt Exchange Notes
Total pollution control bonds		863	863
Borrowings under Pre-Petition Credit Facilities
Utility Revolving Credit Facilities - Stated Maturity: 2022 (9)	variable rate (10)	2,888	2,888	Exchanged for New Utility Funded Debt Exchange Notes
Other borrowings:
Term Loan - Stated Maturity: 2019	variable rate (11)	250	250	Exchanged for New Utility Funded Debt Exchange Notes
Total Borrowings under Pre-Petition Credit Facility Subject to Compromise		3,138	3,138
Total Utility Debt Subject to Compromise		21,526	21,526
Total PG&E Corporation Consolidated Debt Subject to Compromise		$22,176	$22,176

(1) The treatments of debt under the Plan, described in this column relate only to the treatment of principal amounts and not pre-petition or post-petition interest. The New Utility Short-Term Notes, New Utility Long-Term Senior Notes and New Utility Funded Debt Exchange Notes are described in more detail under “Restructuring Support Agreement with the Ad Hoc Noteholder Committee” in Note 2.

(2) Debt subject to compromise must be reported at the amounts expected to be allowed by the Bankruptcy Court and the carrying values will be adjusted as claims are approved. Total Debt Subject to Compromise does not include accrued contractual interest of $1 million and $286 million for PG&E Corporation and the Utility, respectively, to the Petition Date. Total Debt Subject to Compromise also does not include post-petition interest of $20 million and $815 million for PG&E Corporation and the Utility, respectively, in accordance with the terms of the Noteholder RSA. See Note 2 for further details.
(3) At March 31, 2020, the contractual LIBOR-based interest rate on loans was 2.46%.
(4) At March 31, 2020, the contractual LIBOR-based interest rate on the term loan was 2.18%.
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
(7) At March 31, 2020, the contractual interest rate on the letter of credit facilities supporting these bonds was 6.45%.
(8) At March 31, 2020, the contractual interest rate on the letter of credit facilities supporting these bonds ranged from 6.45% to 6.58%.
(9) At March 31, 2020, excludes $19 million of undrawn letters of credit.
(10) At March 31, 2020, the contractual LIBOR-based interest rate on the loans was 2.26%.
(11) At March 31, 2020, the contractual LIBOR-based interest rate on the term loan was 1.58%.

Debt Commitments

See “Plan of Reorganization, RSA, Equity Backstop Commitments and Debt Commitments Letters” in Note 2 of the Condensed Consolidated Financial Statements above for discussion of the debt commitments.

NOTE 6: EQUITY

There were no issuances under the PG&E Corporation February 2017 equity distribution agreement for the three months ended March 31, 2020.

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

The DIP Credit Agreement includes usual and customary covenants for debtor-in-possession loan agreements of this type, including covenants limiting PG&E Corporation’s and the Utility’s ability to, among other things, declare and pay any dividend or make any other distributions with respect to any of their capital stock. Also, on April 3, 2019, the court overseeing the Utility’s probation issued an order imposing new conditions of probation, including foregoing issuing “any dividends until [the Utility] is in compliance with all applicable vegetation management requirements” under applicable law and the Utility’s Wildfire Mitigation Plan. On March 20, 2020, PG&E Corporation and the Utility filed a Case Resolution Contingency Motion with the Bankruptcy Court that includes a dividend restriction for PG&E Corporation. According to the dividend restriction, PG&E Corporation “will not pay common dividends until it has recognized $6.2 billion in non-GAAP core earnings following the Effective Date” of the Plan. The Bankruptcy Court entered the order approving the motion on April 9, 2020.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Income available for common shareholders	$371	$136
Weighted average common shares outstanding, basic	529	526
Add incremental shares from assumed conversions:
Employee share-based compensation	—	1
Chapter 11-related settlements (1)	119	—
Weighted average common shares outstanding, diluted	648	527
Total income per common share, diluted	$0.57	$0.25

(1) As discussed in Note 2, the financing sources for the Plan are expected to include (1) one or more PG&E Corporation common stock offerings of up to $9.0 billion and (2) the issuance of new common stock to the Fire Victim Trust. These financing sources along with the Backstop Commitment premium of 119.0 million shares of common stock (which could increase by 19,909,091 additional shares) for the Backstop Commitments will dilute current equity interests if or when such common stock is issued. At March 31, 2020, only the Backstop Commitment premium meets the requirements to be presented as incremental shares in the calculation of diluted income per common share.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2020	December 31, 2019
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	138,102,835	131,896,159
	Options	7,760,000	14,720,000
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	49,291,087	18,675,852
	Options	4,414,400	—
	Congestion Revenue Rights (3)	298,648,904	308,467,999

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At March 31, 2020, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$35	$(6)	$11	$40
Other noncurrent assets – other	133	—	—	133
Current liabilities – other	(31)	6	1	(24)
Noncurrent liabilities – other	(138)	—	—	(138)
Total commodity risk	$(1)	$—	$12	$11

At December 31, 2019, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$36	$(6)	$4	$34
Other noncurrent assets – other	130	(6)	—	124
Current liabilities – other	(31)	6	2	(23)
Noncurrent liabilities – other	(130)	6	—	(124)
Total commodity risk	$5	$—	$6	$11

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

The majority of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. During the first quarter of 2019, multiple credit rating agencies downgraded the Utility’s credit ratings below investment grade, which resulted in the Utility posting additional collateral. As of March 31, 2020, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$1,717	$—	$—	$—	$1,717
Nuclear decommissioning trusts
Short-term investments	82	—	—	—	82
Global equity securities	1,792	—	—	—	1,792
Fixed-income securities	784	734	—	—	1,518
Assets measured at NAV	—	—	—	—	17
Total nuclear decommissioning trusts (2)	2,658	734	—	—	3,409
Price risk management instruments (Note 8)
Electricity	—	7	159	5	171
Gas	—	2	—	—	2
Total price risk management instruments	—	9	159	5	173
Rabbi trusts
Fixed-income securities	—	102	—	—	102
Life insurance contracts	—	76	—	—	76
Total rabbi trusts	—	178	—	—	178
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	157
Total long-term disability trust	6	—	—	—	163
TOTAL ASSETS	$4,381	$921	$159	$5	$5,640
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$5	$164	$(7)	$162
Gas	—	—	—	—	—
TOTAL LIABILITIES	$—	$5	$164	$(7)	$162

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $498 million, primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$1,323	$—	$—	$—	$1,323
Nuclear decommissioning trusts
Short-term investments	6	—	—	—	6
Global equity securities	2,086	—	—	—	2,086
Fixed-income securities	862	728	—	—	1,590
Assets measured at NAV	—	—	—	—	21
Total nuclear decommissioning trusts (2)	2,954	728	—	—	3,703
Price risk management instruments (Note 8)
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
Price risk management instruments (Note 8)
Electricity	$1	$2	$156	$(13)	$146
Gas	—	2	—	(1)	1
TOTAL LIABILITIES	$1	$4	$156	$(14)	$147

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $530 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three months ended March 31, 2020 and 2019.

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

Equity Backstop Commitments

The Backstop Commitments are defined as financial instruments and measurable at fair value on each reporting period. PG&E Corporation used both market observable inputs and unobservable data to derive the fair value as of the reporting date. The Backstop Commitments are classified as Level 3.

Fair value for the Backstop Commitments as of March 31, 2020, was $0. PG&E Corporation’s fair valuation model calculated both the Backstop Party’s commitment to fund up to $9.0 billion in new common stock as well as PG&E Corporation’s Backstop Commitment premium obligation. The commitment to fund new common stock will cease upon equity offerings to finance the transactions contemplated by the Plan or termination of Backstop Commitments. As of March 31, 2020, PG&E Corporation expects to record approximately $1 billion of expense related to the Backstop Commitment premium in Reorganization items, net for the year ended December 31, 2020. This fair value calculation is subject to change based on fluctuations in the price of PG&E Corporation’s common stock as well as the satisfaction of certain conditions in the Backstop Commitment Letters.

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

	Fair Value at
(in millions)	March 31, 2020
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range(1) /Weighted-Average Price (2)
Congestion revenue rights	$141	$45	Market approach	CRR auction prices	$(45.08) - $20.20 / 0.27
Power purchase agreements	$18	$119	Discounted cash flow	Forward prices	$9.42 - $57.42 / 32.04

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	December 31, 2019
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$140	$44	Market approach	CRR auction prices	$(20.20) - $20.20 / 0.28
Power purchase agreements	$21	$112	Discounted cash flow	Forward prices	$11.77 - $59.38 / 33.62

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 instruments for the three months ended March 31, 2020 and 2019:

	Price Risk Management Instruments
(in millions)	2020	2019
Asset balance as of January 1	$5	$95
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	(10)	34
Asset balance as of March 31	$(5)	$129

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable; short-term borrowings; accounts payable; and customer deposits approximate their carrying values at March 31, 2020 and December 31, 2019, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2020		At December 31, 2019
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation (1)	$—	$—	$—	$—
Utility (1)(2)	2,000	2,007	1,500	1,500

(1) On January 29, 2019 PG&E Corporation and the Utility filed for Chapter 11 protection. Debt held by PG&E Corporation and the Utility became debt subject to compromise and is valued at the allowed claim amount. For more information, see Note 2 and Note 5.
(2) The fair value of the Utility pre-petition debt is $17.2 billion and $17.9 billion as of March 31, 2020 and December 31, 2019, respectively. For more information, see Note 2 and Note 5.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)
As of March 31, 2020	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
Nuclear decommissioning trusts
Short-term investments	$82	$—	$—	$82
Global equity securities	652	1,188	(31)	1,809
Fixed-income securities	1,377	155	(14)	1,518
Total (1)	$2,111	$1,343	$(45)	$3,409
As of December 31, 2019
Nuclear decommissioning trusts
Short-term investments	$6	$—	$—	$6
Global equity securities	500	1,609	(2)	2,107
Fixed-income securities	1,505	89	(4)	1,590
Total (1)	$2,011	$1,698	$(6)	$3,703

(1) Represents amounts before deducting $498 million and $530 million for the periods ended March 31, 2020 and December 31, 2019, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2020
Less than 1 year	$26
1–5 years	397
5–10 years	408
More than 10 years	687
Total maturities of fixed-income securities	$1,518

The following table provides a summary of activity for fixed income and equity securities:

	Three Months Ended March 31,
(in millions)	2020	2019
Proceeds from sales and maturities of nuclear decommissioning trust investments	$533	$346
Gross realized gains on securities	18	(34)
Gross realized losses on securities	(9)	19

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

Pre-petition Wildfire-Related Claims

Pre-petition wildfire-related claims on the Condensed Consolidated Financial Statements include amounts associated with the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire.

At March 31, 2020 and December 31, 2019, the Utility’s Consolidated Balance Sheets include estimated liabilities in respect of total wildfire-related claims of $25.5 billion. The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire is comprised of (i) $11 billion for subrogated insurance claimholders pursuant to the Subrogation RSA, plus (ii) $47.5 million for expected professional fees for professionals retained by subrogated insurance claimholders to be reimbursed pursuant to the Subrogation RSA, plus (iii) $1 billion for the Supporting Public Entities with respect to their Public Entity Wildfire Claims pursuant to the PSAs, plus (iv) $13.5 billion for all other wildfire-related claims, including individual wildfire claimholders (including those with uninsured and underinsured property losses) and clean-up and fire suppression costs, pursuant to the TCC RSA. The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire corresponds PG&E Corporation’s and the Utility’s best estimate of probable losses and is subject to change based on additional information, including the other factors discussed below. (See “2018 Camp Fire, 2017 Northern California Wildfires and 2015 Butte Fire Accounting Charge” below.)

On the Petition Date, all wildfire-related claims were classified as LSTC and all pending litigation was stayed.

In addition, the Utility incurred legal and other costs of $34 million and $47 million related to the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire during the quarters ended March 31, 2020 and 2019, respectively.

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

As described under the heading “District Attorneys’ Offices’ Investigations” below, the 2018 Camp fire was the subject of a criminal investigation, which has been settled, as to PG&E Corporation and the Utility, by the parties, subject to court approvals from the Bankruptcy Court, which was granted as of April 14, 2020, and the Butte County Superior Court, currently scheduled to occur on or about May 26, 2020. As of the date of this filing, Cal Fire’s investigation report has not been shared with PG&E Corporation or the Utility.

PG&E Corporation and the Utility have accepted Cal Fire’s determination that the 2018 Camp fire ignited at the first ignition site. PG&E Corporation and the Utility have not been able to form a conclusion as to whether a second fire ignited as a result of vegetation contact with the Utility’s facilities.

PG&E Corporation and the Utility have not yet had access to all of the evidence collected by Cal Fire as part of its investigation or to the investigation report prepared by Cal Fire.

Further, the CPUC’s SED also conducted investigations into whether the Utility committed civil violations in connection with the 2018 Camp fire. On November 26, 2019, the SED concluded its investigation into the 2018 Camp fire and released a report alleging certain violations of state law and CPUC regulations. See “Order Instituting an Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire” in Note 11 for a description of these proceedings, including the alleged violations in connection with the 2018 Camp fire.

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

As described under the heading “District Attorney’s Offices’ Investigations” below, certain of the 2017 Northern California wildfires were the subject of criminal investigations, which have been settled or resulted in PG&E Corporation and the Utility being informed by the applicable district attorney’s office of a decision not to prosecute.

The SED also conducted investigations into whether the Utility committed civil violations in connection with the 2017 Northern California wildfires. See “Order Instituting an Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire” in Note 11 for a description of these proceedings, including the alleged violations in connection with the 2017 Northern California wildfires.

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

On October 25, 2019, PG&E Corporation and the Utility submitted a brief to the Bankruptcy Court challenging the application of inverse condemnation to California’s investor-owned utilities, including the Utility. The Bankruptcy Court heard argument regarding PG&E Corporation’s and the Utility’s motion on November 19, 2019. On December 3, 2019, the Bankruptcy Court entered an order holding that the doctrine of inverse condemnation applied to California’s investor-owned utilities, including the Utility, and certifying the decision for direct appeal to the U.S. Court of Appeals for the Ninth Circuit. PG&E Corporation and the Utility have appealed this decision; however, as of the date of this filing, this appeal was stayed upon request of PG&E Corporation and the Utility due to, among other things, the settlement of fire claims embodied in the Public Entity PSA’s, TCC RSA and Subrogation RSA.

In addition to claims for property damage, business interruption, interest and attorneys’ fees, the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, punitive damages and other damages under other theories of liability, including if the Utility were found to have been negligent.

Further, the Utility could be subject to material fines, penalties, or restitution orders if the CPUC or any law enforcement agency were to bring an enforcement action, including, if the Plea Agreement is terminated, a criminal proceeding, and it were determined that the Utility had failed to comply with applicable laws and regulations.

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

As described below under the heading “Restructuring Support Agreement with the TCC,” on December 6, 2019, PG&E Corporation and the Utility entered into a RSA with the TCC, the Consenting Fire Claimant Professionals and the Shareholder Proponents to potentially resolve all wildfire-related claims relating to the 2017 Northern California wildfires and the 2018 Camp fire (other than subrogated insurance claims and Public Entity Wildfire Claims) through the Chapter 11 process. On December 19, 2019, the Bankruptcy Court entered an order approving the TCC RSA.

Insurance carriers who have made payments to their insureds for property damage arising out of the 2017 Northern California wildfires filed 52 subrogation complaints in the San Francisco County Superior Court and the Sonoma County Superior Court as of January 28, 2019. These complaints allege, among other things, negligence, inverse condemnation, trespass and nuisance. The allegations are similar to the ones made by individual plaintiffs. As of January 28, 2019, before the automatic stay arising as a result of the filing of the Chapter 11 Cases, insurance carriers filed 39 similar subrogation complaints with respect to the 2018 Camp fire in the Sacramento County Superior Court and the Butte County Superior Court. As described below under the heading “Restructuring Support Agreement with Holders of Subrogation Claims,” on September 22, 2019, PG&E Corporation and the Utility entered into a RSA with certain holders of insurance subrogation claims to potentially resolve all insurance subrogation claims relating to the 2017 Northern California wildfires and the 2018 Camp fire through the Chapter 11 process. On December 19, 2019, the Bankruptcy Court entered an order approving the Subrogation RSA.

Various government entities, including Yuba, Nevada, Lake, Mendocino, Napa and Sonoma Counties and the Cities of Santa Rosa and Clearlake, also asserted claims against PG&E Corporation and the Utility based on the damages that these government entities allegedly suffered as a result of the 2017 Northern California wildfires. Such alleged damages included, among other things, loss of natural resources, loss of public parks, property damages and fire suppression costs. The causes of action and allegations are similar to the ones made by individual plaintiffs and the insurance carriers. With respect to the 2018 Camp fire, Butte County has filed similar claims against PG&E Corporation and the Utility. As described below under the heading “Plan Support Agreements with Public Entities,” on June 18, 2019, PG&E Corporation and the Utility entered into agreements with certain government entities to potentially resolve their wildfire-related claims through the Chapter 11 process. The PSAs do not require Bankruptcy Court approval to be effective; however, the Bankruptcy Court must ultimately approve the Plan that incorporates the terms of the PSAs.

FEMA has filed proofs of claim in the Chapter 11 Cases in the amount of $1.2 billion in connection with the 2017 Northern California wildfires and $2.6 billion in connection with the 2018 Camp fire. FEMA has objected to the classification of their claims under the Plan as Fire Victim Claims and has indicated that it intends to seek to have its claims classified separately from the Fire Victim Claims. In addition, Cal Fire has filed proofs of claim in the Chapter 11 Cases in the amount of $133 million in connection with the 2017 Northern California wildfires and specifying at least $110 million in connection with the 2018 Camp fire. The OES has filed proofs of claim in the amount of $347 million in connection with the 2017 Northern California wildfires and $2.3 billion in connection with the 2018 Camp fire. The California Department of Transportation has filed proofs of claim in the Chapter 11 Cases in the amount of $217 million in connection with the 2018 Camp fire.

Certain other Federal, state and local entities (that are not Supporting Public Entities) have filed proofs of claim in the Chapter 11 Cases in connection with the 2017 Northern California wildfires and the 2018 Camp fire asserting total claims in the amount of $503 million. Proofs of claim have also been filed for unspecified amounts to be determined at a later time. On December 12, 2019, the TCC filed an objection to the claims filed by OES in which it argued that the Bankruptcy Court should disallow the OES claims. On January 9, 2020, the TCC filed a supplement to its objection in which it also objected to the claims filed by FEMA. On February 5, 2020, PG&E Corporation and the Utility joined in the TCC’s objection to the OES and FEMA claims. On February 12, 2020, a number of individuals and businesses who hold wildfire-related claims in connection with the 2015 Butte fire, 2017 Northern California wildfires and 2018 Camp fire, as well as certain preference plaintiffs (the “Tubbs Preference Plaintiffs”), joined in the TCC’s objection to the OES and FEMA claims. Also on February 12, 2020, OES and FEMA filed oppositions to the TCC’s objection. On February 26, 2020, the Bankruptcy Court heard argument over the TCC’s and PG&E Corporation’s and the Utility’s legal objections to claims filed by FEMA and Cal OES. On February 27, 2020, the TCC, the Consenting Fire Claimant Professionals (as defined in the Plan), FEMA and certain other federal agencies, the OES and certain other state agencies, the Debtors, and the Shareholder Proponents participated in a mediation in San Francisco, California in an effort to resolve the aforementioned claims.

On April 21, 2020, the parties announced that settlement agreements had been reached with certain Federal agencies (including FEMA and the United States Small Business Administration (the “SBA”)) and certain State agencies (including Cal OES and Cal Fire) regarding their claims filed against PG&E Corporation or the Utility in the Chapter 11 Cases which constitute “Fire Claims” (as defined in the Plan). Pursuant to the terms of the settlement agreements, the Fire Claims of FEMA and the SBA will be allowed at $1 billion, channeled to the Fire Victim Trust, and fully subordinated and junior in right of payment to the prior payment in full of all other Fire Victim Claims from the Fire Victim Trust; $117 million will be paid to the DOJ in full and final satisfaction and discharge of the Fire Claims of certain other Federal agencies and payable solely from the proceeds of the “Assigned Rights and Causes of Action” (as defined in the Plan), after the payment of professional fees and costs incurred in connection with the prosecution of such Assigned Rights and Causes of Action; Cal OES’s Fire Claims will be withdrawn with prejudice; Cal Fire’s Fire Claims will be allowed at $115.3 million, payable over a period of years by the Fire Victim Trust, with the first $70 million payable solely and exclusively from any cash interest earned on the cash holdings of the Fire Victim Trust after the Effective Date and the remaining $45.3 million payable solely and exclusively from such cash interest less the expenses of administering the Fire Victim Trust in such years; the Fire Claims of certain other State agencies will be allowed at $89 million, payable by the Fire Victim Trust over a period of years, with the first $60 million payable solely and exclusively from proceeds of the monetization of the PG&E Corporation common stock in excess of $6.75 billion in accordance with an agreed-upon formula and available cash interest after expenses and after the Cal Fire Settlement Amount (as defined below) has been paid in full, and the balance payable solely and exclusively from such monetization proceeds and interest earned on the cash holdings of the Fire Victim Trust (less expenses of administering the Fire Victim Trust); and the holders of the above claims that are being settled and channeled to the Fire Victim Trust, consistent with the Plan, will have no right of recovery from PG&E Corporation or the Utility. Consistent with the Plan and the agreements, the obligations of payment relating to the agreements are solely the responsibility of the Fire Victim Trust, and PG&E Corporation and the Utility will have no further obligations with respect to the claims that are the subject of the agreements. PG&E Corporation and the Utility filed a motion seeking Bankruptcy Court approval of the agreements on April 26, 2020. A hearing before the Bankruptcy Court to consider approval of the agreements is currently scheduled for May 12, 2020.

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

Proceeding in San Francisco County Superior Court for Certain Tubbs Fire-Related Claims (the “Tubbs Trial”)

In connection with the TCC RSA, on December 26, 2019, the San Francisco Superior Court entered an order vacating all dates and deadlines in the Tubbs Trial and scheduled a hearing for March 2, 2020 to show cause regarding dismissal of the Tubbs Trial. On February 28, 2020, at the request of the Plaintiffs, the Court continued the hearing on the order to show cause to July 27, 2020.

On January 6, 2020, in accordance with the terms of the TCC RSA, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court seeking authority to enter into settlement agreements settling and liquidating the claims asserted against PG&E Corporation and the Utility by each of the Tubbs Preference Plaintiffs. On January 30, 2020, the Bankruptcy Court issued an order granting PG&E Corporation and the Utility’s motion to enter into settlement agreements with each of the Tubbs Preference Plaintiffs (the “Tubbs Preference Settlements”). The Tubbs Preference Settlements will be channeled through the Fire Victim Trust.

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

In connection with the TCC RSA, on December 20, 2019, the District Court entered an order staying the Estimation Proceeding and vacating the February 18, 2020 hearing and all pre-hearing dates. Under section 502(c) and pursuant to the terms of the TCC RSA, PG&E Corporation and the Utility filed a motion in the District Court on March 20, 2020 requesting that the District Court estimate the aggregate liability of the Fire Victim Claims at $13.5 billion—the amount the parties agreed to in the TCC RSA. Certain parties, including the TCC, objected to the motion arguing, among things, that the District Court needs to clarify certain provisions of the TCC RSA. PG&E Corporation and the Utility filed a reply to the objection on April 10, 2020, and the District Court held a status conference on April 16, 2020. The next status conference is set for May 18, 2020. A hearing on the motion is set for May 21, 2020.

Plan Support Agreements with Public Entities

On June 18, 2019, PG&E Corporation and the Utility entered into PSAs with certain local public entities (collectively, the “Supporting Public Entities”) providing for an aggregate of $1.0 billion to be paid by PG&E Corporation and the Utility to such public entities pursuant to the Plan in order to settle such public entities’ claims against PG&E Corporation and the Utility relating to the 2018 Camp fire, 2017 Northern California wildfires and 2015 Butte fire (collectively, “Public Entity Wildfire Claims”). PG&E Corporation and the Utility have entered into a PSA with each of the following public entities or groups of public entities, as applicable:

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

Each PSA provides that the Plan will include, among other things, the following elements:

•following the effective date of the Plan, PG&E Corporation and the Utility will remit a Settlement Amount (as defined below) in the amount set forth below to the applicable Supporting Public Entities in full and final satisfaction and discharge of their Public Entity Wildfire Claims, and

•subject to the Supporting Public Entities voting affirmatively to accept the Plan, following the effective date of the Plan, PG&E Corporation and the Utility will create and promptly fund $10.0 million to a segregated fund to be used by the Supporting Public Entities collectively in connection with the defense or resolution of claims against the Supporting Public Entities by third parties relating to the wildfires noted above (“Third Party Claims”).

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

•for the County of Butte, $252.0 million,

•for the Paradise Recreation & Park District, $47.5 million,

•for the County of Yuba, $12.5 million, and

•for the Calaveras County Water District, $3.0 million.

Each PSA provides that, subject to certain terms and conditions, the Supporting Public Entities will support the Plan with respect to its treatment of their respective Public Entity Wildfire Claims, including by voting to accept the Plan in the Chapter 11 Cases.

Each PSA may be terminated by the applicable Supporting Public Entities under certain circumstances, including:

•if the Federal Emergency Management Agency or the OES fails to agree that no reimbursement is required from the Supporting Public Entities on account of assistance rendered by either agency in connection with the wildfires noted above, and

•by any individual Supporting Public Entity, if a material amount of Third Party Claims is filed against such Supporting Public Entity and such Third Party Claims are not released pursuant to the Plan.

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

Restructuring Support Agreement with Holders of Subrogation Claims

On September 22, 2019, PG&E Corporation and the Utility entered into the Subrogation RSA. The Subrogation RSA provides for an aggregate amount of $11.0 billion (the “Aggregate Subrogation Recovery”) to be paid by PG&E Corporation and the Utility pursuant to the Plan in order to settle the Subrogation Claims, upon the terms and conditions set forth in the Subrogation RSA. Under the Subrogation RSA, PG&E Corporation and the Utility have also agreed to reimburse the holders of Subrogation Claims for professional fees of up to $55 million, upon the terms and conditions set forth in the Subrogation RSA.

The Subrogation RSA provides that, subject to certain terms and conditions (including that PG&E Corporation and the Utility remain solvent), the Consenting Subrogation Creditors will support the Plan with respect to its treatment of the Subrogation Claims, including by voting their Subrogation Claims to accept the Plan in the Chapter 11 Cases.

On September 24, 2019, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court seeking authority to enter into, and perform under, the Subrogation RSA and approving the terms of the settlement contemplated under the Subrogation RSA. On December 19, 2019, the Bankruptcy Court entered an order approving the Subrogation RSA.

The Subrogation RSA will automatically terminate if (i) the Plan is not confirmed by June 30, 2020 (or such later date as may be authorized by any amendment to AB 1054) or (ii) the Effective Date does not occur prior to December 31, 2020 (or six months following the deadline for confirmation of the Plan if such deadline is extended by any amendment to AB 1054).

The Subrogation RSA may be terminated by any Consenting Subrogation Creditor as to itself if the Aggregate Subrogation Recovery is modified. The Subrogation RSA may be terminated by the Consenting Subrogation Creditors holding at least two-thirds of the Subrogation Claims held by Consenting Subrogation Creditors under certain circumstances, including, among others, if (i) they reasonably determine in good faith at any time prior to confirmation of the Plan that PG&E Corporation and the Utility are insolvent or otherwise unable to raise sufficient capital to pay the Aggregate Subrogation Recovery on the Effective Date, (ii) PG&E Corporation and the Utility breach the terms of the Subrogation RSA or otherwise fail to take certain actions specified in the Subrogation RSA, (iii) the Plan does not treat the individual plaintiffs’ wildfire-related claims consistent with the provisions of AB 1054, (iv) the Bankruptcy Court allows a plan proponent other than PG&E Corporation and the Utility to commence soliciting votes on a plan (other than the Plan) that incorporates the terms of the settlement contemplated by the Subrogation RSA and PG&E Corporation and the Utility have not already commenced soliciting votes on the Plan which incorporates such settlement, (v) the Bankruptcy Court confirms a plan other than the Plan or (vi) the Plan is modified to be inconsistent with such settlement. The Subrogation RSA may be terminated by PG&E Corporation and the Utility (a) in the event of certain breaches of the Subrogation RSA by Consenting Subrogation Creditors holding at least 5% of the Subrogation Claims held by Consenting Subrogation Creditors or (b) if the Bankruptcy Court confirms a plan other than the Plan or if the terms of the Plan related to the settlement contemplated by the Subrogation RSA become unenforceable or are enjoined.

Subject to certain limited exceptions, the valuation of the Subrogation Claims in an aggregate amount of $11.0 billion (the “Allowed Subrogation Claim Amount”) will survive any termination of the Subrogation RSA and will be binding on PG&E Corporation and the Utility in the Chapter 11 Cases.

Restructuring Support Agreement with the TCC

On December 6, 2019, PG&E Corporation and the Utility entered into a Restructuring Support Agreement, which was subsequently amended on December 16, 2019, with the TCC, the Consenting Fire Claimant Professionals and the Shareholder Proponents (as amended, the “TCC RSA”). The TCC RSA provides for, among other things, an aggregate of $13.5 billion in value to be provided by PG&E Corporation and the Utility pursuant to the Plan (together with certain additional rights, the “Aggregate Fire Victim Consideration”) in order to settle and discharge the Fire Victim Claims, upon the terms and conditions set forth in the TCC RSA and the Plan. The Aggregate Fire Victim Consideration is to be funded into a trust (the “Fire Victim Trust”) to be established pursuant to the Plan for the benefit of holders of the Fire Victim Claims and will consist of (a) $5.4 billion in cash contributed on the effective date of the Plan, (b) $1.35 billion in cash comprising (i) $650 million paid in cash on or before January 15, 2021 and (ii) $700 million paid in cash on or before January 15, 2022, subject to the terms of a tax benefit payment agreement to be entered into between the Fire Victim Trust and the reorganized Utility, and (c) $6.75 billion in common stock of the reorganized PG&E Corporation valued at 14.9 times Normalized Estimated Net Income (as defined in the TCC RSA), except that the Fire Victim Trust’s share ownership of the reorganized PG&E Corporation will not be less than 20.9% based on the number of fully diluted shares of the reorganized PG&E Corporation outstanding as of the effective date of the Plan, assuming the Utility’s current allowed ROE. Under certain circumstances, including certain change of control transactions and in connection with the monetization of certain tax benefits related to the payment of wildfire-related claims, the payments described in (b) will be accelerated and payable upon an earlier date. The Aggregate Fire Victim Consideration also includes (1) the assignment by PG&E Corporation and the Utility to the Fire Victim Trust of certain rights and causes of action related to the 2015 Butte fire, the 2017 Northern California wildfires and the 2018 Camp fire (together, the “Fires”) that PG&E Corporation and the Utility may have against certain third parties and (2) the assignment of rights under the 2015 and 2016 insurance policies to resolve any claims related to the Fires in those policy years, other than the rights of PG&E Corporation and the Utility to be reimbursed under the 2015 insurance policies for claims submitted prior to the Petition Date.

Under the terms of the Plan, all Fire Victim Claims, including claims by uninsured and underinsured individual claimholders as well as government entities that are not Supporting Public Entities (including FEMA and OES/Cal Fire), would be settled and discharged in consideration of the payment of the Aggregate Fire Victim Consideration to the Fire Victim Trust. However, the TCC RSA is an agreement among PG&E Corporation and the Utility, the TCC, the Shareholder Proponents, and the Consenting Fire Claimant Professionals, which are attorneys representing individual claimholders. No individual claimholder is a party to the TCC RSA. Accordingly, there can be no assurance that such claimholders will support the Plan or the treatment of their Fire Victim Claims in the Chapter 11 Cases as provided in the Plan.

In addition, each party to the TCC RSA must, among other things, (a) use commercially reasonable efforts to support and cooperate with PG&E Corporation and the Utility to obtain confirmation of the Plan and any necessary regulatory or other approvals, and (b) oppose efforts and procedures to confirm the Ad Hoc Noteholder Plan. Each party to the TCC RSA also must not, among other things, (1) object to, delay, impede, or take any other action to interfere with acceptance, confirmation or implementation of the Plan or (2) propose, file or support any other plan of reorganization, restructuring, or sale of assets with respect to PG&E Corporation and the Utility. Each Consenting Fire Claimant Professional must use all reasonable efforts to advise and recommend to its existing and future clients (who hold Fire Victim Claims) to support and vote to accept the Plan and to opt-in to consensual releases under the Plan.

The TCC RSA will automatically terminate under certain circumstances, including, among others, if (a) a sufficient number of Fire Victim Claims votes to accept the Plan such that the class of Fire Victim Claims in the Plan votes to accept the Plan under 11 U.S.C. section 1126(c) as determined by the Bankruptcy Court are not made by the later of (i) the voting deadline for the Plan or (ii) June 30, 2020, (b) the disclosure statement for the Plan is not approved by the Bankruptcy Court by March 30, 2020 and a motion seeking approval of the settlement of the Estimation Proceeding for the Aggregate Fire Victim Consideration is not filed by March 30, 2020, (c) the Plan is not confirmed by the Bankruptcy Court by June 30, 2020, or (d) the effective date of the Plan does not occur prior to August 29, 2020 (which deadlines in (b) through (d) of this paragraph may be extended by consent of PG&E Corporation and the Utility, the TCC, the Shareholder Proponents and the Requisite Consenting Fire Claimant Professionals (as defined below)).

The TCC RSA may be terminated by the TCC or the Requisite Consenting Fire Claimant Professionals (consisting of (a) the TCC, acting by vote of simple majority of its members, and (b) a group of thirteen law firms (subject to addition) that are Consenting Fire Claimant Professionals and whose initial members are specified in the TCC RSA, acting by vote of a simple majority of its members) if (a) PG&E Corporation and the Utility or the Shareholder Proponents breach any of their obligations, representations, warranties or covenants set forth in the TCC RSA, (b) PG&E Corporation and the Utility and the Shareholder Proponents fail to prosecute the Plan and seek entry of a confirmation order that contains or is otherwise consistent with the terms of the TCC RSA, or propose, pursue or support a Chapter 11 plan of reorganization or confirmation order inconsistent with the terms of the TCC RSA or the Plan, (c) the Plan is or is modified to be inconsistent with the terms of the TCC RSA, or (d) the TCC or the Requisite Consenting Fire Claimant Professionals determine on or before the date of the Bankruptcy Court hearing to approve the TCC RSA that Section 4.19(f)(ii) of the Plan (and any related provisions) has not been modified to their satisfaction. The TCC RSA may be terminated by PG&E Corporation and the Utility or the Shareholder Proponents if (1) either the TCC or Consenting Fire Claimant Professionals that represent in the aggregate more than 8,000 holders of Fire Victim Claims breach any of their obligations, representations, warranties or covenants set forth in the TCC RSA or (2) if the TCC takes any action inconsistent with its obligations under the TCC RSA or fails to take any action required under the TCC RSA.

PG&E Corporation’s and the Utility’s obligation relating to the Tubbs Preference Settlements will survive any termination of the TCC RSA and will be enforceable against PG&E Corporation and the Utility. In addition, the TCC RSA provides that, upon termination of the TCC RSA, (a) the Estimation Proceeding will immediately recommence and (b) all litigation regarding the Tubbs fire, including a determination of whether or not the Utility caused the Tubbs fire, will be determined by the District Court without any reference to any state court proceeding. On December 19, 2019, the Bankruptcy Court entered an order approving the TCC RSA.

Pursuant to further discussions with claimants relating to the Ghost Ship fire, certain provisions of the TCC RSA were superseded by the terms of the Plan, and accordingly the above description of the TCC RSA has been revised to reflect the fact that claims arising out of the Ghost Ship fire will be resolved separately from the TCC RSA.

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

Further, in May 2017, the OES indicated that it intended to bring a claim against the Utility related to the Butte fire that it estimated to be approximately $190 million. The Utility has not received any information or documentation from the OES since its May 2017 statement, other than a proof of claim for $107 million filed with the Bankruptcy Court. In June 2017, the Utility entered into an agreement with the OES that extended its deadline to file a claim to December 2020. As described above, on April 21, 2020, the parties announced that settlement agreements have been reached with certain Federal agencies (including FEMA and the SBA) and certain State agencies (including Cal OES and Cal Fire) regarding their Fire Claims, including in connection with the 2015 Butte fire. PG&E Corporation and the Utility filed a motion seeking Bankruptcy Court approval of the agreements on April 26, 2020. A hearing before the Bankruptcy Court to consider approval of the agreements is currently scheduled for May 12, 2020.

PG&E Corporation’s and the Utility’s obligations with respect to claims related to the 2015 Butte fire that had not been resolved as of the Petition Date are expected to be determined through the Chapter 11 process (including the settlement agreements described in this Note 10).

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

2018 Camp Fire, 2017 Northern California Wildfires and 2015 Butte Fire Accounting Charge

There were no charges for the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, the Utility’s Consolidated Balance Sheets include estimated liabilities in respect of total wildfire-related claims of $25.5 billion. The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire is comprised of (i) $11 billion for subrogated insurance claimholders pursuant to the Subrogation RSA, plus (ii) $47.5 million for expected professional fees for professionals retained by subrogated insurance claimholders to be reimbursed pursuant to the Subrogation RSA, plus (iii) $1 billion for the Supporting Public Entities with respect to their Public Entity Wildfire Claims pursuant to the PSAs, plus (iv) $13.5 billion for all other wildfire-related claims, including individual wildfire claimholders (including those with uninsured and underinsured property losses) and clean-up and fire suppression costs, pursuant to the TCC RSA. The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire corresponds to PG&E Corporation’s and the Utility’s best estimate of probable losses and is subject to change based on additional information, including the other factors discussed below.

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

The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp, the 2017 Northern California wildfires and the 2015 Butte fire represents PG&E Corporation’s and the Utility’s best estimate of probable losses and is subject to change based on additional information. Notwithstanding the entry into the PSAs, the Subrogation RSA and the TCC RSA, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including whether any termination events are triggered under these agreements, whether the classification and treatment of claims in the Plan is successfully challenged by claimholders who are not party to a settlement agreement, whether the requisite number of impaired claimholders vote to approve the Plan in the Chapter 11 Cases, whether any fines or penalties are treated as Fire Claims as provided in the Plan and whether a plan of reorganization incorporating the terms of those settlements is confirmed. (See “Third-Party Claims, Investigations and Other Proceedings Related to the 2018 Camp Fire and 2017 Northern California Wildfires” above for a summary of material termination rights under the PSAs, the Subrogation RSA and the TCC RSA.) Many of these factors are beyond the control of PG&E Corporation and the Utility. For example, notwithstanding the TCC RSA, the TCC filed a motion in the Bankruptcy Court on April 6, 2020 seeking approval of a letter from the TCC to individual holders of wildfire-related claims requesting that they withhold their votes in favor of the Plan until the Utility provides supplemental disclosure with respect to the Plan and certain issues relating to the value of the stock to be distributed to the Fire Victim Trust (which the Bankruptcy Court denied). The Bankruptcy Court issued an order denying the TCC’s motion on April 7, 2020. If one or more of these settlement agreements is terminated or if one or more classes of impaired claimholders fail to approve the Plan, PG&E Corporation’s and the Utility’s aggregate liability related to the 2018 Camp fire and 2017 Northern California wildfires (and in certain cases, other pre-petition fires) could substantially exceed $25.5 billion. In addition, if these agreements were terminated, regardless of the ultimate determination of PG&E Corporation’s and the Utility’s liability, such termination would be expected to result in additional delay and expense in the Chapter 11 Cases.

Absent settlement agreements or in the event of a failed solicitation of votes for the Plan, the process for estimating losses associated with claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including but not limited to the cause of each fire, contributing causes of the fires (including alternative potential origins, weather and climate related issues), the number, size and type of structures damaged or destroyed, the contents of such structures and other personal property damage, the number and types of trees damaged or destroyed, attorneys’ fees for claimants, the nature and extent of any personal injuries, including the loss of lives, the extent to which future claims arise, the amount of fire suppression and clean-up costs or other damages the Utility may be responsible for if found negligent or as estimated in the Chapter 11 Cases.

The $25.5 billion liability does not include any amounts for potential losses in connection with the wildfire-related securities class action litigation described below. While the Plan provides that the $25.5 billion liability includes the amount of any penalties or fines that may be imposed by governmental entities, and the amount of any penalties, or fines that might result from any criminal charges brought, it is possible such penalties or fines may ultimately be determined to be separate from and incremental to the $25.5 billion liability. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available. As more information becomes available, management estimates and assumptions regarding the financial impact of the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire may change, which could result in material increases to the loss accrued.

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

The cause of the 2019 Kincade fire is under investigation by Cal Fire and the CPUC, and PG&E Corporation and the Utility are cooperating with those investigations. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2019 Kincade fire. This investigation is preliminary, and PG&E Corporation and the Utility do not have access to all of the evidence in the possession of Cal Fire or other third parties. There are a number of unknown facts surrounding the cause of the 2019 Kincade fire, and accordingly, the cause of the 2019 Kincade fire remains uncertain.

Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information contained in the electric incident report and other information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is reasonably possible that they will incur a loss in connection with the 2019 Kincade fire. If PG&E Corporation and the Utility were to incur a loss in respect of the 2019 Kincade fire, PG&E Corporation and the Utility estimate that the amount of such loss could exceed $600 million (before available insurance). This amount corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of reasonably possible losses and is subject to change based on additional information. The $600 million estimate of the lower end of the range of reasonably possible losses does not include, among other things, (i) any amounts for potential penalties or fines that may be imposed by governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by Federal, state, county and local government entities or agencies other than state fire suppression costs, (iv) evacuation costs or (v) any other amounts that are not reasonably estimable.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of loss could be greater than $600 million (before available insurance) but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in Cal Fire’s possession, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of potential damages.

The process for estimating losses associated with potential claims related to the 2019 Kincade fire requires management to exercise significant judgment based on a number of assumptions and subjective factors, including the factors identified above and estimates based on currently available information and prior experience with wildfires. As more information becomes available, management estimates and assumptions regarding the potential financial impact of the 2019 Kincade fire may change.

In the future, it is possible that facts could emerge that lead PG&E Corporation and the Utility to believe that a loss is probable, resulting in the accrual of a liability at that time, the amount of which could be significant and may exceed the foregoing estimate of the lower end of the range of reasonably possible losses. For the reasons discussed above, the 2019 Kincade fire could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, as well as on the bankruptcy timing and process and the ability of the Utility to participate in the Wildfire Fund.

PG&E Corporation and the Utility have received and are responding to data requests from the CPUC’s SED relating to the Kincade fire. Various other entities, including law enforcement agencies, may also be investigating the fire. It is uncertain when the investigations will be complete.

Loss Recoveries

PG&E Corporation and the Utility have insurance coverage for liabilities, including wildfire. Additionally, there are several mechanisms that allow for recovery of costs from customers. Potential for recovery is described below. Failure to obtain a substantial or full recovery of costs related to the 2018 Camp fire and 2017 Northern California wildfires or any conclusion that such recovery is no longer probable could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition, the inability to recover costs in a timely manner could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

The Utility has liability insurance from various insurers that provides coverage for third-party liability attributable to the 2015 Butte fire in an aggregate amount of $922 million. The Utility records insurance recoveries when it is deemed probable that a recovery will occur and the Utility can reasonably estimate the amount or its range. Through March 31, 2020, the Utility recorded $922 million for probable insurance recoveries in connection with losses related to the 2015 Butte fire. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries. In addition, the Utility has received $60 million in cumulative reimbursements from the insurance policies of its vegetation management contractors. Recoveries of additional amounts under the insurance policies of the Utility’s vegetation management contractors, including policies where the Utility is listed as an additional insured, are uncertain.

The balance for the insurance receivable is included in Other accounts receivable in PG&E Corporation’s and the Utility’s Consolidated Balance Sheets and was $50 million at both March 31, 2020 and December 31, 2019, respectively.

In 2018, PG&E Corporation and the Utility renewed their liability insurance coverage for wildfire events in an aggregate amount of approximately $1.4 billion for the period from August 1, 2018 through July 31, 2019, comprised of $700 million for general liability (subject to an initial self-insured retention of $10 million per occurrence), and $700 million for property damages only, which property damage coverage includes an aggregate amount of approximately $200 million through the reinsurance market where a catastrophe bond was utilized. In 2020, PG&E Corporation and the Utility has liability insurance coverage for wildfire events in an amount of $430 million (subject to an initial self-insured retention of $10 million per occurrence) for the period from August 1, 2019 through July 31, 2020, and approximately $1 billion in liability insurance coverage for non-wildfire events (subject to an initial self-insured retention of $10 million per occurrence), comprised of $520 million for the period from August 1, 2019 through July 31, 2020 and $480 million for the period from September 3, 2019 through September 2, 2020. PG&E Corporation and the Utility continue to pursue additional insurance coverage. Various coverage limitations applicable to different insurance layers could result in uninsured costs in the future depending on the amount and type of damages resulting from covered events. PG&E Corporation and the Utility expect to receive the insurance recoveries associated with the 2018 Camp fire and 2017 Northern California wildfires shortly after emergence from Chapter 11.

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur. Through March 31, 2020, PG&E Corporation and the Utility recorded $1.38 billion for probable insurance recoveries in connection with the 2018 Camp fire and $843 million for probable insurance recoveries in connection with the 2017 Northern California wildfires. These amounts reflect an assumption that the cause of each fire is deemed to be a separate occurrence under the insurance policies. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

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

The balances for insurance receivables with respect to the 2018 Camp fire and the 2017 Northern California wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The balance for insurance receivable for the 2018 Camp fire was $1.38 billion as of March 31, 2020 and December 31, 2019. The balance for insurance receivable for the 2017 Northern California wildfires was $807 million as of March 31, 2020 and December 31, 2019, respectively.

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

On July 8, 2019, the CPUC issued a decision in the CHT proceeding. The decision adopts a methodology to determine the CHT based on (1) the maximum additional debt that a utility can take on and maintain a minimum investment grade credit rating; (2) excess cash available to the utility; (3) a potential regulatory adjustment of 20% of the CHT or 5% of the total disallowed wildfire liabilities; and (4) an adjustment to preserve for ratepayers any tax benefits associated with the CHT. The decision also requires a utility to include proposed ratepayer protection measures to mitigate harm to ratepayers as part of an application under Section 451.2(b).

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to be rate neutral to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. As a result of the proposed transaction, the Utility would retire $6.0 billion of temporary Utility debt and accelerate a $700 million payment due to the Fire Victim Trust post-Effective Date.

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

Wildfire-Related Derivative Litigation

Two purported derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants certain current and former members of the Board of Directors and certain current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility are named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018, and are denominated In Re California North Bay Fire Derivative Litigation. On April 13, 2018, the plaintiffs filed a consolidated complaint. After the parties reached an agreement regarding a stay of the derivative proceeding pending resolution of the tort actions described above and any regulatory proceeding relating to the 2017 Northern California wildfires, on April 24, 2018, the court entered a stipulation and order to stay. The stay is subject to certain conditions regarding the plaintiffs’ access to discovery in other actions. On January 28, 2019, the plaintiffs filed a request to lift the stay for the purposes of amending their complaint to add allegations regarding the 2018 Camp fire.

On August 3, 2018, a third purported derivative lawsuit, entitled Oklahoma Firefighters Pension and Retirement System v. Chew, et al., was filed in the U.S. District Court for the Northern District of California, naming as defendants certain current and former members of the Board of Directors and certain current and former officers of PG&E Corporation and the Utility. PG&E Corporation is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duties and unjust enrichment as well as a claim under Section 14(a) of the federal Securities Exchange Act of 1934 alleging that PG&E Corporation’s and the Utility’s 2017 proxy statement contained misrepresentations regarding the companies’ risk management and safety programs. On October 15, 2018, PG&E Corporation filed a motion to stay the litigation. Prior to the scheduled hearing on this motion, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of bankruptcy proceedings, as discussed below. A case management conference is currently set for July 6, 2020.

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

On November 21, 2018, a fifth purported derivative lawsuit, entitled Williams v. Earley, Jr., et al., was filed in federal court in San Francisco, alleging claims identical to those alleged in the Oklahoma Firefighters Pension and Retirement System v. Chew, et al. lawsuit listed above against certain current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. This lawsuit includes allegations related to the 2017 Northern California wildfires and the 2018 Camp fire. This action was stayed by stipulation of the parties and order of the court on December 21, 2018, subject to resolution of the pending securities class action. A case management conference is currently set for July 6, 2020.

On December 24, 2018, a sixth purported derivative lawsuit, entitled Bowlinger v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. On February 5, 2019, the plaintiff in Bowlinger filed a response to the notice asserting that the automatic stay did not apply to his claims. PG&E Corporation and the Utility accordingly filed a Motion to Enforce the Automatic Stay with the Bankruptcy Court as to the Bowlinger action, which was granted. A case management conference is currently set for July 10, 2020.

On January 25, 2019, a seventh purported derivative lawsuit, entitled Hagberg v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. A case management conference is currently set for July 1, 2020.

On January 28, 2019, an eighth purported derivative lawsuit, entitled Blackburn v. Meserve, et al., was filed in federal court alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with the 2017 Northern California wildfires and the 2018 Camp fire against certain current and former officers and directors, and naming PG&E Corporation as a nominal defendant. A case management conference is currently set for July 9, 2020.

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

Securities Class Action Litigation

Wildfire-Related Class Action

In June 2018, two purported securities class actions were filed in the United States District Court for the Northern District of California, naming PG&E Corporation and certain of its current and former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al., respectively.  The complaints alleged material misrepresentations and omissions related to, among other things, vegetation management and transmission line safety in various PG&E Corporation public disclosures. The complaints asserted claims under Section 10(b) and Section 20(a) of the federal Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, interest, attorneys’ fees and other costs. Both complaints identified a proposed class period of April 29, 2015 to June 8, 2018. On September 10, 2018, the court consolidated both cases and the litigation is now denominated In re PG&E Corporation Securities Litigation. The court also appointed the Public Employees Retirement Association of New Mexico as lead plaintiff. The plaintiff filed a consolidated amended complaint on November 9, 2018. After the plaintiff requested leave to amend its complaint to add allegations regarding the 2018 Camp fire, the plaintiff filed a second amended consolidated complaint on December 14, 2018.

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

The named plaintiffs in the consolidated securities actions filed proofs of claim with the Bankruptcy Court on or before the bar date that reflect their securities litigation claims against PG&E Corporation and the Utility. On December 9, 2019, the lead plaintiff in the consolidated securities actions filed a motion seeking approval from the Bankruptcy Court to treat its proof of claim as a class proof of claim. On February 27, 2020, the Bankruptcy Court issued an order denying the motion, but extending the bar date for putative class members to file proofs of claim until April 16, 2020. On March 6, 2020, the plaintiffs filed a notice of appeal regarding the denial of their motion.

De-energization Class Action

On October 25, 2019, a purported securities class action was filed in the United States District Court for the Northern District of California, entitled Vataj v. Johnson et al. The complaint named as defendants a current director and certain current and former officers of PG&E Corporation. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint alleged materially false and misleading statements regarding PG&E Corporation’s wildfire prevention and safety protocols and policies, including regarding the Utility’s public safety power shutoffs, that allegedly resulted in losses and damages to holders of PG&E Corporation’s securities. The complaint asserted claims under Section 10(b) and Section 20(a) of the federal Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, attorneys’ fees and other costs. On February 3, 2020, the District Court granted a stipulation appointing Iron Workers Local 580 Joint Funds, Ironworkers Locals 40,361 & 417 Union Security Funds and Robert Allustiarti co-lead plaintiffs and approving the selection of the plaintiffs’ counsel, and further ordered the parties to submit a proposed schedule by February 13, 2020. On February 20, 2020, the District Court issued a scheduling order that required the amended complaint to be filed by April 17, 2020.

On April 17, 2020, the plaintiffs filed an amended complaint asserting the same claims. The amended complaint adds PG&E Corporation and a former officer of PG&E Corporation as defendants, and no longer asserts claims against two officers of PG&E Corporation previously named in the action. As of April 30, 2020, PG&E Corporation had not yet been served with this complaint.

Given the early stages of the litigations, including but not limited to the fact that defendants’ motions to dismiss have not yet been decided and no discovery has occurred in the consolidated class action litigation or, the de-energization class action, PG&E Corporation and the Utility are unable to reasonably estimate the amount of any potential loss.

Indemnification Obligations

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations extend to the claims asserted against the directors and officers in the securities class action. PG&E Corporation and the Utility maintain directors and officers insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the wildfire-related securities class actions and derivative litigation, and are in communication with the carriers regarding the applicability of the directors and officers insurance policies to those matters. PG&E Corporation and the Utility additionally have potential indemnification obligations to the underwriters for the Utility’s note offerings, pursuant to the underwriting agreements associated with those offerings. PG&E Corporation’s and the Utility’s indemnification obligations to the officers, directors and underwriters may be limited or affected by the Chapter 11 Cases.

District Attorneys’ Offices’ Investigations

Following the 2018 Camp fire, the Butte County District Attorney’s Office and the California Attorney General’s Office opened a criminal investigation of the 2018 Camp fire. PG&E Corporation and the Utility were informed by the Butte County District Attorney’s Office and the California Attorney General’s Office that a grand jury had been empaneled in Butte County.

On March 17, 2020, the Utility entered into the Plea Agreement and Settlement (the “Plea Agreement”) with the People of the State of California, by and through the Butte County District Attorney’s office (the “People” and the “Butte DA,” respectively) to resolve the criminal prosecution of the Utility in connection with the 2018 Camp fire. Subject to the terms and conditions of the Plea Agreement, the Utility has agreed to plead guilty to 84 counts of involuntary manslaughter in violation of Penal Code section 192(b) and one count of unlawfully causing a fire in violation of Penal Code section 452, and to admit special allegations pursuant to Penal Code sections 452.1(a)(2), 452.1(a)(3) and 452.1(a)(4). Upon approval and acceptance of the Plea Agreement by the Butte County Superior Court and the Bankruptcy Court, the People have agreed not to prosecute any other criminal charges related to or arising out of the 2018 Camp fire against the Utility, PG&E Corporation or any of their subsidiaries, including PG&E Corporation and the Utility as reorganized pursuant to the Chapter 11 Cases.

Pursuant to the Plea Agreement, the Utility will be sentenced to pay the maximum total fine and penalty of approximately $3.5 million. This $3.5 million fine and penalty will not be paid from the amounts to be distributed by the Utility to the Fire Victim Trust. The Plea Agreement provides that no other or additional sentence will be imposed on the Utility in the criminal action in connection with the 2018 Camp fire. The Utility has also agreed to pay $500,000 to the Butte County District Attorney Environmental and Consumer Protection Fund to reimburse costs spent on the investigation of the 2018 Camp fire.

Pursuant to the Plea Agreement, the Utility may withdraw the plea if, among other things, (a) the Plea Agreement is not approved by the Butte County Superior Court, or (b) the Agreement is not approved by the Bankruptcy Court or the Plan is not confirmed by the Bankruptcy Court on or before June 30, 2020 or does not become effective in accordance with the terms thereof. If the plea is withdrawn by the Utility, the indictment referenced in the Agreement shall remain.

Simultaneous with entry into the Plea Agreement, the Utility has committed to spend up to $15 million over five years to provide water to Butte County residents impacted by damage to the Utility’s Miocene Canal caused by the 2018 Camp fire. In addition, the Utility has consented to the Butte DA consulting, sharing information with and receiving information from the monitor overseeing the Utility’s probation related to the San Bruno explosion through the expiration of the Utility’s term of probation and in no event until later than January 31, 2022. This consent is subject to the approval of the federal court overseeing the Utility’s probation and the monitor.

On March 23, 2020, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court seeking authority to enter into the Plea Agreement. On April 16, 2020, the Bankruptcy Court approved PG&E Corporation’s and the Utility’s Plea Agreement.

Additional investigations and other actions may arise out of the other 2017 Northern California wildfires, the 2018 Camp fire, and the 2019 Kincade fire. The timing and outcome for resolution of the referrals by Cal Fire relating to the 2019 Kincade fire to the applicable county District Attorneys’ offices are uncertain.

SEC Investigation

On March 20, 2019, PG&E Corporation learned that the SEC’s San Francisco Regional Office was conducting an investigation related to PG&E Corporation’s and the Utility’s public disclosures and accounting for losses associated with the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire. PG&E Corporation and the Utility are unable to predict the timing and outcome of the investigation.

Clean-up and Repair Costs

The Utility incurred costs of $786 million for clean-up and repair of the Utility’s facilities (including $327 million in capital expenditures) through March 31, 2020, in connection with the 2018 Camp fire. The Utility also incurred costs of $365 million for clean-up and repair of the Utility’s facilities (including $187 million in capital expenditures) through March 31, 2020, in connection with the 2017 Northern California wildfires. In addition, the Utility incurred costs of $60 million for clean-up and repair of the Utility’s facilities (including $17 million in capital expenditures) through March 31, 2020, in connection with the 2019 Kincade fire. The Utility is authorized to track and seek recovery of clean-up and repair costs through CEMA. (CEMA requests are subject to CPUC approval.) The Utility capitalizes and records as regulatory assets costs that are probable of recovery. At March 31, 2020, the CEMA regulatory asset balances related to the 2019 Kincade fire, 2018 Camp fire, and 2017 Northern California wildfires were $34 million, zero, and $67 million, respectively, and are included in long-term regulatory assets on the Condensed Consolidated Balance Sheets. Additionally, other than the amounts subject to the settlement agreement, as modified by the Decision Different issued on April 20, 2020, in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire, the capital expenditures for clean-up and repair are included in property, plant and equipment at March 31, 2020.

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

Wildfire Assistance Fund

On May 24, 2019, the Bankruptcy Court entered an order authorizing PG&E Corporation and the Utility to establish and fund a program (the “Wildfire Assistance Fund”) to assist those displaced by the 2018 Camp fire and 2017 Northern California wildfires with the costs of substitute or temporary housing and other urgent needs. The Utility fully funded $105 million into the Wildfire Assistance Fund on August 2, 2019. As of March 31, 2020, the administrator issued claimant payments totaling $74 million under the Wildfire Assistance Fund.

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

Electric utility companies that draw from the fund will only be required to repay amounts that are determined by the CPUC in an application for cost recovery not to be just and reasonable, subject to a rolling three-year disallowance cap equal to 20% of the electric utility company’s transmission and distribution equity rate base. For the Utility, this disallowance cap is expected to be approximately $2.4 billion for the three-year period starting in 2019, subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable will not need to be repaid to the fund, resulting in a draw-down of the fund.

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

AB 1054 also provides that the first $5.0 billion expended in the aggregate by California’s three investor-owned electric utility companies on fire risk mitigation capital expenditures included in their respective approved WMPs will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures will be allocated among the investor-owned electric utility companies in accordance with their Wildfire Fund allocation metrics (described above). AB 1054 contemplates that such capital expenditures may be securitized through a customer charge.

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

Other assumptions include the estimated cost of wildfires caused by other electric utilities, the amount at which wildfire claims will be settled, the likely adjudication of the CPUC in cases of electric utility-caused wildfires, the level of future insurance coverage held by the electric utilities, and the future transmission and distribution equity rate base growth of other electric utilities. Significant changes in any of these estimates could materially impact the amortization period. There could also be a significant delay between the occurrence of a wildfire and the timing of which the Utility recognizes impairment for the reduction in future coverage, due to the lack of data available to the Utility following a catastrophic event, especially if the wildfire occurs in the service territory of another electric utility. As of March 31, 2020, the Utility has not reflected the required contributions in its Consolidated Financial Statements as it has not yet satisfied all of the Wildfire Fund eligibility criteria pursuant to AB 1054.

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

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows may be materially affected by the outcome of the following matters.

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

CPUC and FERC Matters

Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire

On June 27, 2019, the CPUC issued the Wildfires OII to determine whether the Utility “violated any provision(s) of the California Public Utilities Code (PU Code), Commission General Orders (GO) or decisions, or other applicable rules or requirements pertaining to the maintenance and operation of its electric facilities that were involved in igniting fires in its service territory in 2017.” On December 5, 2019, the assigned commissioner issued a second amended scoping memo and ruling that amended the scope of issues to be considered in this proceeding to include the 2018 Camp fire.

As previously disclosed, on December 17, 2019, the Utility, the SED of the CPUC, the CPUC’s Office of the Safety Advocate, and CUE jointly submitted to the CPUC a proposed settlement agreement in connection with this proceeding and jointly moved for its approval.

Pursuant to the settlement agreement, the Utility agreed to (i) not seek rate recovery of wildfire-related expenses and capital expenditures in future applications in the amount of $1.625 billion, as specified below, and (ii) incur costs of $50 million in shareholder-funded system enhancement initiatives as described further in the settlement agreement. The settlement agreement stipulates that no violations have been identified in the Tubbs fire. As a result of this finding, the settlement agreement does not prevent the Utility from seeking recovery of costs associated with the Tubbs fire through rates. The amounts set forth in the table below include actual recorded costs and forecasted cost estimates for expenses and capital expenditures which the Utility has incurred or will incur to comply with its legal obligations to provide safe and reliable service.

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
(3) Transmission amounts are under the FERC’s regulatory authority.
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

As of March 31, 2020, PG&E Corporation and the Utility recorded charges of $344 million, related to the portion of the $403 million in disallowed capital that had been spent through March 31, 2020 and, in 2020, expects to record $59 million related to capital expenditures listed in the table above. In addition, PG&E Corporation and Utility recorded charges of approximately $71 million related to vegetation management and catastrophic event expense costs that were previously determined to be probable of recovery and expects to record an additional $19 million in expenses later in 2020.

The Utility expects that the system enhancement spending pursuant to the settlement agreement will occur through 2025.

On February 27, 2020, the presiding officer issued a decision (the “POD”) requiring modifications to the settlement agreement that would (i) add $198 million in disallowances, bringing the total to $1.823 billion (ii) add $64 million in shareholder spending on System Enhancement Initiatives, bringing the total to $114 million; (iii) add a $200 million fine payable to the General Fund of the State of California; and (iv) require the Utility to return any tax savings associated with shareholder payments under the settlement to be “returned for the benefit of ratepayers once [the Utility] has realized the savings” (the “Tax Modification”). On March 18, 2020, the Utility appealed the POD and asked the CPUC to approve the settlement.

On March 27, 2020, the assigned commissioner requested that the full CPUC review the POD (the “Request for Review”) and (i) permanently suspend payment of the $200 million fine; and (ii) make the modification to the tax treatment apply only to shareholder payments for operating expenditures. On April 9, 2020, the Utility filed a response to the Request for Review, reiterating many of the points made in its appeal of the presiding officer decision. The Utility requested that the original settlement be approved or, in the alternative, that the POD’s Tax Modification be eliminated entirely, and the $200 million fine be removed or permanently suspended. Also on April 9, 2020, several parties filed their responses to the request for review, including but not limited to TURN, the SED, and the TCC. TURN supported the Tax Modification but rejected the assigned commissioner’s proposal to suspend the $200 million fine. The SED reiterated its support for the settlement as originally filed, but noted that it does not oppose the modifications set forth in the Request for Review. The TCC did not support any modifications to the settlement, including imposition of the $200 million fine. However, to the extent the fine is imposed, the TCC (1) urged the CPUC to reject the Utility’s request that the fine be designated as a Fire Claim under the Plan of Reorganization payable from the Fire Victim Trust, (2) asked that the Commission not specify the source of payment for the fine, and (3) proposed that the fine should be suspended “until such time, if ever, that a ‘triggering event’ occurs warranting payment.”

On April 20, 2020, the assigned commissioner issued a Decision Different adopting the proposed modifications set forth in the request for review. The Decision Different (i) increases the amount of disallowed wildfire expenditures by $198 million (as set forth in the POD); (ii) increases the amount of shareholder funding for System Enhancement Initiatives by $64 million (as set forth in the POD); (iii) imposes a $200 million fine but permanently suspends payment of the fine; and (iii) limits the tax savings that must be returned to ratepayers to those savings generated by disallowed operating expenditures. The Decision Different also denies all pending appeals of the POD and denies, in part, the Utility’s motion requesting other relief. On April 30, 2020, the Utility submitted its comments on the Decision Different to the CPUC, accepting the modifications. The CPUC could consider and vote on the POD and the Decision Different as early as on May 7, 2020.

The settlement agreement, as modified by the Decision Different, will become effective upon: (i) approval by the CPUC in a written decision, (ii) following such approval by the CPUC, approval of the Bankruptcy Court, and (iii) the effectiveness of a chapter 11 plan of reorganization for the Utility approving the implementation of the settlement agreement. The CPUC may accept, reject or propose alternative terms to the settlement agreement and Decision Different, including imposing additional penalties on the Utility.

The Utility is unable to predict the outcome of this proceeding.

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

As previously disclosed, on January 17, 2020, the presiding officer issued a decision requiring modifications to the settlement agreement that would (i) require an extension of certain compliance audits required by the settlement agreement, at a cost to shareholders of $6 million, (ii) an additional fine of $39 million funded by shareholders to be paid to the General Fund of the State of California, (iii) certain additional system enhancements, and (iv) requirements on the previously proposed system enhancements, including a requirement that any funds remaining after completion of the system enhancements are not to be spent as agreed to by the parties, but is to be paid to the General Fund. On February 6, 2020, the settling parties filed a motion accepting the presiding officer’s proposed modifications to the settlement and proposing alternative relief.

On February 14, 2020, the presiding officer issued a decision noting that the settling parties had accepted the modifications included in the POD and rejected the alternative relief proposed by the settling parties. The POD became the final decision of the CPUC on February 20, 2020. On April 8, 2020, the Utility filed a motion with the bankruptcy court, seeking the approval of the settlement agreement, as modified by the POD. The bankruptcy court approved this motion on April 24, 2020.

As of March 31, 2020, PG&E Corporation’s and the Utility’s Consolidated Balance Sheets include a $44 million accrual.

This proceeding is not subject to the automatic stay imposed as a result of the commencement of the Chapter 11 Cases; however, collection efforts in connection with fines or penalties arising out of this proceeding are stayed.

OII into Compliance with Ex Parte Communication Rules

On November 23, 2015, the CPUC issued an OII into whether the Utility should be sanctioned for violating rules pertaining to ex parte communications and Rule 1.1 of the CPUC’s Rules of Practice and Procedure governing the conduct of those appearing before the CPUC. The CPUC has subsequently divided the OII into two phases, pertaining to different sets of communications.

As previously disclosed, on December 5, 2019, the CPUC approved a settlement agreement between the Cities of San Bruno and San Carlos, Public Advocates Office, the SED, TURN, and the Utility, resolving phase two of this proceeding (phase one was settled in April 2018, for more information see “OII into Compliance with Ex Parte Communication Rules” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 the 2019 Form 10-K). Under the settlement agreement, the Utility will pay a total penalty of $10 million comprised of: (1) a $2 million payment to the General Fund of the State of California, (2) forgoing collection of $5 million in revenue requirements during the term of its 2019 GT&S rate case, (3) forgoing collection of $1 million in revenue requirement during the term of its 2020 GRC cycle, and (4) compensation payments of $1 million to each of the Cities of San Bruno and San Carlos. By the terms of the settlement, the financial remedies will not be implemented until a plan of reorganization is approved in the Chapter 11 Cases. In accordance with accounting rules, adjustments related to forgone collections would be recorded in the periods in which they are incurred. On April 8, 2020, the Utility filed a motion with the Bankruptcy Court, seeking the approval of the settlement agreement. The Bankruptcy Court approved this motion on April 24, 2020.

As of March 31, 2020, PG&E Corporation’s and the Utility’s Consolidated Balance Sheets include a $4 million accrual for the amounts payable to the California General Fund and the Cities of San Bruno and San Carlos.

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

On November 30, 2018, the FERC issued an order accepting the Utility’s October 2018 filing of its TO20 formula rate case, subject to hearings and refund, and established May 1, 2019, as the effective date for rate changes.  The FERC also ordered that the hearings will be held in abeyance pending settlement discussions among the parties.  On March 31, 2020, the Utility filed a partial settlement of TO20 resolving certain issues related to the formula rate but leaving several issues including return on equity, capital structure, and depreciation rates for further settlement discussions or hearing.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims, lawsuits, and regulatory proceedings that separately are not considered material.  Accruals for contingencies related to such matters (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters”) totaled $117 million and $116 million at March 31, 2020 and December 31, 2019, respectively, and were included in LSTC. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

PSPS Class Action

On December 19, 2019, a complaint was filed in the United States Bankruptcy Court for the Northern District of California naming PG&E Corporation and the Utility. The plaintiff seeks certification of a class consisting of all California residents and business owners who had their power shut off by the Utility during the October 9, October 23, October 26, October 28, or November 20, 2019 power outages and any subsequent voluntary outages occurring during the course of litigation. The plaintiff alleges that the necessity for the October and November 2019 power shutoff events was caused by the Utility’s negligence in failing to properly maintain its electrical lines and surrounding vegetation. The complaint seeks up to $2.5 billion in special and general damages, punitive and exemplary damages and injunctive relief to require the Utility to properly maintain and inspect its power grid. PG&E Corporation and the Utility believe the allegations are without merit and intend to defend this lawsuit vigorously.

On January 21, 2020, PG&E Corporation and the Utility filed a motion to dismiss the complaint or in the alternative strike the class action allegations. The motion to dismiss and strike was heard by the Bankruptcy Court on March 10, 2020, and on April 3, 2020, the Bankruptcy Court entered an order dismissing the action without leave to amend, finding that the action was preempted under the California Public Utilities Code.

On March 30, 2020, the Bankruptcy Court issued an opinion granting the Utility's motion to dismiss this class action. The court held that plaintiff’s class action claims are preempted as a matter of law by section 1759 of the California Public Utilities Code and thus plaintiffs could not pursue civil damages. The court stated that “any claim for damages caused by PSPS events approved by the CPUC, even if based on pre-existing events that may or may not have contributed to the necessity of the PSPS events, would interfere with the CPUC’s policy-making decisions.”

On April 6, 2020, plaintiff filed a notice of appeal of the Bankruptcy Court decision dismissing the complaint. Plaintiff has elected to have the appeal heard by the District Court, rather than the Bankruptcy Appellate Panel. Plaintiff filed a designation of the record and statement of the issues on April 20, 2020, and the Utility will have until May 4, 2020, 14 days thereafter, to file a designation of any additional items.

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

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is comprised of the following:

	Balance at
(in millions)	March 31, 2020	December 31, 2019
Topock natural gas compressor station	$348	$362
Hinkley natural gas compressor station	133	138
Former manufactured gas plant sites owned by the Utility or third parties (1)	667	568
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	105	101
Fossil fuel-fired generation facilities and sites (3)	104	106
Total environmental remediation liability	$1,357	$1,275

(1) Primarily driven by the following sites: San Francisco Beach Street, Vallejo, and San Francisco East Harbor.
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

The Utility’s environmental remediation liability at March 31, 2020, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. At March 31, 2020, the Utility expected to recover $1,029 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

For more information, see remediation site descriptions below and see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $216 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSM, where 90% of the costs are recovered in rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is currently conducting a background study on the site to better define the chromium plume boundaries. A draft background report was received in January 2020 and is expected to be finalized in 2021. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $129 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $539 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $78 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSM, where 90% of the costs are recovered in rates.

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

Insurance

Wildfire Insurance

In 2018, PG&E Corporation and the Utility renewed their liability insurance coverage for wildfire events in an aggregate amount of approximately $1.4 billion for the period from August 1, 2018 through July 31, 2019, comprised of $700 million for general wildfire liability in policies covering wildfire and non-wildfire events (subject to an initial self-insured retention of $10 million per occurrence), and $700 million for wildfire property damages only, which included approximately $200 million of coverage through the use of a catastrophe bond. In 2020, PG&E Corporation and the Utility has liability insurance coverage for wildfire events in an amount of $430 million (subject to an initial self-insured retention of $10 million per occurrence) for the period of August 1, 2019 through July 31, 2020, and approximately $1 billion in liability insurance coverage for non-wildfire events (subject to an initial self-insured retention of $10 million per occurrence), comprised of $520 million for the period of August 1, 2019 through July 31, 2020 and $480 million for the period of September 3, 2019 through September 2, 2020. PG&E Corporation and the Utility continue to pursue additional insurance coverage. Various coverage limitations applicable to different insurance layers could result in uninsured costs in the future depending on the amount and type of damages resulting from covered events.

PG&E Corporation’s and the Utility’s cost of obtaining the wildfire and non-wildfire insurance coverage in place for the period of August 1, 2019 through September 2, 2020 is approximately $212 million, compared to the approximately $50 million that the Utility recovered in rates during the year ended December 31, 2019. The Utility has sought recovery of certain premium costs paid in excess of the amount the Utility currently is recovering from customers through the GRC period ended December 31, 2019. The Utility’s 2020 GRC settlement agreement includes a new two-way balancing account that would allow the Utility to pass through insurance premium costs for up to $1.4 billion in coverage. The Utility is unable to predict the timing and outcome of the 2020 GRC proceeding.

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur.  Through March 31, 2020, PG&E Corporation and the Utility recorded $1.38 billion for probable insurance recoveries in connection with the 2018 Camp fire and $843 million for probable insurance recoveries in connection with the 2017 Northern California wildfires. These amounts reflect an assumption that the cause of each fire is deemed to be a separate occurrence under the insurance policies.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and European Mutual Association for Nuclear Insurance, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, as of the policy renewal on April 1, 2020, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $43 million.  If European Mutual Association for Nuclear Insurance losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $4 million, as of the policy renewal on April 1, 2020.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

Tax Matters

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months due to the resolution of audits.  As of March 31, 2020, it is reasonably possible that unrecognized tax benefits will decrease by approximately $40 million within the next 12 months.

PG&E Corporation does not believe that the Chapter 11 Cases resulted in loss of or limitation on the utilization of any of the tax carryforwards. PG&E Corporation will continue to monitor the status of tax carryforwards during the pendency of the Chapter 11 Cases.

In March 2020, Congress passed, and the President signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Under the CARES Act, PG&E Corporation and the Utility expect to be able to defer the payment of 2020 payroll taxes for the remainder of the year to 2021 and 2022. PG&E Corporation and the Utility are currently evaluating the potential tax impact of these changes. PG&E Corporation will continue to monitor legislative activities.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. At December 31, 2019, the Utility had undiscounted future expected obligations of approximately $38 billion. (See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.) The Utility has not entered into any new material commitments during the three months ended March 31, 2020.

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

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s separate Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.  It also should be read in conjunction with the 2019 Form 10-K.

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

For more information about the Chapter 11 Cases, see “Item 1A. Risk Factors – Risks Related to Chapter 11 Proceedings and Liquidity” and “Item 7. MD&A – Chapter 11 Proceedings” in the 2019 Form 10-K and Notes 2 and 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Going Concern

The accompanying Condensed Consolidated Financial Statements to this Form 10-Q have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. However, PG&E Corporation and the Utility suffered material losses as a result of the 2017 Northern California wildfires and the 2018 Camp fire, which contributed to the decision to file for Chapter 11 protection. As a result of these challenges, such realization of assets and satisfaction of liabilities are subject to uncertainty. For more information about the 2018 Camp fire and 2017 Northern California wildfires, see Note 10 of the Notes to the Condensed Consolidated Financial Statements and the 2019 Form 10-K.

Management has concluded that uncertainty regarding these matters raises substantial doubt about PG&E Corporation’s and the Utility’s ability to continue as going concerns, and their independent registered public accountants included an explanatory paragraph in their auditors’ reports which states certain conditions exist which raise substantial doubt about PG&E Corporation’s and the Utility’s ability to continue as going concerns in relation to the foregoing. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. For more information about these matters, see Notes 1 and 2 to the Condensed Consolidated Financial Statements and the 2019 Form 10-K.

Summary of Changes in Net Income and Earnings per Share

PG&E Corporation’s net income available for common shareholders was $371 million in the three months ended March 31, 2020, compared to $136 million in the same period in 2019. In the three months ended March 31, 2020, PG&E Corporation recognized additional base revenues authorized in the TO20 rate case, as compared to the same period in 2019.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Outcome of the Chapter 11 Cases. For the duration of the Chapter 11 Cases, PG&E Corporation’s and the Utility’s business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect the Utility’s relationships with suppliers and employees which, in turn, could adversely affect the value of the business and assets of PG&E Corporation and the Utility. PG&E Corporation and the Utility also have incurred and expect to continue to incur increased legal and other professional costs associated with the Chapter 11 Cases and the reorganization. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on their business or various creditors, or whether or when PG&E Corporation and the Utility will emerge from bankruptcy. PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity and cash flows depend upon confirming, and successfully implementing, on a timely basis, a plan of reorganization. Although PG&E Corporation and the Utility have entered into settlement agreements to resolve the claims of the major classes of claimholders, including Utility debtholders, individual wildfire victims, holders of subrogated insurance claims and certain public entities, claimholders not party to a settlement agreement may still be able to challenge and otherwise impede the Plan, including in the case of individual wildfire-related claimholders by voting against the Plan. These settlement agreements could be terminated under various circumstances, some of which are beyond PG&E Corporation’s and the Utility’s control. In addition, PG&E Corporation’s and the Utility’s ability to emerge from Chapter 11 is dependent on their ability to satisfy the conditions set forth in AB 1054, as determined by the CPUC. PG&E Corporation and the Utility believe the Plan meets the requirements of AB 1054 by, among other things, satisfying wildfire claims through settlements consistent with the terms of AB 1054, by keeping rates neutral, on average, for the Utility’s customers, and by providing for the assumption of all power-purchase agreements, community-choice aggregation servicing agreements, and collective bargaining agreements. Finally, in order to emerge from Chapter 11, PG&E Corporation and the Utility must finance the Plan. There are numerous uncertainties related to such financings, including the ability to successfully raise equity or debt in the public or private markets, the ability to satisfy the terms and conditions set forth in the debt and equity commitment letters and the Noteholder RSA, the ability to collect insurance proceeds and the amount of additional capital that can be obtained to finance the Plan, including through securitization.

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

•The Impact of the 2018 Camp Fire, 2017 Northern California Wildfires and the 2015 Butte fire.  PG&E Corporation and the Utility face several uncertainties in connection with the 2018 Camp fire, 2017 Northern California wildfires and the 2015 Butte fire, related to:

◦the amount of possible loss related to third-party claims (as of March 31, 2020, the Utility’s best estimate of probable loss in connection with the 2018 Camp fire, 2017 Northern California wildfires and 2015 Butte fire was $25.5 billion), which amount is subject to change based on a number of factors, including whether existing settlements are upheld, whether any termination events are triggered under these agreements, whether the classification and treatment of claims in the Plan is successfully challenged by claimholders who are not party to a settlement agreement, whether punitive damages, fines and penalties are treated as specified in the Plan, whether the Plan is confirmed, and whether the requisite number of impaired wildfire claimholders vote to approve the Plan in the Chapter 11 Cases;

◦the outcome of the Wildfires OII, including whether the settlement agreement, as amended, is approved by the CPUC and the Bankruptcy Court;

◦the impact of other investigations, including criminal, regulatory, and SEC investigations;

◦the ability of PG&E Corporation and the Utility to finance costs, expenses and other possible losses in respect of claims related to the 2018 Camp fire and the 2017 Northern California wildfires, through securitization mechanisms or otherwise; and

◦the amount and recoverability of clean-up and repair costs, including as may be limited by the outcome of the Wildfires OII (the Utility incurred costs of $1.21 billion for clean-up and repair of the Utility’s facilities through March 31, 2020).

(See Notes 4, 10, and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Item 1A. Risk Factors in Part II.)

•The Impact of the 2019 Kincade Fire. Claims related to the 2019 Kincade fire will not be discharged in connection with emerging from Chapter 11. Accordingly, if PG&E Corporation or the Utility were determined to be liable for the 2019 Kincade fire, such liabilities could be significant and could exceed the amounts available under applicable insurance policies, which could be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

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

•The AB 1054 Deadline of June 30, 2020. In the event that PG&E Corporation and the Utility are unable to confirm a plan of reorganization by June 30, 2020, the Utility will not be eligible to participate in the Wildfire Fund established under AB 1054. In that scenario, the Utility (i) would be unable to seek payment from the Wildfire Fund for liabilities arising from wildfires occurring after the July 12, 2019 effective date of AB 1054 (which in the case of pre-emergence wildfires, such as the 2019 Kincade fire, would be limited to 40% of such liabilities in excess of $1 billion), (ii) would not receive the benefit of the 20% disallowance cap contemplated by AB 1054, (iii) would not be required to make any contributions to the Wildfire Fund, (iv) in applications for cost recovery for wildfires occurring after July 12, 2019, would nevertheless be subject to review under the “just and reasonable” standard set forth in section 451.1 of the Public Utilities Code (i.e., the standard as modified by AB 1054) and (v) may still be eligible to obtain the annual safety certifications contemplated by section 8389 of the Public Utilities Code (which has implications for the burden of proof in a proceeding for cost recovery under section 451.1 of the Public Utilities Code).

•The Impact of the COVID-19 pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been (for the months of March and April 2020) and will continue to be significantly affected by the outbreak of COVID-19. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the moratorium on service disconnections and an observed reduction in non-residential electrical load. The Utility is in the early stages of evaluating the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist. This impact to liquidity may be partially offset by reductions in discretionary capital spending or potential regulatory or payroll tax policy changes. As of March 31, 2020, PG&E Corporation and the Utility had access to approximately $4.6 billion of total liquidity comprised of approximately $1.5 billion of Utility cash, $0.4 billion of PG&E Corporation cash and $2.7 billion of availability under the DIP Credit Agreement. Other potential impacts of COVID-19 on PG&E Corporation and the Utility include operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations may also adversely impact operations, a reduction in revenue due to the cost of capital adjustment mechanism, the potential for higher borrowing costs due to the increasing difference in the higher yield of lower-rated debt as compared to the lower yield of higher-rated debt of similar maturity and incremental financing needs. For more information on the impact of COVID-19 on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be significantly affected by the outbreak of the COVID-19 pandemic” and “Market conditions resulting from the outbreak of COVID-19 may hinder PG&E Corporation’s and the Utility’s exit financing to emerge from Chapter 11” in Item 1A Risk Factors in Part II.

PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19. PG&E Corporation and the Utility’s analysis of the potential impact of COVID-19 is preliminary and subject to change.

•The Uncertainties Regarding the Impact of Recent and Future Public Safety Power Shutoffs. The Utility’s wildfire risk mitigation initiatives involve substantial and ongoing expenditures and could involve other costs. The extent to which the Utility will be able to recover these expenditures and potential other costs through rates is uncertain. The PSPS program, one of the Utility’s wildfire risk mitigation initiatives outlined in the 2019 Wildfire Mitigation Plan, has been the subject of significant scrutiny and criticism by various stakeholders, including the California Governor, the CPUC and the court overseeing the Utility’s probation. On November 12, 2019, the CPUC issued an order to show cause why the Utility should not be sanctioned for alleged violations of law related to its communications with customers, coordination with local governments, and communications with critical facilities and public safety partners during the PSPS events in late 2019. On November 13, 2019, the CPUC instituted an OII to examine 2019 PSPS events carried out by California’s investor-owned utilities and to consider enforcement actions. In addition, the PSPS program has had an adverse impact on PG&E Corporation’s and the Utility’s reputation with customers, regulators and policymakers and future PSPS events may increase these negative perceptions. In addition to the 2019 PSPS events, the Utility expects that PSPS events will be necessary in 2020 and future years. (See “OIR to Examine Utility De-energization of Power Lines in Dangerous Conditions” in “Regulatory Matters” below.)

In addition, the proposals of SB 378, which would impose penalties and other requirements on electric utility companies relating to PSPS events, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition to other requirements, SB 378 would impose on an electric utility company a civil penalty of at least $250,000 per 50,000 affected customers for every hour that a PSPS event is in place, would require the CPUC to establish a procedure for customers, local governments and others to recover costs accrued during a PSPS event from the electric utility company, which cost recovery would be borne by shareholders, and would prohibit an electric utility company from billing customers for any nonfixed costs during a PSPS event. Further, the proposals of AB 1941 could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. AB 1941 proposes to suspend RPS requirements, determine the savings to electric utility companies from the suspension and direct those savings towards system hardening to mitigate wildfire risks and PSPS impacts, and would prohibit salary increases or bonuses to executive officers during the suspension of RPS requirements. In addition, on April 13, 2020, a group of local governments and associations filed a Joint Motion for Emergency Order Regarding De-Energization Protocols During the COVID-19 Pandemic, requesting that the CPUC issue an emergency order setting forth de-energization protocols for the Utility and other investor-owned utilities that will remain in place for as long as a State of Emergency or shelter-in-place order remains in effect due to the COVID-19 pandemic. The requested requirements include providing back-up generation to essential services and allowing local governments to veto PSPS events for their areas. The Utility and other entities (including the other IOUs) filed responses on April 20, 2020, requesting that the CPUC deny the motion, and the moving parties and other entities filed responses on April 24, 2020. A CPUC decision could restrict or impose additional requirements on the Utility in implementing PSPS events. PG&E Corporation and the Utility are unable to predict the timing and the outcome of this request.

•The Costs of Other Wildfire Mitigation Efforts. In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires, the spread of wildfires should they occur and the impact of PSPS events. PG&E Corporation and the Utility incurred approximately $2.6 billion in connection with the 2019 WMP, and expect to incur approximately $2.7 billion in 2020 in connection with its 2020-2022 WMP. Although the Utility may seek cost recovery for certain of these expenses and capital expenditures, the Utility has agreed not to seek rate recovery of certain wildfire-related expenses and capital expenditures in future applications in the amount of $1.625 billion.

While PG&E Corporation and the Utility are committed to taking aggressive wildfire mitigation actions, if additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. The Court overseeing the Utility’s probation in connection with the Utility’s federal criminal proceeding has imposed numerous obligations on the Utility related to its business and operations, including full compliance with all applicable laws concerning vegetation management and clearance requirements, submission to regular, unannounced inspections by the Monitor of the Utility’s vegetation management efforts and equipment inspection, enhancement and repair efforts and the maintenance of traceable, verifiable, accurate and complete records of the Utility’s vegetation management efforts and monthly reports to the Monitor on the status and progress of vegetation management efforts. On April 29, 2020, the Court entered an order requiring, among other things, the Utility to materially expand its vegetation management program, including through the hiring of additional employees, and to implement a new inspection and record-keeping system for transmission towers. PG&E Corporation and the Utility also face uncertainties in connection with the amount and recoverability of enhanced and accelerated inspection costs of the Utility’s electric transmission and distribution assets. (See “Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation (to the extent not stayed as a result of the Chapter 11 Cases), and regulatory matters, including those described above as well as the outcome of the safety culture OII, the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction, including the oversight of the Utility’s probation and the potential recommendations by the Monitor, and potential penalties in connection with the Utility’s safety and other self-reports. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, offers by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. PG&E Corporation and the Utility cannot predict the nature, occurrence, timing or extent of any such scenario, and there can be no assurance that any such scenario would not involve significant ownership or management changes to PG&E Corporation or the Utility, including by the state of California.

•The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its 2020 GRC, FERC TO18, TO19, and TO20 rate cases, and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, FHPMA, WMPMA, and FRMMA that are incurred in connection with the Utility’s 2019 WMP, the amount of which is approximately $2.6 billion, and 2020-2022 WMP, with costs of approximately $2.7 billion planned in 2020.  The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors.  The Utility’s ability to seek cost recovery may also be limited by the outcome of the Wildfires OII. (See Notes 4 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.)

•The Utility’s Compliance with the CPUC Capital Structure. The CPUC’s capital structure decisions require the Utility to maintain a 52% equity ratio on average over the period that the authorized capital structure is in place, and to file an application for a waiver to the capital structure condition if an adverse financial event reduces its equity ratio by 1% or more. Due to the net charges recorded in connection with the 2018 Camp fire and the 2017 Northern California wildfires as of December 31, 2018, the Utility submitted to the CPUC an application for a waiver of the capital structure condition on February 28, 2019. The waiver is subject to CPUC approval. The CPUC’s decisions state that the Utility shall not be considered in violation of these conditions during the period the waiver application is pending resolution. On April 1, 2020, the CPUC issued a Proposed Decision which if approved, would grant the waiver. A final decision on the Utility’s application is expected to be voted out on May 7, 2020. On April 20, 2020, the CPUC also issued a proposed decision in the OII to Consider PG&E Corporation’s and the Utility’s Plan of Reorganization addressing this issue. (See “Regulatory Matters” below.)

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see “Item 1A. Risk Factors” in this Form 10-Q and the 2019 Form 10-K.  In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  See the section entitled “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are unable to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2020 and 2019. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Consolidated Total	$371	$136
PG&E Corporation	(77)	3
Utility	$448	$133

PG&E Corporation’s net income (loss) primarily consists of income taxes, interest income on cash held, interest expense on long-term debt, and reorganization items.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as energy procurement costs) and the corresponding revenues the Utility is authorized to collect to recover such costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,155	$885	$3,040	$1,913	$879	$2,792
Natural gas operating revenues	864	402	1,266	794	425	1,219
Total operating revenues	3,019	1,287	4,306	2,707	1,304	4,011
Cost of electricity	—	545	545	—	599	599
Cost of natural gas	—	284	284	—	339	339
Operating and maintenance	1,463	502	1,965	1,694	410	2,104
Depreciation, amortization, and decommissioning	855	—	855	797	—	797
Total operating expenses	2,318	1,331	3,649	2,491	1,348	3,839
Operating income (loss)	701	(44)	657	216	(44)	172
Interest income	16	—	16	21	—	21
Interest expense	(252)	—	(252)	(101)	—	(101)
Other income, net	49	44	93	22	44	66
Reorganization items	(93)	—	(93)	(111)	—	(111)
Income before income taxes	$421	$—	$421	$47	$—	$47
Income tax benefit (1)			(30)			(86)
Net income			451			133
Preferred stock dividend requirement (1)			3			—
Income Available for Common Stock			$448			$133

(1) These items impacted earnings for the three months ended March 31, 2020 and 2019.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31, 2020 and 2019, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $312 million, or 12%, in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to additional revenues recorded pursuant to the pending TO20 rate case.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $231 million, or 14%, in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease of $198 million related to electric asset inspections costs. Additionally, clean-up and repair costs relating to the 2018 Camp fire decreased by $166 million, as compared to the same period in 2019 (the Utility recorded $13 million in the three months ended March 31, 2020 for clean-up and repair costs related to the 2018 Camp fire, as compared to $179 million in same period in 2019). These decreases were partially offset by $43 million for clean-up and repair costs relating to the 2019 Kincade fire incurred in the three months ended March 31, 2020.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $58 million, or 7%, in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to capital additions and an increase in depreciation rates associated with the 2019 GT&S rate case.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings increased by $151 million, or 150%, in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the cessation of interest accruals on outstanding pre-petition debt in the three months ended March 31, 2019 in connection with the Chapter 11 Cases. In the fourth quarter of 2019, the Utility concluded that interest was probable of being an allowed claim and resumed recording interest on pre-petition debt subject to compromise.

Other Income, Net

Other income, net increased by $27 million, or 123%, in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to lower pension expense resulting from higher expected return on plan assets.

Reorganization items, net

Reorganization items, net decreased by $18 million, or 16%, in the three months ended March 31, 2020, compared to the same period in 2019 primarily due to a $94 million charge recorded in 2019 related to DIP facilities costs, offset by a $72 million increase in expenses directly associated with the Utility’s Chapter 11 filing.

(See “Item 1A. Risk Factors” in the 2019 Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Income Tax Benefit

Income tax benefit decreased by $56 million, or 65%, in the three months ended March 31, 2020 as compared to the same period in 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were (7.0)% and (182.3)%, respectively. The decrease in the income tax benefit was primarily the result of higher pre-tax income in the three months ended March 31, 2020, compared to the same period in 2019.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended March 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	1.0%	(17.7)%
Effect of regulatory treatment of fixed asset differences (2)	(23.4)%	(179.2)%
Tax credits	(0.4)%	(5.8)%
Other, net	(5.2)%	(0.6)%
Effective tax rate	(7.0)%	(182.3)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, PG&E Corporation and the Utility recognize the deferred tax impact in the current period and record offsetting regulatory assets and liabilities. Therefore, PG&E Corporation’s and the Utility’s effective tax rates are impacted as these differences arise and reverse. PG&E Corporation and the Utility recognize such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. In 2020 and 2019, the amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act passed in December 2017.

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

	Three Months Ended March 31,
(in millions)	2020	2019
Cost of purchased power, net	$473	$499
Fuel used in generation facilities	72	100
Total cost of electricity	$545	$599

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

	Three Months Ended March 31,
(in millions)	2020	2019
Cost of natural gas sold	$253	$309
Transportation cost of natural gas sold	31	30
Total cost of natural gas	$284	$339

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

LIQUIDITY AND FINANCIAL RESOURCES

Overview

As a result of the outbreak of COVID-19, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be significantly affected. The Utility is in the early stages of evaluating the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist, including the moratorium on service disconnections and an observed reduction in non-residential electrical load. The reduction in cash collections from customers may be partially offset by reductions in discretionary capital spending or potential regulatory or tax policy changes. As of March 31, 2020, PG&E Corporation and the Utility had access to approximately $4.6 billion of total liquidity comprised of approximately $1.5 billion of Utility cash, $0.4 billion of PG&E Corporation cash and $2.7 billion of availability under the DIP Credit Agreement.

The outbreak of COVID-19 and the resulting economic conditions and government orders have and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have and will continue to impact the Utility for an indeterminate period of time. Although the Utility is seeking regulatory relief to mitigate the impact of the consequences of the COVID-19 pandemic, there can be no assurance that any relief is forthcoming or that, if any relief measures are implemented, the timing that any such relief would impact the Utility. On April 16, 2020, the CPUC approved a resolution that authorizes utilities to establish memorandum accounts to track incremental costs associated with complying with the customer protections described within the resolution. The Utility must file a Tier 2 Advice Letter with the CPUC no later than May 1, 2020, describing all reasonable and necessary actions to implement emergency customer protections through April 16, 2021. (See “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” below for more information.)

For the duration of the Chapter 11 Cases, the Utility’s ability to fund operations, finance capital expenditures and pay other ongoing expenses and make distributions to PG&E Corporation will primarily depend on the levels of its operating cash flows and availability under the DIP Credit Agreement. The Utility expects that the DIP Facilities will provide it with sufficient liquidity to fund its ongoing operations, including its ability to provide safe service to customers, during the Chapter 11 Cases. For the duration of the Chapter 11 Cases, PG&E Corporation’s ability to fund operations and pay other ongoing expenses will primarily depend on cash on hand and intercompany transfers. In the event that PG&E Corporation’s and the Utility’s capital needs increase significantly due to unexpected events or transactions, additional financing outside of the DIP Facilities may be required, which would be subject to approval by the Bankruptcy Court. Such approval is not assured. For more information on PG&E Corporation’s and the Utility’s material commitments for capital expenditures, see “Regulatory Matters” below.

Market conditions resulting from the outbreak of COVID-19 may hinder PG&E Corporation’s and the Utility’s exit financing to emerge from Chapter 11 to the extent that it makes an equity offering that satisfies the price thresholds in the Backstop Commitment Letters more difficult to attain or affects the terms on which PG&E Corporation and the Utility may be able to raise money in the debt markets for the amount of its debt raise that is not backstopped by the Debt Commitment Letters. Management will continue to monitor potential impacts to PG&E Corporation’s and the Utility’s exit financing plans, including cost and timing of financing and availability of capital.

During 2018 and January 2019, PG&E Corporation’s and the Utility’s credit ratings were subject to multiple downgrades by Fitch, S&P and Moody’s including to ratings below investment grade and ultimately to “D” or low “C” ratings. Moody’s, Fitch, and S&P have all withdrawn each of their credit ratings for PG&E Corporation and the Utility as a result of the Chapter 11 Cases. As a result of PG&E Corporation’s and the Utility’s credit ratings ceasing to be rated at investment grade, the Utility has been required to post collateral under certain of its commodity purchase agreements and certain other obligations. In addition, PG&E Corporation and the Utility may be required to post additional collateral in respect of certain other obligations, including workers’ compensation and environmental remediation obligations. (See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

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

As of April 29, 2020, the Utility had outstanding borrowings of $1.5 billion under the DIP Initial Term Loan Facility, $500 million under the DIP Delayed Draw Term Loan Facility, and $815 million in face amount of letters of credit outstanding under the DIP Revolving Facility. As of April 29, 2020, there were undrawn commitments of $2.7 billion on the DIP Revolving Facility.

Debt Commitment Letters

On October 11, 2019, PG&E Corporation and the Utility entered into the Debt Commitment Letters with the Commitment Parties, which were subsequently amended on November 18, 2019, December 20, 2019, January 30, 2020, February 14, 2020 and February 28, 2020, pursuant to which the Commitment Parties committed to provide $10.825 billion in bridge financing in the form of (a) a $5.825 billion senior secured bridge loan facility (the “OpCo Facility”) with the Utility or any domestic entity formed to hold all of the assets of the Utility upon emergence from bankruptcy as borrower thereunder and (b) a $5 billion senior unsecured bridge loan facility (together with the OpCo Facility, the “Facilities”) with PG&E Corporation or any domestic entity formed to hold all of the assets of PG&E Corporation upon emergence from bankruptcy as borrower thereunder, subject to the terms and conditions set forth therein. The commitments under the Debt Commitment Letters will expire on August 29, 2020, unless terminated earlier pursuant to the termination rights set forth in the Debt Commitment Letters. PG&E Corporation and the Utility will pay customary fees and expenses in connection with obtaining the Facilities. If the entire $10.825 billion of bridge commitments remain outstanding as of June 30, 2020, the aggregate fees payable (including commitment fees and ticking fees, but excluding any fees related to the funding of the Facilities) by PG&E Corporation and the Utility would be approximately $75 million.

In connection with the anticipated funding for the Plan and the anticipated amount of debt and equity to be used for funding thereunder, on February 14, 2020, the Debt Commitment Letters were amended to, among other things, (1) adjust the maximum amount of any roll-over, “take-back” or reinstated debt permitted under the Facilities from $30.0 billion to $33.35 billion at the Utility and from $7.0 billion to $5.0 billion at PG&E Corporation, (2) reduce the amount of proceeds from the issuance of equity that PG&E Corporation has to receive as a condition to funding from $12.0 billion to $9.0 billion, and (3) increase the amount of proceeds from the issuance of debt securities or other debt for borrowed money as a condition to funding from $2.0 billion at PG&E Corporation to $6.0 billion at the Utility.

In lieu of entering into the Facilities, PG&E Corporation and the Utility intend to obtain permanent financing on or prior to emergence from bankruptcy in the form of bank facilities, debt securities or a combination of the foregoing. (See “Anticipated Sources and Uses for Chapter 11 Emergence and Related Financings” below and "Plan of Reorganization, RSAs, Equity Backstop Commitments and Debt Commitment Letters" in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

On October 23, 2019, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court seeking approval of the Debt Commitment Letters and certain related matters. On March 16, 2020, the Bankruptcy Court approved the Debt Commitment Letters (as amended through February 28, 2020).

Equity Financings

There were no issuances under the PG&E Corporation February 2017 equity distribution agreement for the three months ended March 31, 2020.

Beginning January 1, 2019, PG&E Corporation changed its default matching contributions under its 401(k) plan from PG&E Corporation common stock to cash. Beginning in March 2019, at PG&E Corporation’s directive, the 401(k) plan trustee began purchasing new shares in the PG&E Corporation common stock fund on the open market rather than directly from PG&E Corporation.

PG&E Corporation expects to issue new shares of PG&E Corporation common stock for up to $9.0 billion of proceeds at or prior to emergence from Chapter 11 in order to finance the Plan. The structure, terms and conditions of any such equity issuance are expected to be determined by PG&E Corporation and the Utility at a later time in the Chapter 11 process, subject to the terms and conditions of the Backstop Commitment Letters. There can be no assurance that any such equity offering would be successful. PG&E Corporation has obtained the Backstop Commitment Letters providing for equity funding of up to $12.0 billion to finance the transactions contemplated by the Plan. In the event that new equity offerings do not raise at least $9.0 billion of proceeds, or if additional capital is required, PG&E Corporation may draw on the Backstop Commitments for equity funding of up to $12.0 billion, subject to satisfaction or waiver by the Backstop Parties of the conditions set forth therein. (See “Anticipated Sources and Uses for Chapter 11 Emergence and Related Financings” below and “Plan of Reorganization, RSAs, Equity Backstop Commitments and Debt Commitment Letters” in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) On March 16, 2020, the Bankruptcy Court approved the Commitment Letters (as amended through March 6, 2020).

Anticipated Sources and Uses for Chapter 11 Emergence and Related Financings

PG&E Corporation and the Utility expect that the funding for the Plan will consist of both new debt and equity for both PG&E Corporation and the Utility as well as other sources of funding totaling approximately $58 billion. For additional information, see the 2019 Form 10-K.

In addition, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence securitization transaction. (For more information regarding the application, see “Regulatory Matters” below.)

Dividends

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, beginning the fourth quarter of 2017, as well as the Utility’s preferred stock, beginning the three-month period ending January 31, 2018. For more information on dividends, see “Dividends” in Note 6 to the Condensed Consolidated Financial Statements.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$1,612	$2,274
Net cash used in investing activities	(1,655)	(1,247)
Net cash provided by financing activities	476	231
Net change in cash, cash equivalents and restricted cash	$433	$1,258

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the three months ended March 31, 2020, net cash provided by operating activities decreased by $662 million compared to the same period in 2019.  This decrease was due to an increase in vendor payments in 2020 that were not paid during the first quarter of 2019 due to the automatic stay as of the Petition Date, and a reduction in cash receipts from customers as a result of the economic impacts of the COVID-19 pandemic.

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

•the severity, extent and duration of the global COVID-19 pandemic and its impact on the Utility’s service territory, the ability of the Utility to collect on its customer invoices, the ability of the Utility’s customers to pay their utility bills in full and in a timely manner, the ability of the Utility to offset these effects with spending reductions and the ability of the Utility to recover any losses incurred in connection with COVID-19 through cost recovery, as well as the impact of COVID-19 on the availability or cost of financing;

•the timing and amount of substantially increasing costs in connection with the 2019 and 2020 Wildfire Mitigation Plans that are not currently being recovered in rates (see “Regulatory Matters” below for more information);

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

Investing Activities

Net cash used in investing activities increased by $408 million during the three months ended March 31, 2020 as compared to the same period in 2019. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Cash paid by the Utility for capital expenditures was approximately $6.3 billion in 2019. Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur approximately $7.5 billion in capital expenditures in 2020.

Financing Activities

Net cash provided by financing activities increased by $245 million during the three months ended March 31, 2020 as compared to the same period in 2019.  This increase was due to an additional $150 million of borrowings under the DIP Facilities and an approximately $90 million reduction in amounts paid for DIP credit facility debt issuance costs in 2020 as compared to 2019. Additionally, the Utility paid $30 million in bridge facility financing fees in 2020, with no similar amount in 2019.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date of existing debt instruments.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition, PG&E Corporation and the Utility are involved in other enforcement and litigation matters described in the 2019 Form 10-K and “Part II. Other Information, Item 1. Legal Proceedings.”

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

Upon the court’s request, on March 2, 2020, the Utility provided to the court its target number of contract tree trimmers for 2020, information regarding the Utility’s 2019 inspections of Tower 009/081 on the Cresta-Rio Oso 230 kV Transmission Line (the “Cresta-Rio Oso Line”), information regarding the relationship between priority codes set forth in the Utility’s Electric Transmission Preventive Maintenance Manual and the safety factors specified in General Order 95 promulgated by the CPUC, as well as the application of each to the C-hooks of interest on the Cresta-Rio Oso Line. In addition, on April 2, 2020, the Utility submitted a report to the court regarding the Utility’s March 19, 2020 collection of equipment from the Cresta-Rio Oso Line. On April 10, 2020, the TCC in the Utility’s Chapter 11 bankruptcy case and estimation proceedings filed a declaration from a TCC expert concerning Cresta-Rio Oso 230kV Transmission Line evidence collection and removal on March 19, 2020.

On April 29, 2020, the court issued an order imposing new conditions of probation that would require the Utility, among other things, to:

•employ, on its own payroll, “a sufficient number of inspectors to manage the outsourced tree-trimming work,” including pre-inspectors to “identify trees and limbs in violation of California clearance laws that require trimming” and post-inspectors to “spot-check the work of the contracted tree-trimmers to ensure that no hazard trees or limbs were missed,” and submit a detailed plan to carry out this requirement by May 28, 2020;

•“keep records identifying the age of every item of equipment on every transmission tower and line,” ensuring that “every part [has] a recorded date of installation” and “[i]f the age of a part is unknown, [] conduct research and estimate the year of installation;”

•“[i]n consultation with the monitor, [] design a new inspection system for assessing every item of equipment on all transmission towers,” using forms that are “precise enough to track what inspectors actually do, such as whether they touch or tug on equipment,” take videos of every inspection, and “submit plans for its new inspection system to the [court] for approval by May 28[, 2020];” and

•“require all contractors performing such inspections to carry insurance sufficient to cover losses suffered by the public should their inspections be deficient and thereby start a wildfire.”

The order noted that the court will be flexible in approving any protocols submitted by May 28, 2020, that achieve the essence of the newly imposed conditions of probation if the CPUC, the federal monitor, and the Utility unanimously recommend such protocols. While the Utility is in the early stages of analyzing the proposed probation conditions, such conditions, if implemented, could have a material effect on the Utility’s financial condition, results of operations, liquidity and cash flows.

For more information on the Utility’s probation, see the 2019 Form 10-K.

The Utility expects to continue receiving additional orders from the court in the future.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Discussed below are significant regulatory developments that have occurred since filing the 2019 Form 10-K.

Rate Cases

Application for Wildfire Mitigation and Catastrophic Events Interim Rates

On February 7, 2020, the Utility filed an interim relief application seeking $899 million in interim rates related to certain electric distribution costs recorded in the following memorandum accounts: WMPMA, FRMMA, FHPMA, and CEMA. The costs pertain mainly to the years 2017-2019. The application addresses costs recorded in: (i) the WMPMA and FRMMA to comply with the 2019 WMP and other wildfire mitigation costs not otherwise recoverable through rates, (ii) the FHPMA to comply with various fire safety rulemakings through 2019, and (iii) the CEMA for responding to, and restoring customer service after, certain storms and fires occurring in 2019.

The Utility submitted a request on March 23, 2020, to reduce the interim rate relief by $8.4 million to the proposed revenue requirement. This reduction, which reduces the requested rate relief to $891 million, relates to the capital cost reduction required by Assembly Bill 1054.

The Utility is unable to predict the timing and outcome of this application.

For additional information, see the 2019 Form 10-K.

Application for Recovery of Costs Recorded in the Wildfire Expense Memorandum Account

On February 7, 2020, the Utility filed an application seeking recovery of certain costs recorded in the WEMA. In the application, the Utility seeks recovery of $498.7 million for the cost of insurance premiums paid by the Utility between July 26, 2017 through December 31, 2019 that is incremental to the insurance costs already authorized in the 2017 GRC or sought to be authorized in rates in the 2020 GRC. These incremental costs are not associated with any specific wildfire event. The application does not seek recovery of wildfire claims or associated legal costs eligible for recording to WEMA. The Utility has proposed a schedule for the proceeding that requests a final decision by the end of 2020 and costs to be recovered in 2021.

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

On February 27, 2020, the Utility filed a pleading to notify the CPUC of an additional decline in its equity ratio to approximately 20.4%, based on information reported in its 2019 Form 10-K, primarily related to non-cash charges related to the 2018 Camp fire and the 2017 Northern California wildfires.

A Proposed Decision was issued on April 1, 2020. If approved, the Proposed Decision would grant the Utility’s request for a waiver. A final decision is expected to be voted out on May 7, 2020.

For additional information, see the 2019 Form 10-K.

2020 Cost of Capital Proceeding

On December 19, 2019, the CPUC approved a final decision in the 2020 Cost of Capital proceeding, maintaining the Utility’s return on common equity at the 2019 level of 10.25% for the three-year period beginning January 1, 2020, as compared to 12% requested by the Utility. The Utility’s annual cost of capital adjustment mechanism also remains unchanged. The cost of capital adjustment mechanism can trigger changes in the Utility’s authorized ROE and cost of debt, if the 12-month average Moody’s Baa bond rate for the period ending September 30, 2020 were to be 100 basis points higher or lower than 4.5 percent (the benchmark). The adjustment to i) ROE would be one-half the basis point change in the bond rate from the benchmark, and ii) authorized bond costs would be updated. The decision maintains the common equity component of the Utility’s capital structure at 52%, as requested by the Utility, and reduces its preferred stock component from 1% to 0.5%, also as requested by the Utility. The decision also approves the cost of debt requested by the Utility. On April 20, 2020, the CPUC also issued a proposed decision in the OII to consider PG&E Corporation’s and the Utility’s Plan of Reorganization that, if approved, would direct the Utility to update its authorized cost of debt.

For additional information, see the 2019 Form 10-K.

2017 General Rate Case

As previously disclosed, as a result of the Tax Act, on October 17, 2019, the CPUC approved the Utility’s advice letter including a revised computation of the effects of the Tax Act on the revenue requirements, resulting in a $282 million reduction to the 2018 revenue requirement and a $291 million reduction to the 2019 revenue requirement. The Utility incorporated these revenue requirement reductions into rates beginning on January 1, 2020 and later in 2020 will incorporate other anticipated changes, such as the change in revenue requirement resulting from the 2020 GRC phase one decision. The IRS is expected to provide additional guidance on the average rate assumption method. This IRS guidance may impact the Utility’s calculation of the related revenue requirement. It is uncertain when the IRS guidance may be issued.

For additional information, see the 2019 Form 10-K.

2020 General Rate Case

As previously disclosed, on December 20, 2019, the Utility together with the Public Advocates Office of the California Public Utilities Commission (formerly known as Office of Ratepayer Advocates or ORA), TURN, CUE, the CPUC’s Office of the Safety Advocate, the National Diversity Coalition, the Center for Accessible Technology, the Small Business Utility Advocates, and California City County Street Light Association filed a motion with the CPUC seeking approval of a settlement agreement that resolves all of the issues raised by these parties in the Utility’s 2020 GRC.

As a result of the settlement agreement and based on other facts and circumstances known to PG&E Corporation and the Utility as of the date of this filing, PG&E Corporation and the Utility expect to remain on track to satisfy the rate base conditions included in their exit financing documents.

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

For additional information, see the 2019 Form 10-K.

2015 Gas Transmission and Storage Rate Case

As previously disclosed, in its final decisions in the Utility’s 2015 GT&S rate case, the CPUC excluded from rate base $696 million of capital spending in 2011 through 2014. This was the amount recorded in excess of the amount adopted in the 2011 GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. The Utility would be required to take a charge in the future if the CPUC’s audit of 2011 through 2014 capital spending resulted in additional permanent disallowance. The audit is still in process. The Utility cannot predict the timing and outcome of the audit.

As previously disclosed, as a result of the Tax Act, on October 17, 2019, the CPUC approved the Utility’s advice letter including a revised computation of the effects of the Tax Act on the revenue requirements, resulting in a $61 million reduction to the 2018 revenue requirement. The Utility incorporated the revenue requirement reduction into rates beginning January 1, 2020. The IRS is expected to provide additional guidance on the average rate assumption method. This IRS guidance may impact the Utility’s calculation of the related revenue requirement. It is uncertain when the IRS guidance may be issued.

For additional information, see the 2019 Form 10-K.

2019 Gas Transmission and Storage Rate Case

As previously disclosed, on September 12, 2019, the CPUC voted out the final decision in the 2019 GT&S rate case of the Utility. By approving the decision, the CPUC adopted a 2019 revenue requirement of $1.332 billion compared to the Utility’s (revised) request of $1.485 billion. This corresponds to an increase of $31 million over the Utility’s 2018 authorized revenue requirement of $1.301 billion, compared to the $184 million increase requested by the Utility. The CPUC also adopted revenue requirements of $1.432 billion for 2020, $1.516 billion for 2021, and $1.580 billion for 2022, compared to the Utility’s request of $1.595 billion for 2020, $1.693 billion for 2021, and $1.679 billion for 2022.

As previously disclosed, on January 16, 2020, the CPUC approved a final decision in its OIR to Develop a Risk-Based Decision-Making Framework to Evaluate Safety and Reliability Improvements and Revise the GRC Plan, as a result of which the Utility will be required to combine the GRC and GT&S rate cases starting with the 2023 GRC. In accordance with the decision, on June 30, 2021, the Utility is required to file with the CPUC a single “general rate case” application requesting integrated GRC and GT&S related revenue requirements for test year 2023 and three attrition years.

For additional information, see the 2019 Form 10-K.

Transmission Owner Rate Cases

Transmission Owner Rate Cases for 2015 and 2016 (the “TO16” and “TO17” rate cases, respectively)

As previously disclosed, on January 8, 2018, the Ninth Circuit Court of Appeals issued an opinion granting an appeal of FERC’s decisions in the TO16 and TO17 rate cases that had granted the Utility a 50 basis point ROE incentive adder for its continued participation in the CAISO. Those rate case decisions were remanded to FERC for further proceedings consistent with the Court of Appeals’ opinion.

On July 18, 2019, FERC issued its order on remand reaffirming its prior grant of the Utility’s request for the 50 basis point ROE adder. On August 16, 2019, a number of parties filed for rehearing of that order.

Also as previously disclosed, on September 16, 2019, FERC extended the amount of time it has to consider the request for rehearing by issuing a tolling order for the limited purpose of further consideration of the matters raised in the request. On March 17, 2020, FERC issued its order denying the request for rehearing and re-affirming the Utility’s eligibility to receive the 50 basis point ROE incentive adder. The Utility is unable to predict the timing and outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

Transmission Owner Rate Case for 2017 (the “TO18” rate case)

As previously disclosed, on July 29, 2016, the Utility filed its TO18 rate case at the FERC requesting a 2017 retail electric transmission revenue requirement of $1.72 billion, a $387 million increase over the 2016 revenue requirement of $1.33 billion.  The forecasted network transmission rate base for 2017 was $6.7 billion.  The Utility sought a return on equity of 10.9%, which included an incentive component of 50 basis points for the Utility’s continuing participation in the CAISO.  In the filing, the Utility forecasted that it would make investments of $1.30 billion in 2017 in various capital projects.

Also, as previously disclosed, on October 1, 2018, the ALJ issued an initial decision in the TO18 rate case proposing a ROE of 9.13% compared to the Utility’s request of 10.90%, and an estimated composite depreciation rate of 2.96% compared to the Utility’s request of 3.25%. The ALJ also rejected the Utility’s method of allocating common plant between CPUC and FERC jurisdiction. In addition, the ALJ proposed to reduce forecasted capital and expense spending to actual costs incurred for the rate case period. Further, the ALJ proposed to remove certain items from the Utility’s rate base and revenue requirement. The Utility and intervenors filed initial briefs on October 31, 2018, and reply briefs on November 20, 2018, in response to the ALJ’s initial decision.

Once the FERC issues its decision, the Utility expects one or more parties to seek rehearing of that decision and then appeal it to the courts. The Utility is unable to predict the timing and outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

Transmission Owner Rate Case for 2018 (the “TO19” rate case)

As previously disclosed, on July 27, 2017, the Utility filed its TO19 rate case at the FERC requesting a 2018 retail electric transmission revenue requirement of $1.79 billion, a $74 million increase over the proposed 2017 revenue requirement of $1.72 billion. The forecasted network transmission rate base for 2018 was $6.9 billion.  The Utility sought an ROE of 10.75%, which includes an incentive component of 50 basis points for the Utility’s continuing participation in the CAISO.  In the filing, the Utility forecasted capital expenditures of approximately $1.4 billion.

Also, as previously disclosed, on September 21, 2018, the Utility filed an all-party settlement with the FERC in connection with TO19. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon the issuance of a final, non-appealable TO18 decision. Additionally, if the FERC were to determine that the Utility was not entitled to the 50 basis point incentive adder for the Utility’s continued CAISO participation, then the Utility would be obligated to make a refund to customers of approximately $25 million. On December 20, 2018, the FERC issued an order approving the all-party settlement. Additionally, on July 18, 2019, the FERC issued an order on remand reaffirming its grant of the Utility’s request for the 50 basis point incentive adder for continued CAISO participation. On September 30, 2019, the FERC issued an order on rehearing that denied a pending request for rehearing of the FERC’s decision granting the 50 basis point ROE adder in the TO19 proceeding.

For additional information, see the 2019 Form 10-K.

Transmission Owner Rate Case for 2019 (the “TO20” rate case)

As previously disclosed, on October 1, 2018, the Utility filed its TO20 rate case at FERC requesting approval of a formula rate for the costs associated with the Utility’s electric transmission facilities. On November 30, 2018, the FERC issued an order accepting the Utility’s October 2018 filing, subject to hearings and refund, and established May 1, 2019 as the effective date for rate changes. FERC also ordered that the hearings will be held in abeyance pending settlement discussions among the parties.

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

The parties conducted several settlement conferences throughout 2019. On March 31, 2020, the Utility filed a partial settlement with FERC that resolves issues regarding the inputs, and methods used in the formula rate consistent with FERC precedent. In addition, the partial settlement establishes a stakeholder transmission asset review process that allows the stakeholders to review transmission capital projects that are not subject to review under the CAISO Transmission Planning Process which would be included in TO rates; allows the Utility to resolve the issue of compliance to reconcile the rate base with the CAISO register data base; and requires the Utility to seek FERC authorization before recovering claims related to 2017 and 2018 fires. The Utility is unable to predict the timing and outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

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

As previously disclosed, on December 13, 2018, the Utility submitted its 2018 NDCTP application, which includes a Diablo Canyon site-specific decommissioning cost estimate of $4.8 billion to decommission the Diablo Canyon facilities.

Also, as previously disclosed, on January 10, 2020, the settlement agreement that the parties had reached in this proceeding was filed with the CPUC, along with a joint motion for adoption of settlement agreement.

Under the proposed settlement agreement, the Utility would collect annual revenue requirements of $112.5 million and $3.9 million for the funding of the Diablo Canyon non-qualified trust and Humboldt Bay tax qualified trust, respectively, commencing January 1, 2020. Additionally, under the proposed settlement agreement, the $398.4 million spent for Humboldt Bay Power Plant decommissioning project costs completed to date would be deemed reasonable.

The Utility is unable to determine the timing and outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

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

On October 1, 2019, the Alliance for Nuclear Responsibility filed a PFM of the CPUC’s January 11, 2018 decision approving the planned retirement of Diablo Canyon. The PFM argues that above-market costs attributable to Diablo Canyon under the Power Charge Indifference Adjustment methodology, when combined with decreasing bundled load by the Utility, create material changed circumstances that undermine the reasonableness of incurring costs to operate Diablo Canyon until its retirement. On October 31, 2019, the Utility filed a joint response with Friends of the Earth, Natural Resources Defense Council, CUE, and IBEW Local 1245, which argued that modification of the CPUC’s initial decision is not warranted and is not in the public interest. On February 7, 2020, the ALJ issued a PD denying the Alliance for Nuclear Responsibility’s PFM. On March 18, 2020, the CPUC approved the PD and closed the proceeding.

For additional information, see the 2019 Form 10-K.

Catastrophic Event Memorandum Account Applications

The CPUC allows utilities to recover the reasonable, incremental costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities through a CEMA. In 2014, the CPUC directed the Utility to perform additional fire prevention and vegetation management work in response to the severe drought in California. The costs associated with this work are tracked in the CEMA. The Utility’s CEMA applications are subject to CPUC review and approval. For more information see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

2019 CEMA Application

On September 13, 2019, the Utility submitted to the CPUC its 2019 CEMA application requesting cost recovery of $159.3 million in connection with thirteen catastrophic events that included twelve wildfires and one storm for declared emergencies from mid-2017 through 2018. The 2019 CEMA application does not include costs related to the 2015 Butte fire, the 2017 Northern California wildfires, or the 2018 Camp fire. A prehearing conference was held on November 4, 2019 and a scoping memo was issued on December 6, 2019. On March 10, 2020, the Utility filed a Motion for Interim Rate Relief, requesting $135.4 million of interim rates to be recovered starting August 2020. On April 7, 2020, the ALJ granted the Utility’s request to withdraw the motion without prejudice. The Utility may refile it should the 2019 CEMA schedule be delayed. A final decision is expected by the end of 2020.

PG&E Corporation and the Utility are unable to predict the outcome of this overall proceeding.

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

On March 9, 2020, the CPUC issued a modified scoping memo and ruling, requiring the Utility to file by June 30, 2020 a revised application that would include actual 2019 vegetation management costs and an independent auditor to be hired for audit of all vegetation management costs and related interest calculations.

The Utility is unable to predict the timing and outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

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

On December 17, 2019, the Utility, the SED of the CPUC, the CPUC’s Office of the Safety Advocate, and CUE jointly submitted to the CPUC a proposed settlement agreement in connection with the OII into the 2017 Northern California Wildfires and the 2018 Camp Fire. Pursuant to the settlement agreement, the Utility agrees, among other things, to not seek recovery of $36 million of wildfire-related expenses recorded in the FHPMA. For more information on the settlement agreement, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Other than the amounts subject to the settlement agreement, as modified by the Decision Different issued on April 20, 2020, in connection with the OII into the 2017 Northern California Wildfires and the 2018 Camp Fire, the Utility believes such costs are recoverable but rate recovery requires CPUC reasonableness review and authorization in a separate proceeding or through a GRC.

For the amount recorded to this memorandum account as of March 31, 2020, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

For additional information, see the 2019 Form 10-K.

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

On December 17, 2019, the Utility, the SED of the CPUC, the CPUC’s Office of the Safety Advocate, and CUE jointly submitted to the CPUC a proposed settlement agreement in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire. Pursuant to the settlement agreement, the Utility agrees, among other things, not to seek recovery of $236 million of wildfire-related expenses recorded in the FRMMA and the WMPMA. For more information on the settlement agreement, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Other than the amounts subject to the settlement agreement, as modified by the Decision Different issued on April 20, 2020, in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire, the Utility intends to seek recovery of the FRMMA balance in a future application, which rate recovery requires CPUC reasonableness review and authorization in a separate proceeding or through a GRC. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 WMP recorded in the FRMMA.

For the amount recorded to this memorandum account as of March 31, 2020, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

For additional information, see the 2019 Form 10-K.

Wildfire Mitigation Plan Memorandum Account

As previously disclosed, on June 5, 2019, the Utility submitted an advice letter to establish the WMPMA (also called the Wildfire Plan Memorandum Account) effective May 30, 2019. The purpose of the WMPMA is to track costs incurred to implement the Utility’s Wildfire Mitigation Plan, as required by Public Utilities Code Sections 8386 et seq, as modified by SB 901 and subsequent bills including AB 1054, AB 111, SB 70, SB 167, SB 247, and SB 560. The WMPMA is required to be established upon approval of a utility’s wildfire mitigation plan to track costs incurred to implement the plan. The CPUC approved the memorandum account on August 5, 2019, so the Utility will record any costs incurred in implementing an approved Wildfire Mitigation Plan as of the effective date, June 5, 2019.

Also, as previously disclosed, other than the amounts subject to the settlement agreement, as modified by the Decision Different issued on April 20, 2020, in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire, the Utility anticipates that the recovery of the costs recorded to the WMPMA would occur through a general rate case or future application at which time the CPUC would review the costs for reasonableness as required by AB 1054. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 Wildfire Mitigation Plan recorded in the WMPMA, which the Utility expects will be substantial.

For the amount recorded to this memorandum account as of March 31, 2020, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

For additional information, see the 2019 Form 10-K.

Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections

In response to the COVID-19 pandemic, on April 16, 2020, the CPUC issued a Resolution ordering utilities to implement a number of emergency customer protections for one year beginning on March 4, 2020:

•waive deposit requirements for residential customers seeking to reestablish service for one year and expedite move in and move out service requests;

•stop estimated usage for billing attributed to the time period when a home/unit was unoccupied as a result of the emergency;

•identify the premises of affected customers whose utility service has been disrupted or degraded, and discontinue billing these premises without assessing a disconnection charge;

•prorate any monthly access charge or minimum charges;

•implement payment plan options for residential customers;

•suspend disconnection for nonpayment and associated fees, waive deposit and late fee requirements for residential customers;

•support low-income residential customers by:

◦freezing all standard and high-usage reviews for the CARE program eligibility for 12 months and potentially longer, as warranted;

◦contacting all community outreach contractors, the community-based organizations that assist in enrolling hard-to-reach low-income customers into CARE, to help better inform customers of these eligibility changes;

◦partnering with the program administrator of the customer funded emergency assistance program for low-income customers and increasing the assistance limit amount for the next 12 months; and

◦indicate how the energy savings assistance program can be deployed to assist customers;

•suspending all CARE and Federal Emergency Relief Administration program removals to avoid unintentional loss of the discounted rate during the period for which the customer is protected under these customer protections;

•discontinuing generating all recertification and verification requests that require customers to provide their current income information;

•offering repair processing and timing assistance and timely access to utility customers;

•including these customer protections as part of their larger community outreach and public awareness plans;

•meeting and conferring with the Community Choice Aggregators as early as possible to discuss their roles and responsibilities for each emergency customer protection.

The Resolution also authorizes utilities to establish memorandum accounts to track incremental costs associated with complying with the Resolution.

Other Regulatory Proceedings

Application for Post-Emergence Securitization Transaction

On April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to be rate neutral to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with 2017 Northern California wildfires. As a result of the proposed transaction, the Utility would retire $6.0 billion of temporary Utility debt and accelerate a $700 million payment due to the Fire Victim Trust post-Effective Date. Specifically, the application requests administration of the Stress Test Methodology approved in the CHT OIR and a determination that $7.5 billion in 2017 catastrophic wildfire costs and expenses are Stress Test Costs and eligible for securitization. In this context, a securitization refers to a financing transaction where a special purpose financing vehicle issues new debt that is secured by the proceeds of a new recovery charge to Utility customers. The application asks that the CPUC proceed with reviewing the Utility’s requests while the Utility is still in Chapter 11 because the CPUC would issue a decision applying the Stress Test only after the Utility emerges from Chapter 11 and because, given the developments in the Chapter 11 proceeding and related Chapter 11 Proceedings OII that have occurred since the CHT decision, the CPUC and other parties now have access to information to assess the Utility’s “financial status” pursuant to the Stress Test. The application also contemplates a customer credit designed to insulate customers from the charge on customer bills associated with the bonds. The Utility proposes to fund the customer credit through a trust that consists of shareholder assets including: (1) an initial contribution of $1.8 billion; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; and (3) investment returns on the assets in the trust. The Utility anticipates that this will be sufficient to ensure that the customer credits equal the bond charges over the life of the bonds. The Utility also proposes to share with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

The foregoing description of anticipated post-emergence securitization transaction includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, including statements about the expected sources and uses of funding, expected financing transactions (including the potential securitization) and projected balances of assets and liabilities (including cash on hand, accrued interest, trade payables and other amounts). This description reflects PG&E Corporation’s and the Utility’s expectations as of the date of this filing and remains subject to change. (See “Forward-Looking Statements” above).

2019 Wildfire Mitigation Plan

As previously disclosed, on October 25, 2018, the CPUC opened an OIR to implement the provisions of SB 901 related to electric utility wildfire mitigation plans. This OIR provided guidance on the form and content of the initial wildfire mitigation plans, provided a venue for review of the initial plans, and developed and refined the content of and process for review and implementation of wildfire mitigation plans to be filed in future years. In this proceeding the CPUC determined, among other things, how to interpret and apply SB 901’s list of required plan elements, as well as what additional elements beyond those required in SB 901 should be included in the wildfire mitigation plans. SB 901 also requires, among other things, that such plans include a description of the preventive strategies and programs to be adopted by an electrical corporation to minimize the risk of its electrical lines and equipment causing catastrophic wildfires, including the consideration of dynamic climate change risks, plans for vegetation management, and plans for inspections of the electrical corporation’s electrical infrastructure. The scope of this proceeding does not include utility recovery of costs related to wildfire mitigation plans, which SB 901 requires to be addressed in separate rate recovery applications.

On February 6, 2019, the Utility filed its wildfire mitigation plan (the “2019 Wildfire Mitigation Plan”) with the CPUC, and amended it subsequently on February 12, February 14, and April 25, 2019.

For additional information, see the 2019 Form 10-K.

2020-2022 Wildfire Mitigation Plan

As previously disclosed, on February 7, 2020, the Utility publicly posted its 2020 Wildfire Mitigation Plan and utility survey. The Utility’s 2020 Wildfire Mitigation Plan describes the Utility’s wildfire safety programs, which are focused on three key areas: reducing the potential for fires to be started by electrical equipment, reducing the potential for fires to spread, and minimizing the frequency, scope and duration of Public Safety Power Shut-off events, as well as providing historical data requested by the guidelines.

On March 18, 2020, the CPUC issued a decision in this proceeding, clarifying that the CPUC’s newly created Wildfire Safety Division will review 2020 wildfire mitigation plans, present resolutions for CPUC consideration on the 2020 Plans, and oversee independent evaluation and other compliance activity with regard to both 2019 and 2020 Plans.

Also, as previously disclosed, PG&E Corporation and the Utility expect the CPUC to issue a decision on its 2020-2022 WMP by June 2020. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 Wildfire Mitigation Plan, and the 2020-2022 Wildfire Mitigation Plan recorded in the FRMMA and WMPMA, which the Utility expects will be substantial.

For additional information, see the 2019 Form 10-K.

OIR Regarding Microgrids

As previously disclosed, on September 19, 2019, the CPUC initiated a rulemaking proceeding to examine microgrid implementation issues and resiliency strategies pursuant to SB 1339. In the first track of that proceeding, the CPUC is seeking to deploy resiliency planning in areas that are prone to outage events and wildfires, with the stated goal of putting some microgrid and other resiliency strategies in place by Spring or Summer 2020, if not sooner. A decision giving direction for mitigation measures ready for implementation by September 1, 2020 is expected to be voted on by the CPUC as early as June 11, 2020. At the CPUC’s direction, the Utility submitted a proposal for immediate implementation of resiliency strategies on January 21, 2020. The Utility’s proposal contains three components for which it is seeking scope and cost recovery authorization of up to approximately $379 million in both expense and capital. On April 1, 2020, the Utility filed a motion seeking to supplement its original proposal and to reduce the total cost recovery authorization it is seeking to approximately $257 million. The Utility described in its supplemental testimony that it was focusing in 2020 on the use of temporary, mobile generation solutions to power microgrids and that the Utility had suspended its solicitation for permanent generation located at substations with online dates in 2020. The Utility’s supplemental testimony also attached contracts the Utility had executed with mobile generation vendors for over 300 megawatts of capacity for use in 2020. On April 13, 2020, the ALJ presiding over the rulemaking issued a ruling denying on procedural grounds the Utility’s motion to supplement its proposal. On April 29, 2020, the CPUC issued a proposed decision that would conditionally approve the Utility’s proposal and would allow the Utility to track costs in the FRMMA. The proposed decision would require the Utility to seek recovery in a future application, which would require CPUC reasonableness review and authorization in a separate proceeding or through a GRC.

Failure to obtain a substantial or full recovery of costs could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

For additional information, see the 2019 Form 10-K.

OIR Regarding Criteria and Methodology for Wildfire Cost Recovery Pursuant to Senate Bill 901

As previously disclosed, on July 8, 2019, the CPUC issued a decision in the CHT proceeding, which adopts a methodology to determine the CHT based on (1) the maximum additional debt that a utility can take on and maintain a minimum investment grade credit rating; (2) excess cash available to the utility; (3) a potential regulatory adjustment of 20% of the CHT or 5% of the total disallowed wildfire liabilities; and (4) an adjustment to preserve for ratepayers any tax benefits associated with the CHT. The decision also requires a utility to include proposed ratepayer protection measures to mitigate harm to ratepayers as part of an application under Section 451.2(b).

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

For additional information, see the 2019 Form 10-K.

OII to Consider PG&E Corporation’s and the Utility’s Plan of Reorganization

As previously disclosed, on October 4, 2019, the CPUC issued an OII to consider the ratemaking and other implications “that will result from the confirmation of a plan of reorganization and other regulatory approvals necessary to resolve” the Chapter 11 Cases (the “Chapter 11 Proceedings OII”).

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

On January 31, 2020, parties submitted opening testimony, and on February 21, 2020, parties submitted reply testimony. On February 18, 2020, the Assigned Commissioner issued a ruling that includes proposals for changes to the Utility’s financials and operational structure and a proposed schedule for comments on the proposals. Evidentiary hearings began on February 25, 2020 and concluded on March 4, 2020. On March 13, 2020, parties filed post-hearing opening briefs and comments on the Assigned Commissioner’s February 18, 2020 proposals, and on March 26, 2020, parties filed post-hearing reply briefs and reply comments on the February 18, 2020 proposals.

On April 20, 2020, the assigned ALJ issued a proposed decision in this proceeding. If approved, the proposed decision would approve PG&E Corporation’s and the Utility’s Plan of Reorganization with certain conditions and modifications related to topics, including but not limited to, governance, operational structure, safety performance, and financial condition. Among other things, the proposed decision:

•Board of Directors: provides for certain corporate governance changes, including:

◦a requirement of consultation with the CPUC regarding Board member candidates for at least seven years following emergence from Chapter 11; and

◦a requirement to classify the Boards of Directors into two classes, with directors serving two-year terms (an arrangement that would phase out over time, such that all directors elected in 2024 would be elected to one-year terms).

•Safety and Operational Metrics: does not adopt or approve specific safety and operational metrics for the Utility, but directs that such metrics would be developed in a future CPUC proceeding;

•Penalties: directs the Utility to ensure that its Plan of Reorganization provides that “neither confirmation nor consummation of the plan shall affect any pending or future Commission proceeding or investigation, including any adjudication or disposition thereof, and any liability of the Debtors or Reorganized Debtors, as applicable, arising therefrom shall not be discharged, waived, or released,” which could relate to a potential CPUC investigation or proceeding regarding the 2019 Kincade fire;

•Regional Restructuring: orders the Utility to file by June 30, 2020 an application for approval of a regional restructuring plan;

•Enhanced Enforcement Process: adopts an Enhanced Oversight and Enforcement Process for the Utility;

•Financial Issues: authorizes the Utility to issue debt consistent with its Plan of Reorganization and to update its authorized cost of debt, finding that recovery of the Utility’s estimated $154 million in financing-related costs is consistent with AB 1054’s “neutral, on average, to ratepayers” requirement, subject to the condition that the Utility demonstrate they are “neutral, on average” when it requests rate recovery;

•Capital Structure: grants the Utility a temporary, five-year waiver from compliance with its authorized capital structure;

•Earnings Adjustment Mechanism: does not adopt an earnings adjustment mechanism;

•Executive Compensation: imposes certain requirements regarding executive compensation, including:

◦a presumption that a material portion of executive incentive compensation shall be withheld if the Utility’s equipment is determined to be the ignition source of a catastrophic wildfire; and

◦a requirement to maintain policies that include provisions that limit or cancel severance payments for executives in the event of certain felony criminal convictions on the part of the Utility.

•Structural Proposals: declines to adopt a moratorium on considering proposals for potential changes to the Utility’s corporate structure and authorizations to operate as a utility, however, the proposed decision states that:

◦separating the Utility “into gas and electric utilities or selling the gas assets … is less of a priority today;”

◦the Enhanced Oversight and Enforcement Process supersedes prior proposals to establish periodic review of the Utility’s certificate of public convenience and necessity; and

◦the existing holding company structure is left in place.

Comments on the ALJ’s proposed decision are due May 11, 2020 and reply comments are due May 18, 2020. A final decision is expected in May 2020.

For additional information, see the 2019 Form 10-K.

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

On November 25, 2019, an individual intervenor filed an application for rehearing of the decision arguing that the decision constitutes a constitutional violation of procedural due process and an unjust and unreasonable rate increase. On March 2, 2020, the CPUC issued a decision denying the application for rehearing.

For additional information, see the 2019 Form 10-K.

Transportation Electrification

SB 350 requires the CPUC, in consultation with the CARB and the California Energy Resources Conservation and Development Commission, to direct electrical corporations to file applications for programs and investments to accelerate widespread transportation electrification. In September 2016, the CPUC directed the Utility and the other large IOUs to file transportation electrification applications that include both short-term projects (of up to $20 million in total) and two-to-five year programs with a requested revenue requirement determined by the Utility.

As previously disclosed, on May 31, 2018, the CPUC issued a final decision approving the Utility’s two-to-five year program proposals for actual expenditures up to approximately $269 million (including $198 million of capital expenditures), to support utility-owned make-ready infrastructure supporting public fast charging and medium to heavy-duty fleets.

On December 19, 2018, the CPUC initiated a new Rulemaking for vehicle electrification matters. This new proceeding will include issues related to utility rate designs supporting transportation electrification and hydrogen fueling stations, a framework for IOUs’ transportation electrification investments, and vehicle-grid integration. A prehearing conference for this rulemaking was held on March 1, 2019. On May 2, 2019, the assigned commissioner issued a scoping memo and ruling for the proceeding, which sets forth the category, issues to be addressed, and schedule of the proceeding.

For additional information, see the 2019 Form 10-K.

OIR to Establish Policies, Processes, and Rules to Ensure Safe and Reliable Gas Systems in California and Perform Long-Term Gas Planning

On January 16, 2020, the CPUC opened an OIR to address reliability and standards for gas public utilities, the regulatory changes necessary to improve the coordination between gas utilities and gas-fired electric generators, and impacts due to legislative mandates to address the greenhouse gas reduction emissions which will result in the replacement of gas-fuel technologies and forecast reduced demand for natural gas. This proceeding will examine whether recent industry related events will require the CPUC to change the rules, processes and regulations governing gas utilities, including but not limited to, gas reliability standards, long-term contracting, regulatory accounting, reporting and tariff changes for operational flow orders.

The Utility filed opening comments on the preliminary scope on February 26, 2020 and reply comments on March 12, 2020. The assigned ALJ and assigned commissioner held a prehearing conference on March 24, 2020. The Utility filed a post-prehearing conference Statement on April 1, 2020. On April 23, 2020, the assigned commissioner issued a ruling setting the final scope, schedule and categorization for phase 1 (Tracks 1A and 1B). Initial workshops are scheduled for July 2020.

For additional information, see the 2019 Form 10-K.

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

On October 22, 2019, The CPUC issued a staff proposal for a framework for climate-related decision-making and accountability. In the staff proposal, the CPUC instructed utilities to research and develop a new form of risk assessment, a CVA. CVAs instruct utilities to “examine the risks posed by climate change to their core lines of business, including generation, transmission, distribution, and storage, irrespective of who owns the assets.” In addition, the staff proposal provides guidance regarding the data sources used in the CVA, outreach and coordination with the community, and incorporation of CVA findings into RAMP and GRC filings. The Utility provided opening and reply comments on February 18 and March 3, 2020, respectively.

The remaining topics in phase one of this proceeding are still under consideration and will be subject to a separate decision. Those issues include: guidance on how climate adaptation should be incorporated into the investor-owned utilities’ investment plans, program design, and operations and how climate change might affect vulnerable and disadvantaged communities. The CPUC decision on such issues is anticipated no earlier than mid-2020.

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

On January 30, 2020, the CPUC proposed new guidelines. Parties submitted opening and reply comments on the guidelines on February 19, 2020 and February 26, 2020, respectively.

On April 27, 2020, the CPUC issued a proposed decision on Phase 2 of the proceeding (relating to PSPS guidelines), which proposes new guidelines, including requiring utilities to complete energy restoration within 24 hours after the end of a PSPS event; to provide back-up generation to critical infrastructure during PSPS events; and to support access and functional needs populations during PSPS events. Comments on the proposed decision are due May 18, 2020.

As discussed above, on April 13, 2020, a group of local governments and associations filed a Joint Motion for Emergency Order Regarding De-Energization Protocols During the COVID-19 Pandemic, requesting that the CPUC issue an emergency order setting forth de-energization protocols for the Utility and other investor-owned utilities that will remain in place for as long as a State of Emergency or shelter-in-place order remains in effect due to the COVID-19 pandemic. The Utility and other entities (including other IOUs) filed responses on April 20, 2020, requesting that the CPUC deny the motion, and the moving parties and other entities filed responses on April 24, 2020. The CPUC’s April 27, 2020, proposed decision did not act on this motion. PG&E Corporation and the Utility are unable to predict the timing and the outcome of this request.

For additional information, see the 2019 Form 10-K.

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

The Utility filed its testimony with the CPUC on February 5, 2020. Parties filed testimony on February 28, 2020; concurrent rebuttal was filed on April 7, 2020; and hearings have been suspended indefinitely pending the COVID-19-related restrictions.

The Utility is unable to predict the timing or outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

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

For additional information, see the 2019 Form 10-K.

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

As previously disclosed, on October 11, 2018, the CPUC approved a phase one decision to modify the PCIA methodology. The Utility implemented a revised PCIA reflecting this decision in rates as of July 1, 2019.

Also, as previously disclosed, on October 10, 2019, the CPUC approved a final decision that finalized the true-up for the new PCIA methodology.

On March 26, 2020, the CPUC approved a final decision on departing load forecasting and PCIA bill presentation issues, establishing that the IOUs shall show a PCIA line item in their tariffs and bill summary tables on all customer bills, which shall be implemented by the last business day of 2021.

The proceeding is now examining structures and rules governing how the Utility addresses excess resources in its portfolio due to load loss to CCA and DA, including standards for active management of the Utility’s portfolios. A PD is expected in the third quarter of 2020.

For additional information, see the 2019 Form 10-K.

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

For additional information, see the 2019 Form 10-K.

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

Each California large investor-owned electric utility that is not currently subject to Chapter 11 (Southern California Edison Company and San Diego Gas & Electric Company) has elected to participate in the Wildfire Fund to be established under AB 1054. On July 23, 2019, the Utility notified the CPUC of its intent to participate in the Wildfire Fund (which participation is subject to the conditions set forth in AB 1054, including those conditions outlined below).

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

For additional information, see the 2019 Form 10-K.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel.  (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as “Item 1A. Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.)

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with future obligations that relate to purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and purchases of fuel and transportation to support the Utility’s generation activities.  (See “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1).  Contractual commitments that relate to financing arrangements include long-term debt, preferred stock, and certain forms of regulatory financing.  For more in-depth discussion about PG&E Corporation’s and the Utility’s contractual commitments, see “Liquidity and Financial Resources” above and MD&A “Contractual Commitments” in Item 7 of the 2019 Form 10-K.

Off-Balance Sheet Arrangements

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K (the Utility’s commodity purchase agreements).

RISK MANAGEMENT ACTIVITIES

PG&E Corporation, mainly through its ownership of the Utility, and the Utility are exposed to risks associated with adverse changes in commodity prices, interest rates, and counterparty credit.

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2019 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the three months ended March 31, 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  PG&E Corporation and the Utility consider their accounting policies for LSTC, regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, AROs, and pension and other post-retirement benefit plans to be critical accounting policies.  These policies are considered critical accounting policies due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates.  Actual results may differ materially from these estimates and assumptions.  These accounting policies and their key characteristics are discussed in detail in the 2019 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2020, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

Upon the court’s request, on March 2, 2020, the Utility provided to the court its target number of contract tree trimmers for 2020, information regarding the Utility’s 2019 inspections of Tower 009/081 on the Cresta-Rio Oso 230 kV Transmission Line (the “Cresta-Rio Oso Line”), information regarding the relationship between priority codes set forth in the Utility’s Electric Transmission Preventive Maintenance Manual and the safety factors specified in General Order 95 promulgated by the CPUC, as well as the application of each to the C-hooks of interest on the Cresta-Rio Oso Line. In addition, on April 2, 2020, the Utility submitted a report to the court regarding the Utility’s March 19, 2020 collection of equipment from the Cresta-Rio Oso Line. On April 10, 2020, the TCC in the Utility’s Chapter 11 bankruptcy case and estimation proceedings filed a declaration from a TCC expert concerning Cresta-Rio Oso 230kV Transmission Line evidence collection and removal on March 19, 2020.

On April 29, 2020, the court issued an order imposing new conditions of probation that would require the Utility, among other things, to:

•employ, on its own payroll, “a sufficient number of inspectors to manage the outsourced tree-trimming work,” including pre-inspectors to “identify trees and limbs in violation of California clearance laws that require trimming” and post-inspectors to “spot-check the work of the contracted tree-trimmers to ensure that no hazard trees or limbs were missed,” and submit a detailed plan to carry out this requirement by May 28, 2020;

•“keep records identifying the age of every item of equipment on every transmission tower and line,” ensuring that “every part [has] a recorded date of installation” and “[i]f the age of a part is unknown, [] conduct research and estimate the year of installation;”

•“[i]n consultation with the monitor, [] design a new inspection system for assessing every item of equipment on all transmission towers,” using forms that are “precise enough to track what inspectors actually do, such as whether they touch or tug on equipment,” take videos of every inspection, and “submit plans for its new inspection system to the [court] for approval by May 28[, 2020];” and

•“require all contractors performing such inspections to carry insurance sufficient to cover losses suffered by the public should their inspections be deficient and thereby start a wildfire.”

The order noted that the court will be flexible in approving any protocols submitted by May 28, 2020, that achieve the essence of the newly imposed conditions of probation if the CPUC, the federal monitor, and the Utility unanimously recommend such protocols. While the Utility is in the early stages of analyzing the proposed probation conditions, such conditions, if implemented, could have a material effect on the Utility’s financial condition, results of operations, liquidity and cash flows.

For more information on the Utility’s probation, see the 2019 Form 10-K.

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

For more information, see the 2019 Form 10-K.

Diablo Canyon Power Plant

For more information regarding the status of the 2003 settlement agreement between the Central Coast Regional Water Quality Control Board, the Utility, and the California Attorney General’s Office, see Part I, Item 3. “Legal Proceedings” in the 2019 Form 10-K.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see the section of the 2019 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements.”

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be significantly affected by the outbreak of the COVID-19 pandemic.

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been (beginning in March 2020) and will continue to be significantly affected by the outbreak of COVID-19. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020, announced the outbreak was a pandemic. On March 19, 2020, the California Governor instituted shelter-in-place measures that became effective state-wide on March 19, 2020. It is currently uncertain when and how the shelter-in-place measures will be lifted. On March 16, 2020, the CPUC directed electric utility companies to follow customer protection measures including a moratorium on service disconnections, retroactive to March 4, 2020. While the extent of the impact of the current COVID-19 coronavirus outbreak on PG&E Corporation and the Utility’s business and financial results is uncertain, the consequences of a continued and prolonged outbreak and resulting protective government and regulatory orders could have a further negative impact on the Utility’s financial condition, results of operations, liquidity and cash flows.

The outbreak of COVID-19 and the resulting economic conditions, including but not limited to the shelter-in-place order and resulting decrease in economic and industrial activity in the Utility’s service territory which has not been entirely offset by an increase in daytime household electrical use, have and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances impact and will continue to impact the Utility for a period of time that PG&E Corporation and the Utility are unable to predict. For example, the economic downturn has already resulted in a reduction in customer receipts and collection delays for March and April 2020.

As of the time of this filing, the Utility has also experienced a net decrease in total non-residential electrical load, leading to a reduction in revenues from non-residential customers. PG&E Corporation and the Utility are currently unable to quantify the potential impact of the changes in customer collections or changes in energy demand on earnings and cash flows.

The timing of regulatory relief, if any, and ultimately cost recovery, are uncertain. With respect to certain customer protections, on April 16, 2020, the CPUC adopted a resolution authorizing utilities to establish memorandum accounts to track incremental costs associated with an earlier CPUC order requiring the utilities to implement a number of emergency customer protections. The COVID-19 pandemic and resulting economic downturn have resulted and will continue to result in workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment. Although the Utility continues to prioritize customer and community safety, these disruptions necessitate changes to the Utility’s operating and capital expenditure plans, which could lead to project delays or service disruptions and otherwise adversely impact operations and planning. Delays in production and shipping of materials used in the Utility’s operations may also adversely impact operations. In addition, COVID-19 has the potential to cause delays and disruptions in various regulatory proceedings in which the Utility is involved. Following Department of Health guidance concerning restrictions on public gatherings, the CPUC has cancelled all public forums and has been conducting remote meetings for events it deems essential. A disruption in CPUC operations could impact the timing of PG&E Corporation’s and the Utility’s rate cases and other regulatory proceedings.

In addition, as discussed above, a group of local government entities and organizations filed a Joint Motion asking the CPUC to require utilities to comply with additional requirements when implementing PSPS events while local areas are sheltering-in-place due to COVID-19. A CPUC decision could restrict or impose additional requirements on the Utility in implementing PSPS events.

PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19. Potential longer term impacts of COVID-19 on PG&E Corporation or the Utility include the potential for higher borrowing costs due to the increasing difference in the higher yield of lower-rated debt as compared to the lower yield of higher-rated debt of similar maturity and incremental financing needs. PG&E Corporation and the Utility’s analysis of the potential impact of COVID-19 is preliminary and subject to change. PG&E Corporation and the Utility are unable to predict the timing, duration or intensity of the COVID-19 situation and its effects on the business and general economic conditions in the State of California and the United States of America. PG&E Corporation and the Utility continue to monitor the potential impact of the COVID-19 pandemic.

Market conditions resulting from the outbreak of COVID-19 may hinder PG&E Corporation’s and the Utility’s exit financing to emerge from Chapter 11.

The outbreak of COVID-19 and the resulting economic downturn have adversely affected the financial markets and the economy more generally and could result in an economic downturn. As of March 31, 2020, the S&P 500 had declined over 20% from its previous high close recorded on February 19, 2020. PG&E Corporation and the Utility are relying on the equity and debt capital markets in order to finance their emergence from Chapter 11. Although PG&E Corporation’s expected equity raise for approximately $9 billion of net cash proceeds is backstopped by the Backstop Commitment Letters, obtaining financing from the capital markets at higher price-to-earnings multiples than the multiple contemplated by the Backstop Commitment Letters would result in significantly less dilution to shareholders. In addition, it is possible that the commitments under the Backstop Commitment Letters are not available due to potential termination events or a default by one or more backstop parties. With respect to the debt financing, PG&E Corporation’s and the Utility’s issuances are supported by $11.9 billion of bridge commitments. The remaining $6 billion of debt financing in PG&E Corporation’s and the Utility’s Plan of Reorganization is not supported by committed capital and will be subject to market conditions. PG&E Corporation and the Utility could also fail to satisfy the conditions in their existing Debt Commitment Letters (as defined above). In any event, adverse capital market conditions related to COVID-19 (or otherwise) could make it more difficult or expensive, or even infeasible, to emerge from Chapter 11 through the use of one or more capital market financing transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, PG&E Corporation did not make any equity contributions to the Utility. Also during the quarter ended March 31, 2020, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2020, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding. During the quarter ended March 31, 2020, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

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

3.4
Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of April 12, 2004 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 12, 2004 (File No. 1-2348), Exhibit 3)

3.5
Bylaws of Pacific Gas and Electric Company, amended as of October 11, 2019 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2019 (File No. 1-2348), Exhibit 3.1)

10.1
Restructuring Support Agreement dated as of January 22, 2020, by and among PG&E Corporation and Pacific Gas and Electric Company, Apollo Global Management LLC, Elliott Management Corporation, Oaktree Capital Management L.P., Farallon Capital Management LLC, Capital Group, Värde Partners Inc., Davidson Kempner Capital Management LP, Canyon Capital Advisors LLC, Third Point LLC, Pacific Investment Management Company LLC, Citadel Advisors LLC and Sculptor Capital Investments, LLC, certain funds and accounts managed or advised by Abrams Capital Management, LP and certain funds and accounts managed or advised by Knighthead Capital Management, LLC (incorporated by reference to PG&E Corporation’s Form 8-K filed on January 23, 2020, (File No. 1-12609, Exhibit 10.1)

10.2
Form of Joinder Agreement to the Restructuring Support Agreement dated as of January 22, 2020 (incorporated by reference to Exhibit 10.1 to the Debtors’ Current Report on Form 8-K, filed on January 23, 2020)

10.3		Amendment No. 3 to PG&E Corporation Commitment Letter (incorporated by reference to PG&E Corporation’s Form 8-K filed on January 31, 2020 (File No. 1-12609, Exhibit 10.2)

10.4		Amendment No. 3 to Pacific Gas and Electric Company Commitment Letter (incorporated by reference to Pacific Gas and Electric Company Form 8-K filed on January 31, 2020 (File No. 1-02348, Exhibit 10.3)

10.5	*	Form of Amended and Restated Chapter 11 Plan Backstop Commitment Letter (incorporated by reference to PG&E Corporation’s Form 8-K dated March 6, 2020 (File No. 1-12609), Exhibit 10.1)

10.6		Plea Agreement and Settlement dated March 17, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K filed on March 23,2020 (File No. 1-12609), Exhibit 10.1)

10.7
Settlement Agreement dated April 21, 2020 by and among the TCC, PG&E Corporation and the Utility, FEMA, the SBA, the Department of Agriculture, the Department of the Interior, the United States Department of Housing and Urban Development and the General Services Administration

10.8		Settlement Agreement dated April 21, 2020 by and among the TCC, PG&E Corporation and the Utility, Cal DDS, Cal DTSC, Cal Fire, Cal OES, Cal Parks, CSU, Caltrans and Cal Vet

31.1		Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SC	XBRL Taxonomy Extension Schema Document

101.CA	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DE	XBRL Taxonomy Extension Definition Linkbase Document

*This Form of Chapter 11 Plan Backstop Commitment Letter is substantially similar in all material respects to each Chapter 11 Plan Backstop Commitment Letter that is otherwise required to be filed as an exhibit, except as to the Backstop Party and the amount of such Backstop Party’s Backstop Commitment Amount (as defined in the Chapter 11 Plan Backstop Commitment Letter). In accordance with instruction no. 2 to Item 601 of Regulation S-K, the registrant has filed the form of such Chapter 11 Plan Backstop Commitment Letter, with a schedule identifying the Chapter 11 Plan Backstop Commitment Letters omitted and setting forth the material details in which each Chapter 11 Plan Backstop Commitment Letter differs from the form that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any Chapter 11 Plan Backstop Commitment Letter so omitted.

***Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

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

Dated: May 1, 2020