Form 10-Q
period 2020-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2020-07-30
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				June 30, 2020
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 27, 2020:
PG&E Corporation:	1,941,473,377
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2019 Form 10-K	PG&E Corporation and Pacific Gas and Electric Company’s combined Annual Report on Form 10-K for the year ended December 31, 2019
2019 Wildfire Mitigation Plan	the wildfire mitigation plan for 2019 submitted by the Utility to the CPUC pursuant to SB 901, previously also referred to as the “2019 Wildfire Safety Plan”
AB	Assembly Bill
ABR	alternate base rate
ALJ	administrative law judge
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB (see below)
Backstop Party	a third-party investor party to a Backstop Commitment Letter
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CARB	California Air Resources Board
CARE	California Alternate Rates for Energy
CCA	Community Choice Aggregator
CEMA	Catastrophic Event Memorandum Account
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CHT	Customer Harm Threshold
CPUC	California Public Utilities Commission
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CRRs	congestion revenue rights
CUE	Coalition of California Utility Employees
CVA	Climate Vulnerability Assessment
DA	Direct Access
Diablo Canyon	Diablo Canyon nuclear power plant
DIP Credit Agreement	Senior Secured Superpriority Debtor in Possession Credit, Guaranty and Security Agreement, dated as of February 1, 2019, among the Utility, as borrower, PG&E Corporation, as guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as collateral agent
DTSC	Department of Toxic Substances Control
EPS	earnings per common share
Effective Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
FRMMA	Fire Risk Mitigation Memorandum Account
Fire Victim Trust	trust to be established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) is to be funded
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage

HSM	Hazardous Substance Memorandum Account
IOU(s)	investor-owned utility(ies)
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this Form 10-Q
MGP(s)	manufactured gas plants
the Monitor	third-party monitor retained as part of its compliance with the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceedings
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
OES	State of California Office of Emergency Services
OII	order instituting investigation
OIR	order instituting rulemaking
PCIA	Power Charge Indifference Adjustment
POD	Presiding Officer’s Decision
PD	proposed decision
Petition Date	January 29, 2019
PSA	plan support agreement
PSPS	Public Safety Power Shutoff
RA	resource adequacy
ROE	return on equity
RSA	restructuring support agreement (as amended)
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
Tax Act	Tax Cuts and Jobs Act of 2017
TCC	Official Committee of Tort Claimants
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
WEMA	Wildfire Expense Memorandum Account
Wildfire Assistance Fund	program designed to assist those displaced by the 2018 Camp fire and 2017 Northern California wildfires with the costs of temporary housing and other urgent needs
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment
Wildfires OII	Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire
WMP	Wildfire Mitigation Plan
WMPMA	Wildfire Mitigation Plan Memorandum Account

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to liabilities subject to compromise, insurance receivable, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances.  These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions.  PG&E Corporation and the Utility are not able to predict all the factors that may affect future results.  Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•PG&E Corporation’s and the Utility’s historical financial information not being indicative of future financial performance as a result of the Chapter 11 Cases and the financial and other restructuring recently undergone by PG&E Corporation and the Utility in connection with emergence from Chapter 11;

•the ability of PG&E Corporation and the Utility to raise financing for operations and investment;

•the risks and uncertainties associated with the 2019 Kincade fire, including the extent of the Utility’s liability in connection with the Kincade fire and whether the Utility will be able to timely recover related costs incurred therewith in excess of insurance; the timing of the insurance recoveries; the timing and outcome of the referral of the Cal Fire report in connection therewith to the Sonoma County District Attorney; and potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action;

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

•restrictions on PG&E Corporation’s and the Utility’s ability to pursue strategic and operational initiatives upon emergence from the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 of title 11 of the U.S. Code (the “Chapter 11 Cases”);

•the ability of PG&E Corporation and the Utility to securitize $7.5 billion of costs related to the 2017 Northern California wildfires in a financing transaction that is designed to be rate neutral to customers;

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

•the risks and uncertainties associated with the requirement under AB 1054 that the Utility maintain a valid safety certification pursuant to Section 8389(e) of the Public Utilities Code and the potential unavailability of the Wildfire Fund in the event the Utility fails to maintain a valid safety certification;

•the timing and outcome of future regulatory and legislative developments in connection with SB 901, including future wildfire reforms, inverse condemnation reform, and other wildfire mitigation measures or other reforms targeted at the Utility or its industry;

•the severity, extent and duration of the global COVID-19 pandemic and its impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows, as well as on energy demand in the Utility’s service territory, the ability of the Utility to collect on customer invoices, the ability of the Utility to offset these effects, including with spending reductions, and the ability of the Utility to recover any losses incurred in connection with the COVID-19 pandemic through cost recovery, and the impact of workforce disruptions, if any;

•whether the Utility will be able to obtain full recovery of its significantly increased insurance premiums, and the timing of any such recovery;

•whether the Utility can obtain wildfire insurance at a reasonable cost in the future, or at all, and whether insurance coverage is adequate for future losses or claims;

•increased employee attrition as a result the Chapter 11 Cases and the challenging political and operating environment facing PG&E Corporation and the Utility;

•the timing and outcomes of the 2020 GRC, FERC TO18, TO19, and TO20 rate cases, 2018 and 2019 CEMA applications, WEMA application, future applications for FHPMA, FRMMA, CPPMA, and WMPMA, future cost of capital proceedings, and other ratemaking and regulatory proceedings;

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

•the effects on PG&E Corporation’s and the Utility’s reputations caused by matters such as the CPUC’s investigations and enforcement proceedings and the Utility’s criminal guilty plea as described in Note 10 of the Notes to the Condensed Consolidated Financial Statements under the heading “District Attorneys’ Offices Investigations”;

•the outcome of future legislative or regulatory actions as part of “Enhanced Enforcement” or otherwise that may be taken, such as requiring the Utility to transfer ownership of the Utility’s assets to municipalities or other public entities, or implement corporate governance, operational or other changes;

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

•the timing and outcome in the Court of Appeals of the appeal of FERC’s order denying rehearing on March 17, 2020 granting the Utility a 50-basis point ROE incentive adder for continued participation in the CAISO;

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

•the outcome of future legislative developments in connection with SB 350 (the Golden State Energy Act), a bill which was signed into law on June 30, 2020 and authorizes the creation by the Governor of a new entity “Golden State Energy,” a nonprofit public benefit corporation, for the purpose of acquiring the Utility’s assets and serving electric and gas in the Utility’s service territory in the event that the CPUC revokes the Utility’s Certificate of Public Convenience and Necessity;

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

•the impact of the regulation of utilities and their holding companies, including how the CPUC interprets and enforces the financial and other conditions imposed on PG&E Corporation when it became the Utility’s holding company, and whether the uncertainty in connection with the Utility’s probation or enforcement matters will impact the Utility’s ability to make distributions to PG&E Corporation;

•the outcome of federal or state tax audits and the impact of any changes in federal or state tax laws, policies, regulations, or their interpretation;

•whether PG&E Corporation or the Utility undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as a result of the implementation of the Plan (as defined below) and in subsequent years, as a result of which, tax attributes could be limited;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Electric	$3,435	$2,946	$6,475	$5,738
Natural gas	1,098	997	2,364	2,216
Total operating revenues	4,533	3,943	8,839	7,954
Operating Expenses
Cost of electricity	759	837	1,304	1,436
Cost of natural gas	134	108	418	447
Operating and maintenance	2,141	1,942	4,108	4,029
Wildfire-related claims, net of insurance recoveries	170	3,900	170	3,900
Wildfire fund expense	173	—	173	—
Depreciation, amortization, and decommissioning	874	796	1,729	1,593
Total operating expenses	4,251	7,583	7,902	11,405
Operating Income (Loss)	282	(3,640)	937	(3,451)
Interest income	12	22	28	44
Interest expense	(199)	(60)	(453)	(163)
Other income, net	100	66	197	137
Reorganization items, net	(1,624)	(56)	(1,800)	(183)
Loss Before Income Taxes	(1,429)	(3,668)	(1,091)	(3,616)
Income tax provision (benefit)	539	(1,119)	503	(1,203)
Net Loss	(1,968)	(2,549)	(1,594)	(2,413)
Preferred stock dividend requirement of subsidiary	4	4	7	7
Loss Attributable to Common Shareholders	$(1,972)	$(2,553)	$(1,601)	$(2,420)
Weighted Average Common Shares Outstanding, Basic	529	529	529	528
Weighted Average Common Shares Outstanding, Diluted	529	529	529	528
Net Loss Per Common Share, Basic	$(3.73)	$(4.83)	$(3.03)	$(4.58)
Net Loss Per Common Share, Diluted	$(3.73)	$(4.83)	$(3.03)	$(4.58)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Loss	$(1,968)	$(2,549)	$(1,594)	$(2,413)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, at respective dates)	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive Loss	(1,968)	(2,549)	(1,594)	(2,413)
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Loss Attributable to Common Shareholders	$(1,972)	$(2,553)	$(1,601)	$(2,420)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$968	$1,570
Restricted cash	14,413	7
Accounts receivable:
Customers (net of allowance for doubtful accounts of $81 and $43 at respective dates)	1,419	1,287
Accrued unbilled revenue	1,061	969
Regulatory balancing accounts	2,638	2,114
Other	2,618	2,617
Regulatory assets	377	315
Inventories:
Gas stored underground and fuel oil	89	97
Materials and supplies	564	550
Wildfire fund asset	466	—
Other	400	639
Total current assets	25,013	10,165
Property, Plant, and Equipment
Electric	64,832	62,707
Gas	23,371	22,688
Construction work in progress	2,615	2,675
Other	20	20
Total property, plant, and equipment	90,838	88,090
Accumulated depreciation	(27,437)	(26,455)
Net property, plant, and equipment	63,401	61,635
Other Noncurrent Assets
Regulatory assets	7,507	6,066
Nuclear decommissioning trusts	3,196	3,173
Operating lease right of use asset	2,127	2,286
Wildfire fund asset	6,048	—
Income taxes receivable	67	67
Other	1,870	1,804
Total other noncurrent assets	20,815	13,396
TOTAL ASSETS	$109,229	$85,196

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$300	$—
Long-term debt, classified as current	450	—
Debtor-in-possession financing, classified as current	2,000	1,500
Accounts payable:
Trade creditors	3,399	1,954
Regulatory balancing accounts	1,915	1,797
Other	631	566
Operating lease liabilities	551	556
Interest payable	1,363	4
Disputed claims and customer refunds	238	—
Wildfire-related claims	26,143	—
Wildfire fund liability	5,200	—
Other	3,605	1,254
Total current liabilities	45,795	7,631
Noncurrent Liabilities
Long-term debt	34,920	—
Regulatory liabilities	9,641	9,270
Pension and other post-retirement benefits	1,941	1,884
Asset retirement obligations	5,961	5,854
Deferred income taxes	1,171	320
Operating lease liabilities	1,576	1,730
Other	4,423	2,573
Total noncurrent liabilities	59,633	21,631
Liabilities Subject to Compromise	—	50,546
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 800,000,000 shares at respective dates; 529,793,355 and 529,236,741 shares outstanding at respective dates	13,045	13,038
Reinvested earnings	(9,486)	(7,892)
Accumulated other comprehensive loss	(10)	(10)
Total shareholders’ equity	3,549	5,136
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	3,801	5,388
TOTAL LIABILITIES AND EQUITY	$109,229	$85,196

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,594)	$(2,413)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,729	1,593
Allowance for equity funds used during construction	(21)	(45)
Deferred income taxes and tax credits, net	869	(915)
Reorganization items, net (Note 2)	1,558	90
Wildfire fund expense	173	—
Other	142	53
Effect of changes in operating assets and liabilities:
Accounts receivable	(389)	(54)
Wildfire-related insurance receivable	99	35
Inventories	(19)	(41)
Accounts payable	722	159
Wildfire-related claims	619	(14)
Income taxes receivable/payable	—	5
Other current assets and liabilities	529	(15)
Regulatory assets, liabilities, and balancing accounts, net	(1,570)	(34)
Liabilities subject to compromise	413	4,221
Other noncurrent assets and liabilities	31	132
Net cash provided by operating activities	3,291	2,757
Cash Flows from Investing Activities
Capital expenditures	(3,399)	(2,410)
Proceeds from sales and maturities of nuclear decommissioning trust investments	787	517
Purchases of nuclear decommissioning trust investments	(837)	(547)
Other	8	6
Net cash used in investing activities	(3,441)	(2,434)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	500	1,850
Repayments of debtor-in-possession credit facility	—	(350)
Debtor-in-possession credit facility debt issuance costs	(3)	(111)
Proceeds from issuance of long-term debt, net of discount and issuance costs of $165	13,510	—
Bridge facility financing fees	(73)	—
Common stock issued	—	85
Other	20	(6)
Net cash provided by financing activities	13,954	1,468
Net change in cash, cash equivalents, and restricted cash	13,804	1,791
Cash, cash equivalents, and restricted cash at January 1	1,577	1,675
Cash, cash equivalents, and restricted cash at June 30	$15,381	$3,466
Less: Restricted cash and restricted cash equivalents included in other current assets	(14,413)	(7)
Cash and cash equivalents at June 30	$968	$3,459

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$—	$(21)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$273	$836
Operating lease liabilities arising from obtaining right-of-use assets	13	2,816

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2019	529,236,741	$13,038	$(7,892)	$(10)	$5,136	$252	$5,388
Net income	—	—	374	—	374	—	374
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	549,155	—	—	—	—	—	—
Stock-based compensation amortization	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2020	529,785,896	$13,035	$(7,518)	$(10)	$5,507	$252	$5,759
Net loss	—	—	(1,968)	—	(1,968)	—	(1,968)
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	7,459	—	—	—	—	—	—
Stock-based compensation amortization	—	10	—	—	10	—	10
Balance at June 30, 2020	529,793,355	$13,045	$(9,486)	$(10)	$3,549	$252	$3,801

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2018	520,338,710	$12,910	$(250)	$(9)	$12,651	$252	$12,903
Net income	—	—	136	—	136	—	136
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	8,871,568	85	—	—	85	—	85
Stock-based compensation amortization	—	5	—	—	5	—	5
Balance at March 31, 2019	529,210,278	$13,000	$(114)	$(9)	$12,877	$252	$13,129
Net loss	—	—	(2,549)	—	(2,549)	—	(2,549)
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	13,515	—	—	—	—	—	—
Stock-based compensation amortization	—	14	—	—	14	—	14
Balance at June 30, 2019	529,223,793	$13,014	$(2,663)	$(9)	$10,342	$252	$10,594

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues
Electric	$3,435	$2,946	$6,475	$5,738
Natural gas	1,098	997	2,364	2,216
Total operating revenues	4,533	3,943	8,839	7,954
Operating Expenses
Cost of electricity	759	837	1,304	1,436
Cost of natural gas	134	108	418	447
Operating and maintenance	2,145	1,940	4,110	4,044
Wildfire-related claims, net of insurance recoveries	170	3,900	170	3,900
Wildfire fund expense	173	—	173	—
Depreciation, amortization, and decommissioning	874	796	1,729	1,593
Total operating expenses	4,255	7,581	7,904	11,420
Operating Income (Loss)	278	(3,638)	935	(3,466)
Interest income	12	22	28	43
Interest expense	(189)	(60)	(441)	(161)
Other income, net	93	64	186	130
Reorganization items, net	(111)	(57)	(204)	(168)
Income (Loss) Before Income Taxes	83	(3,669)	504	(3,622)
Income tax provision (benefit)	556	(1,119)	526	(1,205)
Net Loss	(473)	(2,550)	(22)	(2,417)
Preferred stock dividend requirement	4	4	7	7
Loss Attributable to Common Stock	$(477)	$(2,554)	$(29)	$(2,424)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Loss	$(473)	$(2,550)	$(22)	$(2,417)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, at respective dates)	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive Loss	$(473)	$(2,550)	$(22)	$(2,417)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$746	$1,122
Restricted cash	9,076	7
Accounts receivable:
Customers (net of allowance for doubtful accounts of $81 and $43 at respective dates)	1,419	1,287
Accrued unbilled revenue	1,061	969
Regulatory balancing accounts	2,638	2,114
Other	2,634	2,647
Regulatory assets	377	315
Inventories:
Gas stored underground and fuel oil	89	97
Materials and supplies	564	550
Wildfire fund asset	466	—
Other	388	628
Total current assets	19,458	9,736
Property, Plant, and Equipment
Electric	64,832	62,707
Gas	23,371	22,688
Construction work in progress	2,615	2,675
Other	18	18
Total property, plant, and equipment	90,836	88,088
Accumulated depreciation	(27,435)	(26,453)
Net property, plant, and equipment	63,401	61,635
Other Noncurrent Assets
Regulatory assets	7,507	6,066
Nuclear decommissioning trusts	3,196	3,173
Operating lease right of use asset	2,121	2,279
Wildfire fund asset	6,048	—
Income taxes receivable	66	66
Other	1,714	1,659
Total other noncurrent assets	20,652	13,243
TOTAL ASSETS	$103,511	$84,614

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions. except share amounts)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities
Long-term debt, classified as current	$100	$—
Debtor-in-possession financing, classified as current	2,000	1,500
Accounts payable:
Trade creditors	3,382	1,949
Regulatory balancing accounts	1,915	1,797
Other	717	675
Operating lease liabilities	548	553
Interest payable	1,331	4
Disputed claims and customer refunds	238	—
Wildfire-related claims	26,143	—
Wildfire fund liability	5,200	—
Other	1,579	1,263
Total current liabilities	43,153	7,741
Noncurrent Liabilities
Long-term debt	30,263	—
Regulatory liabilities	9,641	9,270
Pension and other post-retirement benefits	1,836	1,884
Asset retirement obligations	5,961	5,854
Deferred income taxes	1,316	442
Operating lease liabilities	1,573	1,726
Other	4,455	2,626
Total noncurrent liabilities	55,045	21,802
Liabilities Subject to Compromise	—	49,736
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	8,550	8,550
Reinvested earnings	(4,818)	(4,796)
Accumulated other comprehensive income	1	1
Total shareholders’ equity	5,313	5,335
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,511	$84,614

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net loss	$(22)	$(2,417)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,729	1,593
Allowance for equity funds used during construction	(21)	(45)
Deferred income taxes and tax credits, net	890	(920)
Reorganization items, net (Note 2)	13	91
Wildfire fund expense	173	—
Other	138	34
Effect of changes in operating assets and liabilities:
Accounts receivable	(374)	(64)
Wildfire-related insurance receivable	99	35
Inventories	(19)	(41)
Accounts payable	701	206
Wildfire-related claims	619	(14)
Income taxes receivable/payable	—	4
Other current assets and liabilities	(4)	(8)
Regulatory assets, liabilities, and balancing accounts, net	(1,570)	(34)
Liabilities subject to compromise	401	4,215
Other noncurrent assets and liabilities	47	141
Net cash provided by operating activities	2,800	2,776
Cash Flows from Investing Activities
Capital expenditures	(3,399)	(2,410)
Proceeds from sales and maturities of nuclear decommissioning trust investments	787	517
Purchases of nuclear decommissioning trust investments	(837)	(547)
Other	8	6
Net cash used in investing activities	(3,441)	(2,434)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	500	1,850
Repayments of debtor-in-possession credit facility	—	(350)
Debtor-in-possession credit facility debt issuance costs	(3)	(95)
Proceeds from issuance of long-term debt, net of discount and issuance costs of $75	8,850	—
Bridge facility financing fees	(33)	—
Other	20	(6)
Net cash provided by financing activities	9,334	1,399
Net change in cash, cash equivalents, and restricted cash	8,693	1,741
Cash, cash equivalents, and restricted cash at January 1	1,129	1,302
Cash, cash equivalents, and restricted cash at June 30	$9,822	$3,043
Less: Restricted cash and restricted cash equivalents included in other current assets	(9,076)	(7)
Cash and cash equivalents at June 30	$746	$3,036

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$—	$(19)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$273	$836
Operating lease liabilities arising from obtaining right-of-use assets	13	2,807

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$258	$1,322	$8,550	$(4,796)	$1	$5,335
Net income	—	—	—	451	—	451
Balance at March 31, 2020	$258	$1,322	$8,550	$(4,345)	$1	$5,786
Net loss	—	—	—	(473)	—	(473)
Balance at June 30, 2020	$258	$1,322	$8,550	$(4,818)	$1	$5,313

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$258	$1,322	$8,550	$2,826	$(1)	$12,955
Net income	—	—	—	133	—	133
Balance at March 31, 2019	$258	$1,322	$8,550	$2,959	$(1)	$13,088
Net loss	—	—	—	(2,550)	—	(2,550)
Balance at June 30, 2019	$258	$1,322	$8,550	$409	$(1)	$10,538

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

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Some of the more significant estimates and assumptions relate to the Utility’s regulatory assets and liabilities, wildfire-related liabilities, legal and regulatory contingencies, the Wildfire Fund, environmental remediation liabilities, AROs, insurance receivables, and pension and other post-retirement benefit plan obligations. Management believes that its estimates and assumptions reflected in the Condensed Consolidated Financial Statements are appropriate and reasonable. A change in management’s estimates or assumptions could result in an adjustment that would have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows during the period in which such change occurred.

Chapter 11 Emergence and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. PG&E Corporation and the Utility suffered material losses as a result of the 2017 Northern California wildfires and the 2018 Camp fire, which contributed to the decision to file for Chapter 11 protection on January 29, 2019. Uncertainty regarding these matters previously raised substantial doubt about PG&E Corporation’s and the Utility’s abilities to continue as going concerns.

As a result of PG&E Corporation’s and the Utility’s emergence from Chapter 11 on July 1, 2020 (the “Effective Date”), substantial doubt has been alleviated regarding the Company’s ability to meet its obligations as they become due within one year after the date the financial statements were issued. (For more information regarding the Chapter 11 Cases, see Note 2 below.)

NOTE 2: BANKRUPTCY FILING

Chapter 11 Proceedings

On January 29, 2019, PG&E Corporation and the Utility commenced the Chapter 11 Cases with the Bankruptcy Court. Prior to the Effective Date, PG&E Corporation and the Utility continued to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by PG&E Corporation or the Utility, as well as most litigation pending against PG&E Corporation and the Utility (including the third-party matters described in Note 10 below) as of the Petition Date, were subject to an automatic stay. Except as otherwise set forth in the Plan, the Confirmation Order (as defined below) or another order of the Bankruptcy Court, substantially all pre-petition liabilities were resolved under the Plan.

Significant Bankruptcy Court Actions

Plan of Reorganization and Restructuring Support Agreements

On June 19, 2020, PG&E Corporation and the Utility, certain funds and accounts managed or advised by Abrams Capital Management, LP (“Abrams”), and certain funds and accounts managed or advised by Knighthead Capital Management, LLC (“Knighthead” and, together with Abrams, the “Shareholder Proponents”) filed PG&E Corporation’s and the Utility’s and Shareholder Proponents’ Joint Chapter 11 Plan of Reorganization dated June 19, 2020 with the Bankruptcy Court (the “Plan”). On June 20, 2020, the Bankruptcy Court confirmed the Plan by issuing a confirmation order (the “Confirmation Order”). PG&E Corporation and the Utility emerged from Chapter 11 on July 1, 2020.

On September 22, 2019, PG&E Corporation and the Utility entered into a Restructuring Support Agreement with certain holders of insurance subrogation claims (collectively, the “Consenting Subrogation Creditors”) (as amended, the “Subrogation RSA”). As of June 30, 2020, PG&E Corporation and the Utility incurred $52 million in professional fees related to the Subrogation RSA. On December 19, 2019, the Bankruptcy Court entered an order approving the Subrogation RSA. See “Restructuring Support Agreement with Holders of Subrogation Claims” in Note 10 for further information on the Subrogation RSA.

On December 6, 2019, PG&E Corporation and the Utility entered into a Restructuring Support Agreement, which was subsequently amended on December 16, 2019 (as amended, the “TCC RSA”), with the TCC, the attorneys and other advisors and agents for holders of claims against PG&E Corporation and the Utility relating to the 2015 Butte fire, the 2017 Northern California wildfires and the 2018 Camp fire (other than the Subrogation Claims and Public Entity Wildfire Claims) (the “Fire Victim Claims”) that are signatories to the TCC RSA (each a “Consenting Fire Claimant Professional”), and the Shareholder Proponents. On December 19, 2019, the Bankruptcy Court entered an order approving the TCC RSA. See “Restructuring Support Agreement with the TCC” in Note 10 for further information on the TCC RSA.

On January 22, 2020, PG&E Corporation and the Utility entered into a Restructuring Support Agreement with those holders of senior unsecured debt of the Utility that are identified as “Consenting Noteholders” therein and the Shareholder Proponents (the “Noteholder RSA”). On February 5, 2020, the Bankruptcy Court entered an order approving the Noteholder RSA. See “Restructuring Support Agreement with the Ad Hoc Noteholder Committee” in Note 10 for further information on the Noteholder RSA.

Confirmation of the Plan of Reorganization

On March 20, 2020, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court (the “Case Resolution Contingency Process Motion”) for entry of an order approving a case resolution contingency process to address the circumstance in which the Plan is not confirmed or fails to become effective in accordance with certain required dates (the “Case Resolution Contingency Process”). The Case Resolution Contingency Process Motion sets forth certain other commitments by PG&E Corporation and the Utility in connection with the confirmation process and implementation of the Plan, including among other things, limitations on the ability of PG&E Corporation to pay dividends; commitments by the Utility with respect to cost recovery of amounts paid in respect of “Fire Claims” under the Plan; the terms of a purchase option in favor of the state of California (which would be exercisable only in limited circumstances); and commitments with respect to the Utility’s utilization of the cash benefits associated with wildfire-related net operating losses. The Bankruptcy Court entered the order approving the Case Resolution Contingency Process Motion on April 9, 2020.

On May 28, 2020, the CPUC approved, with conditions and modifications, the Plan pursuant to the requirements of Assembly Bill 1054. Pursuant to the decision, changes to the Utility’s governance structure and enhancements to the CPUC’s oversight have been put in place to facilitate the Utility’s ability to provide safe, reliable and affordable utility service. The CPUC’s final decision was issued on June 1, 2020.

The Plan as confirmed by the Confirmation Order provides for certain transactions and the satisfaction and treatment of claims against and interests in PG&E Corporation and the Utility, each in accordance with the terms of the Plan, including the following transactions:

•PG&E Corporation and the Utility funded a trust (the “Fire Victim Trust”) for the benefit of all holders of Fire Victim Claims, whose claims were channeled to the Fire Victim Trust on the Effective Date with no recourse to PG&E Corporation and the Utility. In full satisfaction, release, and discharge of all Fire Victim Claims, the Fire Victim Trust was funded with $5.4 billion in cash (with an additional $1.35 billion in cash to be funded on a deferred basis), common stock of the Reorganized Corporation representing 22.19% of the outstanding common stock of the Reorganized Corporation as of the Effective Date (subject to potential adjustments), plus the assignment of certain rights and causes of action;

•PG&E Corporation and the Utility funded a trust (the “Subrogation Wildfire Trust”) for the benefit of insurance subrogation claimants in the amount of $11.0 billion in cash. Such amount was initially funded into escrow and later paid to the Subrogation Wildfire Trust. As a result of such funding, all insurance subrogation claims have been satisfied, released and discharged and channeled to the Subrogation Wildfire Trust with no recourse to PG&E Corporation or the Utility;

•PG&E Corporation and the Utility paid $1.0 billion in cash to certain local public entities (the “Settling Public Entities”) that entered into plan support agreements with PG&E Corporation and the Utility and established a segregated fund in the amount of $10 million to be used to reimburse the Settling Public Entities for any and all legal fees and costs associated with the defense or resolution of any third party claims against the Settling Public Entities in full satisfaction, release and discharge of such Settling Public Entities’ wildfire related claims;

•The Utility Short-Term Senior Notes, the Utility Long-Term Senior Notes and the Utility Funded Debt (except for $100 million of pollution control bonds (Series 2008F and 2010E), which are to be repaid in cash) were refinanced and the Utility Reinstated Senior Notes were reinstated and collateralized on or around the Effective Date through the issuance of a corresponding series of first mortgage bonds of the Utility;

•PG&E Corporation paid in full all of its pre-petition funded debt obligations that are allowed in the Chapter 11 Cases;

•PG&E Corporation and the Utility repaid all borrowings under the DIP Facilities and will pay all other allowed administrative expense claims in accordance with the Plan;

•Holders of Allowed Priority Tax Claims will receive in the third quarter of 2020, at the option of PG&E Corporation and the Utility, (i) Cash in an amount equal to such Allowed Priority Tax Claims on the Effective Date or as soon as reasonably practicable thereafter, or (ii) Cash in equal, semi-annual installments over a period not exceeding five years from and after the Petition Date;

•Holders of Allowed Other Secured Claims will, at the option of PG&E Corporation and the Utility, (i) retain their Other Secured Claims and the Collateral securing such Claims; (ii) receive Cash in an amount equal to such Allowed Secured Claims; or (iii) receive treatment of such Allowed Other Secured Claims in any other manner that is necessary to satisfy the requirements of section 1124 of the Bankruptcy Code;

•Holders of Allowed Priority Non-Tax Claims will, at the option of PG&E Corporation and the Utility, receive (i) Cash in an amount equal to such Allowed Priority Non-Tax Claims, or (ii) such other treatment consistent with the provisions of section 1129(a)(9) of the Bankruptcy Code;

•PG&E Corporation and the Utility will pay in full all pre-petition General Unsecured Claims that are allowed in the Chapter 11 Cases; and

•PG&E Corporation and the Utility will pay all Allowed Subordinated Debt Claims in full and provide to each holder of an Allowed HoldCo Rescission or Damage Claim a number of shares of New HoldCo Common Stock based on a formula as specified in the Plan that varies depending on when the claimant purchased the affected shares of common stock.

In addition, the Plan also provides for the following in connection with or following the implementation of the Plan:

•Holders of claims related to the 2016 Ghost Ship fire will be entitled to pursue their claims against PG&E Corporation and the Utility, with any recovery being limited to amounts available under PG&E Corporation’s and the Utility’s insurance policies for the 2016 year;

•Holders of certain claims may be able to pursue their claims against PG&E Corporation and the Utility, such as administrative expense claims that have not been satisfied or come due by the Effective Date, claims arising from wildfires occurring after the Petition Date that have not been satisfied by the Effective Date (including the Kincade Fire), and claims relating to certain FERC refund proceedings, workers’ compensation benefits and certain environmental claims;

•PG&E Corporation or the Utility, as applicable, assumed all of their respective power purchase agreements and community choice aggregation servicing agreements; and

•PG&E Corporation or the Utility, as applicable, assumed all of their respective pension obligations, other employee obligations, and collective bargaining agreements with labor.

The Confirmation Order contains a Channeling Injunction that is also in the Plan that provides, among other things, that the sole source of recovery for holders of Subrogation Wildfire Claims will be from the Subrogation Wildfire Trust and the sole source of recovery for holders of Fire Victim Claims will be from the Fire Victim Trust. The holders of such Claims will have no recourse to or Claims whatsoever against PG&E Corporation and the Utility or their assets and properties.

The Plan as confirmed by the Confirmation Order provides for certain financing transactions as follows:

•one or more equity offerings of up to $9.0 billion of gross proceeds in cash through the issuance of common stock and/or other equity and/or equity-linked securities pursuant to one or more offerings and/or private placements;

•the issuance of $4.75 billion of new PG&E Corporation debt;

•the reinstatement of $9.575 billion of pre-petition debt of the Utility; and

•the issuance of $23.775 billion of new Utility debt, consisting of (i) $6.2 billion of New Utility Long-Term Bonds to be issued to holders of certain pre-petition senior notes of the Utility pursuant to the Plan, (ii) $1.75 billion of New Utility Short-Term Bonds to be issued to holders of certain pre-petition senior notes of the Utility pursuant to the Plan, (iii) $3.9 billion of New Utility Funded Debt Exchange Bonds to be issued to holders of certain pre-petition indebtedness of the Utility pursuant to the Plan and (iv) $11.925 billion of new debt securities or bank debt of the Utility to be issued to third parties for cash on or prior to the Effective Date (of which $6.0 billion is expected to be repaid with the proceeds of a new securitization transaction after the Effective Date) (see Note 5 below for a description of the debt transactions that occurred on or before the Effective Date).

As described below, the foregoing financing transactions occurred on or around the Effective Date.

Restructuring Support Agreement with the Ad Hoc Noteholder Committee

On January 22, 2020, PG&E Corporation and the Utility entered into the Noteholder RSA with those holders of senior unsecured debt of the Utility that are identified as “Consenting Noteholders” therein and the Shareholder Proponents. The Noteholder RSA provides for, among other things, (i) the refinancing of the Utility’s senior unsecured debt in satisfaction of all claims arising out of the Utility Short-Term Senior Notes, the Utility Long-Term Senior Notes and the Utility Funded Debt, and (ii) the reinstatement of the Utility Reinstated Senior Notes (together with the Utility Short-Term Senior Notes and Utility Long-Term Senior Notes, the “Utility Senior Note Claims”), in each case pursuant to the Plan and upon the terms and conditions set forth in the Noteholder RSA. Under the Noteholder RSA, PG&E Corporation and the Utility also agreed to reimburse the holders of Utility Long-Term Senior Notes for debt placement fees and the members of the Ad Hoc Noteholder Committee for professional fees of up to $106 million upon the terms and conditions set forth in the Noteholder RSA. On July 1, 2020, the Utility recorded $102 million in fees as additional debt discount on the Utility’s refinanced debt.

The Noteholder RSA provides for the following treatment of Utility Senior Note Claims and Utility Funded Debt which treatment was incorporated into the Plan:

•Utility Short-Term Senior Notes: Utility notes outstanding at June 30, 2020 maturing through 2022 in an aggregate principal amount of $1.75 billion (the “Utility Short-Term Senior Notes”) received new Utility first mortgage bonds in the following aggregate principal amounts: $875 million of new Utility 3.45% first mortgage bonds due 2025 and $875 million of new Utility 3.75% first mortgage bonds due 2028 (together, the “New Utility Short-Term Bonds”). The New Utility Short-Term Bonds otherwise have substantially similar terms and conditions as the Utility’s 6.05% Senior Notes due March 1, 2034. Additionally, holders of claims arising out of the Utility Short-Term Senior Notes received cash in an amount equal to the sum of (1) the amount of pre-petition interest outstanding on the Utility Short-Term Senior Notes calculated using the applicable non-default contract rate and (2) interest calculated using the Federal Judgment Rate on the sum of (A) the applicable principal amount of the Utility Short-Term Senior Notes and (B) the amount in clause (1) for the period commencing on the day after the Petition Date and ending on the Effective Date.

•Utility Long-Term Senior Notes: All long-term Utility notes bearing an interest rate greater than 5.00%, of which there is an aggregate principal amount outstanding of $6.2 billion (the “Utility Long-Term Senior Notes”), received new Utility first mortgage bonds in the following aggregate principal amounts: $3.1 billion of new Utility 4.55% first mortgage bonds due 2030 and $3.1 billion of new Utility 4.95% first mortgage bonds due 2050 (together, the “New Utility Long-Term Bonds”). The New Utility Long-Term Bonds otherwise have substantially similar terms and conditions as the Utility’s 3.95% Senior Notes due December 1, 2047. Additionally, holders of claims arising out of the Utility Long-Term Senior Notes received cash in an amount equal to the sum of (1) the amount of pre-petition interest outstanding on the Utility Long-Term Senior Notes calculated using the applicable non-default contract rate and (2) interest calculated using the federal judgment rate on the sum of (A) the applicable principal amount of the Utility Long-Term Senior Notes and (B) the amount in clause (1) for the period commencing on the Petition Date and ending on the Effective Date.

•Utility Reinstated Senior Notes: The remaining outstanding $9.575 billion aggregate principal amount of Utility notes (the “Utility Reinstated Senior Notes”) were reinstated on their contractual terms, including being secured equally and ratably with the New Utility Short-Term Notes and the New Utility Long-Term Notes for so long as any outstanding Utility debt is secured, subject to certain exceptions.

•Utility Funded Debt: Holders of the Utility’s pre-petition credit facilities and Pollution Control bonds (collectively, the “Utility Funded Debt”) received new Utility secured notes in the following aggregate principal amounts: $1.95 billion in new Utility 3.15% first mortgage bonds due 2026 that will otherwise have the same terms and conditions as the Utility’s 6.05% Senior Notes due March 1, 2034, and $1.95 billion in new Utility 4.50% first mortgage bonds due 2040 that will otherwise have the same terms and conditions as the Utility’s 3.95% Senior Notes due December 1, 2047 (the “New Utility Funded Debt Exchange Bonds”). Additionally, holders of claims arising out of the Utility Funded Debt received cash in an amount equal to the sum of (1) the amount of pre-petition interest outstanding on the Utility Funded Debt calculated using the applicable non-default contract rate, (2) fees and charges and other obligations owed as of the Petition Date in respect of the Utility Funded Debt, (3) reasonable attorney’s fees and expenses of counsel, subject a maximum of $6 million and (4) interest calculated using the federal judgment rate on the sum of (A) the applicable principal amount of the Utility Funded Debt and (B) the amount in clauses (1) and (2) for the period commencing on the Petition Date and ending on the Effective Date.

As described below in Note 12, on July 27, 2020, Elliott Management Corporation, a Consenting Noteholder, filed a motion with the Bankruptcy Court asserting an approximately $250 million administrative claim against PG&E Corporation and the Utility, alleging that PG&E Corporation and the Utility breached the Noteholder RSA by failing to use their best efforts to cause Backstop Parties to transfer up to $2.0 billion of Backstop Commitments to certain of the Consenting Noteholders. Objections to the motion are due on August 11, 2020, and a hearing on the motion is scheduled for August 25, 2020. PG&E Corporation and the Utility are unable to predict the timing and outcome of this proceeding.

Debt Commitment Letters

On October 11, 2019, PG&E Corporation and the Utility entered into debt commitment letters, which were subsequently amended on November 18, 2019, December 20, 2019, January 30, 2020, and February 14, 2020 (as amended, the “Debt Commitment Letters”) with JPMorgan Chase Bank, N.A., Bank of America, N.A., BofA Securities, Inc., Barclays Bank PLC, Citigroup Global Markets Inc., Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC and the other lenders that may become parties to the Debt Commitment Letters as additional “Commitment Parties” as provided therein (the foregoing parties, collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide $10.825 billion in bridge financing in the form of (a) a $5.825 billion senior secured bridge loan facility (the “OpCo Facility”) with the Utility or any domestic entity formed to hold all of the assets of the Utility upon emergence from bankruptcy (the Utility or any such entity, the “OpCo Borrower”) as borrower thereunder and (b) a $5.0 billion senior unsecured bridge loan facility (together with the OpCo Facility, the “Facilities”) with PG&E Corporation or any domestic entity formed to hold all of the assets of PG&E Corporation upon emergence from bankruptcy (PG&E Corporation or any such entity, the “HoldCo Borrower”) as borrower thereunder, subject to the terms and conditions set forth therein.

On March 16, 2020, the Bankruptcy Court approved the Debt Commitment Letters as amended through February 14, 2020. PG&E Corporation and the Utility recorded facility fees of $4 million and $2 million, respectively, during the three months ended June 30, 2020 and $40 million and $33 million respectively, during the six months ended June 30, 2020, reflected in Reorganization items, net on the Condensed Consolidated Statements of Income. Of the $33 million in cash paid for the Utility’s facility fees, during the six months ended June 30, 2020, the Utility recorded $18 million to a regulatory asset for fees that are deemed probable of recovery.

In lieu of entering into the Facilities contemplated by the Debt Commitment Letters, PG&E Corporation and the Utility obtained permanent exit financing in the form of bank facilities and debt securities and terminated the Debt Commitment Letters of the Utility on June 19, 2020 and PG&E Corporation on June 23, 2020.

Equity Financing

In connection with its emergence from Chapter 11 in July 2020, PG&E raised an aggregate of $9.0 billion of gross proceeds through the issuance of common stock and other equity-linked instruments. For more information, see Note 6 below.

Equity Backstop Commitments and Forward Stock Purchase Agreements

As of March 6, 2020, PG&E Corporation entered into Chapter 11 Plan Backstop Commitment Letters (collectively, as amended by the Consent Agreements (as defined below), the “Backstop Commitment Letters”) with investors (collectively, the “Backstop Parties”), pursuant to which the Backstop Parties severally agreed to fund up to $12.0 billion of proceeds to finance the Plan through the purchase of PG&E Corporation common stock, subject to the terms and conditions set forth in such Backstop Commitment Letters (the “Backstop Commitments”). As a result of PG&E Corporation emerging from Chapter 11 on July 1, 2020, the Backstop Commitments were not utilized and terminated in accordance with their terms.

The commitment premium for the Backstop Commitments was paid in shares of PG&E Corporation’s common stock (with each Backstop Party receiving its pro rata share of 119 million shares of PG&E Corporation’s common stock based on the proportion of the amount of such Backstop Party’s Backstop Commitment to $12.0 billion). PG&E Corporation issued the commitment premium shares to the Backstop Parties on July 1, 2020 in connection with emerging from Chapter 11.

As of June 30, 2020, PG&E Corporation recorded approximately $1.1 billion of expense related to the Backstop Commitment premium in Reorganization items, net. This amount was primarily based on PG&E Corporation’s closing stock price on June 30, 2020 of $8.87 per share. On the Effective Date, PG&E Corporation’s closing price was $9.03 per share and as a result, PG&E Corporation will record an additional $27 million expense in the third quarter of 2020.

Under the Backstop Commitment Letters, PG&E Corporation and the Utility have also agreed to reimburse the Backstop Parties for reasonable professional fees and expenses of up to $34 million in the aggregate for the legal advisors and $19 million in the aggregate for the financial advisor, upon the terms and conditions set forth in the Backstop Commitment Letters. As of June 30, 2020, PG&E Corporation recorded $49 million in professional fees and related expenses to the Backstop parties in Reorganization items, net.

In connection with PG&E Corporation’s underwritten offerings of up to $5.75 billion of equity securities to finance the transactions contemplated by the Plan (the “Offerings”), up to $523 million (the “Option Amount”) was issuable pursuant to customary options granted to the underwriters thereof to purchase additional securities (the “Option Securities”).

On June 19, 2020, PG&E Corporation entered into prepaid forward contracts (the “Forward Stock Purchase Agreements”) with the Backstop Parties. Each Forward Stock Purchase Agreement provides that, subject to certain conditions, the Backstop Party will purchase on the Effective Date, and receive on the Settlement Date (as defined in each Forward Stock Purchase Agreement) an amount of common stock of PG&E Corporation equal to its pro rata share of the value of the Option Securities which is approximately $523 million (such amount, each Backstop Party’s “Greenshoe Backstop Purchase Amount”), at a price per share equal to the lesser of (i) the lowest per share price of common stock sold on an underwritten basis to the public in an offering of common stock of PG&E Corporation, as disclosed on the cover page of the prospectus or prospectus supplement, and (ii) the price per share payable by the investors party to the Investment Agreement dated as of June 7, 2020 (such lesser price, the “Settlement Price”). The Settlement Price is $9.50 per share. Each Forward Stock Purchase Agreement expires on the later of (x) 30 days from June 25, 2020 and (y) the latest settlement date for the sale of Option Securities to the underwriters.

On June 25, 2020, the Backstop Parties funded the Greenshoe Backstop Purchase Amount to PG&E Corporation in the amount of $523 million which is recorded in Other current liabilities on the Condensed Consolidated Financial Statements. As of June 30, 2020, no portion of the Greenshoe Backstop Purchase Amount had been settled or redeemed. PG&E Corporation applied the proceeds of such funding to distributions under the Plan on the Effective Date . On August 3, 2020, PG&E Corporation will redeem $120.5 million of the Forward Stock Purchase Agreements payable in cash as a result of the exercise by the underwriters of their option to purchase Equity Units pursuant to the Equity Units Underwriting Agreement. On August 3, 2020, PG&E Corporation will deliver 42.3 million shares of PG&E Corporation common stock to the Backstop Parties to settle the portion of the Forward Stock Purchase Agreements that will not be redeemed.

Additionally, each Forward Stock Purchase Agreement provides that, subject to the consummation by PG&E Corporation of the Offerings, PG&E Corporation will issue to each Backstop Party its pro rata share of 50 million shares of common stock (such shares, each Backstop Party’s “Additional Backstop Premium Shares”). The Additional Backstop Premium Shares were issued to Backstop Parties on the Effective Date. As of June 30, 2020, PG&E Corporation recorded $444 million of expense related to the Additional Backstop Premium Shares in Reorganization items, net. This amount was based primarily on PG&E Corporation’s closing stock price on June 30, 2020 of $8.87 per share. On the Effective Date, PG&E Corporation’s closing stock price was $9.03 per share and as a result, PG&E Corporation will record an additional $8 million expense in the third quarter of 2020.

Financial Reporting in Reorganization

Effective on the Petition Date and up to June 30, 2020, PG&E Corporation and the Utility applied accounting standards applicable to reorganizations, which are applicable to companies under Chapter 11 bankruptcy protection. These accounting standards require the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that was directly associated with reorganization proceedings must have been reported separately as reorganization items, net in the Condensed Consolidated Statements of Income. In addition, the balance sheet must have distinguished pre-petition LSTC of PG&E Corporation and the Utility from pre-petition liabilities that were not subject to compromise, post-petition liabilities, and liabilities of the subsidiaries of PG&E Corporation that were not debtors in the Chapter 11 Cases in the Condensed Consolidated Balance Sheets. LSTC are pre-petition obligations that were not fully secured and had at least a possibility of not being repaid at the full claim amount. Where there was uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, PG&E Corporation and the Utility have classified the entire amount of the claim as LSTC.

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Pursuant to the Plan and Confirmation Order, actions to enforce or otherwise effect the payment of certain claims against PG&E Corporation and the Utility in existence before the Petition Date are subject to an injunction and will be satisfied pursuant to the Plan and the Chapter 11 claims reconciliation process. These claims were reflected as LSTC in the Condensed Consolidated Balance Sheets at December 31, 2019. Additional claims may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.

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

Upon emergence from Chapter 11 on July 1, 2020, PG&E Corporation and the Utility were not required to apply fresh start accounting based on the provisions of ASC 852 since the entity’s reorganization value immediately before the date of confirmation is more than the total of all its post-petition liabilities and allowed claims.

Liabilities Subject to Compromise

As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities was subject to compromise or other treatment pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities were subject to an injunction and will be satisfied pursuant to the Plan and the Chapter 11 claims reconciliation process. Although payment of pre-petition claims outside of the Plan generally is not permitted, the Bankruptcy Court granted PG&E Corporation and the Utility authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of PG&E Corporation’s and the Utility’s business and assets.

Prior to June 30, 2020, pre-petition liabilities that were subject to compromise were required to be reported at the amounts expected to be allowed. Therefore, liabilities subject to compromise as of December 31, 2019 in the table below reflected management’s estimates of amounts expected to be allowed in the Chapter 11 Cases, based upon, among other things, the status of negotiations with creditors. As of June 30, 2020, such amounts have been reclassified to current or non-current liabilities in the Condensed Consolidated Balance Sheets, based upon management’s judgment as to the timing for settlement of such liabilities.

Liabilities subject to compromise as of December 31, 2019 which were settled or reclassified during the six months ended June 30, 2020 consist of the following:

(in millions)	Utility	PG&E Corporation (1)	December 31, 2019 PG&E Corporation Consolidated	Change in Estimated Allowed Claim 2020 (2)	Cash Payment	Reclassified (3)	Utility	PG&E Corporation (1)	June 30, 2020 PG&E Corporation Consolidated
Financing debt	$22,450	$666	$23,116	$351	$—	$(23,467)	$—	$—	$—
Wildfire-related claims	25,548	—	25,548	18	(23)	(25,543)	—	—	—
Trade creditors (4)	1,183	5	1,188	6	(14)	(1,180)	—	—	—
Non-qualified benefit plan	20	137	157	—	—	(157)	—	—	—
2001 bankruptcy disputed claims	234	—	234	4	—	(238)	—	—	—
Customer deposits & advances	71	—	71	12	—	(83)	—	—	—
Other	230	2	232	59	—	(291)	—	—	—
Total Liabilities Subject to Compromise	$49,736	$810	$50,546	$450	$(37)	$(50,959)	$—	$—	$—

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Change in estimated allowed claim amounts are primarily due to interest accruals with the exception of the “wildfire-related claims”, “customer deposits & advances”, and “other” line items which are mainly due to the adjustment to recorded liabilities.
(3) Amounts reclassified included $8.6 million to Accounts payable - other, $237.6 million to Disputed claims and customer refunds, $1,347.4 million to Interest payable, $21,425.7 million to Long-term debt, $300.0 million to Short-term borrowings, $450.0 million to Long-term debt, classified as current, $301.0 million to Other current liabilities, $97.9 million to Other non-current liabilities, $121.3 million to Pension and other post-retirement benefits, $1,126.9 million to Accounts payable - trade creditors, and $25,542.7 million to Wildfire-related claims on the Condensed Consolidated Balance Sheets.
(4) As of July 24, 2020, $0.4 million and $290 million has been repaid by PG&E Corporation and the Utility, respectively.

Chapter 11 Claims Process

PG&E Corporation and the Utility have received over 100,000 proofs of claim since the Petition Date. PG&E Corporation and the Utility continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, along with other tax and regulatory claims and therefore the ultimate liability of PG&E Corporation or the Utility for such claims may differ from the recorded amounts. To the extent that such claims were allowed by the Bankruptcy Court, PG&E Corporation and the Utility has recorded the allowed amounts of such claims until such claims are paid in accordance with the Plan and the Confirmation Order.

On the Effective Date, pursuant to the Plan, the Utility entered into a tax benefits payment agreement (the “Tax Benefits Payment Agreement”) with the Fire Victim Trust, pursuant to which the Utility agreed to pay to the Fire Victim Trust in cash an aggregate amount of $1.35 billion, comprising (i) at least $650 million of Tax Benefits for fiscal year 2020 to be paid on or before January 15, 2021 (the “First Payment Date”) and (ii) of the remainder of $1.35 billion of Tax Benefits for fiscal year 2021 to be paid on or before January 15, 2022.

Also on the Effective Date, pursuant to the Plan, the Utility entered into an assignment agreement with the Fire Victim Trust, pursuant to which the Utility agreed to transfer to the Fire Victim Trust on the Effective Date 477 million shares (such shares, the “Fire Victim Trust Shares”) of common stock of PG&E Corporation, no par value (the “Common Stock”). As a result of the Equity Units Underwriters exercising their option to purchase 1.45 million additional Equity Units, on August 3, 2020, PG&E Corporation will deliver 748,415 additional shares of Common Stock to the Fire Victim Trust pursuant to an anti-dilution provision in the assignment agreement with the Fire Victim Trust.

Further, on the Effective Date, PG&E Corporation and the Utility funded the Public Entities Segregated Defense Fund in accordance with the terms of the Plan and the Plan Support Agreements with Public Entities, and also made a payment of $1.0 billion in cash to the public entities who are party to the Plan Support Agreements with Public Entities. Also, on the Effective Date, PG&E Corporation and the Utility funded $100 million to the Subrogation Wildfire Trust and placed the balance of the $11.0 billion in a segregated escrow account established and owned by the Subrogation Wildfire Trust for the benefit of holders of Subrogation Wildfire Claims, which was subsequently paid to the Subrogation Wildfire Trust.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation, other than as provided in the Plan or the Confirmation Order.

The Plan, however, provides that the holders of certain claims may pursue their claims against PG&E Corporation and the Utility on or after the Effective Date, including, but not limited to, the following:

•claims arising after the January 29, 2019 Petition Date that constitute administrative expense claims (including any claims for fires occurring after the January 29, 2019 Petition Date), which will not be discharged pursuant to the Plan, other than allowed administrative expense claims that have been paid in cash or otherwise satisfied in the ordinary course in an amount equal to the allowed amount of such claim on or prior to the Effective Date;

•claims of the Ghost Ship fire litigation (with any recovery being limited to amounts available under PG&E Corporation’s and the Utility’s insurance policies for the 2016 year);

•claims arising out of or based on the 2019 Kincade fire, which the California Department of Forestry and Fire Protection has determined was caused by the Utility’s transmission lines; which is currently under investigation by the CPUC and the Sonoma County District Attorney’s Office; and which may also be under investigation by various other entities, including law enforcement agencies; and

•certain FERC refund proceedings, workers’ compensation benefits and environmental claims.

Furthermore, holders of certain claims may assert that they are entitled under the Plan or the Bankruptcy Code to pursue, or continue to pursue, their claims against PG&E Corporation and the Utility on or after the Effective Date, including but not limited to, claims arising from or relating to:

•the purported de-energization securities class action filed in October 2019 and amended to add PG&E Corporation in April 2020;

•the purported PSPS class action filed in December 2019 and seeking up to $2.5 billion in special and general damages and injunctive relief to require the Utility to properly maintain and inspect its power grid, was dismissed on April 3, 2020, and subsequently appealed on April 6, 2020; and

•indemnification or contributing claims, including with respect to the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire.

In addition, claims continue to be pursued against PG&E Corporation and the Utility and certain of their respective current and former directors and officers as well as certain underwriters, in connection with three purported securities class actions, as further described in Note 10 under the heading “Securities Class Action Litigation.”

The Plan assumed all power purchase agreements and community choice aggregation servicing agreements.

Various electricity suppliers filed claims in the Utility’s 2001 prior proceeding filed under Chapter 11 of the U.S. Bankruptcy Code seeking payment for energy supplied to the Utility’s customers between May 2000 and June 2001. While the FERC and judicial proceedings are pending, the Utility pursued settlements with electricity suppliers and entered into a number of settlement agreements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers. Under these settlement agreements, amounts payable by the parties, in some instances, would be subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC. Generally, any net refunds, claim offsets, or other credits that the Utility receives from electricity suppliers either through settlement or through the conclusion of the various FERC and judicial proceedings are refunded to customers through rates in future periods. Pursuant to the Plan, on and after the Effective Date, the holders of such claims are entitled to pursue their claims against the Reorganized Utility as if the Chapter 11 Cases had not been commenced.

Reorganization Items, Net

Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and financing costs, net of interest income. Cash paid for reorganization items, net was $90 million and $207 million for PG&E Corporation and the Utility, respectively, during the six months ended June 30, 2020 as compared to $15 million and $78 million for PG&E Corporation and the Utility, respectively, during the same period in 2019. Cash paid for reorganization items, net was $33 million and $90 million for PG&E Corporation and the Utility, respectively, during the three months ended June 30, 2020 as compared to cash received in the amounts of $2 million and $13 million for PG&E Corporation and the Utility, respectively, during the same period in 2019. Of the $207 million in cash paid for the Utility’s reorganization items, during the six months ended June 30, 2020, $18 million in facility fees related to the Debt Commitment Letters were recorded to a regulatory asset as they were deemed probable of recovery. Reorganization items, net for the three and six months ended June 30, 2020 include the following:

	Three Months Ended June 30, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$1	$—	$1
Legal and other (2)	109	1,513	1,622
Interest income	—	—	—
Trustee fees (3)	1	—	1
Total reorganization items, net	$111	$1,513	$1,624

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Amount includes $1.5 billion in equity backstop premium expense and bridge loan facility fees.
(3) PG&E Corporation and the Utility incurred $475,232 and $561,000, respectively, in fees to the U.S. Trustee in the three months ended June 30, 2020.

	Six Months Ended June 30, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$3	$—	$3
Legal and other (2)	205	1,597	1,802
Interest income	(5)	(2)	(7)
Trustee fees (3)	1	1	2
Total reorganization items, net	$204	$1,596	$1,800

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Amount includes $1.5 billion in equity backstop premium expense and bridge loan facility fees.
(3) PG&E Corporation and the Utility incurred $724,232 and $824,930, respectively, in fees to the U.S. Trustee in the six months ended June 30, 2020.

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

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility has a controlling interest or was the primary beneficiary of any of these VIEs at June 30, 2020, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at June 30, 2020, it did not consolidate any of them.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 and 2019 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost for benefits earned (1)	$132	$111	$16	$14
Interest cost	179	190	15	19
Expected return on plan assets	(261)	(226)	(35)	(30)
Amortization of prior service cost	(2)	(2)	4	3
Amortization of net actuarial loss	1	—	(5)	(1)
Net periodic benefit cost	49	73	(5)	5
Regulatory account transfer (2)	34	10	—	—
Total	$83	$83	$(5)	$5

(1) A portion of service costs are capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost for benefits earned (1)	$264	$222	$31	$28
Interest cost	357	379	31	38
Expected return on plan assets	(522)	(453)	(69)	(61)
Amortization of prior service cost	(3)	(3)	7	7
Amortization of net actuarial loss	2	1	(10)	(2)
Net periodic benefit cost	98	146	(10)	10
Regulatory account transfer (2)	68	21	—	—
Total	$166	$167	$(10)	$10

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

Pursuant to the Plan and Confirmation Order, all existing pension and other benefit plans were deemed assumed by PG&E Corporation and the Utility.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2020
Beginning balance	$(22)	$17	$(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $1, respectively)	(1)	3	2
Amortization of net actuarial loss (net of taxes of $1 and $1, respectively)	—	(4)	(4)
Regulatory account transfer (net of taxes of $0 and $0, respectively)	1	1	2
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(22)	$17	$(5)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2019
Beginning balance	$(21)	$17	$(4)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $1, respectively)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $0, and $1, respectively)	—	—	—
Regulatory account transfer (net of taxes of $1 and $0, respectively)	1	(2)	(1)
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(21)	$17	$(4)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2020
Beginning balance	$(22)	$17	$(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $2, respectively)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $1 and $3, respectively)	1	(7)	(6)
Regulatory account transfer (net of taxes of $0 and $1, respectively)	1	2	3
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(22)	$17	$(5)
(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2019
Beginning balance	$(21)	$17	$(4)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $2, respectively)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $0 and $1, respectively)	1	(1)	—
Regulatory account transfer (net of taxes of $1 and $1, respectively)	1	(4)	(3)
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(21)	$17	$(4)
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

Regulatory Balancing Account Revenue

The CPUC authorizes most of the Utility’s revenues in the Utility’s GRC and GT&S rate cases, which generally occur every three or four years.  The Utility’s ability to recover revenue requirements authorized by the CPUC in these rate cases is independent, or “decoupled,” from the volume of the Utility’s sales of electricity and natural gas services.  The Utility recognizes revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months.  Generally, electric and natural gas operating revenue is recognized ratably over the year.  The Utility records a balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Electric
Revenue from contracts with customers
Residential	$987	$994	$2,230	$2,282
Commercial	1,075	1,135	2,082	2,088
Industrial	342	326	682	619
Agricultural	368	261	491	347
Public street and highway lighting	17	16	34	33
Other (1)	269	—	203	(309)
Total revenue from contracts with customers - electric	3,058	2,732	5,722	5,060
Regulatory balancing accounts (2)	377	214	753	678
Total electric operating revenue	$3,435	$2,946	$6,475	$5,738

Natural gas
Revenue from contracts with customers
Residential	$426	$343	$1,492	$1,515
Commercial	110	129	344	369
Transportation service only	296	304	643	686
Other (1)	(159)	(129)	(180)	(205)
Total revenue from contracts with customers - gas	673	647	2,299	2,365
Regulatory balancing accounts (2)	425	350	65	(149)
Total natural gas operating revenue	1,098	997	2,364	2,216
Total operating revenues	$4,533	$3,943	$8,839	$7,954

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Initial and annual contributions to the Wildfire Fund established pursuant to AB 1054

On the Effective Date, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. PG&E Corporation and the Utility will account for the contributions to the Wildfire Fund similarly to prepaid insurance with expense being allocated to periods ratably based on an estimated period of coverage. At June 30, 2020, PG&E Corporation and the Utility satisfied the eligibility and other requirements set forth in AB 1054 and as a result, upon payment of the initial contribution on the Effective Date, the Wildfire Fund is available to pay for eligible claims arising as of the effective date of AB 1054, subject to a limit of 40% of the amount of such claims arising as of the effective date of AB 1054 and the Utility’s emergence from Chapter 11, additionally limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any calendar year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. Therefore, PG&E Corporation and the Utility have recorded a current liability of $5.2 billion in “Wildfire fund liability” and $1.5 billion in Other noncurrent liabilities for the present value of unpaid contribution amounts, as well as $6.5 billion in assets for its commitment to make contributions, reduced by amortization, of which $6.0 billion are non-current, called “Wildfire fund asset” in the Condensed Consolidated Balance Sheets. On June 30, 2020, the Utility recorded amortization expense of $173 million related to the coverage received from the effective date of AB 1054 to June 30, 2020. The amortization of the asset, accretion of the liability, and if applicable, impairment of the asset is reflected in “Wildfire fund expense” in the Condensed Consolidated Statements of Income. Contributions are discounted to the present value using the 10-year US treasury rate at the date PG&E Corporation and the Utility satisfied all the eligibility requirements to participate in the Wildfire Fund. A useful life of 15 years is being used to amortize the Wildfire Fund asset.

AB 1054 did not specify a period of coverage, therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility used a Monte Carlo simulation based on twelve years of historical data from wildfires caused by electrical equipment to estimate expected loss. The assumptions create a high degree of uncertainty related to the estimated useful life of the Wildfire Fund. The most significant assumption is the number and severity of catastrophic fires that could occur in California within the participating electric utilities’ service territories during the term of the Wildfire Fund. PG&E Corporation and the Utility utilize historical, publicly available fire-loss data as a starting point; however, future fire-loss can be difficult to estimate due to uncertainties around the impacts of climate change, land use changes, and mitigation efforts by the California electric utility companies.

Other assumptions include the estimated cost of wildfires caused by other electric utilities, the amount at which wildfire claims would be settled, the likely adjudication of the CPUC in cases of electric utility-caused wildfires, the level of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of other electric utilities. Significant changes in any of these estimates could materially impact the amortization period.

PG&E Corporation and the Utility will evaluate all assumptions quarterly, or upon claims being made from the Wildfire Fund for catastrophic wildfires, and the expected life of the Wildfire Fund will be adjusted as required. PG&E Corporation and the Utility will assess the Wildfire Fund asset for impairment in the event that a participating utility's electrical equipment is found to be the substantial cause of a catastrophic wildfire. Timing of any such impairment could lag as the emergence of sufficient cause and claims information can take many quarters and could be limited to public disclosure of the participating electric utility, if ignition were to occur outside the Utility’s service territory. At June 30, 2020, there were no such known events requiring a reduction of the Wildfire Fund asset.

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

PG&E Corporation and the Utility have three categories of financial assets in scope, each with their own associated credit risks. In applying the new guidance, PG&E Corporation and the Utility have incorporated forward-looking data in its estimate of credit loss as follows. Trade receivables are represented by customer accounts receivable and have credit exposure risk related to California unemployment rates. Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Lastly, available-for-sale debt securities requires each company to determine if a decline in fair value is below amortized costs basis, or, impaired. Furthermore, if an impairment exists on available-for-sale debt securities, PG&E Corporation and the Utility will examine if there is an intent to sell, if it is more likely than not a requirement to sell prior to recovery, and if a portion of the unrealized loss is a result of credit loss. There was no material impact to PG&E Corporation or the Utility’s Condensed Consolidated Financial Statements resulting from the adoption of this ASU. During the three months ended June 30, 2020, expected credit losses of $44 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. PG&E Corporation and the Utility adopted this ASU on April 1, 2020 and elected the optional amendments for contract modifications prospectively. There was no material impact to PG&E Corporation or the Utility’s Condensed Consolidated Financial Statements resulting from the adoption of this ASU.

Accounting Standards Issued But Not Yet Adopted

Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Fair Value Measurement (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the existing guidance relating to the disclosure requirements for Defined Benefit Plans. PG&E Corporation and the Utility plan to adopt this guidance in the fourth quarter of 2020. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Condensed Consolidated Financial Statements and related disclosures.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance to reduce complexity relating to Income Tax disclosures. PG&E Corporation and the Utility plan to adopt this guidance in the first quarter of 2021. PG&E Corporation and the Utility does not anticipate the guidance will have a material impact on their Condensed Consolidated Financial Statements and related disclosures.

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets and Liabilities

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2020	December 31, 2019
Pension benefits (1)	$1,757	$1,823
Environmental compliance costs	1,082	1,062
Utility retained generation (2)	205	228
Price risk management	183	124
Unamortized loss, net of gain, on reacquired debt	56	63
Catastrophic event memorandum account (3)	646	656
Wildfire expense memorandum account (4)	423	423
Fire hazard prevention memorandum account (5)	261	259
Fire risk mitigation memorandum account (6)	98	95
Wildfire mitigation plan memorandum account (7)	993	558
Deferred income taxes (8)	583	252
Insurance premium costs (9)	481	—
Other	739	523
Total long-term regulatory assets	$7,507	$6,066

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
(4) Includes incremental wildfire liability insurance premium costs the CPUC approved for tracking in June 2018 for the period July 26, 2017 through December 31, 2019. Recovery of WEMA costs are subject to CPUC review and approval.
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
(7) Includes costs associated with the 2019 Wildfire Mitigation Plan for the period June 5, 2019 through December 31, 2019 and the 2020 Wildfire Mitigation Plan for the period of January 1, 2020 through June 30, 2020. Recovery of WMPMA costs are subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents incremental liability insurance premium costs for the period January 1, 2020 through June 30, 2020. Approval of costs is pending final 2020 GRC decision.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2020	December 31, 2019
Cost of removal obligations (1)	$6,747	$6,456
Recoveries in excess of AROs (2)	290	393
Public purpose programs (3)	917	817
Employee benefit plans (4)	770	750
Other	917	854
Total long-term regulatory liabilities	$9,641	$9,270

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

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at
(in millions)	June 30, 2020	December 31, 2019
Electric distribution	$255	$—
Electric transmission	—	9
Gas distribution and transmission	119	363
Energy procurement	1,300	901
Public purpose programs	216	209
Other	748	632
Total regulatory balancing accounts receivable	$2,638	$2,114

	Payable Balance at
(in millions)	June 30, 2020	December 31, 2019
Electric distribution	$—	$31
Electric transmission	197	119
Gas distribution and transmission	33	45
Energy procurement	731	649
Public purpose programs	547	559
Other	407	394
Total regulatory balancing accounts payable	$1,915	$1,797

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

NOTE 5: DEBT

Debtor-In-Possession Facilities

In connection with the Chapter 11 Cases, PG&E Corporation and the Utility entered into the DIP Credit Agreement, among the Utility, as borrower, PG&E Corporation, as guarantor, JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent, Citibank, N.A., as collateral agent, and the lenders and issuing banks party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”).

On the Petition Date, PG&E Corporation and the Utility filed a motion seeking, among other things, interim and final approval of the DIP Facilities (as defined in the DIP Credit Agreement), which motion was granted on an interim basis by the Bankruptcy Court following a hearing on January 31, 2019. On March 27, 2019, the Bankruptcy Court approved the DIP Facilities on a final basis.

On January 29, 2020, the Utility borrowed $500 million under the DIP Delayed Draw Term Loan Facility.

On July 1, 2020, the DIP Facilities were repaid in full and all commitments thereunder were terminated in connection with emergence from Chapter 11.

Debtor-in-Possession Financing

The following table summarizes the Utility’s outstanding borrowings and availability under the DIP Facilities at June 30, 2020:

(in millions)	Termination Date	Aggregate Limit	Term Loan Borrowings	Revolver Borrowings	Letters of Credit Outstanding	Aggregate Availability
DIP Facilities	December 2020	$5,500	$2,000	$—	$904	$2,596

Long-Term Debt

Utility

On June 19, 2020, the Utility completed the sale of (i) $500 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 16, 2022, (ii) $2.5 billion aggregate principal amount of 1.75% First Mortgage Bonds due June 16, 2022, (iii) $1 billion aggregate principal amount of 2.10% First Mortgage Bonds due August 1, 2027, (iv) $2 billion aggregate principal amount of 2.50% First Mortgage Bonds due February 1, 2031, (v) $1 billion aggregate principal amount of 3.30% First Mortgage Bonds due August 1, 2040, and (vi) $1.925 billion aggregate principal amount of 3.50% First Mortgage Bonds due August 1, 2050 (collectively, the “Mortgage Bonds”). The proceeds of the Mortgage Bonds were deposited into an account at The Bank of New York Mellon Trust Company, N.A., as Escrow Agent, which proceeds were held by the Escrow Agent as collateral pursuant to an escrow agreement by and among the Escrow Agent and the Utility. As of June 30, 2020, the $8.925 billion of proceeds were included in restricted cash on the Condensed Consolidated Balance Sheets. On July 1, 2020, the net proceeds were released from escrow and, together with the net proceeds from certain other Plan financing transactions, were used to effectuate the reorganization of the Utility and PG&E Corporation in accordance with the terms and conditions contained in the Plan.

On the Effective Date, pursuant to the Plan, the Utility issued $11.9 billion of its first mortgage bonds (the “New Mortgage Bonds”) in satisfaction of certain of its pre-petition senior unsecured debt, as described in the table below.

On the Effective Date, pursuant to the Plan, the Utility reinstated $9.6 billion aggregate principal amount of the Utility Reinstated Senior Notes. On the Effective Date, each series of the Utility Reinstated Senior Notes was collateralized by the Utility’s delivery of a first mortgage bond in a corresponding principal amount to the applicable trustee for the benefit of the holders of the Utility Reinstated Senior Notes.

The Mortgage Bonds, the New Mortgage Bonds and the Utility Reinstated Senior Notes are secured by a first lien, subject to permitted liens, on substantially all of the Utility’s real property and certain tangible property related to its facilities. The Mortgage Bonds, the New Mortgage Bonds and the Utility Reinstated Senior Notes are the Utility’s senior obligations and rank equally in right of payment with the Utility’s other existing or future first mortgage bonds issued under the Utility’s mortgage indenture.

On the Effective Date, by operation of the Plan, all outstanding obligations under the Utility Short-Term Senior Notes, the Utility Long-Term Senior Notes and the Utility Funded Debt were cancelled and the applicable agreements governing such obligations were terminated.

In addition, on July 1, 2020, the Utility obtained a $1.5 billion 18-month secured term loan under a term loan credit agreement. For more information, see “Credit Facilities” discussion below.

PG&E Corporation

On June 23, 2020, PG&E Corporation obtained a $2.75 billion secured term loan (the “Term Loan”) under a term loan credit agreement with JPM, and other lenders from time to time party thereto (collectively, the “Lenders”), JPM, as Administrative Agent and as Collateral Agent. The proceeds of the Term Loan were deposited into an account at The Bank of New York Mellon Trust Company, N.A., as Escrow Agent, which proceeds were held by the Escrow Agent as collateral pursuant to an escrow agreement by and among the Collateral Agent, the Escrow Agent, the Administrative Agent and PG&E Corporation and subsequently released from escrow on the Effective Date pursuant to the Plan. As of June 30, 2020, the $2.75 billion of proceeds were included in restricted cash on the Condensed Consolidated Balance Sheets.

The Term Loan matures on June 23, 2025, unless extended by PG&E Corporation pursuant to the terms of the Term Loan Agreement. The Term Loan will bear interest based, at PG&E Corporation’s election, on (1) LIBOR (but in no event less than 1.0%) plus an applicable margin or (2) ABR (but in no event less than 2.0%) plus an applicable margin. ABR will equal the highest of the following: the prime rate, 0.5% above the overnight federal funds rate, and the one-month LIBOR plus 1.0%. The applicable margin for LIBOR loans is 4.5% and the applicable margin for ABR loans is 3.5%. PG&E Corporation may prepay the Term Loan in whole, at any time, and in part, from time to time, without premium or penalty, other than customary “breakage” costs with respect to eurodollar rate loans; provided, however, that any voluntary prepayment, refinancing or repricing of the Term Loan in connection with certain repricing transactions that occur on or prior to the first anniversary of the Effective Date shall be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced.

The Term Loan Agreement includes usual and customary covenants for loan agreements of this type, including covenants limiting: (1) liens, (2) mergers, (3) sales of all or substantially all of PG&E Corporation’s assets, and (4) other fundamental changes. In addition, the Term Loan Agreement requires that PG&E Corporation maintain ownership, either directly or indirectly, through one or more subsidiaries, of at least 100% of the outstanding common stock of the Utility.

In the event of a default by PG&E Corporation under the Term Loan Agreement, including cross-defaults relating to specified other debt of PG&E Corporation or any of its significant subsidiaries in excess of $200 million, the Administrative Agent may, with the consent of the required Lenders (or upon the request of the required Lenders, shall), declare the amounts outstanding under the Term Loan Agreement, including all accrued interest, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Term Loan Agreement become payable immediately.

On the Effective Date, the obligations under the Term Loan Agreement became secured by a pledge of PG&E Corporation’s ownership interest in 100% of the shares of common stock of the Utility. On July 1, 2020, the net proceeds from the Term Loan were released from escrow and were used to fund, in part, the transactions contemplated under the Plan.

Additionally, on June 23, 2020, PG&E Corporation completed the sale of (i) $1.0 billion aggregate principal amount of 5.00% Senior Secured Notes due July 1, 2028 (the “2028 Notes”) and (ii) $1.0 billion aggregate principal amount of 5.25% Senior Secured Notes due July 1, 2030 (the “2030 Notes,” and together with the 2028 Notes, the “Notes”). The proceeds of the Notes were deposited into an account at The Bank of New York Mellon Trust Company, N.A., as Escrow Agent, which proceeds were held by the Escrow Agent as collateral pursuant to an escrow agreement by and among the Escrow Agent and PG&E Corporation. Prior to July 1, 2023, in the case of the 2028 Notes, and prior to July 1, 2025, in the case of the 2030 Notes, (i) PG&E Corporation may redeem all or part of the Notes of the applicable series, on any one or more occasions at a redemption price equal to 100% of the principal amount of Notes of such series to be redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date or (ii) PG&E Corporation may redeem up to 40% of the aggregate principal amount of the Notes of the applicable series on any one or more occasions at certain specified redemption prices with the net cash proceeds from certain equity offerings. On or after July 1, 2023, in the case of the 2028 Notes, and July 1, 2025, in the case of the 2030 Notes, PG&E Corporation may redeem the Notes of a series at certain specified redemption prices, plus accrued and unpaid interest thereon, if any, to but not including, the applicable redemption date.

As of June 30, 2020, the $2.0 billion of proceeds were included in restricted cash on the Condensed Consolidated Balance Sheets. On July 1, 2020, the net proceeds from the sale of the Notes were released from escrow and, together with the net proceeds from certain other Plan financing transactions, were used to effectuate the reorganization of the Corporation and the Utility in accordance with the terms and conditions contained in the Plan. The Notes are secured by a pledge of PG&E Corporation’s ownership interest in 100% of the shares of common stock of the Utility.

The following table summarizes PG&E Corporation’s and the Utility’s debt:

		Balance at
(in millions)	Contractual Interest Rates	June 30, 2020	December 31, 2019	Treatment under Plan on the Effective Date (1)
Pre-Petition Debt (2)
PG&E Corporation
Borrowings under Pre-Petition Credit Facility
PG&E Corporation Revolving Credit Facilities - Stated Maturity: 2022	variable rate (3)	$300	$300	Repaid in cash (12)
Other borrowings
Term Loan - Stated Maturity: 2020	variable rate (4)	350	350	Repaid in cash (12)
Less: current portion (5)		(650)	—
Total PG&E Corporation Pre-Petition Long-Term Debt, net of current portion		—	650

Utility
Senior Notes - Stated Maturity:
2020 through 2022	2.45% to 4.25%	1,750	1,750	Exchanged (13)
2023 through 2028	2.95% to 4.65%	5,025	5,025	Reinstated (14)
2034 through 2040	5.40% to 6.35%	5,700	5,700	Exchanged (15)
2041 through 2042	3.75% to 4.50%	1,000	1,000	Reinstated (14)
2043	5.13%	500	500	Exchanged (15)
2043 through 2047	3.95% to 4.75%	3,550	3,550	Reinstated (14)
Total Pre-Petition Senior Notes		17,525	17,525
Pollution Control Bonds - Stated Maturity:
Series 2008 F and 2010 E, due 2026	1.75%	100	100	Repaid in cash (12)
Series 2009 A-B, due 2026	variable rate (6)	149	149	Exchanged (16)
Series 1996 C, E, F, 1997 B due 2026	variable rate (7)	614	614	Exchanged (16)
Less: current portion (5)		(100)	—
Total Pre-Petition Pollution Control Bonds, net of current portion		763	863
Borrowings under Pre-Petition Credit Facilities
Utility Revolving Credit Facilities - Stated Maturity: 2022	variable rate (8)	2,888	2,888	Exchanged (16)
Other borrowings:
Term Loan - Stated Maturity: 2019	variable rate (9)	250	250	Exchanged (16)
Total Borrowings under Pre-Petition Credit Facility		3,138	3,138
Total Utility Pre-Petition Debt, net of current portion		21,426	21,526
Total PG&E Corporation Consolidated Pre-Petition Debt, net of current portion		$21,426	$22,176

New Debt
PG&E Corporation
Term Loan - Stated Maturity: 2025	variable rate (10)	$2,750	$—
Senior Secured Notes due 2028	5.00%	1,000	—
Senior Secured Notes due 2030	5.25%	1,000	—
Unamortized discount, net of premium and debt issuance costs		(93)	—
Total PG&E Corporation New Debt		4,657	—

Utility
First Mortgage Bonds - Stated Maturity:
2022	variable rate (11)	500	—
2022	1.75%	2,500	—
2027	2.10%	1,000	—
2031	2.50%	2,000	—
2040	3.30%	1,000	—
2050	3.50%	1,925	—
Unamortized discount, net of premium and debt issuance costs		(88)	—
Total Utility New Debt		8,837	—
Total PG&E Corporation Consolidated New Debt		$13,494	$—

Total Utility Long-Term Debt		$30,263
Total PG&E Corporation Consolidated Long-Term Debt		$34,920

(1) The treatments of pre-petition debt under the Plan, described in this column relate only to the treatment of principal amounts and not pre-petition or post-petition interest. See “Restructuring Support Agreement with the Ad Hoc Noteholder Committee” in Note 2.
(2) As of December 31, 2019, debt subject to compromise was reported at the amounts expected to be allowed by the Bankruptcy Court. As of June 30, 2020, this debt is no longer subject to compromise. Total Pre-Petition Debt does not include accrued contractual interest of $280 million for the Utility to the Petition Date. Total Pre-Petition Debt also does not include post-petition interest of $25 million and $986 million for PG&E Corporation and the Utility, respectively, in accordance with the terms of the Noteholder RSA. See Note 2 for further details.
(3) At June 30, 2020, the contractual LIBOR-based interest rate on loans was 1.64%.
(4) At June 30, 2020, the contractual LIBOR-based interest rate on the term loan was 1.37%.
(5) At June 30, 2020, the amount outstanding under PG&E Corporation’s Revolving Credit Facilities were reclassified to “Short-term borrowings” on the Condensed Consolidated Balance Sheet. At June 30, 2020, the amounts outstanding under PG&E Corporation’s Term Loan and the Utility’s Series 2008 F and 2010 E Pollution Control Bonds were reclassified to “Long-term debt, classified as current” on the Condensed Consolidated Balance Sheets.
(6) At June 30, 2020, the contractual interest rate on the letter of credit facilities supporting these bonds was 6.45%.
(7) At June 30, 2020, the contractual interest rate on the letter of credit facilities supporting these bonds ranged from 6.45% to 6.58%.
(8) At June 30, 2020, the contractual LIBOR-based interest rate on the loans was 1.44%.
(9) At June 30, 2020, the contractual LIBOR-based interest rate on the term loan was 0.77%.
(10) At June 30, 2020, the contractual LIBOR-based interest rate on the loans was 5.50%
(11) At June 30, 2020, the contractual LIBOR-based interest rate on the first mortgage bonds was 1.80%
(12) In accordance with the Plan, these borrowings were repaid in cash on July 1, 2020.
(13) In accordance with the Plan, on July 1, 2020, the Utility issued $875 million aggregate principal amount of 3.45% first mortgage bonds due 2025 and $875 million aggregate principal amount of 3.75% first mortgage bonds due 2028, in satisfaction of these Senior Notes.
(14) In accordance with the Plan, these Senior Notes were reinstated on July 1, 2020.
(15) In accordance with the Plan, on July 1, 2020, the Utility issued $3.1 billion aggregate principal amount of 4.55% first mortgage bonds due 2030 and $3.1 billion aggregate principal amount of 4.95% first mortgage bonds due 2050, in satisfaction of these Senior Notes.
(16) In accordance with the Plan, on July 1, 2020, the Utility issued $1.95 billion aggregate principal amount of 3.15% first mortgage bonds due 2026 and $1.95 billion aggregate principal amount of 4.50% first mortgage bonds due 2040, in satisfaction of these pre-petition liabilities.

Credit Facilities

Utility

On May 26, 2020, the Utility entered into (i) a commitment letter (the “Utility RCF Commitment Letter”) with JPM and other commitment parties thereto (the “Utility RCF Commitment Parties”) pursuant to which the Utility RCF Commitment Parties agreed, subject to the terms and satisfaction or waiver of the conditions contained therein, to provide a $3.5 billion revolving credit facility (the “Utility Revolving Credit Facility”) to the Utility and (ii) a commitment letter (the “Utility Term Loan Commitment Letter”) with JPM and the other commitment parties thereto (the “Utility Term Loan Commitment Parties”) pursuant to which the Utility Term Loan Commitment Parties agreed, subject to the terms and satisfaction or waiver of the conditions contained therein, to provide an up to $3.0 billion term loan credit facility (the “Utility Term Loan Credit Facility,” as amended on June 19, 2020) to the Utility.

The Utility Revolving Credit Facility will mature in three years, subject to two one-year extension options. The proceeds from the Utility Revolving Credit Facility were used in part to fund transactions contemplated under the Plan and are intended to finance working capital needs, capital expenditures and other general corporate purposes of the Utility and its subsidiaries. The Utility Term Loan Credit Facility is comprised of two tranches, with tenors of 364 days and 18 months. The proceeds from the Utility Term Loan Credit Facility were used to fund transactions contemplated under the Plan.

On July 1, 2020, the Utility entered into a $3.5 billion revolving credit agreement (the “Utility Revolving Credit Agreement”) with JPM, and Citibank, N.A. as co-administrative agents and Citibank, N.A., as the designated agent as contemplated by the Utility RCF Commitment Letter. The Utility Revolving Credit Agreement has a maturity date three years after the Effective Date, subject to two one-year extensions at the option of the Utility.

Borrowings under the Utility Revolving Credit Agreement will bear interest based on the Utility’s election of either (1) LIBOR plus an applicable margin of 1.375% to 2.50% based on the Utility’s credit rating or (2) the base rate plus an applicable margin of 0.375% to 1.50% based on the Utility’s credit rating. In addition to interest on outstanding principal under the Utility Revolving Credit Agreement, the Utility is required to pay a commitment fee to the lenders in respect of the unutilized commitments thereunder, ranging from 0.25% to 0.50% per annum depending on the Utility’s credit rating. The Utility Revolving Credit Agreement has a maximum letter of credit sublimit equal to $1.5 billion. The Utility may also pay customary letter of credit fees based on letters of credit issued under the Utility Revolving Credit Agreement.

The Utility’s obligations under the Utility Revolving Credit Agreement are secured by the issuance of a first mortgage bond, issued pursuant to the Utility’s mortgage indenture, secured by a first lien on substantially all of the Utility’s real property and certain tangible personal property related to its facilities, subject to certain exceptions, and which will rank pari passu with the Utility’s other first mortgage bonds.

The Utility Revolving Credit Agreement includes usual and customary provisions for revolving credit agreements of this type, including covenants limiting, with certain exceptions, (1) liens, (2) indebtedness, (3) sale and leaseback transactions, and (4) other fundamental changes. In addition, the Utility Revolving Credit Agreement will require that the Utility maintain a ratio of total consolidated debt to consolidated capitalization of at most 65% as of the end of each fiscal quarter.

In the event of a default by the Utility under the Utility Revolving Credit Agreement, including cross-defaults relating to specified other debt of the Utility or any of its significant subsidiaries in excess of $200 million, the designated agent may, with the consent of the required lenders (or upon the request of the required lenders, shall), declare the amounts outstanding under the Utility Revolving Credit Agreement, including all accrued interest, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Utility Revolving Credit Agreement become payable immediately.

The Utility may voluntarily repay outstanding loans under the Utility Revolving Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar rate loans. Any voluntary prepayments made by the Utility will not reduce the commitments under the Utility Revolving Credit Agreement.

In addition, on July 1, 2020, the Utility obtained a $3.0 billion secured term loan under a term loan credit agreement (the “Utility Term Loan Credit Agreement”) with JPM, as administrative agent, the other lenders from time to time party thereto as contemplated by the Utility Term Loan Commitment Letter. The facilities under the Utility Term Loan Credit Agreement consist of a $1.5 billion 364-day term loan facility (the “Utility 364-Day Term Loan Facility”) and a $1.5 billion 18-month term loan facility (the “Utility 18-Month Term Loan Facility”). The maturity date for the 364-Day Term Loan Facility is June 30, 2021 and the maturity date for the 18-Month Term Loan Facility is January 1, 2022.

Borrowings under the Utility Term Loan Credit Agreement will bear interest based on the Utility’s election of either (1) LIBOR plus an applicable margin of 2.00% with respect to the 364-Day Term Loan Facility and 2.25% with respect to the 18-Month Term Loan Facility, or (2) the base rate plus an applicable margin of 1.00% with respect to the 364-Day Term Loan Facility and 1.25% with respect to the Utility 18-Month Term Loan Facility.

The Utility’s obligations under the Utility Term Loan Credit Agreement are secured by the issuance of first mortgage bonds, issued pursuant to the Utility’s mortgage indenture, secured by a first lien on substantially all of the Utility’s real property and certain tangible personal property related to its facilities, subject to certain exceptions, and which will rank pari passu with the Utility’s other first mortgage bonds.

The Utility Term Loan Credit Agreement includes usual and customary provisions for term loan agreements of this type, including covenants limiting, with certain exceptions, (1) liens, (2) indebtedness, (3) sale and leaseback transactions, and 4) other fundamental changes. In addition, the Utility Term Loan Credit Agreement will require that the Utility maintain a ratio of total consolidated debt to consolidated capitalization of at most 65% as of the end of each fiscal quarter.

In the event of a default by the Utility under the Utility Term Loan Credit Agreement, including cross-defaults relating to specified other debt of the Utility or any of its significant subsidiaries in excess of $200 million, the administrative agent may, with the consent of the required lenders (or upon the request of the required lenders, shall), declare the amounts outstanding under the Utility Term Loan Credit Agreement, including all accrued interest, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Utility Term Loan Credit Agreement become payable immediately.

The Utility is required to prepay outstanding term loans under the Utility Term Loan Credit Agreement (with all outstanding term loans made under the Utility 364-Day Term Loan Facility being paid first), subject to certain exceptions, with 100% of the net cash proceeds of certain securitization transactions. The Utility may voluntarily repay outstanding loans under the Utility Term Loan Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar rate loans.

PG&E Corporation

On May 26, 2020, PG&E Corporation entered into a commitment letter (the “Corporation RCF Commitment Letter”) with respect to a $500 million revolving credit facility (the “Corporation Revolving Credit Facility”), which was executed on July 1, 2020.

The Corporation Revolving Credit Facility matures in three years, subject to two one-year extension options. The proceeds from the Corporation Revolving Credit Facility will be used to finance working capital needs, capital expenditures and other general corporate purposes of PG&E Corporation and its subsidiaries.

On July 1, 2020, PG&E Corporation entered into a $500 million revolving credit agreement (the “Corporation Revolving Credit Agreement”) with JPM, as administrative agent and collateral agent, and the lenders from time to time party thereto as contemplated by the Corporation RCF Commitment Letter. The Corporation Revolving Credit Agreement has a maturity date three years after the Effective Date, subject to two one-year extensions at the option of PG&E Corporation.

Borrowings under the Corporation Revolving Credit Agreement will bear interest based on PG&E Corporation’s election of either (1) LIBOR plus an applicable margin of 3.00% to 4.25% based on PG&E Corporation’s credit rating or (2) the base rate plus an applicable margin of 2.00% to 3.25% based on PG&E Corporation’s credit rating. In addition to interest on outstanding principal under the Corporation Revolving Credit Agreement, PG&E Corporation is required to pay a commitment fee to the lenders in respect of the unutilized commitments thereunder, ranging from 0.50% to 0.75% per annum depending on PG&E Corporation’s credit rating.

PG&E Corporation’s obligations under the Corporation Revolving Credit Agreement are secured by a pledge of PG&E Corporation’s ownership interest in 100% of the shares of common stock of the Utility.

The Corporation Revolving Credit Agreement includes usual and customary provisions for revolving credit agreements of this type, including covenants limiting, with certain exceptions, (1) liens, (2) indebtedness, (3) sale and leaseback transactions, (4) investments, (5) dispositions, (6) changes in the nature of business, (7) transactions with affiliates, (8) burdensome agreements, (9) restricted payments and (10) other fundamental changes. In addition, the Corporation Revolving Credit Agreement will require that PG&E Corporation (1) maintain a ratio of total consolidated debt to consolidated capitalization of at most 70% as of the end of each fiscal quarter and (2) if revolving loans are outstanding as of the end of a fiscal quarter, a ratio of adjusted cash to fixed charges, as of the end of such fiscal quarter, of at least 150% prior to the date that PG&E Corporation first declares a cash dividend on its common stock and at least 100% thereafter.

In the event of a default by PG&E Corporation under the Corporation Revolving Credit Agreement, including cross-defaults relating to specified other debt of PG&E Corporation or any of its significant subsidiaries in excess of $200 million, the administrative agent may, with the consent of the required lenders (or upon the request of the required lenders, shall), declare the amounts outstanding under the Corporation Revolving Credit Agreement, including all accrued interest, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Corporation Revolving Credit Agreement become payable immediately.

PG&E Corporation may voluntarily repay outstanding loans under the Corporation Revolving Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar rate loans. Any voluntary repayments made by PG&E Corporation will not reduce the commitments under the Corporation Revolving Credit Agreement.

On the Effective Date, PG&E Corporation repaid and terminated (i) $300 million of outstanding borrowings under the Second Amended and Restated Credit Agreement, dated as of April 27, 2015, among PG&E Corporation, as borrower, the several lenders party thereto and Bank of America, N.A., as administrative agent and (ii) $350 million of borrowings, plus interest, fees and other expenses arising under or in connection with the Term Loan Agreement, dated as of April 16, 2018, among PG&E Corporation, as borrower, the several lenders party thereto and Mizuho Bank Ltd., as administrative agent.

NOTE 6: EQUITY

Increase in Authorized Capitalization

On June 22, 2020, PG&E Corporation filed the Amended Articles with the Secretary of State of California which increased the authorized number of shares of common stock to 3.6 billion and the authorized number of shares of preferred stock to 400 million.

Plan Equity Financings

In connection with emergence from Chapter 11, in July 2020, PG&E Corporation raised an aggregate of $9.0 billion of gross proceeds through the issuance of common stock and other equity-linked instruments as described below.

PG&E Corporation Investment Agreement

On June 7, 2020, PG&E Corporation entered into an Investment Agreement (the “Investment Agreement”) with certain investors relating to the issuance and sale to the investors of an aggregate of $3.25 billion of PG&E Corporation’s common stock. Per the Investment Agreement, the price per share was equal to $9.50 per share, which was the public equity offering price in the Common Stock Offering.

On July 1, 2020, pursuant to the terms of the Investment Agreement, PG&E Corporation issued to the investors 342.1 million shares of common stock. Each investor will be subject to certain transfer restrictions, including that such investor will be restricted from transferring any shares of Common Stock purchased pursuant to the Investment Agreement (such shares, “Shares”) or engaging in hedging transactions with respect to the Shares, until the 90-day anniversary of the Effective Date, subject to certain exceptions. The investors and their affiliates will have certain customary registration rights with respect to the Shares held by such investor pursuant to the terms of the Investment Agreement.

Equity Offerings

On June 25, 2020, PG&E Corporation priced (i) an offering of 423.4 million shares of its common stock (the “Common Stock Offering”), and (ii) a concurrent offering of 14.5 million of its equity units (the “Equity Units”), for total net proceeds to PG&E Corporation, after deducting the underwriting discounts and before estimated offering expenses payable by the PG&E Corporation, of $3.97 billion and $1.19 billion, respectively. The Common Stock Offering and the concurrent offering of Equity Units are referred as the “Equity Offerings.”

On June 25, 2020, in connection with the Common Stock Offering, the Corporation entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of several underwriters named in the Common Stock Underwriting Agreement (the “Common Stock Underwriters”), pursuant to which the Corporation agreed to issue and sell 423.4 million shares of its common stock to the Common Stock Underwriters. In addition, on June 25, 2020, the Corporation entered into an underwriting agreement (the “Equity Units Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named in the Equity Units Underwriting Agreement (the “Equity Units Underwriters”), pursuant to which PG&E Corporation agreed to issue and sell 14.5 million prepaid forward stock purchase contracts (the “Purchase Contracts”) to the Equity Underwriters in order for the Equity Units Underwriters to sell 14.5 million Equity Units. The prepaid forward stock purchase contract portion of the Equity Units offered represent the right to receive, on maturity, between 125 million and 153 million shares of PG&E Corporation common stock, subject to certain adjustments as provided therein.

In connection with the Common Stock Offering and pursuant to the Common Stock Underwriting Agreement, PG&E Corporation granted the underwriters a 30-day option to purchase up to an additional 42.3 million shares of common stock. In addition, in connection with the Equity Units Offering and pursuant to the Equity Units Underwriting Agreement, the Corporation also granted the underwriters a 30-day over-allotment option to purchase up to an additional 1.45 million Purchase Contracts to be used by the Equity Units Underwriters to create up to an additional 1.45 million Equity Units (together with the 42.3 million shares of common stock, the “Option Securities”).

The Common Stock Offering and the Equity Units Offering closed on July 1, 2020, and PG&E Corporation issued and sold a total of 423.4 million shares of its common stock and 14.5 million Purchase Contracts for total net proceeds of $5.2 billion. On August 3, 2020, PG&E Corporation will issue 1.45 million Equity Units to the Equity Units Underwriters pursuant to the over-allotment option in the Equity Unit Underwriting Agreement. The Common Stock Underwriters did not exercise their option to purchase any additional shares of common stock.

Equity Backstop Commitments and Forward Stock Purchase Agreements

See “Plan of Reorganization, and Restructuring Support Agreements, Equity Backstop Commitments and Forward Stock Purchase Agreements and Debt Commitment Letters” in Note 2 above for discussion of the equity backstop commitments which resulted in total net proceeds of $523 million.

Equity Issuances to the Fire Victim Trust

On the Effective Date, pursuant to the Plan, the Utility entered into an assignment agreement with the Fire Victim Trust, pursuant to which the Utility agreed to transfer to the Fire Victim Trust on the Effective Date 477 million shares of common stock of PG&E Corporation, no par value. As a result of the Equity Units Underwriters exercising their option to purchase 1.45 million additional Equity Units, on August 3, 2020, PG&E Corporation will deliver 748,415 additional shares of common stock to the Fire Victim Trust pursuant to an anti-dilution provision in the assignment agreement with the Fire Victim Trust.

Contribution to the Utility Pursuant to the Plan

On the Effective Date, PG&E Corporation made an equity contribution of $12.9 billion in cash, along with the Fire Victim Trust Shares, to the Utility, which used the funds and shares to satisfy and discharge certain liabilities of PG&E Corporation and the Utility under the Plan and transferred the Fire Victim Trust Shares to the Fire Victim Trust as described above. PG&E Corporation’s cash equity contribution was funded by proceeds from the financing transactions described herein.

Ownership Restrictions in PG&E Corporation Articles

Under Section 382 of the Internal Revenue Code (IRC), if a corporation (or a consolidated group) undergoes an “ownership change,” and the corporation does not qualify for (or elects out of) the special bankruptcy exception in Section 382(l)(5) of the Internal Revenue Code, such net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s ownership of PG&E Corporation’s equity securities to more than 4.75% prior to the Restriction Release Date without approval by the Board of Directors. The calculation of the percentage ownership may differ depending on whether the Fire Victim Trust is treated as a qualified settlement trust or grantor trust.

As of the Effective Date, PG&E Corporation does not believe that it has undergone an ownership change and its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the Internal Revenue Code.

In 2019, $6.75 billion of the liability to be paid to the Fire Victim Trust in PG&E Corporation’s common stock was accrued by the Utility. Because the corresponding tax deduction generally occurs no earlier than payment, the Utility established a deferred tax asset for the accrual in 2019. On July 1, 2020, the Utility paid to the Fire Victim Trust 477 million shares of PG&E Corporation’s common stock. Because of the price of the stock on the date of transfer, the shares transferred to the Fire Victim Trust were valued at $4.53 billion, $2.22 billion less than the $6.75 billion that had been accrued as a liability in the Condensed Consolidated Financial Statements. Therefore, in the quarter ended June 30, 2020, the Utility recorded a charge of $619 million to adjust the measurement of the deferred tax asset to reflect the tax-effected difference between the accrual of $6.75 billion and the tax deduction of $4.53 billion for the transfer of PG&E Corporation’s shares to the Fire Victim Trust.

In addition, this deferred tax asset reflects PG&E Corporation’s conclusion as of June 30, 2020 that it is more likely than not that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal income tax purposes, in which case the corresponding tax deduction will have occurred at the time the PG&E Corporation common stock was transferred to the Fire Victim Trust. PG&E Corporation believes that it may be beneficial to elect to treat the Fire Victim Trust as a “grantor trust,” but only if PG&E Corporation receives favorable determinations from the IRS regarding certain aspects of such election. If PG&E Corporation makes a “grantor trust” election for the Fire Victim Trust, the Utility’s tax deduction will occur instead at the time the Fire Victim Trust pays the fire victims and will be based on the price at which the Fire Victim Trust sells the shares. In this case, the accounting treatment will require a re-evaluation under applicable accounting guidance of the remaining deferred tax asset and could result in a further impairment thereof or other material impact on the Condensed Consolidated Financial Statements. Additionally, the value of the deduction may be materially different than the value of the deduction if the Fire Victim Trust is treated as a “qualified settlement fund.”

Dividends

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, beginning the fourth quarter of 2017, as well as the Utility’s preferred stock, beginning the three-month period ending January 31, 2018.

On April 3, 2019, the court overseeing the Utility’s probation issued an order imposing new conditions of probation, including forgoing issuing “any dividends until [the Utility] is in compliance with all applicable vegetation management requirements” under applicable law and the Utility’s Wildfire Mitigation Plan. On March 20, 2020, PG&E Corporation and the Utility filed a Case Resolution Contingency Process Motion with the Bankruptcy Court that includes a dividend restriction for PG&E Corporation. According to the dividend restriction, PG&E Corporation “will not pay common dividends until it has recognized $6.2 billion in non-GAAP core earnings following the Effective Date” of the Plan. The Bankruptcy Court entered the order approving the motion on April 9, 2020.

In addition, the Corporation Revolving Credit Agreement will require that PG&E Corporation (1) maintain a ratio of total consolidated debt to consolidated capitalization of at most 70% as of the end of each fiscal quarter and (2) if revolving loans are outstanding as of the end of a fiscal quarter, a ratio of adjusted cash to fixed charges, as of the end of such fiscal quarter, of at least 150% prior to the date that PG&E Corporation first declares a cash dividend on its common stock and at least 100% thereafter.

PG&E Corporation and the Utility do not expect to commence payment of dividends on its common or preferred stock upon emergence from Chapter 11.

Miscellaneous

On July 23, 2020, PG&E Corporation sent a notice of termination to the managers of the Amended and Restated Equity Distribution Agreement, dated as of February 17, 2017, effectively terminating the agreement on that date. During the six months ended June 30, 2020, there were no issuances under this agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Loss attributable to common shareholders	$(1,972)	$(2,553)	$(1,601)	$(2,420)
Weighted average common shares outstanding, basic	529	529	529	528
Add incremental shares from assumed conversions:
Employee share-based compensation	—	—	—	—
Weighted average common shares outstanding, diluted	529	529	529	528
Total loss per common share, diluted	$(3.73)	$(4.83)	$(3.03)	$(4.58)

For each of the periods, all potentially dilutive securities were excluded from the calculation of outstanding common shares on a diluted basis as PG&E Corporation has incurred a net loss for each period presented.

Following its emergence from Chapter 11, PG&E Corporation began raising funds through the issuance of equity. These issuances will materially impact the calculation of EPS in future periods. For more information on equity issuances see Note 6: Equity, above.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2020	December 31, 2019
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	199,547,057	131,896,159
	Options	33,810,000	14,720,000
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	9,754,771	18,675,852
	Options	1,620,000	—
	Congestion Revenue Rights (3)	287,183,280	308,467,999

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At June 30, 2020, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$46	$(7)	$29	$68
Other noncurrent assets – other	121	—	—	121
Current liabilities – other	(44)	7	—	(37)
Noncurrent liabilities – other	(183)	—	—	(183)
Total commodity risk	$(60)	$—	$29	$(31)

At December 31, 2019, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$36	$(6)	$4	$34
Other noncurrent assets – other	130	(6)	—	124
Current liabilities – other	(31)	6	2	(23)
Noncurrent liabilities – other	(130)	6	—	(124)
Total commodity risk	$5	$—	$6	$11

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

The majority of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. During the first quarter of 2019, multiple credit rating agencies downgraded the Utility’s company credit ratings below investment grade, which resulted in the Utility posting additional collateral. As of June 30, 2020, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$718	$—	$—	$—	$718
Nuclear decommissioning trusts
Short-term investments	34	—	—	—	34
Global equity securities	2,135	—	—	—	2,135
Fixed-income securities	794	753	—	—	1,547
Assets measured at NAV	—	—	—	—	20
Total nuclear decommissioning trusts (2)	2,963	753	—	—	3,736
Price risk management instruments (Note 8)
Electricity	—	14	148	21	183
Gas	—	5	—	1	6
Total price risk management instruments	—	19	148	22	189
Rabbi trusts
Fixed-income securities	—	105	—	—	105
Life insurance contracts	—	77	—	—	77
Total rabbi trusts	—	182	—	—	182
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	150
Total long-term disability trust	6	—	—	—	156
TOTAL ASSETS	$3,687	$954	$148	$22	$4,981
Liabilities:
Equity Backstop Commitments and Forward Stock Purchase Agreements	$—	$1,500	$—	$—	$1,500
Price risk management instruments (Note 8)
Electricity	—	9	214	(6)	217
Gas	—	4	—	(1)	3
TOTAL LIABILITIES	$—	$1,513	$214	$(7)	$1,720

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $540 million, primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed.  There were no material transfers between any levels for the three and six months ended June 30, 2020 and 2019.

Trust Assets

Assets Measured at Fair Value

In general, investments held in the trusts are exposed to various risks, such as interest rate, credit, and market volatility risks. Nuclear decommissioning trust assets and other trust assets are composed primarily of equity and fixed-income securities and also include short-term investments that are money market funds valued as Level 1.

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

Power purchase agreements, forwards, and swaps are valued using a discounted cash flow model.  Exchange-traded futures that are valued using observable market forward prices for the underlying commodity are classified as Level 1.  Over-the-counter forwards and swaps that are identical to exchange-traded futures or are valued using forward prices from broker quotes that are corroborated with market data are classified as Level 2.  Exchange-traded options are valued using observable market data and market-corroborated data and are classified as Level 2.

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

Equity Backstop Commitments and Forward Stock Purchase Agreements

The Equity Backstop Commitments and Forward Stock Purchase Agreements are defined as financial instruments with both the Backstop Premium Shares and the Additional Backstop Premium Shares measurable at fair value on each reporting period. PG&E Corporation used market observable inputs to derive the fair value as of the reporting date. As of June 30, 2020, PG&E Corporation recorded approximately $1.1 billion of expense related to the Backstop Premium Shares and approximately $444 million of expense related to the Additional Backstop Premium Shares in Reorganization items, net on the Condensed Consolidated Statements of Income. The associated liabilities are classified as Level 2.

For more information regarding the Backstop Commitments premium and Forward Stock Purchase Agreements, see “Equity Backstop Commitments and Forward Stock Purchase Agreements” in Note 2 above.

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

	Fair Value at
(in millions)	June 30, 2020
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range(1) /Weighted-Average Price (2)
Congestion revenue rights	$135	$59	Market approach	CRR auction prices	$(23.93) - $25.51 / 0.27
Power purchase agreements	$13	$155	Discounted cash flow	Forward prices	$11.83 - $64.30 / 31.81

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	December 31, 2019
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$140	$44	Market approach	CRR auction prices	$(20.20) - $20.20 / 0.28
Power purchase agreements	$21	$112	Discounted cash flow	Forward prices	$11.77 - $59.38 / 33.62

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 instruments for the three and six months ended June 30, 2020 and 2019:

	Price Risk Management Instruments
(in millions)	2020	2019
Asset (liability) balance as of April 1	$(5)	$129
Net realized and unrealized losses:
Included in regulatory assets and liabilities or balancing accounts (1)	(61)	(20)
Asset (liability) balance as of June 30	$(66)	$109

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2020	2019
Asset balance as of January 1	$5	$95
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(71)	14
Asset (liability) balance as of June 30	$(66)	$109

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable; short-term borrowings; accounts payable; and customer deposits approximate their carrying values at June 30, 2020 and December 31, 2019, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2020		At December 31, 2019
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount(1)	Level 2 Fair Value(1)(2)
Debt (Note 5)
PG&E Corporation	$2,257	$2,005	$—	$—
Utility	25,962	28,853	1,500	1,500

(1) On January 29, 2019 PG&E Corporation and the Utility filed for Chapter 11 protection. Debt held by PG&E Corporation and the Utility became debt subject to compromise and is valued at the allowed claim amount. For more information, see Note 2 and Note 5.
(2) The fair value of the Utility pre-petition debt was $17.9 billion at December 31, 2019. For more information, see Note 2 and Note 5.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)
As of June 30, 2020	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
Nuclear decommissioning trusts
Short-term investments	$34	$—	$—	$34
Global equity securities	646	1,524	(15)	2,155
Fixed-income securities	1,386	165	(4)	1,547
Total (1)	$2,066	$1,689	$(19)	$3,736
As of December 31, 2019
Nuclear decommissioning trusts
Short-term investments	$6	$—	$—	$6
Global equity securities	500	1,609	(2)	2,107
Fixed-income securities	1,505	89	(4)	1,590
Total (1)	$2,011	$1,698	$(6)	$3,703

(1) Represents amounts before deducting $540 million and $530 million for the periods ended June 30, 2020 and December 31, 2019, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2020
Less than 1 year	$28
1–5 years	416
5–10 years	404
More than 10 years	699
Total maturities of fixed-income securities	$1,547

The following table provides a summary of activity for fixed income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Proceeds from sales and maturities of nuclear decommissioning trust investments	$254	$171	$787	$517
Gross realized gains on securities	8	56	26	22
Gross realized losses on securities	(12)	(26)	(21)	(7)

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

See “Pre-Petition Wildfire-Related Claims and Discharge Upon Plan Effective Date” and “District Attorney’s Office Investigations” below for more information on the 2015 Butte fire.

2018 Camp Fire and 2017 Northern California Wildfires Background

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

As described below under the heading “Plan Support Agreements with Public Entities,” on June 18, 2019, PG&E Corporation and the Utility entered into agreements with certain government entities to potentially resolve their wildfire-related claims through the Chapter 11 process. The PSAs do not require Bankruptcy Court approval to be effective; however, Bankruptcy Court approval of the Plan that incorporates the terms of the PSAs was required. The Bankruptcy Court confirmed the Plan on June 20, 2020.

On April 21, 2020, the parties announced that settlement agreements had been reached with certain Federal agencies (including FEMA and the United States Small Business Administration (the “SBA”)) and certain State agencies (including Cal OES and Cal Fire) regarding their claims filed against PG&E Corporation or the Utility in the Chapter 11 Cases which constitute “Fire Claims” (as defined in the Plan). Pursuant to the terms of the settlement agreements:

•the Fire Claims of FEMA and the SBA were allowed at $1 billion, channeled to the Fire Victim Trust, and fully subordinated and made junior in right of payment to the prior payment in full of all other Fire Victim Claims from the Fire Victim Trust;

•$117 million will be paid to the DOJ in full and final satisfaction and discharge of the Fire Claims of certain other Federal agencies and payable solely from the proceeds of the “Assigned Rights and Causes of Action” (as defined in the Plan), after the payment of professional fees and costs incurred in connection with the prosecution of such Assigned Rights and Causes of Action;

•Cal OES’s Fire Claims were withdrawn with prejudice;

•Cal Fire’s Fire Claims were allowed at $115.3 million (the “Cal Fire Settlement Amount”), payable over a period of years by the Fire Victim Trust, with the first $70 million payable solely and exclusively from any cash interest earned on the cash holdings of the Fire Victim Trust after the Effective Date and the remaining $45.3 million payable solely and exclusively from such cash interest less the expenses of administering the Fire Victim Trust in such years;

•the Fire Claims of certain other State agencies were allowed at $89 million, payable by the Fire Victim Trust over a period of years, with the first $60 million payable solely and exclusively from proceeds of the monetization of the PG&E Corporation common stock in excess of $6.75 billion in accordance with an agreed-upon formula and available cash interest after expenses and after the Cal Fire Settlement Amount has been paid in full, and the balance payable solely and exclusively from such monetization proceeds and interest earned on the cash holdings of the Fire Victim Trust (less expenses of administering the Fire Victim Trust); and

•the holders of the above claims that are being settled and channeled to the Fire Victim Trust, consistent with the Plan, have no right of recovery from PG&E Corporation or the Utility. Consistent with the Plan and the agreements, the obligations of payment relating to the agreements are solely the responsibility of the Fire Victim Trust, and PG&E Corporation and the Utility will have no further obligations with respect to the claims that are the subject of the agreements.

PG&E Corporation and the Utility filed a motion seeking Bankruptcy Court approval of the settlement agreements on April 26, 2020, and the Bankruptcy Court approved the settlement agreements on May 18, 2020.

Pre-petition Wildfire-Related Claims and Discharge Upon Plan Effective Date

Pre-petition wildfire-related claims on the Condensed Consolidated Financial Statements include amounts associated with the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire.

At June 30, 2020 and December 31, 2019, the Utility’s Consolidated Balance Sheets include estimated liabilities in respect of total wildfire-related claims of $25.5 billion. The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp fire, the 2017 Northern California wildfires, and the 2015 Butte fire is comprised of (i) $11 billion for subrogated insurance claimholders pursuant to the Subrogation RSA, plus (ii) $47.5 million for expected professional fees for professionals retained by subrogated insurance claimholders to be reimbursed pursuant to the Subrogation RSA, plus (iii) $1 billion for the Supporting Public Entities with respect to their Public Entity Wildfire Claims pursuant to the PSAs, plus (iv) $13.5 billion for all other wildfire-related claims, including individual wildfire claimholders (including those with uninsured and underinsured property losses) and clean-up and fire suppression costs, pursuant to the TCC RSA. The aggregate liability of $25.5 billion for claims in connection with the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire corresponded PG&E Corporation’s and the Utility’s best estimate of probable losses.

On July 1, 2020, pursuant to the Plan, PG&E Corporation and the Utility funded the Fire Victim Trust with $5.4 billion in cash (with an additional $1.35 billion to be funded on a deferred basis), 477.0 million shares of common stock of PG&E Corporation (representing 22.19% of the outstanding common stock of PG&E Corporation as of the Effective Date (subject to potential adjustments)), plus the assignment of certain rights and causes of action. In accordance with the Plan and the Confirmation Order, as a result of such funding, all Fire Victim Claims (as defined in the Plan) have been satisfied, released and discharged and channeled to the Fire Victim Trust with no recourse to PG&E Corporation or the Utility. Accordingly, $12.15 billion of the $13.5 billion liability as of June 30, 2020 will be extinguished in the third quarter of 2020, and the remaining $1.35 billion will be paid out under the terms of the Tax Benefits Payment Agreement, as described in Note 2 under the heading “Chapter 11 Claims Process.”

On July 1, 2020, PG&E Corporation and the Utility funded the Subrogation Wildfire Trust for the benefit of insurance subrogation claimants in the amount of $11.0 billion in cash and paid approximately $43 million in respect of professional fees of such claimants, for a total of approximately $52 million for claimants’ professional fees. Such amount was initially funded into escrow and later paid to the Subrogation Wildfire Trust. In accordance with the Plan and the Confirmation Order, as a result of such funding, all insurance subrogation claims have been satisfied, released and discharged and channeled to the Subrogation Wildfire Trust with no recourse to PG&E Corporation or the Utility. Accordingly, the $11.0 billion liability accrual for subrogated insurance claims and $47.5 million liability for professional fees will be extinguished in the third quarter of 2020.

On July 1, 2020, PG&E Corporation and the Utility paid $1.0 billion in cash to the Settling Public Entities and established a segregated fund in the amount of $10 million to be used to reimburse the Settling Public Entities for any and all legal fees and costs associated with the defense or resolution of any third party claims against the Settling Public Entities. In accordance with the Plan and the Confirmation Order, as a result of such payments, the Public Entity Wildfire Claims have been satisfied, released and discharged. Accordingly, the $1.0 billion liability for Public Entity Wildfire Claims will be extinguished in the third quarter of 2020.

In addition, during the three and six months ended June 30, 2020, the Utility incurred legal and other costs of $24 million and $58 million, respectively, related to the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire, as compared to $26 million and $73 million, respectively, during the same periods in 2019. During the three and six months ended June 30, 2020, the Utility incurred legal and other costs of $2 million related to the 2019 Kincade fire.

Plan Support Agreements with Public Entities

On June 18, 2019, PG&E Corporation and the Utility entered into PSAs with certain local public entities (collectively, the “Supporting Public Entities”) providing for an aggregate of $1.0 billion to be paid by PG&E Corporation and the Utility to such public entities pursuant to the Plan in order to settle and discharge such public entities’ claims against PG&E Corporation and the Utility relating to the 2018 Camp fire, 2017 Northern California wildfires and 2015 Butte fire (collectively, “Public Entity Wildfire Claims”).

The PSAs also provide that, following the Effective Date, PG&E Corporation and the Utility will create and promptly fund $10.0 million to a segregated fund (the “Public Entity Segregated Defense Fund”) to be used by the Supporting Public Entities collectively in connection with the defense or resolution of claims against the Supporting Public Entities by third parties relating to the wildfires noted above (“Third Party Claims”).

These elements were incorporated into the Plan which was approved by the Bankruptcy Court in the Confirmation Order. As described in “Chapter 11 Claims Process” above, the actions required by each PSA were taken on or around the Effective Date.

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

As described above under the heading “Pre-petition Wildfire-Related Claims and Discharge Upon Plan Effective Date,” the payments described in the Subrogation RSA were made on the Effective Date.

Restructuring Support Agreement with the TCC

On December 6, 2019, PG&E Corporation and the Utility entered into the TCC RSA. The TCC RSA provides for, among other things, a combination of cash and common stock of the reorganized PG&E Corporation to be provided by PG&E Corporation and the Utility pursuant to the Plan (together with certain additional rights, the “Aggregate Fire Victim Consideration”) in order to settle and discharge the Fire Victim Claims, upon the terms and conditions set forth in the TCC RSA and the Plan. The Aggregate Fire Victim Consideration to be funded into the Fire Victim Trust to be established pursuant to the Plan for the benefit of holders of the Fire Victim Claims will consist of (a) $5.4 billion in cash to be contributed on the Effective Date of the Plan, (b) $1.35 billion in cash consisting of (i) $650 million to be paid in cash on or before January 15, 2021 and (ii) the remaining balance of $1.35 billion to be paid in cash on or before January 15, 2022, in each case pursuant to the terms of a tax benefit payment agreement to be entered into between the Fire Victim Trust and the reorganized Utility, and (c) an amount of common stock of the reorganized PG&E Corporation valued at 14.9 times Normalized Estimated Net Income (as defined in the TCC RSA), except that the Fire Victim Trust’s share ownership of the reorganized PG&E Corporation will not be less than 20.9% based on the number of fully diluted shares of the reorganized PG&E Corporation outstanding as of the Effective Date of the Plan, assuming the Utility’s allowed ROE as of the date of the TCC RSA. Under certain circumstances, including certain change of control transactions and in connection with the monetization of certain tax benefits related to the payment of wildfire-related claims, the payments described in clause (b) will be accelerated and payable upon an earlier date. The Aggregate Fire Victim Consideration also includes (1) the assignment by PG&E Corporation and the Utility to the Fire Victim Trust of certain rights and causes of action related to the 2015 Butte fire, the 2017 Northern California wildfires and the 2018 Camp fire (together, the “Fires”) that PG&E Corporation and the Utility may have against certain third parties and (2) the assignment of rights under the 2015 insurance policies to resolve any claims related to the Fires in those policy years, other than the rights of PG&E Corporation and the Utility to be reimbursed under the 2015 insurance policies for claims submitted to and paid by PG&E Corporation and the Utility prior to the Petition Date to resolve any claims related to the Fires in those policy years. On June 11, 2020, PG&E Corporation and the Utility and the TCC agreed that the percentage ownership of the Fire Victim Trust will be 22.19% of the outstanding shares of the PG&E Corporation on the Effective Date.

Pursuant to further discussions with claimants relating to the Ghost Ship fire, certain provisions of the TCC RSA were superseded by the terms of the Plan, and accordingly the above description of the TCC RSA has been revised to reflect the fact that claims arising out of the Ghost Ship fire will be resolved separately from the TCC RSA.

As described above under the heading “Pre-petition Wildfire-Related Claims and Discharge Upon Plan Effective Date,” the funding to be made pursuant to the TCC RSA and the Plan were made on the Effective Date.

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

On July 16, 2020, Cal Fire issued a press release addressing the cause of the 2019 Kincade fire. Cal Fire has determined that “the Kincade Fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E) located northeast of Geyserville. Tinder dry vegetation and strong winds combined with low humidity and warm temperatures contributed to extreme rates of fire spread.” Cal Fire also indicated that its investigative report has been forwarded to the Sonoma County District Attorney’s Office, which is reviewing the matter.

PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2019 Kincade fire. This investigation is preliminary, and PG&E Corporation and the Utility do not have access to all of the evidence in the possession of Cal Fire or other third parties.

Potential liabilities related to the Kincade Fire depend on various factors, including but not limited to the cause of the fire, contributing causes of the fire (including alternative potential origins, weather- and climate-related issues), the number, size and type of structures damaged or destroyed, the contents of such structures and other personal property damage, the number and types of trees damaged or destroyed, attorneys’ fees for claimants, the nature and extent of any personal injuries, the amount of fire suppression and clean-up costs, other damages the Utility may be responsible for if found negligent, and the amount of any penalties or fines that may be imposed by governmental entities.

If the Utility’s facilities, such as its electric distribution and transmission lines, are judicially determined to be the substantial cause of the Kincade fire, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest and attorneys’ fees without having been found negligent. California courts have imposed liability under the doctrine of inverse condemnation in legal actions brought by property holders against utilities on the grounds that losses borne by the person whose property was damaged through a public use undertaking should be spread across the community that benefited from such undertaking, and based on the assumption that utilities have the ability to recover these costs from their customers. Further, California courts have determined that the doctrine of inverse condemnation is applicable regardless of whether the CPUC ultimately allows recovery by the utility for any such costs. The CPUC may decide not to authorize cost recovery even if a court decision were to determine that the Utility is liable as a result of the application of the doctrine of inverse condemnation. (See “Loss Recoveries – Regulatory Recovery” below for further information regarding potential cost recovery related to the wildfires.)

In light of the current state of the law concerning inverse condemnation and the information currently available to PG&E Corporation and the Utility as of the date of this filing, including the information contained in the electric incident reports, Cal Fire’s determination of the cause, and other information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss of at least $600 million in connection with the 2019 Kincade fire (before available insurance). This amount corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses and is subject to change based on additional information. The $600 million estimate does not include, among other things, (i) any amounts for potential penalties or fines that may be imposed by governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by Federal, state, county and local government entities or agencies other than state fire suppression costs, (iv) evacuation costs or (v) any other amounts that are not reasonably estimable.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of loss could be greater than $600 million (before available insurance) but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. If the liability for the 2019 Kincade fire were to exceed $1.0 billion, it is possible the Utility would be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount, subject to the 40% limitation on claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in Cal Fire’s possession, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of potential damages.

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

The Utility has liability insurance from various insurers, which provides coverage for third-party liability attributable to the Kincade fire in an aggregate amount of $430 million. The Utility records insurance recoveries when it is deemed probable that recovery will occur, and the Utility can reasonably estimate the amount or its range. As of June 30, 2020, the Utility has recorded an insurance receivable for the full amount of the $430 million. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.

PG&E Corporation and the Utility have received and are responding to data requests from the SED relating to the Kincade fire. Various other entities, including law enforcement agencies, may also be investigating the fire. It is uncertain when the investigations will be complete.

As of July 24, 2020, PG&E Corporation and the Utility are aware of three complaints on behalf of approximately 142 plaintiffs related to the 2019 Kincade fire and expects that they may receive further such complaints. The complaints were filed in the California Superior Court for the County of Sonoma and include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect and de-energize their transmission lines was the cause of the 2019 Kincade fire. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

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

Insurance

Insurance Coverage

PG&E Corporation and the Utility have liability insurance coverage for wildfire events in an amount of $430 million (subject to an initial self-insured retention of $10 million per occurrence) for the period from August 1, 2019 through July 31, 2020, and approximately $1 billion in liability insurance coverage for non-wildfire events (subject to an initial self-insured retention of $10 million per occurrence), comprised of $520 million for the period from August 1, 2019 through July 31, 2020 and $480 million for the period from September 3, 2019 through September 2, 2020. PG&E Corporation’s and the Utility’s cost of obtaining this wildfire and non-wildfire insurance coverage in place for the period of August 1, 2019 through September 2, 2020 is approximately $212 million.

In July 2020, the Utility renewed its liability insurance coverage for wildfire events in the amount of $757.5 million (subject to an initial self-insured retention of $60 million), comprised of $715 million for the period of August 1, 2020 to July 31, 2021 and $42.5 million in reinsurance for the period of July 1, 2020 through June 30, 2021. In addition, the Utility renewed its liability insurance coverage for non-wildfire events in the amount of $700 million (subject to an initial self-insured retention of $10 million) for the period from August 1, 2020 through July 31, 2021. PG&E Corporation and the Utility’s cost of obtaining this wildfire and non-wildfire coverage is approximately $749 million. PG&E Corporation and the Utility continue to pursue additional insurance coverage for the period from August 1, 2020 through July 31, 2021.

Various coverage limitations applicable to different insurance layers could result in material uninsured costs in the future depending on the amount and type of damages resulting from covered events.

The Utility’s 2020 GRC settlement agreement, currently pending before the Commission, includes a new two-way balancing account that, if approved, would allow the Utility to recover in rates its actual insurance premium costs for up to $1.4 billion in coverage. The Utility is unable to predict the timing and outcome of the 2020 GRC proceeding.

The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any calendar year that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054.

Insurance Receivable

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur. Through June 30, 2020, PG&E Corporation and the Utility recorded $1.38 billion for probable insurance recoveries in connection with the 2018 Camp fire, $843 million for probable insurance recoveries in connection with the 2017 Northern California wildfires, and $430 million for probable insurance recoveries in connection with the 2019 Kincade fire. These amounts reflect an assumption that the cause of each fire is deemed to be a separate occurrence under the insurance policies. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

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

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2019 Kincade fire	2018 Camp fire	2017 Northern California wildfires	2015 Butte fire	Total
Balance at December 31, 2019	$—	$1,380	$807	$50	$2,237
Accrued insurance recoveries	430	—	—	—	430
Reimbursements	—	(408)	(121)	—	(529)
Balance at June 30, 2020	$430	$972	$686	$50	$2,138

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

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to not impact amounts billed to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. As a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate a $700 million payment due to the Fire Victim Trust.

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

Wildfire-Related Derivative Litigation

Two purported derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants certain current and former members of the Board of Directors and certain current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility are named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018 and are denominated In Re California North Bay Fire Derivative Litigation. On April 13, 2018, the plaintiffs filed a consolidated complaint. After the parties reached an agreement regarding a stay of the derivative proceeding pending resolution of the tort actions described above and any regulatory proceeding relating to the 2017 Northern California wildfires, on April 24, 2018, the court entered a stipulation and order to stay. The stay is subject to certain conditions regarding the plaintiffs’ access to discovery in other actions. On January 28, 2019, the plaintiffs filed a request to lift the stay for the purposes of amending their complaint to add allegations regarding the 2018 Camp fire. Prior to resolution of the plaintiffs’ request to lift the stay, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of bankruptcy proceedings, as discussed below.

On August 3, 2018, a third purported derivative lawsuit, entitled Oklahoma Firefighters Pension and Retirement System v. Chew, et al., was filed in the U.S. District Court for the Northern District of California, naming as defendants certain current and former members of the Board of Directors and certain current and former officers of PG&E Corporation and the Utility. PG&E Corporation is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duties and unjust enrichment as well as a claim under Section 14(a) of the federal Securities Exchange Act of 1934 alleging that PG&E Corporation’s and the Utility’s 2017 proxy statement contained misrepresentations regarding the companies’ risk management and safety programs. On October 15, 2018, PG&E Corporation filed a motion to stay the litigation. Prior to the scheduled hearing on this motion, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of bankruptcy proceedings, as discussed below. A case management conference is currently set for October 15, 2020.

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

On November 21, 2018, a fifth purported derivative lawsuit, entitled Williams v. Earley, Jr., et al., was filed in federal court in San Francisco, alleging claims identical to those alleged in the Oklahoma Firefighters Pension and Retirement System v. Chew, et al. lawsuit listed above against certain current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. This lawsuit includes allegations related to the 2017 Northern California wildfires and the 2018 Camp fire. This action was stayed by stipulation of the parties and order of the court on December 21, 2018, subject to resolution of the pending securities class action. A case management conference is currently set for October 15, 2020.

On December 24, 2018, a sixth purported derivative lawsuit, entitled Bowlinger v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. On February 5, 2019, the plaintiff in Bowlinger filed a response to the notice asserting that the automatic stay did not apply to his claims. PG&E Corporation and the Utility accordingly filed a Motion to Enforce the Automatic Stay with the Bankruptcy Court as to the Bowlinger action, which was granted. A case management conference is currently set for September 2, 2020.

On January 25, 2019, a seventh purported derivative lawsuit, entitled Hagberg v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. A case management conference is currently set for January 6, 2021.

On January 28, 2019, an eighth purported derivative lawsuit, entitled Blackburn v. Meserve, et al., was filed in federal court alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with the 2017 Northern California wildfires and the 2018 Camp fire against certain current and former officers and directors, and naming PG&E Corporation as a nominal defendant. A case management conference is currently set for October 15, 2020.

Due to the commencement of the Chapter 11 Cases, PG&E Corporation and the Utility filed notices in each of these proceedings on February 1, 2019, reflecting that the proceedings were automatically stayed through the Effective Date pursuant to section 362(a) of the Bankruptcy Code. PG&E Corporation’s and the Utility’s rights with respect to the derivative claims asserted against former officers and directors of PG&E Corporation and the Utility were assigned to the Fire Victim Trust under the TCC RSA. The assignment became effective as of the Effective Date.

The above purported derivative lawsuits were brought against the named defendants on behalf of PG&E Corporation and/or the Utility. As a result of the assignment of these derivative claims to the Fire Victim Trust, any recovery based on the derivative claims would be paid to the Fire Victim Trust. Any such recovery is limited to the extent of any director and officer insurance policy proceeds paid by any insurance carrier to reimburse PG&E Corporation and/or the Utility for amounts paid pursuant to their indemnification obligations in connection with such causes of action.

Securities Class Action Litigation

Wildfire-Related Class Action

In June 2018, two purported securities class actions were filed in the United States District Court for the Northern District of California, naming PG&E Corporation and certain of its current and former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al., respectively.  The complaints alleged material misrepresentations and omissions related to, among other things, vegetation management and transmission line safety in various PG&E Corporation public disclosures. The complaints asserted claims under Section 10(b) and Section 20(a) of the federal Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, interest, attorneys’ fees and other costs. Both complaints identified a proposed class period of April 29, 2015 to June 8, 2018. On September 10, 2018, the court consolidated both cases and the litigation is now denominated In re PG&E Corporation Securities Litigation. The court also appointed the Public Employees Retirement Association of New Mexico (“PERA”) as lead plaintiff. The plaintiff filed a consolidated amended complaint on November 9, 2018. After the plaintiff requested leave to amend its complaint to add allegations regarding the 2018 Camp fire, the plaintiff filed a second amended consolidated complaint on December 14, 2018.

Due to the commencement of the Chapter 11 Cases, PG&E Corporation and the Utility filed a notice on February 1, 2019, reflecting that the proceedings were automatically stayed pursuant to section 362(a) of the Bankruptcy Code. On February 15, 2019, PG&E Corporation and the Utility filed a complaint in Bankruptcy Court against the plaintiff seeking preliminary and permanent injunctive relief to extend the stay to the claims alleged against the individual officer defendants.

On February 22, 2019, a third purported securities class action was filed in the United States District Court for the Northern District of California, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint names as defendants certain current and former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility is named as a defendant. The complaint alleges material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. The complaint asserts claims under Section 11 and Section 15 of the Securities Act of 1933, and seeks unspecified monetary relief, attorneys’ fees and other costs, and injunctive relief. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are currently under submission with the District Court.

Satisfaction of HoldCo Rescission or Damage Claims and Subordinated Debt Claims

Claims against PG&E Corporation and the Utility relating to the three purported securities class actions (described above) that have been consolidated and denominated In re PG&E Corporation Securities Litigation, U.S. District Court for the Northern District of California, Case No. 18-035509, will be resolved pursuant to the Plan. As described above, these claims consist of pre-petition claims under the Federal securities laws related to, among other things, allegedly misleading statements or omissions with respect to vegetation management and wildfire safety disclosures, and are classified into two categories under the Plan, each of which is subject to subordination under the Bankruptcy Code. The first category of claims consists of pre-petition claims arising from or related to the common stock of PG&E Corporation (such claims, with certain other similar claims against PG&E Corporation, the “HoldCo Rescission or Damage Claims”). The second category of pre-petition claims consists of claims arising from debt securities issued by PG&E Corporation and the Utility (such claims, with certain other similar claims against PG&E Corporation and the Utility, the “Subordinated Debt Claims,” and together with the HoldCo Rescission or Damage Claims, the “Subordinated Claims”).

While PG&E Corporation and the Utility believe they have defenses to the Subordinated Claims, as well as insurance coverage that may be available in respect of the Subordinated Claims, these defenses may not prevail and any such insurance coverage may not be adequate to cover the full amount of the allowed claims. In that case, PG&E Corporation and the Utility will be required, pursuant to the Plan, to satisfy such claims as follows:

•each holder of an allowed HoldCo Rescission or Damage Claim will receive a number of shares of common stock of PG&E Corporation equal to such holder’s HoldCo Rescission or Damage Claim Share (as such term is defined in the Plan); and

•each holder of an allowed Subordinated Debt Claim will receive payment in full in cash.

PG&E Corporation and the Utility have been engaged in mediation with respect to the Subordinated Claims. If the Subordinated Claims are not resolved pursuant to the mediation (with any such resolution being subject to the approval of the Bankruptcy Court), PG&E Corporation and the Utility expect that the Subordinated Claims will be resolved by the Bankruptcy Court in the claims reconciliation process following the Effective Date and treated as described above under the Plan. Under the Plan, after the Effective Date, PG&E Corporation and the Utility have the authority to compromise, settle, object to, or otherwise resolve proofs of claim, and the Bankruptcy Court retains jurisdiction to hear disputes arising in connection with disputed claims. With respect to the Subordinated Claims, the claims reconciliation process may include litigation of the merits of such claims, including the filing of motions, fact discovery, and expert discovery. The total number and amount of allowed Subordinated Claims, if any, was not determined at the Effective Date. To the extent any such claims are allowed, the total amount of such claims could be material, and therefore could result in (a) the issuance of a material number of shares of common stock of PG&E Corporation with respect to allowed HoldCo Rescission or Damage Claims, and (b) the payment of a material amount of cash with respect to allowed Subordinated Debt Claims. There can be no assurance that such claims will not have a material adverse impact on PG&E Corporation’s and the Utility’s business, financial condition, results of operations, and cash flows.

Further, if shares are issued in respect of allowed HoldCo Rescission or Damage Claims, it may be determined that under the Plan, the Fire Victim Trust should receive additional shares of common stock of PG&E Corporation (assuming, for this purpose, that shares issued in respect of the HoldCo Rescission or Damage Claims were issued on the Effective Date).

The named plaintiffs in the consolidated securities actions filed proofs of claim with the Bankruptcy Court on or before the bar date that reflect their securities litigation claims against PG&E Corporation and the Utility. On December 9, 2019, the lead plaintiff in the consolidated securities actions filed a motion seeking approval from the Bankruptcy Court to treat its proof of claim as a class proof of claim. On February 27, 2020, the Bankruptcy Court issued an order denying the motion, but extending the bar date for putative class members to file proofs of claim until April 16, 2020. On March 6, 2020, the lead plaintiff filed a notice of appeal regarding the denial of its motion. On May 15, 2020, the lead plaintiff filed the opening brief for its appeal. On June 15, 2020, PG&E filed its brief in response. On June 29, 2020, the lead plaintiff filed its reply. No hearing date has been set.

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. PERA’s principal brief in support of the appeal is due no more than 30 days after docketing of notice that the record has been transmitted or is available electronically on the District Court’s docket. PG&E Corporation’s and the Utility’s principal and response brief is due no more than 30 days after service of PERA’s brief.

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

On April 17, 2020, the plaintiffs filed an amended complaint asserting the same claims. The amended complaint added PG&E Corporation and a former officer of PG&E Corporation as defendants, and no longer asserts claims against the other two officers of PG&E Corporation previously named in the action.

On May 15, 2020 the officer defendants filed their motion to dismiss in Vataj. On June 19, 2020, the lead plaintiff filed its opposition to the motion to dismiss. On July 10, 2020 the officer defendants filed their reply. The hearing is currently set for August 20, 2020. As of July 29, 2020, PG&E Corporation had not yet been served with this complaint.

Given the early stages of the litigations, including but not limited to the fact that defendants’ motions to dismiss have not yet been decided and no discovery has occurred in the consolidated securities actions or the de-energization class action, PG&E Corporation and the Utility are unable to reasonably estimate the amount of any potential loss.

Indemnification Obligations

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations extend to the claims asserted against the directors and officers in the securities class action. PG&E Corporation and the Utility maintain directors’ and officers’ insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the wildfire-related securities class actions and derivative litigation, and are in communication with the carriers regarding the applicability of the directors and officers insurance policies to those matters. PG&E Corporation and the Utility additionally have potential indemnification obligations to the underwriters for the Utility’s note offerings, pursuant to the underwriting agreements associated with those offerings. PG&E Corporation’s and the Utility’s indemnification obligations to the officers, directors and underwriters may be limited or affected by the Chapter 11 Cases.

District Attorneys’ Offices Investigations

Following the 2018 Camp fire, the Butte County District Attorney’s Office and the California Attorney General’s Office opened a criminal investigation of the 2018 Camp fire. PG&E Corporation and the Utility were informed by the Butte County District Attorney’s Office and the California Attorney General’s Office that a grand jury had been empaneled in Butte County.

On March 17, 2020, the Utility entered into the Plea Agreement and Settlement (the “Plea Agreement”) with the People of the State of California, by and through the Butte County District Attorney’s office (the “People” and the “Butte DA,” respectively) to resolve the criminal prosecution of the Utility in connection with the 2018 Camp fire. Subject to the terms and conditions of the Plea Agreement, the Utility agreed to plead guilty to 84 counts of involuntary manslaughter in violation of Penal Code section 192(b) and one count of unlawfully causing a fire in violation of Penal Code section 452, and to admit special allegations pursuant to Penal Code sections 452.1(a)(2), 452.1(a)(3) and 452.1(a)(4). Upon approval and acceptance of the Plea Agreement by the Butte County Superior Court and the Bankruptcy Court, the People agreed not to prosecute any other criminal charges related to or arising out of the 2018 Camp fire against the Utility, PG&E Corporation or any of their subsidiaries, including PG&E Corporation and the Utility as reorganized pursuant to the Chapter 11 Cases.

Per the Plea Agreement, the Utility was sentenced to pay the maximum total fine and penalty of approximately $3.5 million. This $3.5 million fine and penalty will not be paid from the amounts to be distributed by the Utility to the Fire Victim Trust. The Plea Agreement provides that no other or additional sentence will be imposed on the Utility in the criminal action in connection with the 2018 Camp fire. The Utility also agreed to pay $500,000 to the Butte County District Attorney Environmental and Consumer Protection Fund to reimburse costs spent on the investigation of the 2018 Camp fire.

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

On June 16, 2020 through June 18, 2020, the Butte County Superior Court held proceedings at which the Utility pled guilty and was sentenced according to the terms of the Plea Agreement. On July 21, 2020, the Utility paid the $3.5 million fine and penalty to the Butte County Superior Court and $500,000 to the Butte County District Attorney Environmental and Consumer Protection Fund.

Cal Fire announced that it had determined that “the Kincade Fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E) located northeast of Geyserville. Tinder dry vegetation and strong winds combined with low humidity and warm temperatures contributed to extreme rates of fire spread.” Cal Fire also indicated that its investigative report has been forwarded to the Sonoma County District Attorney’s Office, which is reviewing the matter.

Additional investigations and other actions may arise out of the 2019 Kincade fire. The timing and outcome for resolution of any such investigations are uncertain.

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

Clean-up and Repair Costs

The Utility incurred costs of $826 million for clean-up and repair of the Utility’s facilities (including $358 million in capital expenditures) through June 30, 2020, in connection with the 2018 Camp fire. The Utility also incurred costs of $349 million for clean-up and repair of the Utility’s facilities (including $193 million in capital expenditures) through June 30, 2020, in connection with the 2017 Northern California wildfires. In addition, the Utility incurred costs of $62 million for clean-up and repair of the Utility’s facilities (including $18 million in capital expenditures) through June 30, 2020, in connection with the 2019 Kincade fire. The Utility is authorized to track and seek recovery of clean-up and repair costs through CEMA. (CEMA requests are subject to CPUC approval.) The Utility capitalizes and records as regulatory assets costs that are probable of recovery. At June 30, 2020, the CEMA regulatory asset balances related to the 2019 Kincade fire, 2018 Camp fire, and 2017 Northern California wildfires were zero, zero, and $49 million, respectively, and are included in long-term regulatory assets on the Condensed Consolidated Balance Sheets. Additionally, other than the amounts subject to the settlement agreement, as modified by the Decision Different approved by the CPUC on May 7, 2020, in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire, the capital expenditures for clean-up and repair are included in property, plant and equipment at June 30, 2020.

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

Wildfire Assistance Fund

On May 24, 2019, the Bankruptcy Court entered an order authorizing PG&E Corporation and the Utility to establish and fund a program (the “Wildfire Assistance Fund”) to assist those displaced by the 2018 Camp fire and 2017 Northern California wildfires with the costs of substitute or temporary housing and other urgent needs. The Utility fully funded $105 million into the Wildfire Assistance Fund on August 2, 2019. As of June 30, 2020, the administrator had issued claimant payments totaling $100 million under the Wildfire Assistance Fund.

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

On August 23, 2019, the CPUC approved the Utility’s Initial Safety Certification, which under AB 1054 entitles the Utility to certain benefits, including eligibility for a cap on wildfire fund reimbursement and for a reformed prudent manager standard. The Utility satisfied the required elements for its Initial Safety Certificate, as follows: (i) the electrical corporation has an approved wildfire mitigation plan, (ii) the electrical corporation is in good standing, which can be satisfied by the electrical corporation having agreed to implement the findings of its most recent safety culture assessment, if applicable, (iii) the electrical corporation has established a safety committee of its board of directors composed of members with relevant safety experience, and (iv) the electrical corporation has established board-of-director-level reporting to the CPUC on safety issues. The Initial Safety Certification is valid for 12 months. Before the expiration of any current safety certification, the Utility must request a new safety certification for the following 12 months, which shall be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to Section 8389(e) of the Public Utilities Code, added by AB 1054. The existing safety certification remains valid until a timely request for a new safety certification is acted upon. On July 29, 2020, the Utility timely submitted its application for a new safety certification.

The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the Department of Water Resources charge to ratepayers, (ii) $7.5 billion in initial contributions from California’s three investor-owned electric utility companies and (iii) $300 million in annual contributions paid by California’s three investor-owned electric utility companies. The contributions from the investor-owned electric utility companies will be effectively borne by their respective shareholders, as they will not be permitted to recover these costs from ratepayers. The costs of the initial and annual contributions are allocated among the three investor-owned electric utility companies pursuant to a “Wildfire Fund allocation metric” set forth in AB 1054 based on land area in the applicable utility’s service territory classified as high fire threat districts and adjusted to account for risk mitigation efforts. The Utility’s Wildfire Fund allocation metric is 64.2% (representing an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million). The Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than expected, including as a result of claims made by California’s other participating electric utility companies.

AB 1054 also provides that the first $5.0 billion expended in the aggregate by California’s three investor-owned electric utility companies on fire risk mitigation capital expenditures included in their respective approved WMPs will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures will be allocated among the investor-owned electric utility companies in accordance with their Wildfire Fund allocation metrics (described above). The Utility’s allocation is $3.21 billion. AB 1054 contemplates that such capital expenditures may be securitized through a customer charge.

On July 23, 2019, the Utility notified the CPUC of its intent to participate in the Wildfire Fund. On August 7, 2019, PG&E Corporation and the Utility submitted a motion with the Bankruptcy Court for the entry of an order authorizing PG&E Corporation and the Utility to participate in the Wildfire Fund and to make any initial and annual contributions to the Wildfire Fund upon emergence from Chapter 11. On August 26, 2019, the Bankruptcy Court entered an order granting such authorizations. In order to participate in the Wildfire Fund, the Utility also was required to meet the eligibility and other requirements set forth in AB 1054, and to pay its share of the initial contribution to the Wildfire Fund upon emergence from Chapter 11.

On the Effective Date, having satisfied the conditions for the Utility’s participation in the Wildfire Fund, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. SDG&E and Edison made their initial contributions to the Wildfire Fund in September 2019.

As of the Effective Date, the Wildfire Fund is available to the Utility to pay for eligible claims arising as of the effective date of AB 1054, i.e. July 12, 2019, subject to a limit of 40% of the amount of such claims arising between the effective date of AB 1054 and the Effective Date of the Plan.

For additional information on the Wildfire Fund, see Note 3 above.

NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to enforcement and litigation matters and environmental remediation.  A provision for a loss contingency is recorded when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. PG&E Corporation and the Utility evaluate the range of reasonably estimated losses and record a provision based on the lower end of the range, unless an amount within the range is a better estimate than any other amount. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Loss contingencies are reviewed quarterly and estimates are adjusted to reflect the impact of all known information, such as negotiations, discovery, settlements and payments, rulings, penalties related to regulatory compliance, advice of legal counsel, and other information and events pertaining to a particular matter. PG&E Corporation’s and the Utility’s policy is to exclude anticipated legal costs from the provision for loss and expense these costs as incurred.

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

As of June 30, 2020, PG&E Corporation and the Utility recorded charges of $348 million, related to the portion of the $403 million in disallowed capital that had been spent through June 30, 2020 and, in 2020, expects to record $34 million related to capital expenditures listed in the table above. In addition, PG&E Corporation and Utility recorded charges of approximately $84 million related to vegetation management and catastrophic event expense costs that were previously determined to be probable of recovery and expects to record an additional $6 million in expenses later in 2020.

The Utility expects that the system enhancement spending pursuant to the settlement agreement will occur through 2025.

On April 20, 2020, the assigned commissioner issued a Decision Different adopting the proposed modifications set forth in the request for review. The Decision Different (i) increases the amount of disallowed wildfire expenditures by $198 million (as set forth in the POD); (ii) increases the amount of shareholder funding for System Enhancement Initiatives by $64 million (as set forth in the POD); (iii) imposes a $200 million fine but permanently suspends payment of the fine; and (iii) limits the tax savings that must be returned to ratepayers to those savings generated by disallowed operating expenditures. The Decision Different also denies all pending appeals of the POD and denies, in part, the Utility’s motion requesting other relief. On April 30, 2020, the Utility submitted its comments on the Decision Different to the CPUC, accepting the modifications. The CPUC approved the Decision Different on May 7, 2020.

The settlement agreement, as modified by the Decision Different, became effective upon: (i) approval by the CPUC in the Decision Different, (ii) following such approval by the CPUC, the June 20, 2020 approval of the Bankruptcy Court, and (iii) the July 1, 2020 effectiveness of the Plan.

On June 8, 2020, two parties filed separate Applications for Rehearing, the purpose of which was to challenge the CPUC’s approval of the settlement agreement, as modified. On June 23, 2020, the Utility and CUE filed a joint response opposing the Applications for Rehearing. The Utility is unable to predict the outcome of the CPUC’s rulings on the Applications for Rehearing.

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

As of June 30, 2020, PG&E Corporation’s and the Utility’s Consolidated Balance Sheets include a $44 million accrual. On July 21, 2020, the Utility paid $44 million to the California General Fund.

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

As previously disclosed, on December 5, 2019, the CPUC approved a settlement agreement between the Cities of San Bruno and San Carlos, Public Advocates Office, the SED, TURN, and the Utility, resolving phase two of this proceeding (phase one was settled in April 2018, for more information see “OII into Compliance with Ex Parte Communication Rules” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 the 2019 Form 10-K). Under the settlement agreement, the Utility was required to pay a total penalty of $10 million comprised of: (1) a $2 million payment to the General Fund of the State of California, (2) forgoing collection of $5 million in revenue requirements during the term of its 2019 GT&S rate case, (3) forgoing collection of $1 million in revenue requirement during the term of its 2020 GRC cycle, and (4) compensation payments of $1 million to each of the Cities of San Bruno and San Carlos. By the terms of the settlement, the financial remedies were not to be implemented until a plan of reorganization was approved in the Chapter 11 Cases. In accordance with accounting rules, adjustments related to forgone collections would be recorded in the periods in which they are incurred. On April 8, 2020, the Utility filed a motion with the Bankruptcy Court, seeking the approval of the settlement agreement. The Bankruptcy Court approved this motion on April 24, 2020.

On July 21, 2020, the Utility had effectuated the above payments to the California General Fund and the Cities of San Bruno and San Carlos.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims, lawsuits, and regulatory proceedings that separately are not considered material.  Accruals for contingencies related to such matters (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters”) totaled $171 million and $116 million at June 30, 2020 and December 31, 2019, respectively. These amounts were included in LSTC at December 31, 2019 and were included in Other current liabilities at June 30, 2020. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

On April 6, 2020, plaintiff filed a notice of appeal of the Bankruptcy Court decision dismissing the complaint. Plaintiff has elected to have the appeal heard by the District Court, rather than the Bankruptcy Appellate Panel. Plaintiff filed a designation of the record and statement of the issues on April 20, 2020, and the Utility had until May 4, 2020, 14 days thereafter, to file a designation of any additional items.

On June 8, 2020, plaintiff filed its opening brief. The Utility filed its opposition brief on July 6, 2020. Plaintiff’s reply brief is due on August 5, 2020.

The Utility is unable to determine the timing and outcome of this proceeding.

2015 GT&S Rate Case Disallowance of Capital Expenditures

On June 23, 2016, the CPUC approved a final phase one decision in the Utility’s 2015 GT&S rate case.  The phase one decision excluded from rate base $696 million of capital spending in 2011 through 2014 in excess of the amount adopted in the prior GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to a review of reasonableness to be conducted, or overseen, by the CPUC staff. The review was completed on June 1, 2020 and did not result in any additional disallowances. The report certified $512 million for future recovery. The difference between the certified amount and the $576 million previously disallowed is mainly because the $576 million was presented as a forecast level of spending, whereas the $512 million reflects actual recorded spending in 2011 through 2014.

The Utility expects to file a cost recovery application seeking a revenue requirement corresponding to these capital expenditures in the third quarter of 2020. Capital disallowances are reflected in Operating and maintenance expenses in the Condensed Consolidated Statements of Income.

The Utility is unable to determine the timing and outcome of this upcoming proceeding.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is comprised of the following:

	Balance at
(in millions)	June 30, 2020	December 31, 2019
Topock natural gas compressor station	$339	$362
Hinkley natural gas compressor station	135	138
Former manufactured gas plant sites owned by the Utility or third parties (1)	680	568
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	102	101
Fossil fuel-fired generation facilities and sites (3)	103	106
Total environmental remediation liability	$1,359	$1,275

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

The Utility’s environmental remediation liability at June 30, 2020, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. At June 30, 2020, the Utility expected to recover $1,030 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $222 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSM, where 90% of the costs are recovered in rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is currently conducting a background study on the site to better define the chromium plume boundaries. A draft background report was received in January 2020 and is expected to be finalized in 2021. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $137 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $503 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $66 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSM, where 90% of the costs are recovered in rates.

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

Insurance

Wildfire Insurance

PG&E Corporation and the Utility have liability insurance coverage for wildfire events in an amount of $430 million (subject to an initial self-insured retention of $10 million per occurrence) for the period from August 1, 2019 through July 31, 2020, and approximately $1 billion in liability insurance coverage for non-wildfire events (subject to an initial self-insured retention of $10 million per occurrence), comprised of $520 million for the period from August 1, 2019 through July 31, 2020 and $480 million for the period from September 3, 2019 through September 2, 2020. PG&E Corporation’s and the Utility’s cost of obtaining this wildfire and non-wildfire insurance coverage in place for the period of August 1, 2019 through September 2, 2020 is approximately $212 million.

In July 2020, the Utility renewed its liability insurance coverage for wildfire events in the amount of $757.5 million (subject to an initial self-insured retention of $60 million), comprised of $715 million for the period of August 1, 2020 to July 31, 2021 and $42.5 million in reinsurance for the period of July 1, 2020 through June 30, 2021. In addition, the Utility renewed its liability insurance coverage for non-wildfire events in the amount of $700 million (subject to an initial self-insured retention of $10 million) for the period from August 1, 2020 through July 31, 2021. PG&E Corporation and the Utility’s cost of obtaining this wildfire and non-wildfire coverage is approximately $749 million. PG&E Corporation and the Utility continue to pursue additional insurance coverage for the period from August 1, 2020 through July 31, 2021.

Various coverage limitations applicable to different insurance layers could result in material uninsured costs in the future depending on the amount and type of damages resulting from covered events.

The Utility’s 2020 GRC settlement agreement, currently pending before the Commission, includes a new two-way balancing account that, if approved, would allow the Utility to recover in rates its actual insurance premium costs for up to $1.4 billion in coverage. The Utility is unable to predict the timing and outcome of the 2020 GRC proceeding.

The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any calendar year that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and European Mutual Association for Nuclear Insurance, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $43 million.  If European Mutual Association for Nuclear Insurance losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $4 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2019 Form 10-K.

Tax Matters

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months due to the resolution of audits.  As of June 30, 2020, it is reasonably possible that unrecognized tax benefits will decrease by approximately $30 million within the next 12 months.

As of the Effective Date, PG&E Corporation and Subsidiaries does not believe that it has undergone an ownership change, and therefore, its net operating loss carryforwards and other tax attributes are not limited by IRC Section 382 of the Internal Revenue Code.

In March 2020, Congress passed, and the President signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Under the CARES Act, PG&E Corporation and the Utility expect to be able to defer the payment of 2020 payroll taxes for the remainder of the year to 2021 and 2022.

During June 2020, the State of California approved AB 85 to increase taxes on Corporations over a three-year period beginning in 2020 by suspension of the net operating loss deduction and a limit of $5 million per year on business tax credits. PG&E Corporation and the Utility do not anticipate any material impacts to PG&E Corporation’s Condensed Consolidated Financial Statements due to this legislation.

See “Ownership Restrictions in PG&E Corporation Articles” in Note 6 for information on the possible election to treat the Fire Victim Trust as a “grantor trust” for federal income tax purposes.

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

Oakland Headquarters Lease

On June 5, 2020, the Utility entered into an Agreement to Enter Into Lease and Purchase Option (the “Agreement”) with TMG Bay Area Investments II, LLC (“TMG”). The Agreement provides that, contingent on (i) entry of an order by the Bankruptcy Court authorizing the Utility to enter into the Agreement and the Lease Agreement (as defined below), subject to certain conditions, and (ii) acquisition of the Building (as defined below) by BA2 300 Lakeside LLC (“Landlord”), a wholly owned subsidiary of TMG, the Utility and Landlord will enter into an office lease agreement (the “Lease Agreement”) for approximately 910,000 rentable square feet of space within the building located at 300 Lakeside Drive, Oakland, California 94612 (the “Building”) to serve as the Utility’s principal administrative headquarters (the “Lease”). On June 9, 2020, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court authorizing them to enter into the Agreement and grant related relief. The Bankruptcy Court entered an order approving the motion on June 24, 2020.

The term of the Lease will begin on or about January 1, 2022. The Lease term will expire 34 years and 11 months after the commencement date, unless earlier terminated in accordance with the terms of the Lease. In addition to base rent, the Utility will be responsible for certain costs and charges specified in the Lease, including insurance costs, maintenance costs and taxes.

The Lease will require the Landlord to pursue approvals to subdivide the real estate it owns surrounding the Building to create a separate legal parcel that contains the Building (the “Property”) that can be sold to the Utility. The Lease will grant to the Utility an option to purchase the Property, following such subdivision, at a price of $892 million, subject to certain adjustments (the “Purchase Price”). The Purchase Price would not be paid until 2023. The Utility expects that the annual lease costs and the capital costs associated with the purchase option will be eligible for cost recovery through one or more future proceedings at the CPUC, including in the 2023 General Rate Case. In addition, in accordance with and subject to the terms of the Agreement and the Lease Agreement, respectively, the Utility would issue (i) an option payment letter of credit in the amount of $75 million on or before the Lease Date (as defined in the Agreement and the Lease Agreement), and (ii) and a lease security letter of credit in the amount of $75 million concurrently with the execution and delivery of the Lease Agreement.

In connection with entry into the Agreement, the Utility intends to sell its current office space generally located at 77 Beale Street, 215 Market Street, 245 Market Street and 50 Main Street, San Francisco, California 94105, and associated properties owned by the Utility (“SF General Office”). Any sale of the SF General Office would be subject to approval by the CPUC.

At June 30, 2020, the Agreement had no impact on PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

NOTE 12: SUBSEQUENT EVENTS

The Plan became effective and PG&E Corporation and the Utility emerged from Chapter 11 on July 1, 2020. Several transactions related to PG&E Corporation’s and the Utility’s emergence from Chapter 11 occurred after June 30, 2020, including on July 1, 2020 and thereafter. For disclosure of such subsequent events, please see the Notes to these Condensed Consolidated Financial Statements above.

On July 27, 2020, Elliott Management Corporation, a Consenting Noteholder, filed a motion with the Bankruptcy Court asserting an approximately $250 million administrative claim against PG&E Corporation and the Utility, alleging that PG&E Corporation and the Utility breached the Noteholder RSA by failing to use their best efforts to cause Backstop Parties to transfer up to $2.0 billion of Backstop Commitments to certain of the Consenting Noteholders. Objections to the motion are due on August 11, 2020, and a hearing on the motion is scheduled for August 25, 2020. PG&E Corporation and the Utility are unable to predict the timing and outcome of this proceeding.

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

Chapter 11 Proceedings

On the Petition Date, PG&E Corporation and the Utility filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. PG&E Corporation’s and the Utility’s Chapter 11 Cases were jointly administered under the caption In re: PG&E Corporation and Pacific Gas and Electric Company, Case No. 19-30088 (DM). On the Effective Date, PG&E Corporation and the Utility emerged from Chapter 11. For additional information regarding the Chapter 11 Cases, refer to the website maintained by Prime Clerk, LLC, PG&E Corporation’s and the Utility’s claims and noticing agent, at http://restructuring.primeclerk.com/pge. The contents of this website are not incorporated into this document.

For more information about Chapter 11 emergence and related transactions, see the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Chapter 11 Emergence and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. PG&E Corporation and the Utility suffered material losses as a result of the 2017 Northern California wildfires and the 2018 Camp fire, which contributed to the decision to file for Chapter 11 protection (see Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information). Uncertainty regarding these matters previously raised substantial doubt about PG&E Corporation’s and the Utility’s abilities to continue as going concerns. As a result of PG&E Corporation’s and the Utility’s emergence from Chapter 11 on July 1, 2020, substantial doubt has been alleviated regarding the Company’s ability to meet its obligations as they become due within one year after the date of the accompanying Condensed Consolidated Financial Statements. For more information regarding the Chapter 11 Cases, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

For more information about Chapter 11 emergence and related transactions, see the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Tax Matters

Under Section 382 of the Internal Revenue Code (IRC), if a corporation (or a consolidated group) undergoes an “ownership change,” and the corporation does not qualify for (or elects out of) the special bankruptcy exception in Section 382(l)(5) of the Internal Revenue Code, such net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s ownership of PG&E Corporation’s equity securities to more than 4.75% prior to the Restriction Release Date without approval by the Board of Directors. As discussed in the Risk Factors section below, the calculation of the percentage ownership may differ depending on whether the Fire Victim Trust is treated as a qualified settlement trust or grantor trust.

As of the Effective Date, PG&E Corporation does not believe that it has undergone an ownership change and its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the Internal Revenue Code.

In 2019, $6.75 billion of the liability to be paid to the Fire Victim Trust in PG&E Corporation’s common stock was accrued by the Utility. Because the corresponding tax deduction generally occurs no earlier than payment, the Utility established a deferred tax asset for the accrual in 2019. On July 1, 2020, the Utility paid to the Fire Victim Trust 477 million shares of PG&E Corporation’s common stock. Because of the price of the stock on the date of transfer, the shares transferred to the Fire Victim Trust were valued at $4.53 billion, $2.22 billion less than the $6.75 billion that had been accrued as a liability in the Condensed Consolidated Financial Statements. Therefore, in the quarter ended June 30, 2020, the Utility recorded a charge of $619 million to adjust the measurement of the deferred tax asset to reflect the tax-effected difference between the accrual of $6.75 billion and the tax deduction of $4.53 billion for the transfer of PG&E Corporation’s shares to the Fire Victim Trust.

In addition, this deferred tax asset reflects PG&E Corporation’s conclusion as of June 30, 2020 that it is more likely than not that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal income tax purposes, in which case the corresponding tax deduction will have occurred at the time the PG&E Corporation common stock was transferred to the Fire Victim Trust. As discussed further below in the Risk Factors section, PG&E Corporation believes that it may be beneficial to elect to treat the Fire Victim Trust as a “grantor trust,” but only if PG&E Corporation receives favorable determinations from the IRS regarding certain aspects of such election. If PG&E Corporation makes a “grantor trust” election for the Fire Victim Trust, the Utility’s tax deduction will occur instead at the time the Fire Victim Trust pays the fire victims and will be based on the price at which the Fire Victim Trust sells the shares. In this case, the accounting treatment will require a re-evaluation under applicable accounting guidance of the remaining deferred tax asset and could result in a further impairment thereof or other material impact on the Condensed Consolidated Financial Statements. Additionally, the value of the deduction may be materially different than the value of the deduction if the Fire Victim Trust is treated as a “qualified settlement fund.”

Summary of Changes in Net Income and Earnings per Share

PG&E Corporation’s net loss attributable to common shareholders was $1,972 million and $1,601 million in the three and six months ended June 30, 2020, respectively, compared to net losses of $2,553 million and $2,420 million in the same periods in 2019. PG&E Corporation recognized charges of $1.9 billion and $2.0 billion, net of probable insurance recoveries, associated with the 2018 Camp fire and 2017 Northern California wildfires, respectively, for the three and six months ended June 30, 2019, as compared to a charge of $170 million, net of probable insurance recoveries related to the 2019 Kincade fire in the three and six months ended June 30, 2020. Additionally, in the three and six months ended June 30, 2020, PG&E Corporation recognized $1.1 billion of expense related to the Backstop Commitment premium and $444 million of expense related to the Additional Backstop Premium Shares, with no similar amounts for the same periods in 2019.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Any Future Wildfires, Wildfire Insurance, and AB 1054. While PG&E Corporation and the Utility cannot predict the occurrence, timing or extent of damages in connection with future wildfires, factors such as environmental conditions (including weather and vegetation conditions) and the efficacy of wildfire risk mitigation initiatives are expected to influence the frequency and severity of future wildfires. Although the financial impact of future wildfires could be mitigated through insurance, the Utility may not be able to obtain sufficient wildfire insurance coverage at a reasonable cost, and any such coverage may include limitations that could result in substantial uninsured losses depending on the amount and type of damages resulting from covered events. In July 2020, the Utility renewed its liability insurance coverage for wildfire events in the amount of $757.5 million (subject to an initial self-insured retention of $60 million), comprised of $715 million for the period of August 1, 2020 to July 31, 2021 and $42.5 million in reinsurance for the period of July 1, 2020 through June 30, 2021. Various coverage limitations applicable to different insurance layers could result in material uninsured costs in the future depending on the amount and type of damages resulting from covered events. PG&E Corporation and the Utility continue to pursue additional insurance coverage for the period from August 1, 2020 through July 31, 2021. The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any calendar year that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054. In addition, the policy reforms contemplated by AB 1054 are likely to affect the financial impact of future wildfires on PG&E Corporation and the Utility should any such wildfires occur. The Wildfire Fund would be available to the Utility to pay eligible claims for liabilities arising from future wildfires and would serve as an alternative to traditional insurance products, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds.

However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, even if the Utility satisfies the ongoing eligibility and other requirements set forth in AB 1054, for eligible claims against the Utility arising from wildfires that occurred between July 12, 2019 and the Utility’s emergence from Chapter 11 on July 1, 2020, the availability of the Wildfire Fund to pay such claims will be capped at 40% of the amount of such claims.

•The Uncertainties Regarding the Impact of Public Safety Power Shutoffs. The Utility’s wildfire risk mitigation initiatives involve substantial and ongoing expenditures and could involve other costs. The extent to which the Utility will be able to recover these expenditures and potential other costs through rates is uncertain. The PSPS program, one of the Utility’s wildfire risk mitigation initiatives outlined in the 2019 Wildfire Mitigation Plan, has been the subject of significant scrutiny and criticism by various stakeholders, including the California Governor, the CPUC and the court overseeing the Utility’s probation. On November 12, 2019, the CPUC issued an order to show cause why the Utility should not be sanctioned for alleged violations of law related to its communications with customers, coordination with local governments, and communications with critical facilities and public safety partners during the PSPS events in late 2019. On November 13, 2019, the CPUC instituted an OII to examine 2019 PSPS events carried out by California’s investor-owned utilities and to consider enforcement actions. In addition, the PSPS program has had an adverse impact on PG&E Corporation’s and the Utility’s reputation with customers, regulators and policymakers and future PSPS events may increase these negative perceptions. In addition to the 2019 PSPS events, the Utility expects that PSPS events will be necessary in 2020 and future years. (See “OIR to Examine Utility De-energization of Power Lines in Dangerous Conditions” in “Regulatory Matters” below.)

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

•The Costs of Other Wildfire Mitigation Efforts. In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires, the spread of wildfires should they occur and the impact of PSPS events. PG&E Corporation and the Utility incurred approximately $2.6 billion in connection with the 2019 WMP and expect to incur approximately $2.6 billion in 2020 in connection with its 2020-2022 WMP. Although the Utility may seek cost recovery for certain of these expenses and capital expenditures, the Utility has agreed not to seek rate recovery of certain wildfire-related expenses and capital expenditures in future applications in the amount of $1.625 billion.

While PG&E Corporation and the Utility are committed to taking aggressive wildfire mitigation actions, if additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. The Court overseeing the Utility’s probation in connection with the Utility’s federal criminal proceeding has imposed numerous obligations on the Utility related to its business and operations. Such obligations include full compliance with all applicable laws concerning vegetation management and clearance requirements, submission to regular, unannounced inspections by the Monitor of the Utility’s vegetation management efforts and equipment inspections, enhancement and repair efforts, the maintenance of traceable, verifiable, accurate and complete records of the Utility’s vegetation management efforts and monthly reports to the Monitor on the status and progress of vegetation management efforts. On April 29, 2020, the Court entered an additional order requiring, among other things, the Utility to materially expand its vegetation management program, including through the hiring of additional employees, and to implement a new inspection and record-keeping system for transmission towers. The April 29, 2020 order is currently stayed, pending further review by the Court. (See “U.S. District Court Matters and Probation” in “Enforcement and Litigation Matters” below.) PG&E Corporation and the Utility also face uncertainties in connection with the amount and recoverability of enhanced and accelerated inspection costs of the Utility’s electric transmission and distribution assets. (See “Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its 2020 GRC, FERC TO18, TO19, and TO20 rate cases, and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, FHPMA, WMPMA, FRMMA, and CPPMA. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors. The Utility’s ability to seek cost recovery will also be limited by the outcome of the Wildfires OII. (See Notes 4 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.)

•The Impact of the 2019 Kincade Fire. Claims related to the 2019 Kincade fire will not be discharged in connection with emerging from Chapter 11. On July 16, 2020, Cal Fire issued a press release stating that it had determined that “the Kincade fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E).” Accordingly, if PG&E Corporation or the Utility were determined to be liable for the 2019 Kincade fire, such liabilities could be significant and could exceed the amounts available under applicable insurance policies, which could be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. For the three months ended June 30, 2020, PG&E Corporation and the Utility recorded a loss of $600 million for the 2019 Kincade fire, which amount corresponds to the lower end of the range of reasonably estimable probable losses. If the liability for the 2019 Kincade fire were to exceed $1.0 billion, it is possible the Utility would be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount, subject to a 40% cap on the amount of such claim. As of June 30, 2020, the Utility has also recorded an insurance receivable for $430 million. See “2019 Kincade Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

•The Impact of the COVID-19 pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of COVID-19. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the moratorium on service disconnections and an observed reduction in non-residential electrical load. The Utility continues to evaluate the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist. This impact to liquidity may be partially offset by reductions in discretionary capital spending or potential regulatory or payroll tax policy changes. As of July 1, 2020, PG&E Corporation and the Utility had access to approximately $2.8 billion of total liquidity comprised of approximately $174 million of Utility cash, $343 million of PG&E Corporation cash and $2.3 billion of availability under the Utility and PG&E Corporation credit facilities. Other potential impacts of COVID-19 on PG&E Corporation and the Utility include operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations may also adversely impact operations, a reduction in revenue due to the cost of capital adjustment mechanism, the potential for higher credit spreads and borrowing costs and incremental financing needs. For more information on the impact of COVID-19 on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be significantly affected by the outbreak of the COVID-19 pandemic” in Item 1A Risk Factors in Part II.

PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19. PG&E Corporation and the Utility continue to evaluate the overall impact of COVID-19 and their analysis is subject to change.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation, and regulatory matters, including those described above as well as the outcome of the safety culture OII, the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction, including the oversight of the Utility’s probation and the potential recommendations by the Monitor, and potential penalties in connection with the Utility’s safety and other self-reports. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, offers by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. PG&E Corporation and the Utility cannot predict the nature, occurrence, timing or extent of any such scenario, and there can be no assurance that any such scenario would not involve significant ownership or management changes to PG&E Corporation or the Utility, including by the state of California. Further, certain parties filed notices of appeal with respect to the Confirmation Order, including provisions related to the injunction contained in the Plan that channels certain pre-petition fire-related claims to trusts to be satisfied from the trusts’ assets. There can be no assurance that any such appeal will not be successful and, if successful, that any such appeal would not have a material adverse effect on PG&E Corporation and the Utility.

•The Utility’s Compliance with the CPUC Capital Structure. The CPUC’s capital structure decisions require the Utility to maintain a 52% equity ratio on average over the period that the authorized capital structure is in place, and to file an application for a waiver to the capital structure condition if an adverse financial event reduces its equity ratio by 1% or more. Subsequently, on June 1, 2020 the CPUC issued a decision in the Chapter 11 Proceedings OII granting the Utility a temporary, five-year waiver from compliance with its authorized capital structure for the financing in place upon the Utility’s emergence from Chapter 11, and also directed the Utility to file an Advice letter annually informing the Commission of its current capital structure and deviation from its authorized capital structure, an updated annual forecast for de-leveraging, and its current credit ratings for secured and unsecured debt. (See “Regulatory Matters” below.)

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

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2020 and 2019. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Consolidated Total	$(1,972)	$(2,553)	$(1,601)	$(2,420)
PG&E Corporation	(1,495)	1	(1,572)	4
Utility	$(477)	$(2,554)	$(29)	$(2,424)

PG&E Corporation’s net income (loss) primarily consists of income taxes, interest income on cash held, interest expense on long-term debt, reorganization items, net, and approximately $1.5 billion in expense related to the Backstop Commitment premium and Additional Backstop Premium Shares in the second quarter of 2020, which is not deductible for tax purposes.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as energy procurement costs) and the corresponding revenues the Utility is authorized to collect to recover such costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,303	$1,132	$3,435	$1,872	$1,074	$2,946
Natural gas operating revenues	832	266	1,098	792	205	997
Total operating revenues	3,135	1,398	4,533	2,664	1,279	3,943
Cost of electricity	—	759	759	—	837	837
Cost of natural gas	—	134	134	—	108	108
Operating and maintenance	1,596	549	2,145	1,562	378	1,940
Wildfire-related claims, net of insurance recoveries	170	—	170	3,900	—	3,900
Wildfire fund expense	173	—	173	—	—	—
Depreciation, amortization, and decommissioning	874	—	874	796	—	796
Total operating expenses	2,813	1,442	4,255	6,258	1,323	7,581
Operating income (loss)	322	(44)	278	(3,594)	(44)	(3,638)
Interest income	12	—	12	22	—	22
Interest expense	(189)	—	(189)	(60)	—	(60)
Other income, net	49	44	93	20	44	64
Reorganization items	(111)	—	(111)	(57)	—	(57)
Income (loss) before income taxes	$83	$—	$83	$(3,669)	$—	$(3,669)
Income tax provision (benefit) (1)			556			(1,119)
Net loss			(473)			(2,550)
Preferred stock dividend requirement (1)			4			4
Loss Attributable to Common Stock			$(477)			$(2,554)

(1) These items impacted earnings for the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$4,459	$2,016	$6,475	$3,786	$1,952	$5,738
Natural gas operating revenues	1,696	668	2,364	1,586	630	2,216
Total operating revenues	6,155	2,684	8,839	5,372	2,582	7,954
Cost of electricity	—	1,304	1,304	—	1,436	1,436
Cost of natural gas	—	418	418	—	447	447
Operating and maintenance	3,059	1,051	4,110	3,256	788	4,044
Wildfire-related claims, net of insurance recoveries	170	—	170	3,900	—	3,900
Wildfire fund expense	173	—	173	—	—	—
Depreciation, amortization, and decommissioning	1,729	—	1,729	1,593	—	1,593
Total operating expenses	5,131	2,773	7,904	8,749	2,671	11,420
Operating income (loss)	1,024	(89)	935	(3,377)	(89)	(3,466)
Interest income	28	—	28	43	—	43
Interest expense	(441)	—	(441)	(161)	—	(161)
Other income, net	97	89	186	41	89	130
Reorganization items	(204)	—	(204)	(168)	—	(168)
Income (loss) before income taxes	$504	$—	$504	$(3,622)	$—	$(3,622)
Income tax provision (benefit) (1)			526			(1,205)
Net loss			(22)			(2,417)
Preferred stock dividend requirement (1)			7			7
Loss Attributable to Common Stock			$(29)			$(2,424)

(1) These items impacted earnings for the six months ended June 30, 2020 and 2019.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2020 and 2019, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $471 million, or 18%, and $783 million, or 15%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to additional revenue recorded pursuant to the pending TO20 rate case.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $34 million or 2% in the three months ended June 30, 2020, compared to the same period in 2019, due to a decrease in costs relating to enhanced and accelerated inspections and repairs of transmission and distribution assets of approximately $270 million in the three months ended June 30, 2020, compared to the same period in 2019. In addition, clean-up and repair costs relating to the 2018 Camp fire decreased by $71 million in the three months ended June 30, 2020, compared to the same period in 2019. These decreases were partially offset by $35 million in clean-up and repair costs related to the 2019 Kincade fire, $45 million in costs related to the Wildfire OII settlement, as modified by the Decision Different, and increased labor and insurance costs in the three months ended June 30, 2020, compared to the same period in 2019.

The Utility’s operating and maintenance expenses that impacted earnings decreased by $197 million, or 6%, in the six months ended June 30, 2020, compared to the same period in 2019, primarily due to a decrease in costs relating to enhanced and accelerated inspections and repairs of transmission and distribution assets of approximately $470 million in the six months ended June 30, 2020, compared to the same period in 2019. In addition, clean-up and repair costs relating to the 2018 Camp fire decreased by $250 million in the six months ended June 30, 2020, compared to the same period in 2019. These decreases were partially offset by $20 million in restoration and rebuild costs related to the 2018 Camp fire, $35 million in clean-up and repair costs related to the 2019 Kincade fire, $61 million in costs related to the Wildfire OII settlement, as modified by the Decision Different, and increased labor, contract, insurance, and benefits costs in the six months ended June 30, 2020, compared to the same period in 2019.

Wildfire-related claims, net of insurance recoveries

Cost related to wildfires that impacted earnings decreased by $3.7 billion, or 96%, in the three and six months ended June 30, 2020, compared to the same periods in 2019. The Utility recognized pre-tax charges of $600 million related to the 2019 Kincade fire, partially offset by $430 million in insurance recoveries for the three and six months ended June 30, 2020, compared to pre-tax charges of $1.9 billion and $2.0 billion associated with the 2018 Camp fire and 2017 Northern California wildfires, respectively, for the three and six months ended June 30, 2019.

(See “Item 1A. Risk Factors” in the 2019 Form 10-K, as updated in “Item 1A. Risk Factors” in this Form 10-Q, and Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Wildfire fund expense

Wildfire fund expense that impacted earnings increased by $173 million, or 100%, in the three and six months ended June 30, 2020, compared to the same periods in 2019. During the three months ended June 30, 2020, the Utility satisfied the eligibility and other requirements set forth in AB 1054 and as a result, recorded amortization expense related to the Wildfire Fund coverage received from the effective date of AB 1054 to June 30, 2020.

(See Notes 3 and 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $78 million, or 10%, and $136 million, or 9%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to capital additions and an increase in depreciation rates associated with the 2019 GT&S rate case.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings increased by $129 million, or 215%, and $280 million, or 174%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the cessation of interest accruals on outstanding pre-petition debt in 2019 in connection with the Chapter 11 Cases. In the fourth quarter of 2019, the Utility concluded that interest was probable of being an allowed claim and resumed recording interest on pre-petition debt subject to compromise.

Other Income, Net

Other income, net increased by $29 million, or 145%, and $56 million or 137%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower pension expense resulting from higher than expected return on plan assets.

Reorganization items, net

Reorganization items, net increased by $54 million, or 95% in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase of $34 million of expenses directly associated with the Utility’s Chapter 11 filing and a decrease in interest income of $18 million.

Reorganization items, net increased by $36 million, or 21% in the six months ended June 30, 2020, compared to the same period in 2019 primarily due to an increase of $107 million of expenses directly associated with the Utility’s Chapter 11 filing and a decrease in interest income of $22 million, offset by a decrease in DIP financing costs of $94 million.

(See “Item 1A. Risk Factors” in the 2019 Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.)

Income Tax Benefit

Income tax benefit decreased by $1.68 billion, or 150%, and $1.73 billion, or 144%, in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to a pre-tax loss in 2019 compared to pre-tax income in 2020 and a write-off of a deferred tax asset associated with PG&E Corporation stock contributed into a Fire Victim Trust. For more information on the tax treatment of contributions to the Fire Victim Trust, see “Tax Matters” above.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	228.4%	7.4%	38.5%	7.7%
Effect of regulatory treatment of fixed asset differences (2)	(85.9)%	2.3%	(37.9)%	4.6%
Bankruptcy and Emergence (3)	519.7%	—	86.7%	—%
Other, net	(14.9)%	(0.2)%	(4.0)%	—%
Effective tax rate	668.3%	30.5%	104.3%	33.3%

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
(3) Includes an adjustment of the measurement of the deferred tax asset associated with the difference between the accrual and the value of PG&E stock contributed to the Fire Victim Trust.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cost of purchased power, net (1)	$712	$796	$1,185	$1,295
Fuel used in generation facilities	47	41	119	141
Total cost of electricity	$759	$837	$1,304	$1,436

(1) Cost of purchased power, net decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower Utility electric customer demand, driven by customer departures to CCAs and DA providers, and by higher net sales in the CAISO electricity markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cost of natural gas sold	$102	$82	$355	$391
Transportation cost of natural gas sold	32	26	63	56
Total cost of natural gas	$134	$108	$418	$447

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

LIQUIDITY AND FINANCIAL RESOURCES

Overview

As a result of PG&E Corporation’s and the Utility’s emergence from Chapter 11 on July 1, 2020, substantial doubt has been alleviated regarding the Company’s ability to meet its obligations as they become due within one year after the date of the accompanying Condensed Consolidated Financial Statements.

Upon the Effective Date, the Utility’s ability to fund operations, finance capital expenditures, make scheduled principal and interest payments, and make distributions to PG&E Corporation depends on the levels of its operating cash flows and access to the capital and credit markets. The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect to recover its cost of capital. The Utility generally utilizes retained earnings, equity contributions from PG&E Corporation and long-term debt issuances to maintain its CPUC-authorized long-term capital structure consisting of 52% equity and 48% debt and preferred stock and relies on short-term debt, including its revolving credit facilities, to fund temporary financing needs. On May 28, 2020, the CPUC approved a final decision in the Chapter 11 Proceeding OII, which, among other things, grants the Utility a temporary, five-year waiver from compliance with its authorized capital structure for the financing in place upon the Utility’s exit from Chapter 11.

PG&E Corporation’s ability to fund operations, make scheduled principal and interest payments, and fund equity contributions to the Utility, depends on the level of cash on hand, cash distributions received from the Utility, and PG&E Corporation’s access to the capital and credit markets.

In 2019, as a result of the initiation of the Chapter 11 Cases, each of Moody’s, Fitch, and S&P withdrew its credit ratings for PG&E Corporation and the Utility. As a result of PG&E Corporation’s and the Utility’s credit ratings ceasing to be rated at investment grade, the Utility was required to post collateral under certain of its commodity purchase agreements and certain other obligations. On June 15, 2020, the agencies re-commenced rating the Utility and PG&E Corporation. The Utility and PG&E Corporation were assigned Ba2, BB, and BB- as their issuer credit ratings by Moody’s, Fitch, and S&P, respectively. Additionally, Moody’s assigned a B1 rating to PG&E Corporation’s Senior Secured debt, a Baa3 rating to the Utility’s Senior Secured debt, and a B1 rating to the Utility’s preferred stock. Fitch assigned a BB rating to PG&E Corporation’s Senior Secured debt, a BBB- rating to the Utility’s Senior Secured debt, and a BB rating to the Utility’s preferred stock. Lastly, S&P assigned a BB- and BBB- rating to PG&E Corporation’s and the Utility’s Senior Secured debt, respectively.

As of the Effective Date, PG&E Corporation and the Utility had access to approximately $2.8 billion of total liquidity comprised of approximately $174 million of Utility cash, $343 million of PG&E Corporation cash and $2.3 billion of availability under the Utility and PG&E Corporation credit facilities. Due to the timing of payments made in accordance with the terms of the Plan, on July 1, 2020, the Utility borrowed $775 million on its revolving credit facility. The $775 million was repaid in full by July 17, 2020.

As a result of the outbreak of COVID-19, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could continue to be significantly affected. The Utility continues to evaluate the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist, including the moratorium on service disconnections and an observed reduction in non-residential electrical load. The reduction in cash collections from customers may be partially offset by reductions in discretionary capital spending or potential regulatory or payroll tax policy changes.

The outbreak of COVID-19 and the resulting economic conditions and government orders have and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have and will continue to impact the Utility for an indeterminate period of time. Although the Utility is seeking regulatory relief to mitigate the impact of the consequences of the COVID-19 pandemic, there can be no assurance that any relief is forthcoming or that, if any relief measures are implemented, the timing that any such relief would impact the Utility. On April 16, 2020, the CPUC approved a resolution that authorizes utilities to establish memorandum accounts to track incremental costs associated with complying with the customer protections described within the resolution. On May 1, 2020, the Utility filed an advice letter with the CPUC, describing all reasonable and necessary actions to implement emergency customer protections through April 16, 2021, which was subsequently updated on June 2, 2020 and July 15, 2020, to modify and clarify the filing based on CPUC guidance and is pending CPUC approval. (See “Emergency Authorization and Resolution Directing Utilities to Implement Emergency Customer COVID-19 Protections” below for more information.)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds.  In addition to cash and cash equivalents, PG&E Corporation and the Utility hold restricted cash that primarily consists of cash held in escrow pending the resolution of claims under the Plan.

Financial Resources

DIP Credit Agreement

In connection with the Chapter 11 Cases, PG&E Corporation and the Utility entered into the DIP Credit Agreement, which received final approval from the Bankruptcy Court on March 27, 2019.

On January 29, 2020, the Utility borrowed $500 million under the DIP Delayed Draw Term Loan Facility.

As of June 30, 2020, the Utility had outstanding borrowings of $1.5 billion under the DIP Initial Term Loan Facility, $500 million under the DIP Delayed Draw Term Loan Facility, and $904 million in face amount of letters of credit outstanding under the DIP Revolving Facility. As of June 30, 2020, there were undrawn commitments of $2.6 billion on the DIP Revolving Facility.

On July 1, 2020, the DIP Facilities were repaid in full and all commitments thereunder were terminated in connection with emergence from Chapter 11.

Equity Financings

On July 23, 2020, PG&E Corporation sent a notice of termination to the managers of the Amended and Restated Equity Distribution Agreement, dated as of February 17, 2017, effectively terminating the agreement on that date. During the six months ended June 30, 2020, there were no issuances under this agreement.

Beginning January 1, 2019, PG&E Corporation changed its default matching contributions under its 401(k) plan from PG&E Corporation common stock to cash. Beginning in March 2019, at PG&E Corporation’s directive, the 401(k) plan trustee began purchasing new shares in the PG&E Corporation common stock fund on the open market rather than directly from PG&E Corporation.

In connection with its emergence from Chapter 11, in July 2020, PG&E Corporation issued for gross proceeds of approximately $9.0 billion (i) 423.4 million shares of common stock in the Common Stock Offering, (ii) 342.1 million shares of common stock pursuant to the Investment Agreement, (iii) forward stock purchase contracts to the Backstop Parties pursuant to the Forward Stock Purchase Agreement and (iv) 14.5 million Equity Units in the Equity Unit Offering, representing the right to receive, on maturity, between 125 million and 153 million shares of PG&E Corporation common stock. Such gross proceeds were used to fund distributions under the Plan. For more information, see Note 6 to the Notes to the Condensed Consolidated Financial Statements in Item 1.

Debt Financings

Utility

On June 19, 2020, the Utility completed the sale of (i) $500 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 16, 2022, (ii) $2.5 billion aggregate principal amount of 1.75% First Mortgage Bonds due June 16, 2022, (iii) $1 billion aggregate principal amount of 2.10% First Mortgage Bonds due August 1, 2027, (iv) $2 billion aggregate principal amount of 2.50% First Mortgage Bonds due February 1, 2031, (v) $1 billion aggregate principal amount of 3.30% First Mortgage Bonds due August 1, 2040, and (vi) $1.925 billion aggregate principal amount of 3.50% First Mortgage Bonds due August 1, 2050 (collectively, the “Mortgage Bonds”). The proceeds of the Mortgage Bonds were deposited into an account at The Bank of New York Mellon Trust Company, N.A., as Escrow Agent, which proceeds were held by the Escrow Agent as collateral pursuant to an escrow agreement by and among the Escrow Agent and the Utility. On July 1, 2020, the net proceeds from the sale of the Mortgage Bonds were released from escrow and, together with the net proceeds from certain other Plan financing transactions, were used to effectuate the reorganization of the Utility and PG&E Corporation in accordance with the terms and conditions contained in the Plan.

On the Effective Date, pursuant to the Plan, the Utility issued $11.9 billion of its first mortgage bonds (collectively, the “New Mortgage Bonds”) in satisfaction of certain of its pre-petition senior unsecured debt.

On the Effective Date, pursuant to the Plan, the Utility reinstated $9.6 billion aggregate principal amount of the Utility Reinstated Senior Notes. On the Effective Date, each series of the Utility Reinstated Senior Notes was collateralized by the Utility’s delivery of a first mortgage bond in a corresponding principal amount to the applicable trustee for the benefit of the holders of the Utility Reinstated Senior Notes.

The Mortgage Bonds, the New Mortgage Bonds and the Utility Reinstated Senior Notes are secured by a first lien, subject to permitted liens, on substantially all of the Utility’s real property and certain tangible property related to its facilities. The Mortgage Bonds, the New Mortgage Bonds and the Utility Reinstated Senior Notes are the Utility’s senior obligations and rank equally in right of payment with the Utility’s other existing or future first mortgage bonds issued under the Utility’s mortgage indenture.

On the Effective Date, by operation of the Plan, all outstanding obligations under the Utility Short-Term Senior Notes, the Utility Long-Term Senior Notes and the Utility Funded Debt were cancelled and the applicable agreements governing such obligations were terminated.

In addition, on July 1, 2020, the Utility obtained a $1.5 billion 364-day and a $1.5 billion 18-month secured term loan under a term loan credit agreement. For more information, see “Credit Facilities” discussion below.

For more information, see “Long-Term Debt” in Note 5 to the Notes to the Condensed Consolidated Financial Statements in Item 1.

PG&E Corporation

On June 23, 2020, PG&E Corporation obtained a $2.75 billion secured term loan under a term loan credit agreement. The Term Loan matures on the date that is five years after June 23, 2020, unless extended by PG&E Corporation pursuant to the terms of the Term Loan Agreement. The proceeds of the Term Loan were deposited into an account at The Bank of New York Mellon Trust Company, N.A., as Escrow Agent, which proceeds were held by the Escrow Agent as collateral pursuant to an escrow agreement by and among the Collateral Agent, the Escrow Agent, the Administrative Agent and PG&E Corporation. On the July 1, 2020, the net proceeds from the Term Loan were released from escrow and were used to fund, in part, the transactions contemplated under the Plan.

Additionally, on June 23, 2020, PG&E Corporation completed the sale of (i) $1.0 billion aggregate principal amount of 5.00% Senior Secured Notes due July 1, 2028 and (ii) $1.0 billion aggregate principal amount of 5.25% Senior Secured Notes due July 1, 2030 (collectively, the “Notes”). The proceeds of the Notes were deposited into an account at The Bank of New York Mellon Trust Company, N.A., as Escrow Agent, which proceeds were held by the Escrow Agent as collateral pursuant to an escrow agreement by and amount the Escrow Agent and PG&E Corporation. On July 1, 2020, the net proceeds from the sale of the Notes were released from escrow and, together with the net proceeds from certain other Plan financing transactions, were used to effectuate the reorganization of PG&E Corporation and the Utility in accordance with the terms and conditions contained in the Plan.

For more information, see “Long-Term Debt” in Note 5 to the Notes to the Condensed Consolidated Financial Statements in Item 1.

Credit Facilities

Utility

On May 26, 2020, the Utility entered into (i) the Utility RCF Commitment Letter, pursuant to which the Utility RCF Commitment Parties agreed, subject to the terms and satisfaction or waiver of the conditions contained therein, to provide a $3.5 billion revolving credit facility (the “Utility Revolving Credit Facility”) to the Utility and (ii) the Utility Term Loan Commitment Letter, pursuant to which the Utility Term Loan Commitment Parties agreed, subject to the terms and satisfaction or waiver of the conditions contained therein, to provide an up to $3 billion term loan credit facility (the “Utility Term Loan Credit Facility,” as amended on June 19, 2020) to the Utility.

The Utility Revolving Credit Facility has tenor of three years, subject to two one-year extension options. The proceeds from the Utility Revolving Credit Facility were used in part to fund transactions contemplated under the Plan and are intended to finance working capital needs, capital expenditures and other general corporate purposes of the Utility and its subsidiaries. The Utility Term Loan Credit Facility is comprised of two tranches, with tenors of 364 days and 18 months. The proceeds from the Utility Term Loan Credit Facility were used to fund transactions contemplated under the Plan.

On July 1, 2020, the Utility entered into a $3.5 billion revolving credit agreement (the “Utility Revolving Credit Agreement”) with JPM, and Citibank, N.A. as co-administrative agents and Citibank, N.A., as the designated agent as contemplated by the Utility RCF Commitment Letter. The Utility Revolving Credit Agreement has a maturity date three years after its Effective Date, subject to two one-year extensions at the option of the Utility.

In addition, on July 1, 2020, the Utility obtained a $3.0 billion secured term loan under a term loan credit agreement (the “Utility Term Loan Credit Agreement”) with JPM, as administrative agent, the other lenders from time to time party thereto as contemplated by the Utility Term Loan Commitment Letter. The facilities under the Utility Term Loan Credit Agreement consist of a $1.5 billion 364-day term loan facility (the “Utility 364-Day Term Loan Facility”) and a $1.5 billion 18-month term loan facility (the “Utility 18-Month Term Loan Facility”). The maturity date for the 364-Day Term Loan Facility is 364 days after the Effective Date of the Utility Term Loan Credit Agreement and the maturity date for the 18-Month Term Loan Facility is eighteen months after the Effective Date of the Utility Term Loan Credit Agreement.

For more information, see “Credit Facilities” in Note 5 to the Condensed Consolidated Financial Statements in Item 1.

PG&E Corporation

On May 26, 2020, PG&E Corporation entered into a commitment letter (the “Corporation RCF Commitment Letter”) with respect to a $500 million revolving credit facility (the “Corporation Revolving Credit Facility”), which was executed on July 1, 2020.

The Corporation Revolving Credit Facility matures in three years, subject to two one-year extension options. The proceeds from the Corporation Revolving Credit Facility will be used to finance working capital needs, capital expenditures and other general corporate purposes of PG&E Corporation and its subsidiaries.

On July 1, 2020, PG&E Corporation entered into a $500 million revolving credit agreement (the “Corporation Revolving Credit Agreement”) with JPM, as administrative agent and collateral agent, and the lenders from time to time party thereto as contemplated by the Corporation RCF Commitment Letter. The Corporation Revolving Credit Agreement has a maturity date three years after its Effective Date, subject to two one-year extensions at the option of PG&E Corporation.

On the Effective Date, PG&E Corporation repaid and terminated (i) $300 million of outstanding borrowings under the Second Amended and Restated Credit Agreement, dated as of April 27, 2015, among PG&E Corporation, as borrower, the several lenders party thereto and Bank of America, N.A., as administrative agent and (ii) $350 million of borrowings, plus interest, fees and other expenses arising under or in connection with the Term Loan Agreement, dated as of April 16, 2018, among PG&E Corporation, as borrower, the several lenders party thereto and Mizuho Bank Ltd., as administrative agent.

For more information, see “Credit Facilities” in Note 5 to the Condensed Consolidated Financial Statements in Item 1.

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

On March 20, 2020, PG&E Corporation and the Utility filed a Case Resolution Contingency Process Motion with the Bankruptcy Court that includes a dividend restriction for PG&E Corporation. According to the dividend restriction, PG&E Corporation “will not pay common dividends until it has recognized $6.2 billion in non-GAAP core earnings following the Effective Date” of the Plan. The Bankruptcy Court entered the order approving the motion on April 9, 2020.

In addition, the Corporation Revolving Credit Agreement will require that PG&E Corporation (1) maintain a ratio of total consolidated debt to consolidated capitalization of at most 70% as of the end of each fiscal quarter and (2) if revolving loans are outstanding as of the end of a fiscal quarter, a ratio of adjusted cash to fixed charges, as of the end of such fiscal quarter, of at least 150% prior to the date that PG&E Corporation first declares a cash dividend on its common stock and at least 100% thereafter.

Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. Certain debt instruments contain covenants that restrict the ability of the Utility to pay dividends to PG&E Corporation. PG&E Corporation and the Utility do not expect to commence payment of dividends on its common or preferred stock upon emergence from Chapter 11.

For more information on dividends, see “Dividends” in Note 6 to the Condensed Consolidated Financial Statements.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$2,800	$2,776
Net cash used in investing activities	(3,441)	(2,434)
Net cash provided by financing activities	9,334	1,399
Net change in cash, cash equivalents and restricted cash	$8,693	$1,741

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the six months ended June 30, 2020, net cash provided by operating activities increased by $24 million compared to the same period in 2019.  This increase was primarily due to a $19 million decrease in interest paid during the six months ended June 30, 2020, as compared to the same period in 2019.

Future cash flow from operating activities will be affected by various ongoing activities, including:

•the timing and amount of costs in connection with the Kincade fire;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Enforcement and Litigation Matters” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part II, Item 1. Legal Proceedings for more information);

•the severity, extent and duration of the global COVID-19 pandemic and its impact on the Utility’s service territory, the ability of the Utility to collect on its customer invoices, the ability of the Utility’s customers to pay their utility bills in full and in a timely manner, the ability of the Utility to offset these effects, including with spending reductions and the ability of the Utility to recover any losses incurred in connection with COVID-19 through cost recovery, as well as the impact of COVID-19 on the availability or cost of financing;

•the timing and amounts of initial and annual contributions to the Wildfire Fund and if necessary, the availability of funds to pay eligible claims for liabilities arising from future wildfires;

•the timing and amount of substantially increasing costs in connection with the 2019 and 2020 Wildfire Mitigation Plans that are not currently being recovered in rates (see “Regulatory Matters” below for more information);

•the timing and amount of premium payments related to wildfire insurance (see “Wildfire Insurance” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information); and

•the timing and outcomes of the 2020 GRC, FERC TO18, TO19 and TO20 rate cases, 2018 and 2019 CEMA filings, and other ratemaking and regulatory proceedings.

The Utility had material obligations outstanding as of the Petition Date, including claims related to the 2018 Camp fire and 2017 Northern California wildfires. Future operating cash flows will be materially impacted by the timing of certain transactions and the satisfaction of claims against and interests in the Utility, in accordance with the terms of the Plan.

Investing Activities

Net cash used in investing activities increased by $1,007 million during the six months ended June 30, 2020 as compared to the same period in 2019. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Cash paid by the Utility for capital expenditures was approximately $6.3 billion in 2019. Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur approximately $7.5 billion in capital expenditures in 2020 and between $7.6 billion and $8.2 billion in 2021.

Financing Activities

Net cash provided by financing activities increased by $7.9 billion during the six months ended June 30, 2020 as compared to the same period in 2019.  This increase was primarily due to the Utility’s ability to obtain $8.925 billion in first mortgage bonds as a result of the confirmation of the Plan. Additionally, the Utility reduced its net borrowings under the DIP facilities by $1.0 billion during the six months ended June 30, 2020, as compared to the same period in 2019.

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

Upon the court’s request, on March 2, 2020, the Utility provided to the court its target number of contract tree trimmers for 2020, information regarding the Utility’s 2019 inspections of Tower 009/081 on the Cresta-Rio Oso 230 kV Transmission Line (the “Cresta-Rio Oso Line”), information regarding the relationship between priority codes set forth in the Utility’s Electric Transmission Preventive Maintenance Manual and the safety factors specified in General Order 95 promulgated by the CPUC, as well as the application of each to the C-hooks of interest on the Cresta-Rio Oso Line. In addition, on April 2, 2020, the Utility submitted a report to the court regarding the Utility’s March 19, 2020 collection of equipment from the Cresta-Rio Oso Line. On April 10, 2020, the TCC in the Utility’s Chapter 11 Cases and estimation proceedings filed a declaration from a TCC expert concerning Cresta-Rio Oso 230kV Transmission Line evidence collection and removal on March 19, 2020.

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

On May 13, 2020, the Utility filed motions with the court asking that it reconsider the order and issue a stay on implementing the new conditions until it has had a chance to rule on the Utility’s request for reconsideration.

Also, on May 13, 2020, the Utility filed a notice of appeal with the Ninth Circuit Court of Appeals.

On May 14, 2020, the court issued an order staying the April 29th order and ordering certain other procedural actions. On June 24, 2020, after a hearing on the Utility’s motion for reconsideration, the Utility filed a joint brief with the Monitor overseeing its probation and the Department of Justice, outlining which actions, if any, the court should take regarding the conditions of the Utility’s probation. On July 1, 2020, the court issued a notice inviting comments from “any interested party . . . on whether and the extent to which these joint proposed probation conditions should be accepted.” One interested party filed comments on July 16, 2020, stating that the proposed probation conditions submitted by the joint parties were inadequate and should be rejected by the court. The CPUC also filed comments indicating it did not oppose the conditions agreed to by the Utility, the Monitor, and the Department of Justice.

On June 17, 2020, the court issued an order requiring the Utility to respond to each statement in the Butte County District Attorney’s report filed in the criminal prosecution of the Utility in connection with the 2018 Camp Fire entitled “People’s Statement of Factual Basis in Support of the Pleas and Sentencing Statement” that the Utility denies is true and provide the reason for the denial. The Utility filed its response on July 1, 2020.

On July 21, 2020, the court issued an order requiring the Utility, the Monitor, and the Department of Justice to clarify certain aspects of the proposed additional conditions of probation set forth in the June 24, 2020 joint submission. The Utility filed its response on July 28, 2020.

On July 24, 2020, the Utility submitted a report to the court to update the court on the condition of the Utility’s Caribou-Palermo 115 kV Transmission Line (the “Caribou-Palermo Line”). The Utility indicated in its report that energized lines in the same vicinity as the Utility’s de-energized Caribou-Palermo Line may have the potential to induce voltage and current onto the Caribou-Palermo line, despite the Caribou-Palermo line’s de-energized state. The Utility further indicated in its report the steps it has taken to mitigate this risk and additional steps that it will be taking in the future. The Utility also has notified the Monitor, its probation officer, the CPUC and the Butte County District Attorney of the facts and mitigation efforts set forth in its report.

For more information on the Utility’s probation, see the 2019 Form 10-K.

The Utility expects to continue receiving additional orders from the court in the future.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  The resolutions of the proceedings described below, and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Discussed below are significant regulatory developments that have occurred since filing the 2019 Form 10-K.

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

A Proposed Decision was issued on April 1, 2020. The CPUC approved the PD on May 7, 2020. The PD granted the Utility a temporary waiver of the capital structure requirement until such time as the CPUC finds it appropriate in the Chapter 11 Proceedings OII. As disclosed in Other Regulatory Proceedings, the CPUC’s decision in the Chapter 11 Proceedings OII grants the Utility a temporary, five-year waiver from compliance with its authorized capital structure for the financing in place upon the Utility’s exit from Chapter 11.

For additional information, see the 2019 Form 10-K.

2020 Cost of Capital Proceeding

On December 19, 2019, the CPUC approved a final decision in the 2020 Cost of Capital proceeding, maintaining the Utility’s return on common equity at the 2019 level of 10.25% for the three-year period beginning January 1, 2020, as compared to 12% requested by the Utility. The Utility’s annual cost of capital adjustment mechanism also remains unchanged. The cost of capital adjustment mechanism can trigger changes in the Utility’s authorized ROE and cost of debt, if the 12-month average Moody’s Baa bond rate for the period ending September 30, 2020 were to be 100 basis points higher or lower than 4.5 percent (the benchmark). The adjustment to i) ROE would be one-half the basis point change in the bond rate from the benchmark, and ii) authorized cost of debt would be updated. The decision maintains the common equity component of the Utility’s capital structure at 52%, as requested by the Utility, and reduces its preferred stock component from 1% to 0.5%, also as requested by the Utility. The decision also approves the cost of debt requested by the Utility. On May 28, 2020, the CPUC issued a decision in the Chapter 11 Proceedings OII that directed the Utility to submit an Advice Letter to update its authorized cost of debt within 30 days of the Effective Date of the Plan. On July 22, 2020, the Utility submitted an Advice Letter requesting to update the authorized cost of long-term debt from 5.16%, as currently authorized, to 4.17% to implement the interest cost savings resulting from the Utility’s exit financing. If approved, the Utility’s authorized cost of long-term debt will be in effect beginning July 1, 2020.

For additional information, see the 2019 Form 10-K.

2017 General Rate Case

As previously disclosed, on September 13, 2019 the Utility submitted an advice letter containing a revised computation of its revenue requirement due to the effects of the Tax Act, which indicated a $282 million net reduction to the 2018 revenue requirement and a $291 million net reduction to the 2019 revenue requirement. The revised gas revenue requirements increased by $21 million and $11 million for years 2018 and 2019, respectively, and the revised electric revenue requirements decreased by $304 million and $302 million for years 2018 and 2019, respectively. On October 17, 2019, the CPUC approved the Utility’s advice letter. The Utility incorporated the gas revenue requirement increases into rates through its Annual Gas True-up advice letter beginning on January 1, 2020 and amortized over 12 months. The Utility incorporated the electric revenue requirement reductions into rates through its Annual Electric True-up advice letter beginning on May 1, 2020. The revenue requirement reduction of $175 million related to electric generation is amortized over 12 months and the 2018 revenue requirement reduction of $215 million related to electric distribution is amortized over 10 months. The Utility will incorporate the remaining 2019 revenue requirement reduction of $216 million related to electric distribution with other anticipated changes, such as the change in revenue requirement resulting from the 2020 GRC phase one decision. The IRS is expected to provide additional guidance on the average rate assumption method. This IRS guidance may impact the Utility’s calculation of the related revenue requirement. It is uncertain when the IRS guidance may be issued.

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

On June 30, 2020, the Utility filed the 2020 Risk Assessment Mitigation Phase Report (“RAMP”).

PG&E Corporation and the Utility expect a decision in the second half of 2020.

For additional information, see the 2019 Form 10-K.

2015 Gas Transmission and Storage Rate Case

As previously disclosed, in its final decisions in the Utility’s 2015 GT&S rate case, the CPUC excluded from rate base $696 million of capital spending in 2011 through 2014. This was the amount forecast to be recorded in excess of the amount adopted in the 2011 GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. The audit report was released June 2, 2020 and did not result in any additional disallowances. The 2015 GT&S decision authorized the Utility to seek recovery of costs not otherwise disallowed through a separate application upon completion of the audit.

As previously disclosed, as a result of the Tax Act, on October 17, 2019, the CPUC approved the Utility’s advice letter including a revised computation of the effects of the Tax Act on the revenue requirements, resulting in a $61 million reduction to the 2018 revenue requirement. The Utility incorporated the revenue requirement reduction into rates through its Annual Gas True-up advice letter beginning January 1, 2020 and amortized over twelve months. The IRS is expected to provide additional guidance on the average rate assumption method. This IRS guidance may impact the Utility’s calculation of the related revenue requirement. It is uncertain when the IRS guidance may be issued.

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

Transmission Owner Rate Cases

Transmission Owner Rate Cases for 2015 and 2016 (the “TO16” and “TO17” rate cases, respectively)

As previously disclosed, on January 8, 2018, the Ninth Circuit Court of Appeals issued an opinion granting an appeal of FERC’s decisions in the TO16 and TO17 rate cases that had granted the Utility a 50-basis point ROE incentive adder for its continued participation in the CAISO. If FERC concluded on remand that the Utility should no longer be authorized to receive the 50 basis point ROE incentive adder, the Utility would incur a refund obligation of $1 million and $8.5 million for TO16 and TO17, respectively. Those rate case decisions were remanded to FERC for further proceedings consistent with the Court of Appeals’ opinion.

On July 18, 2019, FERC issued its order on remand reaffirming its prior grant of the Utility’s request for the 50-basis point ROE adder. On August 16, 2019, a number of parties filed for rehearing of that order.

On March 17, 2020, FERC issued its order denying the requests for rehearing. On May 11, 2020, the CPUC and a number of other parties filed a petition for review of FERC’s orders in the Ninth Circuit Court of Appeals. Briefing on the appeal will be completed in October 2020. The Utility is unable to predict the timing and outcome of this proceeding.

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

Transmission Owner Rate Case for 2018 (the “TO19” rate case)

As previously disclosed, on July 27, 2017, the Utility filed its TO19 rate case at the FERC requesting a 2018 retail electric transmission revenue requirement of $1.79 billion, a $74 million increase over the proposed 2017 revenue requirement of $1.72 billion. The forecasted network transmission rate base for 2018 was $6.9 billion.  The Utility sought a ROE of 10.75%, which includes an incentive component of 50 basis points for the Utility’s continuing participation in the CAISO.  In the filing, the Utility forecasted capital expenditures of approximately $1.4 billion.

Also, as previously disclosed, on September 21, 2018, the Utility filed an all-party settlement with the FERC in connection with TO19. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon the issuance of a final, non-appealable TO18 decision. Additionally, if the Court of Appeals were to determine that the Utility was not entitled to the 50 basis point incentive adder for the Utility’s continued CAISO participation, then the Utility would be obligated to make a refund to customers of approximately $25 million. See Transmission Owner Rate Cases for 2015 and 2016 above for a discussion of the incentive adder. On December 20, 2018, the FERC issued an order approving the all-party settlement.

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

The parties conducted several settlement conferences throughout 2019. On March 31, 2020, the Utility filed a partial settlement with FERC that resolves issues regarding the inputs, and methods used in the formula rate consistent with FERC precedent. In addition, the partial settlement establishes a stakeholder transmission asset review process that allows the stakeholders to review transmission capital projects that are not subject to review under the CAISO Transmission Planning Process which would be included in TO rates; allows the Utility to resolve the issue of compliance to reconcile the rate base with the CAISO register data base; and requires the Utility to seek FERC authorization before recovering claims related to 2017 and 2018 fires. The remaining, unresolved issues, including regarding the Utility’s return on equity, capital structure, depreciation rates, as well as certain questions regarding the Utility’s formula rate, have been set for hearing at FERC. The parties recently submitted and the Chief ALJ granted a request that the hearing schedule be held in abeyance until October 1, 2020 pending further settlement discussions. The Utility is unable to predict the timing and outcome of this proceeding.

On May 9, 2019, the Utility filed a request with the FERC to modify the formula rate determination of the Utility’s capital structure to address certain non-cash charges related to wildfire liability. The filing was accepted by FERC, subject to hearing and refund, on July 8, 2019 and was consolidated with the TO20 rate case. In addition, on June 30, 2020, the Utility filed another request with the FERC to modify the formula rate determination of the Utility’s capital structure to address certain financing issuances related to the Utility’s emergence from Chapter 11 and requirements of AB 1054. FERC has not yet acted on this second filing.

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

On June 30, 2020, the Utility reported that it reached a settlement in principle with TURN and the PAO, and asked the ALJ to suspend the scheduled evidentiary hearings and give the parties time to finalize a settlement. The ALJ has suspended evidentiary hearings and set a status conference for July 30, 2020. A final decision is expected by the end of 2020.

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

On March 9, 2020, the CPUC issued a modified scoping memo and ruling, requiring the Utility to file by June 30, 2020 a revised application that would include actual 2019 tree mortality costs and an independent auditor to be hired for audit of all vegetation management costs and related interest calculations.

On May 4, 2020, the Utility filed a revised application, which included 2019 tree mortality costs, reflecting a new revenue requirement request of $757 million.

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

Other than the amounts subject to the settlement agreement, as modified by the Decision Different approved on May 7, 2020, in connection with the OII into the 2017 Northern California Wildfires and the 2018 Camp Fire, the Utility believes such costs are recoverable but rate recovery requires CPUC reasonableness review and authorization in a separate proceeding or through a GRC.

The amount reflected in this memorandum account as of June 30, 2020 was $261 million, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

Other than the amounts subject to the settlement agreement, as modified by the Decision Different approved on May 7, 2020, in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire, the Utility intends to seek recovery of the FRMMA balance in a future application, which rate recovery requires CPUC reasonableness review and authorization in a separate proceeding or through a GRC. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 WMP recorded in the FRMMA.

The amount reflected in this memorandum account as of June 30, 2020 was $98 million, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

For additional information, see the 2019 Form 10-K.

Wildfire Mitigation Plan Memorandum Account

As previously disclosed, on June 5, 2019, the Utility submitted an advice letter to establish the WMPMA (also called the Wildfire Plan Memorandum Account) effective May 30, 2019. The purpose of the WMPMA is to track costs incurred to implement the Utility’s Wildfire Mitigation Plan, as required by Public Utilities Code Sections 8386 et seq, as modified by SB 901 and subsequent bills including AB 1054, AB 111, SB 70, SB 167, SB 247, and SB 560. The WMPMA is required to be established upon approval of a utility’s wildfire mitigation plan to track costs incurred to implement the plan. The CPUC approved the memorandum account on August 5, 2019, so the Utility has recorded costs incurred in implementing the Wildfire Mitigation Plan, which was approved May 30, 2020, as of the Effective Date, June 5, 2019.

Also, as previously disclosed, other than the amounts subject to the settlement agreement, as modified by the Decision Different approved on May 7, 2020, in connection with the OII into the 2017 Northern California wildfires and the 2018 Camp fire, the Utility anticipates that the recovery of the costs recorded to the WMPMA would occur through a general rate case or future application at which time the CPUC would review the costs for reasonableness as required by AB 1054. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs in connection with the 2019 Wildfire Mitigation Plan recorded in the WMPMA, which the Utility expects will be substantial.

The amount reflected in this memorandum account as of June 30, 2020 was $993 million, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

Covid-19 Pandemic Protections Memorandum Account

On May 1, 2020, the Utility submitted an advice letter to establish the CPPMA. The purpose of the CPPMA is to track costs incurred to implement the CPUC’s Emergency Authorization and Order Directing Utilities to Implement Emergency Customer Protections to Support California Customers During the COVID-19 Pandemic. Costs included in the CPPMA will include incremental uncollectibles expense for residential and small business customers, incremental accounts receivable financing costs for residential and small business customers, and the costs of complying with various customer protections described in “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections,” above. The Utility intends to seek recovery of the CPPMA balance in a future application, recovery of which will require CPUC reasonableness review.

On June 2, 2020, the Utility submitted an updated advice letter to modify and clarify prior proposals based on CPUC guidance.

The CPUC has not yet approved the Utility’s advice letter, therefore, as of June 30, 2020, $35 million in CPPMA costs for the period between March 4, 2020 and June 30, 2020 were recorded in noncurrent Regulatory assets on the Condensed Consolidated Balance Sheets.

Other Regulatory Proceedings

Application for Post-Emergence Securitization Transaction

On April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to be rate neutral to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with 2017 Northern California wildfires. As a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate a $700 million payment due to the Fire Victim Trust post-Effective Date. Specifically, the application requests administration of the Stress Test Methodology approved in the CHT OIR and a determination that $7.5 billion in 2017 catastrophic wildfire costs and expenses are Stress Test Costs and eligible for securitization. In this context, a securitization refers to a financing transaction where a special purpose financing vehicle issues new debt that is secured by the proceeds of a new recovery charge to Utility customers. The application also contemplates a customer credit designed to insulate customers from the charge on customer bills associated with the bonds. The Utility proposes to fund the customer credit through a trust that consists of shareholder assets including: (1) an initial contribution of $1.8 billion; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; and (3) investment returns on the assets in the trust. The Utility anticipates that this will be sufficient to ensure that the customer credits equal the bond charges over the life of the bonds. The Utility also proposes to share with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

Protests and response to the application were due June 4, 2020 and the Utility filed a reply on June 12, 2020. A prehearing conference was held on June 18, 2020. The Assigned Commissioner issued the scoping memorandum on July 28, 2020 and directed the Utility to file updated testimony, if any, based on its post-emergence financial status by August 7, 2020. The Utility expects that its updated testimony will reflect, among other things, PG&E Corporation’s and Utility’s exit financings from Chapter 11 and related equity issuances, including to the Fire Victim Trust, in connection with consummating the Plan on July 1, 2020, issuance of revised credit ratings, updated financial forecasts for the Utility and their impacts on the securitization application, including on the Stress Test Costs and the Customer Credit Trust, as well as certain expected tax impacts.

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

On February 6, 2019, the Utility filed its wildfire mitigation plan (the “2019 Wildfire Mitigation Plan”) with the CPUC, and amended it subsequently on February 12, February 14, and April 25, 2019. On May 30, 2020, the CPUC approved the 2019 Wildfire Mitigation Plan.

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

On June 11, 2020, the CPUC voted to adopt two resolutions which conditionally approved PG&E’s 2020-2022 WMP. The resolutions indicate that while the Utility’s 2020-2022 WMP met the minimum requirements for its submission, the deficiencies found, classified as Conditions A, B, or C, will require significant oversight to ensure they appropriately prioritize and remedy the deficiencies. The Utility received 41 Conditions in total with the first set classified as Conditions A, which were completed on July 27, 2020. The second set, Conditions B are due on September 9, 2020 and the third, Conditions C are due as part of the 2021 WMP update in February 2021. The Utility is working to provide all updates and information to meet the Conditions.

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

OIR Regarding Microgrids

As previously disclosed, on September 19, 2019, the CPUC initiated a rulemaking proceeding to examine microgrid implementation issues and resiliency strategies pursuant to SB 1339. In the first track of that proceeding, the CPUC sought to deploy resiliency planning in areas that are prone to outage events and wildfires, with the stated goal of putting some microgrid and other resiliency strategies in place by Spring or Summer 2020, if not sooner. At the CPUC’s direction, the Utility submitted a proposal for immediate implementation of resiliency strategies on January 21, 2020. The Utility’s proposal contained three components for which it is sought scope and cost recovery authorization of up to approximately $379 million in both expense and capital. On April 1, 2020, the Utility filed a motion seeking to supplement its original proposal and to reduce the total cost recovery authorization it was seeking to approximately $257 million. The Utility described in its supplemental testimony that it was focusing in 2020 on the use of temporary, mobile generation solutions to power microgrids in 2020 and that the Utility had suspended its solicitation for permanent generation located at substations with online dates in 2020. The Utility’s supplemental testimony also attached contracts the Utility had executed with mobile generation vendors for use in 2020. Participants in the solicitation for the permanent generation have been notified of the solicitation’s termination. On April 13, 2020, the ALJ presiding over the rulemaking issued a ruling denying on procedural grounds the Utility’s motion to supplement its proposal.

The CPUC adopted a decision in the first track of the proceeding on June 11, 2020, which approved with conditions each of the Utility’s three proposed components and requires the Utility to track costs in a new memorandum account. The decision requires the Utility to seek recovery of the recorded costs for the temporary, mobile generation and associated substation facility equipment in a future track of the proceeding following reasonableness review. The decision requires the Utility to seek recovery of the costs of the community microgrid enablement program through reasonableness review in a future separate application or a general rate case.

Failure to obtain a substantial or full recovery of costs could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

The Utility has approximately 450 megawatts of temporary generation reserved for use in 2020.

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

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to be rate-neutral to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. As a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate a $700 million payment due to the Fire Victim Trust post-Effective Date.

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

On May 28, 2020, the CPUC approved a final decision in this proceeding. The decision approved PG&E Corporation’s and the Utility’s Plan with certain conditions and modifications related to certain topics, including but not limited to, governance, operational structure, safety performance, executive competition, and financial condition. Among other things, the decision:

•Board of Directors: provides for certain corporate governance changes, including:

◦a requirement to use independent search firms and the director skills matrix to select Board member candidates for at least seven years following emergence from Chapter 11; and

◦a requirement to classify the Boards of Directors into two classes, with directors serving two-year terms (an arrangement that would phase out over time, such that all directors elected in 2024 would be elected to one-year terms).

•Safety and Operational Metrics: does not adopt or approve specific safety and operational metrics for the Utility, but directs that such metrics would be developed in a future CPUC proceeding;

•Penalties: directs the Utility to ensure that its Plan of Reorganization provides that “neither confirmation nor consummation of the plan shall affect any pending or future Commission proceeding or investigation, including any adjudication or disposition thereof, and any liability of PG&E Corporation and the Utility, as applicable, arising therefrom shall not be discharged, waived, or released,” which could relate to a potential CPUC investigation or proceeding regarding the 2019 Kincade fire, as further specified in the Bankruptcy Court’s confirmation order;

•Regional Restructuring: orders the Utility to file by June 30, 2020 an application for approval of a regional restructuring plan;

•Enhanced Enforcement Process: adopts an Enhanced Oversight and Enforcement Process for the Utility;

•Financial Issues: authorizes the Utility to issue debt consistent with the Plan and to update its authorized cost of debt, finding that recovery of the Utility’s estimated $154 million in financing-related costs is consistent with AB 1054’s “neutral, on average, to ratepayers” requirement, subject to the condition that the Utility demonstrate they are “neutral, on average” when it requests rate recovery;

•Capital Structure: grants the Utility a temporary, five-year waiver from compliance with its authorized capital structure for the financing in place upon the Utility’s exit from Chapter 11;

•Earnings Adjustment Mechanism: does not adopt an earnings adjustment mechanism;

•Executive Compensation: imposes certain requirements regarding executive compensation, including:

◦a presumption that a material portion of incentive compensation for Utility executives shall be withheld if the Utility’s equipment is the ignition source of a catastrophic wildfire; and

◦a requirement to maintain policies that include provisions that allow for restrictions, limitations, and cancellations of severance payments in the event of certain felony criminal convictions on the part of the Utility, for Utility executives serving at the time of the conduct leading to the conviction.

•Structural Proposals: declines to adopt a moratorium on considering proposals for potential changes to the Utility’s corporate structure and authorizations to operate as a utility, however, the decision states that:

◦separating the Utility “into gas and electric utilities or selling the gas assets … is less of a priority today;”

◦the Enhanced Oversight and Enforcement Process supersedes prior proposals to establish periodic review of the Utility’s certificate of public convenience and necessity; and

◦the existing holding company structure is left in place.

For additional information, see the 2019 Form 10-K.

Regionalization Application

On June 30, 2020, the Utility filed its application for approval of its Regionalization Proposal with the CPUC. The Utility’s proposal would divide its service area into five new regions to further improve safety and reliability, core operations, and be more responsive to the needs of its customers. The Utility’s Regionalization Proposal describes the development of these regions, plans to hire new regional leadership, and a new regional organization structure that moves certain work to local regions for both scheduling and execution. The Utility’s application requests the CPUC to approve a memorandum account (“Regional Plan Memorandum Account”) to record any incremental costs the Utility incurs in connection with the development and implementation of regionalization.

The Utility is unable to predict the timing and outcome of this application.

Enhanced Enforcement Process

In the Chapter 11 Proceedings OII final decision, the CPUC adopted an Enhanced Oversight and Enforcement Process (the “Process”) designed to provide a roadmap for how the CPUC will monitor the Utility’s performance on an ongoing basis. The Process contains six steps that are triggered by specific events and includes enhanced reporting requirements and additional monitoring and oversight. The Process also contains provisions for the Utility to cure and permanently exit the Process if it can satisfy specific criteria. If the Utility is placed into the Process, actions taken would occur in coordination with the CPUC’s existing formal and informal reporting requirements and procedures. The Process does not replace or limit the CPUC’s regulatory authority, including the authority to issue Orders to Show Cause and Orders Instituting Investigations and to impose fines and penalties. The Process requires the Utility to report the occurrence of a triggering event to the CPUC’s Executive Director no later than five business day after the date on which any member of senior management of the Utility becomes aware of the occurrence of a triggering event.

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

Transportation Electrification

SB 350 (the Clean Energy and Pollution Reduction Act), requires the CPUC, in consultation with the CARB and the California Energy Resources Conservation and Development Commission, to direct electrical corporations to file applications for programs and investments to accelerate widespread transportation electrification. In September 2016, the CPUC directed the Utility and the other large IOUs to file transportation electrification applications that include both short-term projects (of up to $20 million in total) and two-to-five year programs with a requested revenue requirement determined by the Utility.

As previously disclosed, on May 31, 2018, the CPUC issued a final decision approving the Utility’s two-to-five year program proposals for actual expenditures up to approximately $269 million (including $198 million of capital expenditures), to support utility-owned make-ready infrastructure supporting public fast charging and medium to heavy-duty fleets.

On December 19, 2018, the CPUC initiated a new Rulemaking for vehicle electrification matters. This new proceeding will include issues related to utility rate designs supporting transportation electrification and hydrogen fueling stations, a framework for IOUs’ transportation electrification investments, and vehicle-grid integration. A prehearing conference for this rulemaking was held on March 1, 2019. On May 2, 2019, the assigned commissioner issued a scoping memo and ruling for the proceeding, which sets forth the category, issues to be addressed, and schedule of the proceeding. On February 3, 2020 the CPUC issued a draft Transportation Electrification Framework for review and comment. The CPUC has held workshops during the first half of 2020, which will continue throughout the second half of 2020. Approval of the framework is expected by the end of 2020.

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

The Utility filed opening comments on the preliminary scope on February 26, 2020 and reply comments on March 12, 2020. The assigned ALJ and assigned commissioner held a prehearing conference on March 24, 2020. The Utility filed a post-prehearing conference Statement on April 1, 2020. On April 23, 2020, the assigned commissioner issued a ruling setting the final scope, schedule and categorization for phase 1 (Tracks 1A and 1B). On July 7, the CPUC held a workshop to address natural gas reliability standards (Track 1A) and on July 21, 2020 a second workshop was held to address market structure and regulations (Track 1B). In accordance with the procedural schedule for Phase I, the CPUC staff is expected to issue its Report in September 2020. Parties may then submit opening and reply comments on the Report.

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

On July 6th, 2020, the CPUC issued a proposed decision on Topic 4 and Topic 5 for disadvantaged communities and Climate Vulnerability Assessments (“CVA”). In the proposed decision, the CPUC instructed IOUs to create “climate change teams” across departments, with cross-departmental responsibilities who will report directly to an executive at the SVP level or above. Continuing, the IOUs shall report on organizational structure and provide individual names and department titles. Board members should take responsibility for climate adaptation planning, as informed by senior leadership. The scope of CVAs are proposed to consider climate risks to assets, operations, and services over which IOUs have direct control, as well as third party power providers, and consider promoting equity in Disadvantaged Vulnerable Communities. CVAs are proposed to coincide with each IOUs GRC cycle, and a new chapter on Climate Adaptation is required in future GRCs. A significant program of community outreach and engagement on climate adaptation must also be undertaken by the IOUs, subject to a Community Engagement Plan that they must submit within 90 days of the CPUC’s Final Decision in this , and a new chapter on Climate Adaptation is required in future GRCs. A significant program of community outreach and engagement on climate adaptation must also be undertaken by the IOUs, subject to a Community Engagement Plan that they must submit within 90 days of the CPUC’s Final Decision in this OIR. A new memorandum account, the Climate Adaptation Vulnerability Assessment Memorandum Account – CAVAMA, is proposed to cover CVA costs. Opening comments were filed on July 27th.

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

On May 28, 2020 the CPUC adopted PSPS Phase 2 Guidelines, which requires utilities to restore energy within 24 hours after the end of a PSPS event where possible; to consult with critical facilities on back-up power for PSPS events; and to support access and functional needs populations during PSPS events, including powering medical equipment at customer resource centers. The CPUC’s May 28, 2020 decision did not act on the Joint Motion.

On June 15, 2020, fourteen parties (including telecommunications providers, CCAs, and 10 cities and counties) filed a joint motion requesting that the CPUC perform a reasonableness review of past IOU PSPS events to determine whether each was reasonable. PG&E Corporation and the Utility are unable to predict the timing and the outcome of this request.

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

The Utility filed its testimony with the CPUC on February 5, 2020. Parties filed testimony on February 28, 2020; concurrent rebuttal was filed on April 7, 2020. On April 16, 2020, proceedings in the order to show cause phase of this proceeding were suspended indefinitely pending the COVID-19-related restrictions. On July 7, 2020, in response to an email ruling from the ALJ, parties in the order to show cause submitted a joint response that discussed, among other things, the need for evidentiary hearings in the proceeding and a proposed schedule for the remainder of the proceedings. On July 9, 2020, the ALJ held a status conference at which parties discussed those issues. The ALJ indicated that a further ruling, setting forth a schedule for the remainder of the proceeding, would be forthcoming.

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

On June 8, 2020, the SED issued a Public Report on the Late 2019 Public Safety Power Shutoff Events. The Report indicated that it described the manner and extent to which each electric investor-owned utility implemented the CPUC’s PSPS Guidelines during their late 2019 PSPS events. The Report stated that it was intended to be advisory in nature, subject to modification, and not intended to serve as an adjudicatory-staff investigatory pre-enforcement report. On June 19, 2020, parties to the OII submitted prehearing statements that provided, among other things, views on the appropriate next steps in the proceeding. On June 22, 2020, the ALJ held a prehearing conference that discussed appropriate next steps in the proceeding. The ALJ indicated that a ruling on those issues would be forthcoming.

The Utility is unable to predict the timing or outcome of this proceeding.

For additional information, see the 2019 Form 10-K.

Power Charge Indifference Adjustment OIR

In 2017, the CPUC initiated the PCIA Rulemaking to make refinements to the PCIA, a cost recovery mechanism to ensure that customers that leave the Utility’s bundled service for a non-Utility provider, such as a DA or CCA provider, pay their fair share of the above market costs associated with long-term power purchase commitments and Utility-owned generation made on their behalf. The above market costs of the Utility’s generation portfolio are calculated using benchmarks for energy, resource adequacy (RA) and RPS attributes.

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

On June 30, 2020, the CPUC issued a PD that would provide a non-Utility provider an option to prepay their entire PCIA obligation. The earliest date the CPUC will consider this prepayment option is August 6, 2020.

The proceeding is now examining structures and rules governing how the Utility addresses excess resources in its portfolio due to load loss to CCA and DA, including standards for active management of the Utility’s portfolios. A PD is expected in the third quarter of 2020.

For additional information, see the 2019 Form 10-K.

Central Procurement of the Resource Adequacy Program

On June 17, 2020, the CPUC issued a decision on the Central Procurement of the RA Program. The decision adopted implementation details for the central procurement of multi-year local RA procurement, ordered the Utility and another IOU to serve as the central procurement entities for their respective distribution service areas, and adopted a hybrid central procurement framework for the multi-year local RA program beginning for the 2023 RA compliance year.

The decision requires the Utility, as the central procurement entity for its distribution service area, to conduct a competitive, all-source solicitation for local RA procurement, with any existing local resource that does not have a contract, any new local resource that can be brought online in time to meet solicitation requirements, or any load serving entity or third-party with an existing local RA contract eligible to bid into the solicitation.

The Cost Allocation Mechanism methodology is adopted as the cost recovery mechanism to cover procurement costs incurred in serving the central procurement function. The administrative costs incurred in serving the central procurement entity function shall also be recoverable under the Cost Allocation Mechanism.

LEGISLATIVE AND REGULATORY INITIATIVES

Senate Bill 350

On June 30, 2020, the California Governor signed into law SB 350 (the Golden State Energy Act), a bill which authorizes the creation by the Governor of a new entity “Golden State Energy,” a nonprofit public benefit corporation, for the purpose of acquiring the Utility’s assets and serving electric and gas in the Utility’s service territory only in the event that the CPUC determines that the Utility’s Certificate of Public Convenience and Necessity should be revoked pursuant to any process or procedures adopted by the CPUC in its decision approving PG&E Corporation’s and the Utility’s Plan of Reorganization.

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

Each of California’s large investor owned utilities have elected to participate in the Wildfire Fund. On July 23, 2019, the Utility notified the CPUC of its intent to participate in the Wildfire Fund, subject to the conditions set forth in AB 1054. On July 1, 2020, having satisfied the conditions for the Utility’s participation in the Wildfire Fund, the Utility deposited approximately $5 billion in the Wildfire Fund, which represents PG&E’s initial and first annual contributions.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2019 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2020.

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

Contributions to the Wildfire Fund

On the Effective Date, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. PG&E Corporation and the Utility will account for the contributions to the Wildfire Fund similarly to prepaid insurance with expense being allocated to periods ratably based on an estimated period of coverage. At June 30, 2020, PG&E Corporation and the Utility satisfied the eligibility and other requirements set forth in AB 1054 and as a result, upon payment of the initial contribution on the Effective Date, the Wildfire Fund is available to pay for eligible claims arising as of the effective date of AB 1054, subject to a limit of 40% of the amount of such claims arising as of the effective date of AB 1054 and the Utility’s emergence from Chapter 11, additionally limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any calendar year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. Therefore, PG&E Corporation and the Utility have recorded a current liability of $5.2 billion in “Wildfire fund liability” and $1.5 billion in Other noncurrent liabilities for the present value of unpaid contribution amounts, as well as $6.5 billion in assets for its commitment to make contributions, reduced by amortization, of which $6.0 billion are non-current, called “Wildfire fund asset” in the Condensed Consolidated Balance Sheets. On June 30, 2020, the Utility recorded amortization expense of $173 million related to the coverage received from the effective date of AB 1054 to June 30, 2020. The amortization of the asset, accretion of the liability, and if applicable, impairment of the asset is reflected in “Wildfire fund expense” in the Condensed Consolidated Statements of Income. Contributions are discounted to the present value using the 10-year US treasury rate at the date PG&E Corporation and the Utility satisfied all the eligibility requirements to participate in the Wildfire Fund. A useful life of 15 years is being used to amortize the Wildfire Fund asset.

AB 1054 did not specify a period of coverage, therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility used a Monte Carlo simulation based on twelve years of historical data from wildfires caused by electrical equipment to estimate expected loss. The assumptions create a high degree of uncertainty related to the estimated useful life of the Wildfire Fund. The most significant assumption is the number and severity of catastrophic fires that could occur in California within the participating electric utilities’ service territories during the term of the Wildfire Fund. PG&E Corporation and the Utility utilize historical, publicly available fire-loss data as a starting point; however, future fire-loss can be difficult to estimate due to uncertainties around the impacts of climate change, land use changes, and mitigation efforts by the California electric utility companies.

Other assumptions include the estimated cost of wildfires caused by other electric utilities, the amount at which wildfire claims would be settled, the likely adjudication of the CPUC in cases of electric utility-caused wildfires, the level of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of other electric utilities. Significant changes in any of these estimates could materially impact the amortization period.

PG&E Corporation and the Utility will evaluate all assumptions quarterly, or upon claims being made from the Wildfire Fund for catastrophic wildfires, and the expected life of the Wildfire Fund will be adjusted as required. PG&E Corporation and the Utility will assess the Wildfire Fund asset for impairment in the event that a participating utility's electrical equipment is found to be the substantial cause of a catastrophic wildfire. Timing of any such impairment could lag as the emergence of sufficient cause and claims information can take many quarters and could be limited to public disclosure of the participating electric utility, if ignition were to occur outside the Utility’s service territory. At June 30, 2020, there were no such known events requiring a reduction of the Wildfire Fund asset.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2020, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

Upon the court’s request, on March 2, 2020, the Utility provided to the court its target number of contract tree trimmers for 2020, information regarding the Utility’s 2019 inspections of Tower 009/081 on the Cresta-Rio Oso 230 kV Transmission Line (the “Cresta-Rio Oso Line”), information regarding the relationship between priority codes set forth in the Utility’s Electric Transmission Preventive Maintenance Manual and the safety factors specified in General Order 95 promulgated by the CPUC, as well as the application of each to the C-hooks of interest on the Cresta-Rio Oso Line. In addition, on April 2, 2020, the Utility submitted a report to the court regarding the Utility’s March 19, 2020 collection of equipment from the Cresta-Rio Oso Line. On April 10, 2020, the TCC in the Utility’s Chapter 11 Cases and estimation proceedings filed a declaration from a TCC expert concerning Cresta-Rio Oso 230kV Transmission Line evidence collection and removal on March 19, 2020.

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

On May 13, 2020, the Utility filed motions with the court asking that it reconsider the order and issue a stay on implementing the new conditions until it has had a chance to rule on the Utility’s request for reconsideration.

Also, on May 13, 2020, the Utility filed a notice of appeal with the Ninth Circuit Court of Appeals.

On May 14, 2020, the court issued an order staying the April 29th order and ordering certain other procedural actions. On June 24, 2020, after a hearing on the Utility’s motion for reconsideration, the Utility filed a joint brief with the Monitor overseeing its probation and the Department of Justice, outlining which actions, if any, the court should take regarding the conditions of the Utility’s probation. On July 1, 2020, the court issued a notice inviting comments from “any interested party . . . on whether and the extent to which these joint proposed probation conditions should be accepted.” One interested party filed comments on July 16, 2020, stating that the proposed probation conditions submitted by the joint parties were inadequate and should be rejected by the court. The CPUC also filed comments indicating it did not oppose the conditions agreed to by the Utility, the Monitor, and the Department of Justice.

On June 17, 2020, the court issued an order requiring the Utility to respond to each statement in the Butte County District Attorney’s report filed in the criminal prosecution of the Utility in connection with the 2018 Camp Fire entitled “People’s Statement of Factual Basis in Support of the Pleas and Sentencing Statement” that the Utility denies is true and provide the reason for the denial. The Utility filed its response on July 1, 2020.

On July 21, 2020, the court issued an order requiring the Utility, the Monitor, and the Department of Justice to clarify certain aspects of the proposed additional conditions of probation set forth in the June 24, 2020 joint submission. The Utility filed its response on July 28, 2020.

On July 24, 2020, the Utility submitted a report to the court to update the court on the condition of the Utility’s Caribou-Palermo 115 kV Transmission Line (the “Caribou-Palermo Line”). The Utility indicated in its report that energized lines in the same vicinity as the Utility’s de-energized Caribou-Palermo Line may have the potential to induce voltage and current onto the Caribou-Palermo Line, despite the Caribou-Palermo Line’s de-energized state. The Utility further indicated in its report the steps it has taken to mitigate this risk and additional steps that it will be taking in the future. The Utility also has notified the Monitor, its probation officer, the CPUC and the Butte County District Attorney of the facts and mitigation efforts set forth in its report.

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

On June 2, 2020, the ALJ sent a procedural email disclosing a forthcoming ruling requesting input from parties on the scope, schedule and priorities for the Safety Culture OII, and indicating that after such pleadings are filed a new scoping memorandum would be issued.

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

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected as a result of the 2019 Kincade fire.

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected as a result of the 2019 Kincade fire.

On July 16, 2020, Cal Fire issued a press release addressing the cause of the 2019 Kincade fire. Cal Fire stated that it had “determined that the Kincade Fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E) located northeast of Geyserville. Tinder dry vegetation and strong winds combined with low humidity and warm temperatures contributed to extreme rates of fire spread.” Cal Fire also indicated that its investigative report has been forwarded to the Sonoma County District Attorney’s Office, which is reviewing the matter.

Although there are a number of unknown facts surrounding Cal Fire’s causation determination, the Utility could be subject to significant liability in excess of insurance coverage that would be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. PG&E Corporation and the Utility have also received and are responding to data requests from the CPUC’s SED relating to the Kincade fire. PG&E Corporation and the Utility could be the subject of additional investigations, lawsuits, or enforcement actions in connection with the 2019 Kincade fire.

In addition, the 2019 Kincade fire or future wildfires could have adverse consequences on the Utility’s probation proceeding, the Utility’s proceedings with the CPUC and FERC (including the Safety Culture OII), and future regulatory proceedings, including future applications for the safety certification required by AB 1054. PG&E Corporation and the Utility may also suffer additional reputational harm and face an even more challenging operating, political, and regulatory environment. For more information about the 2019 Kincade fire, see Note 10 “Wildfire-Related Contingencies” in Part I, Item 1.

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be significantly affected by the outbreak of the COVID-19 pandemic.

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been (beginning in March 2020) and could continue to be significantly affected by the outbreak of COVID-19, but the extent of such impact is uncertain. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020, announced the outbreak was a pandemic. On March 16, 2020, the Governor issued an Executive Order requiring the CPUC to direct electric utility companies to follow customer protection measures including a moratorium on service disconnections, retroactive to March 4, 2020. On March 19, 2020, the California Governor instituted shelter-in-place measures that became effective state-wide on March 19, 2020. On April 28, 2020, the California Governor announced four different stages for easing the California shelter-in-place measures. On May 4, 2020, the California Governor issued an executive order directing the State Public Health Officer to establish criteria to determine whether and how local health officers may implement less restrictive measures, and on May 7, 2020, the State Public Health Officer issued an order, effective May 8, 2020, directing local health officers to begin gradual movement into Stage 2 of the Pandemic Resilience Roadmap for the State of California in which the shelter-in-place measures are modified to allow certain low-risk businesses and other spaces to re-open. However, the previously announced stages of reopening are subject to modifications as California’s COVID-19 data evolves. On July 13, 2020, the California Department of Public Health issued an order, effective immediately, indicating community spread of infection is of increasing concern across the state and directing closures of certain indoor and/or outdoor spaces and businesses, unless an exception applies. It is uncertain when further modifications and restrictions will be implemented.

While the extent of the impact of the current COVID-19 outbreak on PG&E Corporation and the Utility’s business and financial results is uncertain, the consequences of a continued and prolonged outbreak and resulting government and regulatory orders could have a further negative impact on the Utility’s financial condition, results of operations, liquidity and cash flows.

The outbreak of COVID-19 and the resulting economic conditions, including but not limited to the shelter-in-place order and resulting decrease in economic and industrial activity in the Utility’s service territory have and will continue to have a significant adverse impact on the Utility’s customers; these circumstances have impacted and will continue to impact the Utility for a period of time that PG&E Corporation and the Utility are unable to predict. For example, the economic downturn has already resulted in a reduction in customer receipts and collection delays in the second quarter of 2020.

The Utility’s customer energy accounts receivable balances over 30 days outstanding as of June 30, 2020 were approximately $491 million, or $148 million higher as compared to the corresponding month in 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic. The Utility expects to continue experiencing an impact on monthly cash collections in 2020 and for as long as current COVID-19 circumstances persist.

On April 16, 2020, the CPUC passed a resolution requiring the customer protection measures from the March 16, 2020 Executive Order and allowing associated costs to be tracked in a memorandum account, the COVID-19 Pandemic Protections Memorandum Account (CPPMA). The CPPMA allows tracking of residential and small business customers’ incremental uncollectible costs. In addition, the Utility’s proposed 2020 GRC settlement would continue the Utility’s existing mechanism to address uncollectibles, which allows the Utility to readjust its uncollectibles rate on an annual basis based on the most-recent 10-year average of uncollectibles. In addition, the June 11, 2020 decision in the OIR to Consider New Approaches to Disconnections and Reconnections to Improve Energy Access and Contain Costs (Disconnections OIR) adopted a two-way balancing account for residential uncollectibles and memorandum account for OIR implementation costs. The Utility is unable to predict whether these measures will allow for future recovery of these amounts.

In addition, the Utility has experienced average reductions of approximately 3% in electric load and approximately 4% in core gas load on a weather-adjusted basis from mid-March to mid-July, resulting in an estimated $200 million reduction in billed revenues for the mid-March to mid-July period. PG&E Corporation and the Utility are currently unable to quantify the long-term potential impact of the changes in customer collections or changes in energy demand on earnings and cash flows due, in part, to uncertainties regarding the timing, duration and intensity of the COVID-19 outbreak and the resulting economic downturn. Although the CPUC authorized the establishment of memorandum and balancing accounts to track costs associated with customer protection measures, the timing of regulatory relief, if any, and ultimately cost recovery from such memorandum accounts or otherwise, are uncertain. The COVID-19 pandemic and resulting economic downturn have resulted and will continue to result in workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment. In preparation for the return of a few teams to their offices, the Utility has issued a “Return to PG&E Playbook” that explains the safety-related steps the company is taking, as well as the steps that PG&E Corporation’s and the Utility’s employees should take. The guidance includes important reminders of policies on personal hygiene, travel, reporting exposure or illness, and other topics.

Although the Utility continues to prioritize customer and community safety, these disruptions necessitate changes to the Utility’s operating and capital expenditure plans, which could lead to project delays or service disruptions in certain programs. Delays in production and shipping of materials used in the Utility’s operations may also impact operations.

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

PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19. Potential longer-term impacts of COVID-19 on PG&E Corporation or the Utility include the potential for higher credit spreads and borrowing costs and incremental financing needs. PG&E Corporation and the Utility’s analysis of the potential impact of COVID-19 is preliminary and subject to change. PG&E Corporation and the Utility are unable to predict the timing, duration or intensity of the COVID-19 situation and its effects on the business and general economic conditions in the State of California and the United States of America.

PG&E Corporation and the Utility will not benefit from all of the features of AB 1054 if the Wildfire Fund is exhausted.

The Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than expected, including as a result of claims made by California’s other participating electric utility companies.

For more information on AB 1054, see “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

PG&E Corporation’s and the Utility’s substantial indebtedness following the Reorganization may adversely affect their financial health and operating flexibility.

PG&E Corporation and the Utility have a substantial amount of indebtedness as a result of the reorganization transactions in connection with implementation of the Plan, most of which is secured by liens on the assets of PG&E Corporation and the Utility. As of June 30, 2020, on an as adjusted basis after giving effect to such reorganization transactions (including the amounts of indebtedness that PG&E Corporation and the Utility incurred on the Effective Date) as if such transactions occurred on June 30, 2020, PG&E Corporation would have had approximately $4.75 billion of outstanding indebtedness (such indebtedness consisting of the 2028 Notes, the 2030 Notes and borrowings under the Term Loan), and the Utility would have had approximately $33.3 billion of outstanding indebtedness (such indebtedness including the Utility Reinstated Senior Notes, the Mortgage Bonds and the Utility Term Loan Credit Agreement). In addition, PG&E Corporation and the Utility would have had $500 million of additional borrowing capacity under the Corporation Revolving Credit Agreement, and the Utility would have had $2.53 billion of additional borrowing capacity under the Utility Revolving Credit Agreement (after taking into account letters of credit outstanding under the DIP revolving facility that will become outstanding under the Utility Revolving Credit Agreement on the Effective Date, which, as of June 30, 2020, were $904 million). In addition, the Utility had outstanding preferred stock with an aggregate liquidation preference of $252 million.

Since PG&E Corporation and the Utility will have a historically high level of debt, a substantial portion of cash flow from operations will be used to make payments on this debt. Furthermore, since a significant percentage of the Utility’s assets are used to secure its debt, this reduces the amount of collateral available for future secured debt or credit support and reduces its flexibility in operating these secured assets. This relatively high level of debt and related security could have other important consequences for PG&E Corporation and the Utility, including:

•limiting their ability or increasing the costs to refinance their indebtedness;

•limiting their ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of their business strategy or other purposes;

•limiting their ability to use operating cash flow in other areas of their business because they must dedicate a substantial portion of these funds to service debt;

•increasing their vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given their substantial indebtedness that bears interest at variable rates, as well as to catastrophic events; and

•limiting their ability to capitalize on business opportunities.

Under the terms of the agreements and indentures governing their respective indebtedness, PG&E Corporation and the Utility are permitted to incur additional indebtedness, some of which could be secured (subject to compliance with certain tests) and which could further accentuate these risks. As a result of the high level of indebtedness, PG&E Corporation and the Utility may be unable to generate sufficient cash through operations to service such debt, and may need to refinance such indebtedness at or prior to maturity and be unable to obtain financing on suitable terms or at all, any of which could have a material adverse effect on PG&E Corporation’s and the Utility’s business, financial condition and results of operations.

The documents that govern PG&E Corporation’s and the Utility’s indebtedness contain restrictions that limit their flexibility in operating their business.

PG&E Corporation’s and the Utility’s material financing agreements, including certain of their respective credit agreements and indentures, contain various covenants restricting, among other things, their ability to:

•incur or assume indebtedness or guarantees of indebtedness;

•incur or assume liens;

•sell or dispose of all or substantially all of its property or business;

•merge or consolidate with other companies;

•enter into any sale leaseback transactions; and

•enter into swap agreements.

The restrictions contained in these material financing agreements could affect PG&E Corporation’s and the Utility’s ability to operate their business and may limit their ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect PG&E Corporation’s and the Utility’s ability to finance their operations and expenditures, make strategic acquisitions, investments or alliances, restructure their organization or finance their capital needs. Additionally, PG&E Corporation’s and the Utility’s ability to comply with these covenants and restrictions may be affected by events beyond their control, including, but not limited to, prevailing economic, financial and industry conditions.

Parties have appealed the Confirmation Order.

Following entry of the Confirmation Order confirming the Plan, certain parties filed notices of appeal with respect to the Confirmation Order. There can be no assurance that any such appeal will not be successful and, if successful, that any such appeal would not have a material adverse effect on PG&E Corporation and the Utility.

PG&E Corporation may be required to issue shares with respect to HoldCo Rescission or Damage Claims, which would result in dilution to holders of PG&E Corporation common stock.

On the Effective Date, PG&E Corporation issued to the Fire Victim Trust a number of shares of common stock equal to 22.19% of the outstanding common stock on such date. As further described in “Satisfaction of HoldCo Rescission or Damage Claims and Subordinated Debt Claims” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1, PG&E Corporation may be required to issue shares of its common stock in respect of allowed HoldCo Rescission or Damage Claims. If such issuance is required, it may be determined that, under the Plan, the Fire Victim Trust should receive additional shares of PG&E Corporation common stock such that it would have owned 22.19% of the outstanding common stock of reorganized PG&E Corporation on the Effective Date, assuming that such issuance of shares in respect of the HoldCo Rescission or Damage Claims had occurred on the Effective Date. Any such issuances will result in dilution to anyone who holds shares of PG&E Corporation common stock prior to such issuance and may cause the trading price of PG&E Corporation shares to decline.

PG&E Corporation common stock is subject to ownership and transfer restrictions intended to preserve PG&E Corporation’s ability to use its net operating loss carryforwards and other tax attributes.

PG&E Corporation has incurred and will incur in connection with the Plan significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. The Amended Articles (as defined below) impose certain restrictions on the transferability and ownership of PG&E Corporation common stock and preferred stock (together, the “capital stock”) and other interests designated as “stock” of PG&E Corporation by the Board of Directors as disclosed in an SEC filing (such stock and other interests, the “Equity Securities,” and such restrictions on transferability and ownership, the “Ownership Restrictions”) in order to reduce the possibility of an equity ownership shift that could result in limitations on PG&E Corporation’s ability to utilize net operating loss carryforwards and other tax attributes from prior taxable years or periods for federal income tax purposes. Any acquisition of PG&E Corporation capital stock that results in a shareholder being in violation of these restrictions may not be valid.

Subject to certain exceptions, the Ownership Restrictions restrict (i) any person or entity (including certain groups of persons) from directly or indirectly acquiring or accumulating 4.75% or more of the outstanding Equity Securities and (ii) the ability of any person or entity (including certain groups of persons) already owning, directly or indirectly, 4.75% or more of the Equity Securities to increase their proportionate interest in the Equity Securities. Any transferee receiving Equity Securities that would result in a violation of the Ownership Restrictions will not be recognized as a shareholder of PG&E Corporation or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the Equity Securities causing the violation.

The Ownership Restrictions remain in effect until the earliest of (i) the repeal, amendment or modification of Section 382 (and any comparable successor provision) of the Internal Revenue Code, in a manner that renders the restrictions imposed by Section 382 of the Internal Revenue Code no longer applicable to PG&E Corporation, (ii) the beginning of a taxable year in which the Board of Directors determines that no tax benefits attributable to net operating losses or other tax attributes are available, (iii) the date selected by the Board of Directors if it determines that the limitation amount imposed by Section 382 of the Internal Revenue Code as of such date in the event of an “ownership change” of PG&E Corporation (as defined in Section 382 of the Internal Revenue Code and Treasury Regulation Sections 1.1502-91 et seq.) would not be materially less than the net operating loss carryforwards or “net unrealized built-in loss” (within the meaning of Section 382 of the Internal Revenue Code and Treasury Regulation Sections 1.1502-91 et seq.) of PG&E Corporation and (iv) the date selected by the Board of Directors if it determines that it is in the best interests of PG&E Corporation’s shareholders for the Ownership Restrictions to be removed or released. The Ownership Restrictions may also be waived by the Board of Directors on a case by case basis.

If PG&E Corporation elects to treat the Fire Victim Trust as a “grantor trust”, the application of the Ownership Restrictions, as defined in PG&E Corporation’s Amended Articles of Incorporation, will be determined on the basis of a number of shares outstanding that could differ materially from the number of shares reported as outstanding on the cover page of its periodic reports under the Exchange Act.

The Plan contemplates that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal income tax purposes, subject to PG&E Corporation’s ability to elect to treat the Fire Victim Trust as a “grantor trust” for U.S. federal income tax purposes instead. Based on the facts known to date, PG&E Corporation believes that it may be beneficial to elect to treat the Fire Victim Trust as a “grantor trust”, but only if PG&E Corporation receives favorable determinations from the Internal Revenue Service regarding certain aspects of such election. If PG&E Corporation does not receive such favorable determinations, it expects to treat the Fire Victim Trust as a “qualified settlement fund” for U.S. federal income tax purposes.

If PG&E Corporation were to elect to treat the Fire Victim Trust as a “grantor trust”, any shares owned by the Fire Victim Trust would effectively be excluded from the total number of outstanding Equity Securities when calculating a Person’s Percentage Ownership (as defined in the Amended Articles) for purposes of the Ownership Restrictions. For example, whereas the number of outstanding shares of PG&E Corporation common stock for corporate purposes as of July 27, 2020, was 1,941,473,377 shares, for purposes of the Ownership Restrictions, the number of outstanding common stock as of July 27, 2020, would be the number of outstanding shares of PG&E Corporation common stock less the number of shares of common stock owned by the Fire Victim Trust, or total outstanding shares per SEC less 476,995,175. Note that PG&E Corporation does not control the number of shares held by the Fire Victim Trust and is not able to determine in advance the number of shares the Fire Victim Trust will hold at any time. PG&E Corporation intends to periodically make available to investors information about the number of shares of common stock held by the Fire Victim Trust as of a specified date for purposes of the Ownership Restrictions, including in its Quarterly Reports and Annual Reports filed with the SEC.

PG&E Corporation will publicly announce its determination on whether it will elect to treat the Fire Victim Trust as a “grantor trust” no later than April 1, 2021. In the event PG&E Corporation decides to make a “grantor trust” election with respect to the Fire Victim Trust, PG&E Corporation intends to enforce the Ownership Restrictions as described in the foregoing paragraph (excluding any shares owned by the Fire Victim Trust from the number of outstanding Equity Securities), including with respect to Transfers (as defined in the Amended Articles) occurring before such announcement. However, it is anticipated that the Board of PG&E Corporation will exempt Transfers to shareholders occurring prior to the date hereof solely to the extent that such Transfers would have complied with the Ownership Restrictions if the Ownership Restrictions were applied on the basis that the shares owned by the Fire Victim Trust were treated as outstanding Equity Securities. For the avoidance of doubt, all other Transfers of Equity Securities (including acquisitions from and after the date hereof by shareholders benefitting from an exemption described in the preceding sentence) will continue to be subject to the Ownership Restrictions. All current and prospective shareholders are advised to consider the foregoing in determining their ownership and acquisition of PG&E Corporation common stock.

The ability of PG&E Corporation to use some or all of its net operating loss carryforwards and other tax attributes to offset future income may be limited.

As of December 31, 2019, PG&E Corporation had net operating loss carryforwards for PG&E Corporation’s consolidated group for U.S. federal and California income tax purposes of approximately $5.9 billion and $1.9 billion, respectively, and PG&E Corporation incurred and will incur in connection with the Plan significant net operating loss carryforwards and other tax attributes. The ability of PG&E Corporation to use some or all of these net operating loss carryforwards and certain other tax attributes may be subject to certain limitations. Under Section 382 of the Internal Revenue Code (which also applies for California state income tax purposes), if a corporation (or a consolidated group) undergoes an “ownership change,” and the corporation does not qualify for (or elects out of) the special bankruptcy exception in Section 382(l)(5) of the Internal Revenue Code, such net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). Losses incurred in the same taxable year as an ownership change generally can be pro-rated between the pre- and post-change portions of the taxable year, even if a disproportionate amount of such losses were actually incurred on or prior to the date of the ownership change. Only the portion of such losses allocated to the pre-change portion of the year would be subject to the annual limitation.

As of the Effective Date, PG&E Corporation does not believe that it has undergone an ownership change and its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the Internal Revenue Code. However, whether PG&E Corporation underwent or will undergo an ownership change as a result of the transactions in PG&E Corporation’s equity that occurred and will occur pursuant to the Plan depends on several factors outside PG&E Corporation’s control and the application of certain laws that are uncertain in several respects. Accordingly, there can be no assurance that the IRS would not successfully assert that PG&E Corporation has undergone or will undergo an ownership change pursuant to the Plan. In addition, even if these transactions did not cause an ownership change, they may increase the likelihood that PG&E Corporation may undergo an ownership change in the future. If the IRS successfully asserts that PG&E Corporation did undergo, or PG&E Corporation otherwise does undergo, an ownership change, the limitation on its net operating loss carryforwards and other tax attributes under Section 382 of the Internal Revenue Code could be material to its operations.

In particular, limitations imposed on PG&E Corporation’s ability to utilize net operating loss carryforwards or other tax attributes could cause U.S. federal and California income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards or other tax attributes to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards and other tax attributes. Specifically, PG&E Corporation’s ability to utilize its net operating loss carryforwards is critical to a successful rate-neutral securitization transaction after the Effective Date, the proceeds of which are expected to be used to satisfy PG&E Corporation’s and the Utility’s obligations to the Fire Victim Trust, and to PG&E Corporation’s and the Utility’s commitment to make certain operating and capital expenditures. Failure to consummate a securitization transaction or obtain alternative sources of capital could have a material adverse effect on PG&E Corporation and the Utility and the value of PG&E Corporation common stock.

The ability of PG&E Corporation to pay dividends on shares of PG&E Corporation common stock is subject to restrictions.

In response to concerns raised by California Governor Gavin Newsom, PG&E Corporation and the Utility filed the Case Resolution Contingency Process Motion with the Bankruptcy Court setting forth certain commitments in connection with the confirmation process and implementation of the Plan, including, among other things, limitations on the ability of PG&E Corporation to pay dividends on shares of its common stock (the “Dividend Restriction”). The Dividend Restriction provides that PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Effective Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items. Additionally, the ruling of the court overseeing the Utility’s probation dated April 3, 2019 places further restrictions on the ability of PG&E Corporation and the Utility to issue dividends. Under the ruling, no dividends may be issued until the Utility is fully in compliance with all applicable laws concerning vegetation management and clearance requirements, as well as the vegetation management and enhanced vegetation management targets and metrics in the Utility’s wildfire mitigation plan.

Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, PG&E Corporation’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. Certain of the Utility’s debt instruments contain covenants that restrict the ability of the Utility to pay dividends to PG&E Corporation.

PG&E Corporation is a holding company and relies on dividends, distributions and other payments, advances and transfers of funds from the Utility to meet its obligations.

PG&E Corporation conducts its operations primarily through its subsidiary, the Utility, and substantially all of PG&E Corporation’s consolidated assets are held by the Utility. Accordingly, PG&E Corporation’s cash flow and its ability to meet its debt service obligations under its existing and future indebtedness are largely dependent upon the earnings and cash flows of the Utility and the distribution or other payment of these earnings and cash flows to PG&E Corporation in the form of dividends or loans or advances and repayment of loans and advances from the Utility. The ability of the Utility to pay dividends or make other advances, distributions and transfers of funds will depend on its results of operations and may be restricted by, among other things, applicable laws limiting the amount of funds available for payment of dividends, the conditions of the Utility’s probation proceeding and certain restrictive covenants contained in the agreements of those subsidiaries. The Utility is not expected to commence payment of dividends on its common stock or preferred stock upon emergence from Chapter 11. Additionally, the Utility must use its resources to satisfy its own obligations, including its obligation to serve customers, to pay principal and interest on outstanding debt, to pay preferred stock dividends and meet its obligations to employees and creditors, before it can distribute cash to PG&E Corporation. Under the Utility’s Articles of Incorporation, the Utility cannot pay common stock dividends unless all cumulative preferred dividends on the Utility’s preferred stock have been paid. In addition, the CPUC has imposed various conditions that govern the relationship between PG&E Corporation and the Utility, including financial conditions that require the Board of Directors to give first priority to the capital requirements of the Utility, as determined to be necessary and prudent to meet the Utility’s obligation to serve or to operate the Utility in a prudent and efficient manner. As a result of these restrictions and conditions, the Utility does not expect to commence payment of dividends on its common stock or preferred stock upon emergence from Chapter 11. The deterioration of income from, or other available assets of, the Utility for any reason could limit or impair the Utility’s ability to pay dividends or other distributions to PG&E Corporation, which could, in turn, materially and adversely affect PG&E Corporation’s ability to meet its obligations.

California law and certain provisions in the Amended Articles and the amended and restated bylaws of PG&E Corporation (the “Amended Bylaws”) may prevent efforts by shareholders to change the direction or management of the Company.

The Amended Articles and the Amended Bylaws contain provisions that may make the acquisition of PG&E Corporation more difficult without the approval of the Board of Directors, including, but not limited to, the following:

•until 2024, the Board of Directors will be divided into two equal classes, with members of each class elected in different years for different terms;
•only holders of shares who are entitled to cast ten percent or more of the votes can request a special meeting of the shareholders, and any such request must satisfy the requirements specified in the Amended Bylaws; action by shareholders may otherwise only be taken at an annual or special meeting duly called by or at the direction of a majority of the Board of Directors;

•advance notice for all shareholder proposals is required; and

•any person acquiring PG&E Corporation Equity Securities will be restricted from owning more than 4.75% of such Equity Securities, subject to certain expectations as may be determined by the Board of Directors of PG&E Corporation.

These and other provisions in the Amended Articles, the Amended Bylaws and California law could make it more difficult for shareholders or potential acquirers to obtain control of the Board of Directors or initiate actions that are opposed by the then-current Board of Directors, including delay or impede a merger, tender offer or proxy contest involving PG&E Corporation. The existence of these provisions could negatively affect the price of PG&E Corporation common stock and limit opportunities for shareholders to realize value in a corporate transaction.

PG&E Corporation’s and the Utility’s financial results could be materially affected as a result of legislative and regulatory developments.

The Utility’s financial results could be materially affected as a result of SB 901 adopted in 2018 by the California legislature. Pursuant to SB 901, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to not impact amounts billed to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. As a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate a $700 million payment due to the Fire Victim Trust. Failure to consummate a securitization transaction could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. (See “Regulatory Matters - Other Regulatory Proceedings” in Item 7. MD&A.)

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

The costs of participating in the Wildfire Fund (should the Utility be eligible to do so) are expected to exceed $6.7 billion over the anticipated ten-year life of the fund. The timing and amount of any potential charges associated with shareholder contributions would also depend on various factors. In addition, there could also be a significant delay between the occurrence of a wildfire and the timing on which the Utility recognizes impairment for the reduction in future coverage, due to the lack of data available to the Utility following a catastrophic event, especially if the wildfire occurs in the service territory of another participating electric utility. Participation in the Wildfire Fund is expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows, and there can be no assurance that the benefits of participating in the Wildfire Fund ultimately outweigh these substantial costs.

Further, AB 1054 revised some of the SB 901 requirements regarding wildfire mitigation plans, including creating a Wildfire Safety Division to review future plans and that plans should cover a three-year period.

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

Finally, on June 30, 2020, the California Governor signed into law SB 350 (the Golden State Energy Act), a bill which authorizes the creation by the Governor of a new entity “Golden State Energy,” a nonprofit public benefit corporation, for the purpose of acquiring the Utility’s assets and serving electric and gas in the Utility’s service territory only in the event that the CPUC determines that the Utility’s Certificate of Public Convenience and Necessity should be revoked pursuant to any process or procedures adopted by the CPUC in its decision approving PG&E Corporation’s and the Utility’s Plan of Reorganization.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the Effective Date, PG&E Corporation made an equity contribution of $12.9 billion in cash, along with the Fire Victim Trust Shares, to the Utility, which used the funds to satisfy and discharge certain liabilities of PG&E Corporation and the Utility under the Plan and transferred the Fire Victim Trust Shares to the Fire Victim Trust. PG&E Corporation’s cash equity contribution was funded by proceeds from the financing transactions. This equity issuance to PG&E Corporation by the Utility was exempt from registration under the Securities Act of 1933.

On June 7, 2020, PG&E Corporation entered into an Investment Agreement as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1. Pursuant to the terms of the Investment Agreement, on the Effective Date, PG&E Corporation issued 342.1 million shares of common stock to the Investors. This issuance and sale were exempt from registration under the Securities Act of 1933. The Investors represented to PG&E Corporation that they were “accredited investors” as defined in Rule 501 under the Securities Act and that the common stock was being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and acknowledged that the common stock acquired in connection with the Investment Agreement, or any transaction statement evidencing ownership of such common stock, would bear a restrictive legend.

On June 19, 2020, PG&E Corporation entered into the Forward Stock Purchase Agreements with the Backstop Parties as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1. The Forward Stock Purchase Agreement required PG&E Corporation to issue a number of shares of common stock equal to the unredeemed portion of such Backstop Party’s Greenshoe Backstop Purchase Amount divided by the Settlement Price (such shares of common stock, each Backstop Party’s “Greenshoe Backstop Shares”) to the Backstop Parties subject to the terms and conditions thereof. On August 3, 2020, PG&E Corporation will redeem $120.5 million of the Forward Stock Purchase Agreements as a result of the exercise by the underwriters of their option to purchase Equity Units pursuant to the Equity Units Underwriting Agreement. On August 3 2020, PG&E Corporation will deliver 42.3 million shares of PG&E Corporation common stock to the Backstop Parties to settle the portion of the Forward Stock Purchase Agreements that had not been redeemed. This issuance and sale will be exempt from registration under the Securities Act of 1933. The Backstop Parties represented to PG&E Corporation that they are “accredited investors” and that the Greenshoe Backstop Shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and the Greenshoe Backstop Shares acquired in connection with the Forward Stock Purchase Agreements, or any transaction statement evidencing ownership of such shares, will bear an appropriate restrictive legend.

Also, pursuant to the Forward Stock Purchase Agreement, PG&E Corporation has agreed to issue the Additional Backstop Premium shares as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1. Pursuant to the terms of the Forward Stock Purchase Agreements and the Backstop Commitment Letters, on the Effective Date, PG&E Corporation issued to the Backstop Parties 169.0 million shares of common stock. This issuance and sale were exempt from registration under the Securities Act of 1933.

On the Effective Date, pursuant to the Plan, the Utility entered into an assignment agreement with the Fire Victim Trust, pursuant to which the Utility agreed to transfer to the Fire Victim Trust on the Effective Date 477.0 million shares (such shares, the “Fire Victim Trust Shares”) of common stock of PG&E Corporation, no par value. The transfer of shares of common stock to the Fire Victim Trust was exempt from registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code, as approved by the Bankruptcy Court in the Order dated June 16, 2020.

On the Effective Date, PG&E Corporation made an equity contribution of $12.9 billion in cash, along with the Fire Victim Trust Shares, to the Utility, which used the funds to satisfy and discharge certain liabilities of PG&E Corporation and the Utility under the Plan and transferred the Fire Victim Trust Shares to the Fire Victim Trust as described above. PG&E Corporation’s cash equity contribution was funded by proceeds from the financing transactions described herein. This equity issuance to the Utility by PG&E Corporation was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

As a result of the Equity Units Underwriters exercising their option to purchase 1.45 million additional Equity Units, on August 3, 2020, PG&E Corporation will deliver 748,415 additional shares of Common Stock to the Fire Victim Trust pursuant to an anti-dilution provision in the assignment agreement with the Fire Victim Trust.

On August 3, 2020, PG&E Corporation will make an equity contribution of such additional 748,415 shares to the Utility, which will use the shares to satisfy and discharge certain liabilities of PG&E Corporation and the Utility under the Plan (and related assignment agreement) and transfer the Fire Victim Trust Shares to the Fire Victim Trust as described above. This equity issuance to the Utility by PG&E Corporation will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2020, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding. During the quarter ended June 30, 2020, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

As previously disclosed, the amended and restated bylaws of PG&E Corporation and the Utility provide that the next joint annual meeting of shareholders will take place within 15 months of the Effective Date on a date designated by the Boards of Directors. The Boards of Directors of PG&E Corporation and the Utility have not yet designated the date for such joint annual meeting. When the exact date has been determined, PG&E Corporation and the Utility intend to provide notice and the information required by Rule 14a-5(f) in a report filed with the SEC.

ITEM 6. EXHIBITS

EXHIBIT INDEX

2.1	Confirmation Order, dated June 20, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609), Exhibit 2.1)

3.1
Amended and Restated Articles of Incorporation of PG&E Corporation effective as of May 29, 2002, as amended by the Amendment dated June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8 K dated June 20, 2020 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Determination for PG&E Corporation Series A Preferred Stock filed December 22, 2000 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 3.2)

3.3	Bylaws of PG&E Corporation Amended and Restated as of June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609), Exhibit 3.3)

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5	Bylaws of Pacific Gas and Electric Company, Amended and Restated as of June 22, 2020 (incorporated by reference in Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.4)

4.1
Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.1)

4.2
First Supplemental Indenture, dated as of June 19, 2020, relating to the Mortgage Bonds between Pacific Gas and Electric Company and the Trustee (including the form of Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.2)

4.3
Indenture, dated as of June 23, 2020, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-12609), Exhibit 4.1)

4.4
First Supplemental Indenture, dated as of June 23, 2020, relating to the Notes among PG&E Corporation, the Trustee and JP Morgan Chase Bank N.A., as collateral agent (including the form of Notes for each series) (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-2609), Exhibit 4.2)

4.5
Escrow Deposit and Disbursement Agreement, dated as of June 23, 2020, by and among PG&E Corporation, The Bank of New York Mellon Trust Company, N.A., as escrow agent, and the Trustee (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-2609), Exhibit 4.3)

4.6
Calculation Agency Agreement, dated as June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A, as calculation agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.3)

4.7
Escrow Deposit and Disbursement Agreement, dated as of June 19, 2020, by and among Pacific Gas and Electric Company, The Bank of New York Mellon Trust Company, N.A., as escrow agent, and the Trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.4)

4.8
Third Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the New Short-Term Bonds and the New Long-Term Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.1)

4.9
Fourth Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the Funded Debt Exchange Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.2)

4.10
Thirtieth Supplemental Indenture, dated as of July 1, 2020, to the Amended and Restated Indenture, dated as of April 22, 2005, between Pacific Gas and Electric Company and BOKF, N.A., as trustee (including forms of certain series of Reinstated Senior Notes) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.3)

4.11
First Supplemental Indenture, dated as of July 1, 2020, to the Indenture, dated as of November 29, 2017, between Pacific Gas and Electric Company and BOKF, N.A., as trustee (including forms of certain series of Reinstated Senior Notes) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.4)

4.12
Second Supplemental Indenture, dated as of July 1, 2020, to the Indenture, dated as of August 6, 2018, between Pacific Gas and Electric Company and BOKF, N.A., as trustee (including forms of certain series of Reinstated Senior Notes) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 2, 2020 (File No. 1-2348), Exhibit 4.5)

4.13
Second Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the Senior Notes Collateral Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.6)

4.14
Fifth Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the Credit Agreement Collateral Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.7)

10.1
Settlement Agreement dated April 21, 2020 by and among the TCC, PG&E Corporation and the Utility, FEMA, the SBA, the Department of Agriculture, the Department of the Interior, the United States Department of Housing and Urban Development and the General Services Administration (incorporated by reference to PG&E Corporation’s Form 10-Q dated May 1, 2020 (File No. 1-12609), Exhibit 10.7)

10.2
Settlement Agreement dated April 21, 2020 by and among the TCC, PG&E Corporation and the Utility, Cal DDS, Cal DTSC, Cal Fire, Cal OES, Cal Parks, CSU, Caltrans and Cal Vet (incorporated by reference to PG&E Corporation’s Form 10-Q dated May 1, 2020 (File No. 1-12609), Exhibit 10.8)

10.3
Utility RCF Commitment Letter, dated May 26, 2020, by and among the Utility, JP Morgan Chase Bank, N.A., and Citibank, N.A., as co-administrative agents, and the commitment party thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 26, 2020 (File No. 1-2348), Exhibit 10.1)

10.4
Utility Term Loan Commitment Letter, dated May 26, 2020, by and among the Utility, JP Morgan Chase Bank, N.A., as administrative agent, and the commitment party thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 26, 2020 (File No. 1-2348), Exhibit 10.2)

10.5
Corporation RCF Commitment Letter, dated May 26, 2020, by and among the Corporation, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the commitment parties party thereto. (incorporated by reference to PG&E Corporation’s Form 8-K dated May 26, 2020 (File No. 1-12609), Exhibit 10.3)

10.6	*	Form of Consent Form (incorporated by reference to PG&E Corporation’s Form 8-K dated June 7, 2020 (File No. 1-12609), Exhibit 10.1)

10.7		Schedule Relating to Form of Consent Form (incorporated by reference to PG&E Corporation’s Form 8-K dated June 9, 2020 (File No. 1-12609), Exhibit 10.1)

10.8
Exhibit A to Consent Form– Form of Amended and Restated Chapter 11 Plan Backstop Commitment Letter (incorporated by reference to PG&E Corporation’s Form 8-K dated June 7, 2020 (File No. 1-12609), Exhibit 10.2)

10.9		Exhibit B to Consent Form – Redeemable Forward Stock Purchase Contract Term Sheet (incorporated by reference to PG&E Corporation’s Form 8-K dated June 7, 2020 (File No. 1-12609), Exhibit 10.2)

10.10
Investment Agreement among PG&E Corporation and the Investors listed in Schedule A thereto (incorporated by reference to PG&E Corporation’s Form 8-K dated June 7, 2020 (File No. 1-12609), Exhibit 10.4) PG&E Corporation and the Investors listed in Schedule A thereto (incorporated by reference to PG&E Corporation’s Form 8-K dated June 7, 2020 (File No. 1-12609), Exhibit 10.4)

10.11	**
Agreement to Enter Into Lease and Purchase Option, dated June 5, 2020 between Pacific Gas and Electric Company and TMG Bay Area Investments II, LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 5, 2020 (File No. 1-2348), Exhibit 10.1)

10.12
Underwriting Agreement dated June 16, 2020, by and among Pacific Gas and Electric Company, J.P. Morgan Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets and Goldman Sachs & Co. LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 1.1)

10.13
Underwriting Agreement dated June 18, 2020, by and among PG&E Corporation, J.P. Morgan Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets and Goldman Sachs & Co. LLC (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-2609), Exhibit 1.1)

10.14
Term Loan Credit Agreement, dated June 23, 2020 by and among PG&E Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-12609), Exhibit 10.1)

10.15	***	Form of Forward Stock Purchase Agreement (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-12609), Exhibit 10.1)

10.16
Underwriting Agreement dated June 25, 2020, among PG&E Corporation, Goldman Sachs & Co., LLC and J.P. Morgan Securities, LLC, as representatives of the several underwriters named in Schedule I thereto, in respect of the Common Stock Offering (incorporated by reference to PG&E Corporation’s Form 8-K dated June 25, 2020 (File No. 1-12609), Exhibit 10.1)

10.17
Underwriting Agreement dated June 25, 2020, among PG&E Corporation, Goldman Sachs & Co., LLC and J.P. Morgan Securities, LLC, as representatives of the several underwriters named in Schedule I thereto, in respect of the Equity Units Offering (incorporated by reference to PG&E Corporation’s Form 8-K dated June 25, 2020 (File No. 1-12609), Exhibit 10.2)

10.18
Pledge Agreement, dated as of July 1, 2020, among PG&E Corporation, JPMorgan Chase Bank, N.A., as collateral agent, revolving administrative agent and term administrative agent, The Bank of New York Mellon Trust Company, N.A., and the secured representatives party thereto from time to time (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.8)

10.19
Purchase Contract and Unit Agreement, dated July 1, 2020, between the Corporation and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and attorney-in-fact for the holders from time to time as provided therein (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.9)

10.20
Custodial Agreement, dated July 1, 2020, between The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as custodian (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.12)

10.21
Tax Benefits Payment Agreement, dated July 1, 2020, between the Corporation and the Fire Victim Trust (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 10.1)

10.22
Registration Rights Agreement, dated July 1, 2020, between the Fire Victim Trust and the Corporation (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 10.2)

10.23
Credit Agreement, dated as of July 1, 2020, among Pacific Gas and Electric Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, and Citibank, N.A., as designated agent. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 10.3)

10.24
Term Loan Credit Agreement, dated as of July 1, 2020, among Pacific Gas and Electric Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 10.4)

10.25
Credit Agreement, dated as of July 1, 2020, among PG&E Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as collateral agent. (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 10.5)

10.26		Amendment to the 2014 Long-Term Incentive Plan, effective as of July 1, 2020. (incorporated by reference to PG&E Corporation’s Form 8-K dated July 1, 2020 (File No. 1-12609), Exhibit 10.1)

31.1		Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	****	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	****	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*The Form of Consent Form is substantially identical in all material respects to each Consent Form that is otherwise required to be filed as an exhibit, except as to the Backstop Party, the amount of such Backstop Party’s Backstop Commitment Amount (as defined in the Backstop Commitment Letter) and the amount of such Backstop Party’s Forward Contract Purchase Commitment (as defined in the Consent Form). In accordance with instruction no. 2 to Item 601 of Regulation S-K, the registrant has filed the form of such Consent Form, with a schedule dated as of June 9, 2020 identifying the Consent Forms omitted and setting forth the material details in which each Consent Form differs from the form that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any agreement so omitted.

**In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted from this filing. Such omitted schedules (or similar attachments) include information relating to the Property. The registrants will provide a copy of any omitted schedule to the Securities and Exchange Commission or its staff upon request. In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions or terms of the Lease Agreement attached as an exhibit to the Agreement have been redacted. Such redacted information includes proprietary information about the Property. The registrants will provide an unredacted copy of the exhibit on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

***The Form of Forward Stock Purchase Agreement is substantially identical in all material respects to each Forward Stock Purchase Agreement that is otherwise required to be filed as an exhibit, except as to the Purchaser (as defined in the Forward Stock Purchase Agreement), the amount of such Purchaser’s Greenshoe Backstop Purchase Amount and the amount of such Purchaser’s Additional Backstop Premium Shares. In accordance with instruction no. 2 to Item 601 of Regulation S-K, the registrant has filed the form of such Forward Stock Purchase Agreement, with a schedule identifying the Forward Stock Purchase Agreements omitted and setting forth the material details in which each Forward Stock Purchase Agreement differs from the form that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any agreement so omitted.

****Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

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

Dated: July 30, 2020