Form 10-Q
period 2021-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2021-04-29
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				March 31, 2021
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 26, 2021:
PG&E Corporation:	1,985,105,703
Pacific Gas and Electric Company:	264,374,809

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2019 Wildfire Mitigation Plan	the wildfire mitigation plan for 2019 submitted by the Utility to the CPUC pursuant to SB 901, previously also referred to as the “2019 Wildfire Safety Plan”
2020 Form 10-K	PG&E Corporation and Pacific Gas and Electric Company’s combined Annual Report on Form 10-K for the year ended December 31, 2020
AB	Assembly bill
AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCA	Community Choice Aggregator
CEMA	Catastrophic Event Memorandum Account
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CHT	customer harm threshold
Confirmation Order	the order confirming PG&E Corporation’s and the Utility’s and the Shareholder Proponents’ Joint Chapter 11 Plan of Reorganization, dated as of June 20, 2020 with the Bankruptcy Court
CPE	central procurement entities
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
CUE	Coalition of California Utility Employees
DA	Direct Access
Diablo Canyon	Diablo Canyon nuclear power plant
DTSC	Department of Toxic Substances Control
Effective Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EMANI	European Mutual Association for Nuclear Insurance
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be funded
Formula Rate Proceedings	consolidated proceedings for the TO18 and TO20 rate cases
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage
HFTD	High Fire-Threat District

HSM	Hazardous Substance Memorandum Account
IOU(s)	investor-owned utility(ies)
IRS	Internal Revenue Service
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
LSE	load serving entity
MW	1 Megawatt (MW) = One thousand kilowatts
MWh	1 Megawatt-Hour (MWh) = One megawatt continuously for one hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this Form 10-Q
MGP(s)	manufactured gas plants
Monitor	third-party monitor retained as part of its compliance with the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction
NAV	net asset value
NBC	non-bypassable charge
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NRC	Nuclear Regulatory Commission
OII	order instituting investigation
OIR	order instituting rulemaking
OSA	Office of the Safety Advocate, a division of the CPUC
PCIA	Power Charge Indifference Adjustment
PERA	Public Employees Retirement Association of New Mexico
POD	Presiding Officer’s Decision
PD	proposed decision
Petition Date	January 29, 2019
the Plan	Debtors’ and Shareholder Proponents’ Joint Chapter 11 Plan of Reorganization, dated June 19, 2020
PSPS	Public Safety Power Shutoff
RA	resource adequacy
RAMP	Risk Assessment Mitigation Phase Report
ROE	return on equity
RSA	restructuring support agreement (as amended)
RTBA	Risk Transfer Balancing Account
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SED	Safety and Enforcement Division of the CPUC
SPD	CPUC’s Safety Policy Division
SPV	PG&E AR Facility, LLC
Subrogation RSA	Restructuring Support Agreement dated September 22, 2019 with certain holders of insurance subrogation claims, as amended
Tax Act	Tax Cuts and Jobs Act of 2017
TCC	Official Committee of Tort Claimants
TCC RSA	Restructuring Support Agreement dated December 6, 2019 with the TCC and attorneys and other advisors and agents for certain holders of Fire Victim Claims (as defined therein), as amended
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)

VMBA	Vegetation Management Balancing Account
WEMA	Wildfire Expense Memorandum Account
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment
Wildfires OII	Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire
WMBA	Wildfire Mitigation Balancing Account
WMCE	Wildfire Mitigation and Catastrophic Events
WMP	Wildfire Mitigation Plan
WMPMA	Wildfire Mitigation Plan Memorandum Account
WSD	Wildfire Safety Division

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of capital expenditures; estimates and assumptions used in critical accounting policies, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

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

•the risks and uncertainties associated with the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”) and the wildfire that began on September 27, 2020 in the area of Zogg Mine Road and Jenny Bird Lane, north of Igo in Shasta County, California (the “2020 Zogg fire”), including the extent of the Utility’s liability in connection with the 2019 Kincade fire and the 2020 Zogg fire and whether the Utility will be able to timely recover related costs incurred therewith in excess of insurance; the timing of the insurance recoveries; the outcome of the criminal proceedings initiated against the Utility by the Sonoma County District Attorney in connection with the 2019 Kincade fire, including the assertion of 33 criminal charges; the timing and outcome of the referral of the Cal Fire report to the Shasta County District Attorney in connection with the 2020 Zogg fire; and potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of either such fire;

•the risks and uncertainties associated with any other wildfires that have occurred in the Utility’s service territory for which the cause has yet to be determined, including the extent of the Utility’s liability in connection with such fires;

•the Utility’s Community Wildfire Safety Program’s ability to help reduce wildfire threats and improve safety as a result of climate-driven wildfires and extreme weather, including the Utility’s ability to comply with the targets and metrics set forth in its WMP; whether the Utility is able to retain or contract for the workforce necessary to execute its Community Wildfire Safety Program; and the cost of the program and the timing of the outcome of any proceeding to recover such costs through rates;

•the ability of PG&E Corporation and the Utility to securitize $7.5 billion of costs related to the multiple wildfires that began on October 8, 2017 and spread through Northern California, including Napa, Sonoma, Butte, Humboldt, Mendocino, Lake, Nevada and Yuba Counties, as well as in the area surrounding Yuba City (the “2017 Northern California wildfires”) in a financing transaction that is designed to be rate neutral to customers;

•the impact of the Utility’s implementation of its PSPS program, including the timing and outcome of the OII to Examine the Late 2019 Public Safety Power Shutoff Events and Order to Show Cause Against the Utility Related to Implementation of the October 2019 PSPS Events and the purported Public Safety Power Shutoff class action filed in December 2019, and whether any fines, penalties or civil liability for damages will be imposed on the Utility as a result; the costs in connection with PSPS events, the timing and outcome of any proceeding to recover such costs through rates, and the effects on PG&E Corporation’s and the Utility’s reputations caused by implementation of the PSPS program;

•whether the Utility may be liable for future wildfires, and the impact of AB 1054 on potential losses in connection with such wildfires, including the CPUC’s implementation of the procedures for recovering such losses;

•the risks and uncertainties associated with the requirement under AB 1054 that the Utility maintain a valid safety certification pursuant to section 8389(e) of the California Public Utilities Code and the potential implications for accessing the Wildfire Fund and in related CPUC proceedings in the event the Utility fails to maintain a valid safety certification, which could also result in the appointment by the CPUC of an independent third-party monitor to oversee the Utility’s operations as part of the EOEP;

•the risks and uncertainties associated with the Utility’s ability to access the Wildfire Fund, including whether the Wildfire Fund has sufficient remaining funds;

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

•the severity, extent and duration of the global COVID-19 pandemic and its impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows, as well as on energy demand in the Utility’s service territory, the ability of the Utility to collect on customer receivables, the ability of the Utility to mitigate these effects, including with spending reductions, and the ability of the Utility to recover any losses incurred in connection with the COVID-19 pandemic, and the impact of workforce disruptions;

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

•the timing and outcomes of the FERC TO18 and TO19 rate cases, 2018 CEMA application, WEMA application, WMCE application, future applications for cost recovery of amounts recorded to the FRMMA, CPPMA, WMPMA, VMBA, WMBA, and RTBA, future cost of capital proceedings, and other ratemaking and regulatory proceedings;

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

•the effects on PG&E Corporation’s and the Utility’s reputations caused by matters such as the CPUC’s investigations and enforcement proceedings and the Utility’s criminal guilty plea as described in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1. under the heading “District Attorneys’ Offices Investigations”;

•the outcome of future legislative or regulatory actions as part of the EOEP or otherwise that may be taken, such as requiring the Utility to transfer ownership of the Utility’s assets to municipalities or other public entities, or implement corporate governance, operational or other changes;

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

•the impact of government regulations to which the Utility is subject, including environmental remediation laws, regulations, and orders; the ultimate amount of costs incurred to discharge the Utility’s known and unknown remediation obligations; and the extent to which the Utility is able to recover such compliance costs in rates or from other sources;

•the impact of SB 100, signed into law on September 10, 2018, which increased the percentage from 50% to 60% of California’s electricity portfolio that must come from renewables by 2030; and establishes state policy that 100% of all retail electricity sales must come from renewable portfolio standard-eligible or carbon-free resources by 2045;

•how the CPUC and the California Air Resources Board implement state environmental laws relating to greenhouse gas, renewable energy targets, energy efficiency standards, distributed energy resources, electric vehicles, and similar matters, including whether the Utility is able to continue recovering associated compliance costs, such as the cost of emission allowances and offsets under cap-and-trade regulations; and whether the Utility is able to timely recover its associated investment costs;

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

•the risks and uncertainties associated with any future substantial sales of shares of common stock of PG&E Corporation by existing shareholders, including the Fire Victim Trust;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Operating Revenues
Electric	$3,395	$3,040
Natural gas	1,321	1,266
Total operating revenues	4,716	4,306
Operating Expenses
Cost of electricity	590	545
Cost of natural gas	307	284
Operating and maintenance	2,336	1,967
Wildfire-related claims, net of insurance recoveries	172	—
Wildfire Fund expense	119	—
Depreciation, amortization, and decommissioning	888	855
Total operating expenses	4,412	3,651
Operating Income	304	655
Interest income	2	16
Interest expense	(408)	(254)
Other income, net	127	97
Reorganization items, net	—	(176)
Income Before Income Taxes	25	338
Income tax benefit	(98)	(36)
Net Income	123	374
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$120	$371
Weighted Average Common Shares Outstanding, Basic	1,985	529
Weighted Average Common Shares Outstanding, Diluted	2,131	648
Net Earnings Per Common Share, Basic	$0.06	$0.70
Net Earnings Per Common Share, Diluted	$0.06	$0.57

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2021	2020
Net Income	$123	$374
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0 and $0, respectively)	1	—
Total other comprehensive income	1	—
Comprehensive Income	124	374
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Available for Common Shareholders	$121	$371

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$229	$484
Restricted cash	29	143
Accounts receivable:
Customers (net of allowance for doubtful accounts of $212 million and $146 million at respective dates) (includes $1.61 billion and $1.63 billion related to VIEs, net of allowance for doubtful accounts of $211 million and $143 million at respective dates)	1,835	1,883
Accrued unbilled revenue (includes $897 million and $959 million related to VIEs at respective dates)	991	1,083
Regulatory balancing accounts	2,249	2,001
Other	1,157	1,172
Regulatory assets	410	410
Inventories:
Gas stored underground and fuel oil	17	95
Materials and supplies	533	533
Wildfire Fund asset	464	464
Other	1,153	1,334
Total current assets	9,067	9,602
Property, Plant, and Equipment
Electric	68,054	66,982
Gas	24,548	24,135
Construction work in progress	2,895	2,757
Other	25	20
Total property, plant, and equipment	95,522	93,894
Accumulated depreciation	(28,261)	(27,758)
Net property, plant, and equipment	67,261	66,136
Other Noncurrent Assets
Regulatory assets	9,159	8,978
Nuclear decommissioning trusts	3,592	3,538
Operating lease right of use asset	1,659	1,741
Wildfire Fund asset	5,700	5,816
Income taxes receivable	68	67
Other	2,052	1,978
Total other noncurrent assets	22,230	22,118
TOTAL ASSETS	$98,558	$97,856

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,448	$3,547
Long-term debt, classified as current	1,522	28
Accounts payable:
Trade creditors	2,141	2,402
Regulatory balancing accounts	1,368	1,245
Other	708	580
Operating lease liabilities	534	533
Interest payable	290	498
Disputed claims and customer refunds	244	242
Wildfire-related claims	1,692	2,250
Other	2,270	2,256
Total current liabilities	12,217	13,581
Noncurrent Liabilities
Long-term debt (includes $650 million and $1.0 billion related to VIEs at respective dates)	37,801	37,288
Regulatory liabilities	11,204	10,424
Pension and other post-retirement benefits	2,406	2,444
Asset retirement obligations	6,494	6,412
Deferred income taxes	1,468	1,398
Operating lease liabilities	1,125	1,208
Other	4,464	3,848
Total noncurrent liabilities	64,962	63,022
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 shares at respective dates; 1,985,105,703 and 1,984,678,673 shares outstanding at respective dates	30,226	30,224
Reinvested earnings	(9,073)	(9,196)
Accumulated other comprehensive loss	(26)	(27)
Total shareholders’ equity	21,127	21,001
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	21,379	21,253
TOTAL LIABILITIES AND EQUITY	$98,558	$97,856

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$123	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	888	855
Allowance for equity funds used during construction	(32)	(10)
Deferred income taxes and tax credits, net	78	197
Reorganization items, net (Note 2)	(46)	50
Wildfire Fund expense	119	—
Other	117	35
Effect of changes in operating assets and liabilities:
Accounts receivable	111	(22)
Wildfire-related insurance receivable	(28)	—
Inventories	14	3
Accounts payable	143	245
Wildfire-related claims	(558)	—
Income taxes receivable/payable	—	—
Other current assets and liabilities	(175)	(123)
Regulatory assets, liabilities, and balancing accounts, net	340	(310)
Liabilities subject to compromise	—	208
Other noncurrent assets and liabilities	104	103
Net cash provided by operating activities	1,198	1,605
Cash Flows from Investing Activities
Capital expenditures	(1,778)	(1,641)
Proceeds from sales and maturities of nuclear decommissioning trust investments	551	533
Purchases of nuclear decommissioning trust investments	(578)	(552)
Other	9	5
Net cash used in investing activities	(1,796)	(1,655)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	—	500
Debtor-in-possession credit facility debt issuance costs	—	(3)
Bridge facility financing fees	—	(66)
Borrowings under revolving credit facilities	1,985	—
Repayments under revolving credit facilities	(4,440)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs of $18	2,382	—
Repayment of long-term debt	(7)	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	350	—
Other	(41)	9
Net cash provided by financing activities	229	440
Net change in cash, cash equivalents, and restricted cash	(369)	390
Cash, cash equivalents, and restricted cash at January 1	627	1,577
Cash, cash equivalents, and restricted cash at March 31	$258	$1,967
Less: Restricted cash and restricted cash equivalents	(29)	(7)
Cash and cash equivalents at March 31	$229	$1,960

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(550)	$—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$528	$326
Operating lease liabilities arising from obtaining right-of-use assets	4	13

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2020	1,984,678,673	$30,224	$(9,196)	$(27)	$21,001	$252	$21,253
Net income	—	—	123	—	123	—	123
Other comprehensive income	—	—	—	1	1	—	1
Common stock issued, net	427,030	—	—	—	—	—	—
Stock-based compensation amortization	—	2	—	—	2	—	2
Balance at March 31, 2021	1,985,105,703	$30,226	$(9,073)	$(26)	$21,127	$252	$21,379

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2019	529,236,741	$13,038	$(7,892)	$(10)	$5,136	$252	$5,388
Net income	—	—	374	—	374	—	374
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	549,155	—	—	—	—	—	—
Stock-based compensation amortization	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2020	529,785,896	$13,035	$(7,518)	$(10)	$5,507	$252	$5,759

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2021	2020
Operating Revenues
Electric	$3,395	$3,040
Natural gas	1,321	1,266
Total operating revenues	4,716	4,306
Operating Expenses
Cost of electricity	590	545
Cost of natural gas	307	284
Operating and maintenance	2,331	1,965
Wildfire-related claims, net of insurance recoveries	172	—
Wildfire Fund expense	119	—
Depreciation, amortization, and decommissioning	888	855
Total operating expenses	4,407	3,649
Operating Income	309	657
Interest income	2	16
Interest expense	(348)	(252)
Other income, net	133	93
Reorganization items, net	(2)	(93)
Income Before Income Taxes	94	421
Income tax benefit	(83)	(30)
Net Income	177	451
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$174	$448

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2021	2020
Net Income	$177	$451
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0 and $0, respectively)	—	—
Total other comprehensive income	—	—
Comprehensive Income	$177	$451

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$127	$261
Restricted cash	29	143
Accounts receivable:
Customers (net of allowance for doubtful accounts of $212 million and $146 million at respective dates) (includes $1.61 billion and $1.63 billion related to VIEs, net of allowance for doubtful accounts of $211 million and $143 million at respective dates)	1,835	1,883
Accrued unbilled revenue (includes $897 million and $959 million related to VIEs at respective dates)	991	1,083
Regulatory balancing accounts	2,249	2,001
Other	1,161	1,180
Regulatory assets	410	410
Inventories:
Gas stored underground and fuel oil	17	95
Materials and supplies	533	533
Wildfire Fund asset	464	464
Other	1,139	1,321
Total current assets	8,955	9,374
Property, Plant, and Equipment
Electric	68,054	66,982
Gas	24,548	24,135
Construction work in progress	2,895	2,757
Other	23	18
Total property, plant, and equipment	95,520	93,892
Accumulated depreciation	(28,259)	(27,756)
Net property, plant, and equipment	67,261	66,136
Other Noncurrent Assets
Regulatory assets	9,159	8,978
Nuclear decommissioning trusts	3,592	3,538
Operating lease right of use asset	1,655	1,736
Wildfire Fund asset	5,700	5,816
Income taxes receivable	67	66
Other	1,898	1,818
Total other noncurrent assets	22,071	21,952
TOTAL ASSETS	$98,287	$97,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions. except share amounts)	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,448	$3,547
Long-term debt, classified as current	1,496	—
Accounts payable:
Trade creditors	2,140	2,366
Regulatory balancing accounts	1,368	1,245
Other	712	624
Operating lease liabilities	531	530
Interest payable	264	444
Disputed claims and customer refunds	244	242
Wildfire-related claims	1,692	2,250
Other	2,259	2,248
Total current liabilities	12,154	13,496
Noncurrent Liabilities
Long-term debt (includes $650 million and $1.0 billion related to VIEs at respective dates)	33,206	32,664
Regulatory liabilities	11,204	10,424
Pension and other post-retirement benefits	2,295	2,328
Asset retirement obligations	6,494	6,412
Deferred income taxes	1,655	1,570
Operating lease liabilities	1,124	1,206
Other	4,502	3,886
Total noncurrent liabilities	60,480	58,490
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	28,286	28,286
Reinvested earnings	(4,208)	(4,385)
Accumulated other comprehensive loss	(5)	(5)
Total shareholders’ equity	25,653	25,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,287	$97,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$177	$451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	888	855
Allowance for equity funds used during construction	(32)	(10)
Deferred income taxes and tax credits, net	92	202
Reorganization items, net (Note 2)	(15)	(11)
Wildfire Fund expense	119	—
Other	112	40
Effect of changes in operating assets and liabilities:
Accounts receivable	115	(30)
Wildfire-related insurance receivable	(28)	—
Inventories	14	3
Accounts payable	107	221
Wildfire-related claims	(558)	—
Income taxes receivable/payable	—	—
Other current assets and liabilities	(150)	(121)
Regulatory assets, liabilities, and balancing accounts, net	340	(310)
Liabilities subject to compromise	—	208
Other noncurrent assets and liabilities	102	114
Net cash provided by operating activities	1,283	1,612
Cash Flows from Investing Activities
Capital expenditures	(1,778)	(1,641)
Proceeds from sales and maturities of nuclear decommissioning trust investments	551	533
Purchases of nuclear decommissioning trust investments	(578)	(552)
Other	9	5
Net cash used in investing activities	(1,796)	(1,655)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	—	500
Debtor-in-possession credit facility debt issuance costs	—	(3)
Bridge facility financing fees	—	(30)
Borrowings under revolving credit facilities	1,985	—
Repayments under revolving credit facilities	(4,440)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs of $18	2,382	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	350	—
Other	(12)	9
Net cash provided by financing activities	265	476
Net change in cash, cash equivalents, and restricted cash	(248)	433
Cash, cash equivalents, and restricted cash at January 1	404	1,129
Cash, cash equivalents, and restricted cash at March 31	$156	$1,562
Less: Restricted cash and restricted cash equivalents	(29)	(7)
Cash and cash equivalents at March 31	$127	$1,555

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(467)	$—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$528	$326
Operating lease liabilities arising from obtaining right-of-use assets	4	13

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$258	$1,322	$28,286	$(4,385)	$(5)	$25,476
Net income	—	—	—	177	—	177
Balance at March 31, 2021	$258	$1,322	$28,286	$(4,208)	$(5)	$25,653

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$258	$1,322	$8,550	$(4,796)	$1	$5,335
Net income	—	—	—	451	—	451
Balance at March 31, 2020	$258	$1,322	$8,550	$(4,345)	$1	$5,786

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2020 in the Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets in Item 8 of the 2020 Form 10-K.  This quarterly report should be read in conjunction with the 2020 Form 10-K.

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

On June 20, 2020, the Bankruptcy Court entered the Confirmation Order confirming the Plan filed on June 19, 2020. PG&E Corporation and the Utility emerged from Chapter 11 on the Effective Date of July 1, 2020.

Except as otherwise set forth in the Plan, the Confirmation Order or another order of the Bankruptcy Court, substantially all pre-petition liabilities were discharged under the Plan.

Unresolved Chapter 11 Claims

PG&E Corporation and the Utility have received over 100,000 proofs of claim since the Petition Date, of which approximately 80,000 were channeled to the Subrogation Wildfire Trust and Fire Victim Trust. The claims channeled to the Subrogation Wildfire Trust and Fire Victim Trust will be resolved by such trusts, and PG&E Corporation and the Utility have no further liability in connection with such claims. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims including asserted litigation claims, trade creditor claims, non-qualified benefit plan claims, along with other tax and regulatory claims, and therefore the ultimate liability of PG&E Corporation or the Utility for such claims may differ from the amounts asserted in such claims. Allowed claims are paid in accordance with the Plan and the Confirmation Order. Amounts expected to be allowed are reflected as current or noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation, other than as provided in the Plan or the Confirmation Order.

However, holders of certain claims may assert that they are entitled under the Plan or the Bankruptcy Code to pursue, or continue to pursue, their claims against PG&E Corporation and the Utility on or after the Effective Date, including but not limited to, claims arising from or relating to indemnification or contribution claims, including with respect to the wildfire that began on November 8, 2018 near the city of Paradise, Butte County, California (the “2018 Camp fire”), the 2017 Northern California wildfires, and the wildfire that began September 9, 2015 in Amador and Calaveras counties in Northern California (the “2015 Butte fire”).

In addition, Subordinated Debt Claims and Holdco Rescission or Damage Claims continue to be pursued against PG&E Corporation and the Utility in the claims reconciliation process in the Bankruptcy Court, and claims against certain former directors and current and former officers, as well as certain underwriters, are being pursued in the purported securities class action that is further described in Note 10 under the heading “Securities Class Action Litigation.”

Various electricity suppliers filed claims in the Utility’s 2001 prior proceeding filed under Chapter 11 of the U.S. Bankruptcy Code seeking payment for energy supplied to the Utility’s customers between May 2000 and June 2001. While the FERC and judicial proceedings are pending, the Utility pursued settlements with electricity suppliers and entered into a number of settlement agreements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers. Under these settlement agreements, amounts payable by the parties, in some instances, would be subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC. Generally, any net refunds, claim offsets, or other credits that the Utility receives from electricity suppliers either through settlement or through the conclusion of the various FERC and judicial proceedings are refunded to customers through rates in future periods. At March 31, 2021 and December 31, 2020, respectively, the Condensed Consolidated Balance Sheets reflected $244 million and $242 million in net claims within Disputed claims and customer refunds. Pursuant to the Plan, on and after the Effective Date, the holders of such claims are entitled to pursue their claims against the Reorganized Utility as if the Chapter 11 Cases had not been commenced.

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

On October 27, 2020, PG&E Corporation and the Utility filed a motion for entry of an order extending the deadline for PG&E Corporation and the Utility to object to claims, requesting an additional 180 days beyond December 31, 2020 to process claims. On April 5, 2021, the Bankruptcy Court entered an order further extending the deadline to object to claims through and including December 23, 2021, except for certain claims filed by Cal Fire, for which the deadline is September 30, 2021, in each case without prejudice to the rights of PG&E Corporation and the Utility to seek additional extensions thereof. By stipulation approved by the Bankruptcy Court, the objection deadline for certain claims asserted by the United States is July 30, 2021 or September 30, 2021, depending on the claim.

Reorganization Items, Net

Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and financing costs, net of interest income and other. Cash paid for reorganization items, net was $29 million and $17 million for PG&E Corporation and the Utility, respectively, during the three months ended March 31, 2021 as compared to $57 million and $117 million for PG&E Corporation and the Utility, respectively, during the same period in 2020. Reorganization items, net for the three months ended March 31, 2021 and 2020 include the following:

	Three Months Ended March 31, 2021
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$—	$—	$—
Legal and other	5	(2)	3
Other	(3)	—	(3)
Total reorganization items, net	$2	$(2)	$—

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.

	Three Months Ended March 31, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$3	$—	$3
Legal and other (2)	95	84	179
Interest income	(5)	(1)	(6)
Total reorganization items, net	$93	$83	$176

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Includes bridge loan facility fees.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the significant accounting policies used by PG&E Corporation and the Utility, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

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

Consolidated VIE

The SPV created in connection with the Receivables Securitization Program (as defined below in Note 5) in October 2020 is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2021, the aggregate principal amount of the loans made by the Lenders cannot exceed $1.0 billion outstanding at any time. The Receivables Securitization Program is scheduled to terminate on October 5, 2022, unless extended or earlier terminated.

The SPV is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the period ended March 31, 2021 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2021 and December 31, 2020, the SPV had net accounts receivable of $2.5 billion and $2.6 billion, respectively, and outstanding borrowings of $650 million and $1.0 billion, respectively, under the Receivables Securitization Program.

Non-Consolidated VIEs

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs at March 31, 2021, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs at March 31, 2021, it did not consolidate any of them.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Benefits” below.  Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and 2020 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2021	2020	2021	2020
Service cost for benefits earned (1)	$147	$132	$16	$15
Interest cost	161	178	13	16
Expected return on plan assets	(261)	(261)	(35)	(34)
Amortization of prior service cost	(1)	(1)	4	3
Amortization of net actuarial loss	1	1	(8)	(5)
Net periodic benefit cost	47	49	(10)	(5)
Regulatory account transfer (2)	37	34	—	—
Total	$84	$83	$(10)	$(5)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended March 31, 2021
Beginning balance	$(39)	$17	$(22)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0 and $1, respectively)	(1)	3	2
Amortization of net actuarial loss (net of taxes of $0 and $2, respectively)	1	(6)	(5)
Regulatory account transfer (net of taxes of $0 and $1, respectively)	1	3	4
Net current period other comprehensive gain (loss)	1	—	1
Ending balance	$(38)	$17	$(21)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  (See the “Pension and Other Post-Retirement Benefits” table above for additional details.)

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended March 31, 2020
Beginning balance	$(22)	$17	$(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0 and $1, respectively)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $0, and $2, respectively)	1	(3)	(2)
Regulatory account transfer (net of taxes of $0 and $1, respectively)	—	1	1
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(22)	$17	$(5)

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

Regulatory Balancing Account Revenue

The CPUC authorizes most of the Utility’s revenues in the Utility’s GRC and GT&S rate cases, which will be combined in the 2023 GRC.  The Utility’s ability to recover revenue requirements authorized by the CPUC in these rate cases is independent, or “decoupled,” from the volume of the Utility’s sales of electricity and natural gas services.  The Utility recognizes revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months.  Generally, electric and natural gas operating revenue is recognized ratably over the year.  The Utility records a balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2021	2020
Electric
Revenue from contracts with customers
Residential	$1,464	$1,242
Commercial	1,013	1,007
Industrial	327	341
Agricultural	152	123
Public street and highway lighting	17	17
Other (1)	(64)	(66)
Total revenue from contracts with customers - electric	2,909	2,664
Regulatory balancing accounts (2)	486	376
Total electric operating revenue	$3,395	$3,040

Natural gas
Revenue from contracts with customers
Residential	$1,208	$1,066
Commercial	245	234
Transportation service only	326	348
Other (1)	(47)	(22)
Total revenue from contracts with customers - gas	1,732	1,626
Regulatory balancing accounts (2)	(411)	(360)
Total natural gas operating revenue	1,321	1,266
Total operating revenues	$4,716	$4,306

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Initial and annual contributions to the Wildfire Fund established pursuant to AB 1054

The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the Department of Water Resources charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by California’s three large electric IOUs for at least a 10 year period. The contributions from the IOUs will be effectively borne by their respective shareholders, as they will not be permitted to recover these costs from customers. The costs of the initial and annual contributions are allocated among the IOUs pursuant to a “Wildfire Fund allocation metric” set forth in AB 1054 based on land area in the applicable IOU’s service territory classified as high fire threat districts and adjusted to account for risk mitigation efforts. The Utility’s Wildfire Fund allocation metric is 64.2% (representing an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million).

On the Effective Date, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. San Diego Gas & Electric Company and Southern California Edison made their initial contributions to the Wildfire Fund in September 2019. On December 30, 2020, the Utility made its second annual contribution of $193 million to the Wildfire Fund. As of March 31, 2021, PG&E Corporation and the Utility have eight remaining annual contributions of $193 million. PG&E Corporation and the Utility account for the contributions to the Wildfire Fund similarly to prepaid insurance with expense being allocated to periods ratably based on an estimated period of coverage.

As of March 31, 2021, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $1.3 billion in Other non-current liabilities, $464 million in current assets - Wildfire Fund asset, and $5.7 billion in non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, the Utility recorded amortization and accretion expense of $119 million. The amortization of the asset, accretion of the liability, and if applicable, impairment of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. Expected contributions recorded in Wildfire Fund asset on the Condensed Consolidated Balance Sheets are discounted to the present value using the 10-year US treasury rate at the date PG&E Corporation and the Utility satisfied all the eligibility requirements to participate in the Wildfire Fund. A useful life of 15 years is being used to amortize the Wildfire Fund asset.

AB 1054 did not specify a period of coverage; therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility use a Monte Carlo simulation that began with 12 years of historical, publicly available fire-loss data from wildfires caused by electrical equipment, and subsequently plan to add an additional year of data each following year. The period of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the useful life. These assumptions along with the other assumptions below create a high degree of uncertainty related to the estimated useful life of the Wildfire Fund. The simulation creates annual distributions of potential losses due to fires that could be attributed to the participating electric utilities. Starting with a 5 year period of historical data, with average annual statewide claims or settlements of approximately $6.5 billion, compared to approximately $2.9 billion for the 12-year historical data, would have decreased the amortization period to 6 years. Similarly, a ten percent change to the assumption regarding current and future mitigation effort effectiveness would increase the amortization period to 17 years assuming greater effectiveness and would decrease the amortization period to 12 years assuming less effectiveness.

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

PG&E Corporation and the Utility evaluate all assumptions quarterly, or upon claims being made from the Wildfire Fund for catastrophic wildfires, and the expected life of the Wildfire Fund will be adjusted as required. The Wildfire Fund is available to other participating utilities in California and the amount of claims that a participating utility incurs is not limited to their individual contribution amounts. PG&E Corporation and the Utility will assess the Wildfire Fund asset for impairment in the event that a participating utility’s electrical equipment is found to be the substantial cause of a catastrophic wildfire. Timing of any such impairment could lag as the emergence of sufficient cause and claims information can take many quarters and could be limited to public disclosure of the participating electric utility, if ignition were to occur outside the Utility’s service territory. There were fires in the Utility’s and other participating utilities’ services territories since July 12, 2019, including fires for which the cause is currently unknown, which may in the future be determined to be covered by the Wildfire Fund. At March 31, 2021, there were no such known events requiring a reduction of the Wildfire Fund asset nor have there been any claims or withdrawals by the participating utilities against the Wildfire Fund.

Financial Instruments—Credit Losses

PG&E Corporation and the Utility have three categories of financial assets in scope, each with their own associated credit risks. PG&E Corporation and the Utility have incorporated forward-looking data in their estimate of credit loss as follows. Trade receivables are represented by customer accounts receivable and have credit exposure risk related to current economic conditions. Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Lastly, available-for-sale debt securities requires each company to determine if a decline in fair value is below amortized costs basis, or, impaired. Furthermore, if an impairment exists on available-for-sale debt securities, PG&E Corporation and the Utility will examine if there is an intent to sell, if it is more likely than not a requirement to sell prior to recovery, and if a portion of the unrealized loss is a result of credit loss. During the three months ended March 31, 2021, expected credit losses of $76 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. Of these amounts recorded during the three months ended March 31, 2021, $49 million and $7 million were deemed probable of recovery and deferred to the CPPMA and a FERC regulatory asset, respectively.

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

The Utility and SBA also entered into a Master Transmission Tower Site License Agreement (the “Tower Site Agreement”), pursuant to which SBA received the exclusive rights to sublicense and market additional attachment locations on up to 28,000 of the Utility’s other electric transmission towers to Carriers for attachment of wireless communications equipment. The Tower Site Agreement provides for a split of license fees from Carriers between the Utility and SBA. The Tower Site Agreement has a licensing period of up to 15 years, depending on SBA’s achievement of certain performance metrics, and any sites licensed during such licensing period will continue to be subject to the Tower Site Agreement for the same term as the License Agreement.

In addition, the Utility and SBA entered into a Pipeline Cell Site Transaction Agreement pursuant to which the Utility and SBA established terms and conditions for adding additional cell sites under the License Agreement. Pipeline Cell Sites are locations where the Utility was in the process of locating a new Cell Site for a wireless carrier at the close of the transaction.

In exchange for the exclusive license and entry into the License Agreement, SBA agreed to pay the Utility a purchase price of $973 million. SBA paid the Utility $946 million of such purchase price at the closing pursuant to the Transaction Agreement, which also contemplates the post-closing assignment of additional specified Cell Sites to SBA upon the satisfaction of certain terms and conditions, for which SBA will make additional purchase price payments to the Utility. The closing settlement also reflected an adjustment for an estimated amount of payments received by the Utility from Carriers in the pre-closing period that are allocable to licenses in the post-closing period. The purchase price is subject to further adjustment pursuant to the terms of the Transaction Agreement through June 30, 2021.

The Utility recorded approximately $365 million of the $946 million sales proceeds as a financing obligation, as this portion of the proceeds for existing Cell Sites represents a sale of future revenues. The Utility recorded approximately $106 million of the $946 million sales proceeds as a contract liability (deferred revenue), as a portion of proceeds with respect to the sublicensing of Cell Sites, as well as the Tower Site Agreement represents an upfront payment for access to space on the Utility’s assets. The Utility utilized a discounted cash flow model based on business assumptions and estimates to determine the allocation of the purchase price between the financing obligation and deferred revenue. The financing obligation and deferred revenue are presented within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The Utility recorded the remaining approximately $475 million ($471 million of which is noncurrent) of the sale proceeds to a regulatory liability, for the portion that is probable to be returned to customers in accordance with existing revenue sharing practices.

The Utility will amortize the financing obligation through Electric operating revenue and Interest expense on the Condensed Consolidated Statements of Income using the effective interest method and will amortize the deferred revenue balance through Electric operating revenue ratably over the 100-year term.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance to reduce complexity relating to Income Tax disclosures. PG&E Corporation and the Utility adopted this ASU on January 1, 2021. There was no material impact to PG&E Corporation’s or the Utility’s Condensed Consolidated Financial Statements and the related disclosures resulting from the adoption of this ASU.

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

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets and Liabilities

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2021	December 31, 2020
Pension benefits (1)	$2,208	$2,245
Environmental compliance costs	1,038	1,112
Utility retained generation (2)	168	181
Price risk management	228	204
Unamortized loss, net of gain, on reacquired debt	46	49
Catastrophic event memorandum account (3)	879	842
Wildfire expense memorandum account (4)	393	400
Fire hazard prevention memorandum account (5)	107	137
Fire risk mitigation memorandum account (6)	58	66
Wildfire mitigation plan memorandum account (7)	359	390
Deferred income taxes (8)	1,075	908
Insurance premium costs (9)	225	294
Wildfire mitigation balancing account (10)	156	156
General rate case memorandum accounts (11)	349	376
Vegetation management balancing account (12)	594	592
COVID-19 pandemic protection memorandum accounts (13)	132	84
Other	1,144	942
Total long-term regulatory assets	$9,159	$8,978

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of March 31, 2021, $54 million in COVID-19 related costs was recorded to CEMA regulatory assets. Recovery of CEMA costs is subject to CPUC review and approval.
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
(7) Includes costs associated with the 2019 WMP for the period June 5, 2019 through December 31, 2019 and the 2020 WMP for the period of January 1, 2020 through December 31, 2020 and the 2021 WMP for the period of January 1, 2021 through March 31, 2021. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents non-current excess liability insurance premium costs recorded to RTBA and Adjustment Mechanism for Costs Determined in Other Proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period January 1, 2020 through March 31, 2021. Long-term balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) The General Rate Case Memorandum Accounts record the difference between the gas and electric revenue requirements in effect on January 1, 2020 and through February 28, 2021 as authorized by the CPUC in December 2020. These amounts will be recovered in rates over 22 months, beginning March 1, 2021.
(12) Represents costs from routine vegetation management and enhanced vegetation management activities previously recorded in the FRMMA/WMPMA, and tree mortality and fire risk reduction work previously recorded in CEMA. Recovery of VMBA costs above 120% of adopted revenue requirements is subject to CPUC review and approval.

(13) On April 16, 2020, the CPUC passed a resolution that established the CPPMA to recover costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential and small business customers. The CPPMA applies only to residential and small business customers and was approved on July 27, 2020 with an effective date of March 4, 2020. As of March 31, 2021, the Utility had recorded an aggregate under-collection of $122 million, representing incremental bad debt expense over what was collected in rates for the period the CPPMA is in effect. The remaining $10 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2021	December 31, 2020
Cost of removal obligations (1)	$7,035	$6,905
Recoveries in excess of AROs (2)	452	458
Public purpose programs (3)	983	948
Employee benefit plans (4)	1,002	995
Tower Licenses (5)	471	—
Other	1,261	1,118
Total long-term regulatory liabilities	$11,204	$10,424

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
(5) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers. Of the $471 million, $333 million and $138 million will be refunded to FERC and CPUC jurisdiction customers, respectively. (See Note 3 above.)

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at
(in millions)	March 31, 2021	December 31, 2020
Electric distribution	$266	$—
Gas distribution and transmission	3	102
Energy procurement	346	413
Public purpose programs	309	292
Fire hazard prevention memorandum account	121	121
Fire risk mitigation memorandum account	33	33
Wildfire mitigation plan memorandum account	161	161
Wildfire mitigation balancing account	29	27
General rate case memorandum accounts	468	313
Vegetation management balancing account	49	115
Insurance premium costs	157	135
Other	307	289
Total regulatory balancing accounts receivable	$2,249	$2,001

	Payable Balance at
(in millions)	March 31, 2021	December 31, 2020
Electric distribution	$—	$55
Electric transmission	260	267
Gas distribution and transmission	280	76
Energy procurement	116	158
Public purpose programs	372	410
Other	340	279
Total regulatory balancing accounts payable	$1,368	$1,245

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

NOTE 5: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities at March 31, 2021:

(in millions)	Termination Date	Facility Limit		Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	July 2023	$3,500	(1)	$—	$979	$2,521
Utility term loan credit facility (2)	January 2022	1,500		1,500	—	—
Utility receivables securitization program (3)	October 2022	1,000	(4)	650	—	350	(4)
PG&E Corporation revolving credit facility	July 2023	500		—	—	500
Total credit facilities		$6,500		$2,150	$979	$3,371

(1) Includes a $1.5 billion letter of credit sublimit.
(2) On March 11, 2021, the Utility prepaid in full all amounts outstanding with respect to the $1.5 billion term loan due on June 30, 2021. The remaining $1.5 billion term loan due on January 1, 2022 remains outstanding.
(3) On October 5, 2020, the Utility entered into an accounts receivable securitization program (the “Receivables Securitization Program”), providing for the sale of a portion of the Utility's accounts receivable to the SPV, a limited liability company wholly owned by the Utility. For more information, see “Variable Interest Entities” in Note 3.
(4) The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time. As of April 22, 2021, the Receivables Securitization Program had a maximum borrowing base of $888 million and was fully drawn.

Long-Term Debt Issuances and Redemptions

Utility

In March 2021, the Utility issued $1.5 billion aggregate principal amount of 1.367% First Mortgage Bonds due March 10, 2023, $450 million aggregate principal amount of 3.25% First Mortgage Bonds due June 1, 2031, and $450 million aggregate principal amount of 4.20% First Mortgage Bonds due June 1, 2041. The proceeds were used for (i) the prepayment of all of the $1.5 billion 364-day term loan facility (maturing June 30, 2021) outstanding under the Utility’s term loan credit agreement, (ii) the repayment of all of the borrowings outstanding under the Utility’s revolving credit facility pursuant to the revolving credit agreement and (iii) general corporate purposes.

PG&E Corporation

On June 23, 2020, PG&E Corporation obtained a $2.75 billion secured term loan (the “Term Loan”) under a term loan credit agreement (the “Term Loan Agreement”). The Term Loan matures on June 23, 2025, unless extended by PG&E Corporation pursuant to the terms of the Term Loan Agreement. In accordance with the Term Loan Agreement, PG&E Corporation is required to repay the principal amount outstanding on the Term Loan in an amount equal to $6.875 million on the last day of each quarter.

On February 1, 2021, PG&E Corporation entered into a repricing amendment with the lenders under the Term Loan Agreement pursuant to which, among other things, the applicable margin was reduced from 450 basis points to 300 basis points and the LIBOR floor was reduced from 100 basis points to 50 basis points.

NOTE 6: EQUITY

Ownership Restrictions in PG&E Corporation’s Amended Articles

Under section 382 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations (which could limit PG&E Corporation or the Utility’s ability to use these deferred tax assets to offset taxable income). In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles of Incorporation (the “Amended Articles”) limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date without approval by the Board of Directors. The calculation of the percentage ownership may differ depending on whether the Fire Victim Trust is treated as a qualified settlement trust or grantor trust.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by section 382 of the Internal Revenue Code.

In addition, the tax deduction recorded reflects PG&E Corporation’s conclusion as of March 31, 2021 that it is more likely than not that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal income tax purposes, in which case the corresponding tax deduction will have occurred at the time transfers of cash and other property (including PG&E Corporation common stock) were made to the Fire Victim Trust. In January 2021, PG&E Corporation received an IRS ruling that states the Utility is eligible to make a grantor trust election for U.S. federal income tax purposes with respect to the Fire Victim Trust and addressed certain, but not all, related issues. PG&E Corporation believes benefits associated with “grantor trust” treatment, including, a potentially larger tax deduction related to the proceeds realized by the Fire Victim Trust from the sale of shares contributed to the Fire Victim Trust, could be realized, but only if PG&E Corporation and the Fire Victim Trust can meet certain requirements of the Internal Revenue Code and Treasury Regulations thereunder, relating to sales of PG&E Corporation stock. PG&E Corporation expects to elect grantor trust treatment if it is able to enter into a definitive agreement regarding the same with the Fire Victim Trust. On April 28, 2021, the Bankruptcy Court issued an oral ruling that it would approve the material terms of an agreement between PG&E Corporation, the Utility and the Fire Victim Trust that supports the election of the grantor trust treatment. There can be no assurance that the parties will execute a definitive agreement or that PG&E Corporation will be able to avail itself of the benefits of a grantor trust election. If PG&E Corporation makes a “grantor trust” election for the Fire Victim Trust, the Utility’s tax deduction will occur only at the time the Fire Victim Trust pays the fire victims and will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were contributed to the Fire Victim Trust.

Dividends

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, beginning the fourth quarter of 2017, as well as the Utility’s preferred stock, beginning the three-month period ending January 31, 2018.

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. As of March 31, 2021, it is uncertain when PG&E Corporation and the Utility will commence the payment of dividends on their common stock and when the Utility will commence the payment of dividends on its preferred stock.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Income attributable to common shareholders	$120	$371
Weighted average common shares outstanding, basic	1,985	529
Add incremental shares from assumed conversions:
Employee share-based compensation	5	—
Equity Units	141	119
Weighted average common shares outstanding, diluted	2,131	648
Total Income per common share, diluted	$0.06	$0.57

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2021	December 31, 2020
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	219,348,075	146,642,863
	Options	17,080,000	14,140,000
Electricity (MWh)	Forwards, Futures and Swaps	11,127,600	9,435,830
	Options	588,800	—
	Congestion Revenue Rights (3)	264,206,953	266,091,470

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At March 31, 2021, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$50	$(3)	$105	$152
Noncurrent assets – other	136	—	—	136
Current liabilities – other	(41)	3	17	(21)
Noncurrent liabilities – other	(228)	—	3	(225)
Total commodity risk	$(83)	$—	$125	$42

At December 31, 2020, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$33	$—	$115	$148
Noncurrent assets – other	136	—	—	136
Current liabilities – other	(38)	—	15	(23)
Noncurrent liabilities – other	(204)	—	10	(194)
Total commodity risk	$(73)	$—	$140	$67

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of March 31, 2021, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$228	$—	$—	$—	$228
Nuclear decommissioning trusts
Short-term investments	29	—	—	—	29
Global equity securities	2,461	—	—	—	2,461
Fixed-income securities	953	812	—	—	1,765
Assets measured at NAV	—	—	—	—	27
Total nuclear decommissioning trusts (2)	3,443	812	—	—	4,282
Price risk management instruments (Note 8)
Electricity	—	17	165	1	183
Gas	—	4	—	101	105
Total price risk management instruments	—	21	165	102	288
Rabbi trusts
Fixed-income securities	—	102	—	—	102
Life insurance contracts	—	76	—	—	76
Total rabbi trusts	—	178	—	—	178
Long-term disability trust
Short-term investments	5	—	—	—	5
Assets measured at NAV	—	—	—	—	158
Total long-term disability trust	5	—	—	—	163
TOTAL ASSETS	$3,676	$1011	$165	$102	$5,139
Liabilities:
Price risk management instruments (Note 8)
Electricity	—	5	259	(20)	244
Gas	—	5	—	(3)	2
TOTAL LIABILITIES	$—	$10	$259	$(23)	$246

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $690 million, primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$470	$—	$—	$—	$470
Nuclear decommissioning trusts
Short-term investments	27	—	—	—	27
Global equity securities	2,398	—	—	—	2,398
Fixed-income securities	924	835	—	—	1,759
Assets measured at NAV	—	—	—	—	25
Total nuclear decommissioning trusts (2)	3,349	835	—	—	4,209
Price risk management instruments (Note 8)
Electricity	—	2	166	2	170
Gas	—	1	—	113	114
Total price risk management instruments	—	3	166	115	284
Rabbi trusts
Fixed-income securities	—	106	—	—	106
Life insurance contracts	—	79	—	—	79
Total rabbi trusts	—	185	—	—	185
Long-term disability trust
Short-term investments	9	—	—	—	9
Assets measured at NAV	—	—	—	—	158
Total long-term disability trust	9	—	—	—	167
TOTAL ASSETS	$3,828	$1,023	$166	$115	$5,315
Liabilities:
Price risk management instruments (Note 8)
Electricity	—	1	238	(25)	214
Gas	—	3	—	—	3
TOTAL LIABILITIES	$—	$4	$238	$(25)	$217

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $671 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed.  There were no material transfers between any levels for the three months ended March 31, 2021 and 2020.

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

	Fair Value at
(in millions)	March 31, 2021
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range(1) /Weighted-Average Price (2)
Congestion revenue rights	$148	$79	Market approach	CRR auction prices	$(320.25) - $320.25 / 0.27
Power purchase agreements	$17	$180	Discounted cash flow	Forward prices	$13.43 - $233.55 / 39.56

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	December 31, 2020
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$153	$74	Market approach	CRR auction prices	$(320.25) - $320.25 / 0.3
Power purchase agreements	$13	$164	Discounted cash flow	Forward prices	$12.56 - $148.30 / 35.52

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 instruments for the three months ended March 31, 2021 and 2020:

	Price Risk Management Instruments
(in millions)	2021	2020
Asset balance as of January 1	$(72)	$5
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(22)	(10)
Asset (liability) balance as of March 31	$(94)	$(5)

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable; short-term borrowings; accounts payable; and customer deposits approximate their carrying values at March 31, 2021 and December 31, 2020, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2021		At December 31, 2020
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation	$3,372	$2,118	$1,901	$2,175
Utility	32,056	33,200	29,664	32,632

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2021
Nuclear decommissioning trusts
Short-term investments	$29	$—	$—	$29
Global equity securities	527	1,963	(2)	2,488
Fixed-income securities	1,689	94	(18)	1,765
Total (1)	$2,245	$2,057	$(20)	$4,282
As of December 31, 2020
Nuclear decommissioning trusts
Short-term investments	$27	$—	$—	$27
Global equity securities	543	1,881	(1)	2,423
Fixed-income securities	1,610	152	(3)	1,759
Total (1)	$2,180	$2,033	$(4)	$4,209

(1) Represents amounts before deducting $690 million and $671 million for the periods ended March 31, 2021 and December 31, 2020, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2021
Less than 1 year	$32
1–5 years	501
5–10 years	427
More than 10 years	805
Total maturities of fixed-income securities	$1,765

The following table provides a summary of activity for fixed income and equity securities:

	Three Months Ended March 31,
(in millions)	2021	2020
Proceeds from sales and maturities of nuclear decommissioning trust investments	$551	$533
Gross realized gains on securities	55	18
Gross realized losses on securities	(13)	(9)

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

Restructuring Support Agreement with the TCC

On December 6, 2019, PG&E Corporation and the Utility entered into the TCC RSA. The TCC RSA (as incorporated into the Plan) provides for, among other things, a combination of cash and common stock of the reorganized PG&E Corporation to be provided by PG&E Corporation and the Utility pursuant to the Plan (together with certain additional rights, the “Aggregate Fire Victim Consideration”) in order to settle and discharge the Fire Victim Claims, upon the terms and conditions set forth in the TCC RSA and the Plan. The Aggregate Fire Victim Consideration that has funded and will fund the Fire Victim Trust pursuant to the Plan for the benefit of holders of the Fire Victim Claims consists of (a) $5.4 billion in cash that was contributed on the Effective Date of the Plan, (b) $1.35 billion in cash consisting of (i) $758 million that was paid in cash on January 15, 2021 and (ii) the remaining balance of $592 million to be paid in cash on or before January 15, 2022, in each case pursuant to the terms of the Tax Benefits Payment Agreement (as defined below), and (c) an amount of common stock of the reorganized PG&E Corporation valued at 14.9 times Normalized Estimated Net Income (as defined in the TCC RSA), except that the Fire Victim Trust’s share ownership of the reorganized PG&E Corporation would not be less than 20.9% based on the number of fully diluted shares of the reorganized PG&E Corporation outstanding as of the Effective Date of the Plan, assuming the Utility’s allowed ROE as of the date of the TCC RSA. Pursuant to a stipulation approved by the Bankruptcy Court on June 12, 2020, PG&E Corporation, the Utility, the TCC, and the trustee of the Fire Victim Trust agreed that the percentage ownership of the Fire Victim Trust would be 22.19% of the outstanding shares of PG&E Corporation on the Effective Date, subject to potential adjustments.

On the Effective Date, pursuant to the Plan, the Utility entered into a tax benefits payment agreement (the “Tax Benefits Payment Agreement”) with the Fire Victim Trust, pursuant to which the Utility agreed to pay to the Fire Victim Trust in cash an aggregate amount of $1.35 billion, comprising (i) at least $650 million of tax benefits arising from certain tax deductions related to pre-petition wildfires (“Tax Benefits”) for fiscal year 2020 to be paid on or before January 15, 2021 and (ii) of the remainder of $1.35 billion of Tax Benefits for fiscal year 2021 to be paid on or before January 15, 2022. On January 15, 2021, the Utility paid the first tranche of tax benefits of approximately $758 million pursuant to the Tax Benefits Payment Agreement, leaving approximately $592 million to be paid.

2019 Kincade Fire

According to Cal Fire, on October 23, 2019 at approximately 9:27 p.m., a wildfire began northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), located in the service territory of the Utility. The Cal Fire Kincade Fire Incident Update dated November 20, 2019, 11:02 a.m. Pacific Time (the “incident update”), indicated that the 2019 Kincade fire had consumed 77,758 acres. In the incident update, Cal Fire reported no fatalities and four first responder injuries. The incident update also indicates the following: structures destroyed, 374 (consisting of 174 residential structures, 11 commercial structures and 189 other structures); and structures damaged, 60 (consisting of 35 residential structures, one commercial structure and 24 other structures). In connection with the 2019 Kincade fire, state and local officials issued numerous mandatory evacuation orders and evacuation warnings at various times for certain areas of the region. Based on County of Sonoma information, PG&E Corporation and the Utility understand that the geographic zones subject to either a mandatory evacuation order or an evacuation warning between October 23, 2019 and November 4, 2019 included approximately 200,000 persons.

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

The Utility submitted electric incident reports to the CPUC indicating that:

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

On July 16, 2020, Cal Fire issued a press release addressing the cause of the 2019 Kincade fire. The press release stated that Cal Fire had determined that “the Kincade Fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E) located northeast of Geyserville. Tinder dry vegetation and strong winds combined with low humidity and warm temperatures contributed to extreme rates of fire spread.”

On April 6, 2021, the Sonoma County District Attorney’s office filed a criminal complaint (the “Complaint”) charging the Utility with 5 felonies and 28 misdemeanors related to the 2019 Kincade fire. The Complaint alleges three felony counts of recklessly causing a fire that caused great bodily injury to six firefighters and/or burned inhabited and other structures, inhabited property, forest land and personal property, in violation of Penal Code section 452; two felony counts of reckless emission of air contaminants that caused great bodily injury to two minors, in violation of Health and Safety Code section 42400.3(c); one misdemeanor count of carelessly or negligently throwing or placing substances that may cause a fire, in violation of Health and Safety Code section 13001; one misdemeanor count of negligently causing fire, in violation of Public Resources Code section 4421; three misdemeanor counts of violation by a public utility, in violation of Public Utilities Code section 2110; and 23 misdemeanor counts of recklessly or negligently emitting air contaminants, in violation of Health and Safety Code sections 42400.3(b) and 42400.1(a). If convicted of any of the charges in the Complaint, the Utility could be subject to fines, penalties, and restitution to victims for their economic losses (including property damage, medical and mental health expenses, lost wages, lost profits, attorney's fees and interest), as well as non-monetary remedies such as oversight requirements.

On April 6, 2021, PG&E Corporation announced that it disputed the charges in the Complaint. It further announced that it will accept Cal Fire’s finding that a PG&E transmission line caused the 2019 Kincade fire, even though PG&E Corporation does not have access to the evidence that Cal Fire gathered. On April 20, 2021, the court held an initial hearing in the case.

Potential liabilities related to the 2019 Kincade fire depend on various factors, including but not limited to the cause of the fire, contributing causes of the fire (including alternative potential origins, weather- and climate-related issues), the number, size and type of structures damaged or destroyed, the contents of such structures and other personal property damage, the number and types of trees damaged or destroyed, attorneys’ fees for claimants, the nature and extent of any personal injuries, the amount of fire suppression and clean-up costs, other damages the Utility may be responsible for if found negligent, and the amount of any penalties, fines, or restitution that may be imposed by courts or other governmental entities.

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

In light of the current state of the law concerning inverse condemnation and the information currently available to PG&E Corporation and the Utility, including the information contained in the electric incident reports, Cal Fire’s determination of the cause, other information gathered as part of PG&E Corporation’s and the Utility’s investigation, and the charges filed by the Sonoma County District Attorney’s Office, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a charge in the aggregate amount of $625 million for the year ended December 31, 2020 (before available insurance). Based on additional facts and circumstances available to the Utility as of the date of this filing, including the status of negotiations with certain subrogation entities and certain county and local agencies, PG&E Corporation and the Utility recorded an additional charge for potential losses in connection with the 2019 Kincade fire of $175 million for the three months ended March 31, 2021, for an aggregate liability of $800 million (before available insurance).

The aggregate liability of $800 million for claims in connection with the 2019 Kincade fire (before available insurance) corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses and is subject to change based on additional information. The $800 million estimate does not include, among other things: (i) any amounts for potential penalties, fines, or restitution that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by Federal or state agencies other than state fire suppression costs, (iv) evacuation costs or (v) any other amounts that are not reasonably estimable.

Under California law (including Penal Code section 1202.4), if the Utility were convicted of any of the charges in the Complaint, the sentencing court must order the Utility to “make restitution to the victim or victims in an amount established by court order” that is “sufficient to fully reimburse the victim or victims for every determined economic loss incurred as the result of” the Utility’s underlying conduct, in addition to interest and the victim’s or victims’ attorneys’ fees. This requirement for full reimbursement of economic loss is not waivable by either the government or the victim and is not offset by any compensation that the victims have received or may receive from their insurance carriers. In the event that the Utility were convicted of certain charges in the Complaint, the Utility currently believes that, depending on which charges it were to be convicted of, its total losses associated with the 2019 Kincade fire would materially exceed the $800 million aggregate liability that PG&E Corporation and the Utility have recorded to reflect the lower end of the range of the reasonably estimable range of losses for the 2019 Kincade fire civil claims. The Utility is currently unable to determine a reasonable estimate of the amount of such additional losses. The Utility does not expect that any of its liability insurance would be available to cover restitution payments ordered by the court presiding over the criminal proceeding.

The Utility believes it will continue to receive additional information from potential claimants as litigation or resolution efforts progress. Any such additional information may potentially allow PG&E Corporation and the Utility to refine such estimate and may result in changes to the accrual depending on the information provided.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of loss could be greater than $800 million (before available insurance) but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility and the outcome of the criminal proceedings initiated against the Utility by the Sonoma County District Attorney’s Office. If the liability for the 2019 Kincade fire were to exceed $1.0 billion, it is possible the Utility would be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount, subject to the 40% limitation on claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire or the Sonoma County District Attorney’s Office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of potential damages.

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

The Utility has liability insurance from various insurers, which provides coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. The Utility records insurance recoveries when it is deemed probable that recovery will occur, and the Utility can reasonably estimate the amount or its range. As of March 31, 2021, the Utility has recorded an insurance receivable for the full amount of the $430 million. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.

PG&E Corporation and the Utility have received data requests from the SED relating to the 2019 Kincade fire and have responded to all data requests received to date, and various other entities may also be investigating the fire. It is uncertain when any such investigations will be complete.

As of April 28, 2021, PG&E Corporation and the Utility are aware of 25 complaints on behalf of approximately 535 plaintiffs related to the 2019 Kincade fire and expect that they may receive further such complaints. The complaints were filed in the California Superior Court for the County of Sonoma and the California Superior Court for the County of San Francisco and include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect and de-energize their transmission lines was the cause of the 2019 Kincade fire. On December 3, 2020, PG&E Corporation and the Utility filed a petition with the California Judicial Council to coordinate the litigation. On April 8, 2021, the coordination motion judge ordered that the cases be coordinated, and on April 16, 2021, the San Francisco County Superior Court was selected as the site of the coordinated proceeding.

In addition to claims for property damage, business interruption, interest and attorneys’ fees, PG&E Corporation and the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, punitive damages and other damages under other theories of liability in connection with the 2019 Kincade fire, including if PG&E Corporation or the Utility were found to have been negligent.

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

•according to Utility records, on September 27, 2020, a SmartMeter and a line recloser serving the area of Zogg Mine Road and Jenny Bird Lane reported alarms and other activity starting at approximately 2:40 p.m. until 3:06 p.m. Pacific Time when the line recloser de-energized a portion of the Girvan 1101 12 kV circuit, a distribution line that serves that area; and

•the data currently available to the Utility do not establish the causes of the activity on the Girvan 1101 circuit or the locations of these causes.

On March 22, 2021, Cal Fire issued a press release with its determination that the 2020 Zogg fire was caused by a pine tree contacting electrical facilities owned and operated by the Utility located north of the community of Igo.

Cal Fire also indicated that its investigative report has been forwarded to the Shasta County District Attorney’s Office, which is investigating the matter. PG&E Corporation and the Utility have received and are responding to data requests from the SED and document requests from the Shasta County District Attorney’s Office relating to the 2020 Zogg fire, and various other entities, which may include other law enforcement agencies, may also be investigating the fire. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2020 Zogg fire. This investigation is preliminary, and PG&E Corporation and the Utility do not have access to the evidence in the possession of Cal Fire or other third parties.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. PG&E Corporation and the Utility recorded a charge in the aggregate amount of $275 million for the year ended December 31, 2020 (before available insurance). Based on additional facts and circumstances available to the Utility as of the date of this filing, including the status of negotiations with certain agencies and additional damages information from certain plaintiffs, PG&E Corporation and the Utility recorded an additional charge for potential losses in connection with the 2020 Zogg fire in the amount of $25 million for the three months ended March 31, 2021, for an aggregate liability of $300 million (before available insurance). If the Utility’s facilities, such as its electric distribution lines, are judicially determined to be the substantial cause of the Zogg fire, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest and attorneys’ fees without having been found negligent. For more information regarding the inverse condemnation doctrine, see “2019 Kincade Fire” above.

The aggregate liability of $300 million for claims in connection with the 2020 Zogg fire (before available insurance) corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses, and is subject to change based on additional information. This $300 million estimate does not include, among other things: (i) any amounts for potential penalties, fines or restitution that may be imposed by governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by Federal or state agencies other than state fire suppression costs, or (iv) any other amounts that are not reasonably estimable.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of the loss will be greater than $300 million and are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. If the liability for the 2020 Zogg fire were to exceed $1.0 billion, it is possible the Utility would be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in Cal Fire’s possession, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damages and losses, the nature, number and severity of personal injuries, and information made available through the discovery process. In particular, PG&E Corporation and the Utility have not had access to all of the evidence obtained by Cal Fire or other third parties.

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

The Utility has liability insurance from various insurers, which provides coverage for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. This amount is reduced from the $867.5 million of coverage disclosed in the 2020 Form 10-K due to the Utility’s commuting certain insurance policies in connection with its April 2021 wildfire liability insurance renewal. The Utility records insurance recoveries when it is deemed probable that recovery will occur, and the Utility can reasonably estimate the amount or its range. As of March 31, 2021, the Utility has recorded an insurance receivable for $247 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $300 million probable loss estimate less an initial self-insured retention of $60 million, plus $7 million in legal fees incurred. PG&E Corporation and the Utility intend to seek full recovery for all insured losses. If PG&E Corporation and the Utility are unable to recover the full amount of their insurance, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected.

As of April 28, 2021, PG&E Corporation and the Utility are aware of 7 complaints on behalf of approximately 266 plaintiffs related to the 2020 Zogg fire and expect that they may receive further such complaints. The complaints were filed in the California Superior Court for the County of Shasta and the California Superior Court for the County of San Francisco and include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect and de-energize their distribution lines was the cause of the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On February 5, 2021, certain plaintiffs filed a petition with the California Judicial Council to coordinate five civil cases filed against the Utility and PG&E Corporation in the Superior Courts of Shasta and San Francisco counties. The petition requests that the cases be coordinated in San Francisco Superior Court. On March 15, 2021, PG&E Corporation and the Utility filed a brief that supported coordination but requested that the cases be coordinated in Shasta County Superior Court or, in the alternative, Sacramento County Superior Court. On March 24, 2021, pursuant to authorization from the California Judicial Council, a judge of the San Francisco County Superior Court was assigned to serve as the coordination motion judge to decide whether the aforementioned actions should be coordinated and, if so, recommend where the coordinated proceeding should take place. A hearing is scheduled for May 12, 2021.

In addition to claims for property damage, business interruption, interest and attorneys’ fees, PG&E Corporation and the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, wrongful death and personal injury damages, punitive damages and other damages under other theories of liability in connection with the 2020 Zogg fire, including if PG&E Corporation and the Utility were found to have been negligent.

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

Insurance

Insurance Coverage

In April 2021, the Utility purchased approximately $268 million in wildfire liability insurance coverage for the period of April 12, 2021 to April 1, 2022, and approximately $32 million in wildfire liability reinsurance for the period of April 1, 2021 to April 1, 2022 at a cost of approximately $220 million. This coverage is in addition to approximately $11 million in existing wildfire reinsurance for the period of July 1, 2020 to July 1, 2021 and approximately $600 million in existing wildfire liability insurance purchased by the Utility in August 2020 for the period of August 1, 2020 to August 1, 2021. On August 1, 2021, this existing wildfire liability coverage is scheduled to renew for the period of August 1, 2021 to August 1, 2022 at a cost of approximately $516 million pursuant to multi-year policy terms. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million. For non-wildfire events, the Utility carries approximately $700 million in coverage for the period of August 1, 2020 to August 1, 2021 at a cost of approximately $152 million. At March 31, 2021, PG&E Corporation and the Utility had prepaid insurance of $313 million, reflected in Other current assets on the Condensed Consolidated Balance Sheets.

Various coverage limitations applicable to different insurance layers could result in material uninsured costs in the future depending on the amount and type of damages resulting from covered events.

In the Utility’s 2020 GRC proceeding, the CPUC also approved a settlement agreement provision that allows the Utility to recover annual insurance costs for up to $1.4 billion in general liability insurance coverage. An advice letter is required for additional coverage purchased by the Utility in excess of $1.4 billion in coverage.

The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any year that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054. (See “Wildfire Fund under AB 1054” below.)

Insurance Receivable

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur. Through March 31, 2021, PG&E Corporation and the Utility recorded $430 million for probable insurance recoveries in connection with the 2019 Kincade fire, and $247 million for probable insurance recoveries in connection with the 2020 Zogg fire. PG&E Corporation and the Utility have recovered all of the insurance except for $25 million for the 2017 Northern California wildfires. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

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

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2020 Zogg fire	2019 Kincade fire	2017 Northern California wildfires	Total
Balance at December 31, 2020	$219	$430	$25	$674
Accrued insurance recoveries	28	—	—	28
Reimbursements	—	—	—	—
Balance at March 31, 2021	$247	$430	$25	$702

Regulatory Recovery

SB 901, signed into law on September 21, 2018, requires the CPUC to establish a CHT, directing the CPUC to limit certain disallowances in the aggregate, so that they do not exceed the maximum amount that the Utility can pay without harming customers or materially impacting its ability to provide adequate and safe service. SB 901 also authorizes the CPUC to issue a financing order that permits recovery, through the issuance of recovery bonds (also referred to as “securitization”), of wildfire-related costs found to be just and reasonable by the CPUC and, only for the 2017 Northern California wildfires, any amounts in excess of the CHT.

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to not impact amounts billed to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. In connection with the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate the remaining $592 million payment due to the Fire Victim Trust (see “Restructuring Support Agreement with the TCC” above). On April 23, 2021, the CPUC issued a decision granting the Utility’s application for a $7.5 billion rate neutral securitization.

On April 5, 2021, the ALJ issued a PD granting the Utility’s application for a financing order authorizing the issuance of recovery bonds in connection with a post-emergence transaction. On April 26, 2021, the Utility filed opening comments on the PD. The Utility’s reply comments are due on May 3, 2021. The Utility expects a CPUC decision on the financing order by May 6, 2021.

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

For more information see Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

Wildfire-Related Derivative Litigation

Two purported derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants certain then-current and former members of the Board of Directors and certain then-current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility are named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018 and denominated In Re California North Bay Fire Derivative Litigation (now re-captioned Trotter v. Williams et al.). On April 13, 2018, the plaintiffs filed a consolidated complaint. After the parties reached an agreement regarding a stay of the derivative proceeding pending resolution of the tort actions described above and any regulatory proceeding relating to the 2017 Northern California wildfires, on April 24, 2018, the court entered a stipulation and order to stay. The stay was subject to certain conditions regarding the plaintiffs’ access to discovery in other actions. On January 28, 2019, the plaintiffs filed a request to lift the stay for the purposes of amending their complaint to add allegations regarding the 2018 Camp fire. Prior to resolution of the plaintiffs’ request to lift the stay, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of the Chapter 11 Cases, as discussed below. On November 12, 2020, the trustee for the Fire Victim Trust filed a motion to intervene to substitute as the plaintiff in the matter, to which the parties later stipulated. On March 8, 2021, the court granted the parties’ stipulation to substitute the trustee for the Fire Victim Trust as the plaintiff. Separately, on February 24, 2021, the trustee filed an amended complaint in one of the pending state court derivative actions, the Trotter v. Chew action discussed below, asserting two claims for breach of fiduciary duty against certain of PG&E Corporation’s and the Utility’s former directors and officers. The amended complaint was further amended to correct certain procedural flaws on March 24, 2021. Neither PG&E Corporation nor the Utility is a party to the action. A case management conference was held on March 18, 2021 and the two actions were consolidated on March 30, 2021. A hearing on the defendants’ demurrer and a further case management conference is scheduled for July 15, 2021. Trial is set for June 27, 2022.

On August 3, 2018, a third purported derivative lawsuit, entitled Oklahoma Firefighters Pension and Retirement System v. Chew, et al. (now captioned Trotter v. PG&E Corp., et al.), was filed in the U.S. District Court for the Northern District of California, naming as defendants certain then-current and former members of the Board of Directors and certain then-current and former officers of PG&E Corporation and the Utility. PG&E Corporation is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duties and unjust enrichment as well as a claim under section 14(a) of the Exchange Act alleging that PG&E Corporation’s and the Utility’s 2017 proxy statement contained misrepresentations regarding the companies’ risk management and safety programs. On October 15, 2018, PG&E Corporation filed a motion to stay the litigation. Prior to the scheduled hearing on this motion, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of the Chapter 11 Cases, as discussed below. On December 14, 2020, the court entered a stipulation and order to substitute the trustee for the Fire Victim Trust as the plaintiff. On March 10, 2021, the court granted the parties’ stipulation to voluntarily dismiss the action without prejudice.

On October 23, 2018, a fourth purported derivative lawsuit, entitled City of Warren Police and Fire Retirement System v. Chew, et al., was filed in San Francisco County Superior Court, alleging claims for breach of fiduciary duty, corporate waste and unjust enrichment. It named as defendants certain then-current and former members of the Board of Directors and certain then-current and former officers of PG&E Corporation, and named PG&E Corporation as a nominal defendant. The matter was consolidated with In Re California North Bay Fire Derivative Litigation on December 3, 2018. The plaintiff voluntarily dismissed this matter without prejudice on January 23, 2019.

On November 21, 2018, a fifth purported derivative lawsuit, entitled Williams v. Earley, Jr., et al. (now captioned Trotter v. Earley, et al.), was filed in federal court in San Francisco, alleging claims identical to those alleged in the Oklahoma Firefighters Pension and Retirement System v. Chew, et al. lawsuit listed above against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. This lawsuit includes allegations related to the 2017 Northern California wildfires and the 2018 Camp fire. This action was stayed by stipulation of the parties and order of the court on December 21, 2018, subject to resolution of the pending securities class action. On January 7, 2021, the court entered a stipulation and order to substitute the trustee for the Fire Victim Trust as the plaintiff. On March 3, 2021, the court granted the parties’ stipulation to voluntarily dismiss the action without prejudice.

On December 24, 2018, a sixth purported derivative lawsuit, entitled Bowlinger v. Chew, et al. (now captioned Trotter v. Chew, et al.), was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. On February 5, 2019, the plaintiff filed a response to the notice asserting that the automatic stay did not apply to his claims. PG&E Corporation and the Utility accordingly filed a Motion to Enforce the Automatic Stay with the Bankruptcy Court as to the Bowlinger action, which was granted. On November 5, 2020, the court entered a stipulation and order to substitute the trustee for the Fire Victim Trust as the plaintiff. On February 24, 2021, the trustee filed an amended complaint, which was amended on March 24, 2021 to correct certain procedural flaws, alleging two causes of action for breach of fiduciary duty against certain former officers and directors. The first cause of action alleges breaches of fiduciary duty in connection with the 2017 Northern California wildfires, and the second cause of action alleges breaches of fiduciary duty in connection with the 2018 Camp fire. PG&E Corporation and the Utility are no longer named as nominal defendants. A case management conference was held on March 18, 2021. On March 30, 2021, this action was consolidated with In Re California North Bay Fire Derivative Litigation. A hearing on the defendants’ demurrer and a further case management conference are scheduled for July 15, 2021. Trial is set for June 27, 2022.

On January 25, 2019, a seventh purported derivative lawsuit, entitled Hagberg v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. A case management conference is set for July 7, 2021.

On January 28, 2019, an eighth purported derivative lawsuit, entitled Blackburn v. Meserve, et al. (now captioned Trotter v. Meserve, et al.), was filed in federal court alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with the 2017 Northern California wildfires and the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation as a nominal defendant. On January 8, 2021, the court entered a stipulation and order to substitute the trustee for the Fire Victim Trust as the plaintiff. On March 10, 2021, the court granted the parties’ stipulation to voluntarily dismiss the action without prejudice.

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

The above purported derivative lawsuits were brought against the named defendants on behalf of PG&E Corporation or the Utility. As a result of the assignment of these claims to the Fire Victim Trust, any recovery based on these claims would be paid to the Fire Victim Trust. Any such recovery is limited to the extent of any director and officer insurance policy proceeds paid by any insurance carrier to reimburse PG&E Corporation or the Utility for amounts paid pursuant to their indemnification obligations in connection with such causes of action.

Securities Class Action Litigation

Wildfire-Related Class Action

In June 2018, two purported securities class actions were filed in the United States District Court for the Northern District of California, naming PG&E Corporation and certain of its then-current and former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al., respectively.  The complaints alleged material misrepresentations and omissions related to, among other things, vegetation management and transmission line safety in various PG&E Corporation public disclosures. The complaints asserted claims under section 10(b) and section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, interest, attorneys’ fees and other costs. Both complaints identified a proposed class period of April 29, 2015 to June 8, 2018. On September 10, 2018, the court consolidated both cases, and the litigation is now denominated In re PG&E Corporation Securities Litigation. The court also appointed the Public Employees Retirement Association of New Mexico (“PERA”) as lead plaintiff. The plaintiff filed a consolidated amended complaint on November 9, 2018. After the plaintiff requested leave to amend its complaint to add allegations regarding the 2018 Camp fire, the plaintiff filed a second amended consolidated complaint on December 14, 2018.

Due to the commencement of the Chapter 11 Cases, the proceedings were automatically stayed as to PG&E Corporation and the Utility. On February 15, 2019, PG&E Corporation and the Utility filed a complaint in Bankruptcy Court against the plaintiff seeking preliminary and permanent injunctive relief to extend the stay to the claims alleged against the individual officer defendants.

On February 22, 2019, a third purported securities class action was filed in the United States District Court for the Northern District of California, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint names as defendants certain then-current and former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility is named as a defendant. The complaint alleges material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. The complaint asserts claims under section 11 and section 15 of the Securities Act, and seeks unspecified monetary relief, attorneys’ fees and other costs, and injunctive relief. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. The securities actions have been enjoined as to PG&E Corporation and the Utility pursuant to the Plan with such claims to be resolved by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Cases.

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

While PG&E Corporation and the Utility believe they have defenses to the Subordinated Claims, as well as insurance coverage that may be available with respect to the Subordinated Claims, these defenses may not prevail and any such insurance coverage may not be adequate to cover the full amount of the allowed claims. In that case, PG&E Corporation and the Utility will be required, pursuant to the Plan, to satisfy such claims as follows:

•each holder of an allowed HoldCo Rescission or Damage Claim will receive a number of shares of common stock of PG&E Corporation equal to such holder’s HoldCo Rescission or Damage Claim Share (as such term is defined in the Plan); and

•each holder of an allowed Subordinated Debt Claim will receive payment in full in cash.

PG&E Corporation and the Utility have been engaged in settlement efforts with respect to the Subordinated Claims. If the Subordinated Claims are not settled (with any such resolution being subject to the approval of the Bankruptcy Court), PG&E Corporation and the Utility expect that the Subordinated Claims will be resolved by the Bankruptcy Court in the claims reconciliation process and treated as described above under the Plan. Under the Plan, after the Effective Date, PG&E Corporation and the Utility have the authority to compromise, settle, object to, or otherwise resolve proofs of claim, and the Bankruptcy Court retains jurisdiction to hear disputes arising in connection with disputed claims. With respect to the Subordinated Claims, the claims reconciliation process may include litigation of the merits of such claims, including the filing of motions, fact discovery, and expert discovery. The total number and amount of allowed Subordinated Claims, if any, was not determined at the Effective Date. To the extent any such claims are allowed, the total amount of such claims could be material, and therefore could result in (a) the issuance of a material number of shares of common stock of PG&E Corporation with respect to allowed HoldCo Rescission or Damage Claims, or (b) the payment of a material amount of cash with respect to allowed Subordinated Debt Claims. There can be no assurance that such claims will not have a material adverse impact on PG&E Corporation’s and the Utility’s business, financial condition, results of operations, and cash flows.

Further, if shares are issued in respect of allowed HoldCo Rescission or Damage Claims, it may be determined that under the Plan, the Fire Victim Trust should receive additional shares of common stock of PG&E Corporation (assuming, for this purpose, that shares issued in respect of the HoldCo Rescission or Damage Claims were issued on the Effective Date).

The named plaintiffs in the consolidated securities actions filed proofs of claim with the Bankruptcy Court on or before the bar date that reflect their securities litigation claims against PG&E Corporation and the Utility. On December 9, 2019, the lead plaintiff in the consolidated securities actions filed a motion seeking approval from the Bankruptcy Court to treat its proof of claim as a class proof of claim. On February 27, 2020, the Bankruptcy Court issued an order denying the motion, but extending the bar date for putative class members to file proofs of claim until April 16, 2020. On March 6, 2020, the lead plaintiff filed a notice of appeal regarding the denial of its motion. On March 8, 2021, the District Court issued an order dismissing the appeal.

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. The merits of the appeal are fully briefed. On February 16, 2021, the Committee of Tort Claimants filed a motion to dismiss PERA’s appeal. On March 9, 2021, PERA filed its opposition to the motion to dismiss, and on March 16, 2021, PG&E Corporation and the Utility filed a statement with respect to the motion to dismiss. The motion is scheduled to be heard on May 13, 2021.

On September 1, 2020, PG&E Corporation and the Utility filed a motion (the “Securities Claims Procedures Motion”) with the Bankruptcy Court to approve procedures to help facilitate the resolution of the Subordinated Claims. The motion, among other things, requested approval of procedures which allow PG&E Corporation and the Utility to collect certain trading information with respect to the Subordinated Claims, to engage in an alternative dispute resolution process for resolving disputed Subordinated Claims, and to file certain omnibus claim objections with respect to the Subordinated Claims. PERA and a number of other parties filed objections to the Securities Claims Procedures Motion.

On September 28, 2020, PERA filed a second motion under Bankruptcy Rule 7023 requesting that the Bankruptcy Court allow PERA to file a class proof of claim on behalf of the holders of Subordinated Claims (the “Renewed 7023 Motion”) seeking to position its motion as an alternative to the Securities Claims Procedures Motion. On December 4, 2020, the Bankruptcy Court issued an oral decision approving PG&E Corporation’s and the Utility’s Securities Claims Procedures Motion and denying PERA’s Renewed 7023 Motion. On January 25, 2021, the Bankruptcy Court entered an order granting the Securities Claims Procedures Motion. On January 26, 2021, the Bankruptcy Court entered a written order denying the Renewed 7023 Motion.

PG&E Corporation and the Utility have been working to resolve the Subordinated Claims in accordance with the procedures approved by the Bankruptcy Court, including by requesting information from Subordinated Claimants. On March 17, 2021, pursuant to the Securities Claims Procedures, PG&E Corporation and the Utility filed in the Bankruptcy Court certain omnibus objections to certain of the Subordinated Claims. On April 26, 2021, the Bankruptcy Court entered orders disallowing and expunging the Subordinated Claims that were the subject of two of the three omnibus objections, and certain Subordinated Claims with respect to the third omnibus objection. The remaining Subordinated Claims in the third omnibus objection are subject to additional briefing.

De-energization Class Action

On October 25, 2019, a purported securities class action was filed in the United States District Court for the Northern District of California, entitled Vataj v. Johnson et al. The complaint named as defendants a then-current director and certain then-current and former officers of PG&E Corporation. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint alleged materially false and misleading statements regarding PG&E Corporation’s wildfire prevention and safety protocols and policies, including regarding the Utility’s public safety power shutoffs, that allegedly resulted in losses and damages to holders of PG&E Corporation’s securities. The complaint asserted claims under section 10(b) and section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, attorneys’ fees and other costs. On February 3, 2020, the District Court granted a stipulation appointing Iron Workers Local 580 Joint Funds, Ironworkers Locals 40, 361 & 417 Union Security Funds and Robert Allustiarti co-lead plaintiffs and approving the selection of the plaintiffs’ counsel, and further ordered the parties to submit a proposed schedule by February 13, 2020.

On April 17, 2020, the plaintiffs filed an amended complaint asserting the same claims. The amended complaint added PG&E Corporation and a current officer of PG&E Corporation as defendants, and no longer asserts claims against certain current and former officers of PG&E Corporation previously named in the action.

On May 15, 2020, the officer defendants filed their motion to dismiss in Vataj. On June 19, 2020, the lead plaintiff filed its opposition to the motion to dismiss. On July 10, 2020 the officer defendants filed their reply. In October 2020, the parties reached a settlement agreement in principle, and on October 29, 2020, filed a joint notice of settlement, informing the District Court that they have agreed in principle to settle the matter.

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

The settlement is subject to the District Court’s approval and its terms may change as a result of the settlement approval process. The preliminary settlement approval hearing was held on March 11, 2021, where the District Court requested certain supplemental filings, which the parties filed on March 18, 2021. On April 20, 2021, the District Court granted the motion for preliminary approval of the settlement. On April 27, 2021, the parties requested September 7, 2021 for the final fairness and approval hearing. If the District Court approves the settlement and enters a judgment substantially in the form requested by the parties, the settlement will become effective when certain conditions specified in the settlement stipulation are satisfied, including the expiration of any right to appeal the judgment.

Indemnification Obligations and Directors’ and Officers’ Insurance Coverage

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations extend to the claims asserted against certain directors and officers in the securities class actions and in the litigation matters enumerated above in Note 10 under the heading, “Wildfire-Related Derivative Litigation.” PG&E Corporation and the Utility maintain directors’ and officers’ insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the litigation matters enumerated in Note 10 above under the headings “Wildfire-Related Securities Litigation” and “Wildfire-Related Derivative Litigation,” and are in arbitration with the carriers regarding, among other things, the applicability of multiple years of directors’ and officers’ insurance policies to those matters. Recovery under the directors’ and officers’ insurance policies in one such litigation matter may impact the directors’ and officers’ insurance proceeds available in the other matters.

On March 17, 2021, the trustee for the Fire Victim Trust filed a lawsuit entitled, Trotter v. PG&E Corporation, et al., in San Francisco Superior Court, seeking, among other things, a declaration that the trustee for the Fire Victim Trust be permitted to participate in the arbitration with the carriers. The trustee named PG&E Corporation, the Utility, and the insurance carriers as defendants. On March 25, 2021, PG&E Corporation and the Utility removed the action to the Bankruptcy Court. On March 29, 2021, the Fire Victim Trust made a motion to remand the lawsuit back to state court, which the Bankruptcy Court denied on April 20, 2021.

PG&E Corporation and the Utility additionally have potential indemnification obligations to the underwriters for the Utility’s note offerings, pursuant to the underwriting agreements associated with those offerings. PG&E Corporation’s and the Utility’s indemnification obligations to the officers, directors and underwriters may be limited or affected by the Chapter 11 Cases, among other things.

The extent of PG&E Corporation’s and the Utility’s recovery of the directors’ and officers’ insurance proceeds could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

Following the 2019 Kincade fire, the Sonoma County District Attorney’s Office opened a criminal investigation of the 2019 Kincade fire. On April 6, 2021, the Sonoma County District Attorney’s office filed a criminal complaint (the “Complaint”) against the Utility related to the 2019 Kincade fire. For more information see “2019 Kincade Fire” above.

On March 22, 2021, Cal Fire issued a press release with its determination that the 2020 Zogg fire was caused by a pine tree contacting electrical facilities owned and operated by the Utility located north of the community of Igo. Cal Fire also indicated that its investigative report has been forwarded to the Shasta County District Attorney’s Office, which is investigating the matter. For more information, see “2020 Zogg Fire” above.

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

Electric utility companies that draw from the Wildfire Fund will only be required to repay amounts that are determined by the CPUC in an application for cost recovery not to be just and reasonable, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $2.7 billion based on 2020 equity rate base, and is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable will not need to be repaid to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

The Utility is required to attain a safety certification from the CPUC every 12 months, which will be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to section 8389(e) of the Public Utilities Code, added by AB 1054. On January 14, 2021, the WSD approved the Utility’s 2020 application and issued the Utility’s 2020 Safety Certification pursuant to the requirements of AB 1054. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. The 2020 Safety Certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. On January 26, 2021, TURN filed with the CPUC a request for review of WSD’s issuance of the safety certification, which the CPUC declined to provide on April 14, 2021.

The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the Department of Water Resources charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by California’s three large electric IOUs for at least a 10 year period. For more information regarding contributions to the Wildfire Fund, see Note 3 above.

The Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than expected, including as a result of claims made by California’s other participating electric utility companies. The Wildfire Fund is available to pay for the Utility’s eligible claims arising as of July 12, 2019, the effective date of AB 1054, subject to a limit of 40% of the amount of such claims arising between the effective date of AB 1054 and the Utility’s emergence from Chapter 11. The 40% limit does not apply to eligible claims that arise after the Utility’s emergence from Chapter 11. The Wildfire Fund is additionally limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to section 3293 of the Public Utilities Code, added by AB 1054.

AB 1054 also provides that the first $5.0 billion expended in the aggregate by California’s three large electric IOUs on fire risk mitigation capital expenditures included in their respective approved WMPs will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures were allocated among the IOUs in accordance with their Wildfire Fund allocation metrics. The Utility’s allocation is $3.21 billion. For more information on the Wildfire Fund allocation metrics, see Note 3 above. AB 1054 contemplates that such capital expenditures may be securitized through a customer charge.

For more information see “Regulatory Recovery” above, Note 3 above and Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

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

CPUC and FERC Matters

Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire

On June 27, 2019, the CPUC issued the Wildfires OII to determine whether the Utility “violated any provision(s) of the California Public Utilities Code, Commission General Orders or decisions, or other applicable rules or requirements pertaining to the maintenance and operation of its electric facilities that were involved in igniting fires in its service territory in 2017.” On December 5, 2019, the assigned commissioner issued a second amended scoping memo and ruling that amended the scope of issues to be considered in this proceeding to include the 2018 Camp fire.

As previously disclosed, on December 17, 2019, the Utility, the SED of the CPUC, the CPUC’s OSA, and CUE jointly submitted to the CPUC a proposed settlement agreement in connection with this proceeding and jointly moved for its approval. The settlement agreement became effective on the Effective Date.

Pursuant to the settlement agreement, the Utility agreed to (i) not seek rate recovery of wildfire-related expenses and capital expenditures in future applications in the amount of $1.625 billion, as specified below, and (ii) incur costs of $50 million in shareholder-funded system enhancement initiatives as described further in the settlement agreement. The amounts set forth in the table below include actual recorded costs and forecasted cost estimates as of the date of the settlement agreement for expenses and capital expenditures which the Utility has incurred or planned to incur to comply with its legal obligations to provide safe and reliable service. While actual costs incurred for certain cost categories are different than what was assumed in the settlement agreement, the Utility has recorded $1.625 billion of the disallowed costs through March 31, 2021.

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

On April 20, 2020, the assigned commissioner issued a Decision Different adopting, with changes, the proposed modifications set forth in the request for review. The Decision Different (i) increases the amount of disallowed wildfire expenditures by $198 million (as set forth in the POD); (ii) increases the amount of shareholder funding for System Enhancement Initiatives by $64 million (as set forth in the POD); (iii) imposes a $200 million fine but permanently suspends payment of the fine; and (iii) limits the tax savings that must be returned to customers to those savings generated by disallowed operating expenditures. The Decision Different also denies all pending appeals of the POD and denies, in part, the Utility’s motion requesting other relief. On April 30, 2020, the Utility submitted its comments on the Decision Different to the CPUC, accepting the modifications. The CPUC approved the Decision Different on May 7, 2020.

As it relates to the additional $198 million in disallowed costs as adopted in the Decision Different, the Utility has recorded cumulative charges of $172 million primarily in WMPMA through March 31, 2021 and intends to record the remaining charges of $26 million by the end of 2021.

On June 8, 2020, two parties filed separate applications for rehearing, the purpose of which was to challenge the CPUC’s approval of the settlement agreement, as modified. On June 23, 2020, the Utility and CUE filed a joint response opposing the applications for rehearing. On December 3, 2020, the CPUC issued a decision denying the application for rehearing. On January 4, 2021, one party filed a petition for review of the CPUC decision with the California court of appeals. Responses to the petition were submitted on March 25, 2021. The Utility is unable to predict the timing and outcome of the petition.

Transmission Owner Rate Case Revenue Subject to Refund

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect in rates in the TO rate case. The FERC typically authorizes the Utility to charge new rates based on the requested revenue requirement, subject to refund, before the FERC has issued a final decision. The Utility bills and records revenue based on the amounts requested in its rate case filing and records a reserve for its estimate of the amounts that are probable of refund. Rates subject to refund went into effect on March 1, 2017, March 1, 2018, and May 1, 2019 for TO18, the TO rate case for 2018 (“TO19”), and the TO rate case for 2019 (“TO20”), respectively.

On October 1, 2018, the ALJ issued an initial decision in the TO18 rate case and the Utility filed initial briefs on October 31, 2018, in response to the ALJ’s recommendations. On October 15, 2020, the FERC issued an order that affirmed in part and reversed in part the initial decision. The order reopens the record for the limited purpose of allowing parties an opportunity to present written evidence concerning the FERC’s revised ROE methodology adopted in the FERC Opinion No. 569-A, issued on May 21, 2020. Initial briefs were filed on December 14, 2020 and reply briefs were filed on February 12, 2021. In addition, the order addresses a number of other issues including: (1) approving depreciation rates that yield an estimated composite depreciation rate of 2.94% compared to the Utility’s request of 3.25%; (2) reducing forecasted capital, operations and maintenance, and cost of debt expense to actual costs incurred for the rate case period; and (3) upholding the initial decision’s rejection of the Utility’s direct assignment of common plant to transmission and requiring the allocation of all common plant between CPUC and FERC jurisdiction be based on operating and maintenance labor ratios. On the direct assignment issue, applying labor ratios to certain common plant would result in an allocation of 6.15% of common plant to FERC in comparison to 8.84% under the Utility’s direct assignment method. The Utility filed a request for rehearing of certain aspects of the order, which was denied by the FERC on December 17, 2020. The Utility filed a petition for review of the order on February 11, 2021 in the District of Columbia Court of Appeals, and a separate petition for review was jointly filed the same day by two other parties in the Ninth Circuit Court of Appeals. The District of Columbia Court of Appeals and the Ninth Circuit Court of Appeals have issued orders holding the appeals in abeyance until July 14, 2021 and June 30, 2021, respectively, so that the FERC has time to issue a substantive order on rehearing. The ultimate outcome on appeal of certain items for which the Utility requested rehearing could also impact the revenues recorded for the TO19 and TO20 periods. On April 15, 2021, the FERC issued an order denying the Utility’s request for rehearing and granting the request for rehearing of two parties regarding the impact of the Tax Act on TO18 rates in January and February 2018. The Utility may seek rehearing of the FERC’s reversal on the applicability of the Tax Act on TO18 rates which may affect the timing for judicial review of the FERC order on the Utility’s request for rehearing.

As a result of the FERC’s April 15, 2021 order denying rehearing on the common plant allocation, the Utility increased its Regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the first quarter of 2021 by approximately $270 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility has recorded approximately $150 million to Regulatory assets.

On September 21, 2018, the Utility filed an all-party settlement with the FERC, which was approved by the FERC on December 20, 2018, in connection with TO19. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon issuance of a final unappealable decision in the TO18 proceeding.

On December 30, 2020, the FERC approved an all-party settlement agreement in connection with TO20. The TO20 settlement resolved all issues of the Utility’s formula rate. However, some of the formula rate issues are contingent on the outcome of TO18, including the allocation of costs related to common, general and intangible plant. The settlement provides that the formula rate will remain in effect through December 31, 2023. The Utility is required to make a successor rate filing in 2023 which would go into effect on January 1, 2024.

CEMA Interim Rate Relief Subject to Refund

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

On April 25, 2019, the CPUC approved the Utility’s request for interim rate relief, allowing for recovery of $373 million of costs as requested by the Utility at that time. The interim rate relief was implemented on October 1, 2019. Costs included in the interim rate relief are subject to audit and refund. On August 7, 2019, the Utility filed a revised application, revised testimony and revised workpapers, reflecting a new revenue requirement request of $669 million, pursuant to a CPUC ruling allowing these changes.

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

On January 4, 2021, the independent audit of all vegetation management costs commenced, and the final audit report is expected in early July 2021.

On January 8, 2021, the Utility filed a revised application updating the revenue requirement to include an additional $5.6 million of tree mortality costs and the cost of hiring an independent auditor.

The Utility is unable to predict the timing and outcome of this application.

WMCE Interim Rate Relief Subject to Refund

On September 30, 2020, the Utility filed an application with the CPUC requesting cost recovery of recorded expenditures related to wildfire mitigation, certain catastrophic events, and a number of other activities (the “WMCE application”). The recorded expenditures, which exclude amounts disallowed as a result of the CPUC’s decision in the OII into the 2017 Northern California Wildfires and the 2018 Camp fire, consist of $1.18 billion in expense and $801 million in capital expenditures, resulting in a proposed revenue requirement of approximately $1.28 billion.

The costs addressed in the WMCE application cover activities mainly during the years 2017 to 2019 and are incremental to those previously authorized in the Utility’s 2017 GRC and other proceedings. The majority of costs addressed in this application reflect work necessary to mitigate wildfire risk and to respond to catastrophic events occurring during the years 2017 to 2019. The Utility’s requested revenue includes amounts for the FHPMA of $293 million, the FRMMA and the WMPMA of $740 million, and the CEMA of $251 million. The requested revenue for CEMA costs reflected in the application include the Utility’s costs incurred responding to ten catastrophic events.

Given the CPUC’s prior approval of $447 million in interim rate relief (which includes interest), the Utility proposed to recover the remaining $868 million revenue requirement, including interest, over a one-year period (following the conclusion of interim rate relief recovery). Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief of $447 million being subject to refund.

Intervenors’ testimony was served on April 14, 2021 and the Utility’s rebuttal testimony is due on April 30, 2021. The scoping memo and ruling for the proceeding calls for a PD to be issued in September 2021.

The Utility is unable to predict the outcome of this application. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs included in this application.

For more information regarding the FHPMA, the FRMMA, the WMPMA, and the CEMA memorandum accounts, see Note 4 above and the 2020 Form 10-K.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters”) totaled $134 million and $144 million at March 31, 2021 and December 31, 2020, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

On January 21, 2020, PG&E Corporation and the Utility filed a motion to dismiss the complaint or in the alternative strike the class action allegations. On March 30, 2020, the Bankruptcy Court granted the Utility’s motion to dismiss this class action because the plaintiff’s class action claims are preempted as a matter of law by the CPUC code. On April 3, 2020, the Bankruptcy Court entered an order dismissing the action without leave to amend.

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. The appellant’s opening brief is due by June 24, 2021, and PG&E Corporation’s and the Utility’s opposition brief is due by July 26, 2021. The appellants’ reply brief is due 21 days after the opposition brief is filed.

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

On July 31, 2020, the Utility filed an application seeking recovery of revenue requirements on the $512 million of capital expenditures retroactive to January 1, 2015. On October 16, 2020, the assigned commissioner issued a scoping memo establishing the scope and schedule for the proceeding. On January 20, 2021, the Utility provided supplemental testimony and supporting working papers addressing the reasonableness of the capital expenditures. Intervenors testimony was served on April 7, 2021 and the Utility’s rebuttal testimony is due on May 5, 2021. The scoping memo calls for the issuance of a PD in the fourth quarter of 2021.

On November 10, 2020, the Utility filed a motion seeking approximately $100 million in interim rates, assuming the CPUC reaches a final decision in this matter in late 2021 or early 2022. The CPUC has not yet ruled upon the Utility’s motion.

The Utility is unable to determine the timing and outcome of this proceeding.

CZU Lightning Complex Fire Notices of Violation

Several governmental entities have raised concerns regarding the Utility’s emergency response to the 2020 CZU Lightning Complex fire, including Cal Fire alleging violations of Public Resource Code sections related to timber harvest regulations and Forest Practice Rules, the California Coastal Commission alleging violations of the Coastal Act related to unpermitted development in the coastal zone, the Central Coast Regional Water Quality Control Board alleging unpermitted discharge to waters, and the Santa Cruz County Board of Supervisors adopting a resolution to file a complaint with the CPUC. The concerns include potential environmental impacts related to erosion and sedimentation from hazard tree removal and access road use, work in sensitive habitats, and the management of wood debris. The Coastal Commission issued a Notice of Violation letter to the Utility on November 20, 2020, the Central Coast Regional Water Quality Control Board issued a Notice of Violation letter on December 15, 2020, Cal Fire has issued six Notices of Violation through April 7, 2021, and Santa Cruz County filed a complaint with the CPUC on January 25, 2021. The Utility continues to work with all agencies, as well as Santa Cruz County, to resolve any outstanding issues. Santa Cruz County has agreed to extend the deadline for the Utility to answer the complaint and file a motion to dismiss to April 29, 2021, so the parties can discuss settlement opportunities.

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

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is comprised of the following:

	Balance at
(in millions)	March 31, 2021	December 31, 2020
Topock natural gas compressor station	$298	$303
Hinkley natural gas compressor station	130	132
Former manufactured gas plant sites owned by the Utility or third parties (1)	693	659
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	116	111
Fossil fuel-fired generation facilities and sites (3)	76	96
Total environmental remediation liability	$1,313	$1,301

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

The Utility’s environmental remediation liability at March 31, 2021, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. At March 31, 2021, the Utility expected to recover $1,017 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

For more information, see remediation site descriptions below and see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $220 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSM, where 90% of the costs are recovered in rates.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $436 million if the extent of contamination or necessary remediation at currently identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $59 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. The Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $44 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon. For Humboldt Bay Unit 3, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages. NEIL also provides coverage for damages caused by acts of terrorism at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $42 million.  If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $4 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

Diablo Canyon Outages

Diablo Canyon Unit 2 has experienced five outages between July 2020 and April 2021, each due or related to malfunctions within the main generator associated with excessive vibrations. Additional inspections and replacement of a redesigned component of the generator occurred during Unit 2’s planned spring 2021 refueling outage. The affected component is part of the secondary system and does not involve a risk of release of radioactive material into the environment. The Utility is working with the vendor that supplied the affected component to understand the root cause and to develop appropriate corrective actions.

If additional shutdowns occur in the future, the Utility may incur incremental costs or forgo additional power market revenues. The Utility will also be subject to a review of the reasonableness of its actions before the CPUC.

Diablo Canyon carries property damage and outage insurance issued by NEIL and EMANI.

The Utility is unable to reasonably estimate the occurrence or length of future outages, the cost to repair the generator, the loss of power market revenues, or the results of a reasonableness review by the CPUC.

Tax Matters

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by section 382 of the Internal Revenue Code.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. At December 31, 2020, the Utility had undiscounted future expected obligations of approximately $35 billion. (See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.)

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

Pursuant to the terms of the Agreement, concurrent with the Landlord’s acquisition of the building, on October 23, 2020, the Utility and the Landlord entered into the Lease, and the Utility issued to Landlord (i) an option payment letter of credit in the amount of $75 million on or before the Lease Date (as defined in the Agreement and the Lease Agreement), and (ii) a lease security letter of credit in the amount of $75 million.

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

In connection with entry into the Agreement, the Utility intends to sell its current office space generally located at 77 Beale Street, 215 Market Street, 245 Market Street and 50 Main Street, San Francisco, California 94105, and associated properties owned by the Utility (“SFGO”). Any sale of the SFGO would be subject to approval by the CPUC. On September 30, 2020, the Utility filed an application with the CPUC seeking authorization to sell the SFGO. On April 21, 2021, the Utility entered into a settlement agreement with certain other parties and submitted the settlement agreement to the CPUC for approval. Under the settlement, the parties agree that (1) the Utility’s headquarters strategy, including the move to Oakland, the sale of SFGO, and the terms of the agreement to lease and the option to purchase the Lakeside Building, is reasonable, (2) all of the gain on sale of SFGO will be returned to customers over five years, beginning in 2022, and (3) the SFGO sale terms and the costs associated with the Utility’s move to the Lakeside Building and development will be considered at later stages of the proceeding and through the CPUC’s advice letter process.

At March 31, 2021, the Lease Agreement had no impact on PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

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

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s separate Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.  It also should be read in conjunction with the 2020 Form 10-K.

Tax Matters

PG&E Corporation expects to have a U.S. federal net operating loss carryforward of approximately $28.1 billion and California net operating loss carryforward of $26.2 billion at the end of 2021.

Under section 382 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date without approval by the Board of Directors (the “Ownership Restrictions”). As discussed below under “Update on Ownership Restrictions in PG&E Corporation’s Amended Articles,” the calculation of the Percentage Ownership (as defined in the Amended Articles) may differ depending on whether the Fire Victim Trust is treated as a qualified settlement trust or grantor trust. As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by section 382 of the Internal Revenue Code.

In addition, the tax deduction recorded reflects PG&E Corporation’s conclusion as of March 31, 2021 that it is more likely than not that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal income tax purposes, in which case the corresponding tax deduction occurred at the time transfers of cash and other property (including PG&E Corporation common stock) were made to the Fire Victim Trust. In January 2021, PG&E Corporation received an IRS ruling that states the Utility is eligible to make a grantor trust election for U.S. federal income tax purposes with respect to the Fire Victim Trust and addressed certain, but not all, related issues. PG&E Corporation believes benefits associated with “grantor trust” treatment, including, a potentially larger tax deduction related to the proceeds realized by the Fire Victim Trust from the sale of shares contributed to the Fire Victim Trust, could be realized, but only if PG&E Corporation and the Fire Victim Trust can meet certain requirements of the Internal Revenue Code and Treasury Regulations thereunder, relating to sales of PG&E Corporation common stock. PG&E Corporation expects to elect grantor trust treatment if it is able to enter into a definitive agreement regarding the same with the Fire Victim Trust. On April 28, 2021, the Bankruptcy Court issued an oral ruling that it would approve the material terms of an agreement between PG&E Corporation, the Utility, and the Fire Victim Trust that supports the election of the grantor trust treatment. There can be no assurance that the parties will execute a definitive agreement or that PG&E Corporation will be able to avail itself of the benefits of a grantor trust election.

At December 31, 2020, PG&E Corporation’s Consolidated Financial Statements reflect “qualified settlement fund” treatment. If PG&E Corporation were to make a “grantor trust” election for the Fire Victim Trust, the Utility’s tax deduction will occur instead at the time the Fire Victim Trust pays the fire victims and will be impacted by the price at which the Fire Victim Trust sells the shares. Therefore, $5.4 billion of cash and $4.54 billion of PG&E Corporation common stock, in the aggregate $10.0 billion that was transferred to the Fire Victim Trust in 2020 will not be deductible for tax purposes until the trust pays the fire victims. Consequently, PG&E Corporation’s net operating loss will decrease by approximately $10.0 billion. In addition, there will be a $1.3 billion charge, net of tax, decreasing net deferred tax assets by $1.3 billion on its Consolidated Financial Statements for activity through December 31, 2020. PG&E Corporation will subsequently recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells the shares. The value of the deduction may be materially different than the value of the deduction if the Fire Victim Trust were to be treated as a “qualified settlement fund.”

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

The Plan contemplates that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal and state income tax purposes, subject to PG&E Corporation’s ability to elect to treat the Fire Victim Trust as a “grantor trust” for U.S. federal and state income tax purposes instead. Based on the facts known to date, PG&E Corporation believes the “grantor trust” treatment would be favorable for U.S. federal and state income tax purposes. (See “Tax Matters” above for more information.)

If PG&E Corporation were to make a “grantor trust” election with respect to the Fire Victim Trust, then any shares owned by the Fire Victim Trust would effectively be excluded from the total number of outstanding equity securities when calculating a person’s percentage ownership for purposes of the 4.75% ownership limitation in the Amended Articles. For example, although PG&E Corporation had 1,985,105,703 shares outstanding as of April 26, 2021, only 1,507,362,113 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust) would count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and assuming the Fire Victim Trust has not sold any shares of PG&E Corporation common stock, a person’s effective percentage ownership limitation for purposes of the Amended Articles would be 3.6%. As of April 26, 2021, to the knowledge of PG&E Corporation, the Fire Victim Trust had not sold any shares of PG&E Corporation common stock.

Summary of Changes in Net Income and Earnings per Share

PG&E Corporation’s net income was $120 million for the three months ended March 31, 2021, compared to $371 million in the same period in 2020. In the three months ended March 31, 2021, PG&E Corporation recognized additional base revenues authorized in the 2020 GRC and 2019 GT&S rate cases, as compared to the same period in 2020. This increase was partially offset by wildfire-related claims, net of insurance recoveries of $172 million associated with the 2019 Kincade fire and the 2020 Zogg fire for the three months ended March 31, 2021, with no similar charge in the same period of 2020. Additionally, PG&E Corporation recognized $119 million in wildfire fund amortization and accretion expense for the three months ended March 31, 2021, with no similar charge in the same period during 2020.

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

•The Uncertainties Regarding the Impact of Public Safety Power Shutoffs. The Utility’s wildfire risk mitigation initiatives involve substantial and ongoing expenditures and could involve other costs. The extent to which the Utility will be able to recover these expenditures and potential other costs through rates is uncertain. The PSPS program, one of the Utility’s wildfire risk mitigation initiatives outlined in the 2019 WMP and included in the 2020-2022 WMP, has been the subject of significant scrutiny and criticism by various stakeholders, including the California governor, the CPUC and the court overseeing the Utility’s probation. On November 12, 2019, the CPUC issued an order to show cause against the Utility related to implementation of the October 2019 PSPS events, and on November 13, 2019, the CPUC instituted an OII to examine California’s IOUs’ late 2019 PSPS events and to consider enforcement actions. TURN, as an intervenor in the OII to Examine the Late 2019 Public Safety Power Shutoff Events, and Cal Advocates, as an intervenor in the Order to Show Cause Against the Utility Related to Implementation of the October 2019 PSPS Events, each proposed significant financial penalties. If adopted by the CPUC, such penalties could be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. The PSPS program has had an adverse impact on PG&E Corporation’s and the Utility’s reputation with customers, regulators and policymakers and future PSPS events may increase these negative perceptions. In addition to the 2019 PSPS events, the Utility initiated several PSPS events in the third and fourth quarters of 2020 and one in January 2021 and expects that additional PSPS events will be necessary in future years. (See “OII to Examine the Late 2019 Public Safety Power Shutoff Events” and “OIR to Examine Electric Utility De-energization of Power Lines in Dangerous Conditions” in “Regulatory Matters” below.)

•The Costs and Execution of Other Wildfire Mitigation Efforts. In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires, the spread of wildfires should they occur and the impact of PSPS events. PG&E Corporation and the Utility incurred approximately $2.6 billion in connection with the 2019 WMP and incurred approximately $3.4 billion through March 31, 2021 in connection with the 2020-2022 WMP. Although the Utility may seek cost recovery for certain of these expenses and capital expenditures, the Utility has agreed in the Wildfires OII not to seek rate recovery of certain wildfire-related expenses and capital expenditures that it has incurred or will incur in the amount of $1.823 billion in future applications.

The Utility is subject to a number of legal and regulatory requirements related to its wildfire mitigation efforts, which require periodic inspections of electric assets and ongoing reporting related to this work. Although the Utility believes that it has complied substantially with these requirements, it is undertaking a review and has identified instances of noncompliance. The Utility intends to update the CPUC upon the completion of its review. The Utility could face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for the late inspections or other noncompliance related to wildfire mitigation efforts.

While PG&E Corporation and the Utility are committed to taking aggressive wildfire mitigation actions, if additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. For example, the Court overseeing the Utility’s probation in connection with the Utility’s federal criminal proceeding has imposed numerous obligations on the Utility related to its business and operations. The success of the Utility’s wildfire mitigation efforts depends on many factors, including on whether the Utility is able to retain or contract for the workforce necessary to execute its wildfire mitigation actions. (See “U.S. District Court Matters and Probation” and “Order Instituting Investigation into the 2017 Northern California Wildfires and the 2018 Camp Fire” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

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

•The Impact of the 2019 Kincade Fire. Claims related to the 2019 Kincade fire that were not satisfied in full as of the Effective Date were not discharged in connection with emerging from Chapter 11. On July 16, 2020, Cal Fire issued a press release stating that it had determined that “the Kincade fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E).” On April 6, 2021, the Sonoma County District Attorney’s Office, charged the Utility with 5 felonies and 28 misdemeanors in connection with the 2019 Kincade fire. Accordingly, if PG&E Corporation or the Utility were determined to be liable for the 2019 Kincade fire, such liabilities could be significant and could exceed or be excluded from the amounts available under applicable insurance policies or the Wildfire Fund under AB 1054, which could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. As of March 31, 2021, PG&E Corporation and the Utility had recorded a loss of $800 million for the 2019 Kincade fire (before available insurance), which amount corresponds to the lower end of the range of reasonably estimable probable losses, but does not include all categories of potential damages and losses. If the Utility were to be convicted of certain charges in the criminal complaint, the Utility could be subject to material fines, penalties, and restitution, as well as non-monetary remedies such as oversight requirements, and accordingly the Utility currently believes that, depending on which charges it were to be convicted of, its total losses associated with the 2019 Kincade fire would materially exceed the $800 million aggregate liability that PG&E Corporation and the Utility have recorded. If the liability for the 2019 Kincade fire were to exceed $1.0 billion, it is possible the Utility would be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount, subject to the 40% limitation on claims arising before emergence from bankruptcy and the other limitations and requirements under AB 1054. As of March 31, 2021, the Utility had also recorded an insurance receivable for $430 million. However, the Utility does not expect that any of its liability insurance would cover restitution payments ordered by the court presiding over the criminal proceeding. (See “2019 Kincade Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.)

•The Impact of the 2020 Zogg Fire. There were numerous wildfires in the Utility’s service territory during the 2020 wildfire season. If the Utility were alleged or determined to be a cause of one or more of these wildfires, this allegation or determination could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. On October 9, 2020 Cal Fire informed the Utility that it had taken possession of Utility equipment as part of Cal Fire’s ongoing investigation into the 2020 Zogg fire. On March 22, 2021, Cal Fire issued a press release with its determination that the 2020 Zogg fire was caused by a pine tree contacting electrical facilities. Cal Fire also indicated that its investigative report has been forwarded to the Shasta County District Attorney’s Office, which is investigating the matter. Accordingly, if PG&E Corporation or the Utility were determined to be liable for the 2020 Zogg fire, such liabilities could be significant and could exceed or be excluded from the amounts available under applicable insurance policies or the Wildfire Fund under AB 1054, which could be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. As of March 31, 2021, PG&E Corporation and the Utility had recorded a loss of $300 million for the 2020 Zogg fire (before available insurance), which amount corresponds to the lower end of the range of reasonably estimable probable losses, but does not include all categories of potential damages. As of March 31, 2021, the Utility had also recorded an insurance receivable for $247 million in connection with the 2020 Zogg fire. (For more information see “2020 Zogg Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•The Impact of the COVID-19 Pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of COVID-19. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the moratorium on service disconnections for residential and small business customers and for eligible medium and large commercial and industrial customers, the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” and an observed reduction in non-residential electrical load. The Utility continues to monitor the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist. As of March 31, 2021, PG&E Corporation and the Utility had access to approximately $3.6 billion of total liquidity comprised of approximately $127 million of Utility cash, $102 million of PG&E Corporation cash and $3.4 billion of availability under the Utility and PG&E Corporation credit facilities. Other potential impacts of COVID-19 on PG&E Corporation and the Utility include operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations, a reduction in revenue due to the cost of capital adjustment mechanism, the potential for higher credit spreads and borrowing costs and incremental financing needs. The Utility has established a memorandum account for tracking costs related to the CPUC’s emergency authorization and order, which, as of March 31, 2021, was $132 million. The Utility intends to seek recovery of this balance in a future application, subject to CPUC reasonableness review. For more information on the impact of COVID-19 on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic” in Item 1A Risk Factors in Part I of the 2020 Form 10-K.

PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19. PG&E Corporation and the Utility continue to evaluate the overall impact of COVID-19 and their analysis is subject to change.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation, and regulatory matters, including those described above as well as the outcome of the OII into PG&E Corporation’s and the Utility’s Safety Culture, the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction, including the oversight of the Utility’s probation and the potential recommendations by the Monitor, and potential penalties in connection with the Utility’s safety and other self-reports. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, offers by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. PG&E Corporation and the Utility cannot predict the nature, occurrence, timing or extent of any such scenario, and there can be no assurance that any such scenario would not involve significant ownership or management changes to PG&E Corporation or the Utility, including by the state of California. Further, certain parties filed notices of appeal with respect to the Confirmation Order, including provisions related to the injunction contained in the Plan that channels certain pre-petition fire-related claims to trusts to be satisfied from the trusts’ assets. There can be no assurance that any such appeal will not be successful and, if successful, that any such appeal would not have a material adverse effect on PG&E Corporation and the Utility.

•The Uncertainties in Connection with the Enhanced Oversight and Enforcement Process. On April 15, 2021, the CPUC placed the Utility in step 1 of the EOEP. As a result, the Utility will be subject to additional reporting requirements, monitoring, and oversight by the CPUC. (See “Enhanced Oversight and Enforcement Process” in “Enforcement and Litigation Matters” below.)

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see “Item 1A. Risk Factors” in this Form 10-Q and the 2020 Form 10-K.  In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  See the section entitled “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are unable to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2021 and 2020. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
Consolidated Total	$120	$371
PG&E Corporation	(54)	(77)
Utility	$174	$448

PG&E Corporation’s net loss primarily consists of income taxes and interest expense on long-term debt. PG&E Corporation’s net loss for the three months ended March 31, 2020 also included reorganization items.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as energy procurement costs) and the corresponding revenues the Utility is authorized to collect to recover such costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,343	$1,052	$3,395	$2,155	$885	$3,040
Natural gas operating revenues	897	424	1,321	864	402	1,266
Total operating revenues	3,240	1,476	4,716	3,019	1,287	4,306
Cost of electricity	—	590	590	—	545	545
Cost of natural gas	—	307	307	—	284	284
Operating and maintenance	1,708	623	2,331	1,463	502	1,965
Wildfire-related claims, net of insurance recoveries	172	—	172	—	—	—
Wildfire Fund expense	119	—	119	—	—	—
Depreciation, amortization, and decommissioning	888	—	888	855	—	855
Total operating expenses	2,887	1,520	4,407	2,318	1,331	3,649
Operating income (loss)	353	(44)	309	701	(44)	657
Interest income	2	—	2	16	—	16
Interest expense	(348)	—	(348)	(252)	—	(252)
Other income, net	89	44	133	49	44	93
Reorganization items, net	(2)	—	(2)	(93)	—	(93)
Income before income taxes	$94	$—	$94	$421	$—	$421
Income tax benefit (1)			(83)			(30)
Net income			177			451
Preferred stock dividend requirement (1)			3			3
Income Attributable to Common Stock			$174			$448

(1) These items impacted earnings for the three months ended March 31, 2021 and 2020.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31, 2021 and 2020, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $221 million, or 7%, in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increase in base revenues authorized in the 2020 GRC and 2019 GT&S rate cases.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $245 million or 17% in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increase in insurance costs of approximately $200 million. Additionally, the Utility recognized $79 million in previously deferred costs recorded in conjunction with interim rate relief associated with the WMCE application (see “Wildfire Mitigation and Catastrophic Events Costs Recovery Application” below) in the three months ended March 31, 2021, with no comparable costs in the same period in 2020. These increases are partially offset by clean-up and repair costs of $43 million relating to the 2019 Kincade fire incurred in the three months ended March 31, 2020, with no comparable costs during the same period in 2021.

Wildfire-related claims, net of insurance recoveries

Costs related to wildfires that impacted earnings increased by $172 million, or 100%, in the three months ended March 31, 2021, compared to the same period in 2020. The Utility recognized pre-tax charges of $175 million related to the 2019 Kincade fire and pre-tax charges of $25 million related to the 2020 Zogg fire, offset by $28 million of probable insurance recoveries in the three months ended March 31, 2021, with no comparable costs during the same period in 2020.

Wildfire Fund expense

Wildfire Fund expense that impacted earnings increased by $119 million, or 100%, in the three months ended March 31, 2021, compared to the same period in 2020. During the quarter ended June 30, 2020, the Utility became eligible to participate in the Wildfire Fund and as a result began to record amortization and accretion expense related to the Wildfire Fund coverage.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $33 million, or 4%, in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to capital additions.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings increased by $96 million, or 38%, in the three months ended March 31, 2021, compared to the same period in 2020 primarily due to the issuance of new debt in connection with emergence from Chapter 11.

Other Income, Net

Other income, net increased by $40 million, or 82%, in the three months ended March 31, 2021, compared to the same period in 2020, due to the decrease in the discount rate resulting in lower expenses on non-service pension costs.

Reorganization items, net

Reorganization items, net decreased by $91 million, or 98% in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the Utility’s emergence from Chapter 11 on July 1, 2020.

Income Tax Benefit

Income tax benefit increased by $53 million in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to lower pre-tax income in 2021, compared to the same period in 2020.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended March 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(16.7)%	1.0%
Effect of regulatory treatment of fixed asset differences (2)	(101.5)%	(23.4)%
Tax credits	(3.1)%	(0.4)%
Other, net	13.1%	(5.2)%
Effective tax rate	(87.2)%	(7.0)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. In 2021 and 2020, the amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act passed in December 2017.

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

	Three Months Ended March 31,
(in millions)	2021	2020
Cost of purchased power, net	$530	$473
Fuel used in generation facilities	60	72
Total cost of electricity	$590	$545

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

	Three Months Ended March 31,
(in millions)	2021	2020
Cost of natural gas sold	$270	$253
Transportation cost of natural gas sold	37	31
Total cost of natural gas	$307	$284

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

PG&E Corporation’s and the Utility’s credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters. Credit rating downgrades may increase the cost and availability of short-term borrowings, including credit facilities and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. The collateral posting provisions for some of the Utility’s power and natural gas commodity, and transportation and service agreements state that if the Utility’s credit ratings were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some or all of its net liability positions. The Utility’s credit ratings fell below investment grade in January 2019, at which time the Utility was required to post additional collateral under its commodity purchase agreements. A further downgrade would not materially impact the collateral postings for procurement activity. (See Notes 8 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.).

As a result of the outbreak of COVID-19, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of COVID-19. The Utility continues to evaluate the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist, including the moratorium on service disconnections for residential and small business customers, as well as for medium and large commercial and industrial customers through June 30, 2021. The Utility’s customer energy accounts receivable balances over 30 days outstanding as of March 31, 2021, were approximately $965 million, or $544 million higher as compared to the balance as of March 31, 2020. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic. The Utility expects to continue experiencing an impact on monthly cash collections in 2021 and for as long as current COVID-19 circumstances persist.

The outbreak of COVID-19 and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have and will continue to impact the Utility for an indeterminate period of time. Although the Utility is seeking regulatory relief to mitigate the impact of the consequences of the COVID-19 pandemic, there can be no assurance that any relief is forthcoming or that, if any relief measures are implemented, the timing that any such relief would impact the Utility. On April 16, 2020, the CPUC approved a resolution that authorizes utilities to establish memorandum accounts to track incremental costs associated with complying with the customer protections described within the resolution. On May 1, 2020, the Utility submitted an advice letter with the CPUC, describing all reasonable and necessary actions to implement emergency customer protections through April 16, 2021, which was subsequently updated on June 2, 2020, and July 15, 2020, to modify and clarify the filing based on CPUC guidance. On July 27, 2020, the CPUC approved the Utility’s advice letter. In February and March 2021, the CPUC extended the moratorium on service disconnections to June 30, 2021. In addition, on April 19, 2021, the CPUC issued a final decision to implement a temporary moratorium on service disconnection for medium and large commercial and industrial customers through June 30, 2021. (See “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” below for more information.)

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

The Utility and SBA also entered into a Master Transmission Tower Site License Agreement (the “Tower Site Agreement”), pursuant to which SBA received the exclusive rights to sublicense and market additional attachment locations on up to 28,000 of the Utility’s other electric transmission towers to Carriers for attachment of wireless communications equipment. The Tower Site Agreement provides for a split of license fees from Carriers between the Utility and SBA. The Tower Site Agreement has a licensing period of up to 15 years, depending on SBA’s achievement of certain performance metrics, and any sites licensed during such licensing period will continue to be subject to the Tower Site Agreement for the same term as the License Agreement.

In addition, the Utility and SBA entered into a Pipeline Cell Site Transaction Agreement pursuant to which the Utility and SBA established terms and conditions for adding additional cell sites under the License Agreement. Pipeline Cell Sites are locations where the Utility was in the process of locating a new Cell Site for a wireless carrier at the close of the transaction.

In exchange for the exclusive license and entry into the License Agreement, SBA agreed to pay the Utility a purchase price of $973 million. SBA paid the Utility $946 million of such purchase price at the closing pursuant to the Transaction Agreement, which also contemplates the post-closing assignment of additional specified Cell Sites to SBA upon the satisfaction of certain terms and conditions, for which SBA will make additional purchase price payments to the Utility. The closing settlement also reflected an adjustment for an estimated amount of payments received by the Utility from Carriers in the pre-closing period that are allocable to licenses in the post-closing period. The purchase price is subject to further adjustment pursuant to the terms of the Transaction Agreement through June 30, 2021.

The Utility recorded approximately $365 million of the $946 million sales proceeds as a financing obligation, as this portion of the proceeds for existing Cell Sites represents a sale of future revenues. The Utility recorded approximately $106 million of the $946 million sales proceeds as a contract liability (deferred revenue), as a portion of proceeds with respect to the sublicensing of Cell Sites, as well as the Tower Site Agreement represents an upfront payment for access to space on the Utility’s assets. The Utility utilized a discounted cash flow model based on business assumptions and estimates to determine the allocation of the purchase price between the financing obligation and deferred revenue. The financing obligation and deferred revenue are presented within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The Utility recorded the remaining approximately $475 million ($471 million of which is noncurrent) of the sale proceeds to a regulatory liability, for the portion that is probable to be returned to customers in accordance with existing revenue sharing practices.

The Utility will amortize the financing obligation through Electric operating revenue and Interest expense on the Condensed Consolidated Statements of Income using the effective interest method and will amortize the deferred revenue balance through Electric operating revenue ratably over the 100-year term.

Debt Financings

Utility

In March 2021, the Utility issued $1.5 billion aggregate principal amount of 1.367% First Mortgage Bonds due March 10, 2023, $450 million aggregate principal amount of 3.25% First Mortgage Bonds due June 1, 2031, and $450 million aggregate principal amount of 4.20% First Mortgage Bonds due June 1, 2041. The proceeds were used for (i) the prepayment of all of the $1.5 billion 364-day term loan facility (maturing June 30, 2021) outstanding under the Utility’s term loan credit agreement, (ii) the repayment of all of the borrowings outstanding under the revolving credit facility pursuant to the revolving credit agreement and (iii) general corporate purposes.

PG&E Corporation

On June 23, 2020, PG&E Corporation obtained a $2.75 billion secured term loan (the “Term Loan”) under a term loan credit agreement (the “Term Loan Agreement”). The Term Loan matures on June 23, 2025, unless extended by PG&E Corporation pursuant to the terms of the Term Loan Agreement. In accordance with the Term Loan Agreement, PG&E Corporation is required to repay the principal amount outstanding on the Term Loan in an amount equal to $6.875 million on the last day of each quarter.

On February 1, 2021, PG&E Corporation entered into a repricing amendment with the lenders under the Term Loan Agreement pursuant to which, among other things, the applicable margin was reduced from 450 basis points to 300 basis points and the LIBOR floor was reduced from 100 basis points to 50 basis points.

Credit Facilities

At March 31, 2021, PG&E Corporation and the Utility had $500 million and $2.9 billion available under their respective $500 million and $6.0 billion credit facilities, including the Utility’s term loan credit facility and Receivables Securitization Programs. The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time. As of April 22, 2021, the Receivables Securitization Program had a maximum borrowing base of $888 million and was fully drawn.

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

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. As of March 31, 2021, it is uncertain as to when PG&E Corporation and the Utility will commence the payment of dividends on their common stock and when the Utility will commence the payment of dividends on its preferred stock.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$1,283	$1,612
Net cash used in investing activities	(1,796)	(1,655)
Net cash provided by financing activities	265	476
Net change in cash, cash equivalents and restricted cash	$(248)	$433

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the three months ended March 31, 2021, net cash provided by operating activities decreased by $329 million compared to the same period in 2020.  This decrease was primarily due to the payment of $758 million to the Fire Victim Trust in accordance with the Plan, and payment for interest in the amount of $467 million, with no similar payments made during the same period in 2020. These payments were partially offset by $581 million of cash received from SBA related to a portion of the License Agreement and Tower Site Agreement, with no similar cash receipts in the same period in 2020, and by higher base revenue collections authorized in the 2020 GRC and 2019 GT&S rate cases.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire and the timing and amount of related insurance recoveries;

•the timing and amount of costs in connection with the 2020 Zogg fire and the timing and amount of related insurance recoveries;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Enforcement Matters” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below for more information);

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

•the timing and amount of substantially increasing costs in connection with 2020-2022 WMPs and the costs previously incurred in connection with the 2019 WMP that are not currently being recovered in rates (see “Regulatory Matters” below for more information);

•the timing and amount of premium payments related to wildfire insurance (see “Insurance Coverage” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information);

•the timing of the final payment to be made to the Fire Victim Trust, pursuant to the terms of the Tax Benefits Payment Agreement (see “Restructuring Support Agreement with the TCC” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information);

•the timing of and amount of the gain to be returned to customers from the sale of the SFGO; and

•the timing and outcomes of the FERC TO18 and TO19 rate cases, 2018 CEMA application, WEMA application, WMCE application, future applications for cost recovery of amounts recorded to the FRMMA, CPPMA, WMPMA, VMBA, WMBA and RTBA, future cost of capital proceedings and other ratemaking and regulatory proceedings.

Investing Activities

Net cash used in investing activities increased by $141 million during the three months ended March 31, 2021 as compared to the same period in 2020. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.5 billion and $8.3 billion in capital expenditures in 2021 and between $7.8 billion and $8.2 billion in 2022. Additionally, future cash flows from investing activities will be impacted by the timing of and amount received from the proposed sale of the Utility’s SFGO.

Financing Activities

Net cash provided by financing activities decreased by $211 million during the three months ended March 31, 2021 as compared to the same period in 2020.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments.  Additionally, future cash flows from financing activities will be affected by the timing and outcome of the Utility’s applications for a post-emergence securitization transaction and for a AB 1054 securitization transaction. (See “Application for Post-Emergence Securitization Transaction” and “Application for AB 1054 Securitization Transaction” below for more information.)

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition, PG&E Corporation and the Utility are involved in other enforcement and litigation matters described in the 2020 Form 10-K.

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

On August 7, 2020, after a number of filings involving different parties, the court entered an order adopting the new conditions jointly proposed by the Utility, the Monitor, and the Department of Justice on June 24, 2020. Among other things, these conditions require the Utility to staff an in-house vegetation inspection manager and approximately 30 additional field inspectors to oversee vegetation management work. Further, the Utility is required to implement a program to assess the age and expected useful life of certain electrical components in high fire-threat areas, incorporate this information into its risk-based asset management programs and provide monthly progress reports to the Monitor. The Utility must also hire additional inspectors to oversee inspections of its transmission assets and implement a 90-day replacement requirement for cold end hardware in high fire-threat areas with an observed material loss approaching 50%.

On December 29, 2020, the court entered an order requiring the Utility to show cause as to why additional proposed conditions of probation should not be added. The proposed conditions would require the Utility to, when determining which distribution lines to de-energize during a PSPS event: (i) take into account the extent to which vegetation bordering those lines is not in compliance with certain requirements, and (ii) to the extent that information shows that such vegetation presents a safety hazard in the event of a windstorm, make a specific determination with respect to that distribution line and de-energize it unless the Utility finds in writing that there are specific reasons to believe that no safety issues exist. The Utility filed its response on January 20, 2021, proposing supplemental language to clarify and specify how the Utility will implement the new conditions proposed by the court. A hearing on the matter was held on February 3, 2021. On February 4, 2021, the court entered an order indicating that, if certain alterations were made, the court may be willing to accept the Utility’s proposed modified conditions in lieu of the conditions proposed in the court’s December 29, 2020 order. The Utility, the CPUC, the California Governor’s Office of Emergency Services, and amici responded to the order on February 19, 2021. The CPUC and the Utility submitted further responses on March 19, 2021 and March 22, 2021, respectively, and the CPUC submitted a correction to its March 19, 2021 submission on March 23, 2021. A hearing was held on March 23, 2021. On March 24, 2021, the court issued an order requiring the Utility to provide, among other information, a revision of the proposed conditions of probation that incorporates consideration of the potential for a tree to fall into an overhead electric line based on its height and distance from the line. The Utility submitted its response on March 29, 2021. On April 20, 2021, the CPUC submitted a letter to the court suggesting further revisions to one of the proposed conditions of probation. On April 21, 2021, the court ordered all parties who wanted to respond to the CPUC’s April 20, 2021 filing to do so by April 26, 2021.

On February 4, 2021, the court entered an order requiring the Utility to show cause as to why the additional proposed conditions of probation suggested by amici in a January 27, 2021 filing should not be added. The proposed conditions would require the Utility to: (i) hire a chief data operations officer with the responsibility to review the Utility’s information management and record-keeping systems and manage the relationship to operations, including vegetation management work and PSPS; (ii) initiate steps to prevent data falsification or omission; (iii) propose a plan to mark trees in tier 2 and tier 3 high wildfire danger zones for removal and track the status of the tree removal process for vegetation management; and (iv) propose steps to improve its information management and records-keeping process to improve information integrity, inform analysis, and inform and enhance daily operations including PSPS. The Utility’s and the United States’ responses were submitted on March 3, 2021, and reply by amici was submitted on March 10, 2021.

On February 18, 2021, the court issued an order requiring the Utility to show cause as to why an additional proposed condition of probation, which would require the Utility to “identify and remove any tree or portion thereof leaning toward any distribution line if it may contact the line from the side or fall on the line and must do so regardless of the health of the tree[,]” should not be added. The Utility’s response was submitted on March 4, 2021, responses by the United States and the CPUC and Cal Fire (jointly) were submitted on March 11, 2021, and the Utility’s reply was submitted on March 17, 2021. A hearing on the matter was held on March 23, 2021.

On April 20, 2021, the court issued an order requiring the Utility to appear on May 4, 2021 in connection with a potential probation violation based on the charges filed by the Sonoma County District Attorney’s office related to the 2019 Kincade fire.

In the course of 2021, the court entered numerous other orders, including in connection with the Utility’s vegetation management, the Utility’s PSPS program, the 2018 Camp fire, the 2019 Kincade fire, and the 2020 Zogg fire.

The Utility expects to receive additional orders from the court in the future.

Enhanced Oversight and Enforcement Process

In the OII to Consider PG&E Corporation’s and the Utility’s Plan of Reorganization final decision, the CPUC adopted an EOEP designed to provide a roadmap for how the CPUC will monitor the Utility’s performance on an ongoing basis. The EOEP contains six steps that are triggered by specific events and includes enhanced reporting requirements and additional monitoring and oversight. These trigger events include failure to obtain an approved WMP, failure to comply with regulatory reporting requirements in the WMP, insufficient progress toward approved safety or risk-driven investments and failure to comply with or demonstrate sufficient progress toward certain metrics (some of which will be determined in an ongoing regulatory proceeding). The EOEP also contains provisions for the Utility to cure and permanently exit the EOEP if it can satisfy specific criteria. If the Utility is placed into the EOEP, actions taken would occur in coordination with the CPUC’s existing formal and informal reporting requirements and procedures. The EOEP does not replace or limit the CPUC’s regulatory authority, including the authority to issue Orders to Show Cause and Orders Instituting Investigations and to impose fines and penalties. The EOEP requires the Utility to report the occurrence of a triggering event to the CPUC’s Executive Director no later than five business days after the date on which any member of senior management of the Utility becomes aware of the occurrence of a triggering event.

The Utility is unable to predict whether additional fines or penalties may be imposed, or other regulatory actions may be taken.

Vegetation Management

On April 15, 2021, the CPUC placed the Utility into step 1 of the EOEP and will impose additional reporting requirements on the Utility. The CPUC’s resolution states that a step 1 triggering event has occurred because the Utility “has made insufficient progress toward approved safety or risk-driven investments related to its electric business.” The resolution finds that, based on the CPUC’s evaluation of the Utility’s enhanced vegetation management work in 2020, the Utility “is not sufficiently prioritizing its Enhanced Vegetation Management (EVM) based on risk” and “is not making risk-driven investments.” The resolution also finds that “less than five percent of the EVM work” the Utility completed in 2020 “was on the 20 highest risk power lines according to [its] own risk rankings.”

As a result, the Utility is required to submit a corrective action plan to the CPUC’s executive director by May 6, 2021, which is designed to correct or prevent recurrence of the step 1 triggering event, or otherwise mitigate any ongoing safety risk or impact, as soon as practicable, among other things. Thereafter, the Utility is required to update the information contained in the corrective action plan every 90 days. The Utility will remain in step 1 of the EOEP until the CPUC determines that the Utility has met the conditions of the corrective action plan. If the Utility does not adequately meet such conditions within the timeframe approved by the CPUC, the CPUC may place the Utility into a higher step of the EOEP, or the Utility may remain in step 1 of the EOEP if it demonstrates sufficient progress towards meeting such conditions.

The Utility is preparing a corrective action plan to address the issues in the draft resolution.

The Utility is unable to predict the outcome of this regulatory process.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC and other federal and state regulatory agencies.  The resolutions of the proceedings described below, and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Discussed below are significant regulatory developments that have occurred since filing the 2020 Form 10-K.

Rate Cases

2020 Cost of Capital Proceeding

On December 19, 2019, the CPUC approved a final decision in the 2020 Cost of Capital proceeding, maintaining the Utility’s return on common equity at the 2019 level of 10.25% for the three-year period beginning January 1, 2020. The Utility’s annual cost of capital adjustment mechanism, which allows for changes in the Utility’s authorized ROE and cost of debt, also remains unchanged. In any year in which the difference between the average Moody’s utility bond rates, as measured in the 12-month period from October through September (the index), and 4.5% (the benchmark) exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility must initiate this adjustment mechanism by filing an advice letter on or before October 15, to become effective on January 1 of the next year. The mechanism did not trigger in September 2020; however, as of April 27, 2021, the index was more than 100 basis points below the 4.5% benchmark. If the mechanism triggers in October 2021, then for 2022 the ROE and the cost of debt will be adjusted accordingly. The decision maintains the common equity component of the Utility’s capital structure at 52%, and reduces its preferred stock component from 1% to 0.5%. The decision also approves the cost of debt requested by the Utility.

2023 General Rate Case

In accordance with a January 16, 2020 CPUC rate case plan decision, the Utility is required to file with the CPUC on June 30, 2021 a single “general rate case” application requesting integrated GRC and GT&S related revenue requirements for test year 2023 and three attrition years. The Utility expects to file the 2023 GRC by June 30, 2021.

On June 30, 2020, the Utility filed the 2020 RAMP Report in advance of its 2023 GRC application. On November 25, 2020, the SPD released its evaluation of the Utility’s 2020 RAMP Report. The SPD found that “[t]he 2020 RAMP showed marked improvements in risk modeling rigor, data quality, and transparency over previous rate cases,” but cautioned that the Utility’s “track record calls for continued improvements by PG&E and continued rigorous oversight by the Commission.” On March 24, 2021, TURN submitted a proposal that would require the Utility to provide an alternative forecast in the 2023 GRC corresponding to the rate of inflation. On April 8, 2021, the Utility submitted a filing opposing TURN’s proposal.

2015 Gas Transmission and Storage Rate Case

As previously disclosed, in its final decision in the Utility’s 2015 GT&S rate case, the CPUC excluded from rate base $696 million of capital spending in 2011 through 2014. This was the amount forecast to be recorded in excess of the amount adopted in the 2011 GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. The audit report was released June 2, 2020 and did not recommend any additional disallowances. The 2015 GT&S decision authorized the Utility to seek recovery, through a separate application, of those costs not recommended for disallowance by the audit. On July 31, 2020, the Utility filed an application seeking recovery of $373.3 million in revenue associated with $512 million of recorded capital expenditures. On October 16, 2020, the assigned commissioner issued a scoping memo establishing the scope and schedule for the proceeding. On January 20, 2021, the Utility provided supplemental testimony addressing the reasonableness of the capital expenditures. Intervenors’ testimony was served on April 7, 2021 and the Utility’s rebuttal testimony is due on May 5, 2021. The scoping memo calls for the issuance of a PD in the fourth quarter of 2021.

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

On March 17, 2020, the FERC issued an order denying requests for rehearing previously filed by several parties. On May 11, 2020, the CPUC and a number of other parties filed a petition for review of the FERC’s orders in the Ninth Circuit Court of Appeals. Oral argument was held on April 16, 2021. The Utility is unable to predict the timing and outcome of this proceeding.

For more information, see the 2020 Form 10-K.

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

Also, as previously disclosed, on October 1, 2018, the ALJ issued an initial decision in the TO18 rate case proposing a ROE of 9.13% compared to the Utility’s request of 10.9%, and an estimated composite depreciation rate of 2.94% compared to the Utility’s request of 3.25%. In addition, the ALJ proposed to reduce forecasted capital and expense spending to actual costs incurred for the rate case period, proposed to remove certain items from the Utility’s rate base and revenue requirement, and rejected the Utility’s direct assignment of common plant to transmission and required the allocation of all common plant between CPUC and FERC jurisdiction be based on operating and maintenance labor ratios.

As previously disclosed, on October 15, 2020, the FERC issued an order that affirmed in part and reversed in part the initial decision. The order, among other things, rejects the Utility’s direct assignment of common plant to FERC and required the allocation of all common plant between CPUC and FERC jurisdiction be based on operating and maintenance labor ratios. The order reopens the record for the limited purpose of allowing the participants to the proceeding an opportunity to present written evidence concerning the FERC’s revised ROE methodology adopted in the FERC Opinion No. 569-A, issued on May 21, 2020. Initial briefs and testimony were filed on December 14, 2020 and responses were filed on February 12, 2021.

As previously disclosed, on December 17, 2020, the FERC denied all the pending requests for rehearing that were previously submitted by the Utility and intervenors. On February 11, 2021, the Utility filed a petition for review of the order in the District of Columbia Court of Appeals, and a separate petition for review was jointly filed the same day by two other parties in the Ninth Circuit of Appeals. The District of Columbia Court of Appeals and the Ninth Circuit of Appeals have issued orders holding the appeals in abeyance until July 14, 2021 and June 30, 2021, respectively, so that the FERC has time to issue a substantive order on rehearing. On April 15, 2021, the FERC issued an order denying the Utility’s request for rehearing and granting the request for rehearing of two parties regarding the impact of the Tax Act on TO18 rates in January and February 2018. The Utility may seek rehearing of the FERC’s reversal on the applicability of the Tax Act on TO18 rates which may affect the timing for judicial review of the FERC order on the Utility’s request for rehearing.

As a result of the FERC’s April 15, 2021 order denying rehearing on the common plant allocation, the Utility increased its Regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the first quarter of 2021 by approximately $270 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility has recorded approximately $150 million to Regulatory assets.

Aside from the ultimate outcome of the common plant allocation, which is subject to further appellate briefing and a further FERC decision on ROE, the FERC’s April 15, 2021 order is not expected to result in a material impact on the Utility’s financial condition, results of operations, liquidity, and cash flows. Some of the issues that will be decided in a final and unappealable TO18 decision, including the common plant allocation, will also be incorporated into the Utility’s TO19 and TO20 rate cases. (See “Transmission Owner Rate Case Revenue Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

The Utility is unable to predict the timing and outcome of this proceeding.

For more information, see the 2020 Form 10-K.

Wildfire Mitigation and Catastrophic Events Costs Recovery Application

On September 30, 2020, the Utility filed an application with the CPUC requesting cost recovery of recorded expenditures related to wildfire mitigation, certain catastrophic events, and a number of other activities (the “WMCE application”). The recorded expenditures, which exclude amounts disallowed as a result of the CPUC’s decision in the OII into the 2017 Northern California Wildfires and the 2018 Camp fire, consist of $1.18 billion in expense and $801 million in capital expenditures, resulting in a proposed revenue requirement of approximately $1.28 billion.

The costs addressed in the WMCE application cover activities mainly during the years 2017 to 2019 and are incremental to those previously authorized in the Utility’s 2017 GRC and other proceedings. The majority of costs addressed in this application reflect work necessary to mitigate wildfire risk and to respond to catastrophic events occurring during the years 2017 to 2019. The Utility’s requested revenue includes amounts for the FHPMA of $293 million, the FRMMA and the WMPMA of $740 million, and the CEMA of $251 million. The requested revenue for CEMA costs reflected in the application include the Utility’s costs incurred responding to ten catastrophic events.

Given the CPUC’s prior approval of $447 million in interim rate relief (which includes interest), the Utility proposed to recover the remaining $868 million revenue requirement, including interest, over a one-year period (following the conclusion of interim rate relief recovery). Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief of $447 million being subject to refund.

Intervenors’ testimony was served on April 14, 2021 and the Utility’s rebuttal testimony is due on April 30, 2021. The scoping memo and ruling for the proceeding calls for a PD to be issued in September 2021.

The Utility is unable to predict the outcome of this application. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected if the Utility is unable to timely recover costs included in this application.

For more information regarding the FHPMA, the FRMMA, the WMPMA, and the CEMA memorandum accounts, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and the 2020 Form 10-K.

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

On April 2, 2020, the CPUC held a prehearing conference in this matter. On January 12, 2021, the CPUC issued a scoping memo establishing the scope and schedule for the proceeding. On February 26, 2021, parties served testimony addressing the Utility’s application. The Utility served rebuttal testimony on March 19, 2021. On April 15, 2021, the Utility notified the CPUC that it had reached a settlement in principle with a number of parties in the proceeding.

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

Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections

In response to the COVID-19 pandemic, on April 16, 2020, the CPUC adopted a resolution ordering utilities to implement a number of emergency customer protections for one year beginning on March 4, 2020 through April 16, 2021.

The resolution also authorizes utilities to establish memorandum accounts to track incremental costs associated with complying with the resolution. On February 11, 2021, the CPUC approved a resolution extending the moratorium on service disconnections for residential and small business customers to June 30, 2021. In addition, the February 11, 2021 resolution ordered the utilities to file advice letters containing their respective transition plans associated with the discontinuance of the emergency customer protections on June 30, 2021. The Utility filed its advice letter and transition plan to the CPUC for review on April 1, 2021, which was approved by the CPUC on April 28, 2021.

On June 11, 2020, the CPUC issued a final decision as part of the OIR to Consider New Approaches to Disconnections and Reconnections to Improve Energy Access and Contain Costs that permanently eliminated deposit requirements for residential customers. On April 19, 2021, the CPUC issued a final decision to implement a temporary moratorium on service disconnection for medium and large commercial and industrial customers through June 30, 2021. To be eligible, medium or large commercial or industrial customers must be enrolled in and current on a payment plan by June 30, 2021. The final decision authorized the Utility to submit an advice letter to establish a memorandum account to track incremental costs for the period of December 30, 2020 to June 30, 2021 for this moratorium. The Utility expects to submit the advice letter by May 14, 2021.

PG&E Corporation and the Utility are unable to predict whether this resolution will be extended or expanded to additional customer classes, which could have a material impact on results of operations, financial condition, and cash flows of PG&E Corporation and the Utility.

For more information, see the 2020 Form 10-K.

Other Regulatory Proceedings

Application to Sell General Office Complex

On September 30, 2020, the Utility filed an application with the CPUC to sell its SFGO located at 215 Market Street, 245 Market Street, 77 Beale Street, 50 Main Street, 25 Beale Street, and 45 Beale Street in downtown San Francisco, and to recover costs to relocate its staff at SFGO to a new headquarters to the Lakeside Building, and for appropriate ratemaking treatment of those transactions.

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

On December 15, 2020, the assigned commissioner issued a scoping memo, which contemplates a CPUC final decision as early as August 2021 and provides for additional timeline flexibility depending on the pace of the sale process. On April 21, 2021, the Utility entered into a settlement agreement with certain other parties and submitted the settlement agreement to the CPUC for approval. Under the settlement, the parties agree that (1) the Utility’s headquarters strategy, including the move to Oakland, the sale of SFGO, and the terms of the agreement to lease and the option to purchase the Lakeside Building, is reasonable, (2) all of the gain on sale of SFGO will be returned to customers over five years, beginning in 2022, and (3) the SFGO sale terms and the costs associated with the Utility’s move to the Lakeside Building and development will be considered at later stages of the proceeding and through the CPUC’s advice letter process.

The Utility launched the marketing of the SFGO in March 2021.

PG&E Corporation and the Utility are unable to predict the timing and outcome of this proceeding.

Application for Post-Emergence Securitization Transaction

On April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to recover $7.5 billion of 2017 wildfire claims costs through securitization that is designed to be rate neutral to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with 2017 Northern California wildfires. Among other uses, as a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate a $592 million payment due to the Fire Victim Trust. Specifically, the application requests administration of the stress test methodology approved in the CHT OIR and a determination that $7.5 billion in 2017 catastrophic wildfire costs and expenses are stress test costs and eligible for securitization. In this context, a securitization refers to a financing transaction where a special purpose financing vehicle issues new debt that is secured by the proceeds of a new recovery charge to Utility customers. The application also proposes a customer credit designed to equal the bond charges over the life of the bonds, which would insulate customers from the charge on customer bills associated with the bonds. The Utility initially proposed to fund the customer credit through a trust that consists of shareholder assets including: (1) an initial contribution of $1.8 billion; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; and (3) investment returns on the assets in the trust. The Utility also proposed to share with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

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

Intervenor testimony was served on October 14, 2020, and the Utility’s rebuttal testimony was served on November 11, 2020. An evidentiary hearing was held on December 7-16, 2020. Opening briefs were submitted on January 15, 2021, and reply briefs were submitted on February 1, 2021. In a post-hearing briefing, the Utility and other parties in the proceeding included potential conditions and alternatives for the CPUC’s consideration. In post-hearing briefing, the Utility included an alternative proposal for the CPUC’s consideration comprised of four elements: (1) a $200 million increase in the initial shareholder contribution, from $1.8 billion to $2 billion, provided that $1 billion is contributed in 2021 and up to $1 billion in 2024; (2) potential shift in the customer credit trust’s investment portfolio to a greater proportion of fixed income investments; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) a reduced sharing of any trust surplus with customers to 10%.

On January 6, 2021, the Utility filed an application requesting that the CPUC issue a financing order authorizing the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to securitize the $7.5 billion of claims associated with the 2017 Northern California Wildfires referenced above. On January 7, 2021, the Utility filed a motion to consolidate the pending application seeking authorization for a post-emergence transaction and the application for a financing order. The ALJ granted the Utility’s motion to shorten the time for protests to January 22, 2021, and the Utility filed a reply on February 1, 2021. A prehearing conference was held on February 5, 2021. On February 10, 2021, certain intervenors filed a joint motion to dismiss the Utility’s application for a financing order. On February 17, 2021, the Utility filed a response opposing the motion to dismiss. Also on February 17, 2021, the PAO filed a response supporting the motion to dismiss. Opening briefs were submitted on March 1, 2021, and reply briefs were submitted on March 12, 2021.

On March 23, 2021, the ALJ issued a PD granting the Utility’s application for a post-emergence transaction to securitize $7.5 billion. On April 5, 2021, the ALJ issued a PD granting the Utility’s application for a financing order authorizing the issuance of recovery bonds in connection with the post-emergence transaction. Oral argument on both applications was held before the CPUC on April 9, 2021. The parties filed opening comments on the PD granting the Utility’s application for a post-emergence transaction to securitize $7.5 billion on April 12, 2021, and reply comments on April 19, 2021. On April 21, 2021, a revised PD was issued. On April 23, 2021, the CPUC issued a decision granting the Utility’s application for a post-emergence transaction to securitize $7.5 billion. The parties filed opening comments on the PD granting the Utility’s application for a financing order on April 26, 2021, and reply comments are due on May 3, 2021. The Utility expects a CPUC decision on the financing order by May 6, 2021.

Application for AB 1054 Securitization Transaction

On February 24, 2021 the Utility filed an application with the CPUC seeking authorization for a transaction to securitize up to $1.19 billion of fire risk mitigation capital expenditures that have been or will be incurred by the Utility in 2020 and 2021.  The $1.19 billion reflects capital expenditures related to the Utility’s Community Wildfire Safety Program that were approved by the CPUC in the 2020 GRC, and includes $655 million in recorded 2020 capital expenditures and an additional $535 million in forecast capital expenditures in 2021.  The final amount to be securitized would be based on recorded 2020 and 2021 Community Wildfire Safety Program capital expenditures incurred by the Utility prior to the securitization transaction.

The application requests that the CPUC issue a financing order authorizing one or more series of recovery bonds, determine that the issuance of the bonds and collection through fixed recovery charges is just and reasonable, consistent with the public interest and would reduce rates on a present value basis compared to traditional utility financing mechanisms, and authorize the Utility to collect a NBC sufficient to pay debt service on the recovery bonds.  The application also requests to exclude the securitized debt from the Utility’s ratemaking capital structure and to adjust its 2020 GRC revenue requirement following the issuance of the recovery bonds.  The application indicates that the issuance of the bonds is anticipated to occur before the end of 2021, but timing is subject to change.

On March 30, 2021, the CPUC held a prehearing conference. The assigned commissioner issued the scoping memo on April 5, 2021. The parties filed opening briefs on April 23, 2021, and reply briefs are due on May 7, 2021. The Utility expects a CPUC decision on the financing order by June 24, 2021.

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

On June 11, 2020, the CPUC voted to adopt two resolutions which conditionally approved the Utility’s 2020 WMP. The resolutions indicate that while the Utility’s 2020 WMP met the minimum requirements for its submission, the deficiencies found, classified as severity level A, B, or C Conditions, require significant follow-up from the Utility and oversight to ensure appropriate remedies for the deficiencies. The Utility received 41 Conditions in total with the first set, classified as Class A Conditions, submitted on July 27, 2020. The second set, Class B Conditions, were completed on September 9, 2020 and the third, Class C Conditions, were submitted as part of the 2021 WMP update on February 5, 2021. On December 30, 2020, the WSD issued a Notice of Non-Compliance finding that the Utility’s responses to the Class A Conditions were insufficient. The WSD has required the Utility to include 39 action items in its 2021 WMP to address the insufficient responses. On January 8, 2021, the WSD issued a Notice of Non-Compliance finding that the Utility’s quarterly report addressing the Class B Conditions was insufficient. The WSD directed the Utility to respond to 84 action items in its 2021 WMP or via a supplemental filing by February 26, 2021. The Utility’s 2021 WMP was submitted on February 5, 2021. The 2021 WMP updated the 2020 WMP and addressed the Utility’s wildfire safety programs focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread and reducing the impact of PSPS events. On February 26, 2021, the Utility submitted its supplemental filing addressing the remaining action items regarding the Class A and Class B conditions that WSD determined were insufficient.

Failure to remedy insufficiencies in the 2020-2022 WMP could lead to enforcement actions by the CPUC, including potentially placing the Utility in the EOEP, and making the Utility unable to obtain an AB 1054 safety certification and, as a result, unable to access the Wildfire Fund, which could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

On March 4, 2021, the Utility notified the CPUC it had missed inspections for a small percentage of assets in HFTD areas that were subject to the 2020 WMP. On March 12, 2021, the Utility submitted a report updating the CPUC on the Utility’s progress in completing the missing inspections. The Utility is undertaking a review of its electric asset inspections. For more information, see “Electric Asset Inspections” below.

On April 27, 2021, the WSD extended its deadline to issue a determination on the Utility’s 2021 WMP. The Utility expects the WSD to require modification of the WMP through the issuance of revision notices, which the CPUC is expected to send by May 5, 2021. The Utility will then have 30 days to respond to a revision notice. The Utility is unable to predict the timing or outcome of a CPUC decision on the 2021 WMP.

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

The CPUC initiated the second track of the proceeding on July 3, 2020, which focused on further implementation of SB 1339, as well as activity to shape the transition from diesel mobile generation to alternative, cleaner backup power generation. On January 14, 2021, the CPUC adopted a final decision in the second track of the proceeding (the “Track 2 Decision”). The Track 2 Decision requires the Utility to submit an advice letter to justify the amount of temporary generation necessary for use at substations during the 2021 wildfire season; to identify, if feasible, at least one clean substation project to pilot the use of diesel generation alternatives to power substation-level microgrids; to file an application by June 30, 2021 to propose a longer-term framework for substation generation solutions to mitigate PSPS outage events; and to file an application by September 30, 2021 to recover the costs incurred in 2020 associated with the use of temporary generation to mitigate PSPS outages. The Track 2 Decision also authorizes the Utility to record the future costs of temporary generation for substations in a memorandum account, with recovery of those costs through the GRC or a separate application. The costs for any clean substation project(s) are authorized to be recovered through a one-way balancing account established by the Track 2 Decision, up to a $350 million cap and subject to other eligibility requirements.

On March 5, 2021, the Utility submitted an advice letter seeking authorization to track and record costs for the reservation and operation of up to 168 MW of temporary generation to support substation-level microgrids during 2021 PSPS events. The CPUC approved that advice letter in part on April 14, 2021, specifically approving the request to reserve up to 168 MW of temporary generation in 2021. The CPUC’s disposition letter does not address or resolve the Utility’s plan to establish any clean substation project(s) in 2021, stating that it will address that issue separately.

Failure to obtain a substantial or full recovery of costs could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

Regionalization Proposal

On June 30, 2020, the Utility filed its application for approval of its Regionalization Proposal with the CPUC. The Utility’s proposal would divide its service area into five new regions to further improve safety and reliability, core operations, and be more responsive to the needs of its customers. The Utility’s Regionalization Proposal describes the development of these regions, plans to hire new regional leadership, and a new regional organization structure. The Utility’s application requested the CPUC to approve a memorandum account to record any incremental costs the Utility incurs in connection with the development and implementation of regionalization. The memorandum account proposal was approved in an October 2, 2020 Assigned Commissioner’s Scoping Memo and Ruling. The Utility filed an updated Regionalization Proposal with the CPUC on February 26, 2021. Additional opening and reply comments were filed on April 2, 2021 and April 9, 2021.

The Utility is unable to predict the timing and outcome of this application.

Wildfire Fund Non-Bypassable Charge

In response to directives in AB 1054, on July 26, 2019, the CPUC opened a new rulemaking to consider the authorization of an NBC to support the Wildfire Fund. On October 24, 2019, the CPUC issued a final decision finding that the imposition of the NBC is just and reasonable. The decision also continues the same allocation of the wildfire charge revenue requirement among the IOUs as previously adopted for the Department of Water Resources power and bond charge revenue requirements. The decision adopts revenue requirements for the Utility of $404.6 million, which is based on average annual collections and will expire at the end of the year 2035.

On December 17, 2020, the CPUC authorized the Utility to collect the Wildfire Fund NBC from eligible customers from January 1, 2021 through December 31, 2021 in the amount of $0.00580 per kilowatt-hour. On December 30, 2020, the Utility submitted an advice letter incorporating final rates effective January 1, 2021.

On March 4, 2021, the CPUC issued a final decision which created a new rulemaking regarding the amount of the Wildfire Non-Bypassable Charge in 2022 and 2023. A prehearing conference for the new rulemaking took place on April 26, 2021. A scoping memo is expected from the CPUC by the end of May 2021.

OIR to Establish Policies, Processes, and Rules to Ensure Safe and Reliable Gas Systems in California and Perform Long-Term Gas Planning

As previously disclosed, on January 16, 2020, the CPUC opened an OIR to address reliability and standards for gas public utilities, the regulatory changes necessary to improve the coordination between gas utilities and gas-fired electric generators, and impacts due to legislative mandates to address the greenhouse gas reduction emissions which will result in the replacement of gas-fuel technologies and forecast reduced demand for natural gas. This proceeding will examine whether recent industry related events will require the CPUC to change the rules, processes and regulations governing gas utilities, including but not limited to, gas reliability standards, long-term contracting, regulatory accounting, reporting and tariff changes for operational flow orders.

On February 26, 2021, the ALJ issued a ruling seeking comments regarding penalties and financial incentives and potential mechanisms for implementation. Other questions included whether the CPUC should establish new rules to attempt to decrease the risk of electricity price volatility caused by potential gas supply issues and if certain pipeline operating procedures should be uniform across the state. Parties filed comments on the questions on March 19, 2021. In accordance with the amended procedural schedule, on April 2, 2021, parties filed motions regarding the need to serve testimony, file briefs or request evidentiary hearings in Phase 1.

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

On December 2, 2020, the Utility and other parties submitted comments in this proceeding in response to an August 3, 2020 scoping ruling regarding SED’s report in a separate PSPS-related proceeding, OII to Examine the Late 2019 Public Safety Power Shutoff Events. In their comments, the Utility and other parties commented that issues raised in SED’s report should be addressed in a Phase 3 of this OIR rulemaking proceeding.

On November 12, 2019, the assigned commissioner and ALJ issued an order to show cause directing the Utility to show why it should not be sanctioned for the PSPS events of October 9-12, 2019, October 23-25, 2019, and October 26-November 1, 2019.

Opening briefs were filed on October 30, 2020 by all parties, which included an intervenor proposing financial penalties against the Utility of $166 million. If adopted by the CPUC, such penalties could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Reply briefs were filed by all parties on November 17, 2020, including the Utility, which opposed the imposition of any penalties.

On February 19, 2021, the CPUC issued a scoping memo proposing updated or additional new guidelines in Phase 3 of this proceeding. If adopted, these guidelines would require utilities to submit annual pre- and post- season reports, have certain percentages of Community Resource Centers be indoors, conduct public outreach in all languages prevalent in its service territory, have a webpage that explains “critical facility” requirements, implement new notification requirements and conduct de-energization simulation exercises. Parties commented in March 2021, and a PD is expected in May 2021, with a final decision in June 2021.

The Utility is unable to predict the outcome of this proceeding.

OII to Examine the Late 2019 Public Safety Power Shutoff Events

On November 13, 2019, the CPUC issued an OII to determine “whether California’s IOUs prioritized safety and complied with the CPUC’s regulations and requirements with respect to their PSPS events in late 2019.” The first phase of this proceeding focuses on (1) the effectiveness of the utilities’ procedures to notify the public of the PSPS events, (2) the utilities’ communication and coordination with first responders, local jurisdictions and state agencies, and (3) the utilities’ management of its resources to ensure public safety. In later phases of this proceeding, the CPUC may consider taking action if it finds violations of statutes or its decisions or general orders have been committed and to enforce compliance, if necessary.

On August 3, 2020, the assigned commissioner issued a ruling and scoping memo directing parties to file comments regarding: (1) whether the Utility and other large electric IOUs in October and November 2019 complied with the criteria set forth in applicable laws and regulations when pro-actively deenergizing and re-energizing their power lines, and (2) what corrective actions the CPUC should require of the Utility and other large electric IOUs for any failure in late 2019 to comply with the then-existing PSPS guidelines. Each of the large electric IOUs filed their comments on September 2, 2020, intervenors filed their comments on October 16, 2020, and reply comments were filed by all parties on November 16, 2020. Several parties proposed in their comments that penalties be imposed on the utilities for inadequate implementation of the PSPS events. For example, TURN proposed that the CPUC should treat each customer affected by a PSPS event, for which the utility has not adequately demonstrated that the benefits outweigh the public safety risks, as a separate offense, with each offense subject to a penalty of no less than $500 and no more than $100,000. In reply comments, the Utility argued that the proposed penalties should not be adopted for procedural and substantive reasons. If adopted by the CPUC, such penalties could be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

On March 10, 2021, the presiding judge directed the Utility and the other large electric IOUs to provide an accounting of the PSPS events that occurred in their service territories in calendar years 2019 and 2020 and how those PSPS events impacted revenue collections. On April 7, 2021, the Utility and San Diego Gas & Electric submitted their accountings. The Utility estimated the revenue impact from the 2019 PSPS and 2020 PSPS events at approximately $14 million and $5 million, respectively.

On April 20, 2021, the CPUC issued a PD in the case that found each of the large electric IOUs to be noncompliant with CPUC-required guidelines in certain of their 2019 PSPS events. The PD proposes a financial remedy and a number of corrective actions. The financial remedy would consist of forgoing collection of revenues from customers associated with electricity not sold during future PSPS events until it can be demonstrated that the utilities have made improvements in assessing public harm when determining whether to initiate a PSPS event. The corrective actions involve the Utility’s processes, reporting, and other aspects of its PSPS program. The CPUC’s final decision is anticipated no sooner than May 20, 2021.

Power Charge Indifference Adjustment OIR

As previously disclosed, in 2017, the CPUC initiated the PCIA Rulemaking to make refinements to the PCIA, a cost recovery mechanism to ensure that customers that leave the Utility’s bundled service for a non-Utility provider, such as a DA or CCA provider, pay their fair share of the above-market costs associated with long-term power purchase commitments and Utility-owned generation made on their behalf. The above-market costs of the Utility’s generation portfolio are calculated using benchmarks for energy, RA and renewables portfolio standard attributes.

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

On August 6, 2020 the CPUC issued a final decision that would provide a non-Utility provider an option to prepay its entire PCIA obligation.

The proceeding is now examining structures and rules governing how the Utility addresses excess resources in its portfolio due to load loss to CCA and DA, including standards for active management of the Utility’s portfolios. On December 16, 2020, the assigned commissioner issued an amended scoping memo and ruling expanding the rulemaking’s scope to include the potential modification of the annual PCIA rate cap and potential changes to the Utility’s cost recovery and rate setting proceedings to improve PCIA and energy resource recovery account alignment. On April 5, 2021, the CPUC issued a PD that addresses portfolio optimization. The PD removes the PCIA rate cap and trigger mechanism and adopts a limited proposal for portfolio management focused only on the Utility’s renewables portfolio standard eligible resources. Opening comments were filed on April 26, 2021, and reply comments are due on May 3, 2021.

The Utility is unable to predict the outcome of this proceeding.

Central Procurement of the Resource Adequacy Program

On June 17, 2020, the CPUC issued a decision on the Central Procurement of the RA program. The decision shifts local RA procurement responsibility under the CPUC’s RA program from all LSEs to a CPE in two distribution service areas, including the Utility’s distribution service area, resulting in a change from decentralized to centralized local RA procurement in those distribution service areas. The decision also adopted implementation details for the central procurement of multi-year local RA, ordered the Utility and another IOU to serve as the CPE for their respective distribution service areas, and adopted a hybrid central procurement framework for the multi-year local RA program beginning for the 2023 RA compliance year.

The decision requires the Utility, as the CPE for its distribution service area, to conduct a competitive, all-source solicitation for local RA procurement, with any existing local resource that does not have a contract, any new local resource that can be brought online in time to meet solicitation requirements, or any LSE or third-party with an existing local RA contract eligible to bid into the solicitation.

Subsequently, on December 3, 2020, the CPUC issued a follow-up decision adopting a compensation mechanism applicable to certain local resources that may be procured by the CPE for purposes of reducing the total CPE procurement requirements. This mechanism applies to new preferred local resources and new local energy storage resources, including utility-owned generation. Procurement by the Utility of, and compensation for, such resources will occur outside of the competitive, all-source solicitation.

The cost allocation mechanism methodology is adopted as the cost recovery mechanism to cover procurement costs incurred in serving the central procurement function. The administrative costs incurred in serving the central procurement entity function will also be recoverable under the cost allocation mechanism.

On January 29, 2021, the Utility submitted an advice letter seeking approval by the CPUC’s energy division of a detailed CPE procurement plan. On March 25, 2021, the CPUC’s energy division issued a disposition letter converting the advice letter into an information-only submittal, which does not require approval by the CPUC.

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

The Utility has procured its required RA capacity for the August 1, 2021 milestone from third parties through CPUC-approved contracts for lithium ion battery energy storage resources with terms ranging from 10-15 years. On December 22, 2020, the Utility filed an advice letter seeking CPUC approval of an additional group of similar contracts that would satisfy the balance of the Utility’s procurement obligations for the August 1, 2022 and August 1, 2023 milestones. On April 15, 2021, the CPUC approved the contracts.

The CPUC is developing a modified cost allocation mechanism methodology, under which the Utility will be able to recover procurement and administrative costs it incurs in serving the backstop procurement function.

On February 22, 2021, an ALJ issued a ruling seeking comments on a CPUC staff analysis of system reliability need between the years 2024-2026 due to, in part, the pending retirements of Diablo Canyon and once-through-cooling natural gas plants in Southern California. The ALJ ruling includes a CPUC staff recommendation that 7,500 MWs of incremental system reliability resources be ordered to come online by 2026 and be allocated among CPUC-jurisdictional LSEs. A decision is expected by end of the second quarter 2021.

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

On November 2, 2020, the assigned commissioner issued a scoping memo establishing the scope, schedule, and categorization for Phase I and Phase II of the proceeding. Phase I, which began November 2020, is considering (i) clarifications to the technical requirements of the risk-based decision-making framework; (ii) safety and operational performance metrics; and (iii) refining RAMP procedural requirements.

On November 17, 2020, the assigned commissioner issued a ruling regarding the development of safety and operational metrics for the Utility. The ruling directed the Utility to propose metrics that are “suitable for the use as triggering events as specified in the Enhanced Oversight and Enforcement Process” and “suitable, over time, for the Commission, intervenors, and the public to potentially use to gauge the safety and operational performance of all gas and electric IOUs.” On January 15, 2021, the Utility filed a response proposing 12 safety and operational metrics using the criteria outlined by the ruling. On January 25, 2021, parties filed responses to the Utility’s proposal. On January 28, 2021, the CPUC hosted a public workshop where the Utility, the other IOUs, and intervenors commented on the Utility’s safety and operational metrics proposal. All parties filed comments on the Utility’s safety and operational metrics on March 1, 2021.

On April 22, 2021, the SPD issued a draft staff proposal regarding the Utility’s safety and operational metrics. The proposal recommends 36 safety and operational metrics addressing worker and contractor safety, electric safety risks, reliability, gas safety risks, and customer satisfaction. The SPD will host a workshop on May 4, 2021 to discuss the proposal, and informal comments are due by May 10, 2021. A ruling on the proposal and a PD are expected in May 2021 and August 2021, respectively.

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

On November 19, 2020, the assigned commissioner and the ALJ issued a scoping memo and ruling for this proceeding. The scoping memo separated the proceeding into two phases. In the first phase, the CPUC will address several issues, including determining the principles to assist in the development and evaluation of a successor to the current NEM tariffs, assessing what information from a study on existing tariffs should inform the successor, outlining the methods to use to analyze the program elements and the resulting proposals, and determining the program elements or specific features that should be included in the successor tariff. In the second phase, the CPUC will consider what additional or enhanced consumer protections for customers should be adopted, as well as other issues that may arise, such as the virtual net energy metering tariffs, NEM aggregation tariff, the Renewable Energy Self-Generation Bill Credit Transfer program, and the NEM fuel cell tariff.

On February 11, 2021, the CPUC issued a final decision that outlined certain guiding principles to assist in the development and evaluation of proposals for successor to the current NEM tariff.

On March 15, 2021, several parties submitted proposals to reform the existing NEM tariff. Parties presented their proposals at workshops on March 23 and 24, 2021, and an additional workshop was held on April 22, 2021. A PD is expected in the fourth quarter of 2021.

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

The CPUC has indicated that it expects to issue a PD on May 21, 2021 and a final decision on June 24, 2021.

The Utility is unable to predict the outcome of this proceeding.

Electric Asset Inspections

On November 17, 2020, the Utility notified the CPUC of missed inspections associated with the Utility’s Pole Test and Treat program. In an audit, the Utility was unable to locate records confirming that approximately 41,000 poles had received intrusive tests in accordance with the 20-year intrusive inspection cycle required by the CPUC General Order 165. The Utility is reviewing its records to reconcile available data to determine the status of inspections on these poles. Where records are inconclusive or where the Utility confirms that inspections have not taken place, the Utility is performing inspections on the poles. The Utility is also taking measures to prevent recurrence of this issue in the future. The Utility is providing bi-weekly updates to the CPUC on the status of the review. The Utility also identified a need to correct representations made in prior General Order 165 annual reports once the data review is complete.

On March 4, 2021, the Utility notified the CPUC of errors that the Utility identified in connection with electric asset inspections under its 2020 WMP. The Utility determined that it did not perform enhanced inspections of approximately 24 hydroelectric substations in HFTD Tier 3 areas under the 2020 WMP, or approximately 43% of substations in this tier. The Utility completed remedial inspections on an expedited basis to inspect the hydroelectric substations in HFTD Tier 3 and approximately one-third of the hydroelectric substations in HFTD Tier 2 by March 31, 2021. HFTD areas are those designated by the CPUC where there is an elevated risk for power line fires igniting and spreading rapidly and where stricter fire-safety regulations apply. In addition, the Utility is taking corrective measures to prevent similar errors going forward. Under the EOEP, the Utility “fail[ing] to comply with, or [showing] insufficient progress toward, any of the metrics (i) set forth in its approved wildfire mitigation plan” constitutes a step one triggering event. The Utility could face penalties, enforcement action, or other adverse legal or regulatory consequences for the errors reported in the notification. The Utility is unable to predict the likelihood and amount of any fines or penalties related to this matter.

The Utility is currently in the process of identifying missed electric asset inspections, beyond those identified in the Pole Test and Treat audit or the hydroelectric substations remedial inspections. The Utility intends to update the CPUC upon completion of its reviews. The Utility could face penalties, enforcement action, or other adverse legal or regulatory consequences for the late inspections. The Utility is unable to predict the likelihood and the amount of potential fines or penalties related to these matters.

LEGISLATIVE AND REGULATORY INITIATIVES

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

AB 1054 also provides that the first $5.0 billion expended in the aggregate by California’s three large electric IOUs on fire risk mitigation capital expenditures included in their respective approved WMPs will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures will be allocated among the large electric IOUs in accordance with their Wildfire Fund allocation metrics. (See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) AB 1054 contemplates that such capital expenditures may be securitized through a customer charge. On February 24, 2021, the Utility filed an application with the CPUC seeking authorization for a transaction to securitize up to a principal amount of approximately $1.19 billion related to fire risk mitigation capital expenditures that have been or will be incurred by the Utility in 2020 and 2021.

Each of California’s large electric IOUs have elected to participate in the Wildfire Fund. On July 1, 2020, having satisfied the conditions for the Utility’s participation in the Wildfire Fund, the Utility deposited approximately $5 billion in the Wildfire Fund, which represents PG&E’s initial and first annual contributions. On December 30, 2020, the Utility made its second annual contribution of $193 million to the Wildfire Fund.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as “Item 1A. Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.)

CONTRACTUAL COMMITMENTS

PG&E Corporation and the Utility enter into contractual commitments in connection with future obligations that relate to purchases of electricity and natural gas for customers, purchases of transportation capacity, purchases of renewable energy, and purchases of fuel and transportation to support the Utility’s generation activities.  (See “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1).  Contractual commitments that relate to financing arrangements include long-term debt, preferred stock, and certain forms of regulatory financing.  For more in-depth discussion about PG&E Corporation’s and the Utility’s contractual commitments, see “Liquidity and Financial Resources” above and MD&A “Contractual Commitments” in Item 7 of the 2020 Form 10-K.

Off-Balance Sheet Arrangements

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K (the Utility’s commodity purchase agreements).

RISK MANAGEMENT ACTIVITIES

PG&E Corporation, mainly through its ownership of the Utility, and the Utility are exposed to risks associated with adverse changes in commodity prices, interest rates, and counterparty credit.

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2020 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the three months ended March 31, 2021.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, AROs, contributions to the Wildfire Fund, and pension and other post-retirement benefit plans to be critical accounting policies.  These policies are considered critical accounting policies due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates.  Actual results may differ materially from these estimates and assumptions.  These accounting policies and their key characteristics are discussed in detail in the 2020 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See the discussion above in Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation’s and the Utility’s primary market risk results from changes in energy commodity prices.  PG&E Corporation and the Utility engage in price risk management activities for non-trading purposes only.  Both PG&E Corporation and the Utility may engage in these price risk management activities using forward contracts, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates.  (See the section above entitled “Risk Management Activities” in MD&A and in Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2021, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, see Notes 2, 10, and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part I, MD&A: “Enforcement and Litigation Matters.”

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see the section of the 2020 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements.”

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

The Plan contemplates that the Fire Victim Trust will be treated as a “qualified settlement fund” for U.S. federal and state income tax purposes, subject to PG&E Corporation’s ability to elect to treat the Fire Victim Trust as a “grantor trust” for U.S. federal and state income tax purposes instead. In January 2021, PG&E Corporation received an IRS ruling that states the Utility is eligible to make a grantor trust election for U.S. federal income tax purposes, with respect to the Fire Victim Trust and addressed certain, but not all, related issues. PG&E Corporation believes benefits associated with “grantor trust” treatment, including, a potentially larger tax deduction related to the proceeds realized by the Fire Victim Trust from the sale of shares contributed to the Fire Victim Trust, could be realized, but only if PG&E Corporation and the Fire Victim Trust can meet certain requirements of the Internal Revenue Code and Treasury Regulations thereunder, relating to sales of PG&E Corporation stock. PG&E Corporation expects to elect grantor trust treatment if it is able to enter into a definitive agreement with the Fire Victim Trust. On April 28, 2021, the Bankruptcy Court issued an oral ruling that it would approve the material terms of an agreement between PG&E Corporation, the Utility and the Fire Victim Trust that supports the election of the grantor trust treatment. There can be no assurance that the parties will execute a definitive agreement or that PG&E Corporation will be able to avail itself of the benefits of a grantor trust election.

If PG&E Corporation were to elect to treat the Fire Victim Trust as a “grantor trust,” any shares owned by the Fire Victim Trust would effectively be excluded from the total number of outstanding equity securities when calculating a person’s Percentage Ownership (as defined in the Amended Articles) for purposes of the Ownership Restrictions. For example, whereas the number of outstanding shares of PG&E Corporation common stock for corporate purposes as of April 26, 2021 was 1,985,105,703 shares, for purposes of the Ownership Restrictions, the number of outstanding shares of PG&E Corporation common stock would be 1,507,362,113 shares (the number of outstanding shares of common stock less the number of shares owned by the Fire Victim Trust as of April 26, 2021). As such, based on the total number of outstanding equity securities and assuming the Fire Victim Trust has not sold any shares of PG&E Corporation common stock, a person’s effective percentage ownership restriction for purposes of the Amended Articles would be 3.6%. PG&E Corporation does not control the number of shares held by the Fire Victim Trust and is not able to determine in advance the number of shares the Fire Victim Trust will hold. PG&E Corporation intends to periodically make available to investors information about the number of shares of common stock held by the Fire Victim Trust as of a specified date for purposes of the Ownership Restrictions, including in its Quarterly Reports and Annual Reports filed with the SEC.

PG&E Corporation expects to publicly announce its determination on whether it will elect to treat the Fire Victim Trust as a “grantor trust” promptly after entering into definitive documentation with the Fire Victim Trust with respect to meeting certain requirements of the Internal Revenue Code and Treasury Regulations necessary to realize the benefits associated with “grantor trust” treatment. In the event PG&E Corporation makes a “grantor trust” election with respect to the Fire Victim Trust, PG&E Corporation intends to enforce the Ownership Restrictions as described in the foregoing paragraph (excluding any shares owned by the Fire Victim Trust from the number of outstanding equity securities), including with respect to Transfers (as defined in the Amended Articles) occurring before such announcement. However, it is anticipated that the Board of Directors of PG&E Corporation will exempt Transfers to shareholders that occurred prior to July 30, 2020 (the date PG&E Corporation initially announced it was considering treating the Fire Victim Trust as a grantor trust in its Form 10-Q for the quarterly period ended June 30, 2020), solely to the extent that such Transfers would have complied with the Ownership Restrictions if the Ownership Restrictions were applied on the basis that the shares owned by the Fire Victim Trust were treated as outstanding equity securities. For the avoidance of doubt, all other Transfers of equity securities (including acquisitions from and after the July 30, 2020 by shareholders benefiting from an exemption described in the preceding sentence) will continue to be subject to the ownership restrictions. All current and prospective shareholders are advised to consider the foregoing in determining their ownership and acquisition of PG&E Corporation common stock.

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

Although there are a number of unknown facts surrounding Cal Fire’s causation determinations of the 2019 Kincade fire and the 2020 Zogg fire, the Utility could be subject to significant liability in excess of insurance coverage or amounts available under the Wildfire Fund under AB 1054 that would be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. PG&E Corporation and the Utility have also received and have responded or are responding to data requests from the CPUC’s SED relating to the 2019 Kincade fire and the 2020 Zogg fire. Furthermore, the Sonoma County District Attorney’s Office has filed criminal charges against the Utility in connection with the 2019 Kincade fire and the Shasta County District Attorney’s Office is conducting an investigation into the 2020 Zogg fire. If the Utility were to be convicted of the charges in the criminal complaint, the Utility could be subject to fines, penalties, and restitution to victims for their economic losses, as well as non-monetary remedies such as oversight requirements. The Utility does not expect that any of its liability insurance would be available to cover restitution payments ordered by the court presiding over the criminal proceeding. PG&E Corporation and the Utility could be the subject of additional investigations, lawsuits, or enforcement actions in connection with the 2019 Kincade fire, the 2020 Zogg fire or future wildfires.

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

In addition, the 2019 Kincade fire and the 2020 Zogg fire have had and, along with any future wildfires could continue to have adverse consequences on the Utility’s probation proceeding, the Utility’s proceedings with the CPUC and the FERC (including the Safety Culture OII), and future regulatory proceedings, including future applications for the safety certification required by AB 1054. PG&E Corporation and the Utility may also suffer additional reputational harm and face an even more challenging operating, political, and regulatory environment as a result of the 2019 Kincade fire, 2020 Zogg fire or any future wildfires. For more information about the 2019 Kincade fire and the 2020 Zogg fire, see Note 10 in Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2021, PG&E Corporation did not contribute any equity securities to the Utility. Also during the quarter ended March 31, 2021, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2021, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding. During the quarter ended March 31, 2021, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of PG&E Corporation, effective as of May 29, 2002, as amended by the Amendment dated June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609) Exhibit 3.1)

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

4.1
Eighth Supplemental Indenture, dated March 11, 2021, relating to the Mortgage Bonds, between Pacific Gas and Electric Company and the Trustee (including the form of Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 8, 2021 (File No. 1-2348), Exhibit 4.1)

10.1
Underwriting Agreement, dated March 8, 2021, by and among Pacific Gas and Electric Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and MUFG Securities Americas Inc. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 8, 2021 (File No. 1-2348), Exhibit 1.1)

10.2		Repricing Amendment, dated February 1, 2021, by and among PG&E Corporation, the Consenting Lenders, the New Lenders (each as defined therein) and JPMorgan Chase Bank, N.A, as administrative agent

10.3
Amendment No. 1 to Purchase and Sale Agreement, dated as of January 14, 2021, by and between PG&E AR Facility, LLC, as buyer, and Pacific Gas and Electric Company in its capacity as initial Servicer and in its capacity as Originator (incorporated by reference to PG&E Corporation’s Form 10-K dated February 25, 2021 (File No. 1-12609), Exhibit 10.75)

10.4
Amendment No. 1 to Receivables Financing Agreement, dated as of January 14, 2021, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (incorporated by reference to PG&E Corporation’s Form 10-K dated February 25, 2021 (File No. 1-12609), Exhibit 10.77)

10.5
Amendment No. 2 to Receivables Financing Agreement, dated as of February 12, 2021, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (incorporated by reference to PG&E Corporation’s Form 10-K dated February 25, 2021 (File No. 1-12609), Exhibit 10.78)

10.6
Master Transaction Agreement, dated as of February 2, 2021, by and between Pacific Gas and Electric Company and Golden State Licensing, LLC (incorporated by reference to PG&E Corporation’s Form 10-K dated February 25, 2021 (File No. 1-12609), Exhibit 10.80)

10.7	*	Offer Letter between Pacific Gas and Electric Company and Adam L. Wright, dated January 16, 2021

10.8	*	Restricted Stock Unit Agreement between Adam L. Wright and Pacific Gas and Electric Company, dated March 1, 2021

10.9	*	Offer Letter between Pacific Gas and Electric Company and Marlene M. Santos, dated January 26, 2021

10.10	*	Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Marlene M. Santos, dated March 15, 2021

10.11	*	Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Christopher A. Foster, dated March 22, 2021

10.12		Offer Letter between Pacific Gas and Electric Company and Jason M. Glickman, dated March 24, 2021

10.13	*	Form of Restricted Stock Unit Agreement for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

10.14	*	Form of Performance Share Unit Agreement subject to customer experience, public safety and financial goals for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

10.15	*	Form of Performance Share Unit Agreement subject to total shareholder return goals for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan

10.16	*
Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2021 (incorporated by reference to PG&E Corporation’s Form 8-K dated February 9, 2021 (File No. 1-12609))

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*Management contract or compensatory agreement.

**Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

/s/ CHRISTOPHER A. FOSTER
Christopher A. Foster Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

/s/ DAVID S. THOMASON
David S. Thomason Vice President, Chief Financial Officer and Controller (duly authorized officer and principal financial officer)

Dated: April 29, 2021