Form 10-Q
period 2021-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2021-07-29
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				June 30, 2021
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 26, 2021:
PG&E Corporation:	2,463,016,638*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly owned subsidiary of PG&E Corporation.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
TABLE OF CONTENTS

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2019 Wildfire Mitigation Plan	the wildfire mitigation plan for 2019 submitted by the Utility to the CPUC pursuant to SB 901, previously also referred to as the “2019 Wildfire Safety Plan”
2020 Form 10-K	PG&E Corporation and Pacific Gas and Electric Company’s combined Annual Report on Form 10-K for the year ended December 31, 2020
AB	Assembly bill
ALJ	Administrative Law Judge
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB
Backstop Commitment Letters	the Chapter 11 Plan Backstop Commitment Letters entered into by PG&E Corporation and the Backstop Parties dated as of March 6, 2020, as amended
Backstop Party	a third-party investor party to a Backstop Commitment Letter
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCA	Community Choice Aggregator
CEMA	Catastrophic Event Memorandum Account
Chapter 11	chapter 11 of title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CHT	customer harm threshold
Confirmation Order	the order confirming PG&E Corporation’s and the Utility’s and the Shareholder Proponents’ Joint Chapter 11 Plan of Reorganization, dated as of June 20, 2020 with the Bankruptcy Court
CPE	central procurement entities
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
CUE	Coalition of California Utility Employees
Diablo Canyon	Diablo Canyon nuclear power plant
DTSC	Department of Toxic Substances Control
Effective Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EIR	electric incident report
EMANI	European Mutual Association for Nuclear Insurance
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be funded
Formula Rate Proceedings	TO20 rate case
Forward Stock Purchase Agreements	prepaid forward contracts between PG&E Corporation and the Backstop Parties dated as of June 19, 2020
FRMMA	Fire Risk Mitigation Memorandum Account

GAAP	U.S. Generally Accepted Accounting Principles
GO	General Order
GRC	general rate case
GT&S	gas transmission and storage
HSM	Hazardous Substance Memorandum Account
IOU(s)	investor-owned utility(ies)
IRS	Internal Revenue Service
Lakeside Building	300 Lakeside Drive, Oakland, California 94612
LSE	load serving entity
MW	1 Megawatt (MW) = One thousand kilowatts
MWh	1 Megawatt-Hour (MWh) = One megawatt continuously for one hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this Form 10-Q
MGP(s)	manufactured gas plants
Monitor	third-party monitor retained as part of its compliance with the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction
NAV	net asset value
NBC	non-bypassable charge
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NRC	Nuclear Regulatory Commission
OEIS	On July 1, 2021, the Wildfire Safety Division became the Office of Energy Infrastructure Safety. For consistency, this Quarterly Report on Form 10-Q uses “OEIS” to refer to both.
OII	order instituting investigation
OIR	order instituting rulemaking
OSA	Office of the Safety Advocate, a division of the CPUC
PCIA	Power Charge Indifference Adjustment
PERA	Public Employees Retirement Association of New Mexico
POD	Presiding Officer’s Decision
PD	proposed decision
Petition Date	January 29, 2019
the Plan	Debtors’ and Shareholder Proponents’ Joint Chapter 11 Plan of Reorganization, dated June 19, 2020
PSPS	Public Safety Power Shutoff
RA	resource adequacy
RAMP	Risk Assessment Mitigation Phase Report
ROE	return on equity
RSA	restructuring support agreement (as amended)
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Accounts
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SED	Safety and Enforcement Division of the CPUC
SFGO	office space generally located at 25 Beale Street, 45 Beale Street, 77 Beale Street, 50 Main Street, 215 Market Street, and 245 Market Street, San Francisco, California 94105, and associated properties owned by the Utility
SPV	PG&E AR Facility, LLC
Tax Act	Tax Cuts and Jobs Act of 2017

TCC	Official Committee of Tort Claimants
TCC RSA	Restructuring Support Agreement dated December 6, 2019 with the TCC and attorneys and other advisors and agents for certain holders of Fire Victim Claims (as defined therein), as amended
TO	transmission owner
TURN	The Utility Reform Network
Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
VMBA	Vegetation Management Balancing Account
WEMA	Wildfire Expense Memorandum Account
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment
Wildfires OII	Order Instituting Investigation into the 2017 Northern California wildfires and the 2018 Camp fire
WMBA	Wildfire Mitigation Balancing Account
WMCE	Wildfire Mitigation and Catastrophic Events
WMP	Wildfire Mitigation Plan
WMPMA	Wildfire Mitigation Plan Memorandum Account

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

•the risks and uncertainties associated with wildfires that have occurred, are occurring or may occur in the Utility’s service territory, including the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), the wildfire that began on September 27, 2020 in the area of Zogg Mine Road and Jenny Bird Lane, north of Igo in Shasta County, California (the “2020 Zogg fire”), the wildfire that began on July 13, 2021 near the Feather River Canyon in Butte County (the “2021 Dixie fire”), and any other wildfires for which the cause has yet to be determined, the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC and the District Attorneys’ offices of Sonoma, Shasta, Butte, and Plumas Counties; the outcome of the criminal proceedings initiated against the Utility by the Sonoma County District Attorney in connection with the 2019 Kincade fire, including the assertion of 33 criminal charges; the timing and outcome of the referral of the Cal Fire report to the Shasta County District Attorney in connection with the 2020 Zogg fire; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; the risk that the Utility is not able to recover costs from insurance, the Wildfire Fund or through rates; and the effect on PG&E Corporation’s and the Utility’s reputations of such wildfires, investigations and proceedings;

•the Utility’s Community Wildfire Safety Program’s ability to help reduce wildfire threats and improve safety as a result of climate-driven wildfires and extreme weather, including the Utility’s ability to comply with the targets and metrics set forth in its WMP; whether the Utility is able to retain or contract for the workforce necessary to execute its Community Wildfire Safety Program; and the cost of the program and the timing and outcome of any proceeding to recover such costs through rates;

•the impact of wildfires, droughts, floods, high winds, lightning, extreme heat events (including recent extreme heat events during the 2021 wildfire season) or other weather-related conditions or events, climate change, natural disasters, acts of terrorism, war, vandalism (including cyber-attacks), downed power lines, and other events, that can cause unplanned outages, reduce generating output, disrupt the Utility’s service to customers, or damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies, and the effectiveness of the Utility’s efforts to prevent or respond to such conditions or events; and the reparation and other costs that the Utility may incur in connection with such conditions or events; the impact of the adequacy of the Utility’s emergency preparedness; whether the Utility incurs liability to third parties for property damage or personal injury caused by such events; whether the Utility is able to procure replacement power; and whether the Utility is subject to civil, criminal, or regulatory penalties in connection with such events;

•the breakdown or failure of equipment that can cause damages, including fires, and unplanned outages; and whether the Utility will be subject to investigations, penalties, and other costs in connection with such events;

•the risks and uncertainties associated with the Utility’s ability to maintain a valid safety certification;

•the risks and uncertainties associated with the Utility’s ability to access the Wildfire Fund, including whether the Wildfire Fund has sufficient remaining funds;

•the impact of the Utility’s implementation of its PSPS program, including the timing and outcome of the purported PSPS class action filed in December 2019, and whether any fines, penalties or civil liability for damages will be imposed on the Utility as a result; the costs in connection with PSPS events, the timing and outcome of any proceeding to recover such costs through rates, and the effects on PG&E Corporation’s and the Utility’s reputations caused by implementation of the PSPS program;

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

•the timing and outcomes of the Utility’s pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through regulated rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested;

•the timing and outcome in the Court of Appeals of the appeal of the FERC’s order denying rehearing on March 17, 2020 granting the Utility a 50-basis point ROE incentive adder for continued participation in the CAISO;

•the outcome of current and future self-reports, investigations or other enforcement actions, or notices of violation that could be issued related to the Utility’s compliance with laws, rules, regulations, or orders applicable to its gas and electric operations; the construction, expansion, or replacement of its electric and gas facilities; electric grid reliability; audit, inspection and maintenance practices; customer billing and privacy; physical and cybersecurity protections; environmental laws and regulations; or otherwise, such as fines, penalties, remediation obligations, the transfer of ownership of the Utility’s assets to municipalities or other public entities, or the implementation of corporate governance, operational or in connection with the EOEP or other changes;

•the ability of the Utility to meet the conditions in its corrective action plan and exit the EOEP;

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

•the availability, cost, coverage, and terms of the Utility’s insurance, including insurance for wildfire, nuclear, and other liabilities, the timing of any insurance recoveries, and recovery of the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;

•increased employee attrition as a result of the challenging political and operating environment facing PG&E Corporation and the Utility;

•the outcome of the probation and the Monitorship imposed by the federal court after the Utility’s conviction in the federal criminal trial in 2017, the timing and outcome of the debarment proceeding remedial costs that the Utility may incur in connection with the outcomes including the costs of complying with any additional conditions of probation imposed in connection with the Utility’s federal criminal proceeding, such as expenses associated with any material expansion of the Utility’s vegetation management program, as well as the impact of additional conditions of probation on PG&E Corporation’s and the Utility’s ability to make distributions to shareholders;

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

•cyber or physical attacks on the Utility or its third-party vendors, contractors, or customers, which could result in operational disruption; the misappropriation or loss of confidential or proprietary assets, information or data, including customer, employee, financial, or operating system information, or intellectual property; corruption of data; or potential costs, lost revenues, or reputational harm;

•the ultimate amount of unrecoverable environmental costs the Utility incurs associated with the Utility’s natural gas compressor station site located near Hinkley, California and the Utility’s fossil fuel-fired generation sites;

•the impact that reductions in Utility customer demand for electricity and natural gas, driven by customer departures to CCAs and direct access providers, have on the Utility’s ability to make and recover its investments through rates and earn its authorized return on equity, and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources, and changing customer demand for its natural gas and electric services;

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

•the amount and timing of charges reflecting probable liabilities for third-party claims and the extent to which costs incurred in connection with third-party claims or litigation can be recovered through insurance, rates, or from other third parties;

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

•the timing and outcome of future regulation and federal, state or local legislation, their implementation, and their interpretation, the cost to comply with such regulation and legislation, and the extent to which the Utility recovers its associated compliance and investment costs, including those regarding:
◦wildfires, including inverse condemnation reform, wildfire insurance, and additional wildfire mitigation measures or other reforms targeted at the Utility or its industry;

◦the environment, including the costs incurred to discharge the Utility’s remediation obligations or the costs to comply with standards for greenhouse gas emissions, renewable energy targets, energy efficiency standards, distributed energy resources, and electric vehicles;

◦the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, and cooling water intake, and the Utility’s ability to continue operating Diablo Canyon until its planned retirement;

◦the regulation of utilities and their holding companies, including the conditions imposed on PG&E Corporation when it became the Utility’s holding company and whether the Utility can make distributions to PG&E Corporation; and

◦taxes and tax audits,

•actions by credit rating agencies to downgrade PG&E Corporation or the Utility’s credit ratings or to place those ratings on negative outlook;

•whether PG&E Corporation’s and the Utility’s counterparties are available and able to meet their financial and performance obligations with respect to contracts, credit agreements, and financial instruments;

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

PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “Chapter 11,” “Wildfire and Safety Updates” and “News & Events: Events & Presentations” tabs, respectively, in order to publicly disseminate such information. Specifically, within two hours during business hours or four hours outside of business hours of the determination that an incident is attributable or allegedly attributable to the Utility’s electric facilities and has resulted in property damage estimated to exceed $50,000, a fatality or injuries requiring overnight in-patient hospitalization, or significant public or media attention, the Utility is required to submit an EIR including information about such incident. The information included in an EIR is limited and may not include important information about the facts and circumstances about the incident due to the limited scope of the reporting requirements and timing of the report and is necessarily limited to information to which the Utility has access at the time of the report. Ignitions are also reportable under CPUC Decision 14-02-015 when they involve self-propagating fire of material other than electrical or communication facilities; the fire traveled greater than one linear meter from the ignition point; and the Utility has knowledge that the fire occurred. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such website is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Electric	$3,951	$3,435	$7,346	$6,475
Natural gas	1,264	1,098	2,585	2,364
Total operating revenues	5,215	4,533	9,931	8,839
Operating Expenses
Cost of electricity	847	759	1,437	1,304
Cost of natural gas	187	134	494	418
Operating and maintenance	2,583	2,141	4,919	4,108
Wildfire-related claims, net of insurance recoveries	(5)	170	167	170
Wildfire Fund expense	118	173	237	173
Depreciation, amortization, and decommissioning	851	874	1,739	1,729
Total operating expenses	4,581	4,251	8,993	7,902
Operating Income	634	282	938	937
Interest income	15	12	17	28
Interest expense	(398)	(199)	(806)	(453)
Other income, net	128	100	255	197
Reorganization items, net	(11)	(1,624)	(11)	(1,800)
Income (Loss) Before Income Taxes	368	(1,429)	393	(1,091)
Income tax provision (benefit)	(33)	539	(131)	503
Net Income (Loss)	401	(1,968)	524	(1,594)
Preferred stock dividend requirement of subsidiary	4	4	7	7
Income (Loss) Attributable to Common Shareholders	$397	$(1,972)	$517	$(1,601)
Weighted Average Common Shares Outstanding, Basic	1,985	529	1,985	529
Weighted Average Common Shares Outstanding, Diluted	2,146	529	2,146	529
Net Income (Loss) Per Common Share, Basic	$0.20	$(3.73)	$0.26	$(3.03)
Net Income (Loss) Per Common Share, Diluted	$0.18	$(3.73)	$0.24	$(3.03)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$401	$(1,968)	$524	$(1,594)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	—	1	—
Total other comprehensive income	—	—	1	—
Comprehensive Income (Loss)	401	(1,968)	525	(1,594)
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Income (Loss) Attributable to Common Shareholders	$397	$(1,972)	$518	$(1,601)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$307	$484
Restricted cash	12	143
Accounts receivable:
Customers (net of allowance for doubtful accounts of $304 million and $146 million at respective dates) (includes $1.67 billion and $1.63 billion related to VIEs, net of allowance for doubtful accounts of $304 million and $143 million at respective dates)	1,909	1,883
Accrued unbilled revenue (includes $1.03 billion and $959 million related to VIEs at respective dates)	1,134	1,083
Regulatory balancing accounts	2,759	2,001
Other	1,323	1,172
Regulatory assets	622	410
Inventories:
Gas stored underground and fuel oil	44	95
Materials and supplies	521	533
Wildfire Fund asset	464	464
Other	1,194	1,334
Total current assets	10,289	9,602
Property, Plant, and Equipment
Electric	69,239	66,982
Gas	25,082	24,135
Construction work in progress	2,778	2,757
Other	20	20
Total property, plant, and equipment	97,119	93,894
Accumulated depreciation	(28,775)	(27,758)
Net property, plant, and equipment	68,344	66,136
Other Noncurrent Assets
Regulatory assets	8,914	8,978
Nuclear decommissioning trusts	3,697	3,538
Operating lease right of use asset	1,477	1,741
Wildfire Fund asset	5,584	5,816
Income taxes receivable	68	67
Other	2,121	1,978
Total other noncurrent assets	21,861	22,118
TOTAL ASSETS	$100,494	$97,856

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions, except share amounts)	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,119	$3,547
Long-term debt, classified as current	4,514	28
Accounts payable:
Trade creditors	2,250	2,402
Regulatory balancing accounts	1,067	1,245
Other	653	580
Operating lease liabilities	415	533
Interest payable	480	498
Disputed claims and customer refunds	245	242
Wildfire-related claims	1,668	2,250
Other	2,082	2,256
Total current liabilities	15,493	13,581
Noncurrent Liabilities
Long-term debt (includes $1.0 billion related to VIEs at respective dates)	35,955	37,288
Regulatory liabilities	11,218	10,424
Pension and other post-retirement benefits	2,367	2,444
Asset retirement obligations	6,554	6,412
Deferred income taxes	1,618	1,398
Operating lease liabilities	1,061	1,208
Other	4,429	3,848
Total noncurrent liabilities	63,202	63,022
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 shares at respective dates; 1,985,273,048 and 1,984,678,673 shares outstanding at respective dates	30,245	30,224
Reinvested earnings	(8,672)	(9,196)
Accumulated other comprehensive loss	(26)	(27)
Total shareholders’ equity	21,547	21,001
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	21,799	21,253
TOTAL LIABILITIES AND EQUITY	$100,494	$97,856

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$524	$(1,594)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,739	1,729
Allowance for equity funds used during construction	(61)	(21)
Deferred income taxes and tax credits, net	228	869
Reorganization items, net (Note 2)	(62)	1,558
Wildfire Fund expense	237	173
Other	385	142
Effect of changes in operating assets and liabilities:
Accounts receivable	(300)	(389)
Wildfire-related insurance receivable	(108)	99
Inventories	(1)	(19)
Accounts payable	119	722
Wildfire-related claims	(582)	619
Income taxes receivable/payable	—	—
Other current assets and liabilities	(281)	529
Regulatory assets, liabilities, and balancing accounts, net	(739)	(1,570)
Liabilities subject to compromise	—	413
Other noncurrent assets and liabilities	132	31
Net cash provided by operating activities	1,230	3,291
Cash Flows from Investing Activities
Capital expenditures	(3,620)	(3,399)
Proceeds from sales and maturities of nuclear decommissioning trust investments	952	787
Purchases of nuclear decommissioning trust investments	(948)	(837)
Other	48	8
Net cash used in investing activities	(3,568)	(3,441)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	—	500
Debtor-in-possession credit facility debt issuance costs	—	(3)
Bridge facility financing fees	—	(73)
Borrowings under revolving credit facilities	4,432	—
Repayments under revolving credit facilities	(5,867)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs of $33 and $165 at respective dates	3,171	13,510
Repayment of long-term debt	(14)	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	350	—
Other	(42)	20
Net cash provided by financing activities	2,030	13,954
Net change in cash, cash equivalents, and restricted cash	(308)	13,804
Cash, cash equivalents, and restricted cash at January 1	627	1,577
Cash, cash equivalents, and restricted cash at June 30	$319	$15,381
Less: Restricted cash and restricted cash equivalents	(12)	(14,413)
Cash and cash equivalents at June 30	$307	$968
.

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(702)	$—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$614	$273
Operating lease liabilities arising from obtaining right-of-use assets	20	13

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2020	1,984,678,673	$30,224	$(9,196)	$(27)	$21,001	$252	$21,253
Net income	—	—	123	—	123	—	123
Other comprehensive income	—	—	—	1	1	—	1
Common stock issued, net	427,030	—	—	—	—	—	—
Stock-based compensation amortization	—	2	—	—	2	—	2
Balance at March 31, 2021	1,985,105,703	$30,226	$(9,073)	$(26)	$21,127	$252	$21,379
Net income	—	—	401	—	401	—	401
Other comprehensive income	—	—	—	—	—	—	—
Common stock issued, net	167,345	—	—	—	—	—	—
Stock-based compensation amortization	—	19	—	—	19	—	19
Balance at June 30, 2021	1,985,273,048	$30,245	$(8,672)	$(26)	$21,547	$252	$21,799

(in millions, except share amounts)	Common Stock Shares	Common Stock Amount	Reinvested Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
Balance at December 31, 2019	529,236,741	$13,038	$(7,892)	$(10)	$5,136	$252	$5,388
Net income	—	—	374	—	374	—	374
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	549,155	—	—	—	—	—	—
Stock-based compensation amortization	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2020	529,785,896	$13,035	$(7,518)	$(10)	$5,507	$252	$5,759
Net loss	—	—	(1,968)	—	(1,968)	—	(1,968)
Other comprehensive loss	—	—	—	—	—	—	—
Common stock issued, net	7,459	—	—	—	—	—	—
Stock-based compensation amortization	—	10	—	—	10	—	10
Balance at June 30, 2020	529,793,355	$13,045	$(9,486)	$(10)	$3,549	$252	$3,801

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues
Electric	$3,951	$3,435	$7,346	$6,475
Natural gas	1,264	1,098	2,585	2,364
Total operating revenues	5,215	4,533	9,931	8,839
Operating Expenses
Cost of electricity	847	759	1,437	1,304
Cost of natural gas	187	134	494	418
Operating and maintenance	2,581	2,145	4,912	4,110
Wildfire-related claims, net of insurance recoveries	(5)	170	167	170
Wildfire Fund expense	118	173	237	173
Depreciation, amortization, and decommissioning	851	874	1,739	1,729
Total operating expenses	4,579	4,255	8,986	7,904
Operating Income	636	278	945	935
Interest income	15	12	17	28
Interest expense	(342)	(189)	(690)	(441)
Other income, net	124	93	257	186
Reorganization items, net	(10)	(111)	(12)	(204)
Income Before Income Taxes	423	83	517	504
Income tax provision (benefit)	(17)	556	(100)	526
Net Income (Loss)	440	(473)	617	(22)
Preferred stock dividend requirement	4	4	7	7
Income (Loss) Attributable to Common Stock	$436	$(477)	$610	$(29)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$440	$(473)	$617	$(22)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive Income (Loss)	$440	$(473)	$617	$(22)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$233	$261
Restricted cash	12	143
Accounts receivable:
Customers (net of allowance for doubtful accounts of $304 million and $146 million at respective dates) (includes $1.67 billion and $1.63 billion related to VIEs, net of allowance for doubtful accounts of $304 million and $143 million at respective dates)	1,909	1,883
Accrued unbilled revenue (includes $1.03 billion and $959 million related to VIEs at respective dates)	1,134	1,083
Regulatory balancing accounts	2,759	2,001
Other	1,324	1,180
Regulatory assets	622	410
Inventories:
Gas stored underground and fuel oil	44	95
Materials and supplies	521	533
Wildfire Fund asset	464	464
Other	1,181	1,321
Total current assets	10,203	9,374
Property, Plant, and Equipment
Electric	69,239	66,982
Gas	25,082	24,135
Construction work in progress	2,778	2,757
Other	18	18
Total property, plant, and equipment	97,117	93,892
Accumulated depreciation	(28,773)	(27,756)
Net property, plant, and equipment	68,344	66,136
Other Noncurrent Assets
Regulatory assets	8,914	8,978
Nuclear decommissioning trusts	3,697	3,538
Operating lease right of use asset	1,474	1,736
Wildfire Fund asset	5,584	5,816
Income taxes receivable	67	66
Other	1,962	1,818
Total other noncurrent assets	21,698	21,952
TOTAL ASSETS	$100,245	$97,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Balance At
(in millions. except share amounts)	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,119	$3,547
Long-term debt, classified as current	4,488	—
Accounts payable:
Trade creditors	2,249	2,366
Regulatory balancing accounts	1,067	1,245
Other	660	624
Operating lease liabilities	413	530
Interest payable	429	444
Disputed claims and customer refunds	245	242
Wildfire-related claims	1,668	2,250
Other	2,079	2,248
Total current liabilities	15,417	13,496
Noncurrent Liabilities
Long-term debt (includes $1.0 billion related to VIEs at respective dates)	31,361	32,664
Regulatory liabilities	11,218	10,424
Pension and other post-retirement benefits	2,256	2,328
Asset retirement obligations	6,554	6,412
Deferred income taxes	1,820	1,570
Operating lease liabilities	1,061	1,206
Other	4,465	3,886
Total noncurrent liabilities	58,735	58,490
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	28,286	28,286
Reinvested earnings	(3,768)	(4,385)
Accumulated other comprehensive loss	(5)	(5)
Total shareholders’ equity	26,093	25,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,245	$97,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$617	$(22)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,739	1,729
Allowance for equity funds used during construction	(61)	(21)
Deferred income taxes and tax credits, net	257	890
Reorganization items, net (Note 2)	(29)	13
Wildfire Fund expense	237	173
Other	353	138
Effect of changes in operating assets and liabilities:
Accounts receivable	(293)	(374)
Wildfire-related insurance receivable	(108)	99
Inventories	(1)	(19)
Accounts payable	84	701
Wildfire-related claims	(582)	619
Income taxes receivable/payable	—	—
Other current assets and liabilities	(272)	(4)
Regulatory assets, liabilities, and balancing accounts, net	(739)	(1,570)
Liabilities subject to compromise	—	401
Other noncurrent assets and liabilities	133	47
Net cash provided by operating activities	1,335	2,800
Cash Flows from Investing Activities
Capital expenditures	(3,620)	(3,399)
Proceeds from sales and maturities of nuclear decommissioning trust investments	952	787
Purchases of nuclear decommissioning trust investments	(948)	(837)
Other	48	8
Net cash used in investing activities	(3,568)	(3,441)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	—	500
Debtor-in-possession credit facility debt issuance costs	—	(3)
Bridge facility financing fees	—	(33)
Borrowings under revolving credit facilities	4,432	—
Repayments under revolving credit facilities	(5,867)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs of $33 and $75 at respective dates	3,171	8,850
Proceeds from sale of future revenue from transmission tower license sales, net of fees	350	—
Other	(12)	20
Net cash provided by financing activities	2,074	9,334
Net change in cash, cash equivalents, and restricted cash	(159)	8,693
Cash, cash equivalents, and restricted cash at January 1	404	1,129
Cash, cash equivalents, and restricted cash at June 30	$245	$9,822
Less: Restricted cash and restricted cash equivalents	(12)	(9,076)
Cash and cash equivalents at June 30	$233	$746

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(595)	$—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$614	$273
Operating lease liabilities arising from obtaining right-of-use assets	20	13

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$258	$1,322	$28,286	$(4,385)	$(5)	$25,476
Net income	—	—	—	177	—	177
Balance at March 31, 2021	$258	$1,322	$28,286	$(4,208)	$(5)	$25,653
Net income	—	—	—	440	—	440
Balance at June 30, 2021	$258	$1,322	$28,286	$(3,768)	$(5)	$26,093

(in millions)	Preferred Stock	Common Stock Amount	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$258	$1,322	$8,550	$(4,796)	$1	$5,335
Net income	—	—	—	451	—	451
Balance at March 31, 2020	$258	$1,322	$8,550	$(4,345)	$1	$5,786
Net loss	—	—	—	(473)	—	(473)
Balance at June 30, 2020	$258	$1,322	$8,550	$(4,818)	$1	$5,313

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

Various electricity suppliers filed claims in the Utility’s 2001 prior proceeding filed under Chapter 11 of the U.S. Bankruptcy Code seeking payment for energy supplied to the Utility’s customers between May 2000 and June 2001. While the FERC and judicial proceedings are pending, the Utility pursued settlements with electricity suppliers and entered into a number of settlement agreements with various electricity suppliers to resolve some of these disputed claims and to resolve the Utility’s refund claims against these electricity suppliers. Under these settlement agreements, amounts payable by the parties, in some instances, would be subject to adjustment based on the outcome of the various refund offset and interest issues being considered by the FERC. Generally, any net refunds, claim offsets, or other credits that the Utility receives from electricity suppliers either through settlement or through the conclusion of the various FERC and judicial proceedings are refunded to customers through rates in future periods. On May 20, 2021, the FERC approved an uncontested filing that will result in a final market clearing and funds distribution associated with the issues being considered by the FERC. Upon the completion of several intervening steps, including obtaining approval of the bankruptcy courts overseeing the Utility’s prior bankruptcy proceeding as well as the bankruptcy of the California Power Exchange, the FERC will determine final amounts owed to and from the California electric IOUs. At June 30, 2021 and December 31, 2020, the Condensed Consolidated Balance Sheets reflected $245 million and $242 million, respectively, in net claims within Disputed claims and customer refunds. Pursuant to the Plan, on and after the Effective Date, the holders of such claims are entitled to pursue their claims against the Reorganized Utility as if the Chapter 11 Cases had not been commenced.

On September 1, 2020, PG&E Corporation and the Utility filed a motion with the Bankruptcy Court requesting that the court approve an alternative dispute resolution process for resolving disputed general unsecured claims and appoint a panel of mediators in the process. On September 25, 2020, the court approved the motion and on October 28, 2020, appointed a panel of mediators. The mediators’ role is to assist various claims through a Standard and Abbreviated Mediation Process.

On October 27, 2020, PG&E Corporation and the Utility filed a motion for entry of an order extending the deadline for PG&E Corporation and the Utility to object to claims, requesting an additional 180 days beyond December 31, 2020 to process claims. On April 5, 2021, the Bankruptcy Court entered an order further extending the deadline to object to claims through and including December 23, 2021, except for certain claims filed by Cal Fire, for which the deadline is September 30, 2021, in each case without prejudice to the rights of PG&E Corporation and the Utility to seek additional extensions thereof. By stipulation approved by the Bankruptcy Court, the objection deadline for certain claims asserted by the United States has been extended to October 1, 2021, November 1, 2021 or December 31, 2021, depending on the claim.

Reorganization Items, Net

Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and financing costs, net of interest income and other. Cash paid for reorganization items, net was $2 million and $24 million for PG&E Corporation and the Utility, respectively, during the three months ended June 30, 2021 as compared to $33 million and $90 million for PG&E Corporation and the Utility, respectively, during the same period in 2020. Cash paid for reorganization items, net was $31 million and $41 million for PG&E Corporation and the Utility, respectively, during the six months ended June 30, 2021 as compared to $90 million and $207 million for PG&E Corporation and the Utility, respectively, during the same period in 2020. Reorganization items, net for the three and six months ended June 30, 2021 and 2020 include the following:

	Three Months Ended June 30, 2021
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$—	$—	$—
Legal and other	15	1	16
Other	(5)	—	(5)
Total reorganization items, net	$10	$1	$11

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.

	Three Months Ended June 30, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$1	$—	$1
Legal and other (2)	110	1,513	1,623
Interest income	—	—	—
Total reorganization items, net	$111	$1,513	$1,624

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Amount includes $1.5 billion in equity backstop premium expense, bridge loan facility fees, and trustee fees.

	Six Months Ended June 30, 2021
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$—	$—	$—
Legal and other	21	(1)	20
Other	(9)	—	(9)
Total reorganization items, net	$12	$(1)	$11

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.

	Six Months Ended June 30, 2020
(in millions)	Utility	PG&E Corporation (1)	PG&E Corporation Consolidated
Debtor-in-possession financing costs	$3	$—	$3
Legal and other (2)	206	1,598	1,804
Interest income	(5)	(2)	(7)
Total reorganization items, net	$204	$1,596	$1,800

(1) PG&E Corporation amounts reflected under the column “PG&E Corporation” exclude the accounts of the Utility.
(2) Amount includes $1.5 billion in equity backstop premium expense, bridge loan facility fees, and trustee fees.

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

Consolidated VIE

The SPV created in connection with the Receivables Securitization Program (as defined below in Note 5) in October 2020 is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2021, the aggregate principal amount of the loans made by the Lenders cannot exceed $1.0 billion outstanding at any time. The Receivables Securitization Program is scheduled to terminate on October 5, 2022, unless extended or earlier terminated.

The SPV is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the period ended June 30, 2021 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2021 and December 31, 2020, the SPV had net accounts receivable of $2.7 billion and $2.6 billion, respectively, and outstanding borrowings of $1.0 billion and $1.0 billion, respectively, under the Receivables Securitization Program.

Non-Consolidated VIEs

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs. Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility. To determine whether the Utility was the primary beneficiary of any of these VIEs at June 30, 2021, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs at June 30, 2021, it did not consolidate any of them.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost for benefits earned (1)	$146	$132	$16	$16
Interest cost	162	179	13	15
Expected return on plan assets	(262)	(261)	(35)	(35)
Amortization of prior service cost	(2)	(2)	3	4
Amortization of net actuarial loss	2	1	(8)	(5)
Net periodic benefit cost	46	49	(11)	(5)
Regulatory account transfer (2)	37	34	—	—
Total	$83	$83	$(11)	$(5)

(1) A portion of service costs are capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost for benefits earned (1)	$293	$264	$32	$31
Interest cost	323	357	26	31
Expected return on plan assets	(523)	(522)	(70)	(69)
Amortization of prior service cost	(3)	(3)	7	7
Amortization of net actuarial loss	3	2	(16)	(10)
Net periodic benefit cost	93	98	(21)	(10)
Regulatory account transfer (2)	74	68	—	—
Total	$167	$166	$(21)	$(10)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended June 30, 2021
Beginning balance	$(38)	$17	$(21)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $1, respectively)	(1)	2	1
Amortization of net actuarial loss (net of taxes of $1 and $2, respectively)	1	(6)	(5)
Regulatory account transfer (net of taxes of $0 and $1, respectively)	—	4	4
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(38)	$17	$(21)

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

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2021
Beginning balance	$(39)	$17	$(22)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $2, respectively)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $1 and $4, respectively)	2	(12)	(10)
Regulatory account transfer (net of taxes of $0 and $2, respectively)	1	7	8
Net current period other comprehensive gain (loss)	1	—	1
Ending balance	$(38)	$17	$(21)

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

Regulatory Balancing Account Revenue

The CPUC authorizes most of the Utility’s revenues in the Utility’s GRC and GT&S rate cases, which have been combined in the 2023 GRC. The Utility’s ability to recover revenue requirements authorized by the CPUC in these rate cases is independent, or “decoupled,” from the volume of the Utility’s sales of electricity and natural gas services. The Utility recognizes revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months. Generally, electric and natural gas operating revenue is recognized ratably over the year. The Utility records a balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Electric
Revenue from contracts with customers
Residential	$1,352	$987	$2,815	$2,230
Commercial	1,183	1,075	2,196	2,082
Industrial	305	342	632	682
Agricultural	431	368	583	491
Public street and highway lighting	18	17	35	34
Other (1)	285	269	222	203
Total revenue from contracts with customers - electric	3,574	3,058	6,483	5,722
Regulatory balancing accounts (2)	377	377	863	753
Total electric operating revenue	$3,951	$3,435	$7,346	$6,475

Natural gas
Revenue from contracts with customers
Residential	$418	$426	$1,626	$1,492
Commercial	139	110	384	344
Transportation service only	346	296	672	643
Other (1)	(137)	(159)	(184)	(180)
Total revenue from contracts with customers - gas	766	673	2,498	2,299
Regulatory balancing accounts (2)	498	425	87	65
Total natural gas operating revenue	1,264	1,098	2,585	2,364
Total operating revenues	$5,215	$4,533	$9,931	$8,839

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

On the Effective Date, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. San Diego Gas & Electric Company and Southern California Edison made their initial contributions to the Wildfire Fund in September 2019. On December 30, 2020, the Utility made its second annual contribution of $193 million to the Wildfire Fund. As of June 30, 2021, PG&E Corporation and the Utility have eight remaining annual contributions of $193 million (based on the current Wildfire Fund allocation metric). PG&E Corporation and the Utility account for the contributions to the Wildfire Fund similarly to prepaid insurance with expense being allocated to periods ratably based on an estimated period of coverage.

As of June 30, 2021, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $1.3 billion in Other noncurrent liabilities, $464 million in current assets - Wildfire Fund asset, and $5.6 billion in noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, the Utility recorded amortization and accretion expense of $118 million and $237 million, respectively. The amortization of the asset, accretion of the liability, and if applicable, impairment of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. Expected contributions recorded in Wildfire Fund asset on the Condensed Consolidated Balance Sheets are discounted to the present value using the 10-year US treasury rate at the date PG&E Corporation and the Utility satisfied all the eligibility requirements to participate in the Wildfire Fund. A useful life of 15 years is being used to amortize the Wildfire Fund asset.

AB 1054 did not specify a period of coverage; therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility use a Monte Carlo simulation that began with 12 years of historical, publicly available fire-loss data from wildfires caused by electrical equipment, and subsequently plan to add an additional year of data each following year. The period of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the useful life. These assumptions along with the other assumptions below create a high degree of uncertainty related to the estimated useful life of the Wildfire Fund. The simulation creates annual distributions of potential losses due to fires that could be attributed to the participating electric utilities. Starting with a five year period of historical data, with average annual statewide claims or settlements of approximately $6.5 billion, compared to approximately $2.9 billion for the 12-year historical data, would have decreased the amortization period to six years. Similarly, a ten percent change to the assumption regarding current and future mitigation effort effectiveness would increase the amortization period to 17 years assuming greater effectiveness and would decrease the amortization period to 12 years assuming less effectiveness.

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

PG&E Corporation and the Utility evaluate all assumptions quarterly, or upon claims being made from the Wildfire Fund for catastrophic wildfires, and the expected life of the Wildfire Fund will be adjusted as required. The Wildfire Fund is available to other participating utilities in California and the amount of claims that a participating utility incurs is not limited to their individual contribution amounts. PG&E Corporation and the Utility will assess the Wildfire Fund asset for impairment in the event that a participating utility’s electrical equipment is found to be the substantial cause of a catastrophic wildfire. Timing of any such impairment could lag as the emergence of sufficient cause and claims information can take many quarters and could be limited to public disclosure of the participating electric utility, if ignition were to occur outside the Utility’s service territory. There were fires in the Utility’s and other participating utilities’ services territories since July 12, 2019, including fires for which the cause is currently unknown, which may in the future be determined to be covered by the Wildfire Fund. At June 30, 2021, there were no such known events requiring a reduction of the Wildfire Fund asset nor have there been any claims or withdrawals by the participating utilities against the Wildfire Fund.

Financial Instruments—Credit Losses

PG&E Corporation and the Utility have three categories of financial assets in scope, each with their own associated credit risks. PG&E Corporation and the Utility have incorporated forward-looking data in their estimate of credit loss as follows. Trade receivables are represented by customer accounts receivable and have credit exposure risk related to current economic conditions. Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Lastly, available-for-sale debt securities requires each company to determine if a decline in fair value is below amortized costs basis, or, impaired. Furthermore, if an impairment exists on available-for-sale debt securities, PG&E Corporation and the Utility will examine if there is an intent to sell, if it is more likely than not a requirement to sell prior to recovery, and if a portion of the unrealized loss is a result of credit loss. During the three and six months ended June 30, 2021, expected credit losses of $113 million and $189 million, respectively, were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. During the three and six months ended June 30, 2020, expected credit losses of $44 million, respectively, were recorded to Operating and maintenance expense on the Condensed Consolidated Statements of Income. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA and a FERC regulatory asset. At June 30, 2021, the RUBA current balancing accounts receivable balance was $182 million, and CPPMA and FERC long-term regulatory asset balances were $26 million and $26 million, respectively.

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

In exchange for the exclusive license and entry into the License Agreement, SBA agreed to pay the Utility a purchase price of $973 million. SBA paid the Utility $946 million of such purchase price at the closing pursuant to the Transaction Agreement, which also contemplates the post-closing assignment of additional specified Cell Sites to SBA upon the satisfaction of certain terms and conditions, for which SBA will make additional purchase price payments to the Utility. The closing settlement also reflected an adjustment for an estimated amount of payments received by the Utility from Carriers in the pre-closing period that are allocable to licenses in the post-closing period. The purchase price is subject to further adjustment pursuant to the terms of the Transaction Agreement through August 15, 2021.

The Utility recorded approximately $365 million of the $946 million sales proceeds as a financing obligation, as this portion of the proceeds for existing Cell Sites represents a sale of future revenues. The Utility recorded approximately $106 million of the $946 million sales proceeds as a contract liability (deferred revenue), as a portion of proceeds with respect to the sublicensing of Cell Sites, as well as the Tower Site Agreement represents an upfront payment for access to space on the Utility’s assets. The Utility utilized a third-party discounted cash flow model based on business assumptions and estimates to determine the allocation of the purchase price between the financing obligation and deferred revenue. The financing obligation and deferred revenue are presented within Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The Utility recorded the remaining approximately $475 million ($471 million of which was noncurrent) of the sale proceeds to regulatory liabilities, for the portion that is probable to be returned to customers in accordance with existing revenue sharing practices.

The financing obligation is amortized through Electric operating revenue and Interest expense on the Condensed Consolidated Statements of Income using the effective interest method and the deferred revenue balance is amortized through Electric operating revenue ratably over the 100-year term.

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

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets and Liabilities

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2021	December 31, 2020
Pension benefits (1)	$2,172	$2,245
Environmental compliance costs	1,046	1,112
Utility retained generation (2)	156	181
Price risk management	160	204
Unamortized loss, net of gain, on reacquired debt	43	49
Catastrophic event memorandum account (3)	916	842
Wildfire expense memorandum account (4)	230	400
Fire hazard prevention memorandum account (5)	87	137
Fire risk mitigation memorandum account (6)	52	66
Wildfire mitigation plan memorandum account (7)	407	390
Deferred income taxes (8)	1,257	908
Insurance premium costs (9)	242	294
Wildfire mitigation balancing account (10)	156	156
General rate case memorandum accounts (11)	233	376
Vegetation management balancing account (12)	594	592
COVID-19 pandemic protection memorandum accounts (13)	39	84
Other	1,124	942
Total long-term regulatory assets	$8,914	$8,978

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of June 30, 2021, $61 million in COVID-19 related costs was recorded to CEMA regulatory assets. Recovery of CEMA costs is subject to CPUC review and approval.
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
(6) Includes costs associated with the 2019 WMP for the period January 1, 2019 through June 4, 2019 and other incremental costs associated with fire risk mitigation. Recovery of FRMMA costs is subject to CPUC review and approval.
(7) Includes costs associated with the 2019 WMP for the period June 5, 2019 through December 31, 2019 and the 2020 WMP for the period of January 1, 2020 through December 31, 2020 and the 2021 WMP for the period of January 1, 2021 through June 30, 2021. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and Adjustment Mechanism for Costs Determined in Other Proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period January 1, 2020 through June 30, 2021. Non-current balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
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

(13) On April 16, 2020, the CPUC passed a resolution that established the CPPMA to recover costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential and small business customers. On a go forward basis, the CPPMA applies only to small business customers and was approved on July 27, 2020 with an effective date of March 4, 2020. The RUBA applies to residential customers and was approved on April 13, 2021 with an effective date of June 11, 2020. As of June 30, 2021, the Utility had recorded an aggregate under-collection of $208 million, representing incremental bad debt expense over what was collected in rates for the period the CPPMA and the RUBA are in effect. Of the $208 million under-collection, at June 30, 2021, $182 million is recorded in the RUBA current balancing accounts receivable and $26 million is recorded in the CPPMA. The remaining $13 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2021	December 31, 2020
Cost of removal obligations (1)	$7,139	$6,905
Recoveries in excess of AROs (2)	496	458
Public purpose programs (3)	914	948
Employee benefit plans (4)	1,008	995
Tower Licenses (5)	451	—
Other	1,210	1,118
Total long-term regulatory liabilities	$11,218	$10,424

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
(5) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers. Of the $451 million, $315 million and $136 million will be refunded to FERC and CPUC jurisdiction customers, respectively. (See Note 3 above.)

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at
(in millions)	June 30, 2021	December 31, 2020
Electric distribution	$207	$—
Gas distribution and transmission	—	102
Energy procurement	481	413
Public purpose programs	299	292
Fire hazard prevention memorandum account	111	121
Fire risk mitigation memorandum account	30	33
Wildfire mitigation plan memorandum account	148	161
Wildfire mitigation balancing account	40	27
General rate case memorandum accounts	469	313
Vegetation management balancing account	142	115
Insurance premium costs	290	135
Residential uncollectibles balancing accounts	182	—
Other	360	289
Total regulatory balancing accounts receivable	$2,759	$2,001

	Payable Balance at
(in millions)	June 30, 2021	December 31, 2020
Electric distribution	$—	$55
Electric transmission	188	267
Gas distribution and transmission	125	76
Energy procurement	185	158
Public purpose programs	338	410
Other	231	279
Total regulatory balancing accounts payable	$1,067	$1,245

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

NOTE 5: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities at June 30, 2021:

(in millions)	Termination Date	Facility Limit		Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2026	$4,000	(1)	$670	$950	$2,380
Utility term loan credit facility (2)	January 2022	1,500		1,500	—	—
Utility receivables securitization program (3)	October 2022	1,000	(4)	1,000	—	—	(4)
PG&E Corporation revolving credit facility	June 2024	500		—	—	500
Total credit facilities		$7,000		$3,170	$950	$2,880

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

Revolving Credit Facilities

Utility

As previously disclosed, on July 1, 2020, the Utility entered into a $3.5 billion revolving credit agreement (the “Utility Revolving Credit Agreement”). The Utility Revolving Credit Agreement had a maturity date of July 1, 2023, subject to two one-year extensions at the option of the Utility.

On June 22, 2021, the Utility amended the Utility Revolving Credit Agreement to, among other things, (i) increase the aggregate commitments provided by the lenders thereunder to $4 billion, (ii) extend the maturity date of such agreement to June 22, 2026 and (iii) provide for reduced interest rates and commitment fee rates based on the credit rating of the Utility.

PG&E Corporation

As previously disclosed, on July 1, 2020, PG&E Corporation entered into a $500 million revolving credit agreement (the “Corporation Revolving Credit Agreement”). The Corporation Revolving Credit Agreement had a maturity date of July 1, 2023, subject to two one-year extensions at the option of PG&E Corporation.

On June 22, 2021, PG&E Corporation amended the Corporation Revolving Credit Agreement to, among other things, (i) extend the maturity date of such agreement to June 22, 2024 and (ii) modify both the interest rate pricing grid and commitment fee pricing grid.

Long-Term Debt Issuances and Redemptions

Utility

In March 2021, the Utility issued $1.5 billion aggregate principal amount of 1.367% First Mortgage Bonds due March 10, 2023, $450 million aggregate principal amount of 3.25% First Mortgage Bonds due June 1, 2031, and $450 million aggregate principal amount of 4.20% First Mortgage Bonds due June 1, 2041. The proceeds were used for (i) the prepayment of all of the $1.5 billion 364-day term loan facility (maturing June 30, 2021) outstanding under the Utility’s term loan credit agreement, (ii) the repayment of all of the borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement and (iii) general corporate purposes.

In June 2021, the Utility issued $800 million aggregate principal amount of 3.0% First Mortgage Bonds due June 15, 2028. The proceeds were used for general corporate purposes, including the repayment of borrowings under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

NOTE 6: EQUITY

At the Market Equity Distribution Program

On April 30, 2021, PG&E Corporation entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as sales agents and as forward sellers (in such capacities as applicable, the “Agents” and the “Forward Sellers”, respectively), and Barclays Bank PLC, Bank of America, N.A., Credit Suisse Capital LLC and Wells Fargo Bank, National Association, as forward purchasers (the “Forward Purchasers”), establishing an at-the-market equity distribution program, pursuant to which PG&E Corporation, through the Agents, may offer and sell from time to time shares of PG&E Corporation’s common stock having an aggregate gross sales price of up to $400 million. PG&E Corporation has no obligation to offer or sell any of its common stock under the Equity Distribution Agreement and may at any time suspend offers under the Equity Distribution Agreement.

The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of common stock by PG&E Corporation to or through the Agents, PG&E Corporation may enter into forward sale agreements (collectively, the “Forward Sale Agreement”) pursuant to which the relevant Forward Purchaser will borrow shares from third parties and, through its affiliated Forward Seller, offer a number of shares of common stock equal to the number of shares of common stock underlying the particular Forward Sale Agreement.

During the six months ended June 30, 2021, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement. As of June 30, 2021, there was $400 million available under PG&E Corporation’s at the market equity distribution program for future offerings.

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

Because, as of July 8, 2021, PG&E Corporation and the Utility have agreed to treat the Fire Victim Trust as a “grantor trust” for U.S. federal income tax purposes (which treatment will be retroactive to the inception of the Fire Victim Trust), any shares owned by the Fire Victim Trust are effectively excluded from the total number of outstanding equity securities when calculating a person’s percentage ownership for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because it is a disregarded entity for tax purposes. For example, although PG&E Corporation had 2,463,016,638 shares outstanding as of July 26, 2021, only 1,507,529,458 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and assuming the Fire Victim Trust has not sold any shares of PG&E Corporation common stock, a person’s effective percentage ownership limitation for purposes of the Amended Articles as of July 26, 2021 was 2.9%. As of July 26, 2021, to the knowledge of PG&E Corporation, the Fire Victim Trust had not sold any shares of PG&E Corporation common stock.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by section 382 of the Internal Revenue Code.

PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement

The tax deduction recorded on shares provided to the Fire Victim Trust under the Plan reflects PG&E Corporation’s conclusion as of June 30, 2021 that it is more likely than not that the Fire Victim Trust would be treated as a “qualified settlement fund” for U.S. federal income tax purposes, in which case the corresponding tax deduction will have occurred at the time transfers of cash and other property (including PG&E Corporation common stock) were made to the Fire Victim Trust.

In January 2021, PG&E Corporation received an IRS ruling that states the Utility is eligible to make a grantor trust election for U.S. federal income tax purposes with respect to the Fire Victim Trust and addressed certain, but not all, related issues. PG&E Corporation believed benefits associated with “grantor trust” treatment, including, a potentially larger tax deduction related to the proceeds realized by the Fire Victim Trust from the sale of shares transferred to the Fire Victim Trust, could be realized, but only if PG&E Corporation and the Fire Victim Trust could meet certain requirements of the Internal Revenue Code and Treasury Regulations thereunder, relating to sales of PG&E Corporation stock. On April 29, 2021, the Bankruptcy Court entered an order approving the material terms of an agreement (the “PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement”) among PG&E Corporation, the Utility and the Fire Victim Trust that supports the election of the grantor trust treatment. On July 8, 2021, PG&E Corporation, the Utility, PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation (“ShareCo”) and the Fire Victim Trust entered into the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement, whereby PG&E Corporation and the Utility agreed to make a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust.

With the “grantor trust” election, the Utility’s tax deduction will occur at the time the Fire Victim Trust pays the fire victims and will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. Adjustments in respect of the election to treat the Fire Victim Trust as a “grantor trust” are expected to be reflected in PG&E Corporation’s and the Utility’s quarterly report on Form 10-Q for the quarter ending September 30, 2021.

Under the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement, the parties agreed to exchange the 477,743,590 shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan (the “Plan Shares”) for an equal number of newly-issued shares of PG&E Corporation common stock (the “New Shares”). The Plan Shares exchanged will be held thereafter by the Utility.

Pursuant to the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement, on July 9, 2021, PG&E Corporation issued 477,743,590 New Shares to ShareCo, which has the sole purpose of holding the New Shares in a designated brokerage account to facilitate the exchange process. When the Fire Victim Trust desires to sell any or all of its Plan Shares, the Fire Victim Trust may exchange any number of Plan Shares for a corresponding number of New Shares on a share-for-share basis (without any further consideration payable by either party) and thereafter promptly dispose of the New Shares in one or more transactions with one or more third parties. In the event that the Fire Victim Trust is unable to timely dispose of New Shares under certain circumstances (such shares, the “Nonconforming New Shares”), PG&E Corporation has authorized up to 250,000,000 additional shares of PG&E Corporation common stock, which may be transferred by ShareCo to the Fire Victim Trust on behalf of the Utility, in exchange for the Nonconforming New Shares, following the same procedures as for an exchange of Plan Shares for New Shares. In the event that the Fire Victim Trust disposes of any common stock subject to the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement without complying with the terms of the agreement, the Fire Victim Trust may be required to make a payment to the Utility designed to compensate the Utility for adverse tax consequences arising from nonconforming sale transactions.

Dividends

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, beginning the fourth quarter of 2017, as well as the Utility’s preferred stock, beginning the three-month period ending January 31, 2018.

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. As of June 30, 2021, it is uncertain when PG&E Corporation and the Utility will commence the payment of dividends on their common stock and when the Utility will commence the payment of dividends on its preferred stock.

NOTE 7: EARNINGS PER SHARE

PG&E Corporation’s basic EPS is calculated by dividing the income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.  PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding share-based compensation in the calculation of diluted EPS.  The following is a reconciliation of PG&E Corporation’s income (loss) attributable to common shareholders and weighted average common shares outstanding for calculating diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Income (loss) attributable to common shareholders	$397	$(1,972)	$517	$(1,601)
Weighted average common shares outstanding, basic	1,985	529	1,985	529
Add incremental shares from assumed conversions:
Employee share-based compensation	5	—	5	—
Equity Units	156	—	156	—
Weighted average common shares outstanding, diluted	2,146	529	2,146	529
Total income (loss) per common share, diluted	$0.18	$(3.73)	$0.24	$(3.03)

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2021	December 31, 2020
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	252,270,326	146,642,863
	Options	35,515,000	14,140,000
Electricity (MWh)	Forwards, Futures and Swaps	10,375,299	9,435,830
	Options	411,200	—
	Congestion Revenue Rights (3)	259,232,639	266,091,470

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

At June 30, 2021, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$100	$(16)	$76	$160
Noncurrent assets – other	132	—	—	132
Current liabilities – other	(45)	16	20	(9)
Noncurrent liabilities – other	(160)	—	1	(159)
Total commodity risk	$27	$—	$97	$124

At December 31, 2020, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$33	$—	$115	$148
Noncurrent assets – other	136	—	—	136
Current liabilities – other	(38)	—	15	(23)
Noncurrent liabilities – other	(204)	—	10	(194)
Total commodity risk	$(73)	$—	$140	$67

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of June 30, 2021, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$294	$—	$—	$—	$294
Nuclear decommissioning trusts
Short-term investments	10	—	—	—	10
Global equity securities	2,542	—	—	—	2,542
Fixed-income securities	1,028	829	—	—	1,857
Assets measured at NAV	—	—	—	—	28
Total nuclear decommissioning trusts (2)	3,580	829	—	—	4,437
Price risk management instruments (Note 8)
Electricity	—	55	166	16	237
Gas	—	11	—	44	55
Total price risk management instruments	—	66	166	60	292
Rabbi trusts
Fixed-income securities	—	104	—	—	104
Life insurance contracts	—	76	—	—	76
Total rabbi trusts	—	180	—	—	180
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	149
Total long-term disability trust	6	—	—	—	155
TOTAL ASSETS	$3,880	$1,075	$166	$60	$5,358
Liabilities:
Price risk management instruments (Note 8)
Electricity	—	7	184	(24)	167
Gas	—	14	—	(13)	1
TOTAL LIABILITIES	$—	$21	$184	$(37)	$168

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and margin cash collateral.
(2) Represents amount before deducting $740 million, primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed.  There were no material transfers between any levels for the three and six months ended June 30, 2021 and 2020.

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

Significant increases or decreases in any of those inputs would result in a significantly higher or lower fair value, respectively.  All reasonable costs related to Level 3 instruments are expected to be recoverable through customer rates; therefore, there is no impact on net income resulting from changes in the fair value of these instruments.  (See Note 8 above.)

	Fair Value at
(in millions)	June 30, 2021
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range(1) /Weighted-Average Price (2)
Congestion revenue rights	$141	$81	Market approach	CRR auction prices	$(320.25) - $320.25 / 0.23
Power purchase agreements	$25	$103	Discounted cash flow	Forward prices	$(6.25) - $254.65 / 42.38

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	December 31, 2020
Fair Value Measurement	Assets	Liabilities	Valuation Technique	Unobservable Input	Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$153	$74	Market approach	CRR auction prices	$(320.25) - $320.25 / 0.30
Power purchase agreements	$13	$164	Discounted cash flow	Forward prices	$12.56 - $148.30 / 35.52

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 instruments for the three and six months ended June 30, 2021 and 2020:

	Price Risk Management Instruments
(in millions)	2021	2020
Asset (liability) balance as of April 1	$(94)	$(5)
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	76	(61)
Asset (liability) balance as of June 30	$(18)	$(66)

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2021	2020
Asset balance as of January 1	$(72)	$5
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	54	(71)
Asset (liability) balance as of June 30	$(18)	$(66)

(1) The costs related to price risk management activities are fully passed through to customers in rates.  Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable; short-term borrowings; accounts payable; and customer deposits approximate their carrying values at June 30, 2021 and December 31, 2020, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2021		At December 31, 2020
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation	$1,883	$2,028	$1,901	$2,175
Utility	32,849	32,891	29,664	32,632

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2021
Nuclear decommissioning trusts
Short-term investments	$10	$—	$—	$10
Global equity securities	508	2,064	(2)	2,570
Fixed-income securities	1,752	114	(9)	1,857
Total (1)	$2,270	$2,178	$(11)	$4,437
As of December 31, 2020
Nuclear decommissioning trusts
Short-term investments	$27	$—	$—	$27
Global equity securities	543	1,881	(1)	2,423
Fixed-income securities	1,610	152	(3)	1,759
Total (1)	$2,180	$2,033	$(4)	$4,209

(1) Represents amounts before deducting $740 million and $671 million for the periods ended June 30, 2021 and December 31, 2020, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2021
Less than 1 year	$62
1–5 years	446
5–10 years	493
More than 10 years	856
Total maturities of fixed-income securities	$1,857

The following table provides a summary of activity for fixed income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Proceeds from sales and maturities of nuclear decommissioning trust investments	$401	$254	$952	$787
Gross realized gains on securities	74	8	129	76
Gross realized losses on securities	(3)	(12)	(16)	(21)

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

Restructuring Support Agreement with the TCC

On December 6, 2019, PG&E Corporation and the Utility entered into the TCC RSA. The TCC RSA (as incorporated into the Plan) provides for, among other things, a combination of cash and common stock of the reorganized PG&E Corporation to be provided by PG&E Corporation and the Utility pursuant to the Plan (together with certain additional rights, the “Aggregate Fire Victim Consideration”) in order to settle and discharge the Fire Victim Claims, upon the terms and conditions set forth in the TCC RSA and the Plan. The Aggregate Fire Victim Consideration that has funded and will fund the Fire Victim Trust pursuant to the Plan for the benefit of holders of the Fire Victim Claims consists of (a) $5.4 billion in cash that was contributed on the Effective Date of the Plan, (b) $1.35 billion in cash consisting of (i) $758 million that was paid in cash on January 15, 2021 and (ii) the remaining balance of $592 million to be paid in cash on or before January 15, 2022, in each case pursuant to the terms of the tax benefits payment agreement between the Fire Victim Trust and the Utility, and (c) an amount of common stock representing 22.19% of the outstanding shares of PG&E Corporation on the Effective Date, subject to potential adjustments.

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

The Utility submitted EIRs to the CPUC indicating that:

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

On April 6, 2021, PG&E Corporation announced that it disputed the charges in the Complaint. It further announced that it would accept Cal Fire’s finding that a Utility transmission line caused the 2019 Kincade fire, even though PG&E Corporation did not then have access to the evidence that Cal Fire gathered. On April 20, 2021, the court held an initial hearing in the case. On May 11, 2021, the Utility filed a demurrer to 25 of the 33 counts contained in the criminal complaint. The Sonoma County District Attorney’s Office filed an opposition to the demurrer on June 29, 2021. The Utility’s reply is due on August 19, 2021. The Sonoma County Superior Court is currently scheduled to conduct a hearing on the demurrer on September 9, 2021.

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

As of July 28, 2021, PG&E Corporation and the Utility are aware of 30 complaints on behalf of approximately 607 plaintiffs related to the 2019 Kincade fire and expect that they may receive further such complaints. The complaints were filed in the California Superior Court for the County of Sonoma and the California Superior Court for the County of San Francisco and include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect, and de-energize their transmission lines was the cause of the 2019 Kincade fire. On December 3, 2020, PG&E Corporation and the Utility filed a petition with the California Judicial Council to coordinate the litigation. On April 8, 2021, the coordination motion judge ordered that the cases be coordinated, and on April 16, 2021, the San Francisco County Superior Court was selected as the site of the coordinated proceeding. Plaintiffs filed master complaints on July 16, 2021, and PG&E Corporation’s and the Utility’s response is due by August 16, 2021.

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

In light of the current state of the law concerning inverse condemnation and the information currently available to PG&E Corporation and the Utility, including the information contained in the EIRs, Cal Fire’s determination of the cause, other information gathered as part of PG&E Corporation’s and the Utility’s investigation, and the charges filed by the Sonoma County District Attorney’s Office, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a charge in the aggregate amount of $625 million for the year ended December 31, 2020 (before available insurance). Based on the facts and circumstances available to the Utility as of the filing of the quarterly report on Form 10-Q for the period ended March 31, 2021 (the “Q1 Form 10-Q”), including the status of negotiations with certain subrogation entities and certain county and local agencies, PG&E Corporation and the Utility recorded an additional charge in the first quarter of 2021 for potential losses in connection with the 2019 Kincade fire of $175 million, for an aggregate liability of $800 million (before available insurance). The aggregate liability remained unchanged as of June 30, 2021.

Between the filing of PG&E Corporation’s and the Utility’s Q1 Form 10-Q and this filing, PG&E Corporation and the Utility entered into settlement agreements to resolve the claims of eight local public entities, including Sonoma County and the City of Santa Rosa, for an aggregate of $31 million, which amount is included in PG&E Corporation’s and the Utility’s $800 million charge.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2019 Kincade fire since December 31, 2019.

Loss Accrual (in millions)
Balance at December 31, 2019	$—
Accrued Losses	625
Balance at December 31, 2020	625
Accrued Losses	175
Payments (1)	(31)
Balance at June 30, 2021	$769

(1) As of June 30, 2021, the Utility entered into settlement agreements in connection with the 2019 Kincade fire of approximately $31 million, which has been paid in full by the Utility.

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

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of loss could be greater than $800 million (before available insurance) but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility and the outcome of the criminal proceedings initiated against the Utility by the Sonoma County District Attorney’s Office. If the liability for the 2019 Kincade fire were to exceed $1.0 billion, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 to satisfy settled or finally adjudicated eligible claims in excess of such amount, subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire or the Sonoma County District Attorney’s Office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of potential damages.

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

The Utility has liability insurance from various insurers, which provides coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. The Utility records insurance recoveries when it is deemed probable that recovery will occur, and the Utility can reasonably estimate the amount or its range. As of June 30, 2021, the Utility has recorded an insurance receivable for the full amount of the $430 million. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.

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

On October 9, 2020, the Utility submitted an EIR to the CPUC indicating that:

•wildfire camera and satellite data on September 27, 2020 show smoke, heat, or signs of fire in the area of Zogg Mine Road and Jenny Bird Lane between approximately 2:43 p.m. and 2:46 p.m. Pacific Time;

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

Cal Fire also indicated that its investigative report has been forwarded to the Shasta County District Attorney’s Office, which is investigating the matter. PG&E Corporation and the Utility have received and are responding to data requests from the SED relating to the 2020 Zogg fire and are providing information and responses to document requests from the Shasta County District Attorney’s Office relating to the 2020 Zogg fire. Various other entities, which may include other law enforcement agencies, may also be investigating the fire. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2020 Zogg fire. This investigation is preliminary, and PG&E Corporation and the Utility do not have access to the evidence in the possession of Cal Fire or other third parties.

Potential liabilities related to the 2020 Zogg fire depend on various factors, including but not limited to the cause of the fire, contributing causes of the fire (including alternative potential origins, weather- and climate-related issues), the number, size and type of structures damaged or destroyed, the contents of such structures and other personal property damage, the number and types of trees damaged or destroyed, attorneys’ fees for claimants, the nature and extent of any personal injuries, including the loss of lives, the amount of fire suppression and clean-up costs, other damages the Utility may be responsible for if found negligent, and the amount of any penalties, fines, or restitution that may be imposed by governmental entities. If the Utility’s facilities, such as its electric distribution lines, are judicially determined to be the substantial cause of the 2020 Zogg fire, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest and attorneys’ fees without having been found negligent. For more information regarding the inverse condemnation doctrine, see “2019 Kincade Fire” above.

As of July 28, 2021, PG&E Corporation and the Utility are aware of 11 complaints on behalf of approximately 297 plaintiffs related to the 2020 Zogg fire and expect that they may receive further such complaints. The complaints were filed in the California Superior Court for the County of Shasta and the California Superior Court for the County of San Francisco and include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect and de-energize their distribution lines was the cause of the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On February 5, 2021, certain plaintiffs filed a petition with the California Judicial Council to coordinate five civil cases filed against the Utility and PG&E Corporation in the Superior Courts of Shasta and San Francisco counties. On May 12, 2021, the coordination motion judge ordered that the cases be coordinated, and on June 16, 2021, the San Francisco County Superior Court was selected as the site of the coordinated proceeding.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. PG&E Corporation and the Utility recorded a charge in the aggregate amount of $275 million for the year ended December 31, 2020 (before available insurance). Based on the facts and circumstances available to the Utility as of the filing of the Q1 10-Q, including the status of negotiations with certain agencies and additional damages information from certain plaintiffs, PG&E Corporation and the Utility recorded an additional charge for potential losses in connection with the 2020 Zogg fire in the amount of $25 million for the three months ended March 31, 2021. Based on additional facts and circumstances available to the Utility as of the date of this filing, including the status of negotiations with individual plaintiffs, PG&E Corporation and the Utility recorded an additional charge for potential losses in connection with the 2020 Zogg fire of $75 million for the three months ended June 30, 2021, for an aggregate liability of $375 million (before available insurance).

Between the filing of PG&E Corporation’s and the Utility’s Q1 2021 Form 10-Q and this filing, PG&E Corporation and the Utility entered into settlement agreements to resolve claims for an aggregate amount of $100 million.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2020 Zogg fire since December 31, 2020.

Loss Accrual (in millions)
Balance at December 31, 2020	$275
Accrued Losses	100
Payments (1)	(67)
Balance at June 30, 2021	$308

(1) As of June 30, 2021, the Utility entered into settlement agreements in connection with the 2020 Zogg fire of approximately $100 million, of which $67 million has been paid by the Utility. Subsequent to June 30, 2021, the Utility has entered into additional settlements and made additional payments and expects to continue to do so.

The aggregate liability of $375 million for claims in connection with the 2020 Zogg fire (before available insurance) corresponds to the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses, and is subject to change based on additional information. This $375 million estimate does not include, among other things: (i) any amounts for potential penalties, fines or restitution that may be imposed by governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by Federal or state agencies other than state fire suppression costs, or (iv) any other amounts that are not reasonably estimable.

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of the loss will be greater than $375 million and are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility. If the liability for the 2020 Zogg fire were to exceed $1.0 billion, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 to satisfy settled or finally adjudicated eligible claims in excess of such amount.

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

The Utility has liability insurance from various insurers, which provides coverage for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. This amount is reduced from the $867.5 million of coverage disclosed in the 2020 Form 10-K due to the Utility’s commuting certain insurance policies in connection with its April 2021 wildfire liability insurance renewal. The Utility records insurance recoveries when it is deemed probable that recovery will occur, and the Utility can reasonably estimate the amount or its range. As of June 30, 2021, the Utility has recorded an insurance receivable for $327 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $375 million probable loss estimate less an initial self-insured retention of $60 million, plus $12 million in legal fees incurred. PG&E Corporation and the Utility intend to seek full recovery for all insured losses. If PG&E Corporation and the Utility are unable to recover the full amount of their insurance, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected.

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

2021 Dixie Fire

On July 18, 2021, the Utility submitted an EIR (the “EIR”) reporting that on July 13, 2021, at approximately 4:40 p.m. Pacific Time, a wildfire was observed in Butte County, California (the “2021 Dixie fire”), located in the service territory of the Utility. The Dixie fire has since spread to Plumas County. The Cal Fire Dixie Fire Incident Update dated July 28, 2021 at 4:36 p.m. Pacific Time (the “incident update”), indicated that the 2021 Dixie fire had consumed approximately 218,000 acres at that time. In the incident update, Cal Fire reported no fatalities, no injuries, seven structures damaged and 54 structures destroyed.

The EIR indicated that:
•On July 13, 2021 at approximately 7:00 a.m., the Utility’s outage system indicated that Cresta Dam off of Highway 70 in the Feather River Canyon lost power;

•Due to the challenging terrain and road work resulting in a bridge closure, the responding Utility troubleman was not able to reach the pole with the fuse until approximately 4:40 p.m.;

•There the responding Utility troubleman observed two of three fuses blown and what appeared to him to be a healthy green tree leaning into the Bucks Creek 1101 12 kV conductor, which was still intact and suspended on the poles; and

•The responding Utility troubleman also observed a fire on the ground near the base of the tree.

Since submitting the EIR, the Utility learned that it was notified of the outage by the Rock Creek Switching Center, rather than the outage system.

On July 18, 2021, Cal Fire allowed the Utility to observe while Cal Fire took possession of some Utility equipment as part of Cal Fire’s ongoing investigation into the cause of the 2021 Dixie fire. Cal Fire has not issued a determination as to the cause.

Subsequent to the ignition of the 2021 Dixie fire, according to the National Wildfire Coordinating Group’s InciWeb incident overview (the “incident overview”), a wildfire began on July 22, 2021 at approximately 5:15 p.m. Pacific Time 3.5 miles north of Quincy in Plumas County, California (the “2021 Fly fire”), located in the service territory of the Utility. The incident overview reported as of July 25, 2021 at 12:00 a.m. that the 2021 Fly fire had consumed 4,300 acres and was 5% contained and that, as of the night of July 24/25, the 2021 Fly fire had merged with the 2021 Dixie fire and that the incident overview would not be providing further updates on the 2021 Fly fire.

The cause of the 2021 Dixie fire remains under investigation by Cal Fire, and PG&E Corporation and the Utility are cooperating with its investigation. The Butte County and Plumas County District Attorneys’ Offices are investigating the fire, and various other entities, which may include other law enforcement agencies, may also be investigating the fire. PG&E Corporation and the Utility have received document and information requests from Cal Fire and the Butte County District Attorney’s Office. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2021 Dixie fire. This investigation is preliminary, and PG&E Corporation and the Utility do not have access to the evidence in the possession of Cal Fire or other third parties.

Potential liabilities related to the 2021 Dixie fire depend on various factors, including but not limited to the cause of the fire, contributing causes of the fire (including alternative potential origins, weather- and climate-related issues), the number, size and type of structures damaged or destroyed, the contents of such structures and other personal property damage, the number and types of trees damaged or destroyed, attorneys’ fees for claimants, the nature and extent of any personal injuries, including the loss of lives, the amount of fire suppression and clean-up costs, other damages the Utility may be responsible for if found negligent, and the amount of any penalties, fines, or restitution that may be imposed by governmental entities. If the Utility’s facilities, such as its electric distribution lines, are judicially determined to be the substantial cause of the 2021 Dixie fire, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest and attorneys’ fees without having been found negligent. For more information regarding the inverse condemnation doctrine, see “2019 Kincade Fire” above.

Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including information contained in the 2021 Dixie fire EIR and other information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. However, due to the limited amount of time that has elapsed since the start of the 2021 Dixie fire, the preliminary stages of the investigations, and the uncertainty as to the extent and magnitude of possible losses, PG&E Corporation and the Utility cannot reasonably estimate the amount or range of such possible loss at this time.

While the cause of the 2021 Dixie fire remains under investigation and there are a number of unknown facts surrounding the cause of the 2021 Dixie fire, the Utility could be subject to significant liability in connection with this fire. If such liability were to exceed insurance coverage, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

In addition to claims for property damage, business interruption, interest and attorneys’ fees, PG&E Corporation and the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, punitive damages and other damages under other theories of liability in connection with the 2021 Dixie fire, including if PG&E Corporation or the Utility were found to have been negligent. Additional investigations and other actions may arise out of the 2021 Dixie fire. The timing and outcome for resolution of any such claims or investigations are uncertain.
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

Insurance

Insurance Coverage

In April 2021, the Utility purchased approximately $268 million in wildfire liability insurance coverage for the period of April 13, 2021 to April 1, 2022, and approximately $32 million in wildfire liability reinsurance for the period of April 1, 2021 to April 1, 2022 at a cost of approximately $220 million. This coverage is in addition to approximately $11 million in existing wildfire reinsurance for the period of July 1, 2020 to July 1, 2021 and approximately $600 million in existing wildfire liability insurance purchased by the Utility in August 2020 for the period of August 1, 2020 to August 1, 2021. On August 1, 2021, the $600 million of existing wildfire liability coverage is scheduled to renew for the period of August 1, 2021 to August 1, 2022 at a cost of approximately $516 million pursuant to multi-year policy terms. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million.

In June 2021, the Utility purchased approximately $535 million in non-wildfire liability coverage for the period of June 1, 2021 to April 1, 2022 at a cost of approximately $89 million. This coverage is in addition to approximately $140 million in existing non-wildfire insurance for the period of August 1, 2020 to August 1, 2021. In connection with the June 2021 renewal, the Utility procured an extension of this existing coverage to April 1, 2022 at a premium cost of approximately $30 million. The Utility also has $50 million in additional non-wildfire liability coverage available through one of its wildfire liability policies with shared limits. The Utility’s non-wildfire liability insurance is subject to an initial self-insured retention of $10 million. At June 30, 2021, PG&E Corporation and the Utility had prepaid insurance of $301 million, reflected in Other current assets on the Condensed Consolidated Balance Sheets.

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

Insurance Receivable

PG&E Corporation and the Utility record a receivable for insurance recoveries when it is deemed probable that recovery of a recorded loss will occur. Through June 30, 2021, PG&E Corporation and the Utility recorded $430 million for probable insurance recoveries in connection with the 2019 Kincade fire, and $327 million for probable insurance recoveries in connection with the 2020 Zogg fire. For the 2017 Northern California wildfires, PG&E Corporation and the Utility have recovered all of the insurance except for $25 million. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

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

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2020 Zogg fire	2019 Kincade fire	2017 Northern California wildfires	Total
Balance at December 31, 2020	$219	$430	$25	$674
Accrued insurance recoveries	108	—	—	108
Reimbursements	—	—	—	—
Balance at June 30, 2021	$327	$430	$25	$782

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

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to securitize $7.5 billion of 2017 wildfire claims costs that is designed to not impact amounts billed to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. In connection with the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate the remaining $592 million payment due to the Fire Victim Trust (see “Restructuring Support Agreement with the TCC” above). On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. Three parties filed applications for rehearing of the decision, and the Utility filed a response to those applications on May 14, 2021. On May 11, 2021, the CPUC issued a financing order authorizing the issuance of $7.5 billion of recovery bonds in connection with the rate neutral securitization proceeding. Two parties filed applications for rehearing of the financing order, and the Utility filed a response to those applications on June 4, 2021.

Failure to obtain a substantial or full recovery of costs related to wildfires could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

For more information see Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

Wildfire-Related Derivative Litigation

Two purported derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants certain then-current and former members of the Board of Directors and certain then-current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility are named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018 and denominated In Re California North Bay Fire Derivative Litigation (now re-captioned Trotter v. Williams et al.). On April 13, 2018, the plaintiffs filed a consolidated complaint. After the parties reached an agreement regarding a stay of the derivative proceeding pending resolution of the tort actions described above and any regulatory proceeding relating to the 2017 Northern California wildfires, on April 24, 2018, the court entered a stipulation and order to stay. The stay was subject to certain conditions regarding the plaintiffs’ access to discovery in other actions. On January 28, 2019, the plaintiffs filed a request to lift the stay for the purposes of amending their complaint to add allegations regarding the 2018 Camp fire. Prior to resolution of the plaintiffs’ request to lift the stay, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of the Chapter 11 Cases. PG&E Corporation’s and the Utility’s rights with respect to PG&E Corporation’s and the Utility’s claims directly or indirectly related to any of the Fires (as defined in the Plan) against former officers and directors of PG&E Corporation and the Utility were assigned to the Fire Victim Trust under the Plan. Any such recovery is limited to the extent of any director and officer insurance policy proceeds paid by any insurance carrier to reimburse PG&E Corporation or the Utility for amounts paid pursuant to their indemnification obligations in connection with such causes of action. The assignment became effective as of the Effective Date of the Plan. On November 12, 2020, the trustee for the Fire Victim Trust filed a motion to intervene to substitute as the plaintiff in the matter, to which the parties later stipulated. On March 8, 2021, the court granted the parties’ stipulation to substitute the trustee for the Fire Victim Trust as the plaintiff.

On December 24, 2018, a separate derivative lawsuit, entitled Bowlinger v. Chew, et al. (now captioned Trotter v. Chew, et al.), was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. On February 5, 2019, the plaintiff filed a response to the notice asserting that the automatic stay did not apply to his claims. PG&E Corporation and the Utility accordingly filed a Motion to Enforce the Automatic Stay with the Bankruptcy Court as to the Bowlinger action, which was granted. On November 5, 2020, the court entered a stipulation and order to substitute the trustee for the Fire Victim Trust as the plaintiff.

On February 24, 2021, the trustee filed an amended complaint in the Trotter v. Chew action, asserting two claims for breach of fiduciary duty against certain of PG&E Corporation’s and the Utility’s former directors and officers. Neither PG&E Corporation nor the Utility is a party to the action. A case management conference was held on March 18, 2021 and the Trotter v. Chew and Trotter v. Williams actions were consolidated on March 30, 2021. A hearing on the defendants’ demurrers and a further case management conference is scheduled for August 4, 2021. Trial is set for June 27, 2022.

On January 25, 2019, a separate purported derivative lawsuit, entitled Hagberg v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. A stipulation and proposed order to voluntarily dismiss this action was filed on April 20, 2021, and a case management conference on the dismissal order is set for September 8, 2021.

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

Securities Class Action Litigation

Wildfire-Related Securities Class Action

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. The securities actions have been enjoined as to PG&E Corporation and the Utility pursuant to the Plan with such claims to be resolved by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Cases. On April 29, 2021, the District Court issued a notice of intent to stay this action pending conclusion of the bankruptcy proceedings. PERA filed objections to the notice of intent to stay on May 28, 2021. PG&E Corporation and the Utility filed a response to PERA’s objections on June 10, 2021, the officer, director, and underwriter defendants filed a response to PERA’s objections on June 11, 2021, and PERA filed a sur-response on June 21, 2021. The District Court has not taken further action with respect to its notice of intent to stay.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. The merits of the appeal are fully briefed. On February 16, 2021, the Committee of Tort Claimants filed a motion to dismiss PERA’s appeal. On March 9, 2021, PERA filed its opposition to the motion to dismiss, and on March 16, 2021, PG&E Corporation and the Utility filed a statement with respect to the motion to dismiss. The motion was taken under submission and remains pending.

On September 1, 2020, PG&E Corporation and the Utility filed a motion (the “Securities Claims Procedures Motion”) with the Bankruptcy Court to approve procedures to help facilitate the resolution of the Subordinated Claims. The motion, among other things, requested approval of procedures which allow PG&E Corporation and the Utility to collect certain trading information with respect to the Subordinated Claims, to engage in an alternative dispute resolution process for resolving disputed Subordinated Claims, and to file certain omnibus claim objections with respect to the Subordinated Claims. PERA and a number of other parties filed objections to the Securities Claims Procedures Motion. On January 25, 2021, the Bankruptcy Court granted the Securities Claims Procedures Motion.

PG&E Corporation and the Utility have been working to resolve the Subordinated Claims in accordance with the procedures approved by the Bankruptcy Court, including by requesting information from Subordinated Claimants. Beginning on March 17, 2021, pursuant to the Securities Claims Procedures, PG&E Corporation and the Utility have filed in the Bankruptcy Court ten separate omnibus objections to certain of the Subordinated Claims. Between April 26 and July 22, 2021, the Bankruptcy Court entered several orders disallowing and expunging Subordinated Claims that were the subject of the first six omnibus objections. The eighth, ninth, and tenth omnibus objections and two Subordinated Claims that were the subject of the sixth and seventh omnibus objections are outstanding. PG&E Corporation and the Utility expect to file additional omnibus objections with respect to certain of the Subordinated Claims.

De-energization Securities Class Action

On October 25, 2019, a purported securities class action was filed in the United States District Court for the Northern District of California, entitled Vataj v. Johnson et al. The complaint named as defendants a then-current director and certain then-current and former officers of PG&E Corporation. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint alleged materially false and misleading statements regarding PG&E Corporation’s wildfire prevention and safety protocols and policies, including regarding the Utility’s PSPS events, that allegedly resulted in losses and damages to holders of PG&E Corporation’s securities. The complaint asserted claims under section 10(b) and section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, attorneys’ fees and other costs. On February 3, 2020, the District Court granted a stipulation appointing co-lead plaintiffs and approving the selection of the plaintiffs’ counsel.

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

The settlement is subject to the District Court’s approval and its terms may change as a result of the settlement approval process. The preliminary settlement approval hearing was held on March 11, 2021, where the District Court requested certain supplemental filings, which the parties filed on March 18, 2021. On April 20, 2021, the District Court granted the motion for preliminary approval of the settlement. On July 12, 2021, the plaintiffs filed a motion for final approval of the settlement. The final hearing to approve the settlement is scheduled for September 16, 2021. If the District Court approves the settlement and enters a judgment substantially in the form requested by the parties, the settlement will become effective when certain conditions specified in the settlement stipulation are satisfied, including the expiration of any right to appeal the judgment.

Indemnification Obligations and Directors’ and Officers’ Insurance Coverage

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations extend to the claims asserted against certain directors and officers in the securities class actions and in the litigation matters enumerated above in Note 10 under the heading “Wildfire-Related Derivative Litigation.” PG&E Corporation and the Utility maintain directors’ and officers’ insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the litigation matters enumerated in Note 10 above under the headings “Wildfire-Related Securities Class Action” and “Wildfire-Related Derivative Litigation,” and are in arbitration with the carriers regarding, among other things, the applicability of multiple years of directors’ and officers’ insurance policies to those matters. Recovery under the directors’ and officers’ insurance policies in one such litigation matter may impact the directors’ and officers’ insurance proceeds available in the other matters.

On March 17, 2021, the trustee for the Fire Victim Trust filed a lawsuit entitled, Trotter v. PG&E Corporation, et al., in San Francisco Superior Court, seeking, among other things, a declaration that the trustee for the Fire Victim Trust be permitted to participate in the arbitration with the carriers. The trustee named PG&E Corporation, the Utility, and the insurance carriers as defendants. On March 25, 2021, PG&E Corporation and the Utility removed the action to the Bankruptcy Court. On March 29, 2021, the Fire Victim Trust made a motion to remand the lawsuit back to state court, which the Bankruptcy Court denied on April 20, 2021. On April 30, 2021, the Fire Victim Trust moved for summary judgment. Oppositions and cross-motions to the summary judgment motion were filed by PG&E Corporation, the Utility and the insurance carriers on May 21, 2021. The Fire Victim Trust filed a reply on May 28, 2021, and the matter was heard on June 15, 2021. On June 22, 2021, the Bankruptcy Court entered an order denying the Fire Victim Trust’s motion for summary judgment and granting the defendants’ cross-motions for summary judgment. On June 29, 2021, the Bankruptcy Court entered judgment in favor of all defendants and against the Fire Victim Trust.

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

On March 17, 2020, the Utility entered into the Plea Agreement and Settlement (the “Plea Agreement”) with the People of the State of California, by and through the Butte County District Attorney’s office to resolve the criminal prosecution of the Utility in connection with the 2018 Camp fire. Subject to the terms and conditions of the Plea Agreement, the Utility pleaded guilty to 84 counts of involuntary manslaughter in violation of Penal Code section 192(b) and one count of unlawfully causing a fire in violation of Penal Code section 452, and to admit special allegations pursuant to Penal Code sections 452.1(a)(2), 452.1(a)(3) and 452.1(a)(4).

On January 15, 2021, the Butte County Superior Court held a brief hearing on the status of restitution, which involves distribution of funds from the Fire Victim Trust, which was established under the Plan of Reorganization in Bankruptcy Court and is managed by a trustee and a claims administrator. The Court continued the hearing to August 20, 2021 for a further update.

Following the 2019 Kincade fire, the Sonoma County District Attorney’s Office opened a criminal investigation of the 2019 Kincade fire. On April 6, 2021, the Sonoma County District Attorney’s office filed a criminal complaint against the Utility related to the 2019 Kincade fire. For more information, see “2019 Kincade Fire” above.

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

Additional investigations and other actions may arise out of the 2019 Kincade fire, the 2020 Zogg fire, or the 2021 Dixie fire. The timing and outcome for resolution of any such investigations are uncertain.

SEC Investigation

On March 20, 2019, PG&E Corporation learned that the SEC’s San Francisco Regional Office was conducting an investigation related to PG&E Corporation’s and the Utility’s public disclosures and accounting for losses associated with the 2018 Camp fire, the 2017 Northern California wildfires and the 2015 Butte fire.

On May 5, 2021, the SEC notified PG&E Corporation and the Utility that the SEC had concluded its investigation and did not intend to recommend an enforcement action.

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

Electric utility companies that draw from the Wildfire Fund will only be required to repay amounts that are determined by the CPUC in an application for cost recovery not to be just and reasonable, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $2.9 billion based on 2021 equity rate base, and is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable will not need to be repaid to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

The Utility is required to attain a safety certification from the CPUC every 12 months, which will be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to section 8389(e) of the Public Utilities Code, added by AB 1054. On January 14, 2021, the OEIS approved the Utility’s 2020 application and issued the Utility’s 2020 Safety Certification pursuant to the requirements of AB 1054. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. The 2020 Safety Certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. On January 26, 2021, TURN filed with the CPUC a request for review of OEIS’ issuance of the safety certification, which the CPUC declined to provide on April 14, 2021.

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

The Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than expected, including as a result of claims made by California’s other participating electric utility companies. The Wildfire Fund is available to pay for the Utility’s eligible claims arising as of July 12, 2019, the effective date of AB 1054, subject to a limit of 40% of the allowed amount of such claims arising between the effective date of AB 1054 and the Utility’s emergence from Chapter 11. The 40% limit does not apply to eligible claims that arise after the Utility’s emergence from Chapter 11. The Wildfire Fund is additionally limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to section 3293 of the Public Utilities Code, added by AB 1054.

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

AB 1054 provides that certain capital expenditures may be securitized by a customer charge. On February 24, 2021, the Utility filed an application with the CPUC seeking authorization, pursuant to AB 1054, for a transaction to securitize up to $1.19 billion of fire risk mitigation capital expenditures that have been or will be incurred by the Utility in 2020 and 2021.  On June 24, 2021, the CPUC issued a financing order authorizing the issuance of up to approximately $1.2 billion of recovery bonds to recover up to $1.19 billion of fire risk mitigation capital expenditures plus an estimated $13.3 million in related upfront financing costs. On July 6, 2021, the financing order became final and non-appealable. The final amount to be securitized will be based on the capital expenditures incurred by the Utility prior to the securitization transaction.

For more information see Note 3 above and Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K.

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

Pursuant to the settlement agreement, the Utility agreed to (i) not seek rate recovery of wildfire-related expenses and capital expenditures in future applications in the amount of $1.625 billion, as specified below, and (ii) incur costs of $50 million in shareholder-funded system enhancement initiatives as described further in the settlement agreement. The amounts set forth in the table below include actual recorded costs and forecasted cost estimates as of the date of the settlement agreement for expenses and capital expenditures which the Utility has incurred or planned to incur to comply with its legal obligations to provide safe and reliable service. While actual costs incurred for certain cost categories are different than what was assumed in the settlement agreement, the Utility has recorded $1.625 billion of the disallowed costs through June 30, 2021.

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

As it relates to the additional $198 million in disallowed costs as adopted in the Decision Different, the Utility has recorded cumulative charges of $191 million primarily in the WMPMA through June 30, 2021 and intends to record the remaining charges of $7 million by the end of 2021.

On June 8, 2020, two parties filed separate applications for rehearing, the purpose of which was to challenge the CPUC’s approval of the settlement agreement, as modified. On June 23, 2020, the Utility and CUE filed a joint response opposing the applications for rehearing. On December 3, 2020, the CPUC issued a decision denying the application for rehearing. On January 4, 2021, one party filed a petition for review of the CPUC decision with the California court of appeal. Responses to the petition were submitted on March 25, 2021. The Utility is unable to predict the timing and outcome of the petition.

Transmission Owner Rate Case Revenue Subject to Refund

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect in rates in the TO rate case. The FERC typically authorizes the Utility to charge new rates based on the requested revenue requirement, subject to refund, before the FERC has issued a final decision. The Utility bills and records revenue based on the amounts requested in its rate case filing and records a reserve for its estimate of the amounts that are probable of refund. Rates subject to refund went into effect on March 1, 2017, March 1, 2018, and May 1, 2019 for the TO rate case for 2017 (“TO18”), the TO rate case for 2018 (“TO19”), and the TO rate case for 2019 (“TO20”), respectively.

On October 1, 2018, the ALJ issued an initial decision in the TO18 rate case and the Utility filed initial briefs on October 31, 2018, in response to the ALJ’s recommendations. On October 15, 2020, the FERC issued an order that affirmed in part and reversed in part the initial decision. The order reopens the record for the limited purpose of allowing parties an opportunity to present written evidence concerning the FERC’s revised ROE methodology adopted in the FERC Opinion No. 569-A, issued on May 21, 2020. Initial briefs were filed on December 14, 2020 and reply briefs were filed on February 12, 2021. In addition, the order addresses a number of other issues including: (1) approving depreciation rates that yield an estimated composite depreciation rate of 2.94% compared to the Utility’s request of 3.25%; (2) reducing forecasted capital, operations and maintenance, and cost of debt expense to actual costs incurred for the rate case period; and (3) upholding the initial decision’s rejection of the Utility’s direct assignment of common plant to transmission and requiring the allocation of all common plant between CPUC and FERC jurisdiction be based on operating and maintenance labor ratios. On the direct assignment issue, applying labor ratios to certain common plant would result in an allocation of 6.15% of common plant to the FERC in comparison to 8.84% under the Utility’s direct assignment method. The Utility filed a request for rehearing of certain aspects of the order, which was denied by the FERC on December 17, 2020. The Utility filed a petition for review of the order on February 11, 2021 in the District of Columbia Court of Appeals. On March 4, 2021, the Court of Appeals issued an order holding the Utility’s petition for review in abeyance until July 14, 2021, so that the FERC would have time to issue a substantive order on rehearing. On April 15, 2021, the FERC issued a substantive order denying the Utility’s request for rehearing and granting the request for rehearing of two parties regarding the impact of the Tax Act on TO18 rates in January and February 2018. The Utility sought rehearing of the FERC’s reversal on the applicability of the Tax Act on TO18 rates which may affect the timing for judicial review of the FERC order on the Utility’s request for rehearing. On June 8, 2021, the Utility filed a second petition for review in the Court of Appeals on the aspects of the rehearing order other than the Tax Act. On June 17, 2021, the FERC issued a notice denying the Utility’s request for rehearing on the applicability of the Tax Act on TO18 rates by operation of law and providing for further consideration. On June 21, 2021, the Court of Appeals ordered that the Utility’s two petitions for review be consolidated and held both petitions in abeyance until July 14, 2021. On July 22, 2021, the Court of Appeals ordered that the Utility’s two petitions for review be held in abeyance until further order of the court and directed the parties to file motions to govern further proceedings within 75 days after the FERC issues a substantive order on the Utility’s request for rehearing on the applicability of the Tax Act on TO18 rates.

As a result of the FERC’s April 15, 2021 order denying rehearing on the common plant allocation, the Utility increased its Regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2021 by approximately $274 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility has recorded approximately $150 million to Regulatory assets.

On September 21, 2018, the Utility filed an all-party settlement with the FERC, which was approved by the FERC on December 20, 2018, in connection with TO19. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon issuance of a final unappealable decision in the TO18 proceeding.

On December 30, 2020, the FERC approved an all-party settlement agreement in connection with TO20. The TO20 settlement resolved all issues of the Utility’s formula rate. However, some of the formula rate issues are contingent on the outcome of TO18, including the allocation of costs related to common, general and intangible plant. The settlement provides that the formula rate will remain in effect through December 31, 2023. The Utility is required to make a successor rate filing in 2023, which would go into effect on January 1, 2024.

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

On January 8, 2021, the Utility filed a revised application updating the revenue requirement to include an additional $5.6 million of tree mortality costs and the cost of hiring the independent auditor.

On July 2, 2021, the independent audit report of the tree mortality costs was submitted to the CPUC, recommending a $2.4 million reduction.

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

Hearings were held in June 2021. The scoping memo and ruling for the proceeding call for a PD to be issued in September 2021.

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

2015 Gas Transmission and Storage Rate Case and 2011-2014 Gas Transmission and Storage Capital Expenditures Audit

On June 23, 2016, the CPUC approved a final phase one decision in the Utility’s 2015 GT&S rate case. The phase one decision excluded from rate base $696 million of 2011 to 2014 capital spending in excess of the amount adopted in the prior GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to a review of reasonableness to be conducted, or overseen, by the CPUC staff. The review was completed on June 1, 2020 and did not result in any additional disallowances. The report certified $512 million of recorded expenditures. The difference between the certified amount and the $576 million previously disallowed is primarily a result of differences between capital expenditures forecasted in the 2015 GT&S rate case and recorded capital expenditures.

On July 31, 2020, the Utility filed an application seeking recovery of $416.3 million of 2015 to 2022 revenue requirements associated with the $512 million of certified capital expenditures. On July 7, 2021, a joint motion was filed to adopt a settlement agreement. If approved by the CPUC, the settlement agreement would resolve all issues in this proceeding and would authorize a $356.3 million revenue requirement for the period of 2015 through 2022. Of this amount, $313.3 million of revenues for the period 2015 through 2021 would be amortized in rates over 60 months and $43 million associated with 2022 would be amortized in rates over 12 months through an annual gas true up filing for rates effective January 1, 2022. Going forward, the as-yet undepreciated capital plant associated with this application would be included in test year 2023 rate base in the Utility’s consolidated 2023 GRC. On July 9, 2021, the ALJ granted a motion to include an additional party. The ALJ ruled that the party’s participation would be limited to commenting on the settlement agreement and proposed decision, and that the party may not broaden the current scope of issues or introduce new evidentiary information.

The scoping memo calls for the issuance of a PD in the fourth quarter of 2021.

The Utility is unable to determine the timing and outcome of this proceeding.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters (excluding amounts related to the contingencies discussed above under “Enforcement and Litigation Matters”) totaled $82 million and $134 million at June 30, 2021 and December 31, 2020, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. The appellant filed his opening brief on June 25, 2021. A former executive director of the CPUC filed an amicus brief on July 2, 2021, asking the Ninth Circuit to reverse the decision of the District Court and to remand the case for further proceedings. The answering brief of PG&E Corporation and the Utility is due by August 25, 2021. The appellants’ reply brief is due 21 days after the answering brief is filed.

The Utility is unable to determine the timing and outcome of this proceeding.

CZU Lightning Complex Fire Notices of Violation

Between November 2020 and January 2021, several governmental entities raised concerns regarding the Utility’s emergency response to the 2020 CZU Lightning Complex fire, including Cal Fire, the California Coastal Commission, the Central Coast Regional Water Quality Control Board, and Santa Cruz County Board of Supervisors alleging environmental and unpermitted work violations. In the matter of Santa Cruz County’s complaint with the CPUC, on July 2, 2021, the CPUC issued a ruling denying the Utility’s motion to dismiss but limiting the issues to be determined to whether the Utility’s activities in response to the 2020 CZU Lightning Complex fire violated the Utility’s obligations under certain sections of Public Utilities Code and CPUC orders. The CPUC set a deadline of November 19, 2021 for interested parties to submit testimony and scheduled evidentiary hearings in late January 2022. The Utility continues to work with all agencies, as well as Santa Cruz County, to resolve any outstanding issues.

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

Diablo Canyon Nuclear Power Plant

The Utility’s Diablo Canyon power plant employs a “once-through” cooling water system that is regulated under a Clean Water Act permit issued by the Central Coast Regional Water Quality Control Board. In January 2000, the Central Coast Regional Water Quality Control Board issued a proposed draft cease and desist order alleging that, although the permit’s temperature limit had never been exceeded, the discharge was not protective of beneficial uses. This issue was resolved under a tentative global settlement addressing all aspects of the once-through cooling discharge that was initially approved in March 2003, but then later rejected by the Central Coast Regional Water Quality Control Board. Subsequently, in 2010 the California Water Board adopted a policy on once-through cooling that established specific compliance requirements to minimize entrainment impacts (fish and larvae pulled through the cooling system). For Diablo Canyon, the policy set a compliance date of December 31, 2024, required an evaluation of the feasibility and cost of alternative technologies, and allowed for alternative compliance requirements. However, with the January 11, 2018 CPUC approval of Diablo Canyon’s retirement at the expiration of its existing NRC licenses, alternative compliance measures are no longer necessary. The policy still requires annual interim mitigation payments based on actual cooling water flow volume, which the Utility will continue to pay until operations cease.

On December 8, 2020, the Utility entered into a settlement in the form of a consent judgment with the Central Coast Regional Water Quality Control Board regarding the thermal component of the plant’s once-through cooling discharge. After a 30 day public comment period, the consent judgment was filed in San Luis Obispo Superior Court and the judgment was entered on May 25, 2021. The consent judgment includes payment of $5.9 million to the Central Coast Regional Water Quality Control Board to fund water quality improvement projects selected by the board.

Environmental Remediation Contingencies

The Utility’s environmental remediation liability is primarily included in non-current liabilities on the Condensed Consolidated Balance Sheets and is comprised of the following:

	Balance at
(in millions)	June 30, 2021	December 31, 2020
Topock natural gas compressor station	$295	$303
Hinkley natural gas compressor station	129	132
Former manufactured gas plant sites owned by the Utility or third parties (1)	681	659
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	112	111
Fossil fuel-fired generation facilities and sites (3)	75	96
Total environmental remediation liability	$1,292	$1,301

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

The Utility’s environmental remediation liability at June 30, 2021, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. At June 30, 2021, the Utility expected to recover $999 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is currently conducting a background study on the site to better define the chromium plume boundaries. A draft background report was received in January 2020 and is expected to be finalized in 2022. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $137 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $400 million if the extent of contamination or necessary remediation at currently identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered in rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $53 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSM, where 90% of the costs are recovered in rates.

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

Diablo Canyon Outages

Diablo Canyon Unit 2 experienced five outages between July 2020 and April 2021, each due or related to malfunctions within the main generator associated with excessive vibrations. Additional inspections and replacement of a redesigned component of the generator occurred during Unit 2’s planned spring 2021 refueling outage. The affected component is part of the secondary system and does not involve a risk of release of radioactive material into the environment. During July 2020 through April 2021, the Utility implemented effective corrective actions. The Utility continues to monitor the affected component.

If additional shutdowns occur in the future, the Utility may incur incremental costs or forgo additional power market revenues. The Utility will also be subject to a review of the reasonableness of its actions before the CPUC.

Diablo Canyon carries property damage and outage insurance issued by NEIL and EMANI.

PG&E Corporation and the Utility do not currently believe that the resolution of this matter will have a material impact on their financial condition, results of operations, or cash flows.

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

Oakland Headquarters Lease and Sale of SFGO

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

The term of the Lease will begin on or about March 1, 2022. The Lease term will expire 34 years and 11 months after the commencement date, unless earlier terminated in accordance with the terms of the Lease. In addition to base rent, the Utility will be responsible for the costs and charges specified in the Lease, including insurance costs, maintenance costs and taxes.

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

In connection with entry into the Agreement, the Utility intends to sell the SFGO. Any sale of the SFGO would be subject to approval by the CPUC. On September 30, 2020, the Utility filed an application with the CPUC seeking authorization to sell the SFGO. On April 21, 2021, the Utility entered into a settlement agreement with certain other parties and submitted the settlement agreement to the CPUC for approval. On May 26, 2021, the Utility filed an amended settlement agreement based on discussions with the presiding ALJ. Under the amended settlement, the parties agree that (1) the Utility’s headquarters strategy, including the move to Oakland, the sale of SFGO, and the terms of the agreement to lease and the option to purchase the Lakeside Building, is reasonable, (2) all of the gain on sale of SFGO will be distributed to customers over five years, beginning in 2022, and (3) the costs associated with the Utility’s move to the Lakeside Building and development will be considered at later stages of the proceeding and through a petition for modification of the final decision in the proceeding.

On May 21, 2021, the Utility entered into a purchase agreement (the “Purchase Agreement”) with Hines Atlas US LP (“Hines”). The Agreement provides that, contingent on approval by the CPUC, the Utility will sell the SFGO to Hines. Under this agreement, the sale would take place 10 business days after CPUC approval of the sale but in no event prior to August 15, 2021. On July 22, 2021, the CPUC issued a PD approving the purchase agreement and the ratemaking treatment proposed under the parties’ settlement. A final decision is expected on August 19, 2021. The purchase price will be $800 million subject to prorations and adjustments. Hines has deposited $20 million into escrow to serve as liquidated damages in the event of certain breaches by Hines.

At June 30, 2021, neither the Lease Agreement nor the Purchase Agreement had any impact on PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

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

Under section 382 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date without approval by the Board of Directors (the “Ownership Restrictions”). As discussed below under “Update on Ownership Restrictions in PG&E Corporation’s Amended Articles,” due to the agreement to treat the Fire Victim Trust as a “grantor trust” for U.S. federal income tax purposes, with the election, the calculation of Percentage Ownership (as defined in the Amended Articles) will effectively be based on a reduced number of shares outstanding, namely the total number of outstanding equity securities less the number of equity securities held by the Fire Victim Trust. As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by section 382 of the Internal Revenue Code.

The tax deduction recorded on shares provided to the Fire Victim Trust under the Plan reflects PG&E Corporation’s conclusion as of June 30, 2021 that it is more likely than not that the Fire Victim Trust would be treated as a “qualified settlement fund” for U.S. federal income tax purposes, in which case the corresponding tax deduction will have occurred at the time transfers of cash and other property (including PG&E Corporation common stock) were made to the Fire Victim Trust. In January 2021, PG&E Corporation received an IRS ruling that states the Utility is eligible to make a grantor trust election for U.S. federal income tax purposes with respect to the Fire Victim Trust and addressed certain, but not all, related issues. PG&E Corporation believed certain benefits associated with “grantor trust” treatment, including, a potentially larger tax deduction related to the proceeds realized by the Fire Victim Trust from the sale of shares transferred to the Fire Victim Trust, could be realized, but only if PG&E Corporation and the Fire Victim Trust could meet certain requirements of the Internal Revenue Code and Treasury Regulations thereunder, relating to sales of PG&E Corporation common stock. On April 29, 2021, the Bankruptcy Court entered an order approving the material terms of the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement. On July 8, 2021, PG&E Corporation, the Utility, ShareCo, and the Fire Victim Trust entered into the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement whereby PG&E Corporation and the Utility agreed to make a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust.

With the “grantor trust” election, the Utility’s tax deduction will occur at the time the Fire Victim Trust pays the fire victims and will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. Therefore, $5.4 billion of cash and $4.54 billion of PG&E Corporation common stock, in the aggregate $10.0 billion that was transferred to the Fire Victim Trust in 2020, will not be deductible for tax purposes until the Fire Victim Trust pays the fire victims. Consequently, PG&E Corporation’s net operating loss will decrease by approximately $10.0 billion. In addition, there will be a $1.3 billion charge, net of tax, decreasing net deferred tax assets for the payment made to the Fire Victim Trust in PG&E Corporation common stock on its Consolidated Financial Statements for activity through December 31, 2020. These adjustments are expected to be reflected in PG&E Corporation’s and the Utility’s quarterly report on Form 10-Q for the quarter ending September 30, 2021. PG&E Corporation will subsequently recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells the shares.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

Because, as of July 8, 2021, PG&E Corporation and the Utility have agreed to treat the Fire Victim Trust as a “grantor trust” for U.S. federal income tax purposes as of July 8, 2021 (which treatment will be retroactive to the inception of the Fire Victim Trust), any shares owned by the Fire Victim Trust are effectively excluded from the total number of outstanding equity securities when calculating a person’s percentage ownership for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because it is a disregarded entity for tax purposes. For example, although PG&E Corporation had 2,463,016,638 shares outstanding as of July 26, 2021, only 1,507,529,458 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and assuming the Fire Victim Trust has not sold any shares of PG&E Corporation common stock, a person’s effective percentage ownership limitation for purposes of the Amended Articles as of July 26, 2021 was 2.9%. On July 8, 2021, the Fire Victim Trust disclosed that it held $5.8 billion in cash and investments of United States Treasury bills. It also disclosed that it had distributed $436.4 million to victims. As of July 26, 2021, to the knowledge of PG&E Corporation, the Fire Victim Trust had not sold any shares of PG&E Corporation common stock.

Summary of Changes in Net Income (Loss) and Earnings per Share

PG&E Corporation’s net income was $397 million and $517 million for the three and six months ended June 30, 2021, respectively, compared to net losses of $1,972 million and $1,601 million in the same periods in 2020. In the three and six months ended June 30, 2020, PG&E Corporation recognized $1.1 billion of expense related to the shares issued to Backstop Parties pursuant to the Backstop Commitment Letters (the “Backstop Commitment Premium Shares”) and $444 million of expense related to the additional shares issued to the Backstop Parties pursuant to the Forward Stock Purchase Agreements (the “Additional Backstop Commitment Premium Shares”), with no similar amounts for the same periods in 2021. These amounts are partially offset by increases in base revenues authorized in the 2020 GRC and 2019 GT&S rate cases in the three and six months ended June 30, 2021.

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

However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, even if the Utility satisfies the ongoing eligibility and other requirements set forth in AB 1054, for eligible claims against the Utility arising from wildfires that occurred between July 12, 2019 and the Utility’s emergence from Chapter 11 on July 1, 2020, the availability of the Wildfire Fund to pay such claims would be capped at 40% of the allowed amount of such claims. (See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

•The Uncertainties Regarding the Impact of Public Safety Power Shutoffs. The Utility’s wildfire risk mitigation initiatives involve substantial and ongoing expenditures and could involve other costs. The extent to which the Utility will be able to recover these expenditures and potential other costs through rates is uncertain. The PSPS program, one of the Utility’s wildfire risk mitigation initiatives included in the 2020-2022 WMP, has been the subject of significant scrutiny and criticism by various stakeholders, including the California governor, the CPUC and the court overseeing the Utility’s probation. The PSPS program has had an adverse impact on PG&E Corporation’s and the Utility’s reputation with customers, regulators and policymakers, and future PSPS events may increase these negative perceptions. In addition to the 2019 PSPS events, the Utility initiated several PSPS events in the third and fourth quarters of 2020 and one in January 2021 and expects that additional PSPS events will be necessary in future years. (See “OII to Examine the Late 2019 Public Safety Power Shutoff Events” and “OIR to Examine Electric Utility De-energization of Power Lines in Dangerous Conditions” in “Regulatory Matters” below.)

•The Costs and Execution of Other Wildfire Mitigation Efforts. In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires, the spread of wildfires should they occur and the impact of PSPS events. PG&E Corporation and the Utility incurred approximately $2.6 billion in connection with the 2019 WMP and incurred approximately $3.9 billion through June 30, 2021 in connection with the 2020-2022 WMP. Although the Utility may seek cost recovery for certain of these expenses and capital expenditures, the Utility has agreed in the Wildfires OII not to seek rate recovery of certain wildfire-related expenses and capital expenditures that it has incurred or will incur in the amount of $1.823 billion in future applications.

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

•The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its FERC TO18 and TO19 rate cases, 2023 GRC, WMCE application, and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, WMPMA, FRMMA, CPPMA, VMBA, WMBA, and RTBA. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the Utility’s reputation, the regulatory and political environments, and other factors. The Utility’s ability to seek cost recovery will also be limited as a result of the outcome of the Wildfires OII. (See Notes 4 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.)

•The Impact of Wildfires. Claims related to the 2019 Kincade fire that were not satisfied in full as of the Effective Date were not discharged in connection with emerging from Chapter 11. On July 16, 2020, Cal Fire issued a press release stating that it had determined that “the Kincade fire was caused by electrical transmission lines owned and operated by Pacific Gas and Electric (PG&E).” On April 6, 2021, the Sonoma County District Attorney’s Office charged the Utility with 5 felonies and 28 misdemeanors in connection with the 2019 Kincade fire. Accordingly, if PG&E Corporation or the Utility were determined to be liable for the 2019 Kincade fire, such liabilities could be significant and could exceed or be excluded from the amounts available under applicable insurance policies or the Wildfire Fund under AB 1054, which could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. As of June 30, 2021, PG&E Corporation and the Utility had recorded an aggregate liability of $800 million for claims in connection with the 2019 Kincade fire (before available insurance), which amount corresponds to the lower end of the range of reasonably estimable probable losses, but does not include all categories of potential damages and losses. If the Utility were to be convicted of certain charges in the criminal complaint, the Utility could be subject to material fines, penalties, and restitution, as well as non-monetary remedies such as oversight requirements, and accordingly the Utility currently believes that, depending on which charges it were to be convicted of, its total losses associated with the 2019 Kincade fire would materially exceed the $800 million aggregate liability that PG&E Corporation and the Utility have recorded. If the liability for the 2019 Kincade fire were to exceed $1.0 billion, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount, subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy and the other limitations and requirements under AB 1054. As of June 30, 2021, the Utility had also recorded an insurance receivable for $430 million. However, the Utility does not expect that any of its liability insurance would cover restitution payments ordered by the court presiding over the criminal proceeding. (See “2019 Kincade Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.)

On October 9, 2020 Cal Fire informed the Utility that it had taken possession of Utility equipment as part of Cal Fire’s ongoing investigation into the 2020 Zogg fire. On March 22, 2021, Cal Fire issued a press release with its determination that the 2020 Zogg fire was caused by a pine tree contacting electrical facilities. Cal Fire also indicated that its investigative report has been forwarded to the Shasta County District Attorney’s Office, which is investigating the matter. Accordingly, if PG&E Corporation or the Utility were determined to be liable for the 2020 Zogg fire, such liabilities could be significant and could exceed or be excluded from the amounts available under applicable insurance policies or the Wildfire Fund under AB 1054, which could be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows. As of June 30, 2021, PG&E Corporation and the Utility had recorded an aggregate liability of $375 million for claims in connection with the 2020 Zogg fire (before available insurance), which amount corresponds to the lower end of the range of reasonably estimable probable losses, but does not include all categories of potential damages. As of June 30, 2021, the Utility had also recorded an insurance receivable for $327 million in connection with the 2020 Zogg fire. (For more information see “2020 Zogg Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

There have been numerous wildfires in the Utility’s service territory during 2020 and since the beginning of the 2021 wildfire season, including the 2021 Dixie fire and the 2021 Fly fire. If the Utility were alleged or determined to be a cause of one or more of these wildfires, this allegation or determination could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

•The Impact of the COVID-19 Pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of COVID-19. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the moratorium on service disconnections for residential and small business customers and for eligible medium and large commercial and industrial customers, the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” and an observed reduction in non-residential electrical load. The Utility continues to monitor the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist. As of June 30, 2021, PG&E Corporation and the Utility had access to approximately $3.2 billion of total liquidity comprised of approximately $233 million of Utility cash, $74 million of PG&E Corporation cash and $2.9 billion of availability under the Utility and PG&E Corporation credit facilities. Other impacts of COVID-19 on PG&E Corporation and the Utility have included operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations, higher credit spreads and borrowing costs and could potentially also include a reduction in revenue due to the cost of capital adjustment mechanism and incremental financing needs. The Utility has established a memorandum account for tracking costs related to the CPUC’s emergency authorization and order, which, as of June 30, 2021, was $39 million. The Utility intends to seek recovery of this balance in a future application, subject to CPUC reasonableness review. For more information on the impact of COVID-19 on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic.” in Item 1A Risk Factors in Part I of the 2020 Form 10-K.

PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19. PG&E Corporation and the Utility continue to evaluate the overall impact of COVID-19 and their analysis is subject to change.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation, and regulatory matters, including those described above as well as the outcome of the OII into PG&E Corporation’s and the Utility’s Safety Culture, the sentencing terms of the Utility’s January 27, 2017 federal criminal conviction, including the oversight of the Utility’s probation and the potential recommendations by the Monitor, and potential penalties in connection with the Utility’s wildfire mitigation plan and safety and other self-reports. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, offers by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. PG&E Corporation and the Utility cannot predict the nature, occurrence, timing or extent of any such scenario, and there can be no assurance that any such scenario would not involve significant ownership or management changes to PG&E Corporation or the Utility, including by the state of California. Further, certain parties filed notices of appeal with respect to the Confirmation Order, including provisions related to the injunction contained in the Plan that channels certain pre-petition fire-related claims to trusts to be satisfied from the trusts’ assets. There can be no assurance that any such appeal will not be successful and, if successful, that any such appeal would not have a material adverse effect on PG&E Corporation and the Utility.

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

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2021 and 2020. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Consolidated Total	$397	$(1,972)	$517	$(1,601)
PG&E Corporation	(39)	(1,495)	(93)	(1,572)
Utility	$436	$(477)	$610	$(29)

PG&E Corporation’s net loss primarily consists of income taxes and interest expense on long-term debt. PG&E Corporation’s net loss for the three and six months ended June 30, 2020 also included reorganization items, net, including approximately $1.5 billion in expense related to the Backstop Commitment Premium Shares and the Additional Backstop Commitment Premium Shares.

Utility

The tables below show certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020.  The tables separately identify the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.  In addition, expenses that have been specifically authorized (such as energy procurement costs) and the corresponding revenues the Utility is authorized to collect to recover such costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,542	$1,409	$3,951	$2,303	$1,132	$3,435
Natural gas operating revenues	928	336	1,264	832	266	1,098
Total operating revenues	3,470	1,745	5,215	3,135	1,398	4,533
Cost of electricity	—	847	847	—	759	759
Cost of natural gas	—	187	187	—	134	134
Operating and maintenance	1,826	755	2,581	1,596	549	2,145
Wildfire-related claims, net of insurance recoveries	(5)	—	(5)	170	—	170
Wildfire Fund expense	118	—	118	173	—	173
Depreciation, amortization, and decommissioning	851	—	851	874	—	874
Total operating expenses	2,790	1,789	4,579	2,813	1,442	4,255
Operating income (loss)	680	(44)	636	322	(44)	278
Interest income	15	—	15	12	—	12
Interest expense	(342)	—	(342)	(189)	—	(189)
Other income, net	80	44	124	49	44	93
Reorganization items, net	(10)	—	(10)	(111)	—	(111)
Income before income taxes	$423	$—	$423	$83	$—	$83
Income tax provision (benefit) (1)			(17)			556
Net income (loss)			440			(473)
Preferred stock dividend requirement (1)			4			4
Income (Loss) Attributable to Common Stock			$436			$(477)

(1) These items impacted earnings for the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$4,911	$2,435	$7,346	$4,459	$2,016	$6,475
Natural gas operating revenues	1,825	760	2,585	1,696	668	2,364
Total operating revenues	6,736	3,195	9,931	6,155	2,684	8,839
Cost of electricity	—	1,437	1,437	—	1,304	1,304
Cost of natural gas	—	494	494	—	418	418
Operating and maintenance	3,560	1,352	4,912	3,059	1,051	4,110
Wildfire-related claims, net of insurance recoveries	167	—	167	170	—	170
Wildfire Fund expense	237	—	237	173	—	173
Depreciation, amortization, and decommissioning	1,739	—	1,739	1,729	—	1,729
Total operating expenses	5,703	3,283	8,986	5,131	2,773	7,904
Operating income (loss)	1,033	(88)	945	1,024	(89)	935
Interest income	17	—	17	28	—	28
Interest expense	(690)	—	(690)	(441)	—	(441)
Other income, net	169	88	257	97	89	186
Reorganization items, net	(12)	—	(12)	(204)	—	(204)
Income before income taxes	$517	$—	$517	$504	$—	$504
Income tax provision (benefit) (1)			(100)			526
Net income (loss)			617			(22)
Preferred stock dividend requirement (1)			7			7
Income (Loss) Attributable to Common Stock			$610			$(29)

(1) These items impacted earnings for the six months ended June 30, 2021 and 2020.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2021 and 2020, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $335 million, or 11%, and increased by $581 million, or 9%, in the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to an increase in base revenues authorized in the 2020 GRC and 2019 GT&S rate cases.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $230 million, or 14%, in the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the recognition of previously deferred costs related to the following: approximately $100 million related to vegetation management, approximately $100 million related to residential uncollectibles authorized for recovery (see “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” below), and approximately $80 million of costs recorded in conjunction with interim rate relief associated with the WMCE application (see “Wildfire Mitigation and Catastrophic Events Costs Recovery Application” below), with no comparable costs in the same period in 2020. Additionally, the Utility also experienced an increase in insurance costs in the three months ended June 30, 2021. These increases were partially offset by clean-up and repair costs of $35 million relating to the 2019 Kincade fire incurred in the three months ended June 30, 2020, with few comparable costs during the same period in 2021.

The Utility’s operating and maintenance expenses that impacted earnings increased by $501, or 16%, in the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the recognition of previously deferred costs related to the following: approximately $400 million related to vegetation management, approximately $160 million of costs recorded in conjunction with interim rate relief associated with the WMCE application (see “Wildfire Mitigation and Catastrophic Events Costs Recovery Application” below), and approximately $100 million related to residential uncollectibles authorized for recovery (see “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” below), with no comparable costs in the same period in 2020. Additionally, the Utility also experienced an increase in insurance costs in the six months ended June 30, 2021. These increases were partially offset by $20 million in restoration and rebuild costs related to the 2018 Camp fire, clean-up and repair costs of $35 million relating to the 2019 Kincade fire incurred in the six months ended June 30, 2020, with few comparable costs during the same period in 2021.

Wildfire-related claims, net of insurance recoveries

Costs related to wildfires that impacted earnings decreased by $175 million, or 103%, in the three months ended June 30, 2021, compared to the same period in 2020. The Utility recognized pre-tax charges of $75 million related to the 2020 Zogg fire, offset by $80 million of probable insurance recoveries, in the three months ended June 30, 2021, as compared to $600 million in pre-tax charges related to the 2019 Kincade fire, partially offset by $430 million in insurance recoveries recognized in the three months ended June 30, 2020.

Costs related to wildfires that impacted earnings decreased by $3 million, or 2%, in the six months ended June 30, 2021, compared to the same period in 2020. The Utility recognized pre-tax charges of $175 million related to the 2019 Kincade fire and $100 million related to the 2020 Zogg fire, offset by $108 million of probable insurance recoveries, in the six months ended June 30, 2021, as compared to $600 million in pre-tax charges related to the 2019 Kincade fire, partially offset by $430 million in insurance recoveries recognized in the six months ended June 30, 2020.

Wildfire Fund expense

Wildfire Fund expense that impacted earnings decreased by $55 million, or 32% in the three months ended June 30, 2021, compared to the same period in 2020. During the quarter ended June 30, 2020, the Utility became eligible to participate in the Wildfire Fund and as a result recorded amortization and accretion expense, retroactive to the effective date of the Wildfire Fund, July 12, 2019, related to the Wildfire Fund coverage.

Wildfire Fund expense that impacted earnings increased by $64 million, or 37%, in the six months ended June 30, 2021, compared to the same period in 2020. Due to the Chapter 11 Cases, the Utility’s participation in the Wildfire Fund was limited to 40% for the period from July 12, 2019 to June 30, 2020.

Depreciation, Amortization, and Decommissioning

There were no material changes in depreciation, amortization, and decommissioning expenses that impacted earnings for the periods presented.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings increased by $153 million, or 81%, and increased by $249 million, or 56%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the issuance of new debt in connection with or subsequent to emergence from Chapter 11.

Other Income, Net

Other income, net increased by $31 million, or 63%, and increased by $72 million, or 74%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, due to the decrease in the discount rate resulting in lower expenses on non-service pension costs.

Reorganization items, net

Reorganization items, net decreased by $101 million, or 91%, and $192 million, or 94%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the Utility’s emergence from Chapter 11 on July 1, 2020.

Income Tax Provision (Benefit)

Income tax provision decreased by $573 million, and decreased by $626 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to a write-off of a deferred tax asset associated with the decline in value of PG&E stock contributed into the Fire Victim’s Trust for the three and six months ended June 30, 2020 with no comparable adjustment in the same periods in 2021.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	0.6%	228.4%	(2.6)%	38.5%
Effect of regulatory treatment of fixed asset differences (2)	(25.0)%	(85.9)%	(39.0)%	(37.9)%
Tax credits	—%	(2.3)%	(0.5)%	(0.7)%
Bankruptcy and Emergence	0.1%	519.7%	0.2%	86.7%
Other, net	(0.8)%	(12.6)%	1.6%	(3.3)%
Effective tax rate	(4.1)%	668.3%	(19.3)%	104.3%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cost of purchased power, net	$796	$712	$1,326	$1,185
Fuel used in generation facilities	51	47	111	119
Total cost of electricity	$847	$759	$1,437	$1,304

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cost of natural gas sold	$153	$102	$423	$355
Transportation cost of natural gas sold	34	32	71	63
Total cost of natural gas	$187	$134	$494	$418

Operating and Maintenance Expenses

The Utility’s operating expenses that did not impact earnings include certain costs that the Utility is authorized to recover as incurred. If the Utility were to spend more than authorized amounts, these expenses could have an impact on earnings.

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

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of COVID-19. The Utility continues to evaluate the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist, including the moratorium on service disconnections for residential and small business customers, as well as for medium and large commercial and industrial customers through September 30, 2021. The Utility’s customer energy accounts receivable balances over 30 days outstanding as of June 30, 2021, were approximately $998 million, or $507 million higher as compared to the balance as of June 30, 2020. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic. The Utility expects to continue experiencing an impact on monthly cash collections for as long as current COVID-19 circumstances persist.

The outbreak of COVID-19 and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have and will continue to impact the Utility for an indeterminate period of time. Although the Utility is seeking regulatory relief to mitigate the impact of the consequences of the COVID-19 pandemic, there can be no assurance that any relief is forthcoming or that, if any relief measures are implemented, the timing that any such relief would impact the Utility. On April 16, 2020, the CPUC approved a resolution that authorizes utilities to establish memorandum accounts to track incremental costs associated with complying with the customer protections described within the resolution. On May 1, 2020, the Utility submitted an advice letter with the CPUC, describing all reasonable and necessary actions to implement emergency customer protections through April 16, 2021, which was subsequently updated on June 2, 2020, and July 15, 2020, to modify and clarify the filing based on CPUC guidance. On July 27, 2020, the CPUC approved the Utility’s advice letter. In February and March 2021, the CPUC extended the moratorium on service disconnections to June 30, 2021. In addition, on April 19, 2021, the CPUC issued a final decision to implement a temporary moratorium on service disconnection for medium and large commercial and industrial customers through June 30, 2021. On June 30, 2021, the CPUC extended this moratorium through September 30, 2021. (See “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” below for more information.) On July 16, 2021, the California governor signed into law AB 135, which provides financing assistance to customer accounts in arrears. (See “Assembly Bill 135” below for more information.)

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

In exchange for the exclusive license and entry into the License Agreement, SBA agreed to pay the Utility a purchase price of $973 million. SBA paid the Utility $946 million of such purchase price at the closing pursuant to the Transaction Agreement, which also contemplates the post-closing assignment of additional specified Cell Sites to SBA upon the satisfaction of certain terms and conditions, for which SBA will make additional purchase price payments to the Utility. The closing settlement also reflected an adjustment for an estimated amount of payments received by the Utility from Carriers in the pre-closing period that are allocable to licenses in the post-closing period. The purchase price is subject to further adjustment pursuant to the terms of the Transaction Agreement through August 15, 2021.

The Utility recorded approximately $365 million of the $946 million sales proceeds as a financing obligation, as this portion of the proceeds for existing Cell Sites represents a sale of future revenues. The Utility recorded approximately $106 million of the $946 million sales proceeds as a contract liability (deferred revenue), as a portion of proceeds with respect to the sublicensing of Cell Sites, as well as the Tower Site Agreement represents an upfront payment for access to space on the Utility’s assets. The Utility utilized a third-party discounted cash flow model based on business assumptions and estimates to determine the allocation of the purchase price between the financing obligation and deferred revenue. The financing obligation and deferred revenue are presented within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The Utility recorded the remaining approximately $475 million ($471 million of which was noncurrent) of the sale proceeds to regulatory liabilities, for the portion that is probable to be returned to customers in accordance with existing revenue sharing practices.

The financing obligation is amortized through Electric operating revenue and Interest expense on the Condensed Consolidated Statements of Income using the effective interest method and the deferred revenue balance is amortized through Electric operating revenue ratably over the 100-year term.

Equity Financings

On April 30, 2021, PG&E Corporation entered into an Equity Distribution Agreement with the Agents, the Forward Sellers and the Forward Purchasers, establishing an at the market equity distribution program, pursuant to which PG&E Corporation, through the Agents, may offer and sell from time to time shares of PG&E Corporation’s common stock having an aggregate gross sales price of up to $400 million. The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of common stock by PG&E Corporation to or through the Agents, PG&E Corporation may enter into Forward Sale Agreements with the Forward Purchasers.

As of June 30, 2021, there was $400 million available under PG&E Corporation’s at the market equity distribution program for future offerings. During the six months ended June 30, 2021, PG&E Corporation has not sold any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement.

Debt Financings

In March 2021, the Utility issued $1.5 billion aggregate principal amount of 1.367% First Mortgage Bonds due March 10, 2023, $450 million aggregate principal amount of 3.25% First Mortgage Bonds due June 1, 2031, and $450 million aggregate principal amount of 4.20% First Mortgage Bonds due June 1, 2041. The proceeds were used for (i) the prepayment of all of the $1.5 billion 364-day term loan facility (maturing June 30, 2021) outstanding under the Utility’s term loan credit agreement, (ii) the repayment of all of the borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement and (iii) general corporate purposes.

In June 2021, the Utility issued $800 million aggregate principal amount of 3.0% First Mortgage Bonds due June 15, 2028. The proceeds were used for general corporate purposes, including the repayment of borrowings under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

Credit Facilities

At June 30, 2021, PG&E Corporation and the Utility had $500 million and $2.4 billion available under their respective $500 million and $6.5 billion credit facilities, including the Utility’s term loan credit facility and Receivables Securitization Programs. The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time.

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

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2020 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. As of June 30, 2021, it is uncertain as to when PG&E Corporation and the Utility will commence the payment of dividends on their common stock and when the Utility will commence the payment of dividends on its preferred stock.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$1,335	$2,800
Net cash used in investing activities	(3,568)	(3,441)
Net cash provided by financing activities	2,074	9,334
Net change in cash, cash equivalents and restricted cash	$(159)	$8,693

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the six months ended June 30, 2021, net cash provided by operating activities decreased by $1.5 billion compared to the same period in 2020.  This decrease was primarily due to the payment of $758 million to the Fire Victim Trust in accordance with the Plan, and payment for interest in the amount of $595 million, with no similar payments made during the same period in 2020. These payments were partially offset by $581 million of cash received from SBA related to a portion of the License Agreement and Tower Site Agreement, with no similar cash receipts in the same period in 2020, and by higher base revenue collections authorized in the 2020 GRC and 2019 GT&S rate cases.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire, and the timing and amount of related insurance recoveries;

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

•the timing of the final payment to be made to the Fire Victim Trust, pursuant to the terms of the tax benefits payment agreement between the Fire Victim Trust and the Utility (see “Restructuring Support Agreement with the TCC” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information);

•the timing of and amount of the gain to be returned to customers from the sale of the SFGO and the purchase of the Lakeside Building; and

•the timing and outcomes of the Utility’s pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through regulated rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested.

Investing Activities

Net cash used in investing activities increased by $127 million during the six months ended June 30, 2021 as compared to the same period in 2020. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers.  Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.5 billion and $8.5 billion in capital expenditures in 2021 and between $7.8 billion and $8.9 billion in 2022. Additionally, future cash flows from investing activities will be impacted by the timing of and amount received from the proposed sale of the Utility’s SFGO and the purchase of the Lakeside Building.

Financing Activities

Net cash provided by financing activities decreased by $7.3 billion during the six months ended June 30, 2021 as compared to the same period in 2020.

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

On December 29, 2020, the court entered an order requiring the Utility to show cause as to why additional proposed conditions of probation should not be added. The proposed conditions would require the Utility to, when determining which distribution lines to de-energize during a PSPS event: (i) take into account the extent to which vegetation bordering those lines is not in compliance with certain requirements, and (ii) to the extent that information shows that such vegetation presents a safety hazard in the event of a windstorm, make a specific determination with respect to that distribution line and de-energize it unless the Utility finds in writing that there are specific reasons to believe that no safety issues exist. The Utility filed its response on January 20, 2021, proposing supplemental language to clarify and specify how the Utility will implement the new conditions proposed by the court. On March 24, 2021, the court issued an order requiring the Utility to provide, among other information, a revision of the proposed conditions of probation that incorporates consideration of the potential for a tree to fall into an overhead electric line based on its height and distance from the line. On April 29, 2021, the court entered an order declining to impose these proposed conditions, but recommending that the Utility, when determining which distribution lines to de-energize during a PSPS event: (i) take into account the extent to which vegetation bordering those lines is not in compliance with certain requirements, and (ii) to the extent that information shows that such vegetation presents a safety hazard in the event of a windstorm, make a specific determination with respect to that distribution line and de-energize it unless the Utility finds in writing that there are specific overriding public safety needs to leave the lines energized. The court also ordered the Utility to file a statement by July 1, 2021 setting forth its PSPS criteria for 2021 and stating the extent to which it has adopted the court’s recommendations. The Utility submitted its response on July 1, 2021.

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

On February 18, 2021, the court issued an order requiring the Utility to show cause as to why an additional proposed condition of probation, which would require the Utility to “identify and remove any tree or portion thereof leaning toward any distribution line if it may contact the line from the side or fall on the line and must do so regardless of the health of the tree[,]” should not be added. On April 29, 2021, the court modified the Utility’s conditions of probation to require the Utility to comply with the scope of section 4293 of the California Public Resources Code as articulated by the CPUC and Cal Fire.

On April 20, 2021, the court issued an order requiring the Utility to appear in connection with a potential probation violation based on the charges filed by the Sonoma County District Attorney’s office related to the 2019 Kincade fire. The court held hearings on May 4, 2021 and June 2, 2021. The court continued the matter until September 13, 2021.

In the course of 2021, the court entered numerous other orders, including in connection with the Utility’s vegetation management, the Utility’s PSPS program, the 2018 Camp fire, the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire.

The Utility may receive additional orders from the court for the duration of the probation period in the future.

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

As required by the CPUC’s resolution, the Utility submitted a corrective action plan to the CPUC’s executive director on May 6, 2021, which is designed to correct or prevent recurrence of the step 1 triggering event, or otherwise mitigate any ongoing safety risk or impact, as soon as practicable, among other things. The corrective action plan addresses the EVM situation that occurred in 2020 and provides a risk-informed EVM workplan for 2021. The Utility is required to update the information contained in the corrective action plan every 90 days. The Utility will remain in step 1 of the EOEP until the CPUC determines that the Utility has met the conditions of the corrective action plan. If the Utility does not adequately meet such conditions within the timeframe approved by the CPUC, the CPUC may place the Utility into a higher step of the EOEP, or the Utility may remain in step 1 of the EOEP if it demonstrates sufficient progress towards meeting such conditions.

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

Periodically, costs arise that could not have been anticipated by the Utility during GRC applications or that have been deliberately excluded therefrom. These costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account, and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC has also authorized balancing accounts with limitations or caps to cost recovery. These accounts, which include the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and RTBA among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, and other wildfire prevention-related costs. While the Utility expects such costs to be recoverable, there can be no guarantee that the CPUC will authorize the Utility to recover the full amount of its costs, or the Utility may enter into a settlement for an amount that is less than the full amount of its costs.

In recent years, the amount of the costs recorded in these accounts has increased. As of June 30, 2021, the Utility had recorded an aggregate amount of approximately $3.4 billion in the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and RTBA. Because rate recovery requires CPUC authorization in separate proceedings for these accounts, there is a delay between when the Utility incurs costs and when it may recover those costs.

If the amount of the costs recorded in these accounts continues to increase, the delay between incurring and recovering costs lengthens, or the Utility does not recover the full amount of its costs, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows could be materially affected.

(For more information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1., “Regulatory Matters - Wildfire Mitigation and Catastrophic Events Costs Recovery Application,” “Regulatory Matters - Application for Recovery of Costs Recorded in the Wildfire Expense Memorandum Account,” “Regulatory Matters - Catastrophic Event Memorandum Accounts and Applications,” and “Regulatory Matters - Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” below.)

2023 General Rate Case

On June 30, 2021, the Utility filed its 2023 GRC application with the CPUC. In the 2023 GRC, the CPUC will determine the annual amount of base revenues that the Utility will be authorized to collect from customers from 2023 through 2026 to recover its anticipated costs for gas distribution, transmission and storage, electric distribution, and electric generation and to provide the Utility an opportunity to earn its authorized rate of return. The Utility’s revenue requirements for other portions of its operations, such as electric transmission, and electricity and natural gas purchases, are authorized in other regulatory proceedings overseen by the CPUC or the FERC.

In a GRC, the CPUC approves annual revenue requirements for the first year (a “test year”) of the GRC period and typically authorizes the Utility to receive annual increases in revenue requirements for the subsequent years of the GRC period (known as “attrition years”). For its 2023 test year, the Utility has requested revenue requirements of $15.46 billion, an increase of $3.56 billion over the adopted 2020 GRC and 2019 GT&S revenue requirements for 2022 of $11.90 billion. The GRC application further states that the Utility’s requested 2023 revenue requirements represent a 9.6% increase over its total revenue requirements for 2022 (including both amounts that are authorized and that are requested outside of the GRC and remain subject to the regulatory process). The requested weighted-average GRC rate base for 2023 is approximately $48.52 billion, which corresponds to an increase of $9.35 billion over the authorized rate base for 2022 of $39.17 billion. The Utility also requested that the CPUC establish a ratemaking mechanism that would increase the Utility’s authorized GRC revenues in 2024, 2025, and 2026 by $930 million, $590 million, and $381 million, respectively. The Utility estimates its proposed revenue requirements for 2024, 2025, and 2026 would result in revenue requirement increases of 2.4%, 1.9%, and 1.5%, compared to its total estimated revenue requirements for 2023, 2024, and 2025, respectively. Over the 2023-2026 GRC period, the Utility plans to make average annual capital investments of approximately $7.75 billion in gas distribution, transmission and storage, electric distribution, and electric generation infrastructure, and to improve safety, reliability, and customer service.

The following table compares the requested revenue requirements for 2023 with the comparable revenue requirements currently authorized for 2022, by both line of business and cost category:

Line of Business (1)	Amounts requested in the 2023 GRC application	Amounts currently authorized for 2022 (2)	Requested increase compared to currently authorized amounts
(in millions)
Gas distribution	$2,870	$2,321	$550
Gas transmission and storage	1,989	1,662	327
Electric distribution	8,171	5,514	2,657
Electric generation	2,431	2,404	26
Total revenue requirements	$15,461	$11,901	$3,560

(1) May not sum due to rounding.
(2) These amounts include revenues from Decision (D.) 20-12-005 (the Utility’s 2020 GRC), D.19-09-025 (the Utility’s 2019 GT&S) adjusted for D.19-12-056 and Advice Letter (AL) 4275-G/5887-E (Cost of Capital changes adopted for Long Term Debt and Common Stock) and AL 4367-G/6062-E (Excess Accumulated Deferred Income Taxes Pursuant to the 2017 Tax Act). Also included are the 2022 adopted revenue requirements associated with the following previously separately-funded projects: AL 5322-E (Energy Storage), D.16-12-065 (Electric Vehicle Charging Network Phase I), D.14-03-021 (Mobile Home Park to the Meter), D.20-11-035 (2019 CEMA), AL 4392-G/6100-E (Wildfire Mitigation Balancing Account and Vegetation Management Balancing Account), AL 4444-G/6210-E (Risk Transfer Balancing Account).

In the 2023 GRC application, the Utility proposes a series of safety, resiliency, and clean energy investments to further reduce wildfire risk and deliver safe, reliable, and clean energy service. Among other things, the Utility proposes to invest a total of approximately $31.00 billion between 2023 and 2026 to reduce wildfire risk; improve gas and electric system safety, reliability, and resiliency; increase the use of new, innovative technologies; and expand its clean energy infrastructure.

In addition to coverage that may be available from the private insurance market, the Utility also proposes to use self-insurance as part of its wildfire insurance program as follows: (1) the Utility’s recommended approach, a new self-insurance structure whereby the Utility would seek customer-funded self-insurance in the amount of $250 million annually and traditional private insurance procurement for amounts between the accumulated self-insurance balance and $1.0 billion; or, alternatively (2) continuing the currently authorized mechanism whereby the Utility seeks procurement of wildfire liability insurance instruments through the private insurance market and is authorized to use any unspent authorized revenue requirements on self-insurance.

In addition, the Utility requests authorization to establish one new balancing account and one new memorandum account as follows:

•Catastrophic Events Straight-Time Labor Balancing Account, a two-way account which would recover straight-time labor costs associated with catastrophic events. These costs are currently recovered through the Catastrophic Events Memorandum Account process.

•Helms Capacity Memorandum Account, which would allow the Utility to track and recover the actual costs associated with upgrading the Helms Pumped Storage Facility through a future application.

The Utility is not seeking recovery of compensation of PG&E Corporation’s and the Utility’s officers within the scope of 17 Code of Federal Regulations 240.3b-7.

On March 24, 2021, TURN submitted a proposal that would require the Utility to provide an alternative forecast in the 2023 GRC corresponding to the rate of inflation. On July 16, 2021, the CPUC adopted a decision denying TURN’s proposal.

In its application, in accordance with the CPUC’s standard Rate Case Plan schedule, the Utility requests that the CPUC issue a proposed decision by December 19, 2022. It also requests that the 2023 GRC rates be effective January 1, 2023. The Utility expects a prehearing conference to be held in August 2021 to set a procedural schedule, including the dates for interested parties to submit testimony and for evidentiary hearings.

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

Hearings were held in June 2021. Opening briefs were filed July 23, 2021 and reply briefs are to be filed on August 6, 2021. The scoping memo and ruling for the proceeding calls for a PD to be issued in September 2021.

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

On January 12, 2021, the CPUC issued a scoping memo establishing the scope and schedule for the proceeding. On February 26, 2021, parties served testimony addressing the Utility’s application. The Utility served rebuttal testimony on March 19, 2021. On June 30, 2021, the Utility and other parties filed a joint motion for approval of a settlement agreement, which, if adopted, would authorize recovery of a $445.4 million revenue requirement.

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

On June 11, 2020, the CPUC issued a final decision as part of the OIR to Consider New Approaches to Disconnections and Reconnections to Improve Energy Access and Contain Costs that permanently eliminated deposit requirements for residential customers. On April 19, 2021, the CPUC issued a final decision to implement a temporary moratorium on service disconnection for medium and large commercial and industrial customers through June 30, 2021. To be eligible, medium or large commercial or industrial customers must be enrolled in and current on a payment plan by June 30, 2021. The final decision authorized the Utility to submit an advice letter to establish a memorandum account to track incremental costs for the period of December 30, 2020 to June 30, 2021 for this moratorium. The Utility submitted the advice letter on May 14, 2021. On June 30, 2021, the Commission issued a final decision on bill debt relief, which further suspended disconnections to September 30, 2021 for residential and small business customers (which was extended to medium and large customers as well by an existing decision).

PG&E Corporation and the Utility are unable to predict whether this resolution will be further extended, which could have a material impact on results of operations, financial condition, and cash flows of PG&E Corporation and the Utility.

For more information, see the 2020 Form 10-K.

Other Regulatory Proceedings

Application to Sell General Office Complex

On September 30, 2020, the Utility filed an application with the CPUC to sell its SFGO located at 25 Beale Street, 45 Beale Street, 77 Beale Street, 50 Main Street, 215 Market Street and 245 Market Street in downtown San Francisco, and to recover costs to relocate its staff at SFGO to a new headquarters to the Lakeside Building, and for appropriate ratemaking treatment of those transactions.

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

On December 15, 2020, the assigned commissioner issued a scoping memo, which contemplates a CPUC final decision as early as August 2021 and provides for additional timeline flexibility depending on the pace of the sale process. On April 21, 2021, the Utility entered into a settlement agreement with certain other parties and submitted the settlement agreement to the CPUC for approval. On May 26, 2021, the Utility filed an amended settlement agreement based on discussions with the presiding ALJ. Under the amended settlement, the parties agree that (1) the Utility’s headquarters strategy, including the move to the Lakeside Building, the sale of SFGO, and the terms of the agreement to lease and the option to purchase the Lakeside Building, is reasonable, (2) all of the gain on sale of SFGO will be returned to customers over five years, beginning in 2022, and (3) the costs associated with the Utility’s move to the Lakeside Building and development will be considered at later stages of the proceeding and through a petition for modification of the final decision in the proceeding.

On May 21, 2021, the Utility entered into a purchase agreement with Hines Atlas US LP, to sell the SFGO for $800 million. The sale under the agreement would take place 10 business days after CPUC approval of the sale but in no event prior to August 15, 2021. On June 11, 2021, the Utility served testimony in the CPUC proceeding regarding the SFGO sale terms.

On July 22, 2021, the CPUC issued a PD approving the purchase agreement and the ratemaking treatment proposed under the parties’ settlement. A final decision is expected on August 19, 2021.

Application for Post-Emergence Securitization Transaction

On April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to recover $7.5 billion of 2017 wildfire claims costs through securitization that is designed to be rate neutral to customers, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with 2017 Northern California wildfires. Among other uses, as a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt and accelerate a $592 million payment due to the Fire Victim Trust. Specifically, the application requested administration of the stress test methodology approved in the CHT OIR and a determination that $7.5 billion in 2017 catastrophic wildfire costs and expenses are stress test costs and eligible for securitization. In this context, a securitization refers to a financing transaction where a special purpose financing vehicle issues new debt that is secured by the proceeds of a new recovery charge to Utility customers. The application also proposed a customer credit designed to equal the bond charges over the life of the bonds, which would insulate customers from the charge on customer bills associated with the bonds. The Utility initially proposed to fund the customer credit through a trust that consists of shareholder assets including: (1) an initial contribution of $1.8 billion; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; and (3) investment returns on the assets in the trust. The Utility also proposed to share with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

On January 15, 2021, the Utility made an alternative proposal for the CPUC’s consideration comprised of four elements: (1) a $200 million increase in the initial shareholder contribution, from $1.8 billion to $2 billion, provided that $1 billion is contributed in 2021 and up to $1 billion in 2024; (2) potential shift in the customer credit trust’s investment portfolio to a greater proportion of fixed income investments; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) a reduced sharing of any trust surplus with customers to 10%.

On March 23, 2021, the ALJ issued a PD finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. and approving a structure for the transaction. The PD generally adopts the transaction structure proposed by the Utility and authorizes the Utility to establish a customer credit trust funded by PG&E Corporation’s shareholders, that will provide a monthly customer credit to customers that is anticipated to equal the securitized charges such that the securitization is designed to be rate neutral to customers. The PD also implements elements (1) through (3) of the Utility’s alternative proposal described above, and as to (4) the PD maintains a 25% sharing of any trust surplus with customers. On April 21, 2021, the CPUC issued a revised PD incorporating certain clarifications based on parties’ comments, and on April 22, 2021, the CPUC approved the revised PD. Three parties filed applications for rehearing of the decision on May 3, 2021, and the Utility filed a response to those applications on May 14, 2021.

Separately, on January 6, 2021, the Utility filed an additional application requesting that the CPUC issue a financing order authorizing the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to securitize the $7.5 billion of claims associated with the 2017 Northern California wildfires. On April 5, 2021, the ALJ issued a PD granting the Utility’s January 2021 application for a financing order authorizing the issuance of $7.5 billion of recovery bonds in connection with the rate neutral securitization proceeding. On May 4, 2021, the CPUC issued a revised PD incorporating certain clarifications based on parties’ comments, and on May 6, 2021, the CPUC approved the revised PD. Two parties filed applications for rehearing of the financing order, and the Utility filed a response to those applications for rehearing on June 4, 2021.

Application for AB 1054 Securitization Transaction

On February 24, 2021 the Utility filed an application with the CPUC seeking authorization for a transaction to securitize up to $1.19 billion of fire risk mitigation capital expenditures that were or will be incurred by the Utility in 2020 and 2021.  The $1.19 billion reflects capital expenditures related to the Utility’s Community Wildfire Safety Program that were approved by the CPUC in the 2020 GRC, and includes $655 million in recorded 2020 capital expenditures and an additional $535 million in forecast capital expenditures in 2021.  The final amount to be securitized would be based on recorded 2020 and 2021 Community Wildfire Safety Program capital expenditures incurred by the Utility prior to the securitization transaction.

The application requested that the CPUC issue a financing order authorizing one or more series of recovery bonds, determine that the issuance of the bonds and collection through fixed recovery charges is just and reasonable, consistent with the public interest and would reduce rates on a present value basis compared to traditional utility financing mechanisms, and authorize the Utility to collect a NBC sufficient to pay debt service on the recovery bonds.  The application also requested to exclude the securitized debt from the Utility’s ratemaking capital structure and to adjust its 2020 GRC revenue requirement following the issuance of the recovery bonds.  The application indicated that the issuance of the bonds is anticipated to occur before the end of 2021, but timing is subject to change.

On June 24, 2021, the CPUC issued a decision granting the Utility’s application and authorizing the Utility to issue up to approximately $1.2 billion of recovery bonds. On July 6, 2021, the financing order became final and non-appealable.

2020-2022 Wildfire Mitigation Plan

As previously disclosed, on February 7, 2020, the Utility submitted its 2020 WMP and utility survey. The Utility’s 2020 WMP describes the Utility’s wildfire safety programs, which are focused on three key areas: reducing the potential for fires to be started by electrical equipment, reducing the potential for fires to spread, and minimizing the frequency, scope and duration of PSPS events, as well as providing historical data requested by the guidelines. The Utility’s 2020 WMP covers a three-year period from 2020 to 2022 but is updated annually.

On June 11, 2020, the CPUC voted to adopt two resolutions which conditionally approved the Utility’s 2020 WMP. The resolutions indicate that while the Utility’s 2020 WMP met the minimum requirements for its submission, the deficiencies found, classified as severity level A, B, or C Conditions, require significant follow-up from the Utility and oversight to ensure appropriate remedies for the deficiencies. The Utility received 41 Conditions in total with the first set, classified as Class A Conditions, submitted on July 27, 2020. The second set, Class B Conditions, were completed on September 9, 2020 and the third, Class C Conditions, were submitted as part of the 2021 WMP update on February 5, 2021. On December 30, 2020, the OEIS issued a Notice of Non-Compliance finding that the Utility’s responses to the Class A Conditions were insufficient. The OEIS has required the Utility to include 39 action items in its 2021 WMP to address the insufficient responses. On January 8, 2021, the OEIS issued a Notice of Non-Compliance finding that the Utility’s quarterly report addressing the Class B Conditions was insufficient. The OEIS directed the Utility to respond to 84 action items in its 2021 WMP or via a supplemental filing by February 26, 2021.

The Utility’s 2021 WMP was submitted on February 5, 2021. The 2021 WMP updated the 2020 WMP and addressed the Utility’s wildfire safety programs focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread and reducing the impact of PSPS events. On February 26, 2021, the Utility submitted its supplemental filing addressing the remaining action items regarding the Class A and Class B conditions that OEIS determined were insufficient.

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

On April 27, 2021, the OEIS extended its deadline to issue a determination on the Utility’s 2021 WMP. On May 4, 2021, the OEIS issued a revision notice requiring the Utility to address six issues. The Utility submitted its response to the revision notice on June 3, 2021, and parties filed comments on June 10, 2021 and reply comments on June 16, 2021. The Utility is unable to predict the timing or outcome of a CPUC decision on the 2021 WMP.

In 2021, the Utility notified the CPUC that it had missed some inspections and other targets subject to the 2020 WMP. The Utility is undertaking a review of its electric asset inspections. For more information, see “Electric Asset Inspections” below.

On July 1, 2021, the Utility received a copy of the Independent Evaluator’s report concerning compliance with the 2020 WMP. The Independent Evaluator generally found that the work conducted by the Utility in 2020 aligned with the 2020 WMP targets but did find exceptions and areas of non-compliance. The Independent Evaluator also reviewed the Utility’s funding of 2020 WMP initiatives and determined that while most initiatives were fully funded when compared to budget, there were some initiatives where the Utility underspent in comparison to budget. The Utility may submit comments on the Independent Evaluator report by August 16, 2021.

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

The CPUC adopted a decision in the first track of the proceeding on June 11, 2020, which approved with conditions the Utility’s proposal and requires the Utility to track costs in a new memorandum account for subsequent regulatory review and recovery in rates.

The CPUC initiated the second track of the proceeding on July 3, 2020, which focused on the transition from diesel mobile generation to alternative, cleaner backup power generation. On January 14, 2021, the CPUC adopted a final decision in the second track of the proceeding (the “Track 2 Decision”). The Track 2 Decision requires the Utility to justify the amount of temporary generation necessary for use at substations during the 2021 wildfire season; to propose a longer-term framework for substation generation solutions to mitigate PSPS outage events by June 30, 2021; and to file an application by September 30, 2021 to recover the costs incurred in 2020 associated with the use of temporary generation to mitigate PSPS outages. The Track 2 Decision also authorizes the Utility to record the future costs of temporary generation for substations in a memorandum account and to recover the costs for any clean substation project(s) through a one-way balancing account, up to a $350 million cap and subject to other eligibility requirements.

On March 5, 2021, the Utility submitted an advice letter seeking authorization to track and record costs for the reservation and operation of up to 168 MW of temporary generation to support substation-level microgrids during 2021 PSPS events. On April 14, 2021, the CPUC approved the Utility’s request to reserve up to 168 MW of temporary generation in 2021. The CPUC indicated that it would separately address the Utility’s plan to establish any clean substation project(s) in 2021. On June 4, 2021, the Utility notified the CPUC that it did not identify any generation-based clean substation projects within the cost-effectiveness parameters established by the Track 2 Decision, and proposed a demand response-based clean substation pilot project.

On July 15, 2021, the CPUC adopted a decision in the third track of this proceeding that would suspend the capacity reservation component of utility standby rates for eligible microgrids that meet California Air Resource Board air pollution standards for generation. The decision requires the IOUs to establish two-way balancing accounts to track costs associated with the suspension of the capacity reservation component of the standby charge, and to also track the revenue received from a new Demand Assurance Charge mechanism, to true-up costs for future recovery from customers. According to the decision, in 2026, the CPUC will evaluate the effectiveness of the reservation capacity rate suspension and the adequacy of the Demand Assurance Charge.

On June 30, 2021, the Utility filed a new application at the CPUC regarding the selection and procurement of substation-level microgrid projects for PSPS mitigation going forward. The application also proposes a framework for seeking cost recovery of selected projects. Under the application’s proposed schedule, the CPUC would issue a final CPUC decision after March 2022.

Failure to obtain a substantial or full recovery of costs could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows.

Regionalization Proposal

On June 30, 2020, the Utility filed its application for approval of its Regionalization Proposal with the CPUC. The Utility’s proposal would divide its service area into five new regions to further improve safety and reliability, core operations, and be more responsive to the needs of its customers. The Utility’s Regionalization Proposal describes the development of these regions, plans to hire new regional leadership, and a new regional organization structure. The Utility’s application requested the CPUC to approve a memorandum account to record any incremental costs the Utility incurs in connection with the development and implementation of regionalization. The memorandum account proposal was approved on October 2, 2020. On June 1, 2021, the Utility announced the hiring of five regional vice presidents and five regional safety directors.

On June 29, 2021, the CPUC issued an amended scoping memo that provides the parties a right to request evidentiary hearings. If granted, hearings will occur the first week of August 2021. Opening and reply briefs are due August 16, 2021 and August 23, 2021, respectively. The case will then be submitted for a decision.

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

On March 4, 2021, the CPUC issued a final decision which created a new rulemaking regarding the amount of the Wildfire Fund NBC in 2022 and 2023. A prehearing conference for the new rulemaking took place on April 26, 2021. The Utility expects a final decision on the 2022 Wildfire Fund NBC in December 2021 and a final decision on the 2023 Wildfire Fund NBC in December 2022.

OIR to Establish Policies, Processes, and Rules to Ensure Safe and Reliable Gas Systems in California and Perform Long-Term Gas Planning

As previously disclosed, on January 16, 2020, the CPUC opened an OIR to address reliability and standards for gas public utilities, the regulatory changes necessary to improve the coordination between gas utilities and gas-fired electric generators, and impacts due to legislative mandates to address the greenhouse gas reduction emissions which will result in the replacement of gas-fuel technologies and forecast reduced demand for natural gas. This proceeding examines whether recent industry-related events will require the CPUC to change the rules, processes and regulations governing gas utilities, including but not limited to, gas reliability standards, long-term contracting, regulatory accounting, reporting and tariff changes for operational flow orders.

On February 26, 2021, the ALJ issued a ruling seeking comments regarding penalties and financial incentives and potential mechanisms for implementation. Other questions included whether the CPUC should establish new rules to attempt to decrease the risk of electricity price volatility caused by potential gas supply issues and if certain pipeline operating procedures should be uniform across the state. Parties filed comments on the questions on March 19, 2021. On March 30, 2021, several parties filed a joint motion to suspend the procedural schedule for Tracks 1A and 1B (Phase 1) due to inadequate time to prepare testimony if determined by the CPUC to be necessary. In accordance with the amended procedural schedule, on April 2, 2021, parties filed motions regarding the need to serve testimony, file briefs or request evidentiary hearings in Phase 1. On April 15, 2021, the ALJ issued a ruling suspending the amended procedural schedule. On June 25, 2021, the ALJ issued a ruling requesting comments on a CPUC staff proposal to impose daily financial penalties on a gas utility for failing to meet an annual backbone capacity standard for more than nine months. The Utility will file comments by July 30, 2021 and reply comments by August 15, 2021.

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

Opening briefs were filed on October 30, 2020 by all parties, which included an intervenor proposing financial penalties against the Utility of $166 million. If adopted by the CPUC, such penalties could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Reply briefs were filed by all parties on November 17, 2020, including the Utility, which opposed the imposition of any penalties. On May 26, 2021, the presiding officer issued a POD finding that the Utility was not reasonable in its implementation of these PSPS events. The POD proposes a penalty of $106 million, which would be offset by $86 million in bill credits that the Utility has already provided to customers. On June 25, 2021, the Utility filed an appeal of the POD arguing that no penalty should be imposed beyond the previously issued bill credits. That same day, the California Large Energy Consumers Association also filed an appeal asking that some portion of the bill credits be distributed to industrial customers. The Utility and others filed responses to the appeals on July 12, 2021. The CPUC may approve the POD or issue a decision different.

On June 24, 2021, the CPUC adopted PSPS Phase 3 guidelines, which require utilities to submit annual pre- and post- season reports, have certain percentages of Community Resource Centers be indoors, conduct public outreach in all languages prevalent in its service territory, have a webpage that explains “critical facility” requirements, implement new notification requirements and conduct de-energization simulation exercises. The Phase 3 guidelines also clarify that the CPUC may review the reasonableness of a decision to initiate a PSPS event at any time and that IOUs must ensure customers are able to use medical equipment during PSPS events.

The Utility is unable to predict the outcome of this proceeding.

OII to Examine the Late 2019 Public Safety Power Shutoff Events

On November 13, 2019, the CPUC issued an OII to determine “whether California’s IOUs prioritized safety and complied with the CPUC’s regulations and requirements with respect to their PSPS events in late 2019.” The first phase of this proceeding focuses on (1) the effectiveness of the utilities’ procedures to notify the public of the PSPS events, (2) the utilities’ communication and coordination with first responders, local jurisdictions and state agencies, and (3) the utilities’ management of their resources to ensure public safety. In later phases of this proceeding, the CPUC may consider taking action if it finds violations of statutes or its decisions or GOs have been committed and to enforce compliance, if necessary.

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

On April 20, 2021, the CPUC issued a PD in the case that found each of the large electric IOUs to be noncompliant with CPUC-required guidelines in certain of their 2019 PSPS events. The PD proposed a financial remedy and a number of corrective actions. The financial remedy would consist of forgoing collection of revenues from customers associated with electricity not sold during future PSPS events until it can be demonstrated that the utilities have made improvements in assessing public harm when determining whether to initiate a PSPS event. The corrective actions involve the Utility’s processes, reporting, and other aspects of its PSPS program. The CPUC’s final decision was issued on June 7, 2021 and modified some of the PD’s corrective actions but retained the financial remedy. On July 7, 2021, the Acton Town Council filed an application to rehear the decision. Responses to the application for rehearing were filed on July 22, 2021. The Utility is unable to predict the outcome of this proceeding.

Power Charge Indifference Adjustment OIR

As previously disclosed, in 2017, the CPUC initiated the PCIA Rulemaking to make refinements to the PCIA, a cost recovery mechanism to ensure that customers that leave the Utility’s bundled service for a non-Utility provider, such as a direct access or CCA provider, pay their fair share of the above-market costs associated with long-term power purchase commitments and Utility-owned generation made on their behalf. The above-market costs of the Utility’s generation portfolio are calculated using benchmarks for energy, RA and renewables portfolio standard attributes.

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

On August 6, 2020, the CPUC issued a final decision that would provide a non-Utility provider an option to prepay its entire PCIA obligation.

On May 20, 2021 the CPUC approved a final decision, removing the PCIA rate cap and trigger mechanism and adopting a limited proposal for portfolio management focused only on the Utility’s renewables portfolio standard eligible resources. On June 23, 2021, six parties filed a joint application for rehearing. On July 8, 2021, the Utility filed reply comments.

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

On April 23, 2021, the Utility issued the 2021 CPE local RA request for offers in furtherance of fulfilling its obligations as CPE under the above-referenced CPUC decisions. Execution of any agreements resulting from the request for offers is estimated to occur in August or early September 2021.

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

The Utility has procured its required RA capacity for the August 1, 2021 milestone from third parties through CPUC-approved contracts for lithium-ion battery energy storage resources with terms ranging from 10-15 years. On December 22, 2020, the Utility filed an advice letter seeking CPUC approval of an additional group of similar contracts that would satisfy the balance of the Utility’s procurement obligations for the August 1, 2022 and August 1, 2023 milestones. On April 15, 2021, the CPUC approved the contracts.

The CPUC is developing a modified cost allocation mechanism methodology, under which the Utility will be able to recover procurement and administrative costs it incurs in serving the backstop procurement function.

On June 24, 2021, the CPUC unanimously adopted a decision to address incremental system reliability needs between 2024 and 2026 due to, in part, the pending retirements of Diablo Canyon and once-through-cooling natural gas plants in Southern California by requiring at least 11,500 MW of additional net qualifying capacity to be procured by LSEs subject to the CPUC’s integrated resource planning authority. The decision sets annual procurement requirements of 2,000 MW by 2023, an additional 6,000 MW by 2024, an additional 1,500 MW by 2025, and an additional 2,000 MW by 2026. The decision sets the Utility’s share of the procurement at 2,302 MW of incremental net qualifying capacity.

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

On June 4, 2021, the ALJ issued a ruling incorporating a staff proposal regarding the Utility’s safety and operational metrics. The proposal recommends 40 safety and operational metrics addressing worker and contractor safety, electric safety risks, reliability, gas safety risks, customer satisfaction, and clean energy goals. Parties filed opening and reply comments seeking modifications to the proposal on June 29 and July 9, 2021, respectively. A PD is expected in August 2021.

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

Parties submitted opening testimony on June 18, 2021 and rebuttal testimony on July 16, 2021. Evidentiary hearings commenced on July 26, 2021, with briefing expected to be complete in September 2021. A PD is expected in the fourth quarter of 2021.

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

On June 30, 2021, the CPUC issued a final decision directing the Utility and other IOUs to automatically enroll residential customers and small business customers more than 60 days in arrears in payment plans. The decision also sets forth an intent to revisit additional remaining issues initially scoped in the proceeding, including incorporation of state and federally funded arrearage relief. The decision also extends the moratorium on service disconnections for residential and small business, as well as medium and large commercial and industrial customers through September 30, 2021.

Electric Asset Inspections

The Utility has notified the CPUC of various errors relating to inspections and maintenance of its electric assets or implementation of WMP initiatives. These notices include missed inspections or the inability to locate records evidencing performance of inspections required under CPUC GOs 95 and 165 (including failure to perform inspections in compliance with GO 165 of approximately 55,000 poles in 2020) and errors regarding reporting meeting targets set by the Utility’s 2020 WMP. In these notices, the Utility describes the failures and corrective actions the Utility is taking to remediate these issues and to prevent recurrence in the future. Among other corrective measures, the Utility has developed short-term and longer-term systemic corrective actions to address these errors, including performing enhanced inspections for poles with outdated or incomplete GO 165 inspection records and strengthening the Utility’s asset registry, as well as corrective actions regarding reporting on the progress toward WMP targets.

The Utility continues to evaluate whether there are additional failures to comply with GOs 95 and 165 and the 2020 WMP, beyond those identified in submitted self-reports. The Utility intends to update the CPUC upon completion of its reviews. The Utility could face penalties, enforcement action, or other adverse legal or regulatory consequences for these errors or omissions, including under the EOEP. The Utility is unable to predict the likelihood and the amounts of potential fines or penalties, if any, related to these matters.

Rate Cases

2020 Cost of Capital Proceeding

On December 19, 2019, the CPUC approved a final decision in the 2020 Cost of Capital proceeding, maintaining the Utility’s return on common equity at the 2019 level of 10.25% for the three-year period beginning January 1, 2020. The decision maintains the common equity component of the Utility’s capital structure at 52%, and reduces its preferred stock component from 1% to 0.5%. The decision also approves the cost of debt requested by the Utility. The Utility’s annual cost of capital adjustment mechanism, which allows for changes in the Utility’s authorized ROE and cost of debt, also remains unchanged. In any year in which the difference between the average Moody’s utility bond rates, as measured in the 12-month period from October through September (the index), and 4.5% (the benchmark) exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility must initiate this adjustment mechanism by filing an advice letter on or before October 15, to become effective on January 1 of the next year. The mechanism did not trigger in September 2020; however, as of July 27, 2021, the index was more than 100 basis points below the 4.5% benchmark. If the mechanism triggers in October 2021, then for 2022 the ROE and the cost of debt will be adjusted accordingly.

2015 Gas Transmission and Storage Rate Case

As previously disclosed, in its final decision in the Utility’s 2015 GT&S rate case, the CPUC excluded from rate base $696 million of capital spending in 2011 through 2014. This was the amount forecast to be recorded in excess of the amount adopted in the 2011 GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. The audit report was released June 2, 2020 and did not recommend any additional disallowances. The 2015 GT&S decision authorized the Utility to seek recovery, through a separate application, of those costs not recommended for disallowance by the audit. On July 31, 2020, the Utility filed an application seeking recovery of $416.3 million in 2015 to 2022 revenue associated with $512 million of recorded capital expenditures. On October 16, 2020, the assigned commissioner issued a scoping memo establishing the scope and schedule for the proceeding. On July 7, 2021, a joint motion was filed to adopt a settlement agreement. If approved by the CPUC, the settlement agreement would resolve all issues in this proceeding and would authorize a $356.3 million revenue requirement for the period of 2015 through 2022. Of this amount, $313.3 million of revenues for the period 2015 through 2021 would be amortized in rates over 60 months and $43 million associated with 2022 would be amortized in rates over 12 months through an annual gas true up filing for rates effective January 1, 2022. Going forward, the as-yet undepreciated capital plant associated with this application would be included in test year 2023 rate base in the Utility’s consolidated 2023 GRC. On July 9, 2021, the ALJ granted a motion to include an additional party. The ALJ ruled that the party’s participation would be limited to commenting on the settlement agreement and proposed decision, and that the party may not broaden the current scope of issues or introduce new evidentiary information.

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

As previously disclosed, on October 15, 2020, the FERC issued an order that affirmed in part and reversed in part the initial decision. The order, among other things, rejected the Utility’s direct assignment of common plant to FERC and required the allocation of all common plant between CPUC and FERC jurisdiction be based on operating and maintenance labor ratios. The order reopened the record for the limited purpose of allowing the participants to the proceeding an opportunity to present written evidence concerning the FERC’s revised ROE methodology adopted in the FERC Opinion No. 569-A, issued on May 21, 2020. Initial briefs and testimony were filed on December 14, 2020 and responses were filed on February 12, 2021.

As previously disclosed, on December 17, 2020, the FERC denied all the pending requests for rehearing that were previously submitted by the Utility and intervenors. On February 11, 2021, the Utility filed a petition for review of the order in the Court of Appeals. On March 4, 2021, the Court of Appeals issued an order holding the Utility’s petition for review in abeyance until July 14, 2021 so that the FERC has time to issue a substantive order on rehearing. On April 15, 2021, the FERC issued a substantive order denying the Utility’s request for rehearing and granting the request for rehearing of two parties regarding the impact of the Tax Act on TO18 rates in January and February 2018. The Utility has sought rehearing of the FERC’s reversal on the applicability of the Tax Act on TO18 rates which may affect the timing for judicial review of the FERC order on the Utility’s request for rehearing. On June 8, 2021, the Utility filed a second petition for review in the Court of Appeals on aspects of the rehearing order other than the Tax Act. On June 17, 2021, the FERC issued a notice denying the Utility’s request for rehearing on the applicability of the Tax Act on TO18 rates by operation of law and providing for further consideration. On June 21, 2021, the Court of Appeals ordered that the Utility’s two petitions for review be consolidated and held both petitions in abeyance until July 14, 2021. On July 22, 2021, the Court of Appeals ordered that the Utility’s two petitions for review be held in abeyance until further order of the court and directed the parties to file motions to govern further proceedings within 75 days after the FERC issues a substantive order on the Utility’s request for rehearing on the applicability of the Tax Act on TO18 rates.

As a result of the FERC’s April 15, 2021 order denying rehearing on the common plant allocation, the Utility increased its Regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2021 by approximately $274 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of June 30, 2021, the Utility has recorded approximately $168 million to Regulatory assets.

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

AB 1054 also provides that the first $5.0 billion expended in the aggregate by California’s three large electric IOUs on fire risk mitigation capital expenditures included in their respective approved WMPs will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures will be allocated among the large electric IOUs in accordance with their Wildfire Fund allocation metrics. (See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) AB 1054 contemplates that such capital expenditures may be securitized through a customer charge. On February 24, 2021, the Utility filed an application with the CPUC seeking authorization for a transaction to securitize up to a principal amount of approximately $1.19 billion related to fire risk mitigation capital expenditures that have been or will be incurred by the Utility in 2020 and 2021. The CPUC issued a financing order authorizing the transaction on June 24, 2021.

Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. On July 1, 2020, having satisfied the conditions for the Utility’s participation in the Wildfire Fund, the Utility deposited approximately $5 billion in the Wildfire Fund, which represents the Utility’s initial and first annual contributions. On December 30, 2020, the Utility made its second annual contribution of $193 million to the Wildfire Fund.

Assembly Bill 135

On July 16, 2021 the California governor signed into law AB 135, a bill which implements a $1.0 billion appropriation to prevent service disconnections for utility customers experiencing financial hardship due to the COVID-19 pandemic by providing financing assistance to customer accounts in arrears. AB 135 sets aside $695 million for IOU electric and gas distribution customers. The Utility will receive a portion of the funding set aside for IOU electric and gas customers to reduce the amounts owed by customer accounts in arrears. The amount of funding will be determined by the California Department of Community Services and Development, which is the agency responsible for administering the California Arrearage Payment Program.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2020 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2021, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

Each of PG&E Corporation and the Utility have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S- K unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1 million.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see the section of the 2020 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements.”

Because, on July 8, 2021, PG&E Corporation and the Utility agreed to treat the Fire Victim Trust as a “grantor trust,” the application of the Ownership Restrictions, as defined in PG&E Corporation’s Amended Articles of Incorporation, will be determined on the basis of a number of shares outstanding that could differ materially from the number of shares reported as outstanding on the cover page of its periodic reports under the Exchange Act.

The Plan contemplated that the Fire Victim Trust would be treated as a “qualified settlement fund” for U.S. federal and state income tax purposes, subject to PG&E Corporation’s ability to elect to treat the Fire Victim Trust as a “grantor trust” for U.S. federal and state income tax purposes instead. In January 2021, PG&E Corporation received an IRS ruling that states the Utility is eligible to make a grantor trust election for U.S. federal income tax purposes, with respect to the Fire Victim Trust and addressed certain, but not all, related issues. PG&E Corporation believed certain benefits associated with “grantor trust” treatment, including a potentially larger tax deduction related to the proceeds realized by the Fire Victim Trust from the sale of shares transferred to the Fire Victim Trust, could be realized, but only if PG&E Corporation and the Fire Victim Trust could meet certain requirements of the Internal Revenue Code and Treasury Regulations thereunder, relating to sales of PG&E Corporation common stock. On April 29, 2021, the Bankruptcy Court entered an order approving the material terms of the PG&E Fire Victim Trust Share Exchange Agreement between PG&E Corporation, the Utility and the Fire Victim Trust that supports the election of the grantor trust treatment. On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement whereby PG&E Corporation and the Utility agreed to make a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust.

Because PG&E Corporation and the Utility have agreed to treat the Fire Victim Trust as a “grantor trust” for U.S. federal income tax purposes, as of July 8, 2021 (which treatment will be retroactive to the inception of the Fire Victim Trust), with the election, any shares owned by the Fire Victim Trust are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Ownership (as defined in the Amended Articles) for purposes of the Ownership Restrictions. Shares owned by ShareCo are also effectively excluded because it is a disregarded entity for tax purposes. For example, whereas the number of outstanding shares of PG&E Corporation common stock for corporate purposes as of July 26, 2021 was 2,463,016,638 shares, for purposes of the Ownership Restrictions, the number of outstanding shares of PG&E Corporation common stock would be 1,507,529,458 shares (the number of outstanding shares of common stock less the number of shares owned by the Fire Victim Trust and ShareCo as of July 26, 2021). As such, based on the total number of outstanding equity securities and assuming the Fire Victim Trust has not sold any shares of PG&E Corporation common stock, a person’s effective percentage ownership restriction for purposes of the Amended Articles would have been 2.9% as of July 26, 2021. PG&E Corporation does not control the number of shares held by the Fire Victim Trust and is not able to determine in advance the number of shares the Fire Victim Trust will hold. PG&E Corporation intends to periodically make available to investors information about the number of shares of common stock held by the Fire Victim Trust as of a specified date for purposes of the Ownership Restrictions, including in its Quarterly Reports and Annual Reports filed with the SEC.

PG&E Corporation intends to enforce the Ownership Restrictions as described in the foregoing paragraph (excluding any shares owned by the Fire Victim Trust from the number of outstanding equity securities), including with respect to Transfers (as defined in the Amended Articles) occurring before July 8, 2021. However, it is anticipated that the Board of Directors of PG&E Corporation will exempt Transfers to shareholders that occurred prior to July 30, 2020 (the date PG&E Corporation initially announced it was considering treating the Fire Victim Trust as a grantor trust in its Form 10-Q for the quarterly period ended June 30, 2020), solely to the extent that such Transfers would have complied with the Ownership Restrictions if the Ownership Restrictions were applied on the basis that the shares owned by the Fire Victim Trust were treated as outstanding equity securities. For the avoidance of doubt, all other Transfers of equity securities (including acquisitions from and after July 30, 2020 by shareholders benefiting from an exemption described in the preceding sentence) will continue to be subject to the ownership restrictions. All current and prospective shareholders are advised to consider the foregoing in determining their ownership and acquisition of PG&E Corporation common stock.

Severe weather conditions, extended drought, and shifting climate patterns could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Extreme weather, drought and shifting climate patterns have intensified the challenges associated with wildfire management in California. The Utility’s service territory encompasses some of the most densely forested areas in California and, as a consequence, is subject to higher risk from vegetation-related ignition events than other California IOUs. Further, environmental extremes, such as drought conditions and extreme heat followed by periods of wet weather, can drive additional vegetation growth (which can then fuel fires) and influence both the likelihood and severity of extraordinary wildfire events. In particular, the risk posed by wildfires, including during the 2021 wildfire season, has increased in the Utility’s service area as a result of an ongoing extended period of drought, bark beetle infestations in the California forest and wildfire fuel increases due to rising temperatures and record rainfall following the drought, and strong wind events, among other environmental factors. Contributing factors other than environmental can include local land use policies and historical forestry management practices. The combined effects of extreme weather and climate change also impact this risk. According to CalFire, as of December 12, 2020, over 9,639 fires have burned 4,359,517 acres, more than four percent of the state’s roughly 100 million acres of land, making 2020 the largest wildfire season recorded in California’s modern history. In January 2018, the CPUC approved a statewide fire-threat map that shows that approximately half of the Utility’s service territory is facing “elevated” or “extreme” fire danger. Approximately 25,000 circuit miles of the Utility’s nearly 81,000 distribution overhead circuit miles and approximately 5,500 miles of the nearly 18,000 transmission overhead circuit miles are in such high-fire threat areas, significantly more in total than other California IOUs.

Drought imposes other risks as well. More than 85% of California is in an extreme or exceptional drought, including 93.6% of PG&E Corporation’s and the Utility’s service area. Severe and prolonged drought conditions can restrict or prevent the operation of hydroelectric and natural gas generation facilities, which exacerbates resource adequacy challenges by reducing the amount of available power. Because hydroelectric generation can often be replaced only with natural gas, drought also impacts the Utility’s ability to meet its renewable energy goals.

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

Further, the Utility has been studying the potential effects of climate change (increased temperatures, changing precipitation patterns, rising sea levels) on its assets, operations, and services, as part of its Climate Vulnerability Assessment. Following completion of this assessment, the Utility is developing adaptation plans to set forth a strategy for those events and conditions that the Utility believes are most significant. Scientists project that climate change will increase electricity demand due to more extreme, persistent and hot weather. As a result, the Utility’s hydroelectric generation could change, and the Utility would need to consider managing or acquiring additional generation. If the Utility increases its reliance on conventional generation resources to replace hydroelectric generation and to meet increased customer demand, it may become more costly for the Utility to comply with GHG emissions limits. In addition, climate hazards such as heatwaves, wind storms, and flooding caused by rising sea levels and extreme storms could damage the Utility’s facilities, including gas, generation, and electric transmission and distribution assets. The Utility could incur substantial costs to repair or replace facilities, restore service, or compensate customers and other third parties for damages or injuries. The Utility anticipates that the increased costs would be recovered through rates, but as rate pressures increase, the likelihood of disallowance or non-recovery may increase.

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

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected as a result of the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire or future wildfires.

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected as a result of the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire or future wildfires.

Based on the facts and circumstances available as of the date of this report, PG&E Corporation and the Utility have determined that it is probable they will incur a loss in connection with the 2019 Kincade fire and the 2020 Zogg fire and probable that they will incur a loss in connection with the 2021 Dixie fire. Although PG&E Corporation and the Utility have recorded liabilities for probable losses in connection with the 2019 Kincade fire and the 2020 Zogg fire, these liability estimates correspond to the lower end of the range of reasonably estimable losses, do not include several categories of potential damages that are not reasonably estimable, and are subject to change based on new information. However, due to the limited amount of time that has elapsed since the start of the 2021 Dixie fire, the preliminary stages of the investigations, and the uncertainty as to the extent and magnitude of such possible losses, PG&E Corporation and the Utility cannot reasonably estimate the amount or range of such possible losses at this time.

Although there are a number of unknown facts surrounding Cal Fire’s causation determinations of the 2019 Kincade fire and the 2020 Zogg fire and their ongoing investigations of the 2021 Dixie fire, the Utility could be subject to significant liability in excess of insurance coverage or amounts available under the Wildfire Fund under AB 1054 that would be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. PG&E Corporation and the Utility have also received and have responded or are responding to data requests from the CPUC’s SED relating to the 2019 Kincade fire and the 2020 Zogg fire and document and information requests from Cal Fire and the Butte County District Attorney’s Office relating to the 2021 Dixie fire. Furthermore, the Sonoma County District Attorney’s Office has filed criminal charges against the Utility in connection with the 2019 Kincade fire. If the Utility were to be convicted of the charges in the criminal complaint, the Utility could be subject to fines, penalties, and restitution to victims for their economic losses, as well as non-monetary remedies such as oversight requirements. The Utility does not expect that any of its liability insurance would be available to cover restitution payments ordered by the court presiding over the criminal proceeding. Additionally, the Shasta County District Attorney’s Office is conducting an investigation into the 2020 Zogg fire and the Butte County and Plumas County District Attorneys’ Offices are conducting investigations into the 2021 Dixie fire. PG&E Corporation and the Utility could be the subject of additional investigations, lawsuits, or enforcement actions in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire or future wildfires.

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

In addition, the 2019 Kincade fire and the 2020 Zogg fire have had and, along with the 2021 Dixie fire and any future wildfires could continue to have adverse consequences on the Utility’s probation proceeding, the Utility’s proceedings with the CPUC and the FERC (including the Safety Culture OII), and future regulatory proceedings, including future applications for the safety certification required by AB 1054. PG&E Corporation and the Utility may also suffer additional reputational harm and face an even more challenging operating, political, and regulatory environment as a result of the 2019 Kincade fire, 2020 Zogg fire, 2021 Dixie fire or any future wildfires. For more information about the 2019 Kincade fire, the 2020 Zogg fire and 2021 Dixie fire, see Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2021, PG&E Corporation did not contribute any equity securities to the Utility. Also during the quarter ended June 30, 2021, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2021, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding. During the quarter ended June 30, 2021, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of PG&E Corporation, effective as of May 29, 2002, as amended by the Amendment dated June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609), Exhibit 3.1)

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

3.4	Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 20, 2021 (incorporated by reference in Form 8-K dated May 20, 2021 (File No. 1-2348), Exhibit 3.1)

4.1
Ninth Supplemental Indenture, dated as of June 3, 2021, relating to the Mortgage Bonds, between Pacific Gas and Electric Company and the Trustee (including the form of Mortgage Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2021 (File No. 1-2348), Exhibit 4.1)

4.2
Tenth Supplemental Indenture, dated as of June 22, 2021, relating to the collateral bonds, between Pacific Gas and Electric Company and the Trustee (including the forms of collateral bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2021 (File No. 1-2348), Exhibit 4.1)

4.3
Amended and Restated Registration Rights Agreement, dated as of July 8, 2021, by and between PG&E Corporation and the PG&E Fire Victim Trust (incorporated by reference to PG&E Corporation’s Form 8-K dated July 8, 2021 (File No. 1-12609), Exhibit 4.1)

10.1
Underwriting Agreement, dated June 1, 2021, by and among Pacific Gas and Electric Company, Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2021 (File No. 1-2348), Exhibit 1.1)

10.2
Equity Distribution Agreement, dated April 30, 2021, by and among PG&E Corporation, Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as the sales agents and forward sellers, and Barclays Bank PLC, Bank of America, N.A., Credit Suisse Capital LLC and Wells Fargo Bank, National Association, as the forward purchasers (incorporated by reference to PG&E Corporation’s Form 8-K dated April 30, 2021 (File No. 1-12609), Exhibit 1.1)

10.3
Purchase Agreement, by and between Pacific Gas and Electric Company and Hines Atlas US LP, dated May 21. 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 21, 2021 (File No. 1-2348), Exhibit 10.1)

10.4
Amendment No. 1 to Credit Agreement dated as of June 22, 2021, among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2021 (File No. 1-12609), Exhibit 10.1)

10.5
Amendment No. 1 to Credit Agreement dated as of June 22, 2021, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time, JP Morgan Chase Bank, N.A., as co-Administrative Agents and Citibank, N.A,, as Designated Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2021 (File No. 1-2348), Exhibit 10.2)

10.6
PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement, dated as of July 8, 2021, by and among PG&E Corporation, Pacific Gas and Electric Company, PG&E ShareCo LLC and the PG&E Fire Victim Trust Corporation (incorporated by reference to PG&E Corporation’s Form 8-K dated July 8, 2021 (File No. 1-12609), Exhibit 10.1)

10.7	*	PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to PG&E Corporation’s definitive proxy statement on Schedule 14A filed on April 8, 2021)

10.8	*	Form of Restricted Stock Unit Agreement for 2021 grants to Non-Employee Directors under the PG&E Corporation 2014 Long-Term Incentive Plan

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

Dated: July 29, 2021