Form 10-Q
period 2022-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2022-04-28
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				March 31, 2022
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 21, 2022:
PG&E Corporation:	2,465,220,279*
Pacific Gas and Electric Company:	264,374,809

*Includes 377,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 100,000,000 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
TABLE OF CONTENTS

SEC Form 10-Q Reference Number
GLOSSARY
FORWARD-LOOKING STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Part I, Item 2
OVERVIEW
RESULTS OF OPERATIONS
LIQUIDITY AND FINANCIAL RESOURCES
ENFORCEMENT AND LITIGATION MATTERS
REGULATORY MATTERS
LEGISLATIVE AND REGULATORY INITIATIVES
ENVIRONMENTAL MATTERS
RISK MANAGEMENT ACTIVITIES
CRITICAL ACCOUNTING ESTIMATES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	Part I, Item 1
PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
NOTE 2: BANKRUPTCY FILING
NOTE 3: SIGNIFICANT ACCOUNTING POLICIES
NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 5: DEBT
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
RISK FACTORS	Part II, Item 1A
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

EXHIBITS	Part II, Item 6
SIGNATURES

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2021 Form 10-K	PG&E Corporation’s and Pacific Gas and Electric Company’s combined Annual Report on Form 10-K for the year ended December 31, 2021
AB	Assembly Bill
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CAPP	California Arrearage Payment Program
CARE	California Alternate Rates for Energy Program
CCA	Community Choice Aggregator
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020 with the Bankruptcy Court
CHT	Customer Harm Threshold
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DA	Direct Access
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DTA	deferred tax asset
DTSC	Department of Toxic Substances Control
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EO	Executive Order
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
EVM	enhanced vegetation management
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be funded
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
GT&S	gas transmission and storage

HSM	hazardous substance memorandum account
IRC	Internal Revenue Code
IOUs	investor-owned utility(ies)
Kincade Amended Complaint	The amended criminal complaint filed by the Sonoma County District Attorney’s Office on January 28, 2022 in connection with the 2019 Kincade fire
Kincade Complaint	The criminal complaint filed by the Sonoma County District Attorney’s Office on April 6, 2021 in connection with the 2019 Kincade fire
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
LSE	Load-serving entity
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGMA	Microgrids Memorandum Account
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
OIR	order instituting rulemaking
PD	proposed decision
PERA	Public Employees Retirement Association
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan
PSPS	Public Safety Power Shutoff
RA	Resource Adequacy
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SOFR	Secured Overnight Financing Rate
SPV	PG&E AR Facility, LLC
Tax Act	Tax Cuts and Jobs Act of 2017
TO	transmission owner
TURN	The Utility Reform Network

Utility	Pacific Gas and Electric Company
VIE(s)	variable interest entity(ies)
VMBA	Vegetation Management Balancing Account
WEMA	Wildfire Expense Memorandum Account
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12,
2019 that are caused by the applicable electric utility company’s equipment
WMBA	Wildfire Mitigation Balancing Account
WMCE	Wildfire Mitigation and Catastrophic Events
WMP	wildfire mitigation plan
WMPMA	Wildfire Mitigation Plan Memorandum Account
Zogg Complaint	The criminal complaint filed by the Shasta County District Attorney’s Office on September 24, 2021

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

•the risks and uncertainties associated with wildfires that have occurred or may occur in the Utility’s service territory, including the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), the wildfire that began on September 27, 2020 in the area of Zogg Mine Road and Jenny Bird Lane, north of Igo in Shasta County, California (the “2020 Zogg fire”), the wildfire that began on July 13, 2021 near the Cresta Dam in the Feather River Canyon in Plumas County, California (the “2021 Dixie fire”), and any other wildfires for which the causes have yet to be determined; the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC; the outcome of the criminal proceeding initiated against the Utility in connection with the 2020 Zogg fire and three other fires in Shasta County, California; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; the risk that the Utility is not able to recover costs from insurance, from the Wildfire Fund or through rates; and the effect on PG&E Corporation’s and the Utility’s reputations of such wildfires, investigations and proceedings;

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

•cyber or physical attacks, including acts of terrorism, war, and vandalism, on the Utility or its third-party vendors, contractors, or customers (or others with whom they have shared data) which could result in operational disruption; the misappropriation or loss of confidential or proprietary assets, information or data, including customer, employee, financial, or operating system information, or intellectual property; corruption of data; or potential costs, lost revenues, litigation, or reputational harm incurred in connection therewith;

•the impact of severe weather events and other natural disasters, including wildfires and other fires, storms, tornadoes, floods, extreme heat events, drought, earthquakes, lightning, tsunamis, rising sea levels, mudslides, pandemics, solar events, electromagnetic events, wind events or other weather-related conditions, climate change, or natural disasters, and other events that can cause unplanned outages, reduce generating output, disrupt the Utility’s service to customers, or damage or disrupt the facilities, operations, or information technology and systems owned by the Utility, its customers, or third parties on which the Utility relies, and the effectiveness of the Utility’s efforts to prevent, mitigate, or respond to such conditions or events; the reparation and other costs that the Utility may incur in connection with such conditions or events; the impact of the adequacy of the Utility’s emergency preparedness; whether the Utility incurs liability to third parties for property damage or personal injury caused by such events; whether the Utility is able to procure replacement power; and whether the Utility is subject to civil, criminal, or regulatory penalties in connection with such events;

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Item 1. It should also be read in conjunction with the 2021 Form 10-K.

Summary of Changes in Net Income and Earnings per Share

PG&E Corporation’s net income available for common shareholders was $475 million for the three months ended March 31, 2022, compared to $120 million in the same period in 2021. In the three months ended March 31, 2022, revenues increased as authorized through the 2020 GRC and the FERC formula rate.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Any Future Wildfires, Wildfire Insurance, and AB 1054. While PG&E Corporation and the Utility cannot predict the occurrence, timing or extent of damages in connection with future wildfires, factors such as environmental conditions (including weather and vegetation conditions) and the efficacy of wildfire risk mitigation initiatives are expected to influence the frequency and severity of future wildfires. To the extent that future wildfires occur in the Utility’s service territory, the Utility may incur costs associated with the investigations of the causes and origins of such fires, even if it is subsequently determined that such fires were not caused by the Utility’s facilities. The financial impact of future wildfires could be mitigated through insurance, the Wildfire Fund or other forms of cost recovery. However, the Utility may not be able to obtain sufficient wildfire insurance coverage at a reasonable cost, or at all, and any such coverage may include limitations that could result in substantial uninsured losses depending on the amount and type of damages resulting from covered events, including coverage limitations applicable to different insurance layers. The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any Wildfire Fund coverage year (“Coverage Year”) that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054. In addition, the policy reforms contemplated by AB 1054 are likely to affect the financial impact of future wildfires on PG&E Corporation and the Utility should any such wildfires occur. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires and serves as an alternative to traditional insurance products, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

PG&E Corporation and the Utility have incurred substantial expenditures in connection with the 2020-2022 WMP. For more information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1. The Utility expects that its wildfire mitigation initiatives will continue to involve substantial and ongoing expenditures. The extent to which the Utility will be able to recover these expenditures and potential other costs through rates is uncertain.

The Utility has implemented operational changes and investments that reduce wildfire risk, including the EPSS, PSPS, vegetation management, asset inspection, and system hardening programs. These programs, particularly the PSPS and EPSS programs, have been the subject of scrutiny and criticism by various stakeholders, including the California governor, the CPUC, and the court that oversaw the Utility’s probation. The PSPS and EPSS programs have had an adverse impact on PG&E Corporation’s and the Utility’s reputation with customers, regulators, and policymakers, and future PSPS and EPSS events may increase these negative perceptions.

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

•The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its FERC TO18 rate case and the resulting impact on the TO19 and TO20 rate cases, 2023 GRC, WMCE, and cost of capital applications and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, WMPMA, FRMMA, CPPMA, VMBA, WMBA, and RTBA. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 4 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.

•The Impact of Wildfires. PG&E Corporation’s and the Utility’s liabilities for the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire, are significant and may be excluded from any potential amounts recoverable under applicable insurance policies, the WEMA, FERC TO rates, or the Wildfire Fund under AB 1054. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. Liabilities in excess of recoverable amounts for these wildfires could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

As of March 31, 2022, PG&E Corporation and the Utility had recorded an aggregate liability of $800 million, $375 million, and $1.15 billion for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses, but do not include all categories of potential damages and losses. Claims related to the 2019 Kincade fire that were not satisfied in full as of the Emergence Date were not discharged in connection with emerging from Chapter 11.

On September 24, 2021, the Shasta County District Attorney’s Office charged the Utility with 11 felonies and 20 misdemeanors in connection with the 2020 Zogg fire and three other fires in Shasta County, California. If the Utility were to be convicted of certain charges in the Zogg Complaint, the Utility could be subject to material fines, penalties, and restitution, as well as non-monetary remedies such as oversight requirements, and accordingly the Utility currently believes that, depending on which charges it were to be convicted of, its total losses associated with the 2020 Zogg fire would materially exceed the $375 million of aggregate liability that PG&E Corporation and the Utility have recorded.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Coverage Year, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 for such excess amount, except that recoveries for the 2019 Kincade fire would be subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy, and recoveries for each of these fires would also be subject to the other limitations and requirements under AB 1054. As of March 31, 2022, the Utility had recorded insurance receivables of $430 million for the 2019 Kincade fire, $338 million for the 2020 Zogg fire, and $562 million for the 2021 Dixie fire. The Utility had recorded regulatory recovery and Wildfire Fund receivables of $452 million and $150 million, respectively, for the 2021 Dixie fire. However, there can be no assurance that such amounts will ultimately be recovered, and the Utility does not expect that any of its liability insurance would cover restitution payments ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire. See “2019 Kincade Fire,” “2020 Zogg Fire,” and “2021 Dixie Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation, and regulatory matters, including those described above as well as the outcome of the Safety Culture OII, and potential penalties in connection with the Utility’s WMP and safety and other self-reports. See Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K. In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, offers by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. PG&E Corporation and the Utility cannot predict the nature, occurrence, timing or extent of any such scenario, and there can be no assurance that any such scenario would not involve significant ownership or management changes to PG&E Corporation or the Utility, including by the state of California.

•The Uncertainties in Connection with the Enhanced Oversight and Enforcement Process. On April 15, 2021, the CPUC placed the Utility in step 1 of the EOEP. As a result, the Utility is subject to additional reporting requirements, monitoring, and oversight by the CPUC. See “Enhanced Oversight and Enforcement Process” in “Enforcement and Litigation Matters” below.

•The Impact of the COVID-19 Pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers and the moratorium on service disconnections. The Utility continues to monitor the overall impact of the COVID-19 pandemic; however, the Utility expects a significant impact on monthly cash collections as long as current circumstances persist. PG&E Corporation and the Utility expect additional financial impacts in the future as a result of COVID-19 pandemic. Other impacts of the COVID-19 pandemic on PG&E Corporation and the Utility have included operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations, higher credit spreads and borrowing costs and could potentially also include a reduction in revenue due to the cost of capital adjustment mechanism and incremental financing needs. For more information on the impact of COVID-19 pandemic on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic.” in Item 1A. Risk Factors in the 2021 Form 10-K and “COVID-19” in Liquidity and Financial Resources below.

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A. Risk Factors in this quarterly report on Form 10-Q and the 2021 Form 10-K.  In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  See “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are unable to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $21.1 billion and California net operating loss carryforward of $18.9 billion as of December 31, 2021.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation (the “Ownership Restrictions”). As discussed below under “Update on Ownership Restrictions in PG&E Corporation’s Amended Articles,” due to the election to treat the Fire Victim Trust as a grantor trust for income tax purposes, the calculation of Percentage Stock Ownership (as defined in the Amended Articles) will effectively be based on a reduced number of shares outstanding, namely the total number of outstanding equity securities less the number of equity securities held by the Fire Victim Trust, the Utility and ShareCo. As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding DTA as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. The Fire Victim Trust’s sale of 40,000,000 shares of PG&E Corporation common stock on January 31, 2022 resulted in a tax benefit of $135 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2022.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,465,220,279 shares outstanding as of April 21, 2022, only 1,609,733,099 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of April 21, 2022, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of April 21, 2022 was 3.10% of outstanding shares. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of April 21, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 100,000,000 shares of PG&E Corporation common stock.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2022 and 2021. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Consolidated Total	$475	$120
PG&E Corporation	(52)	(54)
Utility	$527	$174

PG&E Corporation’s net loss primarily consists of income taxes and interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,904	$1,254	$4,158	$2,343	$1,052	$3,395
Natural gas operating revenues	922	718	1,640	897	424	1,321
Total operating revenues	3,826	1,972	5,798	3,240	1,476	4,716
Cost of electricity	—	502	502	—	590	590
Cost of natural gas	—	561	561	—	307	307
Operating and maintenance	2,085	1,022	3,107	1,708	623	2,331
Wildfire-related claims, net of insurance recoveries	(1)	—	(1)	172	—	172
Wildfire Fund expense	118	—	118	119	—	119
Depreciation, amortization, and decommissioning	972	—	972	888	—	888
Total operating expenses	3,174	2,085	5,259	2,887	1,520	4,407
Operating income (loss)	652	(113)	539	353	(44)	309
Interest income	9	—	9	2	—	2
Interest expense	(364)	—	(364)	(348)	—	(348)
Other income, net	43	113	156	89	44	133
Reorganization items, net	—	—	—	(2)	—	(2)
Income before income taxes	340	—	340	94	—	94
Income tax benefit (1)			(190)			(83)
Net income			530			177
Preferred stock dividend requirement (1)			3			3
Income Attributable to Common Stock			$527			$174

(1) These items impacted earnings for the three months ended March 31, 2022 and 2021.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31, 2022 and 2021, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $586 million, or 18%, in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the recognition of approximately $310 million in revenues related to the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below), increased base revenues authorized in the 2020 GRC, and additional revenues as authorized through the FERC formula rate.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $377 million or 22% in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the recognition of approximately $310 million of previously deferred expenses which was authorized by the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below). Additionally, the Utility recognized approximately $85 million in expenses related to the Kincade SED Settlement as well as approximately $55 million in expenses related to the Kincade Stipulation and the Dixie Stipulation (each as defined in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1). These increases were partially offset by a decrease in insurance costs of approximately $55 million in the three months ended March 31, 2022, compared to the same period in 2021.

Wildfire-Related Claims, Net of Insurance Recoveries

Costs related to wildfires that impacted earnings decreased by $173 million, or 101%, in the three months ended March 31, 2022, compared to the same period in 2021. The Utility recognized pre-tax charges of $175 million related to the 2019 Kincade fire and pre-tax charges of $25 million related to the 2020 Zogg fire offset by $28 million of probable insurance recoveries in the three months ended March 31, 2021, with no comparable costs during the same period in 2022.

Wildfire Fund Expense

There was no material change to Wildfire Fund expense that impacted earnings for the periods presented.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $84 million, or 9%, in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to capital additions and an increase in decommissioning expense beginning in January 2022 as a result of the final 2018 Nuclear Decommissioning Cost Triennial Proceeding decision.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings increased by $16 million, or 5%, in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the issuance of additional long-term debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact equity AFUDC.

Reorganization Items, Net

There was no material change to reorganization items, net that impacted earnings for the periods presented.

Income Tax Benefit

Income tax benefit increased by $107 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a benefit recognized related to the sale of shares in the Fire Victim Trust in 2022 with no comparable benefit in the same period in 2021, partially offset by higher pretax income in the three months ended March 31, 2022, as compared to the same period in 2021.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended March 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(11.5)%	(16.7)%
Effect of regulatory treatment of fixed asset differences (2)	(30.0)%	(101.5)%
Tax credits	(0.9)%	(3.1)%
Fire Victim Trust (3)	(29.8)%	—%
Other, net	(4.5)%	13.1%
Effective tax rate	(55.7)%	(87.2)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. In 2022 and 2021, the amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act.
(3) Includes the tax benefit for the sale of shares by the Fire Victim Trust in the three months ended March 31, 2022. See “Tax Matters” above and Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Utility Revenues and Costs that Did Not Impact Earnings

Fluctuations in revenues that did not impact earnings are primarily driven by procurement costs.  See below for more information.

Cost of Electricity

The Utility’s cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  Cost of electricity also includes net sales (Utility owned generation and third parties) in the CAISO electricity markets. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost-effectiveness of each source of electricity.

	Three Months Ended March 31,
(in millions)	2022	2021
Cost of purchased power, net	$434	$530
Fuel used in generation facilities	68	60
Total cost of electricity	$502	$590

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The Utility’s cost of natural gas is impacted by the market price of natural gas, changes in the cost of storage and transportation, and changes in customer demand.

	Three Months Ended March 31,
(in millions)	2022	2021
Cost of natural gas sold	$522	$270
Transportation cost of natural gas sold	39	37
Total cost of natural gas	$561	$307

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

PG&E Corporation’s and the Utility’s credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters. Credit rating downgrades may impact the cost and availability of short-term borrowings, including credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. The collateral posting provisions for some of the Utility’s power and natural gas commodity, and transportation and service agreements state that if the Utility’s credit ratings were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some or all of its net liability positions. The Utility’s credit ratings fell below investment grade in January 2019, at which time the Utility was required to post additional collateral under its commodity purchase agreements. A further downgrade would not materially impact the collateral postings for procurement activity. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

COVID-19

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic, the emergence of variant strains of the virus (including Delta and Omicron), and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have impacted and will continue to impact the Utility for an indeterminate period of time. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the moratorium on service disconnections for residential and small business customers and for eligible medium and large commercial and industrial customers that expired on September 30, 2021, the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” and an observed reduction in non-residential electrical load. The Utility’s accounts receivable balances over 30 days outstanding as of March 31, 2022, were approximately $956 million, or $724 million higher as compared to the balance as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic. The Utility expects to continue experiencing an impact on monthly cash collections for as long as current COVID-19 circumstances persist.

As of March 31, 2022, PG&E Corporation and the Utility had access to approximately $2.4 billion of total liquidity comprised of approximately $199 million of Utility cash, $48 million of PG&E Corporation cash and $2.2 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities. The 2022 cost of capital application was filed off-cycle based on the extraordinary event of the COVID-19 pandemic and related government response. See “Cost of Capital Proceedings” below for more information.

The Utility has established the CPPMA memorandum accounts for tracking costs related to the CPUC’s emergency authorization and order, which, as of March 31, 2022, totaled $48 million and is reflected in Long-term regulatory assets on the Condensed Consolidated Balance Sheets. In addition to the $48 million recorded to the CPPMA, the Utility recorded approximately $104 million of undercollections from residential customers from June 11, 2020 to March 31, 2022 to the RUBA, which has been approved by the CPUC and is reflected in Regulatory balancing accounts receivable on the Condensed Consolidated Balance Sheets. During the quarter ended December 31, 2021, there was an adjustment to the RUBA current balancing accounts receivable of $180 million as a result of the expected CAPP funding, which was received on January 27, 2022.

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

Financial Resources

Equity Financings

On April 30, 2021, PG&E Corporation entered into an Equity Distribution Agreement with the Agents, the Forward Sellers and the Forward Purchasers (each as defined in “At the Market Equity Distribution Program” in Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.), establishing an at the market equity distribution program, pursuant to which PG&E Corporation, through the Agents, may offer and sell from time to time shares of PG&E Corporation’s common stock having an aggregate gross sales price of up to $400 million. The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of common stock by PG&E Corporation to or through the Agents, PG&E Corporation may enter into Forward Sale Agreements (as defined in “At the Market Equity Distribution Program” in Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) with the Forward Purchasers.

As of March 31, 2022, there was $400 million available under PG&E Corporation’s at the market equity distribution program for future offerings. During the quarter ended March 31, 2022, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement.

Debt Financings

On February 18, 2022, the Utility completed the sale of (i) $1 billion aggregate principal amount of 3.25% First Mortgage Bonds due 2024, (ii) $400 million aggregate principal amount of 4.20% First Mortgage Bonds due 2029, (iii) $450 million aggregate principal amount of 4.40% First Mortgage Bonds due 2032 and (iv) $550 million aggregate principal amount of 5.25% First Mortgage Bonds due 2052. The proceeds were used for the prepayment of a portion of the 18-month tranche loans pursuant to an existing term loan credit agreement (the “2020 Utility Term Loan Credit Agreement”), in an amount equal to $1.0 billion, and for general corporate purposes.

Credit Facilities

As of March 31, 2022, PG&E Corporation and the Utility had $500 million and $1.7 billion available under their respective $500 million and $4.0 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit (which was $1.0 billion as of March 31, 2022) and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time. As of April 25, 2022, the Receivables Securitization Program had a maximum borrowing base of $715 million and was fully drawn.

On March 31, 2022, the Utility prepaid in full the remaining portion of the 18-month tranche loans pursuant to the 2020 Utility Term Loan Credit Agreement, in a principal amount equal to $298 million. As a result of such prepayment, the 2020 Utility Term Loan Credit Agreement was terminated and is no longer outstanding.

On April 4, 2022, the Utility entered into a term loan credit agreement (the “2022A Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $500 million (the “364-Day 2022A Tranche Loans”). The 364-Day 2022A Tranche Loans have a maturity date of April 3, 2023 and bear interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022A Tranche Loans on April 4, 2022.

On April 20, 2022, the Utility entered into a term loan credit agreement (the “2022B Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $125 million (the “364-Day 2022B Tranche Loans”) and two-year tranche loans in the aggregate principal amount of $400 million (the “2-Year 2022B Tranche Loans”). The 364-Day 2022B Tranche Loans have a maturity date of April 19, 2023 and the 2-Year 2022B Tranche Loans have a maturity date of April 19, 2024. The 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans bear interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans on April 20, 2022.

On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion.

For more information, see “Credit Facilities” in Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Dividends

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, beginning the fourth quarter of 2017, as well as the Utility’s preferred stock, beginning the three-month period ending January 31, 2018.

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, payable on May 13, 2022, to holders of record on April 29, 2022 and declared a dividend on the Utility’s preferred stock totaling $3.5 million that will be accrued during the three-month period ending April 30, 2022, payable on May 15, 2022, to holders of record on April 29, 2022. It is uncertain as to when PG&E Corporation and the Utility will commence the payment of dividends on their common stock.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$1,732	$1,283
Net cash used in investing activities	(2,330)	(1,796)
Net cash provided by financing activities	645	265
Net change in cash, cash equivalents, and restricted cash	$47	$(248)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the three months ended March 31, 2022, net cash provided by operating activities increased by $449 million compared to the same period in 2021.  This increase was primarily due to a reduction in accounts receivable in 2022 resulting from the CAPP relief payment received in January 2022 to reduce the amounts owed by customer accounts in arrears. In addition, in the three months ended March 31, 2022, the Utility made a payment to the Fire Victim Trust of $592 million as compared to a payment of $758 million in the same period in 2021.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire, and the timing and amount of any potential related insurance, Wildfire Fund, and regulatory recoveries;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Wildfire-Related Securities Class Action” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Enforcement and Litigation Matters” and “Regulatory Matters” below for more information);

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

•the timing and amount of substantially increasing costs in connection with the 2020-2022 WMP and the costs previously incurred in connection with the 2019 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

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

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed under “Purchase Commitments” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

Investing Activities

Net cash used in investing activities increased by $534 million during the three months ended March 31, 2022 as compared to the same period in 2021. This increase is due to higher capital expenditures, including additional system hardening and emergency response work performed in the first quarter of 2022. The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers. Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust investments which are largely offset by the amount of cash used to purchase new nuclear decommissioning trust investments.  The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.8 billion and $8.9 billion in 2022 and between $7.9 billion and $10.4 billion in 2023. Additionally, future cash flows used in investing activities will be impacted by the timing and amount related to the intended purchase of the Lakeside Building.

Financing Activities

Net cash provided by financing activities increased by $380 million during the three months ended March 31, 2022 as compared to the same period in 2021. The increase was due to a $710 million reduction in net repayments under the available credit facilities, during the quarter ended March 31, 2022, as compared to the same period in 2021. The increase was partially offset by $350 million of proceeds received in the quarter ended March 31, 2021 from the sale of future revenue from transmission tower license sales, with no similar receipts in 2022.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments.  Additionally, future cash flows from financing activities will be affected by the timing and outcome of the Utility’s applications for a post-emergence securitization transaction and for a second AB 1054 securitization transaction. See “Application for Post-Emergence Securitization Transaction” and “Application for Second AB 1054 Securitization Transaction” below for more information.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1. that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Enhanced Oversight and Enforcement Process

In the OII to Consider PG&E Corporation’s and the Utility’s Plan of Reorganization final decision, the CPUC adopted an EOEP designed to provide a roadmap for how the CPUC will monitor the Utility’s operational performance on an ongoing basis. The EOEP contains six steps that are triggered by specific events and includes enhanced reporting requirements and additional monitoring and oversight. These trigger events include failure to obtain an approved WMP, failure to comply with regulatory reporting requirements in the WMP, insufficient progress toward approved safety or risk-driven investments and failure to comply with or demonstrate sufficient progress toward certain metrics (some of which will be determined in an ongoing regulatory proceeding). The EOEP also contains provisions for the Utility to cure and permanently exit the EOEP if it can satisfy specific criteria. If the Utility is placed into the EOEP, actions taken would occur in coordination with the CPUC’s existing formal and informal reporting requirements and procedures. The EOEP does not replace or limit the CPUC’s regulatory authority, including the authority to issue Orders to Show Cause and OIIs and to impose fines and penalties. The EOEP requires the Utility to report the occurrence of a triggering event to the CPUC’s executive director no later than five business days after the date on which any member of senior management of the Utility becomes aware of the occurrence of a triggering event.

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

Vegetation Management

The CPUC placed the Utility into step 1 of the EOEP on April 15, 2021 and imposed additional reporting requirements on the Utility. The CPUC’s resolution states that a step 1 triggering event had occurred because the Utility had “made insufficient progress toward approved safety or risk-driven investments related to its electric business.” The resolution found that, based on the CPUC’s evaluation of the Utility’s EVM work in 2020, the Utility “is not sufficiently prioritizing its Enhanced Vegetation Management (“EVM”) based on risk” and “is not making risk-driven investments.” The resolution also found that “less than five percent of the EVM work” the Utility completed in 2020 “was on the 20 highest risk power lines according to [its] own risk rankings.”

As required by the CPUC’s resolution, the Utility submitted a corrective action plan to the CPUC’s Executive Director on May 6, 2021, which is designed to correct or prevent recurrence of the step 1 triggering event, or otherwise mitigate any ongoing safety risk or impact, as soon as practicable, among other things. The corrective action plan addressed the EVM situation that occurred in 2020 and provided a risk-informed EVM workplan for 2021. The Utility is required to update the information contained in the corrective action plan every 90 days. The Utility will remain in step 1 of the EOEP until the CPUC determines that the Utility has met the conditions of the corrective action plan. If the Utility does not adequately meet such conditions within the timeframe approved by the CPUC, the CPUC may place the Utility into a higher step of the EOEP, or the Utility may remain in step 1 of the EOEP if it demonstrates sufficient progress towards meeting such conditions.

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

During the three months ended March 31, 2022, the Utility continued to make progress on regulatory matters.

•On January 31, 2022, the OEIS issued the Utility’s 2021 safety certification, which is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later.

•On February 25, 2022 and February 28, 2022, the Utility submitted supplemental testimony for its 2023 GRC application to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines in high fire risk areas throughout the Utility’s service area, the EPSS program, and its vegetation management program. The Utility’s updated revenue requirement request for the 2023 test year reduced its prior request from $15.46 billion to $15.34 billion. Also on February 25, 2022, the Utility submitted its 2022 WMP.

•On February 28, 2022, the CPUC’s financing order authorizing the issuance of $7.5 billion of recovery bonds in connection with the post-emergence securitization became final and non-appealable.

•On March 11, 2022, the Utility filed an application with the CPUC seeking authorization for a second transaction to securitize up to $1.7 billion of fire risk mitigation capital expenditure amounts that have been or will be incurred by the Utility in 2019 through 2022.

•On March 17, 2022, the CPUC approved the settlement agreement for the Utility’s 2018 CEMA application approving a total revenue requirement of $683 million plus interest for its expenses and capital costs.

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

In recent years, the amount of the costs recorded in these accounts has increased. As of March 31, 2022, the Utility had recorded an aggregate amount of approximately $4.7 billion in costs not otherwise being recovered in existing revenue requirements, if any, for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, MGMA, and RTBA. Because rate recovery may require CPUC authorization for these accounts, there is a delay between when the Utility incurs costs and when it may recover those costs.

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

For more information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1., “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications,” and “Catastrophic Event Memorandum Account Application” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed in the first quarter of 2022 are summarized in the following table:

Proceeding	Request	Status
2020 WMCE	Revenue requirement of approximately $1.28 billion	Settlement agreement to recover $1.04 billion of revenue requirement filed September 2021. PD expected in October 2022.
2021 WMCE	Revenue requirement of approximately $1.47 billion	PD scheduled for the fourth quarter of 2022.
2018 CEMA	Revenue requirement of $763 million	Settlement agreement to recover $683 million plus interest approved March 2022.

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

On September 21, 2021, the Utility and certain parties filed a motion with the CPUC seeking approval of a settlement agreement that would resolve all of the issues raised by the settling parties in the 2020 WMCE application. The settlement agreement proposes that the Utility recover a revenue requirement of $1.04 billion. The settlement agreement would authorize the Utility to continue to recover the interim revenue requirement of $447 million over a 17-month amortization period, followed by an additional revenue requirement of $591 million over a 24-month amortization period. On April 7, 2022, the CPUC extended the statutory deadline for a PD in this matter to October 1, 2022.

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

The Utility’s requested revenue requirement includes amounts recorded to the VMBA of $592 million, the CEMA of $535 million, the WMBA of $149 million, and other memo accounts. On November 18, 2021, the Utility filed updates to the application, increasing total costs by $19.4 million. On December 30, 2021, the Utility filed supplemental testimony reducing the cost recovery ask of the COVID-19 CEMA costs by $12.2 million. The $12.2 million reduction was a result of identified avoided costs, such as employee business travel expenses and in-person training costs, due to the pandemic.

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

On March 17, 2022, the CPUC approved a settlement agreement authorizing the Utility to collect a total of $683 million plus interest for the 2018 CEMA application. As noted above, $373 million of the total amount had already been collected in interim rates. The interim rates became final and are no longer subject to refund. The remainder of the authorized revenue requirement that has yet to be collected will be amortized over a 12-month period, which the Utility expects to begin June 1, 2022.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed in the first quarter of 2022 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $15.34 billion for 2023	Filed amended application March 2022. A decision is expected in the third quarter of 2023.
2022 Cost of Capital	Leave cost of capital components at pre-2022 levels for 2022	Filed August 2021. Briefing was completed in March 2022.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.27%	Filed April 2022.
2015 GT&S	Revenue requirement of $416 million	Settlement agreement to recover $356 million of revenue requirement filed July 2021.

2023 General Rate Case

On June 30, 2021, the Utility filed its 2023 GRC application with the CPUC (“the Original Application”). The 2023 GRC combined what had historically been separated into the GRC and GT&S rate cases. In the 2023 GRC, the CPUC will determine the annual amount of base revenues that the Utility will be authorized to collect from customers from 2023 through 2026 to recover its anticipated costs for gas distribution, gas transmission and storage, electric distribution, and electric generation and to provide the Utility an opportunity to earn its authorized rate of return. The Utility’s revenue requirements for other portions of its operations, such as electric transmission, and electricity, natural gas and power purchases, are authorized in other regulatory proceedings overseen by the CPUC or the FERC. In the Original Application, the Utility proposed a series of safety, resiliency, and clean energy investments to further reduce wildfire risk and deliver safe, reliable, and clean energy service.

Between August 2021 and January 2022, the Utility served various updates to its 2023 GRC testimony. On February 25, 2022 and February 28, 2022, the Utility served supplemental testimony (the “Supplemental Testimony”) for its 2023 GRC to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines in high fire risk areas throughout the Utility’s service area, the EPSS program, and its EVM program. On March 10, 2022, the Utility filed an amended application (the “Amended Application”) that revised the revenue requirement request in the Original Application.

In a GRC, the CPUC approves annual revenue requirements for the first year (a “test year”) of the GRC period and typically authorizes the Utility to receive annual increases in revenue requirements for the subsequent years of the GRC period (known as “attrition years”). The Utility’s Amended Application requested revenue requirements of $15.34 billion for its 2023 test year, an increase of $3.13 billion over the adopted 2020 GRC and 2019 GT&S revenue requirements for 2022 of $12.21 billion. The Amended Application’s requested revenue requirements for the 2023 test year reduced the Original Application’s request of $15.46 billion. The requested weighted-average GRC rate base for 2023 is approximately $49.18 billion, which corresponds to an increase of $9.97 billion over the authorized rate base for 2022 of $39.2 billion. The Utility also requested that the CPUC establish a ratemaking mechanism that would increase the Utility’s authorized GRC revenue requirements in 2024, 2025, and 2026 by $1.02 billion, $755 million, and $561 million, respectively. The Utility estimated its proposed revenue requirements for 2024, 2025, and 2026 would result in revenue requirement increases of 6.6%, 4.6%, and 3.3%, compared to its total estimated revenue requirements for 2023, 2024, and 2025, respectively. Over the GRC period of 2023-2026, the Utility plans to make average annual capital investments of approximately $9.61 billion in gas distribution, transmission and storage, electric distribution, and electric generation infrastructure, and to improve safety, reliability, and customer service.

The Utility intends to seek recovery of approximately $638 million in expense costs and $1.2 billion in capital expenditures in a second track of this proceeding or a later application, which are not included in the Amended Application. Those costs were incurred from 2019 to 2021 and are recorded in balancing or memorandum accounts for, among other work, wildfire mitigation and gas system safety improvements. The Utility also intends to seek recovery of costs incurred and recorded in balancing or memorandum accounts for similar work conducted in 2022.

In addition to coverage that may be available from the private insurance market, the Utility also proposed to use self-insurance as part of its wildfire insurance program as follows: (1) the Utility’s recommended approach, establishing a new self-insurance structure whereby the Utility would seek customer-funded self-insurance in the amount of $250 million annually and traditional private insurance procurement for amounts between the accumulated self-insurance balance and $1.0 billion; or, alternatively (2) continuing the currently authorized mechanism whereby the Utility seeks procurement of wildfire liability insurance instruments through the private insurance market and is authorized to use any unspent authorized revenue requirements on self-insurance.

The Utility does not seek recovery of compensation of PG&E Corporation’s and the Utility’s officers within the scope of 17 Code of Federal Regulations 240.3b-7.

On April 12, 2022, the CPUC issued a revised schedule indicating a decision on both tracks of this proceeding will be issued in the third quarter of 2023.

Cost of Capital Proceedings

2020 and 2022 Cost of Capital Applications

On December 19, 2019, the CPUC approved a final decision in the 2020 cost of capital application (the “2020 cost of capital application”), maintaining the Utility’s return on common equity at the 2019 level of 10.25% for the three-year period beginning January 1, 2020. The decision maintained the common equity component of the Utility’s capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking) at 52% and reduced its preferred stock component from 1% to 0.5%. The decision also approved the cost of debt requested by the Utility.

The Utility’s annual cost of capital adjustment mechanism, which allows for changes in the Utility’s authorized ROE and cost of debt, also remained unchanged by the final 2020 cost of capital application decision. The mechanism provides that in any year in which the difference between (i) the average Moody’s utility bond rates (as measured in the 12-month period from October through September (the “Index”)) and (ii) 4.5% exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility is to initiate this adjustment mechanism by filing an advice letter on or before October 15 of the year in which the mechanism triggered, to become effective on January 1 of the next year.

On August 23, 2021, the Utility filed an off-cycle 2022 cost of capital application with the CPUC based on the extraordinary event of the COVID-19 pandemic and related government response, which has decreased interest rates but has not reduced the cost of capital for electric utilities in general, and the Utility in particular, to the same extent as the overall financial markets (the “2022 cost of capital application”). The 2022 cost of capital application requested that the CPUC authorize the Utility's cost of capital for its electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2022 for 2022, 2023, and 2024. The Utility requested that the CPUC approve the Utility’s proposed ratemaking capital structure, ROE, cost of preferred stock, and cost of debt. The Utility proposed to establish a cost of long-term debt of 4.14%, a return on preferred stock of 5.52%, a ROE of 11%, and to retain the existing capital structure. The Utility also concurrently filed a motion requesting that the revenue requirement for the 2022 cost of capital be recorded in memorandum accounts to be trued-up following a final decision in this proceeding.

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

To set the 2022 cost of capital, the CPUC will consider (i) whether there are extraordinary circumstances that warrant a departure from the cost of capital mechanism for 2022; and (ii) if so, whether to leave the cost of capital components at pre-2022 levels for the year 2022, or open a second phase to consider alternative cost of capital proposals for the year 2022. The Utility’s position is that there are extraordinary circumstances that warrant a departure from the cost of capital mechanism for 2022 and that the CPUC should leave the cost of capital components at pre-2022 levels for 2022. Briefing concluded on March 25, 2022.

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

2023 Cost of Capital Application

On April 20, 2022, the Utility filed an application with the CPUC requesting that the CPUC authorize the Utility's cost of capital for its electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023 (the “2023 cost of capital application”).

In its 2023 cost of capital application, the Utility requested that the CPUC approve the Utility’s proposed ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt. The Utility proposed to adopt a rate of ROE of 11% for test year 2023 and to retain the existing capital structure, which would result in a $226.2 million total increase above currently adopted electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage revenue requirements. The estimated revenue increase is based on the 2022 adopted electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base and does not reflect projected infrastructure investments beyond 2022.

The following table compares the currently authorized capital structure and rates of return with those requested in the Utility’s application for 2023. The Utility’s authorized rates of return for 2022 are currently subject to a separate cost of capital proceeding:

	2022 Currently Authorized			2023 Requested
	Cost	Capital Structure	Weighted Cost	Cost	Capital Structure	Weighted Cost
Common Equity	10.25%	52.00%	5.33%	11.00%	52.00%	5.72%
Preferred Stock	5.52%	0.50%	0.03%	5.52%	0.50%	0.03%
Long-term Debt	4.17%	47.50%	1.98%	4.27%	47.50%	2.03%
Weighted Average Cost of Capital		100.00%	7.34%		100.00%	7.78%

For 2023, the Utility expects that the proposed cost of capital, if adopted, would result in revenue requirement increases of approximately $138 million for electric generation and distribution and $53 million for gas distribution operations, assuming 2022 authorized rate base amounts from the 2020 GRC decision. The revenues for the gas transmission and storage operations would increase by approximately $35 million, assuming 2022 authorized rate base amounts from the 2019 GT&S decision. However, if the CPUC subsequently approves different electric and gas rate base amounts for the Utility in its 2023 GRC, which is currently pending before the CPUC, the revenue requirement changes resulting from the Utility’s requested ROE may differ from the amounts reflected in the 2023 cost of capital application for the period beyond 2022.

The Utility also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The Utility included an illustrative calculation using March 2021 to February 2022 showing an illustrative adjustment of 153 basis points, which would result in an estimated $69.3 million increase in recovery of short-term financing costs associated with its recent balancing and memorandum account balances. The actual revenue requirement impact of the short-term debt proposal would differ depending on the final adjustment set each year and the recorded balances in the balancing and memorandum accounts.

The cost of capital that is approved in this proceeding is expected to be effective until December 31, 2025, unless the cost of capital adjustment mechanism is triggered. (For more information on the cost of capital adjustment mechanism, see “2020 and 2022 Cost of Capital Applications” above.)

2015 Gas Transmission and Storage Rate Case

On June 23, 2016, the CPUC approved a final phase one decision in the Utility’s 2015 GT&S rate case. The phase one decision excluded from rate base $696 million of 2011 to 2014 capital spending in excess of the amount adopted in the prior GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. For more information regarding this proceeding, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Transmission Owner Rate Cases

Transmission Owner Rate Cases for 2015 and 2016 (the “TO16” and “TO17” rate cases, respectively)

As previously disclosed, on January 8, 2018, the Ninth Circuit Court of Appeals issued an opinion granting an appeal of the FERC’s decisions in the TO16 and TO17 rate cases that had granted the Utility a 50-basis point ROE incentive adder for its continued participation in the CAISO. If the FERC concluded on remand that the Utility should no longer be authorized to receive the 50-basis point ROE incentive adder, the Utility would incur a refund obligation of $1 million and $8.5 million for TO16 and TO17, respectively. Those rate case decisions were remanded to the FERC for further proceedings consistent with the Ninth Circuit Court of Appeals’ opinion.

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

On March 17, 2022, the Ninth Circuit Court of Appeals upheld the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation. The order extinguished the Utility’s refund obligations that might have been required under the TO16 and TO17 had the Ninth Circuit Court of Appeals not found in the FERC’s favor.

Transmission Owner Rate Case for 2017 (the “TO18” rate case)

As previously disclosed, on July 29, 2016, the Utility filed its TO18 rate case with the FERC requesting a 2017 retail electric transmission revenue requirement of $1.72 billion, a $387 million increase over the 2016 revenue requirement of $1.33 billion.  The forecasted network transmission rate base for 2017 was $6.7 billion.  The Utility sought a ROE of 10.9%, which included an incentive component of 50-basis points for the Utility’s continuing participation in the CAISO.

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

On December 17, 2020 and June 17, 2021, the FERC issued orders denying requests for rehearing submitted by the Utility and intervenors. In 2021, the Utility filed four appeals. The appeals related to two issues: (1) impact of the Tax Act on TO18 rates in January and February 2018 and (2) aspects of the rehearing order other than the Tax Act. The appeals have been consolidated and are currently being held in abeyance until the FERC addresses the ROE issue on rehearing.

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the first quarter of 2022 by approximately $339 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of March 31, 2022, the Utility had recorded approximately $207 million to Regulatory assets.

On March 17, 2022, the FERC issued a further order in the TO18 rate case proceeding finding that 9.26% is the just and reasonable base ROE for the Utility. With the incentive component of 50-basis points for the Utility’s continuing participation in the CAISO, the resulting ROE would be 9.76%. As a result, the Utility increased its regulatory liability for the potential refund for TO18 by $30 million in the first quarter of 2022. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding.

Aside from the ultimate outcome of the ROE rehearing request and the common plant allocation, the FERC’s orders in the TO18 proceeding are not expected to result in a material impact on the Utility’s financial condition, results of operations, liquidity, and cash flows. Some of the issues that will be decided in a final and unappealable TO18 decision, including the common plant allocation, will also be incorporated into the Utility’s TO19 and TO20 rate cases. The ROE rehearing request will not impact the TO20 rate case. See “Transmission Owner Rate Case Revenue Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Transmission Owner Rate Case for 2018 (the “TO19” rate case)

As previously disclosed, on July 27, 2017, the Utility filed its TO19 rate case with the FERC. On December 20, 2018, the FERC issued an order approving an all-party settlement filed by the Utility. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon the issuance of a final, non-appealable TO18 decision. Additionally, if the Ninth Circuit Court of Appeals were to determine that the Utility was not entitled to the 50-basis point incentive adder for the Utility’s continued CAISO participation, then the Utility would be obligated to make a refund to customers of approximately $25 million. On March 17, 2022, the Ninth Circuit Court of Appeals upheld the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation and eliminating the refund obligation. See “Transmission Owner Rate Cases for 2015 and 2016” above for a discussion of the incentive adder. As a result of the potential reduction to the TO18 revenue requirement, the Utility increased its regulatory liability for the potential refund for TO19 by $32 million in the first quarter of 2022. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding.

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

On December 30, 2020, the FERC approved the settlement without modification.

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

On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. and approving a structure for the transaction. As requested, the decision authorized the Utility to establish a customer credit trust funded by PG&E Corporation’s shareholders, that will provide a monthly credit to customers that is anticipated to equal the securitized charges such that the securitization is designed to be rate neutral to customers. Subject to retention of the CPUC’s existing jurisdiction, the decision adopted a transaction structure comprised of four elements: (1) an initial shareholder contribution of $2.0 billion, with $1.0 billion to be contributed in 2022 and $1.0 billion to be contributed in 2024; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) sharing with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

In addition, on January 6, 2021, the Utility filed an additional application requesting that the CPUC issue a financing order authorizing the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to finance, using securitization, the $7.5 billion of claims associated with the 2017 Northern California wildfires, which the CPUC subsequently granted on May 11, 2021.

On February 28, 2022, the decision finding $7.5 billion of stress test costs eligible for securitization and the financing order authorizing the issuance of up to $7.5 billion of recovery bonds became final and non-appealable. The financing order authorized the issuance of bonds through the end of 2022. The number of bond series and tranches that can be issued in calendar year 2022, the size of those series and tranches, and whether sufficient market capacity exists for the full authorized amount of bonds in calendar year 2022 remain uncertain.

Application for Second AB 1054 Securitization Transaction

AB 1054 provides that the first $5.0 billion expended in the aggregate by California’s three large electric IOUs on fire risk mitigation capital expenditures included in their respective approved WMPs will be excluded from their respective equity rate bases. The $5.0 billion of capital expenditures has been allocated among the large electric IOUs in accordance with their Wildfire Fund allocation metrics. The Utility’s allocation is $3.21 billion. AB 1054 contemplates that such capital expenditures may be financed using a structure that securitizes a dedicated customer charge. Pursuant to an earlier financing order issued by the CPUC authorizing the Utility’s initial application for AB 1054 securitization transaction, on November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of senior secured recovery bonds. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

On March 11, 2022, the Utility filed an application with the CPUC seeking authorization for a second transaction to securitize up to $1.7 billion of fire risk mitigation capital expenditure amounts that have been or will be incurred by the Utility from 2019 through 2022.  The $1.7 billion reflects $212 million recorded and $1.16 billion forecasted capital expenditure amounts that were approved by the CPUC in the 2020 GRC and up to $350 million capital expenditure amounts pending in the 2020 WMCE proceeding, provided that a final decision approving such capital expenditure amounts is issued in the 2020 WMCE proceeding prior to the issuance of a financing order authorizing the second AB 1054 securitization transaction.  The final amount to be securitized will be based on actual recorded capital expenditures incurred by the Utility prior to the securitization transaction.

The application requests that the CPUC issue a financing order authorizing one or more series of recovery bonds, determine that the issuance of the bonds and collection through fixed recovery charges is just and reasonable, consistent with the public interest, and would reduce rates on a present-value basis compared to traditional utility financing mechanisms, and authorize the Utility to collect a non-bypassable charge sufficient to pay debt service on the recovery bonds.  The application also requests that the CPUC exclude the securitized debt from the Utility’s ratemaking capital structure and adjust the Utility’s 2020 GRC and 2020 WMCE proceeding revenue requirements following the issuance of the recovery bonds.

2020-2022 Wildfire Mitigation Plan

The Utility’s 2022 WMP was submitted on February 25, 2022. The 2022 WMP addressed the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread and reducing the impact of PSPS events. OEIS is scheduled to issue a draft decision on the 2022 WMP on May 26, 2022.

Electric Integrated Resource Planning and Related Procurement

On November 13, 2019, the CPUC issued a decision that takes a number of steps to address the potential for system RA shortages beginning in 2021. The decision required incremental procurement of system-level qualifying RA capacity of 3,300 MWs by all LSEs operating within the CAISO’s balancing area for the period from 2021 to 2023, of which the Utility is responsible for 716.9 MWs for its bundled customer portion. The decision required that at least 50% of LSE resource responsibilities come online by August 1, 2021, at least 75% by August 1, 2022, and the remaining by August 1, 2023. Additionally, the decision directed the IOUs to act as the backstop procurement agent for CCAs and energy service providers that choose not to voluntarily self-procure or that fail to meet their procurement responsibilities after electing to self-provide their assigned MWs of system RA capacity under the decision.

On June 30, 2021, the CPUC issued a mid-term reliability decision to address incremental electric system reliability needs between 2024 and 2026 due to, in part, the pending retirements of Diablo Canyon and once-through-cooling natural gas plants in Southern California by requiring at least 11,500 MW of additional net qualifying capacity to be procured by LSEs subject to the CPUC’s integrated resource planning authority. The decision set procurement requirements of 2,000 MW by 2023, an additional 6,000 MW by 2024, an additional 1,500 MW by 2025, and an additional 2,000 MW by 2026. The decision set the Utility’s share of the procurement at 2,302 MW of incremental net qualifying capacity.

On January 21, 2022, the Utility filed an advice letter with the CPUC seeking approval of a group of nine long-term RA agreements to meet a portion of its procurement requirements under the CPUC’s mid-term reliability decision. The agreements are each for a term of 15 years and collectively supply 1,598.7 MW of lithium-ion energy storage capacity with some projects expected to be operational in 2023 and others in 2024. On April 21, 2022, the CPUC approved a final resolution approving all nine long-term RA agreements as presented to the CPUC.

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

Subsurface Electric Ducts

On October 21, 2021, the Utility notified the CPUC of inconsistent application of the requirements to locate and mark empty subsurface electric ducts in accordance with Government Code sections 4216(k), 4216(s) and 4216.3(a)(1)(A). On December 30, 2021, the Utility submitted a corrective action plan to the SED and is implementing the plan.

LEGISLATIVE AND REGULATORY INITIATIVES

Vaccine Mandates

On September 9, 2021, President Biden issued an EO that would require certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination. The requirements under the EO are currently stayed pending the outcome of ongoing litigation. The ultimate implementation of the EO could result in workplace disruptions, employee attrition, and difficulty securing future labor needs.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this quarterly report on Form 10-Q, as well as “Item 1A. Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

RISK MANAGEMENT ACTIVITIES

PG&E Corporation, mainly through its ownership of the Utility, and the Utility are exposed to risks associated with adverse changes in commodity prices, interest rates, and counterparty credit.

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2021 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the three months ended March 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, AROs, contributions to the Wildfire Fund, and pension and other post-retirement benefit plans to be critical accounting policies. These policies are considered critical accounting estimates due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates. Actual results may differ materially from these estimates and assumptions. These accounting estimates and their key characteristics are discussed in detail in the 2021 Form 10-K.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Operating Revenues
Electric	$4,158	$3,395
Natural gas	1,640	1,321
Total operating revenues	5,798	4,716
Operating Expenses
Cost of electricity	502	590
Cost of natural gas	561	307
Operating and maintenance	3,110	2,336
Wildfire-related claims, net of recoveries	(1)	172
Wildfire Fund expense	118	119
Depreciation, amortization, and decommissioning	972	888
Total operating expenses	5,262	4,412
Operating Income	536	304
Interest income	8	2
Interest expense	(419)	(408)
Other income, net	149	127
Income Before Income Taxes	274	25
Income tax benefit	(204)	(98)
Net Income	478	123
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$475	$120
Weighted Average Common Shares Outstanding, Basic	1,986	1,985
Weighted Average Common Shares Outstanding, Diluted	2,134	2,131
Net Income Per Common Share, Basic	$0.24	$0.06
Net Income Per Common Share, Diluted	$0.22	$0.06

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2022	2021
Net Income	$478	$123
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0 and $0, respectively)	—	1
Total other comprehensive income	—	1
Comprehensive Income	478	124
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Available for Common Shareholders	$475	$121

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance At
	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$247	$291
Restricted cash	29	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $180 million and $171 million at respective dates) (includes $1.84 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $180 million and $171 million at respective dates)	2,080	2,345
Accrued unbilled revenue (includes $976 million and $1.09 billion related to VIEs at respective dates)	1,070	1,207
Regulatory balancing accounts	3,165	2,999
Other	1,695	1,784
Regulatory assets	384	496
Inventories
Gas stored underground and fuel oil	29	44
Materials and supplies	589	552
Wildfire Fund asset	461	461
Other	627	882
Total current assets	10,376	11,077
Property, Plant, and Equipment
Electric	71,001	69,482
Gas	26,474	25,979
Construction work in progress	3,666	3,479
Financing lease and other	20	20
Total property, plant, and equipment	101,161	98,960
Accumulated depreciation	(29,656)	(29,134)
Net property, plant, and equipment	71,505	69,826
Other Noncurrent Assets
Regulatory assets	9,167	9,207
Nuclear decommissioning trusts	3,635	3,798
Operating lease right of use asset	1,139	1,234
Wildfire Fund asset	5,198	5,313
Income taxes receivable	9	9
Other (includes net noncurrent accounts receivable of $115 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $11 million and $15 million at respective dates)	2,902	2,863
Total other noncurrent assets	22,050	22,424
TOTAL ASSETS	$103,931	$103,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance At
	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,854	$2,184
Long-term debt, classified as current (includes $32 million and $18 million related to VIEs at respective dates)	4,553	4,481
Accounts payable
Trade creditors	2,389	2,855
Regulatory balancing accounts	1,676	1,121
Other	814	679
Operating lease liabilities	466	468
Interest payable	331	481
Wildfire-related claims	2,091	2,722
Other	2,386	2,436
Total current liabilities	16,560	17,427
Noncurrent Liabilities
Long-term debt (includes $1.83 billion and $1.82 billion related to VIEs at respective dates)	39,123	38,225
Regulatory liabilities	11,563	11,999
Pension and other postretirement benefits	801	860
Asset retirement obligations	5,919	5,298
Deferred income taxes	3,162	3,177
Operating lease liabilities	739	810
Other	4,420	4,308
Total noncurrent liabilities	65,727	64,677
Equity
Shareholders' Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 1,987,472,590 and 1,985,400,540 shares outstanding at respective dates	34,726	35,129
Treasury stock, at cost; 437,743,590 and 477,743,590 shares at respective dates	(4,447)	(4,854)
Reinvested earnings	(8,867)	(9,284)
Accumulated other comprehensive loss	(20)	(20)
Total shareholders' equity	21,392	20,971
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	21,644	21,223
TOTAL LIABILITIES AND EQUITY	$103,931	$103,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$478	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	972	888
Bad debt expense	43	76
Allowance for equity funds used during construction	(42)	(32)
Deferred income taxes and tax credits, net	(16)	78
Reorganization items, net (Note 2)	—	(46)
Wildfire Fund expense	118	119
Other	148	41
Effect of changes in operating assets and liabilities:
Accounts receivable	543	111
Wildfire-related insurance receivable	43	(28)
Inventories	(22)	14
Accounts payable	217	143
Wildfire-related claims	(631)	(558)
Other current assets and liabilities	(113)	(175)
Regulatory assets, liabilities, and balancing accounts, net	63	340
Other noncurrent assets and liabilities	(140)	104
Net cash provided by operating activities	1,661	1,198
Cash Flows from Investing Activities
Capital expenditures	(2,310)	(1,778)
Proceeds from sales and maturities of nuclear decommissioning trust investments	421	551
Purchases of nuclear decommissioning trust investments	(447)	(578)
Other	6	9
Net cash used in investing activities	(2,330)	(1,796)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,406	1,985
Repayments under credit facilities	(3,151)	(4,440)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $22 and $18 at respective dates	2,379	2,382
Repayment of long-term debt	(7)	(7)
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	350
Other	11	(41)
Net cash provided by financing activities	638	229
Net change in cash, cash equivalents, and restricted cash	(31)	(369)
Cash, cash equivalents, and restricted cash at January 1	307	627
Cash, cash equivalents, and restricted cash at March 31	$276	$258
Less: Restricted cash and restricted cash equivalents	(29)	(29)
Cash and cash equivalents at March 31	$247	$229

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(519)	$(550)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$975	$528
Operating lease liabilities arising from obtaining ROU assets	—	4

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	478	—	478	—	478
Common stock issued, net	2,072,050	(407)	—	—	—	—	(407)	—	(407)
Treasury stock disposition	—	—	(40,000,000)	407	—	—	407	—	407
Stock-based compensation amortization	—	4	—	—	—	—	4	—	4
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(2)	—	(2)	—	(2)
Balance at March 31, 2022	1,987,472,590	$34,726	437,743,590	$(4,447)	$(8,867)	$(20)	$21,392	$252	$21,644

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,984,678,673	$30,224	—	$—	$(9,196)	$(27)	$21,001	$252	$21,253
Net income	—	—	—	—	123	—	123	—	123
Other comprehensive income	—	—	—	—	—	1	1	—	1
Common stock issued, net	427,030	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	2	—	—	—	—	2	—	2
Balance at March 31, 2021	1,985,105,703	$30,226	—	$—	$(9,073)	$(26)	$21,127	$252	$21,379

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Operating Revenues
Electric	$4,158	$3,395
Natural gas	1,640	1,321
Total operating revenues	5,798	4,716
Operating Expenses
Cost of electricity	502	590
Cost of natural gas	561	307
Operating and maintenance	3,107	2,331
Wildfire-related claims, net of recoveries	(1)	172
Wildfire Fund expense	118	119
Depreciation, amortization, and decommissioning	972	888
Total operating expenses	5,259	4,407
Operating Income	539	309
Interest income	9	2
Interest expense	(364)	(348)
Other income, net	156	133
Reorganization items, net	—	(2)
Income Before Income Taxes	340	94
Income tax benefit	(190)	(83)
Net Income	530	177
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$527	$174

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2022	2021
Net Income	$530	$177
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0 and $0, at respectively)	1	—
Total other comprehensive income	1	—
Comprehensive Income	$531	$177
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance At
	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$199	$165
Restricted cash	29	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $180 million and $171 million at respective dates) (includes $1.84 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $180 million and $171 million at respective dates)	2,080	2,345
Accrued unbilled revenue (includes $976 million and $1.09 billion related to VIEs at respective dates)	1,070	1,207
Regulatory balancing accounts	3,165	2,999
Other	1,850	1,932
Regulatory assets	384	496
Inventories
Gas stored underground and fuel oil	29	44
Materials and supplies	589	552
Wildfire Fund asset	461	461
Other	614	869
Total current assets	10,470	11,086
Property, Plant, and Equipment
Electric	71,001	69,482
Gas	26,474	25,979
Construction work in progress	3,666	3,480
Financing lease	18	18
Total property, plant, and equipment	101,159	98,959
Accumulated depreciation	(29,654)	(29,131)
Net property, plant, and equipment	71,505	69,828
Other Noncurrent Assets
Regulatory assets	9,167	9,207
Nuclear decommissioning trusts	3,635	3,798
Operating lease right of use asset	1,138	1,232
Wildfire Fund asset	5,198	5,313
Income taxes receivable	7	7
Other (includes net noncurrent accounts receivable of $115 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $11 million and $15 million at respective dates)	2,755	2,706
Total other noncurrent assets	21,900	22,263
TOTAL ASSETS	$103,875	$103,177

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance At
	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,854	$2,184
Long-term debt, classified as current (includes $32 million and $18 million related to VIEs at respective dates)	4,526	4,455
Accounts payable
Trade creditors	2,388	2,853
Regulatory balancing accounts	1,676	1,121
Other	780	648
Operating lease liabilities	465	467
Interest payable	305	430
Wildfire-related claims	2,091	2,722
Other	2,385	2,430
Total current liabilities	16,470	17,310
Noncurrent Liabilities
Long-term debt (includes $1.83 billion and $1.82 billion related to VIEs at respective dates)	34,532	33,632
Regulatory liabilities	11,563	11,999
Pension and other postretirement benefits	705	764
Asset retirement obligations	5,919	5,298
Deferred income taxes	3,408	3,409
Operating lease liabilities	739	810
Other	4,459	4,345
Total noncurrent liabilities	61,325	60,257
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	28,286	28,286
Reinvested earnings	(3,778)	(4,247)
Accumulated other comprehensive loss	(8)	(9)
Total shareholders' equity	26,080	25,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$103,875	$103,177

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$530	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	972	888
Bad debt expense	43	76
Allowance for equity funds used during construction	(42)	(32)
Deferred income taxes and tax credits, net	(2)	92
Reorganization items, net (Note 2)	—	(15)
Wildfire Fund expense	118	119
Other	140	36
Effect of changes in operating assets and liabilities:
Accounts receivable	536	115
Wildfire-related insurance receivable	43	(28)
Inventories	(22)	14
Accounts payable	215	107
Wildfire-related claims	(631)	(558)
Other current assets and liabilities	(83)	(150)
Regulatory assets, liabilities, and balancing accounts, net	63	340
Other noncurrent assets and liabilities	(148)	102
Net cash provided by operating activities	1,732	1,283
Cash Flows from Investing Activities
Capital expenditures	(2,310)	(1,778)
Proceeds from sales and maturities of nuclear decommissioning trust investments	421	551
Purchases of nuclear decommissioning trust investments	(447)	(578)
Other	6	9
Net cash used in investing activities	(2,330)	(1,796)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,406	1,985
Repayments under credit facilities	(3,151)	(4,440)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $21 and $18 at respective dates	2,379	2,382
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	350
Other	11	(12)
Net cash provided by financing activities	645	265
Net change in cash, cash equivalents, and restricted cash	47	(248)
Cash, cash equivalents, and restricted cash at January 1	181	404
Cash, cash equivalents, and restricted cash at March 31	$228	$156
Less: Restricted cash and restricted cash equivalents	(29)	(29)
Cash and cash equivalents at March 31	$199	$127

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(444)	$(467)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$975	$528
Operating lease liabilities arising from obtaining ROU assets	—	4

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	530	—	530
Other comprehensive income	—	—	—	—	1	1
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(2)	—	(2)
Balance at March 31, 2022	$258	$1,322	$28,286	$(3,778)	$(8)	$26,080

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2020	$258	$1,322	$28,286	$(4,385)	$(5)	$25,476
Net income	—	—	—	177	—	177
Balance at March 31, 2021	$258	$1,322	$28,286	$(4,208)	$(5)	$25,653

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2021 in the Condensed Consolidated Balance Sheets included in this quarterly report on Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2021 Form 10-K.  This quarterly report on Form 10-Q should be read in conjunction with the 2021 Form 10-K.

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

On June 20, 2020, the Bankruptcy Court entered the Confirmation Order confirming the Plan filed on June 19, 2020. PG&E Corporation and the Utility emerged from Chapter 11 on the Emergence Date of July 1, 2020. Certain parties filed notices of appeal with respect to the Confirmation Order, including provisions related to post-petition interest. PG&E Corporation and the Utility are unable to predict the timing and outcome of these appeals.

Except as otherwise set forth in the Plan, the Confirmation Order or another order of the Bankruptcy Court, substantially all pre-petition liabilities were discharged under the Plan.

Unresolved Chapter 11 Claims

PG&E Corporation and the Utility have received over 100,000 proofs of claim since January 29, 2019, of which approximately 80,000 were channeled to a trust for the benefit of holders of certain subrogation claims (the “Subrogation Wildfire Trust”) and Fire Victim Trust. The claims channeled to the Subrogation Wildfire Trust and Fire Victim Trust will be resolved by such trusts, and PG&E Corporation and the Utility have no further liability in connection with such claims. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims, including asserted litigation claims, trade creditor claims, along with other tax and regulatory claims, and therefore the ultimate liability of PG&E Corporation or the Utility for such claims may differ from the amounts asserted in such claims. Allowed claims are paid in accordance with the Plan and the Confirmation Order. Amounts expected to be allowed are reflected as current liabilities in the Condensed Consolidated Balance Sheets.

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

In addition, Subordinated Debt Claims and HoldCo Rescission or Damage Claims (each as defined in Note 10 below) continue to be pursued against PG&E Corporation and the Utility in the claims reconciliation process in the Bankruptcy Court, and claims against certain former directors and current and former officers, as well as certain underwriters, are being pursued in the purported securities class action that is further described in Note 10 under the heading “Securities Class Action Litigation.”

In addition to filing objections in the Bankruptcy Court to claims with respect to which PG&E Corporation and the Utility do not believe they have liability, PG&E Corporation and the Utility are working to resolve, including through mediations before a panel of mediators, disputed general unsecured claims including Subordinated Debt Claims and HoldCo Rescission or Damage Claims. By order of the Bankruptcy Court, the current deadline for PG&E Corporation and the Utility to object to claims is June 21, 2022. On April 26, 2022, PG&E Corporation and the Utility filed a motion requesting entry of an order further extending the deadline to object to claims to December 19, 2022.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2022	2021
Electric
Revenue from contracts with customers
Residential	$1,494	$1,464
Commercial	1,173	1,013
Industrial	350	327
Agricultural	216	152
Public street and highway lighting	18	17
Other (1)	(14)	(64)
Total revenue from contracts with customers - electric	3,237	2,909
Regulatory balancing accounts (2)	921	486
Total electric operating revenue	$4,158	$3,395

Natural gas
Revenue from contracts with customers
Residential	$1,464	$1,208
Commercial	344	245
Transportation service only	399	326
Other (1)	(180)	(47)
Total revenue from contracts with customers - gas	2,027	1,732
Regulatory balancing accounts (2)	(387)	(411)
Total natural gas operating revenue	1,640	1,321
Total operating revenues	$5,798	$4,716

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

Consolidated VIEs

Receivables Securitization Program

The SPV was created in connection with the Receivables Securitization Program and is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable, Other noncurrent assets, and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2022, the aggregate principal amount of the loans made by the Lenders cannot exceed $1.0 billion outstanding at any time. On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion.

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the quarter ended March 31, 2022 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2022 and December 31, 2021, the SPV had net accounts receivable of $2.9 billion and $3.3 billion, respectively, and outstanding borrowings of $1.0 billion and $974 million, respectively, under the Receivables Securitization Program.

First AB 1054 Securitization

PG&E Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing order for the first AB 1054 securitization transaction, the Utility sold its right to receive revenues from the non-bypassable wildfire hardening fixed recovery charge (“Recovery Property”) to PG&E Recovery Funding LLC, which, in turn, issued recovery bonds secured by the Recovery Property. On November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of senior secured recovery bonds. The recovery bonds were issued in three tranches: (1) approximately $266 million with an interest rate of 1.46% and is due July 15, 2033, (2) approximately $160 million with an interest rate of 2.28% and is due January 15, 2038, and (3) approximately $434 million with an interest rate of 2.82% and is due July 15, 2048. The recovery bonds are scheduled to pay principal and interest semi-annually on January 15 and July 15 of each year. The final scheduled payment date is July 15, 2046. Amounts owed to bond-holders are included in Long-term debt and Long-term debt, classified as current, on the Condensed Consolidated Balance Sheets.

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the quarter ended March 31, 2022 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2022 and December 31, 2021, PG&E Recovery Funding LLC had outstanding borrowings of $860 million.

Non-Consolidated VIEs

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of March 31, 2022, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of March 31, 2022, it did not consolidate any of them.

Contributions to the Wildfire Fund Established Pursuant to AB 1054

PG&E Corporation and the Utility account for contributions to the Wildfire Fund similarly to prepaid insurance, with expense being amortized to periods ratably based on an estimated period of coverage. However, AB 1054 did not specify a period of coverage for the Wildfire Fund; therefore, this accounting treatment is subject to significant accounting judgments and estimates. Since the inception of the Wildfire Fund, PG&E Corporation and the Utility have estimated a period of coverage of 15 years. In estimating that initial period of coverage, PG&E Corporation and the Utility started in 2019 with a dataset of 12 years of historical, publicly available fire-loss data for the period from 2007 to 2018 for wildfires caused by electrical equipment to create Monte Carlo simulations of expected loss. For each year after 2019, PG&E Corporation and the Utility added the fire-loss data for the preceding year to the dataset. The number of years of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the period of coverage. Other assumptions include the estimated costs to settle wildfire claims for participating electric utilities including the Utility, the CPUC’s determinations of whether costs were just and reasonable in cases of electric utility-caused wildfires and amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the amount of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. These assumptions create a high degree of uncertainty for the estimated useful life of the Wildfire Fund.

PG&E Corporation and the Utility evaluate and, where appropriate, update all assumptions quarterly. Changes in any of the assumptions could materially impact the estimated period of coverage. In the first quarter of 2022, PG&E Corporation and the Utility updated assumptions related to the mitigation effectiveness and historical fire loss dataset to align with the 2022 WMP. These updates did not change the estimated period of coverage, which continues to be 15 years from the inception of the Wildfire Fund.

As of March 31, 2022, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $1.1 billion in Other non-current liabilities, $461 million in Current assets - Wildfire Fund asset, and $5.2 billion in Non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022 and March 31, 2021, the Utility recorded amortization and accretion expense of $118 million and $119 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of March 31, 2022, PG&E Corporation and the Utility had recorded $150 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2022	2021	2022	2021
Service cost for benefits earned (1)	$144	$147	$15	$16
Interest cost	173	161	13	13
Expected return on plan assets	(297)	(261)	(32)	(35)
Amortization of prior service cost	(1)	(1)	2	4
Amortization of net actuarial (gain) loss	—	1	(10)	(8)
Net periodic benefit cost	19	47	(12)	(10)
Regulatory account transfer (2)	64	37	—	—
Total	$83	$84	$(12)	$(10)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended March 31, 2022
Beginning balance	$(33)	$18	$(15)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0 and $1, respectively)	(1)	1	—
Amortization of net actuarial gain (net of taxes of $0 and $3, respectively)	—	(7)	(7)
Regulatory account transfer (net of taxes of $0 and $2, respectively)	1	6	7
Net current period other comprehensive gain (loss)	—	—	—
Ending balance	$(33)	$18	$(15)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended March 31, 2021
Beginning balance	$(39)	$17	$(22)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0 and $1, respectively)	(1)	3	2
Amortization of net actuarial (gain) loss (net of taxes of $0 and $2, respectively)	1	(6)	(5)
Regulatory account transfer (net of taxes of $0 and $1, respectively)	1	3	4
Net current period other comprehensive gain (loss)	1	—	1
Ending balance	$(38)	$17	$(21)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of March 31, 2022, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

As of March 31, 2022, expected credit losses of $43 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA and a FERC regulatory asset. As of March 31, 2022, the RUBA current balancing accounts receivable balance was $104 million, CPPMA long-term regulatory asset balance was $28 million, and FERC long-term regulatory asset balance was not material.

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

As of March 31, 2022, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Recently Adopted Accounting Standards

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. PG&E Corporation and the Utility adopted this ASU on January 1, 2022. There was no material impact on PG&E Corporation’s or the Utility’s Condensed Consolidated Financial Statements and the related disclosures resulting from the adoption of this ASU.

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2022	December 31, 2021
Pension benefits (1)	$645	$708
Environmental compliance costs	1,007	1,089
Utility retained generation (2)	121	133
Price risk management	213	216
Catastrophic event memorandum account (3)	983	1,119
Wildfire expense memorandum account (4)	350	347
Fire hazard prevention memorandum account (5)	75	75
Fire risk mitigation memorandum account (6)	50	44
Wildfire mitigation plan memorandum account (7)	461	424
Deferred income taxes (8)	2,036	1,849
Insurance premium costs (9)	186	207
Wildfire mitigation balancing account (10)	273	273
Vegetation management balancing account (11)	1,412	1,411
COVID-19 pandemic protection memorandum accounts (12)	48	49
Microgrid memorandum account (13)	164	163
Financing costs (14)	172	175
Other	971	925
Total long-term regulatory assets	$9,167	$9,207

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of March 31, 2022 and December 31, 2021, $51 million and $49 million in COVID-19 related costs was recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
(4) Represents incremental wildfire claims and outside legal expenses related to the 2021 Dixie fire. Recovery of WEMA costs is subject to CPUC review and approval.
(5) Includes costs associated with the implementation of regulations and requirements adopted to protect the public from potential fire hazards associated with overhead power line facilities and nearby aerial communication facilities that have not been previously authorized in another proceeding. Recovery of FHPMA costs is subject to CPUC review and approval.
(6) Includes costs associated with the 2019 WMP for the period from January 1, 2019 through June 4, 2019 and other incremental costs associated with fire risk mitigation. Recovery of FRMMA costs is subject to CPUC review and approval.
(7) Includes costs associated with the 2019 WMP for the period from June 5, 2019 through December 31, 2019, the 2020 WMP for the period from January 1, 2020 through December 31, 2020, the 2021 WMP for the period from January 1, 2021 through December 31, 2021 and the 2022 WMP for the period from January 1, 2022 through March 31, 2022. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period from January 1, 2020 through March 31, 2022. Noncurrent balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Represents costs from routine vegetation management and EVM activities previously recorded in the FRMMA/WMPMA, and tree mortality and fire risk reduction work previously recorded in CEMA for the period from January 1, 2020 through March 31, 2022. Recovery of VMBA costs above 120% of adopted revenue requirements is subject to CPUC review and approval.
(12) On April 16, 2020, the CPUC passed a resolution that established the CPPMA to recover costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential and small business customers. The CPPMA applies only to certain residential and small business customers and was approved on July 27, 2020 with an effective date of March 4, 2020. As of March 31, 2022, the Utility had recorded an under-collection of $28 million, representing incremental bad debt expense over what was collected in rates for the period the CPPMA was in effect. The remaining $20 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2021, the Utility had recorded an under-collection of $30 million, representing incremental bad debt expense over what was collected in rates for the period the CPPMA was in effect. The remaining $19 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.

(13) Includes costs associated with temporary generation, infrastructure upgrades, and community grid enablement programs associated with the implementation of microgrids. Amounts incurred are subject to CPUC review and approval.
(14) Includes costs associated with long-term debt financing deemed recoverable under ASC 980. Noncurrent balance represents costs to be recovered more than twelve months from the current date and includes the following costs: hedging costs and exit financing fees for the Utility’s exit from bankruptcy in 2004 and PG&E Corporation’s and the Utility’s exit from bankruptcy in 2020; unamortized issuance costs, premiums and discounts related to pre-petition debt; AB1054 bond issuance costs; and debt CPUC fees. These costs and their amortization period are reviewable and approved in the Utility’s Cost of Capital or other regulatory filings.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2022	December 31, 2021
Cost of removal obligations (1)	$7,431	$7,306
Recoveries in excess of AROs (2)	154	388
Public purpose programs (3)	1,043	946
Employee benefit plans (4)	1,234	1,229
Transmission tower wireless licenses (5)	442	446
SFGO sale (6)	323	343
Other	936	1,341
Total long-term regulatory liabilities	$11,563	$11,999

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets.
(2) Represents the cumulative differences between ARO expenses and amounts collected in rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are placed in nuclear decommissioning trusts.  This regulatory liability also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  See Note 9 below.
(3) Represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.
(4) Represents cumulative differences between incurred costs and amounts collected in rates for post-retirement medical, post-retirement life and long-term disability plans.
(5) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers. Of the $442 million, $307 million and $135 million will be refunded to FERC and CPUC jurisdiction customers, respectively. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.
(6) Represents the noncurrent portion of the net gain on the sale of the SFGO, which closed on September 17, 2021, that is being distributed to customers over a five-year period, beginning in 2022.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	March 31, 2022	December 31, 2021
Electric distribution	$850	$—
Energy procurement	505	310
Public purpose programs	345	321
Fire hazard prevention memorandum account	20	50
Fire risk mitigation memorandum account	5	14
Wildfire mitigation plan memorandum account	27	67
Wildfire mitigation balancing account	9	91
General rate case memorandum accounts	351	468
Vegetation management balancing account	305	127
Insurance premium costs	95	605
Wildfire expense memorandum account	—	440
Residential uncollectibles balancing accounts	104	127
Catastrophic event memorandum account	287	—
Other	262	379
Total regulatory balancing accounts receivable	$3,165	$2,999

	Balance at
(in millions)	March 31, 2022	December 31, 2021
Electric distribution	$—	$121
Electric transmission	132	24
Gas distribution and transmission	113	83
Energy procurement	224	211
Public purpose programs	286	259
Nuclear decommissioning adjustment mechanism	106	137
Other	815	286
Total regulatory balancing accounts payable	$1,676	$1,121

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

NOTE 5: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of March 31, 2022:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2026	$4,000	(1)	$1,555	$750	$1,695
Utility Receivables Securitization Program (2)	September 2023	1,000	(3)	1,000	—	—	(3)
PG&E Corporation revolving credit facility	June 2024	500		—	—	500
Total credit facilities		$5,500		$2,555	$750	$2,195

(1) Includes a $1.5 billion letter of credit sublimit.
(2) For more information on the Receivables Securitization Program, see “Variable Interest Entities” in Note 3 above.
(3) The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit (which was $1.0 billion as of March 31, 2022) and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program. As of March 31, 2022, the Receivables Securitization Program had a maximum borrowing base of $1.0 billion and was fully drawn. As of April 25, 2022, the Receivables Securitization Program had a maximum borrowing base of $715 million and was fully drawn.

On March 31, 2022, the Utility prepaid in full the remaining portion of the 18-month tranche loans pursuant to an existing term loan credit agreement (the “2020 Utility Term Loan Credit Agreement”), in a principal amount equal to $298 million. As a result of such prepayment, the 2020 Utility Term Loan Credit Agreement was terminated and is no longer outstanding.

On April 4, 2022, the Utility entered into a term loan credit agreement (the “2022A Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $500 million (the “364-Day 2022A Tranche Loans”). The 364-Day 2022A Tranche Loans have a maturity date of April 3, 2023 and bear interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022A Tranche Loans on April 4, 2022.

On April 20, 2022, the Utility entered into a term loan credit agreement (the “2022B Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $125 million (the “364-Day 2022B Tranche Loans”) and two-year tranche loans in the aggregate principal amount of $400 million (the “2-Year 2022B Tranche Loans”). The 364-Day 2022B Tranche Loans have a maturity date of April 19, 2023 and the 2-Year 2022B Tranche Loans have a maturity date of April 19, 2024. The 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans bear interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans on April 20, 2022.

On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion.

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

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to finance, using securitization, $7.5 billion of 2017 wildfire claims costs and create a corresponding customer credit trust that is designed to not impact amounts billed to customers, with the proceeds of the securitization used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. In connection with the proposed transaction, the Utility would retire $6.0 billion of Utility debt. On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. In addition, on May 11, 2021, the CPUC issued a financing order authorizing the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to finance, using securitization, the $7.5 billion of claims associated with the 2017 Northern California wildfires. On February 28, 2022, the decision finding $7.5 billion of stress test costs eligible for securitization and the financing order authorizing the issuance of up to $7.5 billion of recovery bonds became final and non-appealable. The financing order authorized the issuance of bonds through the end of 2022. The number of bond series and tranches that can be issued in 2022, the size of those series and tranches, and whether sufficient market capacity exists for the full authorized amount of bonds in calendar year 2022 remain uncertain.

Long-Term Debt Issuances and Redemptions

Utility

On February 18, 2022, the Utility completed the sale of (i) $1 billion aggregate principal amount of 3.25% First Mortgage Bonds due 2024, (ii) $400 million aggregate principal amount of 4.20% First Mortgage Bonds due 2029, (iii) $450 million aggregate principal amount of 4.40% First Mortgage Bonds due 2032 and (iv) $550 million aggregate principal amount of 5.25% First Mortgage Bonds due 2052. The proceeds were used for the prepayment of a portion of the 18-month tranche loans pursuant to the 2020 Utility Term Loan Credit Agreement, in an amount equal to $1.0 billion, and for general corporate purposes.

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

During the quarter ended March 31, 2022, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement. As of March 31, 2022, there was $400 million available under PG&E Corporation’s at the market equity distribution program for future offerings.

Ownership Restrictions in PG&E Corporation’s Amended Articles

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations (which could limit PG&E Corporation or the Utility’s ability to use these DTAs to offset taxable income). In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). The Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation.

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,465,220,279 shares outstanding as of April 21, 2022, only 1,609,733,099 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of April 21, 2022, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of April 21, 2022 was 3.10% of the outstanding shares. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. The Fire Victim Trust’s sale of 40,000,000 shares of PG&E Corporation common stock on January 31, 2022 resulted in a tax benefit of $135 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2022. As of April 21, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 100,000,000 shares of PG&E Corporation common stock.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Dividends

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, beginning the fourth quarter of 2017, as well as the Utility’s preferred stock, beginning the three-month period ending January 31, 2018.

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, payable on May 13, 2022, to holders of record on April 29, 2022 and declared a dividend on the Utility’s preferred stock totaling $3.5 million that will be accrued during the three-month period ending April 30, 2022, payable on May 15, 2022, to holders of record on April 29, 2022. It is uncertain when PG&E Corporation and the Utility will commence the payment of dividends on their common stock.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Income available for common shareholders	$475	$120
Weighted average common shares outstanding, basic	1,986	1,985
Add incremental shares from assumed conversions:
Employee share-based compensation	8	5
Equity Units	140	141
Weighted average common shares outstanding, diluted	2,134	2,131
Total income per common share, diluted	$0.22	$0.06

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

Derivatives are presented in the Utility’s Condensed Consolidated Balance Sheets and recorded at fair value and on a net basis in accordance with master netting arrangements for each counterparty. The fair value of derivative instruments is further offset by cash collateral paid or received where the right of offset and the intention to offset exist.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2022	December 31, 2021
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	187,529,848	173,361,635
	Options	7,450,000	14,420,000
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	11,155,427	10,283,639
	Options	543,600	288,000
	Congestion Revenue Rights (3)	235,009,420	239,857,610

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of March 31, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$76	$(5)	$49	$120
Other noncurrent assets – other	165	—	—	165
Current liabilities – other	(61)	5	20	(36)
Noncurrent liabilities – other	(213)	—	—	(213)
Total commodity risk	$(33)	$—	$69	$36

As of December 31, 2021, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$58	$(9)	$152	$201
Other noncurrent assets – other	169	—	—	169
Current liabilities – other	(53)	9	18	(26)
Noncurrent liabilities – other	(216)	—	—	(216)
Total commodity risk	$(42)	$—	$170	$128

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of March 31, 2022, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$245	$—	$—	$—	$245
Nuclear decommissioning trusts
Short-term investments	73	—	—	—	73
Global equity securities	2,297	—	—	—	2,297
Fixed-income securities	1,135	831	—	—	1,966
Assets measured at NAV	—	—	—	—	30
Total nuclear decommissioning trusts (2)	3,505	831	—	—	4,366
Price risk management instruments (Note 8)
Electricity	—	27	209	4	240
Gas	—	5	—	40	45
Total price risk management instruments	—	32	209	44	285
Rabbi trusts
Fixed-income securities	—	99	—	—	99
Life insurance contracts	—	73	—	—	73
Total rabbi trusts	—	172	—	—	172
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	145
Total long-term disability trust	6	—	—	—	151
TOTAL ASSETS	$3,756	$1,035	$209	$44	$5,219
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$30	$233	$(16)	$247
Gas	—	11	—	(9)	2
TOTAL LIABILITIES	$—	$41	$233	$(25)	$249

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $731 million primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$289	$—	$—	$—	$289
Nuclear decommissioning trusts
Short-term investments	22	—	—	—	22
Global equity securities	2,504	—	—	—	2,504
Fixed-income securities	1,158	866	—	—	2,024
Assets measured at NAV	—	—	—	—	31
Total nuclear decommissioning trusts (2)	3,684	866	—	—	4,581
Price risk management instruments (Note 8)
Electricity	—	9	214	6	229
Gas	—	4	—	137	141
Total price risk management instruments	—	13	214	143	370
Rabbi trusts
Fixed-income securities	—	104	—	—	104
Life insurance contracts	—	76	—	—	76
Total rabbi trusts	—	180	—	—	180
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	132
Total long-term disability trust	6	—	—	—	138
TOTAL ASSETS	$3,979	$1,059	$214	$143	$5,558
Liabilities:
Price risk management instruments (Note 8)
Electricity	—	11	248	(24)	235
Gas	—	10	—	(3)	7
TOTAL LIABILITIES	$—	$21	$248	$(27)	$242

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $783 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three months ended March 31, 2022 and 2021.

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

Significant increases or decreases in any of those inputs would result in a significantly higher or lower fair value, respectively.  All reasonable costs related to Level 3 instruments are expected to be recoverable through rates; therefore, there is no impact to net income resulting from changes in the fair value of these instruments.  See Note 8 above.

	Fair Value at
(in millions)	At March 31, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$180	$95	Market approach	CRR auction prices	$ (2,265.69) - 2,265.94 / 0.41
Power purchase agreements	$29	$138	Discounted cash flow	Forward prices	$ (6.75) - 247.15 / 50.98

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2021		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$188	$93	Market approach	CRR auction prices	$ (40.77) - 2,265.94 / 0.40
Power purchase agreements	$26	$155	Discounted cash flow	Forward prices	$ (7.97) - 256.20 / 47.17

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2022 and 2021, respectively:

	Price Risk Management Instruments
(in millions)	2022	2021
Liability balance as of January 1	$(34)	$(72)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	10	(22)
Liability balance as of March 31	$(24)	$(94)

(1) The costs related to price risk management activities are fully passed through to customers in rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of March 31, 2022 and December 31, 2021, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2022		At December 31, 2021
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation	$4,618	$4,610	$4,619	$4,796
Utility	32,704	30,702	31,816	35,803

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2022
Nuclear decommissioning trusts
Short-term investments	$73	$—	$—	$73
Global equity securities	468	1,876	(17)	2,327
Fixed-income securities	2,005	38	(77)	1,966
Total (1)	$2,546	$1,914	$(94)	$4,366
As of December 31, 2021
Nuclear decommissioning trusts
Short-term investments	$22	$—	$—	$22
Global equity securities	479	2,066	(10)	2,535
Fixed-income securities	1,938	98	(12)	2,024
Total (1)	$2,439	$2,164	$(22)	$4,581

(1) Represents amounts before deducting $731 million and $783 million as of March 31, 2022 and December 31, 2021, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2022
Less than 1 year	$8
1–5 years	611
5–10 years	458
More than 10 years	889
Total maturities of fixed-income securities	$1,966

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2022	2021
Proceeds from sales and maturities of nuclear decommissioning investments	$421	$551
Gross realized gains on securities	56	55
Gross realized losses on securities	(7)	(13)

NOTE 10: WILDFIRE-RELATED CONTINGENCIES

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

Criminal charges have been filed against the Utility in connection with the 2020 Zogg fire. Under California law (including Penal Code section 1202.4), if the Utility were convicted of any of the charges, the sentencing court must order the Utility to “make restitution to the victim or victims in an amount established by court order” that is “sufficient to fully reimburse the victim or victims for every determined economic loss incurred as the result of” the Utility’s underlying conduct, in addition to interest and the victim’s or victims’ attorneys’ fees. This requirement for full reimbursement of economic loss is not waivable by either the government or the victims and is not offset by any compensation that the victims have received or may receive from their insurance carriers. If convicted of any of the charges, the Utility could be subject to fines, penalties, and restitution to victims for their economic losses (including property damage, medical and mental health expenses, lost wages, lost profits, attorneys’ fees and interest), as well as non-monetary remedies such as oversight requirements. In the event that the Utility were convicted of certain charges in connection with the 2020 Zogg fire, the Utility currently believes that, depending on which charges it were to be convicted of, its total losses associated with the fire would materially exceed the accrued estimated liabilities that PG&E Corporation and the Utility have recorded to reflect the lower end of the range of the reasonably estimable range of losses. The Utility is currently unable to determine a reasonable estimate of the amount of such additional losses. The Utility does not expect that any of its liability insurance would be available to cover restitution payments ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire.

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

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of loss could be greater than the accrued estimated amounts but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility and the outcome of the criminal proceeding initiated against the Utility in connection with the 2020 Zogg fire and three other fires in Shasta County, California. If the liability for wildfires were to exceed $1.0 billion in the aggregate in any Coverage Year, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 to satisfy settled or finally adjudicated eligible claims in excess of such amount, except that claims related to the 2019 Kincade fire would be subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire or the relevant district attorney’s office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damages and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

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

On April 6, 2021, the Sonoma County District Attorney’s Office (“the Sonoma D.A.”) filed the Kincade Complaint charging the Utility with five felonies and 28 misdemeanors related to the 2019 Kincade fire. On April 6, 2021, PG&E Corporation announced that it disputed the charges in the Kincade Complaint. It further announced that it would accept Cal Fire’s finding that a Utility transmission line caused the 2019 Kincade fire. On May 11, 2021, the Utility filed a demurrer to 25 of the 33 counts contained in the Kincade Complaint. At a hearing on September 9, 2021, the Sonoma County Superior Court overruled the demurrer. On January 28, 2022, the Sonoma D.A. filed the Kincade Amended Complaint, which replaced two felonies with five different felonies and dropped six misdemeanor counts. On April 8, 2022, the Utility and the Sonoma D.A. filed a civil stipulated judgment to resolve the criminal prosecution of the Utility in connection with the 2019 Kincade fire (the “Kincade Stipulation”) without the Utility admitting any liability. Subject to the terms and conditions of the Kincade Stipulation, the Utility will pay a total of $20.25 million, which will not be recoverable through rates. Pursuant to the Kincade Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving Sonoma County; (ii) take certain wildfire mitigation actions consistent with its WMP; and (iii) engage an independent compliance monitor for at least five years to monitor the Utility’s compliance with certain commitments under the Kincade Stipulation, including its commitments to carry out vegetation management and equipment inspections in Sonoma County consistent with its WMP. After the Kincade Stipulation was entered by the Sonoma County Superior Court, the Sonoma D.A. moved to dismiss the Kincade Amended Complaint with prejudice, and the court granted the motion. As of March 31, 2022, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflected $20.25 million within Other current liabilities in connection with the Kincade Stipulation.

On December 2, 2021, the CPUC approved a settlement between the SED and the Utility (the “Kincade SED Settlement”). The Kincade SED Settlement resolves SED’s investigation into the 2019 Kincade fire and provides for the removal of approximately 70 transmission lines or portions of lines that are no longer in service and are de-energized but have not been removed as required by CPUC rules. The Kincade SED Settlement provides that the Utility (i) will pay $40 million to California’s General Fund; (ii) will remove permanently abandoned transmission lines over a ten-year period; and (iii) must incur $85 million of the costs of such work by December 31, 2024, and it may not seek recovery of this $85 million of costs. SED agreed to refrain from instituting enforcement proceedings against the Utility for not having removed the lines previously. The Kincade SED Settlement states that it does not constitute an admission by the Utility of violations of GOs or statutory requirements. As of March 31, 2022, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflected $40 million within Other current liabilities in connection with the Kincade SED Settlement. For the $85 million of cost of removal that the Utility will not seek recovery, the Utility recorded such disallowances in the first quarter of 2022 upon identification of the facilities to be removed. On January 10, 2022, TURN filed an application for rehearing of the Kincade SED Settlement. On January 25, 2022, the Utility filed an opposition to the application for rehearing. On April 21, 2022, the CPUC granted TURN’s application for the limited purpose of requiring SED to include in the decision approving the settlement an analysis of the appropriate penalty using the CPUC’s methodology and denied TURN’s application in all other respects.

As of April 21, 2022, PG&E Corporation and the Utility are aware of approximately 103 complaints on behalf of at least 2,656 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. In addition, on January 5, 2022, Cal Fire filed a complaint in the coordinated proceeding seeking to recover approximately $90 million for fire suppression and other costs incurred in connection with the 2019 Kincade fire. PG&E Corporation and the Utility filed an answer to Cal Fire’s complaint on February 4, 2022. Following a November 5, 2021 hearing, the San Francisco County Superior Court set a trial date of November 7, 2022.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $800 million as of December 31, 2021 (before available insurance). The aggregate liability remained unchanged as of March 31, 2022.

The Utility’s accrued estimated losses do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility (other than as described above), (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2019 Kincade fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$769
Accrued Losses	—
Payments	(4)
Balance at March 31, 2022	$765

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of March 31, 2022, the Utility recorded an insurance receivable for the full amount of the $430 million.

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

On September 24, 2021, the Shasta County District Attorney’s Office filed the Zogg Complaint charging the Utility with 11 felonies and 20 misdemeanors related to the 2020 Zogg fire, the 2020 Daniel fire, the 2020 Ponder fire, and the 2021 Woody fire. On September 24, 2021, PG&E Corporation and the Utility announced that they disputed the charges in the Zogg Complaint. They further announced that they would accept Cal Fire’s finding that a Utility electric line caused the 2020 Zogg fire, even though PG&E Corporation and the Utility did not have access to all of the evidence that Cal Fire gathered. On November 18, 2021, the Utility filed a demurrer to 10 of the 31 counts contained in the Zogg Complaint. A hearing on the demurrer is set for May 2, 2022 in Shasta County Superior Court.

Various other entities, which may include other law enforcement agencies, may also be investigating the fire. It is uncertain when any such investigations will be complete.

As of April 21, 2022, PG&E Corporation and the Utility are aware of approximately 23 complaints on behalf of at least 449 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The trial is set for February 6, 2023. In addition, on March 18, 2022, Cal Fire filed a complaint in the coordinated proceeding seeking to recover approximately $34.5 million for fire suppression and other costs incurred in connection with the 2020 Zogg fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $375 million as of December 31, 2021 (before available insurance). The aggregate liability remained unchanged as of March 31, 2022.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2020 Zogg fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$211
Accrued Losses	—
Payments	(34)
Balance at March 31, 2022	$177

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of March 31, 2022, the Utility recorded an insurance receivable for $338 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $375 million probable loss estimate less an initial self-insured retention of $60 million, plus $23 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

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

The District Attorneys’ Offices of Butte County, Plumas County, Shasta County, Lassen County and Tehama County (the “North State Counties”), as well as the SED and OEIS, have been investigating the fire; various other entities, which may include other state and federal law enforcement agencies, may also be investigating the fire. The United States Attorney’s Office for the Eastern District of California issued a subpoena for documents as well. PG&E Corporation and the Utility are cooperating with the investigations. Except for the investigation by the District Attorneys of the North State Counties, it is uncertain when any other such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2021 Dixie fire. This investigation is ongoing, and PG&E Corporation and the Utility do not have access to all of the evidence in the possession of Cal Fire or other third parties.

On April 11, 2022, the Utility and the District Attorneys of the North State Counties filed a civil stipulated judgment to permanently resolve any potential state criminal prosecution of the Utility in connection with the 2021 Dixie fire (the “Dixie Stipulation”) without the Utility admitting any liability, and the Court entered the Judgment on that same date. Subject to the terms and conditions of the Dixie Stipulation, the Utility will pay a total of $34.75 million, which will not be recoverable through rates. Pursuant to the Dixie Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving the North State Counties; (ii) take certain other wildfire mitigation actions consistent with its WMP; (iii) engage an independent compliance monitor for five years to monitor the Utility’s compliance with certain commitments under the Dixie Stipulation, including its commitments to carry out vegetation management and equipment inspections in the North State Counties consistent with its WMP; (iv) take good faith steps to initiate mediations with certain commercial timber landowners; and (v) initiate an expedited compensation program under which individuals whose homes, including mobile homes, were destroyed by the 2021 Dixie fire can submit an electronic claim form and supporting documentation, and the Utility will make them an offer to resolve their loss based on an objective, pre-determined valuation framework. The Dixie Stipulation also permanently resolved any potential state criminal prosecution of the Utility in connection with the 2021 Fly fire, which merged with the 2021 Dixie fire. As of March 31, 2022, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflected $34.75 million within Other current liabilities in connection with the Dixie Stipulation.

As of April 21, 2022, PG&E Corporation and the Utility are aware of approximately 32 complaints on behalf of at least 1,122 plaintiffs related to the 2021 Dixie fire and expect that they may receive further such complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.15 billion as of the year ended December 31, 2021 (before available recoveries). The aggregate liability remained unchanged as of March 31, 2022.

The Utility’s accrued estimated losses do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility (other than as described above), (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

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

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of March 31, 2022, the Utility recorded an insurance receivable of $562 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $338 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of March 31, 2022, the Utility recorded a Wildfire Fund receivable of $150 million for probable recoveries in connection with the 2021 Dixie fire. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $102 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $350 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA. An immaterial increase was recorded in the first quarter of 2022.

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

Total probable recoveries for the 2021 Dixie fire as of March 31, 2022 are:

Potential Recovery Source (in millions)	2021 Dixie fire
Insurance	$562
FERC TO rates	102
WEMA	350
Wildfire Fund	150
Probable recoveries at March 31, 2022	$1,164

The Utility could be subject to significant liability in connection with these wildfire events. If such liability is not recoverable from insurance or the other mechanisms described herein, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

Insurance Coverage

In April 2022, the Utility purchased approximately $340 million in wildfire liability insurance coverage for the period from April 1, 2022 to April 1, 2023, at a cost of approximately $263 million. Additionally, the Utility purchased approximately $600 million in existing wildfire liability insurance in August 2021 for the period from August 1, 2021 to August 1, 2022, which is scheduled to renew in August 2022 for an additional coverage period of August 1, 2022 to August 1, 2023, at a cost of approximately $516 million. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million.

In April 2022, the Utility purchased approximately $725 million in non-wildfire liability coverage for the period from April 1, 2022 to April 1, 2023 at a cost of approximately $154 million. The Utility’s non-wildfire liability insurance is subject to an initial self-insured retention of $10 million.

Various coverage limitations applicable to different insurance layers could result in material uninsured costs in the future depending on the amount and type of damages resulting from covered events.

In the Utility’s 2020 GRC proceeding, the CPUC also approved a settlement agreement provision that allows the Utility to recover annual insurance costs for up to $1.4 billion in excess liability insurance coverage. For more information about the RTBA, see Note 4 above.

Insurance Receivable

Through March 31, 2022, PG&E Corporation and the Utility recorded $430 million for probable insurance recoveries in connection with the 2019 Kincade fire, $338 million for probable insurance recoveries in connection with the 2020 Zogg fire, and $562 million for probable insurance recoveries in connection with the 2021 Dixie fire. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2021	$563	$270	$414	$1,247
Accrued insurance recoveries (1)	(1)	1	—	—
Reimbursements (2)	—	(43)	—	(43)
Balance at March 31, 2022	$562	$228	$414	$1,204

(1) During the first quarter of 2022, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase for the 2020 Zogg fire for $1 million.
(2) On April 20, 2022, the Utility received $28 million of insurance reimbursements related to the 2020 Zogg fire.

Regulatory Recovery

FERC TO rates

The Utility recognizes income and reduces its regulatory liability for potential refund through the FERC TO formula rate in future rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire, for the quarter ended March 31, 2022, the Utility recorded a $102 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims and outside legal costs plus incremental insurance premium costs above what is being recovered through rates. For the quarter ended March 31, 2022, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire were determined to be probable of recovery and the Utility recorded a $350 million regulatory asset in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of March 31, 2022 reflects an expectation that the Coverage Year will be based on the calendar year with coverage limited to the 2021 Dixie Fire. For 2022, PG&E Corporation and the Utility have elected a Coverage Year that commences on January 1, 2022 at 12:01 a.m. Pacific Time and ends on December 31, 2022 at 12:00 a.m. Pacific Time.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery applying the prudency standard in AB 1054, not to be just and reasonable, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $3.0 billion based on its 2022 equity rate base, and is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund. The Utility expects that the same prudency standard would also be applied in any CPUC review of an application filed by the Utility seeking recovery of costs recorded to the WEMA.

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

As of March 31, 2022, PG&E Corporation and the Utility recorded $150 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information see Note 3 above.

Wildfire-Related Derivative Litigation

Two purported derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants certain then-current and former members of the boards of directors and certain then-current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility were named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018 and denominated In Re California North Bay Fire Derivative Litigation (now re-captioned Trotter v. Williams et al.). On April 13, 2018, the plaintiffs filed a consolidated complaint. After the parties reached an agreement regarding a stay of the derivative proceeding pending resolution of the tort actions related to the 2017 Northern California wildfires and any regulatory proceeding relating to the 2017 Northern California wildfires, on April 24, 2018, the court entered a stipulation and order to stay. On January 28, 2019, the plaintiffs filed a request to lift the stay for the purposes of amending their complaint to add allegations regarding the 2018 Camp fire. Prior to resolution of the plaintiffs’ request to lift the stay, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of the Chapter 11 Cases. PG&E Corporation’s and the Utility’s rights with respect to PG&E Corporation’s and the Utility’s claims, if any, directly or indirectly related to any of the Fires (as defined in the Plan) against former officers and directors of PG&E Corporation and the Utility were assigned to the Fire Victim Trust under the Plan (the “Fire Victim Trust D&O Claims”). Any such recovery is limited to the extent of any Side B director and officer insurance policy proceeds paid by any insurance carrier on behalf of PG&E Corporation or the Utility for amounts owed pursuant to their indemnification obligations in connection with such causes of action. On March 8, 2021, the court granted a stipulation by the parties to substitute the trustee for the Fire Victim Trust as the plaintiff.

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

On February 24, 2021, the trustee filed an amended complaint in the Trotter v. Chew action, asserting two direct claims for breach of fiduciary duty against certain of PG&E Corporation’s and the Utility’s former directors and officers. Neither PG&E Corporation nor the Utility is a party to the action. On March 30, 2021, the Trotter v. Chew and Trotter v. Williams actions were consolidated. On April 26, 2021, the defendants filed demurrers to the amended complaint. On November 8, 2021, the court entered an order sustaining in part and overruling in part the demurrers. On November 18, 2021, the trustee filed a second amended complaint. On December 21, 2021, the defendants filed demurrers to the second amended complaint. On April 1, 2022, the court overruled the demurrers. On March 10, 2022, the defendants filed motions for summary judgment. A hearing on the motions for summary judgment is scheduled for June 24, 2022. Trial is set for August 1, 2022. On April 5, 2022, the Fire Victim Trust made an offer to compromise to at least one of the defendants for $125 million, which if accepted, would include releases of all defendants.

On January 25, 2019, a separate purported derivative lawsuit, entitled Hagberg v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. On March 30, 2022, the plaintiff filed a request to dismiss this action.

As a result of the assignment of the above-described claims against the former directors and officers to the Fire Victim Trust pursuant to the Plan, any recovery based on these claims would be paid to the Fire Victim Trust. Any such recovery is limited to the extent of any Side B director and officer insurance policy proceeds paid by any insurance carrier on behalf of PG&E Corporation or the Utility for amounts owed pursuant to their indemnification obligations in connection with such claims.

Securities Class Action Litigation

Wildfire-Related Securities Class Action

In June 2018, two purported securities class actions were filed in the District Court, naming PG&E Corporation and certain of its then-current and former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al., respectively. The complaints alleged material misrepresentations and omissions in various PG&E Corporation public disclosures related to, among other things, vegetation management and other issues connected to the 2017 Northern California wildfires. The complaints asserted claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, interest, attorneys’ fees and other costs. Both complaints identified a proposed class period of April 29, 2015 to June 8, 2018. On September 10, 2018, the court consolidated both cases, and the litigation is now denominated In re PG&E Corporation Securities Litigation, U.S. District Court for the Northern District of California, Case No. 18-03509. The court also appointed PERA as lead plaintiff. PERA filed a consolidated amended complaint on November 9, 2018. On December 14, 2018, PERA filed a second amended consolidated complaint to add allegations regarding the 2018 Camp fire, including allegations regarding transmission line safety and the PSPS program.

Due to the commencement of the Chapter 11 Cases, the proceedings were automatically stayed as to PG&E Corporation and the Utility.

On February 22, 2019, a third purported securities class action was filed in the District Court, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint named as defendants certain then-current and former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint asserted claims under Section 11 of the Securities Act of 1933 based on alleged material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

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

Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process

PG&E Corporation and the Utility intend to resolve claims filed in the bankruptcy relating to, among others, the three purported securities class actions (described above) that have been consolidated and denominated In re PG&E Corporation Securities Litigation, U.S. District Court for the Northern District of California, Case No. 18-03509, pursuant to the Plan. As described above, these claims consist of pre-petition claims under the federal securities laws related to, among other things, allegedly misleading statements or omissions with respect to vegetation management and wildfire safety disclosures, and are classified into separate categories under the Plan, each of which is subject to subordination under the Bankruptcy Code. The first category of claims consists of pre-petition claims arising from or related to the common stock of PG&E Corporation (such claims, with certain other similar claims against PG&E Corporation, the “HoldCo Rescission or Damage Claims”). The second category of pre-petition claims, which comprises two separate classes under the Plan, consists of claims arising from debt securities issued by PG&E Corporation and the Utility (such claims, with certain other similar claims against PG&E Corporation and the Utility, the “Subordinated Debt Claims,” and together with the HoldCo Rescission or Damage Claims, the “Subordinated Claims”).

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

PG&E Corporation and the Utility have been engaged in settlement efforts with respect to the Subordinated Claims. If any of the Subordinated Claims are ultimately not settled, PG&E Corporation and the Utility expect that those Subordinated Claims will be resolved by the Bankruptcy Court in the claims reconciliation process and treated as described above under the Plan. Under the Plan, after the Emergence Date, PG&E Corporation and the Utility have the authority to compromise, settle, object to, or otherwise resolve proofs of claim, and the Bankruptcy Court retains jurisdiction to hear disputes arising in connection with disputed claims. With respect to the Subordinated Claims, the claims reconciliation process may include litigation of the merits of such claims, including the filing of motions, fact discovery, and expert discovery. The total number and amount of allowed Subordinated Claims, if any, was not determined at the Emergence Date. To the extent any such claims are allowed, the total amount of such claims could be material, and therefore could result in (a) the issuance of a material number of shares of common stock of PG&E Corporation with respect to allowed HoldCo Rescission or Damage Claims, or (b) the payment of a material amount of cash with respect to allowed Subordinated Debt Claims. There can be no assurance that such claims will not have a material adverse impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Further, if shares are issued in respect of allowed HoldCo Rescission or Damage Claims, it may be determined that, under the Plan, the Fire Victim Trust should receive additional shares of common stock of PG&E Corporation such that it would have owned 22.19% of the outstanding common stock of reorganized PG&E Corporation on the Emergence Date, assuming that such issuance of shares in satisfaction of the HoldCo Rescission or Damage Claims had occurred on the Emergence Date.

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit and on December 15, 2021, PERA filed its opening brief. On February 14, 2022 and February 17, 2022, the Official Committee of Tort Claimants appointed in the Chapter 11 Cases and both PG&E Corporation and the Utility filed their answering briefs, respectively. PERA’s appeal to the Ninth Circuit remains pending.

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

PG&E Corporation and the Utility have been working to resolve the Subordinated Claims in accordance with the procedures approved by the Bankruptcy Court, including by continuing to collect trading information from holders of Subordinated Claims. Also, pursuant to those procedures, PG&E Corporation and the Utility have filed numerous omnibus objections in the Bankruptcy Court to certain of the Subordinated Claims. The Bankruptcy Court has entered several orders disallowing and expunging Subordinated Claims that were subject to these omnibus objections, and certain Subordinated Claims subject to these omnibus objections remain pending. PG&E Corporation and the Utility expect to file additional omnibus objections with respect to certain of the Subordinated Claims and to continue to act under the procedures approved by the Bankruptcy Court to resolve the Subordinated Claims.

Indemnification Obligations and Directors’ and Officers’ Insurance Coverage

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations may extend to the claims asserted against certain directors and officers in the securities class actions and in the litigation matters enumerated above under the heading “Wildfire-Related Derivative Litigation.” PG&E Corporation and the Utility maintain directors’ and officers’ insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the litigation matters enumerated above under the headings “Wildfire-Related Securities Class Action” and “Wildfire-Related Derivative Litigation,” and are in arbitration with the carriers regarding, among other things, the applicability of one year of directors’ and officers’ insurance policies to those matters (the “Insurance Coverage Claims”). Recovery under the directors’ and officers’ insurance policies in one such litigation matter will impact the directors’ and officers’ insurance proceeds available in the other matters.

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

Wildfire-Related Securities Claims, Fire Victim Trust D&O Claims and Potential Insurance Recoveries

As described under the headings “Wildfire-Related Securities Class Action” and “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process”, PG&E Corporation and the Utility face certain wildfire-related securities claims related to the 2017 Northern California wildfires and other claims related to the 2018 Camp fire and the PSPS program in the Chapter 11 Cases (i.e., the Subordinated Claims), and certain former directors, current and former officers, and underwriters of certain note offerings face wildfire-related securities claims in the District Court action. These securities claims are collectively referred to in this section as the “Wildfire-Related Securities Claims”.

PG&E Corporation and the Utility believe that if a negotiated resolution can be achieved, it may take the form of a global negotiated resolution involving the Wildfire-Related Securities Claims, Fire Victim Trust D&O Claims, and the Insurance Coverage Claims. Any such global negotiated resolution would be subject to numerous conditions and contingent upon reaching agreement with representatives of holders of the Wildfire-Related Securities Claims, the Fire Victim Trust, and carriers of the director and officer insurance policies. In the event that a global negotiated resolution does not occur, some or all parties are expected to continue to litigate, and at least some of the amounts of PG&E Corporation’s and the Utility’s expected liabilities and insurance recoveries will remain uncertain.

Based on discussions with certain holders of Wildfire-Related Securities Claims, the Fire Victim Trust, and the carriers of the director and officer insurance policies, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the Wildfire-Related Securities Claims. There are numerous potential outcomes (including through litigation or a negotiated resolution) for resolving the Wildfire-Related Securities Claims, Fire Victim Trust D&O Claims, and the Insurance Coverage Claims, each of which may be dependent on (1) the outcomes of the others; (2) court approval; and (3) other factors, the likelihood of which cannot be forecasted. Accordingly, as of the date of this filing, PG&E Corporation and the Utility determined that the amount or range of such loss is not reasonably estimable. Therefore, as of March 31, 2022, PG&E Corporation and the Utility did not record a liability in connection with the Wildfire-Related Securities Claims.

PG&E Corporation and the Utility have insurance coverage that may be available with respect to the Wildfire-Related Securities Claims and the Fire Victim Trust D&O Claims in an aggregate amount of up to $400 million. Insurance proceeds used to resolve the Wildfire-Related Securities Claims would reduce the amount available for the Fire Victim Trust D&O Claims by the same amount and vice versa.

PG&E Corporation and the Utility believe their losses related to the Wildfire-Related Securities Claims may be significant and could exceed the amount of insurance available to resolve those claims, after giving effect to any recovery by the Fire Victim Trust on the Fire Victim Trust D&O Claims.

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

On August 20, 2021, the Butte County Superior Court held a brief hearing on the status of restitution, which involves distribution of funds from the Fire Victim Trust. The Butte County Superior Court has since continued the hearing to October 7, 2022.

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

CPUC and FERC Matters

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

On December 17, 2020 and June 17, 2021, the FERC issued orders denying requests for rehearing submitted by the Utility and intervenors. In 2021, the Utility filed four appeals. The appeals related to two issues: (i) impact of the Tax Act on TO18 rates in January and February 2018 and (ii) aspects of the rehearing order other than the Tax Act. The appeals have been consolidated and are currently being held in abeyance until the FERC addresses the ROE issue on rehearing.

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the first quarter of 2022 by approximately $339 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $207 million to Regulatory assets.

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

On March 17, 2022, the FERC issued a further order in the TO18 rate case proceeding finding that 9.26% is the just and reasonable base ROE for the Utility. With the incentive component of 50-basis points for the Utility’s continuing participation in the CAISO, the resulting ROE would be 9.76%. As a result, the Utility increased its regulatory liabilities for amounts previously collected during the TO18 and TO19 rate case periods from March 2017 through the first quarter of 2022 by approximately $62.5 million. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding.

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

On March 17, 2022, the CPUC approved a settlement agreement authorizing the Utility to collect a total of $683 million plus interest for the 2018 CEMA application. As noted above, $373 million of the total amount has already been collected in interim rates. The interim rates became final and are no longer subject to refund. The remainder of the authorized revenue requirement that has yet to be collected will be amortized over a 12-month period, which the Utility expects to begin June 1, 2022.

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

On September 21, 2021, the Utility filed a motion with the CPUC seeking approval of a settlement agreement that would authorize the Utility to continue to recover an interim revenue requirement of $447 million over a 17-month amortization period, followed by an additional revenue requirement of $591 million over a 24-month amortization period. On April 7, 2022, the CPUC extended the statutory deadline for a PD in this matter to October 1, 2022.

2022 Cost of Capital Application

The Utility’s annual cost of capital adjustment mechanism provides that in any year in which the difference between (i) the average Moody’s utility bond rates (as measured in the 12-month period from October through September (the “Index”)) and (ii) 4.5% exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility is to initiate this adjustment mechanism by filing an advice letter on or before October 15 of the year in which the mechanism triggered, to become effective on January 1 of the next year.

On August 23, 2021, the Utility filed an off-cycle 2022 cost of capital application with the CPUC based on the extraordinary event of the COVID-19 pandemic and related government response, which has decreased interest rates but has not reduced the cost of capital for electric utilities in general, and the Utility in particular, to the same extent as the overall financial markets (the “2022 cost of capital application”). The 2022 cost of capital application requested that the CPUC authorize the Utility's cost of capital for its electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2022 for 2022, 2023, and 2024. The Utility requested that the CPUC approve the Utility’s proposed ratemaking capital structure, ROE, cost of preferred stock, and cost of debt. The Utility proposed to establish a cost of long-term debt of 4.14%, a return on preferred stock of 5.52%, a ROE of 11%, and to retain the existing capital structure. The Utility also concurrently filed a motion requesting that the revenue requirement for the 2022 cost of capital be recorded in memorandum accounts to be trued-up following a final decision in this proceeding.

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

On December 17, 2021, the CPUC issued a final decision authorizing the Utility’s request to establish memorandum accounts to track revenue requirement changes starting on January 1, 2022 and leaving the cost of capital rates at current levels, subject to true-up based on the CPUC’s decision on the 2022 cost of capital application. As of March 31, 2022, the Utility had not recorded a reserve for refunds related to these memorandum accounts.

On December 24, 2021, the CPUC issued a scoping memo in the 2022 cost of capital application limiting the scope of the Utility’s 2022 cost of capital application to the 2022 cost of capital only.

To set the 2022 cost of capital, the CPUC will consider (i) whether there are extraordinary circumstances that warrant a departure from the cost of capital mechanism for 2022; and (ii) if so, whether to leave the cost of capital components at pre-2022 levels for the year 2022, or open a second phase to consider alternative cost of capital proposals for the year 2022. The Utility’s position is that there are extraordinary circumstances that warrant a departure from the cost of capital mechanism for 2022 and that the CPUC should leave the cost of capital components at pre-2022 levels for 2022. Briefing concluded on March 25, 2022.

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

On July 31, 2020, the Utility filed an application seeking recovery of $416.3 million in 2015 to 2022 revenue associated with $512 million of recorded capital expenditures. On July 7, 2021, the Utility filed a joint motion to adopt a settlement agreement reached with the active parties in the proceeding. If approved by the CPUC, the settlement agreement would resolve all issues in this proceeding and would authorize a $356.3 million revenue requirement for the period of 2015 through 2022. Of this amount, $313.3 million of revenues for the period 2015 through 2021 would be amortized in rates over 60 months and $43 million associated with 2022 would be amortized in rates over 12 months through an annual gas true-up filing. Going forward, the as-yet undepreciated capital plant associated with this application would be included in test year 2023 rate base in the Utility’s consolidated 2023 GRC. No party submitted comments on the settlement.

The Utility is unable to determine the timing and outcome of this proceeding.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $85 million and $77 million as of March 31, 2022 and December 31, 2021, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

On March 30, 2020, the Bankruptcy Court granted a motion to dismiss this class action by the Utility because the plaintiff’s class action claims are preempted as a matter of law by the California Public Utilities Code. On April 3, 2020, the Bankruptcy Court entered an order dismissing the action without leave to amend.

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On February 28, 2022, the Ninth Circuit Court of Appeals entered an order certifying two questions of state law to the California Supreme Court.

The Utility is unable to determine the timing and outcome of this proceeding.

CZU Lightning Complex Fire Notices of Violation

Between November 2020 and January 2021, several governmental entities raised concerns regarding the Utility’s emergency response to the 2020 CZU Lightning Complex fire, including Cal Fire, the California Coastal Commission, the Central Coast Regional Water Quality Control Board, and Santa Cruz County Board of Supervisors alleging environmental, vegetation management, and unpermitted work violations. In the matter of Santa Cruz County’s complaint with the CPUC, the parties reached a settlement, and the CPUC dismissed the complaint on December 15, 2021. The Utility continues to work with the California Coastal Commission, Cal Fire, and the Central Coast Regional Water Quality Control Board to resolve any outstanding issues and to work with Santa Cruz County to implement the terms of the settlement agreement. Violations can result in penalties, remediation, and other relief.

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

	Balance at
(in millions)	March 31, 2022	December 31, 2021
Topock natural gas compressor station	$296	$299
Hinkley natural gas compressor station	121	123
Former MGP sites owned by the Utility or third parties (1)	662	667
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	112	104
Fossil fuel-fired generation facilities and sites (3)	70	70
Total environmental remediation liability	$1,261	$1,263

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

The Utility’s environmental remediation liability as of March 31, 2022, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of March 31, 2022, the Utility expected to recover $984 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $230 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSM, where 90% of the costs are recovered through rates.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $475 million if the extent of contamination or necessary remediation at currently identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSM, where 90% of the costs are recovered through rates.

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

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon. For Humboldt Bay Unit 3, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages. NEIL also provides coverage for damages caused by acts of terrorism at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $41 million.  If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $4 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. At December 31, 2021, the Utility had undiscounted future expected obligations of approximately $34 billion. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

Oakland Headquarters Lease

On October 23, 2020, the Utility and BA2 300 Lakeside LLC (“Landlord”), a wholly owned subsidiary of TMG Bay Area Investments II, LLC, entered into an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building to serve as the Utility’s principal administrative headquarters (the “Lease”). In connection with the Lease, the Utility also issued to Landlord (i) an option payment letter of credit in the amount of $75 million, and (ii) a lease security letter of credit in the amount of $75 million.

The term of the Lease began on April 8, 2022. The Lease term will expire in 34 years and 11 months after the commencement date, unless earlier terminated in accordance with the terms of the Lease. In addition to base rent, the Utility will be responsible for certain costs and charges specified in the Lease, including insurance costs, maintenance costs and taxes.

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

As of March 31, 2022, the Lease had no impact on PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation’s and the Utility’s primary market risk results from changes in energy commodity prices.  PG&E Corporation and the Utility engage in price risk management activities for non-trading purposes only.  Both PG&E Corporation and the Utility may engage in these price risk management activities using forward contracts, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates.  See the section above entitled “Risk Management Activities” in MD&A and in Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2022, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

Each of PG&E Corporation and the Utility has elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S- K unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1 million.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see the section of the 2021 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements.”

PG&E Corporation and the Utility could be liable for a failure to comply with privacy laws.

PG&E Corporation and the Utility collect and retain certain personal information of their customers, shareholders, and employees in connection with their business. Although PG&E Corporation and the Utility invest in risk management and information security measures, the personal information that they collect, as well as other commercially-sensitive data that they possess, could become compromised because of certain events, including a cyber incident, the insufficiency or failure of such measures, human error, the misappropriation of data, or the occurrence of any of the foregoing at any third party with which PG&E Corporation or the Utility has shared information. If any of these events were to transpire, it could subject PG&E Corporation and the Utility to financial liability.

PG&E Corporation and the Utility are subject to federal and state privacy laws, which grant consumers rights and protections, including, among other things, the ability to opt out of receiving certain communications and certain data sharing with third parties. Non-compliance with these privacy laws could result in the imposition of material fines on PG&E Corporation and the Utility, other regulatory exposure, significant litigation, and reputational harm, which could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2022, PG&E Corporation did not contribute any equity securities to the Utility. Also during the quarter ended March 31, 2022, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act.

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of March 31, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 40,000,000 shares of PG&E Corporation common stock.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2022, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding. During the quarter ended March 31, 2022, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement. The exchange was effected in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act. See “Tax Matters” in Part I, Item 2. MD&A above and “Share Exchange and Tax Matters Agreement” in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K for a detailed discussion of the exchange and the terms of the Share Exchange and Tax Matters Agreement, respectively.

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

4.1
Thirteenth Supplemental Indenture, dated as of February 18, 2022, relating to the Mortgage Bonds (as defined therein), between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of the Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 16, 2022 (File No. 1-2348), Exhibit 4.1)

4.2
Fourteenth Supplemental Indenture, dated as of April 4, 2022, relating to the collateral bond, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of collateral bond) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 4, 2022 (File No. 1-2348), Exhibit 4.1)

4.3
Fifteenth Supplemental Indenture, dated as of April 20, 2022, relating to the collateral bond, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of collateral bond) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 4.1)

10.1
Underwriting Agreement, dated February 16, 2022, by and among Pacific Gas and Electric Company, BofA Securities, Inc., J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Mizuho Securities LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 16, 2022 (File No. 1-2348), Exhibit 1.1)

10.2
Amendment No. 2 to Purchase and Sale Agreement, dated as of March 18, 2022, by and among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial servicer and originator, JPMorgan Chase Bank, N.A., as a committed lender and group agent, Jupiter Securitization Company LLC, as a conduit lender, Mizuho Bank, Ltd., as a committed lender and group agent, BNP Paribas, as a committed lender and group agent, Starbird Funding Corporation, as a conduit lender, Victory Receivables Corporation, as a conduit lender, and MUFG Bank, Ltd., as a committed lender, group agent and administrative agent

10.3
Amendment No. 3 to Purchase and Sale Agreement, dated as of April 20, 2022, by and among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial servicer and originator, JPMorgan Chase Bank, N.A., as a committed lender and group agent, Jupiter Securitization Company LLC, as a conduit lender, Mizuho Bank, Ltd., as a committed lender and group agent, BNP Paribas, as a committed lender and group agent, Starbird Funding Corporation, as a conduit lender, Victory Receivables Corporation, as a conduit lender, and MUFG Bank, Ltd., as a committed lender, group agent and administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.3)

10.4
Amendment No. 5 to Receivables Financing Agreement, dated as of March 18, 2022, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, as initial servicer and retention holder, JPMorgan Chase Bank, N.A., as a committed lender and group agent, Jupiter Securitization Company LLC, as a conduit lender, Mizuho Bank, Ltd., as a committed lender and group agent, BNP Paribas, as a committed lender and group agent, Starbird Funding Corporation, as a conduit lender, Victory Receivables Corporation, as a conduit lender, and MUFG Bank, Ltd., as a committed lender, group agent and administrative agent

10.5
Amendment No. 6 to Receivables Financing Agreement, dated as of April 20, 2022, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, as initial servicer and retention holder, JPMorgan Chase Bank, N.A., as a committed lender and group agent, Jupiter Securitization Company LLC, as a conduit lender, Mizuho Bank, Ltd., as a committed lender and group agent, BNP Paribas, as a committed lender and group agent, Starbird Funding Corporation, as a conduit lender, Victory Receivables Corporation, as a conduit lender, and MUFG Bank, Ltd., as a committed lender, group agent and administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.2)

10.6
Term Loan Credit Agreement, dated as of April 4, 2022, by and among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 4, 2022 (File No. 1-2348), Exhibit 10.1)

10.7
Term Loan Credit Agreement, dated as of April 20, 2022, by and among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.1)

10.8	*	Non-Annual Restricted Stock Unit Agreement between PG&E Corporation and Ajay Waghray, dated September 23, 2020

10.9	*	Form of Non-Annual Restricted Stock Unit Agreement under the PG&E Corporation 2021 Long-Term Incentive Plan

10.10	*	Form of Restricted Stock Unit Agreement under the PG&E Corporation 2021 Long-Term Incentive Plan

10.11	*	Form of Performance Share Award Agreement under the PG&E Corporation 2021 Long- Term Incentive

10.12	*	PG&E Corporation Short-Term Incentive Plan, effective January 19, 2021 (incorporated by reference to PG&E Corporation’s Form 8-K dated January 21, 2022 (File No. 1-12609) Exhibit 10.1)

10.13	*	PG&E Corporation 2012 Officer Severance Policy, as amended effective November 1, 2021

10.14	*	PG&E Corporation 2010 Executive Stock Ownership Guidelines, as amended effective as of January 1, 2022

10.15	*	PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan (as amended effective as of January 1, 2022)

10.16	*	PG&E Corporation 2005 Supplemental Retirement Savings Plan (as amended effective as of January 1, 2022)

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: April 28, 2022