Form 10-Q
period 2022-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2022-07-28
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				June 30, 2022
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 21, 2022:
PG&E Corporation:	2,465,411,810*
Pacific Gas and Electric Company:	264,374,809

*Includes 377,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 100,000,000 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
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
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
NOTE 2: BANKRUPTCY FILING
NOTE 3: SIGNIFICANT ACCOUNTING POLICIES
NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 5: DEBT
NOTE 6: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 7: EQUITY
NOTE 8: EARNINGS PER SHARE
NOTE 9: DERIVATIVES
NOTE 10: FAIR VALUE MEASUREMENTS
NOTE 11: WILDFIRE-RELATED CONTINGENCIES
NOTE 12: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
RISK FACTORS	Part II, Item 1A

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2
EXHIBITS	Part II, Item 6
SIGNATURES

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2021 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2021
Form 10-Q	PG&E Corporation’s and Utility’s joint Quarterly Report on Form 10-Q for the period ended June 30, 2022
AB	Assembly Bill
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CAPP	California Arrearage Payment Program
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020 with the Bankruptcy Court
CHT	Customer Harm Threshold
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
D&O Insurance	directors’ and officers’ liability insurance
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DTSC	Department of Toxic Substances Control
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
EVM	enhanced vegetation management
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be funded
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GRC	general rate case
GT&S	gas transmission and storage
HSMA	hazardous substance memorandum account
IRC	Internal Revenue Code
IOUs	investor-owned utility(ies)

Kincade Amended Complaint	The amended criminal complaint filed by the Sonoma County District Attorney’s Office on January 28, 2022 in connection with the 2019 Kincade fire
Kincade Complaint	The criminal complaint filed by the Sonoma County District Attorney’s Office on April 6, 2021 in connection with the 2019 Kincade fire
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGMA	Microgrids Memorandum Account
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
OIR	order instituting rulemaking
PD	proposed decision
PERA	Public Employees Retirement Association
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan
PSPS	Public Safety Power Shutoff
RA	Resource Adequacy
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SOFR	Secured Overnight Financing Rate
SPV	PG&E AR Facility, LLC
Tax Act	Tax Cuts and Jobs Act of 2017
TO	transmission owner
Utility	Pacific Gas and Electric Company
Utility Revolving Credit Agreement
Credit Agreement, dated as of July 1, 2020, as amended, by and among the Utility, the several banks and other financial institutions or entities party thereto from time to time, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Designated Agent

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines, associated with various investigations and proceedings; forecasts of capital expenditures; forecasts of expense reduction; estimates and assumptions used in critical accounting estimates, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “should,” “would,” “could,” “potential” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•the extent to which the Wildfire Fund and revised recoverability standard under AB 1054 effectively mitigate the risk of liability for damages arising from catastrophic wildfires, including whether the Utility maintains an approved WMP and a valid safety certification and whether the Wildfire Fund has sufficient remaining funds;

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

•existing and future regulation and federal, state or local legislation, their implementation, and their interpretation; the cost to comply with such regulation and legislation; and the extent to which the Utility recovers its associated compliance and investment costs, including those regarding:

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

◦privacy and cybersecurity; and

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

•the outcome of current and future self-reports, investigations or other enforcement actions, or notices of violation that could be issued related to the Utility’s compliance with laws, rules, regulations, or orders applicable to its gas and electric operations; the construction, expansion, or replacement of its electric and gas facilities; electric grid reliability; audit, inspection and maintenance practices; customer billing and privacy; physical and cybersecurity protections; environmental laws and regulations; or otherwise, such as fines; penalties; remediation obligations; the transfer of ownership of the Utility’s assets to municipalities or other public entities, including as a result of the City and County of San Francisco’s valuation petition; or the implementation of corporate governance, operational or other changes in connection with the EOEP;

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

•the ability of PG&E Corporation and the Utility to securitize the remaining $2.4 billion of fire risk mitigation capital expenditures that were or will be incurred by the Utility;

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

•the impact that reductions in Utility customer demand for electricity and natural gas, driven by customer departures to community choice aggregators, direct access providers and legislative mandates to replace gas-fuel technologies, have on the Utility’s ability to make and recover its investments through rates and earn its authorized ROE, and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources, and changing customer demand for its natural gas and electric services;

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

•the risks and uncertainties associated with the Utility’s ability to accurately forecast major capital expenditures, weighted average annual rate base, and expense reduction associated with implementation of the Lean operating system;

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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors in this Form 10-Q and the 2021 Form 10-K and a detailed discussion of these matters contained in Item 2. MD&A in the 2021 Form 10-K and this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Any Future Wildfires, Wildfire Insurance, and AB 1054. While PG&E Corporation and the Utility cannot predict the occurrence, timing or extent of damages in connection with future wildfires, factors such as environmental conditions (including weather and vegetation conditions) and the efficacy of wildfire risk mitigation initiatives and third-party suppression efforts are expected to influence the frequency and severity of future wildfires. To the extent that future wildfires occur in the Utility’s service territory, the Utility may incur costs associated with the investigations of the causes and origins of such fires, even if it is subsequently determined that such fires were not caused by the Utility’s facilities. The financial impact of future wildfires could be mitigated through insurance, the Wildfire Fund or other forms of cost recovery. However, the Utility may not be able to obtain sufficient wildfire insurance coverage at a reasonable cost, or at all, and any such coverage may include limitations that could result in substantial uninsured losses depending on the amount and type of damages resulting from covered events, including coverage limitations applicable to different insurance layers. The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any Wildfire Fund coverage year (“Coverage Year”) that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054. In addition, the policy reforms contemplated by AB 1054 are likely to affect the financial impact of future wildfires on PG&E Corporation and the Utility should any such wildfires occur. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires and serves as an alternative to traditional insurance products, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. See “Loss Recoveries” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, even if the Utility satisfies the ongoing eligibility and other requirements set forth in AB 1054, for eligible claims against the Utility arising from wildfires that occurred between July 12, 2019 and the Utility’s emergence from Chapter 11 on July 1, 2020, the availability of the Wildfire Fund to pay such claims would be capped at 40% of the allowed amount of such claims. See “Wildfire Fund under AB 1054” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

•The Costs, Effectiveness, and Execution of the Utility’s Wildfire Mitigation Initiatives. In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires, the spread of wildfires should they occur, and the impact of PSPS events.

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

•The Timing and Outcome of Ratemaking Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its FERC TO18 rate case and the resulting impact on the TO19 and TO20 rate cases, 2023 GRC, 2020 and 2021 WMCE, and cost of capital applications and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, WMPMA, FRMMA, CPPMA, VMBA, WMBA, and RTBA. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 4 and 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.

•The Impact of Wildfires. PG&E Corporation’s and the Utility’s liabilities for the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire are significant and may be excluded from any potential amounts recoverable under applicable insurance policies, the WEMA, FERC TO rates, or the Wildfire Fund under AB 1054. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. Liabilities in excess of recoverable amounts for these wildfires could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

As of June 30, 2022, PG&E Corporation and the Utility had recorded an aggregate liability of $950 million, $375 million, and $1.15 billion for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses, but do not include all categories of potential damages and losses. Claims related to the 2019 Kincade fire that were not satisfied in full as of the Emergence Date were not discharged in connection with emerging from Chapter 11.

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

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Coverage Year, the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount, except that recoveries for the 2019 Kincade fire would be subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy, and recoveries for each of these fires would also be subject to the other limitations and requirements under AB 1054. As of June 30, 2022, the Utility had recorded insurance receivables of $430 million for the 2019 Kincade fire, $346 million for the 2020 Zogg fire, and $555 million for the 2021 Dixie fire. The Utility had recorded regulatory recovery and Wildfire Fund receivables of $465 million and $150 million, respectively, for the 2021 Dixie fire. However, there can be no assurance that such amounts will ultimately be recovered, and the Utility does not expect that any of its liability insurance would cover restitution payments, if such payments were ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire. See “2019 Kincade Fire,” “2020 Zogg Fire,” and “2021 Dixie Fire” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility’s financial results may continue to be impacted by the outcome of other current and future enforcement, litigation, and regulatory matters, including those described above as well as the outcome of the Safety Culture OII, and potential penalties in connection with the Utility’s WMP and safety and other self-reports. See Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K. In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. See “Jurisdictions may attempt to acquire the Utility’s assets through eminent domain.” in Item 1A. Risk Factors for more information. PG&E Corporation and the Utility cannot predict the nature, occurrence, timing or extent of any such scenario, and there can be no assurance that any such scenario would not involve significant ownership or management changes to PG&E Corporation or the Utility, including by the state of California.

•The Uncertainties in Connection with the Enhanced Oversight and Enforcement Process. On April 15, 2021, the CPUC placed the Utility in step 1 of the EOEP. As a result, the Utility is subject to additional reporting requirements, monitoring, and oversight by the CPUC. See “Enhanced Oversight and Enforcement Process” in “Enforcement and Litigation Matters” below.

•The Impact of the COVID-19 Pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. In particular, the Utility continues to experience increased arrearages. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers and the continued suspension of service disconnections for residential customers. The Utility continues to monitor the overall impact of the COVID-19 pandemic. PG&E Corporation and the Utility expect additional financial impacts in the future as a result of the COVID-19 pandemic. Other impacts of the COVID-19 pandemic on PG&E Corporation and the Utility have included operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations, higher credit spreads and borrowing costs and could potentially also include a reduction in revenue due to the cost of capital adjustment mechanism and incremental financing needs. For more information on the impact of the COVID-19 pandemic on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic.” in Item 1A. Risk Factors in the 2021 Form 10-K and “COVID-19” in Liquidity and Financial Resources below.

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A. Risk Factors in this Form 10-Q and the 2021 Form 10-K.  In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  See “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are unable to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $21.1 billion and California net operating loss carryforward of approximately $18.9 billion as of December 31, 2021.

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

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. The Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 100,000,000 shares resulted in an aggregate tax benefit of $337 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements in the six months ended June 30, 2022.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,465,411,810 shares outstanding as of July 21, 2022, only 1,609,924,630 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of July 21, 2022, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of July 21, 2022 was 3.10% of outstanding shares. As of July 21, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 100,000,000 shares of PG&E Corporation common stock in the aggregate.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2022 and 2021. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Consolidated Total	$356	$397	$831	$517
PG&E Corporation	(240)	(39)	(292)	(93)
Utility	$596	$436	$1,123	$610

PG&E Corporation’s net loss primarily consists of income taxes, interest expense on long-term debt, and charges related to Wildfire-Related Securities Claims. For more information on Wildfire-Related Securities Claims, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,387	$1,303	$3,690	$2,542	$1,409	$3,951
Natural gas operating revenues	932	496	1,428	928	336	1,264
Total operating revenues	3,319	1,799	5,118	3,470	1,745	5,215
Cost of electricity	—	780	780	—	847	847
Cost of natural gas	—	359	359	—	187	187
Operating and maintenance	1,437	773	2,210	1,826	755	2,581
SB 901 securitization charges, net	40	—	40	—	—	—
Wildfire-related claims, net of insurance recoveries	145	—	145	(5)	—	(5)
Wildfire Fund expense	117	—	117	118	—	118
Depreciation, amortization, and decommissioning	941	—	941	851	—	851
Total operating expenses	2,680	1,912	4,592	2,790	1,789	4,579
Operating income (loss)	639	(113)	526	680	(44)	636
Interest income	20	—	20	15	—	15
Interest expense	(353)	—	(353)	(342)	—	(342)
Other income, net	19	113	132	80	44	124
Reorganization items, net	—	—	—	(10)	—	(10)
Income before income taxes	325	—	325	423	—	423
Income tax benefit (1)			(275)			(17)
Net income			600			440
Preferred stock dividend requirement (1)			4			4
Income Available for Common Shareholders			$596			$436

(1) These items impacted earnings for the three months ended June 30, 2022 and 2021.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$5,290	$2,558	$7,848	$4,911	$2,435	$7,346
Natural gas operating revenues	1,855	1,213	3,068	1,825	760	2,585
Total operating revenues	7,145	3,771	10,916	6,736	3,195	9,931
Cost of electricity	—	1,282	1,282	—	1,437	1,437
Cost of natural gas	—	920	920	—	494	494
Operating and maintenance	3,522	1,795	5,317	3,560	1,352	4,912
SB 901 securitization charges, net	40	—	40	—	—	—
Wildfire-related claims, net of insurance recoveries	144	—	144	167	—	167
Wildfire Fund expense	235	—	235	237	—	237
Depreciation, amortization, and decommissioning	1,913	—	1,913	1,739	—	1,739
Total operating expenses	5,854	3,997	9,851	5,703	3,283	8,986
Operating income (loss)	1,291	(226)	1,065	1,033	(88)	945
Interest income	29	—	29	17	—	17
Interest expense	(717)	—	(717)	(690)	—	(690)
Other income, net	62	226	288	169	88	257
Reorganization items, net	—	—	—	(12)	—	(12)
Income before income taxes	665	—	665	517	—	517
Income tax benefit (1)			(465)			(100)
Net income			1,130			617
Preferred stock dividend requirement (1)			7			7
Income Available for Common Shareholders			$1,123			$610

(1) These items impacted earnings for the six months ended June 30, 2022 and 2021.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2022 and 2021, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings decreased by $151 million, or 4%, in the three months ended June 30, 2022, compared to the same period in 2021, primarily due to decreases of approximately $30 million of previously deferred revenues recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below), as well as decreases in other miscellaneous revenues.

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $409 million, or 6%, in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the recognition of approximately $310 million in revenues related to the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below), increased base revenues authorized in the 2020 GRC, and additional revenues as authorized through the FERC formula rate.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $389 million, or 21%, in the three months ended June 30, 2022, compared to the same period in 2021, as a result of operating cost efficiencies and decreases in the recognition of previously deferred costs including approximately $90 million related to residential uncollectibles and $30 million recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below).

The Utility’s operating and maintenance expenses that impacted earnings decreased by $38 million, or 1%, in the six months ended June 30, 2022, compared to the same period in 2021, as a result of operating cost efficiencies and decreases in the recognition of previously deferred costs including $110 million related to vegetation management, $90 million related to residential uncollectibles, and $30 million recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below). These decreases were partially offset by the recognition of approximately $310 million of previously deferred expenses which were authorized by the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below), $85 million in expenses related to the Kincade SED Settlement, and $55 million in expenses related to the Kincade Stipulation and the Dixie Stipulation (each as defined in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1) in the six months ended June 30, 2022, compared to the same period in 2021.

SB 901 Securitization Charges, Net

SB 901 securitization charges, net, that impacted earnings increased by $40 million, or 100%, in the three and six months ended June 30, 2022, compared to the same periods in 2021. In the second quarter of 2022, as a result of the establishment of the SB 901 securitization regulatory asset and liability, the Utility recorded a $40 million charge. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Insurance Recoveries

Costs related to wildfires that impacted earnings increased by $150 million in the three months ended June 30, 2022, compared to the same period in 2021. The Utility recognized pre-tax charges of $150 million related to the 2019 Kincade fire in the three months ended June 30, 2022, as compared to pre-tax charges of $75 million related to the 2020 Zogg fire, offset by $80 million of probable insurance recoveries in the three months ended June 30, 2021.

Costs related to wildfires that impacted earnings decreased by $23 million, or 14%, in the six months ended June 30, 2022, compared to the same period in 2021. The Utility recognized pre-tax charges of $150 million related to the 2019 Kincade fire in the six months ended June 30, 2022, as compared to pre-tax charges of $175 million related to the 2019 Kincade fire and pre-tax charges of $100 million related to the 2020 Zogg fire, offset by $108 million of probable insurance recoveries in the six months ended June 30, 2021.

Wildfire Fund Expense

There was no material change to Wildfire Fund expense that impacted earnings for the periods presented.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $90 million, or 11%, and $174 million, or 10%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to capital additions and an increase in decommissioning expense beginning in January 2022 as a result of the final 2018 Nuclear Decommissioning Cost Triennial Proceeding decision.

Interest Income

There was no material change to interest income that impacted earnings for the periods presented.

Interest Expense

Interest expense that impacted earnings increased by $11 million, or 3%, and increased by $27 million, or 4%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to the issuance of additional long-term debt and an increase in interest rates on variable rate debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact the equity component of allowance for funds used during construction.

Reorganization Items, Net

There was no material change to reorganization items, net that impacted earnings for the periods presented.

Income Tax Benefit

Income tax benefit increased by $258 million and $365 million, in the three and six months ended June 30, 2022, respectively, primarily due to a benefit recognized related to the sale of shares in the Fire Victim Trust in 2022 with no comparable benefits in the same periods in 2021.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(18.6)%	0.6%	(15.0)%	(2.6)%
Effect of regulatory treatment of fixed asset differences (2)	(31.9)%	(25.0)%	(30.9)%	(39.0)%
Tax credits	(1.0)%	—%	(0.9)%	(0.5)%
Fire Victim Trust (3)	(46.9)%	—%	(38.1)%	—%
Other, net	(7.8)%	(0.7)%	(6.1)%	1.8%
Effective tax rate	(85.2)%	(4.1)%	(70.0)%	(19.3)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. These amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act.
(3) Includes the tax benefit for the sale of shares by the Fire Victim Trust in the three and six months ended June 30, 2022. See “Tax Matters” above and Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of purchased power, net	$704	$796	$1,137	$1,326
Fuel used in generation facilities	76	51	145	111
Total cost of electricity	$780	$847	$1,282	$1,437

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of natural gas sold	$325	$153	$846	$423
Transportation cost of natural gas sold	34	34	74	71
Total cost of natural gas	$359	$187	$920	$494

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

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

COVID-19

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic, the emergence of variant strains of the virus (including Delta and Omicron), and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have impacted and will continue to impact the Utility for an indeterminate period of time. In particular, the Utility continues to experience increased arrearages. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the continued suspension of service disconnections for residential customers, the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections” and an observed reduction in non-residential electrical load. The Utility has resumed non-residential service disconnections and anticipates resuming residential service disconnections in the fourth quarter of 2022. The CPUC has set an annual cap on the number of residential disconnections. The Utility’s accounts receivable balances over 30 days outstanding as of June 30, 2022, were approximately $983 million, or $752 million higher as compared to the balance as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic.

As of June 30, 2022, PG&E Corporation and the Utility had access to approximately $2.7 billion of total liquidity comprised of approximately $122 million of Utility cash, $117 million of PG&E Corporation cash and $2.5 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities. The 2022 cost of capital application was filed off-cycle based on the extraordinary event of the COVID-19 pandemic and related government response. See “Cost of Capital Proceedings” below for more information.

The Utility established the CPPMA memorandum accounts for tracking costs related to the CPUC’s emergency authorization and order for the period the CPPMA was in effect. As of June 30, 2022, the CPPMA totaled $33 million and is reflected in Long-term regulatory assets on the Condensed Consolidated Balance Sheets. In addition to the $33 million recorded to the CPPMA, the Utility recorded approximately $95 million of undercollections from residential customers from March 4, 2020 to June 30, 2022 to the RUBA, which has been approved by the CPUC and is reflected in Regulatory balancing accounts receivable on the Condensed Consolidated Balance Sheets.

On June 30, 2022, the Governor of California signed AB 205, which included authorization for additional incremental CAPP funding of $958 million for California IOUs to be determined by the California Department of Community Services and Development. The amount to be allocated to the Utility’s customers is uncertain.

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

Financial Resources

Equity Financings

On April 30, 2021, PG&E Corporation entered into an Equity Distribution Agreement with the Agents, the Forward Sellers and the Forward Purchasers (each as defined in “At the Market Equity Distribution Program” in Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1.), establishing an at the market equity distribution program, pursuant to which PG&E Corporation, through the Agents, may offer and sell from time to time shares of PG&E Corporation’s common stock having an aggregate gross sales price of up to $400 million. The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of common stock by PG&E Corporation to or through the Agents, PG&E Corporation may enter into Forward Sale Agreements (as defined in “At the Market Equity Distribution Program” in Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1.) with the Forward Purchasers.

As of June 30, 2022, there was $400 million available under PG&E Corporation’s at the market equity distribution program for future offerings. During the six months ended June 30, 2022, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement.

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

On June 8, 2022, the Utility issued $450 million aggregate principal amount of 4.950% First Mortgage Bonds due June 8, 2025, $450 million aggregate principal amount of 5.450% First Mortgage Bonds due June 15, 2027, and $600 million aggregate principal amount of 5.90% First Mortgage Bonds due June 15, 2032. The proceeds were used for the repayment of all of the borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

As previously disclosed, on August 11, 2021, PG&E Corporation borrowed $145 million from the Utility under an interest bearing 364-day intercompany note due August 10, 2022. On June 17, 2022, this loan was repaid in full.

SB 901 Securitization

On May 10, 2022, PG&E Wildfire Recovery Funding LLC, a bankruptcy remote, limited liability company wholly owned by the Utility, issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). The Series 2022-A Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Due Date
A-1	$540,000,000	3.594%	June 1, 2032
A-2	$540,000,000	4.263%	June 1, 2038
A-3	$360,000,000	4.377%	June 3, 2041
A-4	$1,260,000,000	4.451%	December 1, 2049
A-5	$900,000,000	4.674%	December 1, 2053

The net proceeds were used to fund the redemption of all $500 million aggregate principal amount of the Utility’s Floating Rate First Mortgage Bonds due June 16, 2022 on May 16, 2022 and the redemption of all $2.5 billion aggregate principal amount of the Utility’s 1.75% First Mortgage Bonds due June 16, 2022 on May 16, 2022. The Utility used the remaining proceeds from the issuance of the Series 2022-A Recovery Bonds for the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). The Series 2022-B Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Due Date
B-1	$613,080,000	4.022%	June 1, 2033
B-2	$600,000,000	4.722%	June 1, 2039
B-3	$500,040,000	5.081%	June 3, 2043
B-4	$1,149,960,000	5.212%	December 1, 2049
B-5	$1,036,920,000	5.099%	June 1, 2054

The net proceeds were used to fund (1) the redemption of all $1.5 billion aggregate principal amount of the Utility’s 1.367% First Mortgage Bonds due March 10, 2023 on July 25, 2022, (2) the prepayment of all $500 million of loans outstanding under the 2022A Utility Term Loan Credit Agreement as defined below, and (3) the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility also intends to use a portion of the remaining proceeds to fund the redemption of all $1 billion aggregate principal amount of the Utility’s 3.25% First Mortgage Bonds due 2024.

Credit Facilities

As of June 30, 2022, PG&E Corporation and the Utility had $500 million and $2.0 billion available under their respective $500 million and $4.0 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit (which was $1.0 billion as of June 30, 2022) and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time.

On March 31, 2022, the Utility prepaid in full the remaining portion of the 18-month tranche loans pursuant to the 2020 Utility Term Loan Credit Agreement, in a principal amount equal to $298 million. As a result of such prepayment, the 2020 Utility Term Loan Credit Agreement was terminated and is no longer outstanding.

On April 4, 2022, the Utility entered into a term loan credit agreement (the “2022A Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $500 million (the “364-Day 2022A Tranche Loans”). The 364-Day 2022A Tranche Loans have a maturity date of April 3, 2023 and bear interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022A Tranche Loans on April 4, 2022. On July 21, 2022, the 364-Day 2022A Tranche Loans were prepaid in full with a portion of the proceeds from issuance of the Series 2022-B Recovery Bonds. As a result of such prepayment, the 2022A Utility Term Loan Credit Agreement was terminated and is no longer outstanding.

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

On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion. As of July 21, 2022, the SPV has not made such request to increase the facility limit.

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

On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, which was paid on May 13, 2022, to holders of record on April 29, 2022 and declared a dividend on the Utility’s preferred stock totaling $3.5 million, which was paid on May 15, 2022, to holders of record on April 29, 2022. On June 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on August 15, 2022, to holders of record on July 29, 2022.

On June 15, 2022, the Board of Directors of the Utility also reinstated the dividend on the Utility’s common stock and declared a common stock dividend of $425 million that was paid to PG&E Corporation on June 17, 2022. No dividend is payable until declared by the Board of Directors of the Utility.

Subject to the dividend restrictions as described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K, any decision to declare and pay dividends on PG&E Corporation’s common stock in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items. It is indeterminate as to when PG&E Corporation will commence the payment of dividends on its common stock.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$1,703	$1,335
Net cash used in investing activities	(4,835)	(3,568)
Net cash provided by financing activities	3,149	2,074
Net change in cash, cash equivalents, and restricted cash	$17	$(159)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the six months ended June 30, 2022, net cash provided by operating activities increased by $368 million compared to the same period in 2021.  This increase was primarily due to a reduction in accounts receivable in 2022 resulting from the CAPP relief payment of approximately $300 million received in January 2022 to reduce the amounts owed by customer accounts in arrears. In addition, during the six months ended June 30, 2022, the Utility made a payment to the Fire Victim Trust of $592 million as compared to a payment of $758 million in the same period in 2021.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, and the 2021 Dixie fire, and the timing and amount of any potential related insurance, Wildfire Fund, and regulatory recoveries;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Wildfire-Related Securities Class Action” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Enforcement and Litigation Matters” and “Regulatory Matters” below for more information);

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

•the timing and amount of premium payments related to wildfire insurance (see “Insurance Coverage” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information);

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

Investing Activities

Net cash used in investing activities increased by $1.3 billion during the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily driven by a $919 million increase in capital expenditures, including additional system hardening and emergency response work performed in 2022. Additionally, the Utility purchased $485 million of investments as part of the creation of the customer credit trust, with no similar purchases in 2021.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.8 billion and $8.9 billion of capital expenditures in 2022 and between $7.9 billion and $10.4 billion in 2023. Cash provided by or used in investing activities is also driven by proceeds and purchases of customer credit trust investments. Additionally, future cash flows used in investing activities will be impacted by the timing and amount related to the intended purchase of the Lakeside Building.

Financing Activities

Net cash provided by financing activities increased by $1.1 billion during the six months ended June 30, 2022 as compared to the same period in 2021. The increase was due to the issuance of $3.6 billion in SB 901 recovery bonds and a $1.4 billion increase in net borrowings under credit facilities, partially offset by a $3.3 billion decrease in proceeds from issuance of long-term debt, net of repayments, during the six months ended June 30, 2022, as compared to the same period in 2021. Additionally, the Utility received an equity contribution from PG&E Corporation of $212 million, which was offset by a common stock dividend payment of $425 million. The net increase was also offset by $350 million of proceeds received in 2021 from the sale of future revenue from transmission tower license sales, with no similar receipts in 2022.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments.  Additionally, future cash flows from financing activities will be affected by the timing and outcome of the Utility’s application for a second AB 1054 securitization transaction. See “Application for Second AB 1054 Securitization Transaction” below for more information.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 11 and 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1. that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Enhanced Oversight and Enforcement Process

In the OII to Consider PG&E Corporation’s and the Utility’s Plan of Reorganization final decision, the CPUC adopted an EOEP designed to provide a roadmap for how the CPUC will monitor the Utility’s operational performance on an ongoing basis. The EOEP contains six steps that are triggered by specific events and includes enhanced reporting requirements and additional monitoring and oversight. These trigger events include failure to obtain an approved WMP, failure to comply with regulatory reporting requirements in the WMP, insufficient progress toward approved safety or risk-driven investments and failure to comply with or demonstrate sufficient progress toward certain metrics. The EOEP also contains provisions for the Utility to cure and permanently exit the EOEP if it can satisfy specific criteria. If the Utility is placed into the EOEP, actions taken would occur in coordination with the CPUC’s existing formal and informal reporting requirements and procedures. The EOEP does not replace or limit the CPUC’s regulatory authority, including the authority to issue Orders to Show Cause and OIIs and to impose fines and penalties. The EOEP requires the Utility to report the occurrence of a triggering event to the CPUC’s executive director no later than five business days after the date on which any member of senior management of the Utility becomes aware of the occurrence of a triggering event.

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

Vegetation Management

The CPUC placed the Utility into step 1 of the EOEP on April 15, 2021 and imposed additional reporting requirements on the Utility. The CPUC’s resolution states that a step 1 triggering event had occurred because the Utility had “made insufficient progress toward approved safety or risk-driven investments related to its electric business.” The resolution found that, based on the CPUC’s evaluation of the Utility’s EVM work in 2020, the Utility “is not sufficiently prioritizing its Enhanced Vegetation Management (“EVM”) based on risk” and “is not making risk-driven investments.” The resolution also found that “less than five percent of the EVM work” the Utility completed in 2020 “was on the 20 highest risk power lines according to its own risk rankings.”

As required by the CPUC’s resolution, the Utility submitted a corrective action plan to the CPUC’s Executive Director on May 6, 2021, which is designed to correct or prevent recurrence of the step 1 triggering event, or otherwise mitigate any ongoing safety risk or impact, as soon as practicable, among other things. The corrective action plan addressed the EVM situation that occurred in 2020 and provided a risk-informed EVM work plan for 2021. The Utility is required to update the information contained in the corrective action plan every 90 days, which it has done. The Utility will remain in step 1 of the EOEP until the CPUC determines that the Utility has met the conditions of the corrective action plan. If the Utility does not adequately meet such conditions within the timeframe approved by the CPUC, the CPUC may place the Utility into a higher step of the EOEP, or the Utility may remain in step 1 of the EOEP if it demonstrates sufficient progress towards meeting such conditions.

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

During the three months ended June 30, 2022 and through the date of this filing, the Utility has continued to make progress on regulatory matters.

•On April 20, 2022, the Utility filed its 2023 cost of capital application, which requests a rate of ROE of 11% and cost of debt of 4.30% for test year 2023.

•On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion of Series 2022-A Recovery Bonds and on July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion of Series 2022-B Recovery Bonds.

•On May 25, 2022, the Ninth Circuit Court of Appeals issued a decision affirming the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation.

•On June 23, 2022, the CPUC approved the Utility’s regionalization proposal. With the approval, the Utility’s service area will be divided into five regions: North Coast, North Valley/Sierra, Bay Area, South Bay/Central Coast, and Central Valley. Creating operational regions is designed to help the Utility refocus on core operations, customers, frontline employees, and will also enhance the Utility’s ability to meet its safety obligations.

•On July 14, 2022, the CPUC issued a final decision approving the settlement reached regarding capital expenditures previously addressed in the 2015 GT&S rate case.

•On July 22, 2022, the Utility submitted its request for the second track of the 2023 GRC, requesting a total revenue requirement of $241 million to be collected over a two-year period beginning August 1, 2023.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC rate requests or that have been deliberately excluded from such requests. These costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps to cost recovery. These various accounts, which include the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and RTBA among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, certain third-party wildfire claims, and insurance costs. While the Utility generally expects such costs to be recoverable, there can be no assurance that the CPUC will authorize the Utility to recover the full amount of its costs.

In recent years, the amount of the costs recorded in these accounts has increased. As of June 30, 2022, the Utility had recorded an aggregate amount of approximately $5.2 billion in costs not otherwise being recovered in existing revenue requirements, if any, for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, MGMA, and RTBA. Because rate recovery may require CPUC authorization for these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the six months ended June 30, 2022 are summarized in the following table:

Proceeding	Request	Status
2020 WMCE	Revenue requirement of approximately $1.28 billion	Settlement agreement to recover $1.04 billion of revenue requirement filed September 2021. PD expected by October 2022.
2021 WMCE	Revenue requirement of approximately $1.47 billion	PD scheduled for the fourth quarter of 2022.
2018 CEMA	Revenue requirement of $763 million	Settlement agreement to recover $683 million plus interest approved March 2022.

Wildfire Mitigation and Catastrophic Events Cost Recovery Applications

2020 WMCE Application

On September 30, 2020, the Utility filed an application with the CPUC requesting cost recovery of recorded expenditures related to wildfire mitigation and certain catastrophic events (the “2020 WMCE application”). The recorded expenditures, which exclude amounts disallowed as a result of the CPUC’s decision in the OII into the multiple wildfires that began on October 8, 2017 and spread through Northern California, including Napa, Sonoma, Butte, Humboldt, Mendocino, Lake, Nevada and Yuba Counties, as well as in the area surrounding Yuba City (the “2017 Northern California wildfires”) and the 2018 Camp fire, consist of $1.18 billion in expense and $801 million in capital expenditures, resulting in a proposed revenue requirement of approximately $1.28 billion.

On September 21, 2021, the Utility and certain parties filed a motion with the CPUC seeking approval of a settlement agreement that would resolve all of the issues raised by the settling parties in the 2020 WMCE application. The settlement agreement proposes that the Utility recover a revenue requirement of $1.04 billion. The settlement agreement authorizes the Utility to recover a revenue requirement of $591 million over a 24-month amortization period, which is in addition to the interim rate relief of $447 million that was approved by an earlier CPUC decision. On April 7, 2022, the CPUC extended the statutory deadline for a PD in this matter to October 1, 2022.

For more information regarding this proceeding, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

The Utility’s requested revenue requirement includes amounts recorded to the VMBA of $592 million, the CEMA of $535 million, the WMBA of $149 million, and other memorandum accounts. On November 18, 2021, the Utility filed updates to the application, increasing total costs by $19.4 million. On December 30, 2021, the Utility filed supplemental testimony reducing the cost recovery request of the COVID-19 CEMA costs by $12.2 million. The $12.2 million reduction was a result of costs, such as employee business travel expenses and in-person training costs, that the Utility was able to avoid due to the pandemic.

The CPUC’s schedule indicates a PD will be issued in the fourth quarter of 2022.

Catastrophic Event Memorandum Account Application

The CPUC allows utilities to recover the reasonable, incremental costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. The Utility has historically sought such costs through standalone CEMA applications. More recently, the Utility has sought to recover CEMA-eligible costs through its WMCE applications.

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

On March 17, 2022, the CPUC approved a settlement agreement authorizing the Utility to collect a total of $683 million plus interest for the 2018 CEMA application. As noted above, $373 million of the total amount had already been collected in interim rates. The interim rates became final and are no longer subject to refund. The remainder of the authorized revenue requirement will be amortized over a 12-month period, which began on June 1, 2022.

Forward-Looking Rate Cases

The Utility routinely participates in forward-looking rate case applications before the CPUC and the FERC. Those applications include GRCs, where the revenue required for general operations (“base revenue”) of the Utility is assessed and reset. In addition, the Utility is periodically involved in proceedings to adjust its regulated return on rate base.

Decisions in GRC proceedings have historically been expected prior to the commencement of the period to which the rates would apply. In recent years, decisions in GRC proceedings have been delayed. Delayed decisions may cause the Utility to develop its budgets based on possible outcomes, rather than authorized amounts. When decisions are delayed, the CPUC typically provides rate relief to the Utility effective as of the commencement of the rate case period (not effective as of the date of the delayed decision). Nonetheless, the Utility’s spending during the period of the delay may exceed the authorized amount, without an ability for the Utility to seek cost recovery of such excess. If the Utility’s spending during the period of the delay is less than the authorized amount, the Utility could be exposed to operational and financial risk associated with the lower level of work achieved compared to that funded by the CPUC.

Except as otherwise noted, the Utility is unable to predict the timing and outcome of the following applications. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected depending on the outcomes of these applications.

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the six months ended June 30, 2022 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $15.34 billion for 2023	Filed amended application March 2022. A decision is expected in the third quarter of 2023.
2022 Cost of Capital	Leave cost of capital components at pre-2022 levels for 2022	Filed August 2021. Briefing was completed in March 2022.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.30%	Filed April 2022. PD expected in November 2022.
2015 GT&S	Revenue requirement of $416 million related to 2011-2014 capital expenditures subject to audit	Final decision issued in July 2022 approving settlement to recover $356 million of revenue requirement.

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

Between August 2021 and January 2022, the Utility served various updates to its 2023 GRC testimony. On February 25, 2022 and February 28, 2022, the Utility served supplemental testimony (the “Supplemental Testimony”) for its 2023 GRC to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines in high fire risk areas throughout the Utility’s service area, the EPSS program, and its EVM program. On March 10, 2022, the Utility filed an amended application (the “Amended Application”) that revised the revenue requirement request in the Original Application. The Utility is permitted to update its forecast request and testimony on September 7, 2022 to reflect updated cost escalation factors from the same indices used to develop the Utility’s forecasts.

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

On July 22, 2022, the Utility submitted a request for the second track of this proceeding, requesting cost recovery of recorded expenditures related primarily to the safety and reliability of the Utility’s gas transmission and storage system. The recorded expenditures consist of $206 million in expenses and $129 million in capital expenditures, resulting in a proposed revenue requirement of approximately $241 million, most of which is proposed to be collected over a two-year period beginning August 1, 2023.

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

The CPUC’s schedule indicates a decision on both tracks of this proceeding will be issued in the third quarter of 2023.

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

On August 23, 2021, the Utility filed an off-cycle 2022 cost of capital application with the CPUC. The Utility also concurrently filed a motion requesting that the revenue requirement for the 2022 cost of capital be recorded in memorandum accounts to be trued-up following a final decision in this proceeding. On October 28, 2021, the CPUC ruled that the Utility was required to comply with the cost of capital mechanism for 2022; if the CPUC determines that there are not extraordinary circumstances that warrant a departure from the cost of capital mechanism for 2022, the cost of capital adjustment mechanism would operate, and the cost of long-term debt would be 4.15%.

For more information regarding this proceeding, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

2023 Cost of Capital Application

On April 20, 2022, the Utility filed an application with the CPUC requesting that the CPUC authorize the Utility's cost of capital for its electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023 (the “2023 cost of capital application”).

In its 2023 cost of capital application, the Utility requested that the CPUC approve the Utility’s proposed ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt. The Utility proposed to adopt a rate of ROE of 11% for test year 2023 and to retain the existing capital structure, which would result in a $226.2 million total increase above currently adopted electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage revenue requirements. The estimated revenue increase is based on the 2022 adopted electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base and does not reflect projected infrastructure investments beyond 2022. The Utility will update its requested cost of debt in September 2022 to reflect the latest available interest rate forecast.

The following table compares the currently authorized capital structure and rates of return with those requested in the Utility’s application for 2023, as modified by a correction to the requested level of long-term debt that the Utility identified on June 27, 2022. The Utility’s authorized rates of return for 2022 are currently subject to a separate cost of capital proceeding.

	2022 Currently Authorized			2023 Requested
	Cost	Capital Structure	Weighted Cost	Cost	Capital Structure	Weighted Cost
Common Equity	10.25%	52.00%	5.33%	11.00%	52.00%	5.72%
Preferred Stock	5.52%	0.50%	0.03%	5.52%	0.50%	0.03%
Long-term Debt	4.17%	47.50%	1.98%	4.30%	47.50%	2.04%
Weighted Average Cost of Capital		100.00%	7.34%		100.00%	7.79%

For 2023, the Utility expects that the proposed cost of capital, if adopted, would result in revenue requirement increases of approximately $141 million for electric generation and distribution and $54 million for gas distribution operations, assuming 2022 authorized rate base amounts from the 2020 GRC decision. The revenues for the gas transmission and storage operations would increase by approximately $36 million, assuming 2022 authorized rate base amounts from the 2019 GT&S decision. However, if the CPUC subsequently approves different electric and gas rate base amounts for the Utility in its 2023 GRC, which is currently pending before the CPUC, the revenue requirement changes resulting from the Utility’s requested ROE may differ from the amounts reflected in the 2023 cost of capital application for the period beyond 2022.

The Utility also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The Utility included an illustrative calculation using the period March 2021 to February 2022 with an adjustment to increase the rate by 153 basis points, which would result in an estimated $69.3 million increase in recovery of short-term financing costs associated with its recent balancing and memorandum account balances. The actual revenue requirement impact of the short-term debt proposal would differ depending on the final adjustment set each year and the recorded balances in the balancing and memorandum accounts.

The cost of capital that is approved in this proceeding is expected to be effective until December 31, 2025, unless the cost of capital adjustment mechanism is triggered. (For more information on the cost of capital adjustment mechanism, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1.)

On July 12, 2022, the CPUC issued a scoping memo which indicates a PD in November 2022.

2015 Gas Transmission and Storage Rate Case

On June 23, 2016, the CPUC approved a final phase one decision in the Utility’s 2015 GT&S rate case. The phase one decision excluded from rate base $696 million of 2011 to 2014 capital spending in excess of the amount adopted in the prior GT&S rate case. The decision permanently disallowed $120 million of that amount and ordered that the remaining $576 million be subject to an audit overseen by the CPUC staff, with the possibility that the Utility may seek recovery in a future proceeding. On July 14, 2022, the CPUC approved a final decision approving a settlement agreement among the Utility and the active parties in the proceeding, which authorizes a $356.3 million revenue requirement for the period of 2015 through 2022. For more information regarding this proceeding, see Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

On March 17, 2022, the Ninth Circuit Court of Appeals upheld the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation. The order would extinguish the Utility’s refund obligations that might have been required under the TO16 and TO17 had the Ninth Circuit Court of Appeals not found in the FERC’s favor. On May 2, 2022, the CPUC filed a petition for panel rehearing of the order. On May 25, 2022, the Ninth Circuit Court of Appeals issued a decision denying the request for rehearing and the request for a rehearing en banc.

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2022 by approximately $357 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of June 30, 2022, the Utility had recorded approximately $223 million to Regulatory assets.

On March 17, 2022, the FERC issued a further order in the TO18 rate case proceeding finding that 9.26% is the just and reasonable base ROE for the Utility. With the incentive component of 50-basis points for the Utility’s continuing participation in the CAISO, the resulting ROE would be 9.76%. As a result, the Utility increased its regulatory liability for the potential refund for TO18 by $30 million in the first quarter of 2022. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding. On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds. On May 19, 2022, the FERC denied all parties’ rehearing requests. The Utility has filed an appeal in the D.C. Circuit Court of Appeals, as have the other parties that sought rehearing. The appeal is being held in abeyance until the FERC issues a substantive order on rehearing on the ROE issue.

Aside from the ultimate outcome of the ROE rehearing request and the common plant allocation, the FERC’s orders in the TO18 proceeding are not expected to result in a material impact on the Utility’s financial condition, results of operations, liquidity, and cash flows. Some of the issues that will be decided in a final and unappealable TO18 decision, including the common plant allocation, will also be incorporated into the Utility’s TO19 and TO20 rate cases. The ROE rehearing request will not impact the TO20 rate case. See “Transmission Owner Rate Case Revenue Subject to Refund” in Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

Other Regulatory Proceedings

Application for Post-Emergence SB 901 Securitization Transaction

SB 901, signed into law on September 21, 2018, requires the CPUC to establish a CHT, directing the CPUC to limit certain disallowances in the aggregate so that they do not exceed the maximum amount that the Utility can pay without harming customers or materially impacting its ability to provide adequate and safe service. SB 901 also authorizes the CPUC to issue a financing order that permits recovery, through the issuance of recovery bonds (also referred to as “securitization”), of wildfire-related costs found to be just and reasonable by the CPUC and, only for the 2017 Northern California wildfires, any amounts in excess of the CHT.

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to recover $7.5 billion of 2017 wildfire claims costs through securitization that is designed to be rate neutral to customers through the creation of a corresponding customer credit trust, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with 2017 Northern California wildfires. Among other uses, as a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt. Specifically, the application requested administration of the stress test methodology approved in the CHT OIR and a determination that $7.5 billion in 2017 catastrophic wildfire costs and expenses are stress test costs and eligible for securitization. In this context, a securitization refers to a financing transaction where a special purpose financing vehicle issues new debt that is secured by the proceeds of a new recovery charge to Utility customers. The application also proposed a customer credit designed to equal the bond charges over the life of the bonds, which would insulate customers from the charge on customer bills associated with the bonds.

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

On February 28, 2022, the decision finding $7.5 billion of stress test costs eligible for securitization and the financing order authorizing the issuance of up to $7.5 billion of recovery bonds became final and non-appealable. The financing order authorized the issuance of bonds through the end of 2022. PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of Series 2022-A Recovery Bonds on May 10, 2022 and $3.9 billion aggregate principal amount of Series 2022-B Recovery Bonds on July 20, 2022. See Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

On March 11, 2022, the Utility filed an application with the CPUC seeking authorization for a second transaction to securitize up to $1.7 billion of fire risk mitigation capital expenditure amounts that have been or will be incurred by the Utility from 2019 through 2022.  The $1.7 billion reflects $212 million recorded and $1.16 billion forecasted capital expenditure amounts that were approved by the CPUC in the 2020 GRC and up to $350 million capital expenditure amounts pending in the 2020 WMCE proceeding. On May 4, 2022, the $350 million of capital expenditure amounts were removed because the CPUC extended the schedule in the 2020 WMCE proceeding such that a final decision approving such capital expenditure amounts in that proceeding is no longer expected prior to the issuance of a financing order authorizing the second AB 1054 securitization transaction.  The final amount to be securitized will be based on actual recorded capital expenditures incurred by the Utility prior to the securitization transaction.

The application requests that the CPUC issue a financing order authorizing one or more series of recovery bonds, determine that the issuance of the bonds and collection through fixed recovery charges is just and reasonable, consistent with the public interest, would reduce rates on a present-value basis compared to traditional utility financing mechanisms, and authorize the Utility to collect a non-bypassable charge sufficient to pay debt service on the recovery bonds.  The application also requests that the CPUC exclude the securitized debt from the Utility’s ratemaking capital structure and adjust the Utility’s 2020 GRC revenue requirements following the issuance of the recovery bonds.

On June 29, 2022, the CPUC issued a PD that would approve the securitization of up to approximately $1.4 billion, which is the amount requested less the $350 million pending in the 2020 WMCE proceeding. The CPUC’s schedule indicates a final decision will be issued on or around August 4, 2022.

2020-2022 Wildfire Mitigation Plan

The Utility’s 2022 WMP was submitted on February 25, 2022. The 2022 WMP addressed the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread and reducing the impact of PSPS events. On May 26, 2022, the OEIS issued a revision notice requiring the Utility to address 13 critical issues. The Utility responded to the revision notice on June 27, 2022, July 11, 2022, and July 26, 2022, respectively, as directed by OEIS. The OEIS is scheduled to issue a draft decision on the 2022 WMP by September 30, 2022.

Electric Integrated Resource Planning and Related Procurement

On November 13, 2019, the CPUC issued a decision that takes a number of steps to address the potential for system RA shortages beginning in 2021. The decision required incremental procurement of system-level qualifying RA capacity of 3,300 MWs by all load-serving entities (“LSEs”) operating within the CAISO’s balancing area for the period from 2021 to 2023, of which the Utility is responsible for 716.9 MWs for its bundled customer portion. The decision required that at least 50% of LSE resource responsibilities come online by August 1, 2021, at least 75% by August 1, 2022, and the remaining by August 1, 2023. Additionally, the decision directed the IOUs to act as the backstop procurement agent for community choice aggregators and energy service providers that choose not to voluntarily self-procure or that fail to meet their procurement responsibilities after electing to self-provide their assigned MWs of system RA capacity under the decision.

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

On April 21, 2022, the CPUC approved a group of nine long-term RA agreements to meet a portion of the Utility’s procurement requirements under the CPUC’s mid-term reliability decision. The agreements are each for a term of 15 years and collectively supply 1,598.7 MW of lithium-ion energy storage capacity with some projects expected to be operational in 2023 and others in 2024.

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

On December 13, 2021, the CPUC issued a PD that would reduce the compensation for new non-California Alternate Rates for Energy Program (“CARE”) NEM customers by about 80 percent for standalone solar and about 60 percent for solar-paired storage. Commercial customer NEM compensation would be reduced by about 35 percent. Additionally, the PD would reduce the legacy period for existing non-CARE NEM customers from 20 years to 15 years after which such customers would transition to the successor tariff. Comments and reply comments on the PD were filed in January 2022. The PD has not yet been scheduled to be voted on by the CPUC. On May 9, 2022, the administrative law judge issued a ruling setting aside submission of the record to take comment on certain questions regarding possible alternative tariff elements and community solar. Parties filed opening comments on June 10, 2022 and reply comments on July 1, 2022, respectively.

Self-Reports to the CPUC

The Utility self-reports potential violations of certain requirements to the CPUC. The Utility could face penalties, enforcement actions, or other adverse legal or regulatory consequences for these potential violations, including under the EOEP. The Utility is unable to predict the likelihood and the amount of potential fines or penalties, if any, related to these matters.

Electric Asset Inspections

The Utility has notified the CPUC of various errors relating to inspections and maintenance of its electric assets or implementation of WMP initiatives. These notices include missed inspections or the inability to locate records evidencing performance of inspections required under CPUC general orders 95 and 165 (including failure to perform inspections in compliance with general order 165 of approximately 55,000 poles in 2020) and errors regarding reporting meeting targets set by the Utility’s 2020 WMP. In these notices, the Utility describes the failures and corrective actions the Utility is taking to remediate these issues and to prevent recurrence. Among other corrective measures, the Utility has developed short-term and longer-term systemic corrective actions to address these errors, including performing enhanced inspections for poles with outdated or incomplete general order 165 inspection records and strengthening the Utility’s asset registry, as well as corrective actions regarding reporting on the progress toward WMP targets.

The Utility continues to evaluate whether there are additional failures to comply with general orders 95 and 165 and the 2020 WMP, beyond those identified in submitted self-reports. The Utility intends to update the CPUC upon completion of its reviews and to address any issues it identifies.

Subsurface Electric Ducts

On October 21, 2021, the Utility notified the CPUC of inconsistent application of the requirements to locate and mark empty subsurface electric ducts in accordance with Government Code sections 4216(k), 4216(s) and 4216.3(a)(1)(A). On December 30, 2021, the Utility submitted a corrective action plan to the SED and is implementing the plan.

LEGISLATIVE AND REGULATORY INITIATIVES

Vaccine Mandates

On September 9, 2021, President Biden issued an executive order that would require certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination. The requirements under the executive order are currently stayed pending the outcome of ongoing litigation. The ultimate implementation of the executive order could result in workplace disruptions, employee attrition, and difficulty securing future labor needs.

Assembly Bill 205

On June 30, 2022, the Governor of California signed AB 205, which included authorization for additional incremental CAPP funding of $958 million for California IOUs to be determined by the California Department of Community Services and Development. The amount to be allocated to the Utility’s customers is uncertain.

Assembly Bill 180

On June 30, 2022, the Governor of California signed AB 180, which authorized the California Department of Water Resources to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous wastes; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this quarterly report on Form 10-Q, as well as “Item 1A. Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

RISK MANAGEMENT ACTIVITIES

PG&E Corporation, mainly through its ownership of the Utility, and the Utility are exposed to risks associated with adverse changes in commodity prices, interest rates, and counterparty credit.

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2021 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2022.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues
Electric	$3,690	$3,951	$7,848	$7,346
Natural gas	1,428	1,264	$3,068	$2,585
Total operating revenues	5,118	5,215	10,916	9,931
Operating Expenses
Cost of electricity	780	847	1,282	1,437
Cost of natural gas	359	187	920	494
Operating and maintenance	2,291	2,583	5,401	4,919
SB 901 securitization charges, net	40	—	40	—
Wildfire-related claims, net of recoveries	145	(5)	144	167
Wildfire Fund expense	117	118	235	237
Depreciation, amortization, and decommissioning	941	851	1,913	1,739
Total operating expenses	4,673	4,581	9,935	8,993
Operating Income	445	634	981	938
Interest income	19	15	27	17
Interest expense	(411)	(398)	(830)	(806)
Other income (expense), net	(21)	128	128	255
Reorganization items, net	—	(11)	—	(11)
Income Before Income Taxes	32	368	306	393
Income tax benefit	(328)	(33)	(532)	(131)
Net Income	360	401	838	524
Preferred stock dividend requirement of subsidiary	4	4	7	7
Income Available for Common Shareholders	$356	$397	$831	$517
Weighted Average Common Shares Outstanding, Basic	1,987	1,985	1,987	1,985
Weighted Average Common Shares Outstanding, Diluted	2,141	2,146	2,141	2,146
Net Income Per Common Share, Basic	$0.18	$0.20	$0.42	$0.26
Net Income Per Common Share, Diluted	$0.17	$0.18	$0.39	$0.24

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Income	$360	$401	$838	$524
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	—	—	1
Net unrealized losses on available-for-sale securities (net of taxes of $2, $0, $2, and $0, respectively)	(5)	—	(5)	—
Total other comprehensive income (loss)	(5)	—	(5)	1
Comprehensive Income	355	401	833	525
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Income Attributable to Common Shareholders	$351	$397	$826	$518

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance At
	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$239	$291
Restricted cash (includes $54 million and $4 million related to VIEs at respective dates)	76	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $184 million and $171 million at respective dates) (includes $1.89 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $184 million and $171 million at respective dates)	2,203	2,345
Accrued unbilled revenue (includes $845 million and $1.09 billion related to VIEs at respective dates)	962	1,207
Regulatory balancing accounts	3,870	2,999
Other	1,946	1,784
Regulatory assets	438	496
Inventories
Gas stored underground and fuel oil	74	44
Materials and supplies	615	552
Wildfire Fund asset	461	461
Other	790	882
Total current assets	11,674	11,077
Property, Plant, and Equipment
Electric	72,635	69,482
Gas	27,240	25,979
Construction work in progress	3,842	3,479
Financing lease and other	19	20
Total property, plant, and equipment	103,736	98,960
Accumulated depreciation	(30,241)	(29,134)
Net property, plant, and equipment	73,495	69,826
Other Noncurrent Assets
Regulatory assets	15,215	9,207
Customer credit trust	478	—
Nuclear decommissioning trusts	3,291	3,798
Operating lease right of use asset	1,286	1,234
Wildfire Fund asset	5,082	5,313
Income taxes receivable	9	9
Other (includes noncurrent accounts receivable of $73 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $7 million and $15 million at respective dates)	3,011	2,863
Total other noncurrent assets	28,372	22,424
TOTAL ASSETS	$113,541	$103,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance At
	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,134	$2,184
Long-term debt, classified as current (includes $96 million and $18 million related to VIEs at respective dates)	1,995	4,481
Accounts payable
Trade creditors	3,029	2,855
Regulatory balancing accounts	1,594	1,121
Other	722	679
Operating lease liabilities	454	468
Interest payable (includes $36 million and $3 million related to VIEs at respective dates)	552	481
Wildfire-related claims	2,187	2,722
Other	2,340	2,436
Total current liabilities	15,007	17,427
Noncurrent Liabilities
Long-term debt (includes $5.36 billion and $1.82 billion related to VIEs at respective dates)	44,174	38,225
Regulatory liabilities	16,946	11,999
Pension and other postretirement benefits	734	860
Asset retirement obligations	6,166	5,298
Deferred income taxes	3,020	3,177
Operating lease liabilities	959	810
Other	4,516	4,308
Total noncurrent liabilities	76,515	64,677
Equity
Shareholders' Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 1,987,668,220 and 1,985,400,540 shares outstanding at respective dates	34,141	35,129
Treasury stock, at cost; 377,743,590 and 477,743,590 shares at respective dates	(3,838)	(4,854)
Reinvested earnings	(8,511)	(9,284)
Accumulated other comprehensive loss	(25)	(20)
Total shareholders' equity	21,767	20,971
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	22,019	21,223
TOTAL LIABILITIES AND EQUITY	$113,541	$103,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30, 2022
	2022	2021
Cash Flows from Operating Activities
Net income	$838	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,913	1,739
Bad debt expense	76	189
Allowance for equity funds used during construction	(82)	(61)
Deferred income taxes and tax credits, net	(156)	228
Reorganization items, net	—	(62)
Wildfire Fund expense	235	237
Other	428	196
Effect of changes in operating assets and liabilities:
Accounts receivable	388	(300)
Wildfire-related insurance receivable	123	(108)
Inventories	(93)	(1)
Accounts payable	432	119
Wildfire-related claims	(535)	(582)
Other current assets and liabilities	(292)	(281)
Regulatory assets, liabilities, and balancing accounts, net	(1,486)	(739)
Other noncurrent assets and liabilities	(150)	132
Net cash provided by operating activities	1,639	1,230
Cash Flows from Investing Activities
Capital expenditures	(4,539)	(3,620)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,369	952
Purchases of nuclear decommissioning trust investments	(1,341)	(948)
Purchases of customer credit trust investments	(485)	—
Other	16	48
Net cash used in investing activities	(4,980)	(3,568)
Cash Flows from Financing Activities
Borrowings under credit facilities	5,235	4,432
Repayments under credit facilities	(5,259)	(5,867)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $35 and $33 at respective dates	4,265	3,171
Repayments of long-term debt	(4,454)	(14)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $17 and $0 at respective dates	3,583	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	350
Other	(21)	(42)
Net cash provided by financing activities	3,349	2,030
Net change in cash, cash equivalents, and restricted cash	8	(308)
Cash, cash equivalents, and restricted cash at January 1	307	627
Cash, cash equivalents, and restricted cash at June 30	$315	$319

Less: Restricted cash and restricted cash equivalents	(76)	(12)
Cash and cash equivalents at June 30	$239	$307

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(703)	$(702)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,380	$614
Operating lease liabilities arising from obtaining ROU assets	274	20

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	478	—	478	—	478
Common stock issued, net	2,072,050	(407)	—	—	—	—	(407)	—	(407)
Treasury stock disposition	—	—	(40,000,000)	407	—	—	407	—	407
Stock-based compensation amortization	—	4	—	—	—	—	4	—	4
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(2)	—	(2)	—	(2)
Balance at March 31, 2022	1,987,472,590	34,726	437,743,590	(4,447)	(8,867)	(20)	21,392	252	21,644
Net income	—	—	—	—	360	—	360	—	360
Other comprehensive loss	—	—	—	—	—	(5)	(5)	—	(5)
Common stock issued, net	195,630	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	24	—	—	—	—	24	—	24
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2022	1,987,668,220	$34,141	377,743,590	$(3,838)	$(8,511)	$(25)	$21,767	$252	$22,019

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,984,678,673	$30,224	—	$—	$(9,196)	$(27)	$21,001	$252	$21,253
Net income	—	—	—	—	123	—	123	—	123
Other comprehensive income	—	—	—	—	—	1	1	—	1
Common stock issued, net	427,030	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	2	—	—	—	—	2	—	2
Balance at March 31, 2021	1,985,105,703	30,226	—	—	(9,073)	(26)	21,127	252	21,379
Net income	—	—	—	—	401	—	401	—	401
Other comprehensive income	—	—	—	—	—	—	—	—	—
Common stock issued, net	167,345	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	19	—	—	—	—	19	—	19
Balance at June 30, 2021	1,985,273,048	$30,245	—	$—	$(8,672)	$(26)	$21,547	$252	$21,799

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues
Electric	$3,690	$3,951	$7,848	$7,346
Natural gas	1,428	1,264	3,068	2,585
Total operating revenues	5,118	5,215	10,916	9,931
Operating Expenses
Cost of electricity	780	847	1,282	1,437
Cost of natural gas	359	187	920	494
Operating and maintenance	2,210	2,581	5,317	4,912
SB 901 securitization charges, net	40	—	40	—
Wildfire-related claims, net of recoveries	145	(5)	144	167
Wildfire Fund expense	117	118	235	237
Depreciation, amortization, and decommissioning	941	851	1,913	1,739
Total operating expenses	4,592	4,579	9,851	8,986
Operating Income	526	636	1,065	945
Interest income	20	15	29	17
Interest expense	(353)	(342)	(717)	(690)
Other income, net	132	124	288	257
Reorganization items, net	—	(10)	—	(12)
Income Before Income Taxes	325	423	665	517
Income tax benefit	(275)	(17)	(465)	(100)
Net Income	600	440	1,130	617
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$596	$436	$1,123	$610

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Income	$600	$440	$1,130	$617
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	—	1	—
Net unrealized losses on available-for-sale securities (net of taxes of $2, $0, $2, and $0, respectively)	(5)	—	(5)	—
Total other comprehensive loss	(5)	—	(4)	—
Comprehensive Income	$595	$440	$1,126	$617

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance At
	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$122	$165
Restricted cash (includes $54 million and $4 million related to VIEs at respective dates)	76	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $184 million and $171 million at respective dates) (includes $1.89 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $184 million and $171 million at respective dates)	2,203	2,345
Accrued unbilled revenue (includes $845 million and $1.09 billion related to VIEs at respective dates)	962	1,207
Regulatory balancing accounts	3,870	2,999
Other	1,756	1,932
Regulatory assets	438	496
Inventories
Gas stored underground and fuel oil	74	44
Materials and supplies	615	552
Wildfire Fund asset	461	461
Other	778	869
Total current assets	11,355	11,086
Property, Plant, and Equipment
Electric	72,635	69,482
Gas	27,240	25,979
Construction work in progress	3,842	3,480
Financing lease	18	18
Total property, plant, and equipment	103,735	98,959
Accumulated depreciation	(30,240)	(29,131)
Net property, plant, and equipment	73,495	69,828
Other Noncurrent Assets
Regulatory assets	15,215	9,207
Customer credit trust	478	—
Nuclear decommissioning trusts	3,291	3,798
Operating lease right of use asset	1,285	1,232
Wildfire Fund asset	5,082	5,313
Income taxes receivable	7	7
Other (includes noncurrent accounts receivable of $73 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $7 million and $15 million at respective dates)	2,872	2,706
Total other noncurrent assets	28,230	22,263
TOTAL ASSETS	$113,080	$103,177

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance At
	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$2,134	$2,184
Long-term debt, classified as current (includes $96 million and $18 million related to VIEs at respective dates)	1,968	4,455
Accounts payable
Trade creditors	3,028	2,853
Regulatory balancing accounts	1,594	1,121
Other	664	648
Operating lease liabilities	453	467
Interest payable (includes $36 million and $3 million related to VIEs at respective dates)	500	430
Wildfire-related claims	2,187	2,722
Other	1,923	2,430
Total current liabilities	14,451	17,310
Noncurrent Liabilities
Long-term debt (includes $5.36 billion and $1.82 billion related to VIEs at respective dates)	39,584	33,632
Regulatory liabilities	16,946	11,999
Pension and other postretirement benefits	639	764
Asset retirement obligations	6,166	5,298
Deferred income taxes	3,318	3,409
Operating lease liabilities	959	810
Other	4,559	4,345
Total noncurrent liabilities	72,171	60,257
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	28,498	28,286
Reinvested earnings	(3,607)	(4,247)
Accumulated other comprehensive loss	(13)	(9)
Total shareholders' equity	26,458	25,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$113,080	$103,177

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30, 2022
	2022	2021
Cash Flows from Operating Activities
Net income	$1,130	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,913	1,739
Bad debt expense	76	189
Allowance for equity funds used during construction	(82)	(61)
Deferred income taxes and tax credits, net	(90)	257
Reorganization items, net	—	(29)
Wildfire Fund expense	235	237
Other	248	164
Effect of changes in operating assets and liabilities:
Accounts receivable	309	(293)
Wildfire-related insurance receivable	123	(108)
Inventories	(93)	(1)
Accounts payable	406	84
Wildfire-related claims	(535)	(582)
Other current assets and liabilities	(288)	(272)
Regulatory assets, liabilities, and balancing accounts, net	(1,486)	(739)
Other noncurrent assets and liabilities	(163)	133
Net cash provided by operating activities	1,703	1,335
Cash Flows from Investing Activities
Capital expenditures	(4,539)	(3,620)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,369	952
Purchases of nuclear decommissioning trust investments	(1,341)	(948)
Purchases of customer credit trust investments	(485)	—
Repayment of intercompany note from PG&E Corporation	145	—
Other	16	48
Net cash used in investing activities	(4,835)	(3,568)
Cash Flows from Financing Activities
Borrowings under credit facilities	5,235	4,432
Repayments under credit facilities	(5,259)	(5,867)

Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $35 and $33 at respective dates	4,265	3,171
Repayments of long-term debt	(4,441)	—
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $17 and $0 at respective dates	3,583	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	350
Preferred stock dividends paid	(63)	—
Common stock dividends paid	(425)	—
Equity contribution from PG&E Corporation	212	—
Other	42	(12)
Net cash provided by financing activities	3,149	2,074
Net change in cash, cash equivalents, and restricted cash	17	(159)
Cash, cash equivalents, and restricted cash at January 1	181	404
Cash, cash equivalents, and restricted cash at June 30	$198	$245
Less: Restricted cash and restricted cash equivalents	(76)	(12)
Cash and cash equivalents at June 30	$122	$233

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(602)	$(595)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,380	$614
Operating lease liabilities arising from obtaining ROU assets	274	20

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	530	—	530
Other comprehensive income	—	—	—	—	1	1
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(2)	—	(2)
Balance at March 31, 2022	258	1,322	28,286	(3,778)	(8)	26,080
Net income	—	—	—	600	—	600
Other comprehensive loss	—	—	—	—	(5)	(5)
Equity Contribution	—	—	212	—	—	212
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Common stock dividend	—	—	—	(425)	—	(425)
Balance at June 30, 2022	$258	$1,322	$28,498	$(3,607)	$(13)	$26,458

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2020	$258	$1,322	$28,286	$(4,385)	$(5)	$25,476
Net income	—	—	—	177	—	177
Balance at March 31, 2021	258	1,322	28,286	(4,208)	(5)	25,653
Net income	—	—	—	440	—	440
Balance at June 30, 2021	$258	$1,322	$28,286	$(3,768)	$(5)	$26,093

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented.  The information at December 31, 2021 in the Condensed Consolidated Balance Sheets included in this Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2021 Form 10-K.  This Form 10-Q should be read in conjunction with the 2021 Form 10-K.

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

Unresolved Chapter 11 Claims

PG&E Corporation and the Utility have received over 100,000 proofs of claim since January 29, 2019, of which approximately 80,000 were channeled to a trust for the benefit of holders of certain subrogation claims (the “Subrogation Wildfire Trust”) and the Fire Victim Trust. The claims channeled to the Subrogation Wildfire Trust and Fire Victim Trust will be resolved by such trusts, and PG&E Corporation and the Utility have no further liability in connection with such claims. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims, including asserted litigation claims, trade creditor claims, along with other tax and regulatory claims, and therefore the ultimate liability of PG&E Corporation or the Utility for such claims may differ from the amounts asserted in such claims. Allowed claims are paid in accordance with the Plan and the Confirmation Order. Amounts expected to be allowed are reflected as current liabilities in the Condensed Consolidated Balance Sheets.

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

In addition, Subordinated Debt Claims and HoldCo Rescission or Damage Claims (each as defined in Note 11 below) continue to be pursued against PG&E Corporation and the Utility in the claims reconciliation process in the Bankruptcy Court, and claims against certain former directors and current and former officers, as well as certain underwriters, are being pursued in the purported securities class action that is further described in Note 11 under the heading “Securities Class Action Litigation.”

In addition to filing objections in the Bankruptcy Court to claims that were subject to certain defenses which allowed PG&E Corporation and the Utility to file objections expunging those claims on an omnibus basis, PG&E Corporation and the Utility are working to resolve disputed claims, including Subordinated Debt Claims and HoldCo Rescission or Damage Claims. By order of the Bankruptcy Court, the current deadline for PG&E Corporation and the Utility to object to claims is December 19, 2022.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Electric
Revenue from contracts with customers
Residential	$1,213	$1,352	$2,707	$2,815
Commercial	1,252	1,183	2,425	2,196
Industrial	322	305	672	632
Agricultural	484	431	700	583
Public street and highway lighting	19	18	37	35
Other (1)	(77)	285	(90)	222
Total revenue from contracts with customers - electric	3,213	3,574	6,451	6,483
Regulatory balancing accounts (2)	477	377	1,397	863
Total electric operating revenue	$3,690	$3,951	$7,848	$7,346

Natural gas
Revenue from contracts with customers
Residential	$388	$418	$1,851	$1,626
Commercial	197	139	541	384
Transportation service only	356	346	755	672
Other (1)	(88)	(137)	(267)	(184)
Total revenue from contracts with customers - gas	853	766	2,880	2,498
Regulatory balancing accounts (2)	575	498	188	87
Total natural gas operating revenue	1,428	1,264	3,068	2,585
Total operating revenues	$5,118	$5,215	$10,916	$9,931

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

Consolidated VIEs

Receivables Securitization Program

The SPV was created in connection with the Receivables Securitization Program and is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable, Other noncurrent assets, and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2022, the aggregate principal amount of the loans made by the Lenders cannot exceed $1.0 billion outstanding at any time. On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion. As of July 21, 2022, the SPV has not made such request to increase the facility limit.

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the six months ended June 30, 2022 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2022 and December 31, 2021, the SPV had net accounts receivable of $2.8 billion and $3.3 billion, respectively, and outstanding borrowings of $1.0 billion and $974 million, respectively, under the Receivables Securitization Program.

AB 1054 Securitization

PG&E Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing order for the first AB 1054 securitization transaction, the Utility sold its right to receive revenues from the non-bypassable wildfire hardening fixed recovery charge (“Recovery Property”) to PG&E Recovery Funding LLC, which, in turn, issued recovery bonds secured by the Recovery Property. On November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of senior secured recovery bonds. The recovery bonds were issued in three tranches: (1) approximately $266 million with an interest rate of 1.46% and is due July 15, 2033, (2) approximately $160 million with an interest rate of 2.28% and is due January 15, 2038, and (3) approximately $434 million with an interest rate of 2.82% and is due July 15, 2048. The recovery bonds are scheduled to pay principal and interest semi-annually on January 15 and July 15 of each year. The final scheduled payment date is July 15, 2046. Amounts owed to bondholders are included in Long-term debt and Long-term debt, classified as current, on the Condensed Consolidated Balance Sheets.

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the six months ended June 30, 2022 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2022 and December 31, 2021, PG&E Recovery Funding LLC had outstanding borrowings of $860 million.

SB 901 Securitization

PG&E Wildfire Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing order for the SB 901 securitization transaction, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charge (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued recovery bonds secured by the SB 901 Recovery Property.

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the six months ended June 30, 2022 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). As of June 30, 2022, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $3.6 billion. On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). For more information, see Note 6 below.

Non-Consolidated VIEs

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of June 30, 2022, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of June 30, 2022, it did not consolidate any of them.

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

As of June 30, 2022, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $1.1 billion in Other non-current liabilities, $461 million in Current assets - Wildfire Fund asset, and $5.1 billion in Non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2022 and 2021, the Utility recorded amortization and accretion expense of $117 million and $118 million, respectively. During the six months ended June 30, 2022 and 2021, the Utility recorded amortization and accretion expense of $235 million and $237 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of June 30, 2022, PG&E Corporation and the Utility had recorded $150 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

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

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost for benefits earned (1)	$144	$146	$16	$16
Interest cost	173	162	14	13
Expected return on plan assets	(298)	(262)	(33)	(35)
Amortization of prior service cost	(1)	(2)	1	3
Amortization of net actuarial (gain) loss	1	2	(10)	(8)
Net periodic benefit cost	19	46	(12)	(11)
Regulatory account transfer (2)	64	37	—	—
Total	$83	$83	$(12)	$(11)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost for benefits earned (1)	$288	$293	$31	$32
Interest cost	346	323	27	26
Expected return on plan assets	(595)	(523)	(65)	(70)
Amortization of prior service cost	(2)	(3)	3	7
Amortization of net actuarial (gain) loss	1	3	(20)	(16)
Net periodic benefit cost	38	93	(24)	(21)
Regulatory account transfer (2)	127	74	—	—
Total	$165	$167	$(24)	$(21)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

Non-service costs are reflected in Other income, net on the Condensed Consolidated Statements of Income. Service costs are reflected in Operating and maintenance on the Condensed Consolidated Statements of Income.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended June 30, 2022
Beginning balance	$(33)	$18	$—	$(15)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $2, respectively)	—	—	(5)	(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0 and $0, respectively)	(1)	1	—	—
Amortization of net actuarial (gain) loss (net of taxes of $0, $3 and $0, respectively)	1	(7)	—	(6)
Regulatory account transfer (net of taxes of $0, $3 and $0, respectively)	—	6	—	6
Net current period other comprehensive loss	—	—	(5)	(5)
Ending balance	$(33)	$18	$(5)	$(20)

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

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Six Months Ended June 30, 2022
Beginning balance	$(33)	$18	$—	$(15)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $2, respectively)	—	—	(5)	(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $1 and $0, respectively)	(2)	2	—	—
Amortization of net actuarial (gain) loss (net of taxes of $0, $6 and $0, respectively)	1	(14)	—	(13)
Regulatory account transfer (net of taxes of $0, $5 and $0, respectively)	1	12	—	13
Net current period other comprehensive loss	—	—	(5)	(5)
Ending balance	$(33)	$18	$(5)	$(20)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Six Months Ended June 30, 2021
Beginning balance	$(39)	$17	$(22)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $2, respectively)	(2)	5	3
Amortization of net actuarial loss (net of taxes of $1 and $4, respectively)	2	(12)	(10)
Regulatory account transfer (net of taxes of $0 and $2, respectively)	1	7	8
Net current period other comprehensive gain	1	—	1
Ending balance	$(38)	$17	$(21)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Voluntary Separation Program

In the second quarter of 2022, PG&E Corporation and the Utility enacted a voluntary separation program (the “VSP”), which provides separation benefits to approximately 445 eligible employees who voluntarily agreed to terminate their employment under the program. The VSP includes certain one-time cash payments and a credit to the employee’s retirement health savings account. PG&E Corporation and the Utility will account for the VSP as a special termination benefit with any costs of the special separation benefits recorded upon each employee’s irrevocable acceptance, which is expected to occur during the second half of 2022.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of June 30, 2022, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

As of June 30, 2022, expected credit losses of $76 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA and a FERC regulatory asset. As of June 30, 2022, the RUBA current balancing accounts receivable balance was $95 million, CPPMA long-term regulatory asset balance was $12 million, and FERC long-term regulatory asset balance was not material.

Other Receivables and Available-For-Sale Debt Securities

Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Wildfire Fund receivables are the funds available from the statewide fund established under AB 1054 for payment of eligible claims related to the 2021 Dixie fire that exceed $1.0 billion and available insurance coverage. For more information, see Note 11 below. Wildfire Fund receivables risk is related to the Wildfire Fund’s durability, which is a measurement of the claim-paying capacity. Lastly, PG&E Corporation and the Utility are required to determine if the fair value is below the amortized cost basis for its available-for-sale debt securities. An impairment may exist if there is an intent to sell or a requirement to sell before recovery of the amortized basis. If such an impairment exists, then PG&E Corporation and the Utility must determine whether a portion of the impairment is a result of expected credit loss.

As of June 30, 2022, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Recently Adopted Accounting Standards

Debt

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. PG&E Corporation and the Utility adopted this ASU on January 1, 2022. There was no material impact on PG&E Corporation’s or the Utility’s Condensed Consolidated Financial Statements and the related disclosures resulting from the adoption of this ASU.

Accounting Standards Issued But Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. This ASU will be effective for PG&E Corporation and the Utility on January 1, 2023, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Condensed Consolidated Financial Statements and related disclosures.

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2022	December 31, 2021
Pension benefits (1)	$582	$708
Environmental compliance costs	1,042	1,089
Utility retained generation (2)	110	133
Price risk management	177	216
Catastrophic event memorandum account (3)	951	1,119
Wildfire expense memorandum account (4)	361	347
Fire hazard prevention memorandum account (5)	75	75
Fire risk mitigation memorandum account (6)	84	44
Wildfire mitigation plan memorandum account (7)	535	424
Deferred income taxes (8)	2,222	1,849
Insurance premium costs (9)	165	207
Wildfire mitigation balancing account (10)	287	273
Vegetation management balancing account (11)	1,557	1,411
COVID-19 pandemic protection memorandum accounts (12)	33	49
Microgrid memorandum account (13)	165	163
Financing costs (14)	190	175
SB 901 securitization (15)	5,492	—
AROs in excess of recoveries (16)	211	—
Other	976	925
Total long-term regulatory assets	$15,215	$9,207

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of June 30, 2022 and December 31, 2021, $52 million and $49 million in COVID-19 related costs was recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
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
(7) Includes costs associated with the 2019 WMP for the period from June 5, 2019 through December 31, 2019, the 2020 WMP for the period from January 1, 2020 through December 31, 2020, the 2021 WMP for the period from January 1, 2021 through December 31, 2021 and the 2022 WMP for the period from January 1, 2022 through June 30, 2022. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and adjustment mechanism for insurance costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period from January 1, 2020 through June 30, 2022. Noncurrent balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Represents vegetation management costs above 120% of adopted revenue requirements, which are subject to CPUC review and approval.
(12) Includes costs associated with customer protections, including higher uncollectible costs related to the moratorium on electric and gas service disconnections program implementation cost, and higher accounts receivable financing costs for the period of March 4, 2020 to September 30, 2021. As of June 30, 2022, the Utility had recorded an under-collection of $12 million for small business customers. The remaining $21 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2021, the Utility had recorded an under-collection of $30 million for residential under-collections pending approval for recovery in the RUBA in addition to under-collections recorded for small business customers. The remaining $19 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.

(13) Includes costs associated with temporary generation, infrastructure upgrades, and community grid enablement programs associated with the implementation of microgrids. Amounts incurred are subject to CPUC review and approval.
(14) Includes costs associated with long-term debt financing deemed recoverable under ASC 980 more than twelve months from the current date. These costs and their amortization period are reviewable and approved in the Utility’s Cost of Capital or other regulatory filings.
(15) In connection with the SB 901 securitization, the CPUC authorized the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to finance $7.5 billion of claims associated with the 2017 Northern California wildfires. The balance represents PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust, net of amortization since inception. The recovery bonds will be paid via fixed recovery charges, which is designed to recover the full principal amount of the recovery bonds along with any associated interest and financing costs. See Note 6 below.
(16) Represents the cumulative differences between ARO expenses and amounts collected in rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are placed in nuclear decommissioning trusts.  This regulatory asset also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  See Note 10 below.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2022	December 31, 2021
Cost of removal obligations (1)	$7,537	$7,306
Recoveries in excess of AROs (2)	—	388
Public purpose programs (3)	1,066	946
Employee benefit plans (4)	1,240	1,229
Transmission tower wireless licenses (5)	438	446
SFGO sale (6)	304	343
SB 901 securitization (7)	5,510	—
Other	851	1,341
Total long-term regulatory liabilities	$16,946	$11,999

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets.
(2) Represents the cumulative differences between ARO expenses and amounts collected in rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are placed in nuclear decommissioning trusts.  This regulatory liability also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  See Note 10 below.
(3) Represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.
(4) Represents cumulative differences between incurred costs and amounts collected in rates for post-retirement medical, post-retirement life and long-term disability plans.
(5) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers. Of the $438 million, $305 million and $133 million will be refunded to FERC and CPUC jurisdiction customers, respectively. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.
(6) Represents the noncurrent portion of the net gain on the sale of the SFGO, which closed on September 17, 2021, that is being distributed to customers over a five-year period, beginning in 2022.
(7) In connection with the SB 901 securitization, the Utility is required to return up to $7.59 billion of certain shareholder tax benefits to customers via periodic bill credits. The balance reflects qualifying shareholder tax benefits that PG&E Corporation has recognized to date, net of amortization since inception, and is expected to increase as additional qualifying amounts are recognized, including when the Fire Victim Trust sells additional shares, upon which time PG&E Corporation will recognize the associated tax benefits related to the sale. See Note 6 below.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	June 30, 2022	December 31, 2021
Electric distribution	$1,006	$—
Energy procurement	673	310
Public purpose programs	312	321
Fire hazard prevention memorandum account (1)	—	50
Fire risk mitigation memorandum account (1)	—	14
Wildfire mitigation plan memorandum account (1)	—	67
Wildfire mitigation balancing account (2)	—	91
General rate case memorandum accounts	235	468
Vegetation management balancing account	472	127
Insurance premium costs	247	605
Wildfire expense memorandum account	—	440
Residential uncollectibles balancing accounts	95	127
Catastrophic event memorandum account	315	—
Other	515	379
Total regulatory balancing accounts receivable	$3,870	$2,999

(1) Interim rate relief associated with the 2020 WMCE application ceased in May 2022, fully exhausting the current balance of the memorandum accounts.
(2) The balance as of June 30, 2022 is a $34 million payable and incorporated into the current regulatory balancing account payable table below in the “Other” line item.

	Balance at
(in millions)	June 30, 2022	December 31, 2021
Electric distribution	$—	$121
Electric transmission	457	24
Gas distribution and transmission	17	83
Energy procurement	98	211
Public purpose programs	270	259
Nuclear decommissioning adjustment mechanism	74	137
Other	678	286
Total regulatory balancing accounts payable	$1,594	$1,121

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

NOTE 5: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of June 30, 2022:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2026	$4,000	(1)	$1,210	$790	$2,000
Utility Receivables Securitization Program (2)	September 2023	1,000	(3)	1,000	—	—	(3)
PG&E Corporation revolving credit facility	June 2024	500		—	—	500
Total credit facilities		$5,500		$2,210	$790	$2,500

(1) Includes a $1.5 billion letter of credit sublimit.
(2) For more information on the Receivables Securitization Program, see “Variable Interest Entities” in Note 3 above.
(3) The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit (which was $1.0 billion as of June 30, 2022) and the facility availability. The facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program. As of June 30, 2022, the Receivables Securitization Program had a maximum borrowing base of $1.0 billion and was fully drawn.

On March 31, 2022, the Utility prepaid in full the remaining portion of the 18-month tranche loans pursuant to an existing term loan credit agreement (the “2020 Utility Term Loan Credit Agreement”), in a principal amount equal to $298 million. As a result of such prepayment, the 2020 Utility Term Loan Credit Agreement was terminated and is no longer outstanding.

On April 4, 2022, the Utility entered into a term loan credit agreement (the “2022A Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $500 million (the “364-Day 2022A Tranche Loans”). The 364-Day 2022A Tranche Loans have a maturity date of April 3, 2023 and bear interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022A Tranche Loans on April 4, 2022. On July 21, 2022, the 364-Day 2022A Tranche Loans were prepaid in full with a portion of the proceeds from issuance of the Series 2022-B Recovery Bonds. As a result of such prepayment, the 2022A Utility Term Loan Credit Agreement was terminated and is no longer outstanding.

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

On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion. As of July 21, 2022, the SPV has not made such request to increase the facility limit.

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

On June 8, 2022, the Utility issued $450 million aggregate principal amount of 4.950% First Mortgage Bonds due June 8, 2025, $450 million aggregate principal amount of 5.450% First Mortgage Bonds due June 15, 2027, and $600 million aggregate principal amount of 5.90% First Mortgage Bonds due June 15, 2032. The proceeds were used for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

Intercompany Note Payable

As previously disclosed, on August 11, 2021, PG&E Corporation borrowed $145 million from the Utility under an interest bearing 364-day intercompany note due August 10, 2022. On June 17, 2022, this loan was repaid in full.

NOTE 6: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

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

Pursuant to SB 901, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to finance, using securitization, $7.5 billion of 2017 wildfire claims costs and create a corresponding customer credit trust that is designed to not impact the net amounts billed to customers, with the proceeds of the securitization used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq (“CHT Decision”). As requested, the decision authorized the Utility to establish a customer credit trust funded by PG&E Corporation’s shareholders, that will provide a monthly credit to customers that is anticipated to equal the fixed recovery charges such that the securitization is designed to be rate neutral to customers. Subject to retention of the CPUC’s existing jurisdiction, the decision adopts a transaction structure comprised of four elements: (1) an initial shareholder contribution to the customer credit trust of $2.0 billion, with $1.0 billion to be contributed in 2022 and $1.0 billion to be contributed in 2024; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) sharing with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

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

On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued the Series 2022-A Recovery Bonds. The Series 2022-A Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Due Date
A-1	$540,000,000	3.594%	June 1, 2032
A-2	$540,000,000	4.263%	June 1, 2038
A-3	$360,000,000	4.377%	June 3, 2041
A-4	$1,260,000,000	4.451%	December 1, 2049
A-5	$900,000,000	4.674%	December 1, 2053

The net proceeds were used to fund the redemption of all $500 million aggregate principal amount of the Utility’s Floating Rate First Mortgage Bonds due June 16, 2022 on May 16, 2022 and the redemption of all $2.5 billion aggregate principal amount of the Utility’s 1.75% First Mortgage Bonds due June 16, 2022 on May 16, 2022. The Utility used the remaining proceeds from the issuance of the Series 2022-A Recovery Bonds for the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

On May 9, 2022, the Utility contributed $480 million to the customer credit trust. On July 19, 2022, the Utility contributed $520 million to the customer credit trust in full satisfaction of the first $1.0 billion as required by the CHT decision.

On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued the Series 2022-B Recovery Bonds. The Series 2022-B Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Due Date
B-1	$613,080,000	4.022%	June 1, 2033
B-2	$600,000,000	4.722%	June 1, 2039
B-3	$500,040,000	5.081%	June 3, 2043
B-4	$1,149,960,000	5.212%	December 1, 2049
B-5	$1,036,920,000	5.099%	June 1, 2054

The net proceeds were used to fund (1) the redemption of all $1.5 billion aggregate principal amount of the Utility’s 1.367% First Mortgage Bonds due March 10, 2023 on July 25, 2022, (2) the prepayment of all $500 million of loans outstanding under the 2022A Utility Term Loan Credit Agreement, and (3) the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility also intends to use a portion of the remaining proceeds to fund the redemption of all $1 billion aggregate principal amount of the Utility’s 3.25% First Mortgage Bonds due 2024.

Pursuant to the financing order, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charge (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by the SB 901 Recovery Property. The fixed recovery charge is designed to recover the full principal amount of the recovery bonds along with any associated interest and financing costs. In the context of the CHT decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 10). The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating Revenues for the three and six months ended June 30, 2022.

Also pursuant to the CHT decision, the Utility recorded a $5.5 billion SB 901 securitization regulatory asset (see Note 4), reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. The Utility also recorded a $5.51 billion SB 901 securitization regulatory liability (see Note 4), which represents certain shareholder tax benefits the Utility has recognized as of June 30, 2022 that will be returned to customers, net of amortization for the period. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion as required in the CHT decision. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization expense reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. As a result of the initial recognition of the SB 901 securitization regulatory asset and liability, in the three and six months ended June 30, 2022, the Utility recorded a $40 million pre-tax charge, reflected in SB 901 securitization charge, net in the Condensed Consolidated Statements of Income. The SB 901 securitization charge, net is expected to increase in future periods as the aforementioned tax benefits are recognized and recorded within deferred income taxes.

The following table illustrates the financial statement impact upon establishment of the regulatory asset and liability:

(in millions)
SB 901 securitization regulatory assets	$5,500
SB 901 securitization regulatory liability	(5,540)
SB 901 securitization charges, net	$(40)

NOTE 7: EQUITY

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

During the six months ended June 30, 2022, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement. As of June 30, 2022, there was $400 million available under PG&E Corporation’s at the market equity distribution program for future offerings.

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

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,465,411,810 shares outstanding as of July 21, 2022, only 1,609,924,630 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of July 21, 2022, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of July 21, 2022 was 3.10% of the outstanding shares. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. The Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 100,000,000 shares resulted in an aggregate tax benefit of $337 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements in the six months ended June 30, 2022. As of July 21, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 100,000,000 shares of PG&E Corporation common stock in the aggregate.

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

On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, which was paid on May 13, 2022, to holders of record on April 29, 2022 and declared a dividend on the Utility’s preferred stock totaling $3.5 million, which was paid on May 15, 2022, to holders of record on April 29, 2022. On June 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on August 15, 2022, to holders of record on July 29, 2022.

On June 15, 2022, the Board of Directors of the Utility also reinstated the dividend on the Utility’s common stock and declared a common stock dividend of $425 million that was paid to PG&E Corporation on June 17, 2022. No dividend is payable until declared by the Board of Directors of the Utility.

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors of PG&E Corporation and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors of PG&E Corporation may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items. It is indeterminate as to when PG&E Corporation will commence the payment of dividends on its common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Income available for common shareholders	$356	$397	$831	$517
Weighted average common shares outstanding, basic	1,987	1,985	1,987	1,985
Add incremental shares from assumed conversions:
Employee share-based compensation	8	5	8	5
Equity Units	146	156	146	156
Weighted average common shares outstanding, diluted	2,141	2,146	2,141	2,146
Total income per common share, diluted	$0.17	$0.18	$0.39	$0.24

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2022	December 31, 2021
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	226,068,548	173,361,635
	Options	27,055,000	14,420,000
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	11,270,318	10,283,639
	Options	502,000	288,000
	Congestion Revenue Rights (3)	221,557,712	239,857,610

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of June 30, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$83	$(21)	$67	$129
Other noncurrent assets – other	163	—	—	163
Current liabilities – other	(124)	21	21	(82)
Noncurrent liabilities – other	(177)	—	—	(177)
Total commodity risk	$(55)	$—	$88	$33

As of December 31, 2021, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$58	$(9)	$152	$201
Other noncurrent assets – other	169	—	—	169
Current liabilities – other	(53)	9	18	(26)
Noncurrent liabilities – other	(216)	—	—	(216)
Total commodity risk	$(42)	$—	$170	$128

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of June 30, 2022, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$197	$—	$—	$—	$197
Fixed-income securities	—	50	—	—	50
Nuclear decommissioning trusts
Short-term investments	60	—	—	—	60
Global equity securities	1,826	—	—	—	1,826
Fixed-income securities	1,089	850	—	—	1,939
Assets measured at NAV	—	—	—	—	25
Total nuclear decommissioning trusts (2)	2,975	850	—	—	3,850
Customer credit trust
Short-term investments	43	55	—	—	98
Global equity securities	132	—	—	—	132
Fixed-income securities	101	147	—	—	248
Total customer credit trust	276	202	—	—	478
Price risk management instruments (Note 9)
Electricity	—	26	205	25	256
Gas	—	15	—	21	36
Total price risk management instruments	—	41	205	46	292
Rabbi trusts
Fixed-income securities	—	96	—	—	96
Life insurance contracts	—	68	—	—	68
Total rabbi trusts	—	164	—	—	164
Long-term disability trust
Short-term investments	8	—	—	—	8
Assets measured at NAV	—	—	—	—	131
Total long-term disability trust	8	—	—	—	139
TOTAL ASSETS	$3,456	$1,307	$205	$46	$5,170
Liabilities:
Price risk management instruments (Note 9)
Electricity	$—	$75	$194	$(29)	$240
Gas	—	32	—	(13)	19
TOTAL LIABILITIES	$—	$107	$194	$(42)	$259

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $559 million primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$289	$—	$—	$—	$289
Nuclear decommissioning trusts
Short-term investments	22	—	—	—	22
Global equity securities	2,504	—	—	—	2,504
Fixed-income securities	1,158	866	—	—	2,024
Assets measured at NAV	—	—	—	—	31
Total nuclear decommissioning trusts (2)	3,684	866	—	—	4,581
Price risk management instruments (Note 9)
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
Price risk management instruments (Note 9)
Electricity	—	11	248	(24)	235
Gas	—	10	—	(3)	7
TOTAL LIABILITIES	$—	$21	$248	$(27)	$242

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $783 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three and six months ended June 30, 2022 and 2021.

Trust Assets

Assets Measured at Fair Value

In general, investments held in the trusts are exposed to various risks, such as interest rate, credit, and market volatility risks. Nuclear decommissioning trust assets, Customer credit trust assets and other trust assets are composed primarily of equity and fixed-income securities and also include short-term investments that are money market funds classified as Level 1.

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

	Fair Value at
(in millions)	At June 30, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$172	$90	Market approach	CRR auction prices	$ (2,265.69) - 2,265.94 / 0.39
Power purchase agreements	$33	$104	Discounted cash flow	Forward prices	$ (6.89) - 186.92 / 56.24

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2021		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$188	$93	Market approach	CRR auction prices	$ (40.77) - 2,265.94 / 0.40
Power purchase agreements	$26	$155	Discounted cash flow	Forward prices	$ (7.97) - 256.20 / 47.17

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2022 and 2021, respectively:

	Price Risk Management Instruments
(in millions)	2022	2021
Liability balance as of April 1	$(24)	$(94)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	35	76
Asset (Liability) balance as of June 30	$11	$(18)

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2022	2021
Liability balance as of January 1	$(34)	$(72)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	45	54
Asset (Liability) balance as of June 30	$11	$(18)

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of June 30, 2022 and December 31, 2021, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2022		At December 31, 2021
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation	$4,617	$4,239	$4,619	$4,796
Utility	34,220	29,096	31,816	35,803

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2022
Nuclear decommissioning trusts
Short-term investments	$60	$—	$—	$60
Global equity securities	423	1,443	(15)	1,851
Fixed-income securities	2,029	20	(110)	1,939
Total (1)	$2,512	$1,463	$(125)	$3,850
As of December 31, 2021
Nuclear decommissioning trusts
Short-term investments	$22	$—	$—	$22
Global equity securities	479	2,066	(10)	2,535
Fixed-income securities	1,938	98	(12)	2,024
Total (1)	$2,439	$2,164	$(22)	$4,581

(1) Represents amounts before deducting $559 million and $783 million as of June 30, 2022 and December 31, 2021, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2022
Less than 1 year	$11
1–5 years	620
5–10 years	461
More than 10 years	847
Total maturities of fixed-income securities	$1,939

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Proceeds from sales and maturities of nuclear decommissioning trust investments	$948	$401	$1,369	$952
Gross realized gains on securities	81	74	137	129
Gross realized losses on securities	(58)	(3)	(65)	(16)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2022
Customer credit trust
Short-term investments	$98	$—	$—	$98
Global equity securities	139	—	(7)	132
Fixed-income securities	248	1	(1)	248
Total	$485	$1	$(8)	$478

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2022
Less than 1 year	$—
1–5 years	38
5–10 years	116
More than 10 years	94
Total maturities of fixed-income securities	$248

Gross realized gains and losses on sales of fixed-income and equity securities were immaterial as of June 30, 2022.

NOTE 11: WILDFIRE-RELATED CONTINGENCIES

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

Criminal charges have been filed against the Utility in connection with the 2020 Zogg fire. Under California law (including Penal Code section 1202.4), if the Utility were convicted of any of the charges, the sentencing court must order the Utility to “make restitution to the victim or victims in an amount established by court order” that is “sufficient to fully reimburse the victim or victims for every determined economic loss incurred as the result of” the Utility’s underlying conduct, in addition to interest and the victim’s or victims’ attorneys’ fees. This requirement for full reimbursement of economic loss is not waivable by either the government or the victims and is not offset by any compensation that the victims have received or may receive from their insurance carriers. If convicted of any of the charges, the Utility could be subject to fines, penalties, and restitution to victims for their economic losses (including property damage, medical and mental health expenses, lost wages, lost profits, attorneys’ fees and interest), as well as non-monetary remedies such as oversight requirements. In the event that the Utility were convicted of certain charges in connection with the 2020 Zogg fire, the Utility currently believes that, depending on which charges it were to be convicted of, its total losses associated with the fire would materially exceed the accrued estimated liabilities that PG&E Corporation and the Utility have recorded to reflect the lower end of the range of the reasonably estimable range of losses. The Utility is currently unable to determine a reasonable estimate of the amount of such additional losses. The Utility does not expect that any of its liability insurance would be available to cover restitution payments, if such payments were ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire.

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

On April 6, 2021, the Sonoma County District Attorney’s Office (“the Sonoma D.A.”) filed the Kincade Complaint charging the Utility with five felonies and 28 misdemeanors related to the 2019 Kincade fire. On April 6, 2021, PG&E Corporation announced that it disputed the charges in the Kincade Complaint. It further announced that it would accept Cal Fire’s finding that a Utility transmission line caused the 2019 Kincade fire. On May 11, 2021, the Utility filed a demurrer to 25 of the 33 counts contained in the Kincade Complaint. At a hearing on September 9, 2021, the Sonoma County Superior Court overruled the demurrer. On January 28, 2022, the Sonoma D.A. filed the Kincade Amended Complaint, which replaced two felonies with five different felonies and dropped six misdemeanor counts. On April 8, 2022, the Utility and the Sonoma D.A. filed a civil stipulated judgment to resolve the criminal prosecution of the Utility in connection with the 2019 Kincade fire (the “Kincade Stipulation”) without the Utility admitting any liability. Subject to the terms and conditions of the Kincade Stipulation, the Utility will pay a total of $20.25 million, which will not be recoverable through rates. Pursuant to the Kincade Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving Sonoma County; (ii) take certain wildfire mitigation actions consistent with its WMP; and (iii) engage an independent compliance monitor for at least five years to monitor the Utility’s compliance with certain commitments under the Kincade Stipulation, including its commitments to carry out vegetation management and equipment inspections in Sonoma County consistent with its WMP. After the Kincade Stipulation was entered by the Sonoma County Superior Court, the Sonoma D.A. moved to dismiss the Kincade Amended Complaint with prejudice, and the court granted the motion on April 11, 2022. In the first quarter of 2022, PG&E Corporation and the Utility recorded $20.25 million within Other current liabilities and Other noncurrent liabilities in connection with the Kincade Stipulation.

On December 2, 2021, the CPUC approved a settlement between the SED and the Utility (the “Kincade SED Settlement”). The Kincade SED Settlement resolves SED’s investigation into the 2019 Kincade fire and provides for the removal of approximately 70 transmission lines or portions of lines that are no longer in service and are de-energized but have not been removed as required by CPUC rules. The Kincade SED Settlement provides that the Utility (i) will pay $40 million to California’s General Fund; (ii) will remove permanently abandoned transmission lines over a ten-year period; and (iii) must incur $85 million of the costs of such work by December 31, 2024, and it may not seek recovery of this $85 million of costs. SED agreed to refrain from instituting enforcement proceedings against the Utility for not having removed the lines previously. The Kincade SED Settlement states that it does not constitute an admission by the Utility of violations of general orders or statutory requirements. As of June 30, 2022, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflected $40 million within Other current liabilities in connection with the Kincade SED Settlement. For the $85 million of cost of removal that the Utility will not seek recovery, the Utility recorded such disallowances in the first quarter of 2022 upon identification of the facilities to be removed. On January 10, 2022, The Utility Reform Network (“TURN”) filed an application for rehearing of the Kincade SED Settlement. On January 25, 2022, the Utility filed an opposition to the application for rehearing. On April 21, 2022, the CPUC granted TURN’s application for the limited purpose of requiring SED to include in the decision approving the settlement an analysis of the appropriate penalty using the CPUC’s methodology and denied TURN’s application in all other respects. On July 14, 2022, the CPUC approved the SED settlement.

As of July 21, 2022, PG&E Corporation and the Utility are aware of approximately 104 complaints on behalf of at least 2,657 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. Trial is set for November 7, 2022.

In addition, on January 5, 2022, Cal Fire filed a complaint against the Utility in the coordinated proceeding seeking to recover approximately $90 million for fire suppression and other costs incurred in connection with the 2019 Kincade fire. The Utility filed an answer to Cal Fire’s complaint on February 4, 2022.

On April 28, 2022, subrogation plaintiffs filed a motion for summary adjudication of their inverse condemnation cause of action in the coordinated proceeding. The summary adjudication hearing is currently set for August 5, 2022.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $800 million as of December 31, 2021 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the status of settlement discussions with certain subrogation entities and individuals, PG&E Corporation and the Utility recorded an additional charge in the second quarter of 2022 for potential losses in connection with the 2019 Kincade fire of $150 million, for an aggregate liability of $950 million (before available insurance).

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

Loss Accrual (in millions)
Balance at December 31, 2021	$769
Accrued Losses	150
Payments	(9)
Balance at June 30, 2022	$910

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of June 30, 2022, the Utility recorded an insurance receivable for the full amount of the $430 million.

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

On September 24, 2021, the Shasta County District Attorney’s Office filed the Zogg Complaint charging the Utility with 11 felonies and 20 misdemeanors related to the 2020 Zogg fire, the 2020 Daniel fire, the 2020 Ponder fire, and the 2021 Woody fire. On September 24, 2021, PG&E Corporation and the Utility announced that they disputed the charges in the Zogg Complaint. They further announced that they would accept Cal Fire’s finding that a Utility electric line caused the 2020 Zogg fire, even though PG&E Corporation and the Utility did not have access to all of the evidence that Cal Fire gathered. On November 18, 2021, the Utility filed a demurrer to 10 of the 31 counts contained in the Zogg Complaint. At a hearing on May 2, 2022, the Shasta County Superior Court overruled the demurrer. On June 9, 2022, the Utility entered a plea of not guilty to all of the charges in the Zogg Complaint. The preliminary hearing is scheduled to begin on January 18, 2023.

Various other entities, which may include other law enforcement agencies, may also be investigating the fire. It is uncertain when any such investigations will be complete.

As of July 21, 2022, PG&E Corporation and the Utility are aware of approximately 24 complaints on behalf of at least 460 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The trial is set for February 6, 2023. In addition, on March 18, 2022, Cal Fire filed a complaint against the Utility in the coordinated proceeding seeking to recover approximately $34.5 million for fire suppression and other costs incurred in connection with the 2020 Zogg fire. The Utility filed an answer to Cal Fire’s complaint on May 3, 2022.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $375 million as of December 31, 2021 (before available insurance). The aggregate liability remained unchanged as of June 30, 2022.

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

Loss Accrual (in millions)
Balance at December 31, 2021	$211
Accrued Losses	—
Payments	(80)
Balance at June 30, 2022	$131

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of June 30, 2022, the Utility recorded an insurance receivable for $346 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $375 million probable loss estimate less an initial self-insured retention of $60 million, plus $31 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

2021 Dixie Fire

According to the Cal Fire Investigation Report on the 2021 Dixie fire (the “Cal Fire Investigation Report”), on July 13, 2021, at approximately 5:07 p.m. Pacific Time, a wildfire began in the Feather River Canyon near Cresta Dam (the “2021 Dixie fire”), located in the service territory of the Utility. According to the Cal Fire Investigation Report, the 2021 Dixie fire consumed 963,309 acres and resulted in 1,311 structures destroyed and 94 structures damaged (including 763 residential homes, 12 multi-family homes, 8 commercial residential homes, 148 nonresidential commercial structures, and 466 detached structures), and four first-responder injuries. The Cal Fire Investigation Report does not attribute a fatality that was previously published in an October 25, 2021 Cal Fire incident report to the 2021 Dixie fire.

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. Based on the information currently available to the Utility, including its inspection records, operating and inspection protocols, implementation of those protocols, and day-of-event response, the Utility disagrees with the allegations of the Cal Fire Investigation Report and plans to vigorously contest them. However, if the CPUC or the FERC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable, the Utility would not be able to recover costs through FERC TO rates, or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

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

On April 11, 2022, the Utility and the District Attorneys of the North State Counties filed a civil stipulated judgment to permanently resolve any potential state criminal prosecution of the Utility in connection with the 2021 Dixie fire (the “Dixie Stipulation”) without the Utility admitting any liability, and the Court entered the Judgment on that same date. Subject to the terms and conditions of the Dixie Stipulation, the Utility will pay a total of $34.75 million, which will not be recoverable through rates. Pursuant to the Dixie Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving the North State Counties; (ii) take certain other wildfire mitigation actions consistent with its WMP; (iii) engage an independent compliance monitor for five years to monitor the Utility’s compliance with certain commitments under the Dixie Stipulation, including its commitments to carry out vegetation management and equipment inspections in the North State Counties consistent with its WMP; (iv) take good faith steps to initiate mediations with certain commercial timber landowners; and (v) initiate an expedited compensation program under which individuals whose homes, including mobile homes, were destroyed by the 2021 Dixie fire can submit an electronic claim form and supporting documentation, and the Utility will make them an offer to resolve their loss based on an objective, pre-determined valuation framework. The Dixie Stipulation also permanently resolved any potential state criminal prosecution of the Utility in connection with the 2021 Fly fire, which merged with the 2021 Dixie fire. In the first quarter of 2022, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements recorded $34.75 million within Other current liabilities and Other noncurrent liabilities in connection with the Dixie Stipulation.

As of July 21, 2022, PG&E Corporation and the Utility are aware of approximately 42 complaints on behalf of at least 1,273 plaintiffs related to the 2021 Dixie fire and expect that they may receive further such complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On July 27, 2022, the court set a trial date of June 5, 2023.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.15 billion as of the year ended December 31, 2021 (before available recoveries). The aggregate liability remained unchanged as of June 30, 2022.

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

As noted above, the aggregate estimated liability for claims in connection with the 2021 Dixie fire does not include potential claims for fire suppression costs from federal, state, county, or local agencies or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable due to the incomplete information available to PG&E Corporation and the Utility as of the date of this filing as to facts pertinent to potential claims and defenses. Moreover, PG&E Corporation and the Utility are currently unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2021 Dixie fire. PG&E Corporation and the Utility believe, however, that such losses could be significant with respect to fire suppression costs due to the size and duration of the 2021 Dixie fire and corresponding magnitude of fire suppression resources dedicated to fighting the 2021 Dixie fire and with respect to claims for damage to land and vegetation in national parks or national forests due to the very large number of acres of national park and national forests that were affected by the 2021 Dixie fire. According to the Cal Fire Investigation Report, over $650 million of costs had been incurred in suppressing the 2021 Dixie fire. The Utility currently estimates that the fire burned approximately 70,000 acres of national parks and approximately 685,000 acres of national forests.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2021 Dixie fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$1,150
Accrued Losses	—
Payments	(4)
Balance at June 30, 2022	$1,146

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of June 30, 2022, the Utility recorded an insurance receivable of $555 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $346 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of June 30, 2022, the Utility recorded a Wildfire Fund receivable of $150 million for probable recoveries in connection with the 2021 Dixie fire. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $104 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $361 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA. An immaterial increase was recorded in the second quarter of 2022.

Loss Recoveries

PG&E Corporation and the Utility have recovery mechanisms available for wildfire liabilities including from insurance, customers, and the Wildfire Fund. PG&E Corporation and the Utility record a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur, and the Utility can reasonably estimate the amount or its range. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries. For more information on the applicable facts and circumstances of the corresponding wildfires, see “2019 Kincade Fire,” “2020 Zogg Fire,” and “2021 Dixie Fire.”

Total probable recoveries for the 2021 Dixie fire as of June 30, 2022 are:

Potential Recovery Source (in millions)	2021 Dixie fire
Insurance	$555
FERC TO rates	104
WEMA	361
Wildfire Fund	150
Probable recoveries at June 30, 2022	$1,170

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

Insurance Receivable

Through June 30, 2022, PG&E Corporation and the Utility recorded $430 million for probable insurance recoveries in connection with the 2019 Kincade fire, $346 million for probable insurance recoveries in connection with the 2020 Zogg fire, and $555 million for probable insurance recoveries in connection with the 2021 Dixie fire. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2021	$563	$270	$414	$1,247
Accrued insurance recoveries (1)	(8)	8	—	—
Reimbursements (2)	—	(98)	(25)	(123)
Balance at June 30, 2022	$555	$180	$389	$1,124

(1) For the six months ended June 30, 2022, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase for the 2020 Zogg fire for $8 million.
(2) On July 14, 2022, the Utility received $19 million of insurance reimbursements related to the 2020 Zogg fire.

Regulatory Recovery

FERC TO rates

The Utility recognizes income and reduces its regulatory liability for potential refund through the FERC TO formula rate in future rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire, as of June 30, 2022, the Utility recorded a $104 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of June 30, 2022, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire were determined to be probable of recovery and the Utility recorded a $361 million regulatory asset in the WEMA. Cost recovery for incremental insurance premiums is addressed through a balancing account mechanism.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of June 30, 2022 reflects an expectation that the Coverage Year will be based on the calendar year with coverage limited to the 2021 Dixie Fire. For 2022, PG&E Corporation and the Utility have elected a Coverage Year that commences on January 1, 2022 at 12:01 a.m. Pacific Time and ends on December 31, 2022 at 12:00 a.m. Pacific Time.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses based on relevant factors that may have exacerbated the costs and expenses, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $3.0 billion based on its 2022 equity rate base, and is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

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

As of June 30, 2022, PG&E Corporation and the Utility recorded $150 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information see Note 3 above.

Wildfire-Related Securities Claims, Fire Victim Trust D&O Claims and Potential Insurance Recoveries

As further described under the headings “Wildfire-Related Securities Class Action” and “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process,” PG&E Corporation and the Utility face certain wildfire-related securities claims related to the 2017 Northern California wildfires and other claims related to the 2018 Camp fire and the PSPS program in the Chapter 11 Cases (i.e., the Subordinated Claims), and certain former directors, current and former officers, and underwriters of certain note offerings face wildfire-related securities claims in the District Court action. These securities claims are collectively referred to in this section as the “Wildfire-Related Securities Claims.”

Based on discussions with certain holders of Wildfire-Related Securities Claims, as well as the terms of the FVT D&O Claims Settlement Agreement (as defined below) and the settlement agreements with carriers of the D&O Insurance policies, PG&E Corporation believes it is probable that it will incur a loss in connection with the Wildfire-Related Securities Claims. As of June 30, 2022 and each as further described below:

•For the Wildfire-Related Securities Claims, based on discussions with the plaintiffs in the consolidated securities actions, PG&E Corporation recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best estimate of probable losses for such claims, though actual losses could be greater or less than this estimate.

•For the Insurance Coverage Claims, PG&E Corporation entered into an agreement with certain of its D&O Insurance carriers and has reached an agreement in principle with some of its other D&O Insurance carriers to settle the majority of the Insurance Coverage Claims and recorded an insurance receivable for $272 million. PG&E Corporation records a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur, and PG&E Corporation can reasonably estimate the amount or its range.

•For the Fire Victim Trust D&O Claims, the parties entered into a settlement agreement (the “FVT D&O Claims Settlement Agreement”) pursuant to which PG&E Corporation, the Utility, and certain former director and officer defendants will cause $117 million to be paid to the Fire Victim Trust. Proceeds from the D&O Insurance coverage will be paid first to the Fire Victim Trust for the Fire Victim Trust D&O Claims, and then PG&E Corporation will apply the remaining proceeds to the Wildfire-Related Securities Claims. Accordingly, PG&E Corporation recorded a $117 million payable to the Fire Victim Trust as of June 30, 2022.

As a result, PG&E Corporation believes it is probable that it will incur a net loss of $145 million in connection with these matters. As of June 30, 2022, the net loss is reflected in Other income (expense), net on PG&E Corporation’s Condensed Consolidated Statements of Income.

In the event that one or more of the settlements in these matters does not become effective, some or all parties are expected to continue to litigate, and at least some of the amounts of PG&E Corporation’s expected liabilities will remain uncertain.

Wildfire-Related Derivative Litigation

Two purported derivative lawsuits alleging claims for breach of fiduciary duties and unjust enrichment were filed in the San Francisco County Superior Court on November 16, 2017 and November 20, 2017, respectively, naming as defendants certain then-current and former members of the boards of directors and certain then-current and former officers of PG&E Corporation and the Utility. PG&E Corporation and the Utility were named as nominal defendants. These lawsuits were consolidated by the court on February 14, 2018 and denominated In Re California North Bay Fire Derivative Litigation (now re-captioned Trotter v. Williams et al.). On April 13, 2018, the plaintiffs filed a consolidated complaint. On January 28, 2019, this matter was automatically stayed by PG&E Corporation’s and the Utility’s commencement of the Chapter 11 Cases. PG&E Corporation’s and the Utility’s rights with respect to PG&E Corporation’s and the Utility’s claims, if any, directly or indirectly related to any of the Fires (as defined in the Plan) against former officers and directors of PG&E Corporation and the Utility were assigned to the Fire Victim Trust under the Plan (the “Fire Victim Trust D&O Claims”). Any such recovery was limited to the extent of any D&O Insurance policy proceeds paid by any insurance carrier on behalf of PG&E Corporation or the Utility for amounts owed pursuant to their indemnification obligations in connection with such causes of action. On March 8, 2021, the court granted a stipulation by the parties to substitute the trustee for the Fire Victim Trust as the plaintiff.

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

On February 24, 2021, the trustee filed an amended complaint in the Trotter v. Chew action, asserting two direct claims for breach of fiduciary duty against certain of PG&E Corporation’s and the Utility’s former directors and officers. Neither PG&E Corporation nor the Utility was a party to the action. On March 30, 2021, the Trotter v. Chew and Trotter v. Williams actions were consolidated. On April 26, 2021, the defendants filed demurrers to the amended complaint, which the court sustained in part and overruled in part on November 8, 2021. On November 18, 2021, the trustee filed a second amended complaint. On December 21, 2021, the defendants filed demurrers to the second amended complaint, which the court overruled. On March 10, 2022, the defendants filed motions for summary judgment.

On July 26, 2022, PG&E Corporation, the Utility, certain former director and officer defendants, and the Fire Victim Trust entered into the FVT D&O Claims Settlement Agreement, pursuant to which PG&E Corporation, the Utility, and certain former director and officer defendants will cause $117 million to be paid to the Fire Victim Trust from D&O Insurance policy proceeds, and the Fire Victim Trust will release, among other things, any claims related to the assigned claims and the pursuit of the Trotter v. Chew action. Pursuant to the Plan, the settlement amount must be paid solely from insurance proceeds from the “Side B” D&O Insurance coverage. Accordingly, the settlement is contingent upon, among other things, a final order from the Bankruptcy Court approving settlements among PG&E Corporation, the Utility, and their D&O Insurance carriers (see “Indemnification Obligations and D&O Insurance Coverage” below). The settlement is also contingent upon an order from the Bankruptcy Court approving a settlement of the claims described under the heading “Wildfire-Related Securities Class Action” below, subject to certain exceptions. As a result of the FVT D&O Claims Settlement Agreement, the Trotter v. Chew action has been stayed. As of June 30, 2022, PG&E Corporation recorded a $117 million payable to the Fire Victim Trust.

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

Based on discussions with the plaintiffs in this matter, PG&E Corporation believes it is probable that it will incur a loss in connection with this matter. PG&E Corporation recorded a liability in the aggregate amount of $300 million as of June 30, 2022 (before available insurance), which represents its best loss estimate for the Wildfire-Related Securities Claims. PG&E Corporation believes that it is reasonably possible that the amount of loss could be greater or less than the accrued estimated amount but is unable to reasonably estimate any additional loss because the amount of the liability has not been agreed or otherwise determined, and even if PG&E Corporation were to enter into an agreement with representatives of the plaintiffs in this matter (which would also resolve proofs of claim by these plaintiffs in the bankruptcy), any such agreement would be subject to, among other things, approval by the Bankruptcy Court and the District Court, and class members would have the right to opt out of any such agreement.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit and on December 15, 2021, PERA filed its opening brief. On February 14, 2022 and February 17, 2022, the Official Committee of Tort Claimants appointed in the Chapter 11 Cases and both PG&E Corporation and the Utility filed their answering briefs, respectively. On May 20, 2022, the Official Committee of Tort Claimants filed a motion to dismiss the case. On June 21, 2022, PERA filed its opposition, and PG&E Corporation and the Utility joined the motion to dismiss. On June 28, 2022, the Official Committee of Tort Claimants filed its reply. PERA’s appeal to the Ninth Circuit remains pending.

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

Indemnification Obligations and D&O Insurance Coverage

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations may extend to the claims asserted against certain directors and officers in the securities class actions and in the litigation matters enumerated above under the heading “Wildfire-Related Derivative Litigation.” PG&E Corporation and the Utility maintain D&O Insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the litigation matters enumerated above under the headings “Wildfire-Related Securities Class Action” and “Wildfire-Related Derivative Litigation,” and are in arbitration with the carriers regarding, among other things, the applicability of one year of D&O Insurance policies to those matters (the “Insurance Coverage Claims”).

In July 2022, PG&E Corporation, the Utility, and the former director and officer defendants entered into an agreement with certain of their D&O Insurance carriers and have reached an agreement in principle with some of their other D&O Insurance carriers to settle the majority of the Insurance Coverage Claims. As a result of these agreements, PG&E Corporation will receive insurance coverage in an aggregate amount of $272 million. These settlements are contingent upon approval by the Bankruptcy Court. As of June 30, 2022, PG&E Corporation recorded an insurance receivable for $272 million. Proceeds from the D&O Insurance coverage will be paid first to the Fire Victim Trust for the Fire Victim Trust D&O Claims, and then PG&E Corporation will apply the remaining proceeds to the Wildfire-Related Securities Claims.

PG&E Corporation and the Utility additionally have potential indemnification obligations to the underwriters for the Utility’s note offerings, pursuant to the underwriting agreements associated with those offerings. PG&E Corporation’s and the Utility’s indemnification obligations to the officers, directors and underwriters may be limited or affected by the Chapter 11 Cases, among other things.

The extent of PG&E Corporation’s and the Utility’s recovery of the D&O Insurance proceeds could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

NOTE 12: OTHER CONTINGENCIES AND COMMITMENTS

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2022 by approximately $357 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $223 million to Regulatory assets.

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

On March 17, 2022, the FERC issued a further order in the TO18 rate case proceeding finding that 9.26% is the just and reasonable base ROE for the Utility. With the incentive component of 50-basis points for the Utility’s continuing participation in the CAISO, the resulting ROE would be 9.76%. As a result, the Utility increased its regulatory liabilities for amounts previously collected during the TO18 and TO19 rate case periods from March 2017 through the first quarter of 2022 by approximately $62.5 million. On April 18, 2022, the Utility and several other parties sought rehearing of the FERC’s determination of the base ROE finding. On May 19, 2022, the FERC denied all parties’ rehearing requests. The Utility has filed an appeal in the D.C. Circuit Court of Appeals, as have the other parties that sought rehearing. The appeal is being held in abeyance until the FERC issues a substantive order on rehearing on the ROE issue.

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds.

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

As previously disclosed, on October 23, 2020, the CPUC approved $447 million in interim rate relief (which includes interest) pertaining to costs addressed in the 2020 WMCE application. As a result, the Utility proposed to recover the remaining $868 million revenue requirement over a one-year period (following the conclusion of interim rate relief recovery). Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

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

On September 21, 2021, the Utility and certain parties filed a motion with the CPUC seeking approval of a settlement agreement that would authorize the Utility to recover a revenue requirement of $591 million over a 24-month amortization period, which is in addition to the interim rate relief of $447 million. On April 7, 2022, the CPUC extended the statutory deadline for a PD in this matter to October 1, 2022.

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

On December 17, 2021, the CPUC issued a final decision authorizing the Utility’s request to establish memorandum accounts to track revenue requirement changes starting on January 1, 2022 and leaving the cost of capital rates at current levels, subject to true-up based on the CPUC’s decision on the 2022 cost of capital application. As of June 30, 2022, the Utility had not recorded a reserve for refunds related to these memorandum accounts.

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

On July 31, 2020, the Utility filed an application seeking recovery of $416.3 million in 2015 to 2022 revenue associated with $512 million of recorded capital expenditures. On July 7, 2021, the Utility filed a joint motion to adopt a settlement agreement reached with the active parties in the proceeding. On July 14, 2022, the CPUC approved a final decision approving the settlement agreement, which resolved all issues in this proceeding and authorized a $356.3 million revenue requirement for the period of 2015 through 2022. Of this amount, $313.3 million of revenues for the period 2015 through 2021 will be amortized in rates over 60 months and $43 million associated with 2022 will be amortized in rates over 12 months beginning August 1, 2022. Going forward, the as-yet undepreciated capital plant associated with this application was included in test year 2023 rate base in the Utility’s consolidated 2023 GRC.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $87 million and $77 million as of June 30, 2022 and December 31, 2021, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On February 28, 2022, the Ninth Circuit Court of Appeals entered an order certifying two questions of state law to the California Supreme Court. On June 1, 2022, the California Supreme Court accepted certification of the questions. The appellant filed his opening brief on July 1, 2022. The Utility’s answering brief is due by August 31, 2022, and the appellant’s reply brief is due within 20 days of the Utility’s answering brief.

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

Based on the information currently available, PG&E Corporation and the Utility believe it is probable that a liability has been incurred. Accordingly, PG&E Corporation and the Utility recorded a charge during the fourth quarter of 2021 for an amount that is not material. PG&E Corporation and the Utility do not believe that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	June 30, 2022	December 31, 2021
Topock natural gas compressor station	$301	$299
Hinkley natural gas compressor station	117	123
Former MGP sites owned by the Utility or third parties (1)	653	667
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	114	104
Fossil fuel-fired generation facilities and sites (3)	55	70
Total environmental remediation liability	$1,240	$1,263

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

The Utility’s environmental remediation liability as of June 30, 2022, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of June 30, 2022, the Utility expected to recover $982 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $240 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $491 million if the extent of contamination or necessary remediation at currently identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $48 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. The Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $47 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of further subdivided spaces. As of June 30, 2022, part of the space in the Lease has been made available for use. The Utility has recorded approximately $233 million in Operating lease right of use assets, approximately $55 million of leasehold improvements, which includes approximately $42 million that was provided to the Utility as lease incentives, and approximately $275 million in Operating lease liabilities in the Condensed Consolidated Financial Statements related to the Lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation’s and the Utility’s primary market risk results from changes in energy commodity prices.  PG&E Corporation and the Utility engage in price risk management activities for non-trading purposes only.  Both PG&E Corporation and the Utility may engage in these price risk management activities using forward contracts, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates.  See the section above entitled “Risk Management Activities” in MD&A and in Notes 9 and 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2022, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, see Notes 2, 11, and 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part I, MD&A: “Enforcement and Litigation Matters.”

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

Jurisdictions may attempt to acquire the Utility’s assets through eminent domain.

Jurisdictions may attempt to acquire the Utility’s assets through eminent domain (“municipalization”). In particular, the City and County of San Francisco (“San Francisco”) has submitted a petition with the CPUC seeking a valuation of the Utility’s electric assets in San Francisco and has expressed intent to acquire such assets. While San Francisco would still need to initiate and prevail in an eminent domain action in state court to acquire the Utility’s assets, there is no guarantee that the Utility would be successful in defending against such an action. If municipalization proceedings are permitted to move forward and are successful, the Utility would be entitled to receive the fair market value of the assets that are subject to the takeover effort, but the valuation issues in any municipalization proceeding would be highly contentious and could result in the Utility receiving less than what it believes is just compensation for the applicable assets. Any assets acquired by a third party through eminent domain would be excluded from the Utility’s rate base, reducing the Utility’s revenues and opportunity to earn a return. Assets that are targeted for municipalization generally are located in geographic areas that have a lower cost of service relative to billed revenues, so municipalization could negatively impact the affordability of the Utility’s service for remaining Utility customers served outside of those geographic areas. A successful municipalization attempt could also encourage similar attempts by other municipalities, which if successful, would further divide apart the Utility’s assets and reduce the Utility’s rate base, profitability, and affordability for remaining Utility customers. Additionally, it is unclear how the CPUC would allocate the compensation received by the Utility for its assets between shareholders and customers. As a result of these factors, municipalization could materially affect the Utility’s financial condition, results of operation, liquidity, and cash flow.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2022, PG&E Corporation did not contribute any equity securities to the Utility. Also during the quarter ended June 30, 2022, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act.

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On January 31, 2022 and April 14, 2022, the Fire Victim Trust exchanged 40,000,000 and 60,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of June 30, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 100,000,000 shares of PG&E Corporation common stock in the aggregate.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2022, PG&E Corporation did not redeem or repurchase any shares of common stock outstanding. PG&E Corporation does not have any preferred stock outstanding. During the quarter ended June 30, 2022, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of PG&E Corporation, effective as of June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Amendment of Articles of Incorporation of PG&E Corporation, effective as of May 19, 2022 (incorporated by reference to PG&E Corporation’s Form 8-K dated May 24, 2022 (File No. 1-12609), Exhibit 3.1)

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

4.1
Fourteenth Supplemental Indenture, dated as of April 4, 2022, relating to the collateral bond between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of collateral bond) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 4, 2022 (File No. 1-2348), Exhibit 4.1)

4.2
Fifteenth Supplemental Indenture, dated as of April 20, 2022, relating to the collateral bonds between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of collateral bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 4.1)

4.3
Sixteenth Supplemental Indenture, dated as of June 8, 2022, relating to the Mortgage Bonds, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of the Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 6, 2022 (File No. 1-2348), Exhibit 4.1)

10.1
Underwriting Agreement, dated June 6, 2022, by and among Pacific Gas and Electric Company, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 6, 2022 (File No. 1-2348), Exhibit 1.1)

10.2
Term Loan Credit Agreement, dated as of April 4, 2022, among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 4, 2022 (File No. 1-2348), Exhibit 10.1)

10.3
Term Loan Credit Agreement, dated as of April 20, 2022, among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.1)

10.4
Amendment No. 5 to Receivables Financing Agreement, dated as of March 18, 2022, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent

10.5
Amendment No. 6 to Receivables Financing Agreement, dated as of April 20, 2022, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.2)

10.6
Amendment No. 7 to Receivables Financing Agreement and Limited Waiver, dated as of June 21, 2022, by and among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent

10.7
Amendment No. 3 to Purchase and Sale Agreement, dated as of April 20, 2022, by and among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial Servicer and as an originator, the financial institutions party thereto and listed therein as committed lenders, conduit lenders, and group agents, and MUFG Bank, Ltd., as a Committed Lender, a Group Agent, and MUFG Bank, Ltd., Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.3)

10.8
Recovery Property Servicing Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer, dated as of May 10, 2022 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 6, 2022 (File No. 1-2348), Exhibit 10.1)

10.9
Recovery Property Purchase and Sale Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Seller, dated as of May 10, 2022 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 6, 2022 (File No. 1-2348), Exhibit 10.2)

10.10
Administration Agreement between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator, dated as of May 10, 2022 incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 6, 2022 (File No. 1-2348), Exhibit 10.3)

10.11	*	Form of Restricted Stock Unit Agreement for 2022 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan

10.12		PG&E Corporation 2021 Long-Term Incentive Plan, as amended effective as of June 16, 2022

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: July 28, 2022