Form 10-Q
period 2022-09-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2022-10-27
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				September 30, 2022
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
77 Beale Street							77 Beale Street
P.O. Box 770000							P.O. Box 770000
San Francisco,		California	94177				San Francisco,	California	94177
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of October 20, 2022:
PG&E Corporation:	2,465,443,675*
Pacific Gas and Electric Company:	264,374,809

*Includes 342,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 135,000,000 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
NOTE 3: SIGNIFICANT ACCOUNTING POLICIES
NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 5: DEBT
NOTE 6: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 7: EQUITY
NOTE 8: EARNINGS PER SHARE
NOTE 9: DERIVATIVES
NOTE 10: FAIR VALUE MEASUREMENTS
NOTE 11: WILDFIRE-RELATED CONTINGENCIES
NOTE 12: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
RISK FACTORS	Part II, Item 1A

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2
EXHIBITS	Part II, Item 6
SIGNATURES

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2021 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2021
Form 10-Q	PG&E Corporation’s and Utility’s joint Quarterly Report on Form 10-Q for the period ended September 30, 2022
AB	Assembly Bill
ALJ	administrative law judge
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
APD	alternate proposed decision
ARO	asset retirement obligation
ASU	accounting standard update issued by the FASB
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CAPP	California Arrearage Payment Program
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020, with the Bankruptcy Court
Corporation Revolving Credit Agreement
Credit Agreement, dated as of July 1, 2020, as amended, by and among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent

CHT	Customer Harm Threshold
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
D&O Insurance	directors’ and officers’ liability insurance
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	Department of Energy
DTSC	Department of Toxic Substances Control
DWR	Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPSS	Enhanced Powerline Safety Settings
EVM	enhanced vegetation management
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be funded
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles

GRC	general rate case
GT&S	gas transmission and storage
HSMA	hazardous substance memorandum account
IRC	Internal Revenue Code
IOUs	investor-owned utility(ies)
Kincade Amended Complaint	The amended criminal complaint filed by the Sonoma County District Attorney’s Office on January 28, 2022 in connection with the 2019 Kincade fire
Kincade Complaint	The criminal complaint filed by the Sonoma County District Attorney’s Office on April 6, 2021 in connection with the 2019 Kincade fire
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGMA	Microgrids Memorandum Account
MGP	manufactured gas plants
MW	megawatt
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
OIR	order instituting rulemaking
Pacific Generation	Pacific Generation, LLC
PD	proposed decision
PERA	Public Employees Retirement Association
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan
PSPS	Public Safety Power Shutoff
RA	Resource Adequacy
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SOFR	Secured Overnight Financing Rate

SPV	PG&E AR Facility, LLC
Tax Act	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
Utility Revolving Credit Agreement
Credit Agreement, dated as of July 1, 2020, as amended, by and among the Utility, the several banks and other financial institutions or entities party thereto from time to time and Citibank, N.A., as Administrative Agent and Designated Agent

VIE(s)	variable interest entity(ies)
VMBA	Vegetation Management Balancing Account
VSP	voluntary separation program
WEMA	Wildfire Expense Memorandum Account
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment
WMBA	Wildfire Mitigation Balancing Account
WMCE	Wildfire Mitigation and Catastrophic Events
WMP	wildfire mitigation plan
WMPMA	Wildfire Mitigation Plan Memorandum Account
Zogg Complaint	The criminal complaint filed by the Shasta County District Attorney’s Office on September 24, 2021

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines associated with various investigations and proceedings; forecasts of capital expenditures; forecasts of expense reduction; estimates and assumptions used in critical accounting estimates, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “commit,” “goal,” “will,” “may,” “should,” “would,” “could,” “potential” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•the extent to which the Wildfire Fund and revised recoverability standard under AB 1054 effectively mitigate the risk of liability for damages arising from catastrophic wildfires, including whether the Utility maintains an approved WMP and a valid safety certification and whether the Wildfire Fund has sufficient remaining funds;

•the risks and uncertainties associated with wildfires that have occurred or may occur in the Utility’s service territory, including the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), the wildfire that began on September 27, 2020 in the area of Zogg Mine Road and Jenny Bird Lane, north of Igo in Shasta County, California (the “2020 Zogg fire”), the wildfire that began on July 13, 2021 near the Cresta Dam in the Feather River Canyon in Plumas County, California (the “2021 Dixie fire”), the wildfire that began on September 6, 2022 near OxBow Reservoir in Placer County, California (the “2022 Mosquito fire”), and any other wildfires for which the causes have yet to be determined; the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC; the outcome of the criminal proceeding initiated against the Utility in connection with the 2020 Zogg fire and three other fires in Shasta County, California; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; the risk that the Utility is not able to recover costs from insurance, from the Wildfire Fund or through rates; and the effect on PG&E Corporation’s and the Utility’s reputations of such wildfires, investigations and proceedings;

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

◦privacy and cybersecurity; and

◦taxes and tax audits;

•the timing and outcomes of the Utility’s pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested; and including the Utility’s application to transfer its non-nuclear generation assets to Pacific Generation and the potential sale of a minority interest in Pacific Generation;

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

PG&E Corporation’s and the Utility’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements, are available free of charge on both PG&E Corporation’s website, www.pgecorp.com, and the Utility's website, www.pge.com, as promptly as practicable after they are filed with, or furnished to, the SEC. Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors , including regarding dividends, at http://investor.pgecorp.com, under the “Chapter 11,” “Wildfire and Safety Updates,” “News & Events: Events & Presentations,” and “Shareholders: Dividend Information” tabs, respectively, in order to publicly disseminate such information. Specifically, within two hours during business hours or four hours outside of business hours of the determination that an incident is attributable or allegedly attributable to the Utility’s electric facilities and has resulted in property damage estimated to exceed $50,000, a fatality or injury requiring overnight in-patient hospitalization, or significant public or media attention, the Utility is required to submit an electric incident report including information about such incident. The information included in an electric incident report is limited and may not include important information about the facts and circumstances about the incident due to the limited scope of the reporting requirements and timing of the report and is necessarily limited to information to which the Utility has access at the time of the report. Ignitions are also reportable under CPUC Decision 14-02-015 when they involve self-propagating fire of material other than electrical or communication facilities; the fire traveled greater than one linear meter from the ignition point; and the Utility has knowledge that the fire occurred. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such website is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link.

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

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Any Future Wildfires, Wildfire Insurance, and AB 1054. While PG&E Corporation and the Utility cannot predict the occurrence, timing or extent of damages in connection with future wildfires, factors such as environmental conditions (including weather and vegetation conditions) and the efficacy of wildfire risk mitigation initiatives and third-party suppression efforts are expected to influence the frequency and severity of future wildfires. To the extent that future wildfires occur in the Utility’s service territory, the Utility may incur costs associated with the investigations of the causes and origins of such fires, even if it is subsequently determined that such fires were not caused by the Utility’s facilities. The financial impact of future wildfires could be mitigated through insurance, the Wildfire Fund, or other forms of cost recovery. However, the Utility may not be able to obtain sufficient wildfire insurance coverage at a reasonable cost, or at all, and any such coverage may include limitations that could result in substantial uninsured losses depending on the amount and type of damages resulting from covered events, including coverage limitations applicable to different insurance layers. The Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any Wildfire Fund coverage year (“Coverage Year”) that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054. In addition, the policy reforms contemplated by AB 1054 are likely to affect the financial impact of future wildfires on PG&E Corporation and the Utility should any such wildfires occur. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires and serves as an alternative to traditional insurance products, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. See “Loss Recoveries” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

•The Timing and Outcome of Ratemaking and Other Proceedings. The Utility’s financial results may be impacted by the timing and outcome of its FERC TO18 rate case and the resulting impact on the TO19 and TO20 rate cases, 2023 GRC, 2020 and 2021 WMCE, and cost of capital applications and its ability to timely recover costs not currently in rates, including costs already incurred and future costs tracked in its CEMA, WEMA, WMPMA, FRMMA, CPPMA, VMBA, WMBA, and RTBA. The Utility’s financial results may be impacted by the timing and outcome of its application to transfer its non-nuclear generation assets to Pacific Generation and the potential sale of a minority interest in Pacific Generation. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 4 and 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.

•The Impact of Wildfires. PG&E Corporation’s and the Utility’s liabilities for the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire are significant and may be excluded from any potential amounts recoverable under applicable insurance policies, the WEMA, FERC TO rates, or the Wildfire Fund under AB 1054. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. Liabilities in excess of recoverable amounts for these wildfires could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

As of September 30, 2022, PG&E Corporation and the Utility had recorded an aggregate liability of $950 million, $375 million, $1.15 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses, but do not include all categories of potential damages and losses. Claims related to the 2019 Kincade fire that were not satisfied in full as of the Emergence Date were not discharged in connection with emerging from Chapter 11.

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

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Coverage Year, the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount, except that recoveries for the 2019 Kincade fire would be subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy, and recoveries for each of these fires would also be subject to the other limitations and requirements under AB 1054. As of September 30, 2022, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $347 million for the 2020 Zogg fire, $553 million for the 2021 Dixie fire, and $40 million for the 2022 Mosquito fire. As of September 30, 2022, the Utility has recorded regulatory recovery and Wildfire Fund receivables of $473 million and $150 million, respectively, for the 2021 Dixie fire. As of September 30, 2022, the Utility has recorded regulatory recovery of $60 million for the 2022 Mosquito fire. The Utility’s recorded receivables for regulatory recovery and with respect to the Wildfire Fund take into account the revised prudency standard and the presumption of reasonableness of the Utility’s conduct under AB 1054. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivable. There can be no assurance that such amounts will ultimately be recovered, and the Utility does not expect that any of its liability insurance would cover restitution payments, if such payments were ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire. See “2019 Kincade Fire,” “2020 Zogg Fire,” “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

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

•The Impact of the COVID-19 Pandemic. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. In particular, the Utility continues to experience increased arrearages. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers and the cap on the number of service disconnections for residential customers. The Utility continues to monitor the overall impact of the COVID-19 pandemic. PG&E Corporation and the Utility expect additional financial impacts in the future as a result of the COVID-19 pandemic. Other impacts of the COVID-19 pandemic on PG&E Corporation and the Utility have included operational disruptions, workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment, delays in production and shipping of materials used in the Utility’s operations, higher credit spreads and borrowing costs and could potentially also include a reduction in revenue due to the cost of capital adjustment mechanism and incremental financing needs. For more information on the impact of the COVID-19 pandemic on PG&E Corporation and the Utility, see “PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic.” in Item 1A. Risk Factors in the 2021 Form 10-K and “COVID-19” in Liquidity and Financial Resources below.

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

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. On January 31, 2022, April 14, 2022, and October 4, 2022, the Fire Victim Trust exchanged 40,000,000, 60,000,000, and 35,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. In the nine months ended September 30, 2022, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 100,000,000 shares resulted in an aggregate tax benefit of $337 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,465,443,675 shares outstanding as of October 20, 2022, only 1,644,956,495 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of October 20, 2022, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of October 20, 2022 was 3.16% of outstanding shares. As of October 20, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 135,000,000 shares of PG&E Corporation common stock in the aggregate.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and nine months ended September 30, 2022 and 2021. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Consolidated Total	$456	$(1,091)	$1,287	$(574)
PG&E Corporation	(31)	(46)	(323)	(139)
Utility	$487	$(1,045)	$1,610	$(435)

PG&E Corporation’s net loss primarily consists of income taxes, interest expense on long-term debt, and charges related to Wildfire-Related Securities Claims. For more information on Wildfire-Related Securities Claims, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

CPUC and FERC rates decouple authorized revenue from the volume of electricity and natural gas sales, so the Utility receives revenue equal to the amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity and natural gas sold does not have a direct impact on PG&E Corporation’s and the Utility’s financial results.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,603	$1,292	$3,895	$2,659	$1,522	$4,181
Natural gas operating revenues	1,137	362	1,499	998	286	1,284
Total operating revenues	3,740	1,654	5,394	3,657	1,808	5,465
Cost of electricity	—	1,032	1,032	—	1,133	1,133
Cost of natural gas	—	257	257	—	176	176
Operating and maintenance	1,771	477	2,248	2,250	543	2,793
Wildfire-related claims, net of recoveries	9	—	9	94	—	94
Wildfire Fund expense	118	—	118	162	—	162
Depreciation, amortization, and decommissioning	1,002	—	1,002	801	—	801
Total operating expenses	2,900	1,766	4,666	3,307	1,852	5,159
Operating income (loss)	840	(112)	728	350	(44)	306
Interest income	42	—	42	—	—	—
Interest expense	(458)	—	(458)	(342)	—	(342)
Other income, net	15	112	127	89	44	133
Income before income taxes	439	—	439	97	—	97
Income tax provision (benefit) (1)			(51)			1,139
Net income (loss)			490			(1,042)
Preferred stock dividend requirement (1)			3			3
Income (Loss) Available for Common Shareholders			$487			$(1,045)

(1) These items impacted earnings for the three months ended September 30, 2022 and 2021.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$7,893	$3,850	$11,743	$7,544	$3,983	$11,527
Natural gas operating revenues	2,992	1,575	4,567	2,821	1,048	3,869
Total operating revenues	10,885	5,425	16,310	10,365	5,031	15,396
Cost of electricity	—	2,314	2,314	—	2,570	2,570
Cost of natural gas	—	1,177	1,177	—	670	670
Operating and maintenance	5,293	2,272	7,565	5,782	1,923	7,705
SB 901 securitization charges, net	40	—	40	—	—	—
Wildfire-related claims, net of recoveries	153	—	153	261	—	261
Wildfire Fund expense	353	—	353	399	—	399
Depreciation, amortization, and decommissioning	2,915	—	2,915	2,540	—	2,540
Total operating expenses	8,754	5,763	14,517	8,982	5,163	14,145
Operating income (loss)	2,131	(338)	1,793	1,383	(132)	1,251
Interest income	71	—	71	17	—	17
Interest expense	(1,175)	—	(1,175)	(1,032)	—	(1,032)
Other income, net	77	338	415	258	132	390
Reorganization items, net	—	—	—	(12)	—	(12)
Income before income taxes	1,104	—	1,104	614	—	614
Income tax provision (benefit) (1)			(516)			1,039
Net income (loss)			1,620			(425)
Preferred stock dividend requirement (1)			10			10
Income (Loss) Available for Common Shareholders			$1,610			$(435)

(1) These items impacted earnings for the nine months ended September 30, 2022 and 2021.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and nine months ended September 30, 2022 and 2021, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $83 million, or 2%, in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the recognition of approximately $180 million in revenues related to the final decision approving $356.3 million in revenue requirements for capital expenditures incurred in the period from 2011 through 2014 for its GT&S system (see “2015 Gas Transmission and Storage Rate Case and 2011-2014 Gas Transmission and Storage Capital Expenditures Audit” in Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1 below), increased base revenues authorized in the 2020 GRC, and additional revenues as authorized through the FERC formula rate. The increases were partially offset by approximately $80 million of previously deferred revenues recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below).

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $520 million, or 5%, in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the recognition of approximately $310 million in revenues related to the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below), the recognition of approximately $180 million in revenues related to the final decision approving $356.3 million in revenue requirements for capital expenditures incurred in the period from 2011 through 2014 for its GT&S system (see “2015 Gas Transmission and Storage Rate Case and 2011-2014 Gas Transmission and Storage Capital Expenditures Audit” in Note 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1 below), increased base revenues authorized in the 2020 GRC, and additional revenues as authorized through the FERC formula rate. These increases were partially offset by a decrease of approximately $80 million of previously deferred revenues recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below).

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $479 million, or 21%, in the three months ended September 30, 2022, compared to the same period in 2021, as a result of operating cost efficiencies and decreases in the recognition of previously deferred costs including approximately $80 million recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below) in the three months ended September 30, 2021 with no comparable charge in the same period in 2022. In addition, in the three months ended September 30, 2021, the Utility recorded a $124 million charge related to the September 21, 2021 joint motion for approval of settlement agreement associated with the 2020 WMCE filing, with no comparable charge in the same period in 2022.

The Utility’s operating and maintenance expenses that impacted earnings decreased by $489 million, or 8%, in the nine months ended September 30, 2022, compared to the same period in 2021, as a result of operating cost efficiencies and decreases in the recognition of previously deferred costs including $90 million related to residential uncollectibles and $105 million recognized in conjunction with interim rate relief associated with the WMCE application (see “2020 WMCE Application” below). In addition, during the nine months ended September 30, 2021, the Utility recorded a $124 million charge related to the September 21, 2021 joint motion for approval of settlement agreement associated with the 2020 WMCE filing, with no comparable charge in the same period in 2022. These decreases were partially offset by the recognition of approximately $310 million of previously deferred expenses which were authorized by the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below) in the nine months ended September 30, 2022, compared to the same period in 2021.

SB 901 Securitization Charges, Net

SB 901 securitization charges, net, that impacted earnings increased by $40 million, or 100%, in the nine months ended September 30, compared to the same period in 2021. In the second quarter of 2022, as a result of the establishment of the SB 901 securitization regulatory asset and liability, the Utility recorded a $40 million charge. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Recoveries

Costs related to wildfires that impacted earnings decreased by $85 million, or 90% in the three months ended September 30, 2022, compared to the same period in 2021. The Utility recognized pre-tax charges of $100 million related to the 2022 Mosquito fire in the three months ended September 30, 2022, as compared to pre-tax charges of $1.15 billion related to the 2021 Dixie fire in the three months ended September 30, 2021. The 2022 Mosquito fire charges were partially offset by $90 million of probable recoveries through insurance and the WEMA in the three months ended September 30, 2022, as compared to $1.06 billion of probable recoveries through insurance, the WEMA, and the Wildfire Fund related to the 2021 Dixie fire in the three months ended September 30, 2021. See “Loss Recoveries” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 below.

Costs related to wildfires that impacted earnings decreased by $108 million, or 41%, in the nine months ended September 30, 2022, compared to the same period in 2021. The Utility recognized pre-tax charges of $150 million related to the 2019 Kincade fire and $100 million related to the 2022 Mosquito fire in the nine months ended September 30, 2022, as compared to pre-tax charges of $1.15 billion related to the 2021 Dixie fire, $175 million related to the 2019 Kincade fire, and $100 million related to the 2020 Zogg fire in the nine months ended September 30, 2021. The 2022 Mosquito fire charges were partially offset by $90 million of probable recoveries through insurance and the WEMA in the nine months ended September 30, 2022, as compared to $1.06 billion of probable recoveries through insurance, the WEMA, and the Wildfire Fund related to the 2021 Dixie fire and $108 million of probable insurance recoveries related to the 2020 Zogg fire in the nine months ended September 30, 2021. See “Loss Recoveries” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 below.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense that impacted earnings decreased by $44 million, or 27%, and $46 million, or 12%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to accelerated amortization of the Wildfire Fund asset recorded in 2021 as a result of the Wildfire Fund receivable accrued in relation to the 2021 Dixie fire, with no comparable amounts recorded in 2022.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $201 million, or 25%, and $375 million, or 15%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to capital additions and an increase in decommissioning expense beginning in January 2022 as a result of the final 2018 NDCTP decision.

Interest Income

Interest income that impacted earnings increased by $42 million, or 100%, and increased by $54 million, or 318%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

Interest expense that impacted earnings increased by $116 million, or 34%, and increased by $143 million, or 14%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the issuance of additional long-term debt and an increase in interest rates on variable-rate debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact the equity component of allowance for funds used during construction, and gains and losses on equity securities held by the customer credit trust.

Reorganization Items, Net

There was no material change to reorganization items, net that impacted earnings for the periods presented.

Income Tax Provision (Benefit)

Income tax benefit increased by $1,190 million and $1,555 million, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to a write-off of a deferred tax asset associated with the grantor trust election for the Fire Victim Trust in the three and nine months ended September 30, 2021 with no comparable amount in 2022. Additionally, income tax provision increased due to a benefit recognized related to the sale of shares in the Fire Victim Trust in the nine months ended September 30, 2022 with no comparable benefits in the same period in 2021. The income tax provision also increased due to a higher pre-tax income in the three and nine months ended September 30, 2022, compared to the same periods in 2021.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(4.8)%	303.4%	(10.9)%	45.3%
Effect of regulatory treatment of fixed asset differences (2)	(34.6)%	(156.8)%	(32.4)%	(57.4)%
Tax credits	(0.8)%	(3.3)%	(0.9)%	(1.5)%
Fire Victim Trust (3)	—%	994.5%	(22.9)%	155.4%
Other, net	7.6%	29.6%	(0.7)%	6.6%
Effective tax rate	(11.6)%	1,188.4%	(46.8)%	169.4%

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
(3) Includes the effect of the grantor trust election for the Fire Victim Trust in the three and nine months ended September 30, 2021. Includes the effect of the grantor trust election for the Fire Victim Trust and the tax benefit for the sale of shares by the Fire Victim Trust in the nine months ended September 30, 2022. See “Tax Matters” above and Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Utility Revenues and Costs that Did Not Impact Earnings

Fluctuations in revenues that did not impact earnings are primarily driven by procurement costs.  See below for more information.

Cost of Electricity

The Utility’s cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities.  Cost of electricity also includes net sales (Utility owned generation and third parties) in the CAISO electricity markets. See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost effectiveness of each source of electricity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cost of purchased power, net	$879	$1,017	$2,016	$2,344
Fuel used in generation facilities	153	116	298	226
Total cost of electricity	$1,032	$1,133	$2,314	$2,570

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cost of natural gas sold	$224	$144	$1,070	$567
Transportation cost of natural gas sold	33	32	107	103
Total cost of natural gas	$257	$176	$1,177	$670

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

Nuclear Operations

Capacity factors, which are significantly affected by the number and duration of refueling and non-refueling outages, reflect the availability of Diablo Canyon’s generation to the California electricity market. Management analyzes capacity factors by comparing Diablo Canyon’s actual generation to forecasted annual capacity factors, which reflect planned refueling outages, curtailments for condenser cleaning, allowances for minor curtailments resulting from equipment issues, and curtailments for major ocean storms. Capacity factors do not currently impact PG&E Corporation’s and the Utility’s results of operations, except to the extent requested cost recovery is denied because the costs are found to be imprudently incurred.

Apart from cost-of-service ratemaking and beginning on September 2, 2022, the Utility is entitled to receive a monthly performance-based disbursement. (See “Senate Bill 846” below.)

The Utility manages its scheduled refueling outages with the objective of minimizing their duration and maintaining high nuclear generating capacity factors, resulting in a stable generation base for the Utility’s wholesale and retail power marketing activities. During scheduled refueling outages, the Utility performs maintenance and equipment upgrades in order to minimize the occurrence of unplanned outages and to maintain safe, reliable operations. For the year ended December 31, 2021, and the nine months ended September 30, 2022, Diablo Canyon achieved an average capacity factor of 84% and 94%, respectively. As previously disclosed, Diablo Canyon Unit 2 experienced five outages between July 2020 and April 2021, each due or related to malfunctions within the main generator associated with excessive vibration.

In addition to the maintenance and equipment upgrades performed by the Utility during scheduled refueling outages, the Utility has extensive operating and security procedures in place to ensure the safe operation of Diablo Canyon. The Utility also has extensive safety systems in place designed to protect the plant, personnel, and surrounding area in the unlikely event of an accident or other incident.

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

COVID-19

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic, the emergence of variant strains of the virus (including Delta and Omicron), and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have impacted and will continue to impact the Utility for an indeterminate period of time. In particular, the Utility continues to experience increased arrearages. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, the cap on the number of service disconnections for residential customers, and the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections.” The Utility has resumed non-residential service and residential service disconnections as of October 13, 2022. The CPUC has set an annual cap on the number of residential disconnections. The Utility’s accounts receivable balances over 30 days outstanding as of September 30, 2022, were approximately $1.1 billion, or $869 million higher as compared to the balance as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic.

As of September 30, 2022, PG&E Corporation and the Utility had access to approximately $2.6 billion of total liquidity comprised of approximately $107 million of Utility cash, $155 million of PG&E Corporation cash and $2.3 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities. The 2022 cost of capital application was filed off-cycle based on the extraordinary event of the COVID-19 pandemic and related government response. See “Cost of Capital Proceedings” below for more information.

The Utility established the CPPMA memorandum accounts for tracking costs related to the CPUC’s emergency authorization and order for the period the CPPMA was in effect. As of September 30, 2022, the CPPMA totaled $32 million and is reflected in Long-term regulatory assets on the Condensed Consolidated Balance Sheets. In addition to the $32 million recorded to the CPPMA, the Utility recorded approximately $109 million of undercollections from residential customers from March 4, 2020 to September 30, 2022 to the RUBA, which has been approved by the CPUC and is reflected in Regulatory balancing accounts receivable on the Condensed Consolidated Balance Sheets.

On June 30, 2022, the Governor of California signed AB 205, which included authorization for additional incremental CAPP funding of $958 million for California IOUs to be determined by the California Department of Community Services and Development. The Utility and the community choice aggregators in its territory expect to receive $219 million to reduce the amounts owed by customer accounts in arrears.

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

Financial Resources

Equity Financings

On April 30, 2021, PG&E Corporation entered into an Equity Distribution Agreement with the Agents, the Forward Sellers and the Forward Purchasers (each as defined in “At the Market Equity Distribution Program” in Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1.), establishing an at the market equity distribution program, pursuant to which PG&E Corporation, through the Agents, may offer and sell from time to time shares of PG&E Corporation’s common stock having an aggregate gross sales price of up to $400 million. The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of common stock by PG&E Corporation to or through the Agents, PG&E Corporation may enter into Forward Sale Agreements (as defined in “At the Market Equity Distribution Program” in Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1) with the Forward Purchasers.

As of September 30, 2022, there was $400 million available under PG&E Corporation’s At the Market Equity Distribution Program for future offerings. During the nine months ended September 30, 2022, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement.

PG&E Corporation plans to meet its capital requirements for 2022 and 2023 through internally-generated funds and the issuance of long-term debt, short-term debt, and the potential sale of a minority interest in Pacific Generation. (See “Application with Pacific Generation LLC for Approval to Transfer Non-Nuclear Generation Assets.”) PG&E Corporation does not plan to issue any equity securities in 2022, 2023, or 2024. Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, the timing and outcome of ratemaking proceedings, and the timing and terms of other financings, including the potential sale of a minority interest in Pacific Generation.

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

Credit Facilities

As of September 30, 2022, PG&E Corporation and the Utility had $500 million and $1.8 billion available under their respective $500 million and $4.0 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.0 billion and $1.5 billion depending on the periods set forth in the amendment. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time.

PG&E Corporation

As previously disclosed, on July 1, 2020, PG&E Corporation entered into the Corporation Revolving Credit Agreement, which it subsequently amended.

On October 4, 2022, PG&E Corporation further amended the Corporation Revolving Credit Agreement to, among other things, extend the maturity date of such agreement to June 22, 2025 (subject to a one-year extension at the option of PG&E Corporation).

Utility

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

On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion. On August 12, 2022, the SPV requested such an increase to the facility limit, and the facility limit was subsequently increased to $1.5 billion on August 22, 2022. On September 30, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, extend the scheduled termination date to September 30, 2024 and implement a seasonal facility limit. After giving effect to the amendment, the facility limit fluctuates between $1.0 billion and $1.5 billion based on the periods set forth in the amendment.

As previously disclosed, on July 1, 2020, the Utility entered into the Utility Revolving Credit Agreement, which it subsequently amended.

On October 4, 2022, the Utility further amended the Utility Revolving Credit Agreement to, among other things, (i) increase the aggregate commitments provided by the lenders to $4.4 billion and (ii) extend the maturity date of such agreement to June 22, 2027 (subject to a one-year extension at the option of the Utility).

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

On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, which was paid on May 13, 2022, to holders of record on April 29, 2022 and declared a dividend on the Utility’s preferred stock totaling $3.5 million, which was paid on May 15, 2022, to holders of record on April 29, 2022. On September 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock, payable on November 15, 2022, to holders of record on October 31, 2022.

On June 15, 2022, the Board of Directors of the Utility also reinstated the dividend on the Utility’s common stock and declared a common stock dividend of $425 million that was paid to PG&E Corporation on June 17, 2022. On September 15, 2022, the Board of Directors of the Utility declared a common stock dividend of $425 million that was paid to PG&E Corporation on September 16, 2022. No dividend is payable until declared by the Board of Directors of the Utility.

Subject to the dividend restrictions as described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K, any decision to declare and pay dividends on PG&E Corporation’s common stock in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions, and other factors that the Board of Directors may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items. PG&E Corporation currently is unable to predict when it will commence the payment of dividends on its common stock.

Utility Cash Flows

The Utility’s cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$2,940	$2,220
Net cash used in investing activities	(8,173)	(4,823)
Net cash provided by financing activities	5,304	2,479
Net change in cash, cash equivalents, and restricted cash	$71	$(124)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During the nine months ended September 30, 2022, net cash provided by operating activities increased by $720 million compared to the same period in 2021.  This increase was primarily due to a reduction in accounts receivable in 2022 resulting from the CAPP relief payment of approximately $300 million received in January 2022 to reduce the amounts owed by customer accounts in arrears. In addition, during the nine months ended September 30, 2022, the Utility made a payment to the Fire Victim Trust of $592 million as compared to a payment of $758 million in the same period in 2021.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire and the timing and amount of any potential related insurance, Wildfire Fund, and regulatory recoveries;

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

•the timing and amount of the gain from the potential sale of a minority interest in Pacific Generation (see “Regulatory Matters” below for more information);

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

Investing Activities

Net cash used in investing activities increased by $3.4 billion during the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily driven by a $1.9 billion increase in capital expenditures, including additional system hardening and emergency response work performed in 2022. Additionally, the Utility purchased $1.0 billion of investments as part of the creation of the customer credit trust, with no similar purchases in 2021.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.8 billion and $9.4 billion of capital expenditures in 2022 and between $7.9 billion and $11.2 billion in 2023. Cash provided by or used in investing activities is also driven by proceeds and purchases of customer credit trust investments. Additionally, future cash flows used in investing activities will be impacted by the timing and amount related to the intended purchase of the Lakeside Building.

Financing Activities

Net cash provided by financing activities increased by $2.8 billion during the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was due to the issuance of $7.5 billion in SB 901 recovery bonds and a $1.0 billion increase in net borrowings under credit facilities, partially offset by a $4.9 billion decrease in proceeds from issuance of long-term debt, net of repayments, during the nine months ended September 30, 2022, as compared to the same period in 2021. Additionally, the Utility received equity contributions from PG&E Corporation of $427 million, which were offset by common stock dividend payments of $850 million. The net increase was also offset by $370 million of proceeds received in 2021 from the sale of future revenue from transmission tower license sales, with no similar receipts in 2022.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments.  Additionally, future cash flows from financing activities will be affected by the timing and outcome of the Utility’s second AB 1054 securitization transaction, dividend payments, and equity contributions from PG&E Corporation.

ENFORCEMENT AND LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 2, Note 11, and 12 of the Notes to the Condensed Consolidated Financial Statements in Item 1. that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

On August 18, 2021, the then-president of the CPUC informed the Utility that the CPUC staff intends to conduct a fact-finding review regarding a pattern of self-reported missed inspections and other self-reported safety incidents to determine whether a recommendation to advance the Utility further within the EOEP is warranted.

The Utility is unable to predict whether additional fines or penalties may be imposed, or other regulatory actions may be taken.

Vegetation Management

The CPUC placed the Utility into step 1 of the EOEP on April 15, 2021 and imposed additional reporting requirements on the Utility. The CPUC’s resolution states that a step 1 triggering event had occurred because the Utility had “made insufficient progress toward approved safety or risk-driven investments related to its electric business.” The resolution found that, based on the CPUC’s evaluation of the Utility’s EVM work in 2020, the Utility was “not sufficiently prioritizing its Enhanced Vegetation Management (“EVM”) based on risk” and was “not making risk-driven investments.” The resolution also found that “less than five percent of the EVM work” the Utility completed in 2020 “was on the 20 highest risk power lines according to its own risk rankings.”

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

On October 14, 2022, the CPUC issued a draft resolution authorizing the Utility to exit the EOEP. The CPUC is scheduled to vote on the draft resolution on November 17, 2022.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC, and other federal and state regulatory agencies. The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

During the three months ended September 30, 2022 and through the date of this filing, the Utility has continued to make progress on regulatory and legislative matters.

•On September 2, 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon until 2030. The Utility filed an application for federal funding through the U.S. DOE’s Civil Nuclear Credit program on September 2, 2022. On October 18, 2022, the Utility executed the loan agreement with the DWR. On September 29, 2022, the Governor of California also signed SB 884, which authorizes and expedites OEIS and CPUC review of a 10-year undergrounding plan.

•On September 6, 2022, the Utility submitted update testimony in the 2023 GRC. The update testimony reflects updates for escalation rates and federal tax law and increases the Utility’s revenue requirement request by $835 million for 2023. On October 7, 2022, the Utility filed a settlement agreement with two parties to the proceeding pursuant to which the Utility’s wildfire insurance would be entirely based on self-insurance.

•On September 28, 2022, the Utility filed an application with the CPUC regarding the separation of its non-nuclear generation assets into a stand-alone Utility subsidiary and the potential sale of a minority interest in the newly-formed subsidiary to one or more investors to be identified.

•On September 30, 2022, the CPUC issued a PD and an APD in the Utility’s 2022 cost of capital proceeding. Both the PD and the APD find that an extraordinary event occurred, though only the PD opens a second phase to determine a new 2022 cost of capital.

•On October 6, 2022, OEIS issued a draft decision approving the Utility’s 2022 WMP.

•On October 11, 2022, the CPUC issued a PD and an APD regarding the Utility’s 2020 WMCE application. The Utility intends to seek further review of both proposed decisions.

•On October 14, 2022, the CPUC issued a draft resolution authorizing the Utility to exit the EOEP. The CPUC is scheduled to vote on the draft resolution on November 17, 2022.

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

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization for these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of September 30, 2022, the Utility had recorded an aggregate amount of approximately $5.7 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, MGMA, and RTBA. Of these costs, approximately $800 million was authorized for recovery and accounted for as current, and $4.9 billion was accounted for as long term as of September 30, 2022. See Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

If the amount of the costs recorded in these accounts continues to increase or the delay between incurring and recovering costs lengthens, PG&E Corporation and the Utility may incur additional financing costs. If the Utility does not recover the full amount of its recorded costs, the difference between the recorded and recovered amounts would be written off as a non-cash disallowance. Such disallowances could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the nine months ended September 30, 2022 are summarized in the following table:

Proceeding	Request	Status
2020 WMCE	Revenue requirement of approximately $1.28 billion	Settlement agreement to recover $1.04 billion of revenue requirement filed September 2021. PD and APD issued in October 2022.
2021 WMCE	Revenue requirement of approximately $1.47 billion	PD scheduled for the fourth quarter of 2022.
2018 CEMA	Revenue requirement of $763 million	Settlement agreement to recover $683 million plus interest approved March 2022.

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

On September 21, 2021, the Utility and certain parties filed a motion with the CPUC seeking approval of a settlement agreement that would resolve all of the issues raised by the settling parties in the 2020 WMCE application. The settlement agreement proposes that the Utility recover a revenue requirement of $1.04 billion. The settlement agreement authorizes the Utility to recover a revenue requirement of $591 million over a 24-month amortization period, which is in addition to the interim rate relief of $447 million that was approved by an earlier CPUC decision. On October 11, 2022, the assigned ALJ issued a PD, and the assigned Commissioner issued an APD. The PD would reject the settlement agreement and result in recovery of a revenue requirement of approximately $748 million. The APD would approve the settlement and authorize recovery of a revenue requirement of $1.04 billion, but would modify the settlement agreement to make permanent a 19% reduction in capital expenditures for future cost-recovery periods through the full service life of the subject assets; the settlement agreement had limited this period to three years. The Utility intends to seek further review of both proposed decisions.

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

The recorded expenditures consist of $1.4 billion in expenses and $197 million in capital expenditures. The costs addressed in the 2021 WMCE application are incremental to those previously authorized in the Utility’s 2017 GRC, 2020 GRC, and other proceedings. The majority of the Utility’s proposed revenue requirement would be collected over a two-year period beginning in January 2023.

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

In addition to the Utility’s responsibilities in responding to catastrophic events, in 2014, the CPUC directed the Utility to perform additional fire prevention and vegetation management work in response to the severe drought in California. Through 2019, the costs associated with this work were tracked in the CEMA. In the 2020 GRC decision, the CPUC required the Utility to track these costs in the VMBA for the period beginning January 1, 2020.

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

Decisions in GRC proceedings have historically been expected prior to the commencement of the period to which the rates would apply. In recent years, decisions in GRC proceedings have been delayed. Delayed decisions may cause the Utility to develop its budgets based on approved revenue requirements and possible outcomes, rather than authorized amounts. When decisions are delayed, the CPUC typically provides rate relief to the Utility effective as of the commencement of the rate case period (not effective as of the date of the delayed decision). Nonetheless, the Utility’s spending during the period of the delay may exceed the authorized amount, without an ability for the Utility to seek cost recovery of such excess. If the Utility’s spending during the period of the delay is less than the authorized amount, the Utility could be exposed to operational and financial risk associated with the lower level of work achieved compared to that funded by the CPUC.

Except as otherwise noted, the Utility is unable to predict the timing and outcome of the following applications. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected depending on the outcomes of these applications.

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the nine months ended September 30, 2022 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $16.18 billion for 2023	Filed amended application March 2022. Submitted updated testimony September 2022. A decision is scheduled in the third quarter of 2023.
2022 Cost of Capital	Leave cost of capital components at pre-2022 levels for 2022	Filed August 2021. PD and APD issued in September 2022.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Filed April 2022 and updated September 2022. PD expected in November 2022.
2015 GT&S	Revenue requirement of $416 million related to 2011-2014 capital expenditures subject to audit	Final decision issued in July 2022 approving settlement to recover $356 million of revenue requirements.

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

Between August 2021 and January 2022, the Utility served various updates to its 2023 GRC testimony. On February 25, 2022 and February 28, 2022, the Utility served supplemental testimony for its 2023 GRC to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines in high fire risk areas throughout the Utility’s service area, the EPSS program, and its EVM program. On March 10, 2022, the Utility filed an amended application that revised and superseded the revenue requirement request in the Original Application. On September 6, 2022, the Utility submitted testimony updating the revenue requirement request in its 2023 GRC proceeding. The testimony reflected updates for escalation rates and federal tax law and guidance since the filing of the Original Application.

As amended and updated, the Utility’s application requests revenue requirements of $16.18 billion and a weighted-average GRC rate base of $50.88 billion for its 2023 test year. The tables below compare the requested revenue requirements and rate base for the GRC period from 2023 through 2026 to those adopted for 2022 in the 2020 GRC and 2019 GT&S proceedings:

(in billions)	2022 (as adopted)	2023	2024	2025	2026
Requested revenue requirement	$12.21	$16.18	$17.22	$18.08	$18.76
Requested weighted-average GRC rate base	39.21	50.88	56.81	62.51	68.16

Over the GRC period of 2023 through 2026, the Utility plans to make average annual capital investments of approximately $10.95 billion in gas distribution, transmission and storage, electric distribution, and electric generation infrastructure, and to improve safety, reliability, and customer service.

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

On October 7, 2022, the Utility filed a settlement agreement with two parties to the proceeding pursuant to which the Utility’s wildfire insurance would be entirely based on self-insurance. If approved, the self-insurance would be funded through CPUC-jurisdictional rates at $400 million for test year 2023 and subsequent years until $1.0 billion of unimpaired self-insurance is reached. If losses are incurred, the settlement agreement contains an adjustment mechanism designed to match customer funded self-insurance with wildfire related liabilities as they become payable. The settlement agreement includes a 5% deductible, that is shareholder funded, on claims that are incurred each year capped at a maximum of $50 million. The parties’ motion requested a decision on the settlement by February 2023.

The Utility does not seek recovery of compensation of PG&E Corporation’s and the Utility’s officers within the scope of 17 Code of Federal Regulations 240.3b-7.

The CPUC’s schedule indicated a decision on both tracks of this proceeding would be issued in the third quarter of 2023.

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

On August 23, 2021, the Utility filed an off-cycle 2022 cost of capital application with the CPUC. The Utility also concurrently filed a motion requesting that the revenue requirement for the 2022 cost of capital be recorded in memorandum accounts to be trued-up following a final decision in this proceeding. On October 28, 2021, the CPUC ruled that the Utility was required to comply with the cost of capital mechanism for 2022; if the CPUC determines that there are not extraordinary circumstances that warrant a departure from the cost of capital mechanism for 2022, the cost of capital adjustment mechanism would operate, and the return on common equity would be 9.67% and the cost of long-term debt would be 4.15%.

On September 30, 2022, the assigned ALJs issued a PD, and the assigned Commissioner issued an APD. Both the PD and the APD found that an extraordinary event occurred, and that the cost of capital adjustment mechanism should not be implemented for 2022. If adopted, the PD would open a second phase of this proceeding to determine the 2022 cost of capital, while the APD would retain the cost of capital previously authorized in the 2020 cost of capital proceeding and close this proceeding. Comments on the PD and APD were filed October 20, 2022, and reply comments were filed October 25, 2022.

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

In its 2023 cost of capital application, the Utility requested that the CPUC approve the Utility’s proposed ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt. The Utility proposed to adopt a rate of ROE of 11% for test year 2023 and to retain the existing capital structure, which would result in a $231 million total increase above currently adopted electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage revenue requirements. The estimated revenue increase is based on the 2022 adopted electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base and does not reflect projected infrastructure investments beyond 2022.

The following table compares the currently authorized capital structure and rates of return with those requested in the Utility’s application for 2023, as modified by a correction to the requested level of long-term debt that the Utility identified on June 27, 2022, and an update to the long-term cost of debt submitted on September 14, 2022. The Utility’s authorized rates of return for 2022 are currently subject to a separate cost of capital proceeding as described above.

	2022 Currently Authorized			2023 Requested
	Cost	Capital Structure	Weighted Cost	Cost	Capital Structure	Weighted Cost
Common Equity	10.25%	52.00%	5.33%	11.00%	52.00%	5.72%
Preferred Stock	5.52%	0.50%	0.03%	5.52%	0.50%	0.03%
Long-term Debt	4.17%	47.50%	1.98%	4.31%	47.50%	2.05%
Weighted Average Cost of Capital		100.00%	7.34%		100.00%	7.80%

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

On March 17, 2022, the Ninth Circuit Court of Appeals upheld the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation. The order would extinguish the Utility’s refund obligations that might have been required under the TO16 and TO17 rate cases had the Ninth Circuit Court of Appeals not found in the FERC’s favor. On May 2, 2022, the CPUC filed a petition for panel rehearing of the order. On May 25, 2022, the Ninth Circuit Court of Appeals issued a decision denying the request for rehearing and the request for a rehearing en banc.

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the third quarter of 2022 by approximately $384 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of September 30, 2022, the Utility had recorded approximately $240 million to Regulatory assets.

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

Transmission Owner Rate Case for 2018 (the “TO19” rate case)

As previously disclosed, on July 27, 2017, the Utility filed its TO19 rate case with the FERC. On December 20, 2018, the FERC issued an order approving an all-party settlement filed by the Utility. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon the issuance of a final, non-appealable TO18 decision. On March 17, 2022, the Ninth Circuit Court of Appeals upheld the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation and eliminating the refund obligation, and so the Utility was not obligated to make a refund to customers based on this matter. See “Transmission Owner Rate Cases for 2015 and 2016” above for a discussion of the incentive adder. As a result of the potential reduction to the TO18 revenue requirement, the Utility increased its regulatory liability for the potential refund for TO19 by $32 million in the first quarter of 2022. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding.

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

Some of the issues that will be decided in a final and unappealable TO18 decision, including the common plant allocation, will also be incorporated into the Utility’s TO20 rate case.

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

On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. and approving a structure for the transaction. As requested, the decision authorized the Utility to establish a customer credit trust funded by PG&E Corporation’s shareholders, that will provide a monthly credit to customers that is anticipated to equal the securitized charges such that the securitization is designed to be rate neutral to customers. Subject to retention of the CPUC’s existing jurisdiction, the decision adopted a transaction structure comprised of four elements: (1) an initial shareholder contribution of $2.0 billion, $1.0 billion of which was contributed in 2022 and $1.0 billion to be contributed in 2024; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) sharing with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

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

On March 11, 2022, the Utility filed an application with the CPUC seeking authorization for a second transaction to securitize up to $1.7 billion of fire risk mitigation capital expenditure amounts that have been or will be incurred by the Utility from 2019 through 2022. The $1.7 billion reflects $212 million recorded and $1.16 billion forecasted capital expenditure amounts that were approved by the CPUC in the 2020 GRC and up to $350 million capital expenditure amounts pending in the 2020 WMCE proceeding. On May 4, 2022, the $350 million of capital expenditure amounts were removed because the CPUC extended the schedule in the 2020 WMCE proceeding such that a final decision approving such capital expenditure amounts in that proceeding was no longer expected prior to the issuance of a financing order authorizing the second AB 1054 securitization transaction.  The final amount to be securitized will be based on actual recorded capital expenditures incurred by the Utility prior to the securitization transaction.

The application requested that the CPUC issue a financing order authorizing one or more series of recovery bonds, determine that the issuance of the bonds and collection through fixed recovery charges is just and reasonable, consistent with the public interest, would reduce rates on a present-value basis compared to traditional utility financing mechanisms, and authorize the Utility to collect a non-bypassable charge sufficient to pay debt service on the recovery bonds.  The application also requested that the CPUC exclude the securitized debt from the Utility’s ratemaking capital structure and adjust the Utility’s 2020 GRC revenue requirements following the issuance of the recovery bonds.

On August 5, 2022, the CPUC issued a final decision approving the securitization of up to approximately $1.4 billion of fire risk mitigation capital expenditures, which is the amount requested in the application less the $350 million pending in the 2020 WMCE proceeding. The Utility plans to securitize these expenditures later in 2022 or early 2023.

2020-2022 Wildfire Mitigation Plan

The Utility’s 2022 WMP was submitted on February 25, 2022. The 2022 WMP addressed the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread and reducing the impact of PSPS events. On May 26, 2022, the OEIS issued a revision notice requiring the Utility to address 13 critical issues. The Utility responded to the revision notice on June 27, 2022, July 11, 2022, and July 26, 2022, respectively, as directed by OEIS. On October 6, 2022, OEIS issued a draft decision approving the Utility’s 2022 WMP. Public comments on the draft decision were submitted to OEIS on October 26, 2022, and reply comments are due by November 7, 2022.

Electric Integrated Resource Planning and Related Procurement

On November 13, 2019, the CPUC issued a decision that takes a number of steps to address the potential for system RA shortages beginning in 2021. The decision required incremental procurement of system-level qualifying RA capacity of 3,300 MWs by all load-serving entities (“LSEs”) operating within the CAISO’s balancing area for the period from 2021 to 2023, of which the Utility is responsible for 716.9 MWs for its bundled customer portion. The decision required that at least 50% of LSEs resource responsibilities come online by August 1, 2021, at least 75% by August 1, 2022, and the remaining by August 1, 2023. Additionally, the decision directed the IOUs to act as the backstop procurement agent for community choice aggregators and energy service providers that choose not to voluntarily self-procure or that fail to meet their procurement responsibilities after electing to self-provide their assigned MWs of system RA capacity under the decision.

On June 30, 2021, the CPUC issued a mid-term reliability decision to address incremental electric system reliability needs between 2024 and 2026 due to, in part, the pending retirement of once-through-cooling natural gas plants in Southern California and the possible retirement of Diablo Canyon by requiring at least 11,500 MW of additional net qualifying capacity to be procured by LSEs. See section below entitled “Senate Bill 846” in Legislative and Regulatory Initiatives. The decision set procurement requirements of 2,000 MW by 2023, an additional 6,000 MW by 2024, an additional 1,500 MW by 2025, and an additional 2,000 MW by 2026. The decision set the Utility’s share of the procurement at 2,302 MW of incremental net qualifying capacity.

On April 21, 2022, the CPUC approved a group of nine long-term RA agreements to meet a portion of the Utility’s procurement requirements under the CPUC’s mid-term reliability decision. The agreements are each for a term of 15 years and collectively expected to supply 1,598.7 MW of lithium-ion energy storage capacity with some projects expected to be operational in 2023 and others in 2024.

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

On December 13, 2021, the CPUC issued a PD that would reduce the NEM subsidy for new non-California Alternate Rates for Energy Program (“CARE”) NEM customers by about 80 percent for standalone solar and about 60 percent for solar-paired storage. Commercial customer NEM subsidy would be reduced by about 35 percent. Additionally, the PD would reduce the legacy period for existing non-CARE NEM customers from 20 years to 15 years after which such customers would transition to the successor tariff. On May 9, 2022, the ALJ issued a ruling setting aside submission of the record to take comment on certain questions regarding possible alternative tariff elements and community solar. On August 25, 2022, the CPUC extended the statutory deadline in this proceeding until August 27, 2023.

Application with Pacific Generation LLC for Approval to Transfer Non-Nuclear Generation Assets

On September 28, 2022, the Utility filed an application with the CPUC regarding the separation of the Utility’s non-nuclear generation assets into a newly formed, stand-alone Utility subsidiary, Pacific Generation. The application, which was filed jointly with Pacific Generation, seeks to establish Pacific Generation as a separate, rate-regulated utility subject to regulation by the CPUC and contemplates the potential sale of a minority interest in Pacific Generation to one or more investors to be identified. The application proposes that the negotiated transaction documents would be submitted to the CPUC via an advice letter.

The application requests a final decision by July 2023 to transfer the Utility’s non-nuclear generation assets to Pacific Generation. PG&E Corporation and the Utility have proposed to complete the potential minority ownership sale by the end of 2023.

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

On October 26, 2022, the Utility notified the CPUC that the Utility’s procedure for wood pole replacements did not comply with CPUC requirements for replacement of poles under certain conditions and, accordingly, in some instances, the Utility failed to replace wood poles with safety factors below the required minimum. Among other short- and longer-term corrective measures, the Utility is replacing identified poles on a risk prioritized basis and revising its wood pole replacement procedures in alignment with CPUC requirements.

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

LEGISLATIVE AND REGULATORY INITIATIVES

Vaccine Mandates

On September 9, 2021, President Biden issued an executive order that would require certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination. The requirements under the executive order are currently stayed in numerous states. The stay applicable to contracts performed in California was lifted as of August 26, 2022. However, it is unclear if or when the federal government intends to implement the executive order in California. The ultimate implementation of the executive order could result in workplace disruptions, employee attrition, and difficulty securing future labor needs.

Assembly Bill 180

On June 30, 2022, the Governor of California signed AB 180, which authorized the California DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation.

Assembly Bill 205

On June 30, 2022, the Governor of California signed AB 205, which included authorization for additional incremental CAPP funding of $958 million for California IOUs to be determined by the California Department of Community Services and Development. The Utility and the community choice aggregators in its territory expect to receive $219 million to reduce the amounts owed by customer accounts in arrears.

Senate Bill 846

On September 2, 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. Additionally, the State of California has authorized a loan of up to $1.4 billion pursuant to SB 846 to the Utility from the DWR to support the extension of plant operations, which is in addition to the amount discussed in the AB 180 section, above. SB 846 further directs the Utility to take steps to secure funds from the U.S. DOE’s Civil Nuclear Credit program, and any other potentially available federal funding, to repay the loan. The loan may be forgiven under certain circumstances. On October 18, 2022, the Utility executed the loan agreement with DWR.

On September 2, 2022, the Utility applied for federal funding through the U.S. DOE’s Civil Nuclear Credit program. SB 846 provides that within 180 days of the filing of the DOE application, the California Energy Commission, in consultation with the CAISO and the CPUC, shall make a determination in a public process of whether the state’s electricity forecasts for the calendar years from 2024 through 2030 show potential for reliability deficiencies if Diablo Canyon operation is not extended beyond 2025 and whether extending operations of Diablo Canyon to at least 2030 is prudent to ensure reliability in light of any potential for supply deficiency. The Utility’s ARO associated with the decommissioning of Diablo Canyon could be materially impacted if the operations are extended beyond 2025.

During the period prior to extended operations, the bill authorizes a monthly performance-based disbursement equal to $7 for each megawatt-hour (“MWh”) generated by Diablo Canyon. The performance-based disbursement will be paid from the loan proceeds authorized by SB 846 and is contingent upon the Utility’s ongoing pursuit of extension of the operating period and continued safe and reliable Diablo Canyon operations. The performance-based disbursement cannot be realized as shareholder profits or paid out as dividends.

During the period of extended operations and in lieu of a rate-based return on investment, the bill provides for a fixed payment of $50 million, in 2022 dollars, for each of Diablo Canyon’s Unit 1 and Unit 2 for each year of extended operations, which is potentially subject to adjustment downward in the event of extended unplanned outages. In addition, the bill authorizes a volumetric payment totaling $13, in 2022 dollars, for each MWh generated by Diablo Canyon during the period of extended operations. The amount of the fixed and volumetric payments will be adjusted annually by the CPUC using CPUC-approved escalation methodologies and adjustment factors. The volumetric payment cannot be realized as shareholder profits or paid out as dividends, to the extent it is not needed for Diablo Canyon. The legislation includes language that limits use of the volumetric payment to investments in the system and for customers that address critical state priorities.

Senate Bill 884

On September 30, 2022, the Governor of California signed SB 884, which authorizes and expedites OEIS and CPUC review of a 10-year undergrounding plan. Under SB 884, large electrical corporations may submit 10-year plans for undergrounding distribution infrastructure in Tier 2 or 3 high fire threat districts or rebuild areas to OEIS. The plan must include an evaluation of project costs, projected economic benefits over the life of the assets, and any cost-containment assumptions, including the economies of scale necessary to reduce wildfire risk and mitigation costs and establish a sustainable supply chain. OEIS will have up to nine months to review and approve or deny the plan, and then the CPUC will have up to nine months to review and approve or deny the plan, including its costs.

Inflation Reduction Act

On August 16, 2022, the President of the United States signed the Inflation Reduction Act. The Inflation Reduction Act includes a 15% corporate alternative minimum tax (“CAMT”) on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1 billion over a three-year period, which will become effective January 1, 2023. Many aspects of the Inflation Reduction Act, including the CAMT, remain uncertain and the U.S. Department of the Treasury and the Internal Revenue Service have been granted broad authority to enact regulations implementing its provisions. The law extends and modifies existing tax credits and creates new tax credits for renewable and clean energy sources. PG&E Corporation and the Utility continue to evaluate the impact of the law and its potential implications.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2021 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the nine months ended September 30, 2022.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues
Electric	$3,895	$4,181	$11,743	$11,527
Natural gas	1,499	1,284	4,567	3,869
Total operating revenues	5,394	5,465	16,310	15,396
Operating Expenses
Cost of electricity	1,032	1,133	2,314	2,570
Cost of natural gas	257	176	1,177	670
Operating and maintenance	2,250	2,795	7,651	7,714
SB 901 securitization charges, net	—	—	40	—
Wildfire-related claims, net of recoveries	9	94	153	261
Wildfire Fund expense	118	162	353	399
Depreciation, amortization, and decommissioning	1,002	801	2,915	2,540
Total operating expenses	4,668	5,161	14,603	14,154
Operating Income	726	304	1,707	1,242
Interest income	43	—	70	17
Interest expense	(525)	(399)	(1,355)	(1,205)
Other income, net	118	132	246	387
Reorganization items, net	—	—	—	(11)
Income Before Income Taxes	362	37	668	430
Income tax provision (benefit)	(97)	1,125	(629)	994
Net Income (Loss)	459	(1,088)	1,297	(564)
Preferred stock dividend requirement of subsidiary	3	3	10	10
Income (Loss) Attributable to Common Shareholders	$456	$(1,091)	$1,287	$(574)
Weighted Average Common Shares Outstanding, Basic	1,987	1,985	1,987	1,985
Weighted Average Common Shares Outstanding, Diluted	2,132	1,985	2,132	1,985
Net Income (Loss) Per Common Share, Basic	$0.23	$(0.55)	$0.65	$(0.29)
Net Income (Loss) Per Common Share, Diluted	$0.21	$(0.55)	$0.60	$(0.29)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Income (Loss)	$459	$(1,088)	$1,297	$(564)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	1	—	2
Net unrealized losses on available-for-sale securities (net of taxes of $5, $0, $7, and $0, respectively)	(12)	—	(17)	—
Total other comprehensive income (loss)	(12)	1	(17)	2
Comprehensive Income (Loss)	447	(1,087)	1,280	(562)
Preferred stock dividend requirement of subsidiary	3	3	10	10
Comprehensive Income (Loss) Attributable to Common Shareholders	$444	$(1,090)	$1,270	$(572)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance At
	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$262	$291
Restricted cash (includes $134 million and $4 million related to VIEs at respective dates)	145	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $192 million and $171 million at respective dates) (includes $2.29 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $192 million and $171 million at respective dates)	2,726	2,345
Accrued unbilled revenue (includes $992 million and $1.09 billion related to VIEs at respective dates)	1,150	1,207
Regulatory balancing accounts	3,037	2,999
Other	2,261	1,784
Regulatory assets	317	496
Inventories
Gas stored underground and fuel oil	82	44
Materials and supplies	666	552
Wildfire Fund asset	461	461
Other	1,103	882
Total current assets	12,210	11,077
Property, Plant, and Equipment
Electric	73,647	69,482
Gas	27,725	25,979
Construction work in progress	4,122	3,479
Financing lease and other	19	20
Total property, plant, and equipment	105,513	98,960
Accumulated depreciation	(30,438)	(29,134)
Net property, plant, and equipment	75,075	69,826
Other Noncurrent Assets
Regulatory assets	16,448	9,207
Customer credit trust	874	—
Nuclear decommissioning trusts	3,149	3,798
Operating lease right of use asset	1,199	1,234
Wildfire Fund asset	4,967	5,313
Income taxes receivable	9	9
Other (includes noncurrent accounts receivable of $36 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $3 million and $15 million at respective dates)	3,081	2,863
Total other noncurrent assets	29,727	22,424
TOTAL ASSETS	$117,012	$103,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance At
	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,795	$2,184
Long-term debt, classified as current (includes $128 million and $18 million related to VIEs at respective dates)	1,030	4,481
Accounts payable
Trade creditors	2,964	2,855
Regulatory balancing accounts	1,718	1,121
Other	633	679
Operating lease liabilities	328	468
Interest payable (includes $107 million and $3 million related to VIEs at respective dates)	439	481
Wildfire-related claims	2,194	2,722
Other	2,926	2,436
Total current liabilities	14,027	17,427
Noncurrent Liabilities
Long-term debt (includes $9.54 billion and $1.82 billion related to VIEs at respective dates)	47,854	38,225
Regulatory liabilities	16,921	11,999
Pension and other postretirement benefits	669	860
Asset retirement obligations	6,223	5,298
Deferred income taxes	3,224	3,177
Operating lease liabilities	996	810
Other	4,612	4,308
Total noncurrent liabilities	80,499	64,677
Equity
Shareholders' Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 1,987,700,085 and 1,985,400,540 shares outstanding at respective dates	34,164	35,129
Treasury stock, at cost; 377,743,590 and 477,743,590 shares at respective dates	(3,838)	(4,854)
Reinvested earnings	(8,055)	(9,284)
Accumulated other comprehensive loss	(37)	(20)
Total shareholders' equity	22,234	20,971
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	22,486	21,223
TOTAL LIABILITIES AND EQUITY	$117,012	$103,327
See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30, 2022
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$1,297	$(564)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,915	2,540
Bad debt expense	126	280
Allowance for equity funds used during construction	(138)	(96)
Deferred income taxes and tax credits, net	53	1,607
Reorganization items, net	—	(71)
Wildfire Fund expense	352	399
Other	541	232
Effect of changes in operating assets and liabilities:
Accounts receivable	(515)	(158)
Wildfire-related insurance receivable	127	(790)
Inventories	(152)	(5)
Accounts payable	607	242
Wildfire-related claims	(528)	508
Other current assets and liabilities	(551)	(254)
Regulatory assets, liabilities, and balancing accounts, net	(1,239)	(1,174)
Other noncurrent assets and liabilities	(183)	(643)
Net cash provided by operating activities	2,712	2,053
Cash Flows from Investing Activities
Capital expenditures	(7,411)	(5,468)
Proceeds from sale of SFGO	—	749
Proceeds from sales and maturities of nuclear decommissioning trust investments	2,135	1,176
Purchases of nuclear decommissioning trust investments	(2,129)	(1,187)
Proceeds from sales and maturities of customer credit trust investments	79	—
Purchases of customer credit trust investments	(1,017)	—
Other	25	52
Net cash used in investing activities	(8,318)	(4,678)
Cash Flows from Financing Activities
Borrowings under credit facilities	7,325	6,687
Repayments under credit facilities	(7,364)	(7,772)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $35 and $47 at respective dates	4,265	3,171
Repayments of long-term debt	(5,980)	(21)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $36 and $0 at respective dates	7,464	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	370
Other	(4)	(6)
Net cash provided by financing activities	5,706	2,429
Net change in cash, cash equivalents, and restricted cash	100	(196)

Cash, cash equivalents, and restricted cash at January 1	307	627
Cash, cash equivalents, and restricted cash at September 30	$407	$431
Less: Restricted cash and restricted cash equivalents	(145)	(11)
Cash and cash equivalents at September 30	$262	$420

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(1,295)	$(1,229)
Income taxes, net	—	12
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,177	$963
Operating lease liabilities arising from obtaining ROU assets	397	47
Increase to PG&E Corporation common stock and treasury stock in connection with the Share Exchange and Tax Matters Agreement	—	4,854

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	478	—	478	—	478
Common stock issued, net	2,072,050	(407)	—	—	—	—	(407)	—	(407)
Treasury stock disposition	—	—	(40,000,000)	407	—	—	407	—	407
Stock-based compensation amortization	—	4	—	—	—	—	4	—	4
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(2)	—	(2)	—	(2)
Balance at March 31, 2022	1,987,472,590	34,726	437,743,590	(4,447)	(8,867)	(20)	21,392	252	21,644
Net income	—	—	—	—	360	—	360	—	360
Other comprehensive loss	—	—	—	—	—	(5)	(5)	—	(5)
Common stock issued, net	195,630	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	24	—	—	—	—	24	—	24
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2022	1,987,668,220	34,141	377,743,590	(3,838)	(8,511)	(25)	21,767	252	22,019
Net income	—	—	—	—	459	—	459	—	459
Other comprehensive loss	—	—	—	—	—	(12)	(12)	—	(12)
Common stock issued, net	31,865	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at September 30, 2022	1,987,700,085	$34,164	377,743,590	$(3,838)	$(8,055)	$(37)	$22,234	$252	$22,486

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,984,678,673	$30,224	—	$—	$(9,196)	$(27)	$21,001	$252	$21,253
Net income	—	—	—	—	123	—	123	—	123
Other comprehensive income	—	—	—	—	—	1	1	—	1
Common stock issued, net	427,030	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	2	—	—	—	—	2	—	2
Balance at March 31, 2021	1,985,105,703	30,226	—	—	(9,073)	(26)	21,127	252	21,379
Net income	—	—	—	—	401	—	401	—	401
Other comprehensive income	—	—	—	—	—	—	—	—	—
Common stock issued, net	167,345	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	19	—	—	—	—	19	—	19
Balance at June 30, 2021	1,985,273,048	$30,245	—	$—	$(8,672)	$(26)	$21,547	$252	$21,799
Net loss	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)
Other comprehensive income	—	—	—	—	—	1	1	—	1
Common stock issued, net	96,153	4,854	—	—	—	—	4,854	—	4,854
Treasury stock acquired	—	—	477,743,590	(4,854)	—	—	(4,854)	—	(4,854)
Stock-based compensation amortization	—	15	—	—	—	—	15	—	15
Balance at September 30, 2021	1,985,369,201	$35,114	477,743,590	$(4,854)	$(9,760)	$(25)	$20,475	$252	$20,727

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues
Electric	$3,895	$4,181	$11,743	$11,527
Natural gas	1,499	1,284	4,567	3,869
Total operating revenues	5,394	5,465	16,310	15,396
Operating Expenses
Cost of electricity	1,032	1,133	2,314	2,570
Cost of natural gas	257	176	1,177	670
Operating and maintenance	2,248	2,793	7,565	7,705
SB 901 securitization charges, net	—	—	40	—
Wildfire-related claims, net of recoveries	9	94	153	261
Wildfire Fund expense	118	162	353	399
Depreciation, amortization, and decommissioning	1,002	801	2,915	2,540
Total operating expenses	4,666	5,159	14,517	14,145
Operating Income	728	306	1,793	1,251
Interest income	42	—	71	17
Interest expense	(458)	(342)	(1,175)	(1,032)
Other income, net	127	133	415	390
Reorganization items, net	—	—	—	(12)
Income Before Income Taxes	439	97	1,104	614
Income tax provision (benefit)	(51)	1,139	(516)	1,039
Net Income (Loss)	490	(1,042)	1,620	(425)
Preferred stock dividend requirement	3	3	10	10
Income (Loss) Attributable to Common Stock	$487	$(1,045)	$1,610	$(435)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Income (Loss)	$490	$(1,042)	$1,620	$(425)
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	—	1	—
Net unrealized losses on available-for-sale securities (net of taxes of $5, $0, $7, and $0, respectively)	(12)	—	(17)	—
Total other comprehensive loss	(12)	—	(16)	—
Comprehensive Income (Loss)	$478	$(1,042)	$1,604	$(425)

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance At
	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$107	$165
Restricted cash (includes $134 million and $4 million related to VIEs at respective dates)	145	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $192 million and $171 million at respective dates) (includes $2.29 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $192 million and $171 million at respective dates)	2,726	2,345
Accrued unbilled revenue (includes $992 million and $1.09 billion related to VIEs at respective dates)	1,150	1,207
Regulatory balancing accounts	3,037	2,999
Other	1,991	1,932
Regulatory assets	317	496
Inventories
Gas stored underground and fuel oil	82	44
Materials and supplies	666	552
Wildfire Fund asset	461	461
Other	1,091	869
Total current assets	11,773	11,086
Property, Plant, and Equipment
Electric	73,647	69,482
Gas	27,725	25,979
Construction work in progress	4,122	3,480
Financing lease	18	18
Total property, plant, and equipment	105,512	98,959
Accumulated depreciation	(30,438)	(29,131)
Net property, plant, and equipment	75,074	69,828
Other Noncurrent Assets
Regulatory assets	16,448	9,207
Customer credit trust	874	—
Nuclear decommissioning trusts	3,149	3,798
Operating lease right of use asset	1,199	1,232
Wildfire Fund asset	4,967	5,313
Income taxes receivable	7	7
Other (includes noncurrent accounts receivable of $36 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $3 million and $15 million at respective dates)	2,948	2,706
Total other noncurrent assets	29,592	22,263
TOTAL ASSETS	$116,439	$103,177

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance At
	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,795	$2,184
Long-term debt, classified as current (includes $128 million and $18 million related to VIEs at respective dates)	1,003	4,455
Accounts payable
Trade creditors	2,962	2,853
Regulatory balancing accounts	1,718	1,121
Other	590	648
Operating lease liabilities	327	467
Interest payable (includes $107 million and $3 million related to VIEs at respective dates)	413	430
Wildfire-related claims	2,194	2,722
Other	2,506	2,430
Total current liabilities	13,508	17,310
Noncurrent Liabilities
Long-term debt (includes $9.54 billion and $1.82 billion related to VIEs at respective dates)	43,265	33,632
Regulatory liabilities	16,921	11,999
Pension and other postretirement benefits	575	764
Asset retirement obligations	6,223	5,298
Deferred income taxes	3,568	3,409
Operating lease liabilities	996	810
Other	4,660	4,345
Total noncurrent liabilities	76,208	60,257
Shareholders' Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	28,713	28,286
Reinvested earnings	(3,545)	(4,247)
Accumulated other comprehensive loss	(25)	(9)
Total shareholders' equity	26,723	25,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$116,439	$103,177

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30, 2022
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$1,620	$(425)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,915	2,540
Bad debt expense	126	280
Allowance for equity funds used during construction	(138)	(96)
Deferred income taxes and tax credits, net	165	1,651
Reorganization items, net	—	(38)
Wildfire Fund expense	352	399
Other	332	180
Effect of changes in operating assets and liabilities:
Accounts receivable	(514)	(154)
Wildfire-related insurance receivable	127	(790)
Inventories	(152)	(5)
Accounts payable	595	206
Wildfire-related claims	(528)	508
Other current assets and liabilities	(524)	(220)
Regulatory assets, liabilities, and balancing accounts, net	(1,239)	(1,174)
Other noncurrent assets and liabilities	(197)	(642)
Net cash provided by operating activities	2,940	2,220
Cash Flows from Investing Activities
Capital expenditures	(7,411)	(5,468)
Proceeds from sale of SFGO	—	749
Proceeds from sales and maturities of nuclear decommissioning trust investments	2,135	1,176
Purchases of nuclear decommissioning trust investments	(2,129)	(1,187)
Proceeds from sales and maturities of customer credit trust investments	79	—
Purchases of customer credit trust investments	(1,017)	—
Intercompany note to PG&E Corporation	145	(145)
Other	25	52
Net cash used in investing activities	(8,173)	(4,823)
Cash Flows from Financing Activities
Borrowings under credit facilities	7,325	6,687
Repayments under credit facilities	(7,364)	(7,772)

Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $35 and $47 at respective dates	4,265	3,171
Repayments of long-term debt	(5,959)	—
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $36 and $0 at respective dates	7,464	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	370
Preferred stock dividends paid	(66)	—
Common stock dividends paid	(850)	—
Equity contribution from PG&E Corporation	427	—
Other	62	23
Net cash provided by financing activities	5,304	2,479
Net change in cash, cash equivalents, and restricted cash	71	(124)
Cash, cash equivalents, and restricted cash at January 1	181	404
Cash, cash equivalents, and restricted cash at September 30	$252	$280
Less: Restricted cash and restricted cash equivalents	(145)	(11)
Cash and cash equivalents at September 30	$107	$269

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(1,100)	$(1,046)
Income taxes, net	—	12
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,177	$963
Operating lease liabilities arising from obtaining ROU assets	397	47

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	530	—	530
Other comprehensive income	—	—	—	—	1	1
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(2)	—	(2)
Balance at March 31, 2022	258	1,322	28,286	(3,778)	(8)	26,080
Net income	—	—	—	600	—	600
Other comprehensive loss	—	—	—	—	(5)	(5)
Equity Contribution	—	—	212	—	—	212
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Common stock dividend	—	—	—	(425)	—	(425)
Balance at June 30, 2022	258	1,322	28,498	(3,607)	(13)	26,458
Net income	—	—	—	490	—	490
Other comprehensive loss	—	—	—	—	(12)	(12)
Equity Contribution	—	—	215	—	—	215
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Common stock dividend	—	—	—	(425)	—	(425)
Balance at September 30, 2022	$258	$1,322	$28,713	$(3,545)	$(25)	$26,723

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2020	$258	$1,322	$28,286	$(4,385)	$(5)	$25,476
Net income	—	—	—	177	—	177
Balance at March 31, 2021	258	1,322	28,286	(4,208)	(5)	25,653
Net income	—	—	—	440	—	440
Balance at June 30, 2021	$258	$1,322	$28,286	$(3,768)	$(5)	$26,093
Net loss	—	—	—	(1,042)	—	(1,042)
Balance at September 30, 2021	$258	$1,322	$28,286	$(4,810)	$(5)	$25,051

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

On June 20, 2020, the Bankruptcy Court entered the Confirmation Order confirming the Plan filed on June 19, 2020. PG&E Corporation and the Utility emerged from Chapter 11 on the Emergence Date of July 1, 2020. Certain parties filed notices of appeal with respect to the Confirmation Order, including that the Ad Hoc Committee of Holders of Trade Claims (the “Trade Committee”) appealed the Confirmation Order’s holding awarding post-petition interest on general unsecured claims at the federal judgment rate, which is 2.59%. The Trade Committee is seeking for its members to receive post-petition interest at the rates specified under their contracts or the rate established under California state law, which is 10%. The Bankruptcy Court and the federal district court held that the Trade Committee’s members are entitled to post-petition interest at the federal judgment rate. On June 8, 2021, the Trade Committee appealed the federal district court decision to the Ninth Circuit Court of Appeals. On August 29, 2022, a three-judge panel of the Ninth Circuit Court of Appeals reversed the federal district court decision 2-1. On September 12, 2022, the Utility filed a petition for en banc review, which was denied on October 5, 2022. The Utility plans to file a petition for a writ of certiorari to the Supreme Court. PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the post-petition interest matter, but the amount of that loss is not reasonably estimable at this time. If the Ninth Circuit Court of Appeals decision is not reversed, then the matter would be remanded to the Bankruptcy Court to evaluate the rate of interest for each individual contract, the conditions under which the contract rate applies, and whether payment of interest under state law would be warranted for each contract and claimant. These proceedings therefore will require extensive discovery and motion practice before the Bankruptcy Court with respect to each of these claims on a variety of contractual issues and equitable considerations. PG&E Corporation and the Utility are unable to predict the timing and outcome of these proceedings or any further appeals.

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

In addition to filing objections in the Bankruptcy Court to claims that were subject to certain defenses which allowed PG&E Corporation and the Utility to file objections expunging those claims on an omnibus basis, PG&E Corporation and the Utility are working to resolve disputed claims, including Subordinated Debt Claims and HoldCo Rescission or Damage Claims. By order of the Bankruptcy Court, the current deadline for PG&E Corporation and the Utility to object to claims is December 19, 2022. On October 25, 2022, PG&E Corporation and the Utility filed a motion requesting entry of an order further extending the deadline to object to claims to September 15, 2023.

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

Regulatory Balancing Account Revenue

The CPUC authorizes most of the Utility’s revenues in the Utility’s GRCs, which occur every four years. CPUC and FERC rates decouple authorized revenue from the volume of electricity and natural gas sales, so the Utility receives revenue equal to the amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity and natural gas sold does not have a direct impact on PG&E Corporation’s and the Utility’s financial results. The Utility recognizes revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months.  Generally, electric and natural gas operating revenue is recognized ratably over the year. The Utility records a balancing account asset or liability for differences between customer billings and authorized revenue requirements that are probable of recovery or refund.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Electric
Revenue from contracts with customers
Residential	$2,128	$1,962	$4,834	$4,778
Commercial	1,711	1,580	4,135	3,776
Industrial	534	467	1,206	1,099
Agricultural	777	655	1,477	1,238
Public street and highway lighting	20	18	57	53
Other (1)	115	(52)	26	169
Total revenue from contracts with customers - electric	5,285	4,630	11,735	11,113
Regulatory balancing accounts (2)	(1,390)	(449)	8	414
Total electric operating revenue	$3,895	$4,181	$11,743	$11,527

Natural gas
Revenue from contracts with customers
Residential	$392	$295	$2,243	$1,921
Commercial	162	102	703	486
Transportation service only	356	323	1,111	995
Other (1)	16	16	(251)	(168)
Total revenue from contracts with customers - gas	926	736	3,806	3,234
Regulatory balancing accounts (2)	573	548	761	635
Total natural gas operating revenue	1,499	1,284	4,567	3,869
Total operating revenues	$5,394	$5,465	$16,310	$15,396

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2022 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2022 and December 31, 2021, the SPV had net accounts receivable of $3.3 billion, and outstanding borrowings of $1.3 billion and $974 million, respectively, under the Receivables Securitization Program. For more information, see Note 5 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the nine months ended September 30, 2022 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2022 and December 31, 2021, PG&E Recovery Funding LLC had outstanding borrowings of $842 million and $860 million, respectively.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the nine months ended September 30, 2022 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). As of September 30, 2022, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.5 billion. For more information, see Note 6 below.

Non-Consolidated VIEs

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of September 30, 2022, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights and operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of September 30, 2022, it did not consolidate any of them.

Contributions to the Wildfire Fund Established Pursuant to AB 1054

PG&E Corporation and the Utility account for contributions to the Wildfire Fund by capitalizing an asset, amortizing to periods ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines, as further described below. However, AB 1054 did not specify a period of coverage for the Wildfire Fund; therefore, this accounting treatment is subject to significant accounting judgments and estimates. Since the inception of the Wildfire Fund, PG&E Corporation and the Utility have estimated a period of coverage of 15 years. In estimating that initial period of coverage, PG&E Corporation and the Utility started in 2019 with a dataset of 12 years of historical, publicly available fire-loss data for the period from 2007 to 2018 for wildfires caused by electrical equipment to create Monte Carlo simulations of expected loss. For each year after 2019, PG&E Corporation and the Utility added the fire-loss data for the preceding year to the dataset. The number of years of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the period of coverage. Other assumptions include the estimated costs to settle wildfire claims for participating electric utilities including the Utility, the CPUC’s determinations of whether costs were just and reasonable in cases of electric utility-caused wildfires and amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the amount of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. These assumptions create a high degree of uncertainty for the estimated useful life of the Wildfire Fund.

PG&E Corporation and the Utility evaluate and, where appropriate, update all assumptions quarterly. Changes in any of the assumptions could materially impact the estimated period of coverage. PG&E Corporation and the Utility assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that it is probable that a participating utility’s electrical equipment will be found to be the substantial cause of a catastrophic wildfire. In the first quarter of 2022, PG&E Corporation and the Utility updated assumptions related to the mitigation effectiveness and historical fire loss dataset to align with the 2022 WMP. These updates did not change the estimated period of coverage, which continues to be 15 years from the inception of the Wildfire Fund.

As of September 30, 2022, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $1.1 billion in Other non-current liabilities, $461 million in Current assets - Wildfire Fund asset, and $5.0 billion in Non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2022 and 2021, the Utility recorded amortization and accretion expense of $118 million and $162 million, respectively. During the nine months ended September 30, 2022 and 2021, the Utility recorded amortization and accretion expense of $353 million and $399 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of September 30, 2022, PG&E Corporation and the Utility had recorded $150 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K and “Wildfire Fund under AB 1054” in Note 11 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost for benefits earned (1)	$144	$147	$15	$15
Interest cost	173	161	13	13
Expected return on plan assets	(297)	(261)	(32)	(33)
Amortization of prior service cost	(1)	(1)	2	3
Amortization of net actuarial (gain) loss	—	1	(10)	(8)
Net periodic benefit cost	19	47	(12)	(10)
Regulatory account transfer (2)	64	37	—	—
Total	$83	$84	$(12)	$(10)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost for benefits earned (1)	$432	$440	$46	$47
Interest cost	519	484	40	39
Expected return on plan assets	(892)	(784)	(97)	(103)
Amortization of prior service cost	(3)	(4)	5	10
Amortization of net actuarial (gain) loss	1	4	(30)	(24)
Net periodic benefit cost	57	140	(36)	(31)
Regulatory account transfer (2)	191	111	—	—
Total	$248	$251	$(36)	$(31)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended September 30, 2022
Beginning balance	$(33)	$18	$(5)	$(20)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $5, respectively)	—	—	(12)	(12)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $0 and $0, respectively)	—	2	—	2
Amortization of net actuarial gain (net of taxes of $0, $2 and $0, respectively)	—	(8)	—	(8)
Regulatory account transfer (net of taxes of $1, $2 and $0, respectively)	—	6	—	6
Net current period other comprehensive loss	—	—	(12)	(12)
Ending balance	$(33)	$18	$(17)	$(32)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Three Months Ended September 30, 2021
Beginning balance	$(38)	$17	$(21)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0 and $1, respectively)	(1)	2	1
Amortization of net actuarial (gain) loss (net of taxes of $0 and $3, respectively)	1	(5)	(4)
Regulatory account transfer (net of taxes of $1 and $2, respectively)	1	3	4
Net current period other comprehensive gain	1	—	1
Ending balance	$(37)	$17	$(20)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2022
Beginning balance	$(33)	$18	$—	$(15)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $7, respectively)	—	—	(17)	(17)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1 and $0, respectively)	(2)	4	—	2
Amortization of net actuarial (gain) loss (net of taxes of $0, $8 and $0, respectively)	1	(22)	—	(21)
Regulatory account transfer (net of taxes of $1, $7 and $0, respectively)	1	18	—	19
Net current period other comprehensive gain (loss)	—	—	(17)	(17)
Ending balance	$(33)	$18	$(17)	$(32)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2021
Beginning balance	$(39)	$17	$(22)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1 and $3, respectively)	(3)	7	4
Amortization of net actuarial (gain) loss (net of taxes of $1 and $7, respectively)	3	(17)	(14)
Regulatory account transfer (net of taxes of $1 and $4, respectively)	2	10	12
Net current period other comprehensive gain (loss)	2	—	2
Ending balance	$(37)	$17	$(20)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Voluntary Separation Program

In the second quarter of 2022, PG&E Corporation and the Utility enacted a VSP, which provides separation benefits to approximately 470 eligible employees who voluntarily agreed to terminate their employment under the program. The VSP includes certain one-time cash payments and a credit to the employee’s retirement health savings account. PG&E Corporation and the Utility account for the VSP as a special termination benefit with any costs of the special separation benefits recorded upon each employee’s irrevocable acceptance. In the third quarter of 2022, PG&E Corporation and the Utility recorded $77 million in Operating and maintenance expense on the Condensed Consolidated Statements of Income related to the VSP one-time cash payments. In addition, during the third quarter of 2022, VSP-related credits to employee retirement health savings accounts totaled $22 million. This amount will be paid using the PG&E Corporation and Utility postretirement medical plan trusts’ assets and does not impact income.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of September 30, 2022, PG&E Corporation and the Utility identified the following significant categories of financial assets.

Trade Receivables

Trade receivables are represented by customer accounts. PG&E Corporation and the Utility record an allowance for doubtful accounts to recognize an estimate of expected lifetime credit losses. The allowance is determined on a collective basis based on the historical amounts written-off and an assessment of customer collectability. Furthermore, economic conditions are evaluated as part of the estimate of expected lifetime credit losses.

During the nine months ended September 30, 2022, expected credit losses of $126 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA and a FERC regulatory asset. As of September 30, 2022, the RUBA current balancing accounts receivable balance was $109 million, and CPPMA and FERC long-term regulatory asset balances were $10 million and $10 million, respectively.

Other Receivables and Available-For-Sale Debt Securities

Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Wildfire Fund receivables are the funds available from the statewide fund established under AB 1054 for payment of eligible claims related to the 2021 Dixie fire that exceed $1.0 billion and available insurance coverage. For more information, see Note 11 below. Wildfire Fund receivables risk is related to the Wildfire Fund’s durability, which is a measurement of the claim-paying capacity. Lastly, PG&E Corporation and the Utility are required to determine if the fair value is below the amortized cost basis for its available-for-sale debt securities (i.e., impairment). If such an impairment exists and it does not otherwise result in a write-down, then PG&E Corporation and the Utility must determine whether a portion of the impairment is a result of expected credit loss.

As of September 30, 2022, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Asset Retirement Obligations

PG&E Corporation and the Utility account for an ARO at fair value in the period during which the legal obligation is incurred if a reasonable estimate of fair value and its settlement date can be made. At the time of recording an ARO, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. The Utility recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process. For more information, see Note 4 below.

To estimate its liability, the Utility uses a discounted cash flow model based upon significant estimates and assumptions about future decommissioning costs, escalation rates, credit-adjusted risk-free rates, and the estimated date of decommissioning. For generation facilities, the Utility uses a probability-weighted, discounted cash flow model. For nuclear generation facilities, the model also considers multiple decommissioning start-year scenarios. The estimated future cash flows are discounted using a credit-adjusted risk-free rate that reflects the risk associated with the decommissioning obligation. The Utility performs detailed studies of its nuclear generation facilities every three years in conjunction with the NDCTP, and updates its nuclear AROs accordingly, unless circumstances warrant more frequent updates, based on its annual evaluation of cost escalation factors and probabilities assigned to various scenarios.

The ARO liability decreased from $6.4 billion as of December 31, 2020 to $5.3 billion as of December 31, 2021, primarily due to the decrease in nuclear decommissioning ARO of $1.3 billion. In December 2021, the Utility filed its 2021 NDCTP application, which includes a Diablo Canyon site-specific decommissioning cost estimate of $4.0 billion. Relative to the 2018 NDCTP decision, the 2021 NDCTP application resulted in a decommissioning cost estimate that was decreased by $378 million on a non-escalated basis and $2.6 billion on an escalated basis. The escalated basis assumed that costs will be spread primarily over 56 years, which represents the assumption for how much time will be required for physical decommissioning of Units 1 and 2. This decrease reflected favorable changes in the scope and methods of planned decommissioning activities. In addition, the Utility’s escalation rates were filed as part of the NDCTP and include factors for the Utility’s labor, materials, contract labor, burial costs, and other costs. Additionally, the average total escalation factor decreased, primarily due to a reduction in the escalation factor for burial costs. Furthermore, the credit-adjusted risk-free rate, was greater in 2021 than in 2020.

The increase of $925 million in the 2022 ARO liability at September 30, 2022 as compared to December 31, 2021 is primarily due to a realignment of the expected timing of Diablo Canyon decommissioning work to be completed; the creation of a new liability for the permanently abandoned electric transmission lines in connection with the Kincade SED Settlement (as defined in Note 11); increases in the probability that the Utility will be responsible for decommissioning certain hydroelectric generation facilities; increases in the costs associated with retiring gas transmission pipelines; and increases in escalation factors.

On September 2, 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. The Utility’s ARO associated with the decommissioning of Diablo Canyon could be materially impacted if the plant’s operations are extended beyond 2025. As of September 30, 2022, the Utility did not adjust the ARO associated with the decommissioning of Diablo Canyon because the Utility has not received approval of its application for federal funding through the U.S. DOE’s Civil Nuclear Credit program, and the Utility has not received required federal and state licenses, permits, and approvals. PG&E Corporation and the Utility expect to adjust the ARO associated with the decommissioning of Diablo Canyon, if at all, in the fourth quarter of 2022.

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

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	September 30, 2022	December 31, 2021
Pension benefits (1)	$519	$708
Environmental compliance costs	1,190	1,089
Utility retained generation (2)	98	133
Price risk management	151	216
Catastrophic event memorandum account (3)	998	1,119
Wildfire expense memorandum account (4)	417	347
Fire hazard prevention memorandum account (5)	77	75
Fire risk mitigation memorandum account (6)	122	44
Wildfire mitigation plan memorandum account (7)	623	424
Deferred income taxes (8)	2,527	1,849
Insurance premium costs (9)	168	207
Wildfire mitigation balancing account (10)	301	273
Vegetation management balancing account (11)	1,994	1,411
COVID-19 pandemic protection memorandum accounts (12)	32	49
Microgrid memorandum account (13)	192	163
Financing costs (14)	207	175
SB 901 securitization (15)	5,439	—
AROs in excess of recoveries (16)	369	—
Other	1,024	925
Total long-term regulatory assets	$16,448	$9,207

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of September 30, 2022 and December 31, 2021, $40 million and $49 million in COVID-19 related costs were recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
(4) Represents incremental wildfire claims and outside legal expenses related to the 2021 Dixie fire and the 2022 Mosquito fire. Recovery of WEMA costs is subject to CPUC review and approval.
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
(7) Includes costs associated with the 2019 WMP for the period from June 5, 2019 through December 31, 2019, the 2020 WMP for the period from January 1, 2020 through December 31, 2020, the 2021 WMP for the period from January 1, 2021 through December 31, 2021 and the 2022 WMP for the period from January 1, 2022 through September 30, 2022. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and an adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period from January 1, 2020 through September 30, 2022. Noncurrent balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Represents vegetation management costs above 120% of adopted revenue requirements, which are subject to CPUC review and approval. The balance also includes a portion of vegetation management costs approved by the CPUC on August 22, 2022 for recovery over a 12-month period beginning in January 2023.

(12) Includes costs associated with customer protections, including higher uncollectible costs related to the moratorium on electric and gas service disconnections program implementation costs, and higher accounts receivable financing costs for the period of March 4, 2020 to September 30, 2021. As of September 30, 2022, the Utility had recorded an under-collection of $10 million for small business customers. The remaining $22 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2021, the Utility had recorded an under-collection of $30 million for residential customers pending approval for recovery in the RUBA in addition to under-collections recorded for small business customers. The remaining $19 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.
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

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	September 30, 2022	December 31, 2021
Cost of removal obligations (1)	$7,617	$7,306
Recoveries in excess of AROs (2)	—	388
Public purpose programs (3)	1,117	946
Employee benefit plans (4)	1,239	1,229
Transmission tower wireless licenses (5)	433	446
SFGO sale (6)	284	343
SB 901 securitization (7)	5,380	—
Other	851	1,341
Total long-term regulatory liabilities	$16,921	$11,999

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
(5) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers. Of the $433 million as of September 30, 2022, $302 million and $131 million will be refunded to FERC and CPUC jurisdiction customers, respectively. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.
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

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	September 30, 2022	December 31, 2021
Electric distribution	$246	—
Gas distribution and transmission	496	—
Energy procurement	398	310
Public purpose programs	333	321
Fire hazard prevention memorandum account (1)	—	50
Fire risk mitigation memorandum account (1)	—	14
Wildfire mitigation plan memorandum account (1)	—	67
Wildfire mitigation balancing account	—	91
General rate case memorandum accounts	119	468
Vegetation management balancing account	274	127
Insurance premium costs	369	605
Wildfire expense memorandum account	—	440
Residential uncollectibles balancing accounts	109	127
Catastrophic event memorandum account	230	—
Other	463	379
Total regulatory balancing accounts receivable	$3,037	$2,999

(1) Interim rate relief associated with the 2020 WMCE application ceased in May 2022, fully exhausting the current balance of the memorandum accounts.

	Balance at
(in millions)	September 30, 2022	December 31, 2021
Electric distribution	$—	$121
Electric transmission	493	24
Gas distribution and transmission	48	83
Energy procurement	202	211
Public purpose programs	298	259
Nuclear decommissioning adjustment mechanism	40	137
SFGO sale	114	21
Other	523	265
Total regulatory balancing accounts payable	$1,718	$1,121

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

NOTE 5: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of September 30, 2022:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2026	$4,000	(1)	$1,370	$795	$1,835
Utility Receivables Securitization Program (2)	September 2024	1,325	(3)	1,325	—	—	(3)
PG&E Corporation revolving credit facility	June 2024	500		—	—	500
Total credit facilities		$5,825		$2,695	$795	$2,335

(1) Includes a $1.5 billion letter of credit sublimit.
(2) For more information on the Receivables Securitization Program, see “Variable Interest Entities” in Note 3 above.
(3) The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.0 billion and $1.5 billion depending on the time period. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program. As of September 30, 2022, the Receivables Securitization Program had a maximum borrowing base of $1.3 billion and was fully drawn.

Utility

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

On April 20, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, add an uncommitted incremental facility which, subject to certain conditions precedent, allows the SPV to request an increase in the facility limit by an additional $500 million to an aggregate amount of $1.5 billion. On August 12, 2022, the SPV made such a request to increase the facility limit, and the facility limit was subsequently increased to $1.5 billion on August 22, 2022. On September 30, 2022, the Utility entered into an amendment to the Receivables Securitization Program to, among other things, (i) extend the scheduled termination date to September 30, 2024 and (ii) implement a seasonal facility limit. After giving effect to the amendment, the facility limit fluctuates between $1.0 billion and $1.5 billion based on the periods set forth in the amendment.

As previously disclosed, on July 1, 2020, the Utility entered into the Utility Revolving Credit Agreement, which it subsequently amended.

On October 4, 2022, the Utility further amended the Utility Revolving Credit Agreement to, among other things, (i) increase the aggregate commitments provided by the lenders to $4.4 billion and (ii) extend the maturity date of such agreement to June 22, 2027 (subject to a one-year extension at the option of the Utility).

PG&E Corporation

As previously disclosed, on July 1, 2020, PG&E Corporation entered into the Corporation Revolving Credit Agreement, which it subsequently amended.

On October 4, 2022, PG&E Corporation further amended the Corporation Revolving Credit Agreement to, among other things, extend the maturity date of such agreement to June 22, 2025 (subject to a one-year extension at the option of PG&E Corporation).

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

Pursuant to SB 901, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to finance, using securitization, $7.5 billion of 2017 wildfire claims costs and create a corresponding customer credit trust that is designed to not impact the net amounts billed to customers, with the proceeds of the securitization used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. (“CHT Decision”). As requested, the decision authorized the Utility to establish a customer credit trust funded by PG&E Corporation’s shareholders that will provide a monthly credit to customers that is anticipated to equal the fixed recovery charges such that the securitization is designed to be rate neutral to customers. Subject to retention of the CPUC’s existing jurisdiction, the decision adopts a transaction structure comprised of four elements: (1) an initial shareholder contribution to the customer credit trust of $2.0 billion, $1.0 billion of which was contributed in 2022 and $1.0 billion to be contributed in 2024; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) sharing with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

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

The net proceeds were used to fund (1) the redemption of all $1.5 billion aggregate principal amount of the Utility’s 1.367% First Mortgage Bonds due March 10, 2023 on July 25, 2022, (2) the prepayment of all $500 million of loans outstanding under the 2022A Utility Term Loan Credit Agreement, and (3) the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility also intends to use a portion of the remaining proceeds to fund the redemption of all $1.0 billion aggregate principal amount of the Utility’s 3.25% First Mortgage Bonds due 2024.

Pursuant to the financing order, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charge (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by the SB 901 Recovery Property. The fixed recovery charge is designed to recover the full principal amount of the recovery bonds along with any associated interest and financing costs. In the context of the CHT decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 10). The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating Revenues for the three and nine months ended September 30, 2022.

Also pursuant to the CHT decision, during the quarter ended June 30, 2022, the Utility recorded a $5.5 billion SB 901 securitization regulatory asset (see Note 4), reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. The Utility also recorded a $5.51 billion SB 901 securitization regulatory liability (see Note 4) during the quarter ended June 30, 2022, which represents certain shareholder tax benefits the Utility had recognized as of that date that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion as required in the CHT decision. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization expense reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. As a result of the initial recognition of the SB 901 securitization regulatory asset and liability, in the nine months ended September 30, 2022, the Utility recorded a $40 million pre-tax charge, reflected in SB 901 securitization charge, net in the Condensed Consolidated Statements of Income. The SB 901 securitization charge, net is expected to increase in future periods as the aforementioned tax benefits are recognized and recorded within deferred income taxes.

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

During the nine months ended September 30, 2022, PG&E Corporation did not sell any shares pursuant to the Equity Distribution Agreement or any Forward Sale Agreement. As of September 30, 2022, there was $400 million available under PG&E Corporation’s At the Market Equity Distribution Program for future offerings.

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

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,465,443,675 shares outstanding as of October 20, 2022, only 1,644,956,495 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of October 20, 2022, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of October 20, 2022 was 3.16% of the outstanding shares. On January 31, 2022, April 14, 2022, and October 4, 2022, the Fire Victim Trust exchanged 40,000,000, 60,000,000, and 35,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. In the nine months ended September 30, 2022, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 100,000,000 shares resulted in an aggregate tax benefit of $337 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. As of October 20, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 135,000,000 shares of PG&E Corporation common stock in the aggregate.

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

On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, which was paid on May 13, 2022, to holders of record on April 29, 2022 and declared a dividend on the Utility’s preferred stock totaling $3.5 million, which was paid on May 15, 2022, to holders of record on April 29, 2022. On September 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, to be payable on November 15, 2022, to holders of record on October 31, 2022.

On June 15, 2022, the Board of Directors of the Utility also reinstated the dividend on the Utility’s common stock and declared a common stock dividend of $425 million that was paid to PG&E Corporation on June 17, 2022. On September 15, 2022, the Board of Directors of the Utility declared a common stock dividend of $425 million that was paid to PG&E Corporation on September 16, 2022. No dividend is payable until declared by the Board of Directors of the Utility.

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors of PG&E Corporation and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors of PG&E Corporation may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items. PG&E Corporation currently is unable to predict when it will commence the payment of dividends on its common stock.

NOTE 8: EARNINGS PER SHARE

PG&E Corporation’s basic earnings per common share (“EPS”) is calculated by dividing the income available for common shareholders by the weighted average number of common shares outstanding.  PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding share-based compensation in the calculation of diluted EPS.  The following is a reconciliation of PG&E Corporation’s income available for common shareholders and weighted average common shares outstanding for calculating diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Income (loss) available for common shareholders	$456	$(1,091)	$1,287	$(574)
Weighted average common shares outstanding, basic	1,987	1,985	1,987	1,985
Add incremental shares from assumed conversions:
Employee share-based compensation	8	—	8	—
Equity Units	137	—	137	—
Weighted average common shares outstanding, diluted	2,132	1,985	2,132	1,985
Total income (loss) per common share, diluted	$0.21	$(0.55)	$0.60	$(0.29)

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	September 30, 2022	December 31, 2021
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	215,106,533	173,361,635
	Options	56,070,000	14,420,000
Electricity (Megawatt-hours)	Forwards, Futures and Swaps	10,323,759	10,283,639
	Options	215,600	288,000
	Congestion Revenue Rights (3)	215,759,706	239,857,610

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of September 30, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$104	$(9)	$70	$165
Other noncurrent assets – other	160	—	—	160
Current liabilities – other	(55)	9	15	(31)
Noncurrent liabilities – other	(151)	—	—	(151)
Total commodity risk	$58	$—	$85	$143

As of December 31, 2021, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$58	$(9)	$152	$201
Other noncurrent assets – other	169	—	—	169
Current liabilities – other	(53)	9	18	(26)
Noncurrent liabilities – other	(216)	—	—	(216)
Total commodity risk	$(42)	$—	$170	$128

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of September 30, 2022, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$160	$—	$—	$—	$160
Fixed-income securities	—	49	—	—	49
Nuclear decommissioning trusts
Short-term investments	103	—	—	—	103
Global equity securities	1,690	—	—	—	1,690
Fixed-income securities	1,057	806	—	—	1,863
Assets measured at NAV	—	—	—	—	23
Total nuclear decommissioning trusts (2)	2,850	806	—	—	3,679
Customer credit trust
Short-term investments	7	—	—	—	7
Global equity securities	251	—	—	—	251
Fixed-income securities	180	436	—	—	616
Total customer credit trust	438	436	—	—	874
Price risk management instruments (Note 9)
Electricity	—	32	205	22	259
Gas	—	27	—	39	66
Total price risk management instruments	—	59	205	61	325
Rabbi trusts
Short-term investments	25	—	—	—	25
Global equity securities	4	—	—	—	4
Fixed-income securities	—	68	—	—	68
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	29	134	—	—	163
Long-term disability trust
Short-term investments	4	—	—	—	4
Assets measured at NAV	—	—	—	—	111
Total long-term disability trust	4	—	—	—	115
TOTAL ASSETS	$3,481	$1,484	$205	$61	$5,365
Liabilities:
Price risk management instruments (Note 9)
Electricity	$—	$20	$174	$(22)	$172
Gas	—	12	—	(2)	10
TOTAL LIABILITIES	$—	$32	$174	$(24)	$182

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $530 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.  There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three and nine months ended September 30, 2022 and 2021.

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

	Fair Value at
(in millions)	At September 30, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$162	$78	Market approach	CRR auction prices	$ (2,265.69) - 2,265.94 / 0.43
Power purchase agreements	$43	$96	Discounted cash flow	Forward prices	$ (6.91) - 210.05 / 59.52

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2021		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$188	$93	Market approach	CRR auction prices	$ (40.77) - 2,265.94 / 0.40
Power purchase agreements	$26	$155	Discounted cash flow	Forward prices	$ (7.97) - 256.20 / 47.17

(1) Represents price per megawatt-hour.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and nine months ended September 30, 2022 and 2021, respectively:

	Price Risk Management Instruments
(in millions)	2022	2021
Asset (Liability) balance as of July 1	$11	$(18)
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	20	(62)
Asset (Liability) balance as of September 30	$31	$(80)

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2022	2021
Liability balance as of January 1	$(34)	$(72)
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	65	(8)
Asset (Liability) balance as of September 30	$31	$(80)

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of September 30, 2022 and December 31, 2021, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At September 30, 2022		At December 31, 2021
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation	$4,616	$4,302	$4,619	$4,796
Utility	33,726	27,420	31,816	35,803

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2022
Nuclear decommissioning trusts
Short-term investments	$103	$—	$—	$103
Global equity securities	427	1,314	(28)	1,713
Fixed-income securities	2,014	8	(159)	1,863
Total (1)	$2,544	$1,322	$(187)	$3,679
As of December 31, 2021
Nuclear decommissioning trusts
Short-term investments	$22	$—	$—	$22
Global equity securities	479	2,066	(10)	2,535
Fixed-income securities	1,938	98	(12)	2,024
Total (1)	$2,439	$2,164	$(22)	$4,581

(1) Represents amounts before deducting $530 million and $783 million as of September 30, 2022 and December 31, 2021, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2022
Less than 1 year	$19
1–5 years	619
5–10 years	411
More than 10 years	814
Total maturities of fixed-income securities	$1,863

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Proceeds from sales and maturities of nuclear decommissioning trust investments	$766	$224	$2,135	$1,176
Gross realized gains on securities	21	21	158	150
Gross realized losses on securities	(40)	(2)	(105)	(18)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2022
Customer credit trust
Short-term investments	$7	$—	$—	$7
Global equity securities	284	2	(35)	251
Fixed-income securities	639	—	(23)	616
Total	$930	$2	$(58)	$874

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2022
Less than 1 year	$—
1–5 years	169
5–10 years	162
More than 10 years	285
Total maturities of fixed-income securities	$616

The following table provides a summary of activity for the fixed-income and equity securities:

	2022
(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
Proceeds from sales and maturities of customer credit trust investments	$79	$79
Gross realized gains on securities	8	8
Gross realized losses on securities (1)	(18)	(18)
(1) Includes $7 million of impaired debt securities which were written-down to their respective fair values during the three and nine months ended September 30, 2022.

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

PG&E Corporation and the Utility currently believe that it is reasonably possible that the amount of loss could be greater than the accrued estimated amounts but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility and the outcome of the criminal proceeding initiated against the Utility in connection with the 2020 Zogg fire and three other fires in Shasta County, California. If the liability for wildfires were to exceed $1.0 billion in the aggregate in any Coverage Year, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 to satisfy settled or finally adjudicated eligible claims in excess of such amount, except that claims related to the 2019 Kincade fire would be subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire, USFS, or the relevant district attorney’s office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damages and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

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

On April 6, 2021, the Sonoma County District Attorney’s Office (“the Sonoma D.A.”) filed the Kincade Complaint charging the Utility with five felonies and 28 misdemeanors related to the 2019 Kincade fire. On April 6, 2021, PG&E Corporation announced that it disputed the charges in the Kincade Complaint. It further announced that it would accept Cal Fire’s finding that a Utility transmission line caused the 2019 Kincade fire. On May 11, 2021, the Utility filed a demurrer to 25 of the 33 counts contained in the Kincade Complaint. At a hearing on September 9, 2021, the Sonoma County Superior Court overruled the demurrer. On January 28, 2022, the Sonoma D.A. filed the Kincade Amended Complaint, which replaced two felonies with five different felonies and dropped six misdemeanor counts. On April 8, 2022, the Utility and the Sonoma D.A. filed a civil stipulated judgment to resolve the criminal prosecution of the Utility in connection with the 2019 Kincade fire (the “Kincade Stipulation”) without the Utility admitting any liability. Subject to the terms and conditions of the Kincade Stipulation, the Utility will pay a total of $20.25 million, which will not be recoverable through rates. Pursuant to the Kincade Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving Sonoma County; (ii) take certain wildfire mitigation actions consistent with its WMP; and (iii) engage an independent compliance monitor for at least five years to monitor the Utility’s compliance with certain commitments under the Kincade Stipulation, including its commitments to carry out vegetation management and equipment inspections in Sonoma County consistent with its WMP. After the Kincade Stipulation was entered by the Sonoma County Superior Court, the Sonoma D.A. moved to dismiss the Kincade Amended Complaint with prejudice, and the court granted the motion on April 11, 2022. In the first quarter of 2022, PG&E Corporation and the Utility recorded $20.25 million within Other current liabilities and Other noncurrent liabilities in connection with the Kincade Stipulation. As of September 30, 2022, $1.25 million has been paid pursuant to the Kincade Stipulation.

On December 2, 2021, the CPUC approved a settlement between the SED and the Utility (the “Kincade SED Settlement”). The Kincade SED Settlement resolves SED’s investigation into the 2019 Kincade fire and provides for the removal of approximately 70 transmission lines or portions of lines that are no longer in service and are de-energized but have not been removed as required by CPUC rules. The Kincade SED Settlement provides that the Utility (i) will pay $40 million to California’s General Fund; (ii) will remove permanently abandoned transmission lines over a ten-year period; and (iii) must incur $85 million of the costs of such work by December 31, 2024, and it may not seek recovery of this $85 million of costs. SED agreed to refrain from instituting enforcement proceedings against the Utility for not having removed the lines previously. The Kincade SED Settlement states that it does not constitute an admission by the Utility of violations of general orders or statutory requirements. In the first quarter of 2022, PG&E Corporation and the Utility recorded $40 million within Other current liabilities in connection with the Kincade SED Settlement. As of September 30, 2022, $20 million has been paid to California’s General Fund pursuant to the Kincade SED Settlement. For the $85 million of cost of removal that the Utility will not seek recovery, the Utility recorded such disallowances in the first quarter of 2022 upon identification of the facilities to be removed. On January 10, 2022, The Utility Reform Network (“TURN”) filed an application for rehearing of the Kincade SED Settlement. On January 25, 2022, the Utility filed an opposition to the application for rehearing. On April 21, 2022, the CPUC granted TURN’s application for the limited purpose of requiring SED to include in the decision approving the settlement an analysis of the appropriate penalty using the CPUC’s methodology and denied TURN’s application in all other respects. On July 14, 2022, the CPUC approved the SED settlement.

As of October 20, 2022, PG&E Corporation and the Utility are aware of approximately 106 complaints on behalf of at least 2,670 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court scheduled trial for November 7, 2022, which it vacated on October 11, 2022.

In addition, on January 5, 2022, Cal Fire filed a complaint against the Utility in the coordinated proceeding seeking to recover approximately $90 million for fire suppression and other costs incurred in connection with the 2019 Kincade fire. The Utility filed an answer to Cal Fire’s complaint on February 4, 2022.

On April 28, 2022, subrogation plaintiffs filed a motion for summary adjudication of their inverse condemnation cause of action in the coordinated proceeding. The court scheduled a hearing on this summary adjudication motion for August 5, 2022, which it vacated on July 29, 2022. On October 26, 2022, PG&E Corporation and the Utility entered an agreement with substantially all of the insurance subrogation plaintiffs to resolve their claims arising from the 2019 Kincade fire.

Additionally, on July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. The court scheduled a hearing on this summary adjudication motion for October 7, 2022, which it vacated on October 6, 2022.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $800 million as of December 31, 2021 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of filing the quarterly report on Form 10-Q for the quarter ended June 30, 2022, including the then-current status of settlement discussions with certain subrogation entities and individuals, PG&E Corporation and the Utility recorded an additional charge in the second quarter of 2022 for potential losses in connection with the 2019 Kincade fire of $150 million, for an aggregate liability of $950 million (before available insurance). The aggregate liability remained unchanged as of September 30, 2022.

PG&E Corporation’s and the Utility’s accrued estimated losses of $950 million do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2019 Kincade fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$769
Accrued Losses	150
Payments	(18)
Balance at September 30, 2022	$901

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of September 30, 2022, the Utility recorded an insurance receivable for the full amount of $430 million.

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

On October 25, 2022, the SED issued a proposed administrative enforcement order alleging that the Utility violated CPUC regulations and Public Utilities Code Section 451 in connection with the CPUC’s investigation of the 2020 Zogg fire. The proposed order recommends a penalty of $155 million. By November 21, 2022, the Utility must either agree to pay the penalty upon adoption of a final order by the CPUC or request a hearing on the proposed order. PG&E Corporation and the Utility believe it is probable that they will incur a loss, but the amount of that loss is not reasonably estimable at this time because the Utility intends to request a hearing to challenge the proposed order.

Various other entities, which may include other law enforcement agencies, may also be investigating the fire. It is uncertain when any such investigations will be complete.

As of October 20, 2022, PG&E Corporation and the Utility are aware of approximately 28 complaints on behalf of at least 496 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. In addition, on March 18, 2022, Cal Fire filed a complaint against the Utility in the coordinated proceeding seeking to recover approximately $34.5 million for fire suppression and other costs incurred in connection with the 2020 Zogg fire. The Utility filed an answer to Cal Fire’s complaint on May 3, 2022. On October 4, 2022, the court granted the parties’ stipulated motion to continue the February 6, 2023 trial date to May 30, 2023.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $375 million as of December 31, 2021 (before available insurance). The aggregate liability remained unchanged as of September 30, 2022.

PG&E Corporation’s and the Utility’s accrued estimated losses do not include, among other things: (i) any amounts for potential penalties, fines, or restitution that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2020 Zogg fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$211
Accrued Losses	—
Payments	(137)
Balance at September 30, 2022	$74

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of September 30, 2022, the Utility recorded an insurance receivable for $347 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $375 million probable loss estimate less an initial self-insured retention of $60 million, plus $32 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

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

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. The Utility has not been provided the report of Cal Fire’s expert arborist. Based on the information currently available to the Utility, including its inspection records, operating and inspection protocols and procedures, implementation of those protocols and procedures, and day-of-event response, the Utility believes its personnel acted reasonably (within the meaning of the applicable prudency standard discussed under “Regulatory Recovery” below) given the information available at the time and followed applicable policies and protocols both before ignition and in the day-of-event response. While an intervenor in a future cost recovery proceeding may argue the Cal Fire Investigation Report itself creates serious doubt with respect to the reasonableness of the Utility’s conduct, PG&E Corporation and the Utility do not believe the report identifies sufficient facts to shift the burden of proof applicable in a proceeding for cost recovery to the Utility. (See “Regulatory Recovery” and “Wildfire Fund under AB 1054”). PG&E Corporation and the Utility disagree with the allegations of the Cal Fire Investigation Report and plan to vigorously contest them. However, if the CPUC or the FERC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable, the Utility would not be able to recover costs through FERC TO rates, or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

The District Attorneys’ Offices of Butte County, Plumas County, Shasta County, Lassen County and Tehama County (the “North State Counties”), as well as the SED and OEIS, have been investigating the fire; various other entities, which may include other state and federal law enforcement agencies, may also be investigating the fire. The United States Attorney’s Office for the Eastern District of California issued a subpoena for documents as well. PG&E Corporation and the Utility are cooperating with the investigations. Except for the investigation by the District Attorneys of the North State Counties, it is uncertain when any other such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2021 Dixie fire. This investigation is ongoing, and PG&E Corporation and the Utility do not have access to the evidence in the possession of Cal Fire or other third parties.

On April 11, 2022, the Utility and the District Attorneys of the North State Counties filed a civil stipulated judgment to permanently resolve any potential state criminal prosecution of the Utility in connection with the 2021 Dixie fire (the “Dixie Stipulation”) without the Utility admitting any liability, and the Court entered the judgment on that same date. Subject to the terms and conditions of the Dixie Stipulation, the Utility will pay a total of $34.75 million, which will not be recoverable through rates. Pursuant to the Dixie Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving the North State Counties; (ii) take certain other wildfire mitigation actions consistent with its WMP; (iii) engage an independent compliance monitor for five years to monitor the Utility’s compliance with certain commitments under the Dixie Stipulation, including its commitments to carry out vegetation management and equipment inspections in the North State Counties consistent with its WMP; (iv) take good faith steps to initiate mediations with certain commercial timber landowners; and (v) initiate an expedited compensation program under which individuals whose homes, including mobile homes, were destroyed by the 2021 Dixie fire can submit an electronic claim form and supporting documentation, and the Utility will make them an offer to resolve their loss based on an objective, pre-determined valuation framework. The Dixie Stipulation also permanently resolved any potential state criminal prosecution of the Utility in connection with the 2021 Fly fire, which merged with the 2021 Dixie fire. In the first quarter of 2022, PG&E Corporation and the Utility recorded $34.75 million within Other current liabilities and Other noncurrent liabilities in connection with the Dixie Stipulation. As of September 30, 2022, $29.75 million has been paid pursuant to the Dixie Stipulation.

As of October 20, 2022, PG&E Corporation and the Utility are aware of approximately 54 complaints on behalf of at least 1,444 plaintiffs related to the 2021 Dixie fire and expect that they may receive further such complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On July 27, 2022, the court set a trial date of June 5, 2023.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.15 billion as of the year ended December 31, 2021 (before available recoveries). The aggregate liability remained unchanged as of September 30, 2022.

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.15 billion represent only claims based on the doctrine of inverse condemnation and do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

As noted above, the aggregate estimated liability for claims in connection with the 2021 Dixie fire does not include potential claims for fire suppression costs from federal, state, county, or local agencies or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are currently unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2021 Dixie fire. PG&E Corporation and the Utility believe, however, that such losses could be significant with respect to fire suppression costs due to the size and duration of the 2021 Dixie fire and corresponding magnitude of fire suppression resources dedicated to fighting the 2021 Dixie fire and with respect to claims for damage to land and vegetation in national parks or national forests due to the very large number of acres of national park and national forests that were affected by the 2021 Dixie fire. According to the Cal Fire Investigation Report, over $650 million of costs had been incurred in suppressing the 2021 Dixie fire. The Utility currently estimates that the fire burned approximately 70,000 acres of national parks and approximately 685,000 acres of national forests.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2021 Dixie fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$1,150
Accrued Losses	—
Payments	(32)
Balance at September 30, 2022	$1,118

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of September 30, 2022, the Utility recorded an insurance receivable of $553 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $347 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of September 30, 2022, the Utility recorded a Wildfire Fund receivable of $150 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $106 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $367 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA. An immaterial increase was recorded in the third quarter of 2022.

2022 Mosquito Fire

On September 6, 2022, at approximately 6:17 p.m. Pacific Time, the Utility was notified that a wildfire had ignited near OxBow Reservoir in Placer County, California (the “2022 Mosquito fire”), located in the service territory of the Utility. The National Wildfire Coordinating Group’s InciWeb incident overview dated October 25, 2022 at 6:30 p.m. Pacific Time indicated that the 2022 Mosquito fire had consumed approximately 76,788 acres at that time. It also indicated no fatalities, no injuries, 13 structures damaged, and 78 structures destroyed and that the fire was 100% contained.

The USFS has indicated to the Utility an initial assessment that the fire started in the area of the Utility’s power line on National Forest System lands and that the USFS is conducting a criminal investigation into the 2022 Mosquito fire. On September 24, 2022, the USFS removed and took possession of one of the Utility’s transmission poles and attached equipment. The USFS has not issued a determination as to the cause.

The cause of the 2022 Mosquito fire remains under investigation by the USFS and the US Department of Justice (“DOJ”), and PG&E Corporation and the Utility are cooperating with the investigation. PG&E Corporation and the Utility have received document and information requests from the DOJ. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2022 Mosquito fire. This investigation is preliminary, and PG&E Corporation and the Utility do not currently have access to the evidence in the possession of the USFS, DOJ, or other third parties.

As of October 20, 2022, PG&E Corporation and the Utility are aware of approximately three complaints on behalf of at least 34 plaintiffs related to the 2022 Mosquito fire and expect that they may receive further such complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of the quarter ended September 30, 2022 (before available recoveries).

PG&E Corporation’s and the Utility’s accrued estimated losses represent only claims based on the doctrine of inverse condemnation and do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable. The Utility’s accrued estimated losses also do not include any assumptions regarding offsetting recoveries from third-parties (outside of the Utility’s insurers).

As noted above, the aggregate estimated liability for claims in connection with the 2022 Mosquito fire does not include potential claims for fire suppression costs from federal, state, county, or local agencies or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are currently unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2022 Mosquito fire.

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $940 million, with a deductible of $60 million. As of September 30, 2022, the Utility recorded an insurance receivable of $40 million for probable insurance recoveries in connection with the 2022 Mosquito fire. As of September 30, 2022, the Utility also recorded a $10 million regulatory asset for costs that were determined to be probable of recovery through the FERC TO formula rate and a $50 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

Loss Recoveries

PG&E Corporation and the Utility have recovery mechanisms available for wildfire liabilities including from insurance, customers, and the Wildfire Fund. PG&E Corporation and the Utility record a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur, and the Utility can reasonably estimate the amount or its range. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such recoveries. For more information on the applicable facts and circumstances of the corresponding wildfires, see “2019 Kincade Fire,” “2020 Zogg Fire,” “2021 Dixie Fire,” and “2022 Mosquito Fire.”

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of September 30, 2022 are:

Potential Recovery Source (in millions)	2022 Mosquito fire	2021 Dixie fire
Insurance	$40	$553
FERC TO rates	10	106
WEMA	50	367
Wildfire Fund	—	150
Probable recoveries at September 30, 2022	$100	$1,176

The Utility could be subject to significant liability in connection with these wildfire events. If such liability is not recoverable from insurance or the other mechanisms described in this section, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

Insurance Coverage

In April 2022, the Utility purchased approximately $340 million in wildfire liability insurance coverage for the period from April 1, 2022 to April 1, 2023, at a cost of approximately $263 million. Additionally, the Utility purchased approximately $600 million in wildfire liability insurance in August 2022 for the period from August 1, 2022 to August 1, 2023, at a cost of approximately $516 million. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million.

In April 2022, the Utility purchased approximately $725 million in non-wildfire liability coverage for the period from April 1, 2022 to April 1, 2023 at a cost of approximately $154 million. The Utility’s non-wildfire liability insurance is subject to an initial self-insured retention of $10 million. As of September 30, 2022, PG&E Corporation and the Utility had prepaid insurance of $673 million, reflected in Other current assets on the Condensed Consolidated Balance Sheets.

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

Insurance Receivable

Through September 30, 2022, PG&E Corporation and the Utility recorded $430 million, $347 million, $553 million, and $40 million for probable insurance recoveries in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2022 Mosquito fire	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2021	$—	$563	$270	$414	$1,247
Accrued insurance recoveries (1)	$40	(10)	10	—	40
Reimbursements	—	—	(142)	(25)	(167)
Balance at September 30, 2022	$40	$553	$138	$389	$1,120

(1) For the nine months ended September 30, 2022, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase to the 2020 Zogg fire for $10 million.

During the nine months ended September 30, 2022, PG&E Corporation and the Utility resolved property related claims in the amount of $468 million, of which approximately $239 million is reflected in Accounts receivable, other on the Condensed Consolidated Financial Statements (excluded from the table above).

Regulatory Recovery

Section 451.1 of the Public Utilities Code provides that when determining an application to recover costs and expenses arising from a covered wildfire, the CPUC shall allow cost recovery if the costs and expenses are just and reasonable (i.e., the “prudency standard”). AB 1054 states that a utility with a valid safety certification for the time period in which a covered wildfire ignited “shall be deemed to have been reasonable” unless “a party to the proceeding creates a serious doubt as to the reasonableness of the [Utility’s] conduct,” in which case the burden shifts to the utility to prove its conduct was reasonable. The Utility had a valid safety certification at the time of the 2021 Dixie fire and the 2022 Mosquito fire, so any analysis of cost recovery starts with this presumption. AB 1054 also allows the CPUC to allocate costs and expenses “in full or in part taking into account factors both within and beyond the Utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds.”

The Utility’s recorded receivables under the WEMA and with respect to the Wildfire Fund take into account this revised prudency standard and the presumption of reasonableness of the Utility’s conduct, based on the Utility’s interpretation of AB 1054 and the information currently available to the Utility. Although the concept of “serious doubt” has been applied in other regulatory proceedings, such as FERC proceedings, the revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC and it is possible that the CPUC could interpret or apply the standard differently, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as a receivable.

FERC TO rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of September 30, 2022, the Utility recorded reductions of $106 million and $10 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of September 30, 2022, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $367 million and $50 million, respectively, as regulatory assets in the WEMA. Cost recovery for incremental insurance premiums is addressed through balancing account mechanisms.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of September 30, 2022 reflects an expectation that the Coverage Year will be based on the calendar year with coverage limited to the 2021 Dixie fire. For 2022, PG&E Corporation and the Utility have elected a Coverage Year that commences on January 1, 2022 at 12:01 a.m. Pacific Time and ends on December 31, 2022 at 12:00 a.m. Pacific Time.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses based on relevant factors that may have exacerbated the costs and expenses, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $3.0 billion based on its 2022 equity rate base, which is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar-year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

Before the expiration of any current safety certification, the Utility must request a new safety certification from the OEIS, which the Utility expects to be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to Section 8389(e) of the Public Utilities Code, added by AB 1054. An issued safety certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. On January 31, 2022, the OEIS approved the Utility’s 2021 application and issued the Utility’s 2021 safety certification. On September 14, 2022, the Utility submitted its 2022 safety certificate request.

The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the DWR charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by California’s three large electric IOUs for a 10-year period.

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

As of September 30, 2022, PG&E Corporation and the Utility recorded $150 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

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

Based on discussions with certain holders of Wildfire-Related Securities Claims, as well as the terms of the FVT D&O Claims Settlement Agreement (as defined below) and the settlement agreements with carriers of the D&O Insurance policies, PG&E Corporation believes it is probable that it will incur a loss in connection with the Wildfire-Related Securities Claims. As of September 30, 2022 and each as further described below:

•For the Wildfire-Related Securities Claims, based on discussions with the plaintiffs in the consolidated securities action, PG&E Corporation recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best estimate of probable losses for such claims, though actual losses could be greater or less than this estimate.

•For the Insurance Coverage Claims, PG&E Corporation entered into agreements with certain of its D&O Insurance carriers to settle the majority of the Insurance Coverage Claims and recorded an insurance receivable for $272 million. PG&E Corporation records a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur, and PG&E Corporation can reasonably estimate the amount or its range.

•For the Fire Victim Trust D&O Claims, the parties entered into a settlement agreement (the “FVT D&O Claims Settlement Agreement”) pursuant to which PG&E Corporation, the Utility, and certain former director and officer defendants will cause $117 million to be paid to the Fire Victim Trust from D&O insurance policy proceeds, subject to certain conditions. Proceeds from the D&O Insurance coverage will be paid first to the Fire Victim Trust for the Fire Victim Trust D&O Claims, and then PG&E Corporation intends to apply the remaining proceeds to the Wildfire-Related Securities Claims. Accordingly, PG&E Corporation recorded a $117 million payable to the Fire Victim Trust in the second quarter of 2022.

As a result, PG&E Corporation believes it is probable that it will incur a net loss of $145 million in connection with these matters. As of September 30, 2022, the net loss is reflected in Other income (expense), net on PG&E Corporation’s Condensed Consolidated Statements of Income.

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

On July 26, 2022, PG&E Corporation, the Utility, certain former director and officer defendants, and the Fire Victim Trust entered into the FVT D&O Claims Settlement Agreement, pursuant to which PG&E Corporation, the Utility, and certain former director and officer defendants will cause $117 million to be paid to the Fire Victim Trust from D&O Insurance policy proceeds, and the Fire Victim Trust will release, among other things, any claims related to the assigned claims and the pursuit of the Trotter v. Chew action. Pursuant to the Plan, the settlement amount must be paid solely from insurance proceeds from the “Side B” D&O Insurance coverage. Accordingly, the settlement is contingent upon, among other things, a final order from the Bankruptcy Court approving settlements among PG&E Corporation, the Utility, and their D&O Insurance carriers (see “Indemnification Obligations and D&O Insurance Coverage” below). The settlement is also contingent upon an order from the Bankruptcy Court approving a settlement of the claims described under the heading “Wildfire-Related Securities Class Action” below, subject to certain exceptions. As a result of the FVT D&O Claims Settlement Agreement, the Trotter v. Chew action has been stayed. As of September 30, 2022, PG&E Corporation recorded a $117 million payable to the Fire Victim Trust.

On January 25, 2019, a separate purported derivative lawsuit, entitled Hagberg v. Chew, et al., was filed in San Francisco Superior Court, alleging claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the 2018 Camp fire against certain then-current and former officers and directors, and naming PG&E Corporation and the Utility as nominal defendants. The plaintiff filed a request to dismiss this action, and on October 12, 2022, the court dismissed the action.

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

On February 22, 2019, a third purported securities class action was filed in the District Court, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint named as defendants certain then-current and former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint asserted claims under Section 11 of the Securities Act based on alleged material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. The securities actions have been enjoined as to PG&E Corporation and the Utility pursuant to the Plan with any such claims submitted through a proof of claim to be resolved by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Cases. On April 29, 2021, the District Court issued a notice of intent to stay this action pending completion of the claims procedures in the bankruptcy proceedings. PERA filed objections to the notice of intent to stay on May 28, 2021. PG&E Corporation and the Utility filed a response to PERA’s objections on June 10, 2021, the officer, director, and underwriter defendants filed a response to PERA’s objections on June 11, 2021, and PERA filed a sur-response on June 21, 2021. On September 30, 2022, the District Court issued an order staying the action pending resolution of the bankruptcy proceedings. Accordingly, the District Court administratively closed the case, subject to a motion by the parties thereto to reopen the case.

Based on discussions with the plaintiffs in this matter, PG&E Corporation believes it is probable that it will incur a loss in connection with this matter. In the second quarter of 2022, PG&E Corporation recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best loss estimate for the Wildfire-Related Securities Claims. PG&E Corporation believes that it is reasonably possible that the amount of loss could be greater or less than the accrued estimated amount but is unable to reasonably estimate any additional loss because the amount of the liability has not been agreed or otherwise determined, and even if PG&E Corporation were to enter into an agreement with representatives of the plaintiffs in this matter (which would also resolve proofs of claim by these plaintiffs in the bankruptcy), any such agreement would be subject to, among other things, approval by the Bankruptcy Court and the District Court, and class members would have the right to opt out of any such agreement.

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

PG&E Corporation and the Utility have engaged in settlement efforts with respect to the Subordinated Claims. If any of the Subordinated Claims are ultimately not settled, PG&E Corporation and the Utility expect that those Subordinated Claims will be resolved by the Bankruptcy Court in the claims reconciliation process and treated as described above under the Plan. Under the Plan, after the Emergence Date, PG&E Corporation and the Utility have the authority to compromise, settle, object to, or otherwise resolve proofs of claim, and the Bankruptcy Court retains jurisdiction to hear disputes arising in connection with disputed claims. With respect to the Subordinated Claims, the claims reconciliation process may include litigation of the merits of such claims, including the filing of motions, fact discovery, and expert discovery. The total number and amount of allowed Subordinated Claims, if any, was not determined at the Emergence Date. To the extent any such claims are allowed, the total amount of such claims could be material, and therefore could result in (a) the issuance of a material number of shares of common stock of PG&E Corporation with respect to allowed HoldCo Rescission or Damage Claims, or (b) the payment of a material amount of cash with respect to allowed Subordinated Debt Claims. There can be no assurance that such claims will not have a material adverse impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit and on December 15, 2021, PERA filed its opening brief. On February 14, 2022 and February 17, 2022, the Official Committee of Tort Claimants appointed in the Chapter 11 Cases and both PG&E Corporation and the Utility filed their answering briefs, respectively. On May 20, 2022, the Official Committee of Tort Claimants filed a motion to dismiss the case. On June 21, 2022, PERA filed its opposition, and PG&E Corporation and the Utility joined the motion to dismiss. On June 28, 2022, the Official Committee of Tort Claimants filed its reply. PERA’s appeal to the Ninth Circuit Court of Appeals remains pending.

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

PG&E Corporation and the Utility have worked to resolve the Subordinated Claims in accordance with the procedures approved by the Bankruptcy Court, including by collecting trading information from holders of Subordinated Claims. Also, pursuant to those procedures, PG&E Corporation and the Utility have filed numerous omnibus objections in the Bankruptcy Court to certain of the Subordinated Claims. The Bankruptcy Court has entered several orders disallowing and expunging Subordinated Claims that were subject to these omnibus objections, and certain Subordinated Claims subject to these omnibus objections remain pending. PG&E Corporation and the Utility expect to file additional omnibus objections with respect to certain of the Subordinated Claims and to continue to act under the procedures approved by the Bankruptcy Court to resolve the Subordinated Claims.

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

In July 2022, PG&E Corporation, the Utility, and the former director and officer defendants entered into agreements with certain of their D&O Insurance carriers to settle the majority of the Insurance Coverage Claims. As a result of these agreements, PG&E Corporation will receive insurance coverage in an aggregate amount of $272 million. These settlements are contingent upon approval by the Bankruptcy Court. On September 29, 2022, PG&E Corporation and the Utility filed a motion for approval of these settlements with the Bankruptcy Court, and on October 25, 2022, the Bankruptcy Court entered an order approving these settlements. In the second quarter of 2022, PG&E Corporation recorded an insurance receivable for $272 million. Proceeds from the D&O Insurance coverage will be paid first to the Fire Victim Trust for the Fire Victim Trust D&O Claims, and then PG&E Corporation intends to apply the remaining proceeds to the Wildfire-Related Securities Claims.

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

On August 20, 2021, the Butte County Superior Court held a brief hearing on the status of restitution, which involves distribution of funds from the Fire Victim Trust. The Butte County Superior Court has since continued the hearing to May 19, 2023.

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the third quarter of 2022 by approximately $384 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $240 million to Regulatory assets.

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

On September 21, 2021, the Utility and certain parties filed a motion with the CPUC seeking approval of a settlement agreement that would resolve all of the issues raised by the settling parties in the 2020 WMCE application. On October 11, 2022, the assigned ALJ issued a PD, and the assigned Commissioner issued an APD. Both the PD and the APD would make the interim rates final and no longer subject to refund.

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

On December 17, 2021, the CPUC issued a final decision authorizing the Utility’s request to establish memorandum accounts to track revenue requirement changes beginning on January 1, 2022 and leaving the cost of capital rates at current levels, subject to true-up based on the CPUC’s decision on the 2022 cost of capital application. As of September 30, 2022, the Utility had not recorded a reserve for refunds related to these memorandum accounts.

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

On September 30, 2022, the assigned ALJs issued a PD, and the assigned Commissioner issued an APD. Both the PD and the APD found that an extraordinary event occurred, and that the cost of capital adjustment mechanism should not be implemented for 2022. If adopted, the PD would open a second phase of this proceeding to determine the 2022 cost of capital, while the APD would retain the cost of capital previously authorized in the 2020 cost of capital proceeding and close this proceeding. Comments on the PD and APD were filed October 20, 2022, and reply comments were filed October 25, 2022.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $61 million and $77 million as of September 30, 2022 and December 31, 2021, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On February 28, 2022, the Ninth Circuit Court of Appeals entered an order certifying two questions of state law to the California Supreme Court. On June 1, 2022, the California Supreme Court accepted certification of the questions. The plaintiff filed his opening brief on July 1, 2022. The Utility’s answering brief was filed on August 31, 2022, and the plaintiff’s reply brief was filed on October 20, 2022.

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

	Balance at
(in millions)	September 30, 2022	December 31, 2021
Topock natural gas compressor station	$286	$299
Hinkley natural gas compressor station	113	123
Former MGP sites owned by the Utility or third parties (1)	792	667
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	112	104
Fossil fuel-fired generation facilities and sites (3)	32	70
Total environmental remediation liability	$1,335	$1,263

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

The Utility’s environmental remediation liability as of September 30, 2022, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of September 30, 2022, the Utility expected to recover $1,092 million of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the California DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018 and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $237 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is currently conducting a background study on the site to better define the chromium plume boundaries. A draft background report was received in January 2020 and is expected to be finalized in 2023. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $127 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $509 million if the extent of contamination or necessary remediation at currently identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $47 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. The Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $50 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon. For Humboldt Bay Unit 3, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages to the site’s spent fuel storage installation. NEIL also provides coverage for damages caused by acts of terrorism and cyberattacks at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $41 million.  If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $4 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K.

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of further subdivided spaces. As of June 30, 2022, part of the space in the Lease has been made available for use. The Utility has recorded approximately $322 million in Operating lease right of use assets, approximately $157 million of leasehold improvements, which includes approximately $78 million that was provided to the Utility as lease incentives, and approximately $399 million in current and noncurrent Operating lease liabilities in the Condensed Consolidated Financial Statements related to the Lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of September 30, 2022, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

Jurisdictions may attempt to acquire the Utility’s assets through eminent domain (“municipalization”). In particular, the City and County of San Francisco (“San Francisco”) has submitted a petition with the CPUC seeking a valuation of the Utility’s electric assets in San Francisco and has expressed intent to acquire such assets. While San Francisco would still need to initiate and prevail in an eminent domain action in state court to acquire the Utility’s assets, there is no guarantee that the Utility would be successful in defending against such an action. If municipalization proceedings are permitted to move forward and are successful, the Utility would be entitled to receive the fair market value of the assets that are subject to the takeover effort, but the valuation issues in any municipalization proceeding would be highly contentious and could result in the Utility receiving less than what it believes is just compensation for the applicable assets. Any assets acquired by a third party through eminent domain would be excluded from the Utility’s rate base, reducing the Utility’s revenues and opportunity to earn a return. Assets that are targeted for municipalization generally are located in geographic areas that have a lower cost of service relative to billed revenues, so municipalization could negatively impact the affordability of the Utility’s service for remaining Utility customers served outside of those geographic areas. A successful municipalization attempt could also encourage similar attempts by other municipalities, which if successful, would further divide apart the Utility’s assets and reduce the Utility’s rate base, profitability, and affordability for remaining Utility customers. Additionally, it is unclear how the CPUC would allocate the compensation received by the Utility for its assets between shareholders and customers. As a result of these factors, municipalization could materially affect the Utility’s financial condition, results of operations, liquidity, and cash flow.

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

Inflation may negatively impact PG&E Corporation’s and the Utility’s financial conditions, results of operations, liquidity, and cash flows.

PG&E Corporation and the Utility have observed that prices for equipment, materials, supplies, employee labor, contractor services, and variable-rate debt have increased. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Increases in inflation raises costs for labor, materials and services, and PG&E Corporation and the Utility may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely impact PG&E Corporation’s and the Utility’s financial conditions, results of operations, liquidity, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2022, PG&E Corporation did not contribute any equity securities to the Utility. Also during the quarter ended September 30, 2022, PG&E Corporation did not make any sales of unregistered equity securities in reliance on an exemption from registration under the Securities Act.

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On January 31, 2022, April 14, 2022, and October 4, 2022, the Fire Victim Trust exchanged 40,000,000, 60,000,000, and 35,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of September 30, 2022, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 100,000,000 shares of PG&E Corporation common stock in the aggregate.

Issuer Purchases of Equity Securities

On September 15, 2022, the Board of Directors amended the terms of PG&E Corporation Chief Executive Officer Patricia K. Poppe’s Non-Annual Restricted Stock Unit Award Agreement dated March 1, 2021 to allow the forfeiture of additional shares of PG&E Corporation common stock to satisfy state tax obligations in connection with a prior vesting of restricted stock units. In accordance with this amendment, on September 22, 2022, PG&E Corporation repurchased 57,396 shares from Ms. Poppe in connection with the forfeiture of additional shares to satisfy these state tax obligations.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchase as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2022	—	$—	$—	$—
August 1 through August 31, 2022	—	$—	$—	$—
September 1 through September 30, 2022	57,396	$13.11	$—	$—
Total	57,396	$13.11	$—	$—

PG&E Corporation does not have any preferred stock outstanding. During the quarter ended September 30, 2022, the Utility did not redeem or repurchase any shares of its various series of preferred stock outstanding.

On January 31, 2022, April 14, 2022, and October 4, 2022, the Fire Victim Trust exchanged 40,000,000, 60,000,000, and 35,000,000 Plan Shares, respectively, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement. The exchange was effected in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act. See “Tax Matters” in Part I, Item 2. MD&A above and “Share Exchange and Tax Matters Agreement” in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K for a detailed discussion of the exchange and the terms of the Share Exchange and Tax Matters Agreement, respectively.

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

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 20, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 20, 2021 (File No. 1-2348), Exhibit 3.1)

4.1
Indenture, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 4.1)

4.2
Series Supplement, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 4.2)

4.3
Seventeenth Supplemental Indenture, dated as of October 4, 2022 to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee

10.1
Underwriting Agreement, dated July 13, 2022, among PG&E Wildfire Recovery Funding LLC, Pacific Gas and Electric Company and Citigroup Global Markets Inc., Barclays Capital Inc., and Goldman Sachs & Co. LLC, as representatives of the Underwriters party thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 13, 2022 (File No. 1-2348), Exhibit 1.1)

10.2		Amendment No. 2 to Credit Agreement, dated as of October 4, 2022, among PG&E Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.3
Amendment No. 2 to Credit Agreement, dated as of October 4, 2022, among Pacific Gas and Electric Company, the lenders party thereto, Citibank, N.A., as administrative agent and Citibank, N.A., as designated agent

10.4
Recovery Property Servicing Agreement, dated July 20, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 10.1)

10.5
Recovery Property Purchase and Sale Agreement, dated July 20, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Seller (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 10.2)

10.6
Administration Agreement, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 10.3)

10.7
Amendment No. 8 to Receivables Financing Agreement, dated as of September 30, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent

10.8	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award, as amended effective August 14, 2022

10.9	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Restricted Stock Unit Award, as amended effective August 14, 2022

10.10	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Performance Share Unit Award, as amended effective August 14, 2022

10.11	*	Amendment to 2014 PG&E Corporation Long-Term Incentive Plan Award Agreements and 2021 PG&E Corporation Long-Term Incentive Plan Award Agreements, dated August 14, 2022

10.12	*	Consent to Amend Award Agreement, dated August 14, 2021, between PG&E Corporation and John R. Simon

10.13	*	Amendment to 2014 PG&E Corporation Long-Term Incentive Plan Award Agreement, dated March 1, 2021, between PG&E Corporation and Patricia K. Poppe

10.14	*	Non-Annual Restricted Stock Unit Award Agreement, dated March 1, 2021, between PG&E Corporation and Patricia K. Poppe

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: October 27, 2022