Form 10-K
period 2022-12-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2023-02-23
CIK 1004980, 75488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number	Exact Name of Registrant as Specified In Its Charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-12609	PG&E CORPORATION	California	94-3234914
1-2348	PACIFIC GAS AND ELECTRIC COMPANY	California	94-0742640

300 Lakeside Drive				300 Lakeside Drive

Oakland,	California		94612	Oakland,	California		94612
(Address of principal executive offices) (Zip Code)				(Address of principal executive offices) (Zip Code)
	415	973-1000			415	973-1000
(Registrant’s telephone number, including area code)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
PG&E Corporation:	☒	Yes	☐	No
Pacific Gas and Electric Company:	☒	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
PG&E Corporation:	☐	Yes	☒	No
Pacific Gas and Electric Company:	☐	Yes	☒	No

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
PG&E Corporation:	☐
Pacific Gas and Electric Company:	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2022, the last business day of the most recently completed second fiscal quarter:
PG&E Corporation common stock	$20,819 million
Pacific Gas and Electric Company common stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of February 16, 2023:
PG&E Corporation:	2,466,208,388*
Pacific Gas and Electric Company:	264,374,809

*Includes 187,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 290,000,000 shares of common stock held by Pacific Gas and Electric Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Joint Proxy Statement relating to the 2023 Annual Meetings of Shareholders	Part III (Items 10, 11, 12, 13 and 14)

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PG&E Corporation
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF EQUITY
Pacific Gas and Electric Company
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2022
2021 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2021
AB	Assembly Bill
AFUDC	allowance for funds used during construction
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
ARO	asset retirement obligation
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Code	the United States Bankruptcy Code
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CAPP	California Arrearage Payment Program
CARB	California Air Resources Board
CARE	California Alternate Rates for Energy Program
CCA	Community Choice Aggregator
CCPA	California Consumer Privacy Act of 2018
CEC	California Energy Resources Conservation and Development Commission
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020, with the Bankruptcy Court
Corporation Revolving Credit Agreement
Credit Agreement, dated as of July 1, 2020, as amended, by and among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent

CHT	Customer Harm Threshold
CPIM	Core Procurement Incentive Mechanism
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
CVA	climate vulnerability assessment
D&O Insurance	directors’ and officers’ liability insurance
DA	Direct Access
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOJ	United States Department of Justice
DTA	deferred tax asset
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process

EPA	U.S. Environmental Protection Agency
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
EVM	enhanced vegetation management
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020 between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GHG	greenhouse gas
GO	general order
GRC	general rate case
GT&S	gas transmission and storage
HFTD	high fire threat district
HSMA	Hazardous Substance Memorandum Account
IRC	Internal Revenue Code of 1986, as amended
IOUs	investor-owned utility(ies)
Kincade Amended Complaint	The amended criminal complaint filed by the Sonoma County District Attorney’s Office on January 28, 2022 in connection with the 2019 Kincade fire
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
LSEs	load serving entities
LTIP	Long-Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7, of this Form 10-K
MGMA	Microgrids Memorandum Account
MGP	manufactured gas plants
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
NTSB	National Transportation Safety Board
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
OIR	order instituting rulemaking
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility
PCAOB	Public Company Accounting Oversight Board (United States)
PD	proposed decision
PERA	Public Employees Retirement Association
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan

PSPS	Public Safety Power Shutoff
QF	Qualifying facilities
RA	Resource Adequacy
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility’s accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RPS	Renewables Portfolio Standard
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SPV	PG&E AR Facility, LLC
Tax Act	Tax Cuts and Jobs Act of 2017
TO	transmission owner
TURN	The Utility Reform Network
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines associated with various investigations and proceedings; forecasts of capital expenditures; forecasts of expense reduction; estimates and assumptions used in critical accounting estimates, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “commit,” “goal,” “target,” “will,” “may,” “should,” “would,” “could,” “potential,” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•the extent to which the Wildfire Fund and revised prudency standard under AB 1054 effectively mitigate the risk of liability for damages arising from catastrophic wildfires, including whether the Utility maintains an approved WMP and a valid safety certification and whether the Wildfire Fund has sufficient remaining funds;

•the risks and uncertainties associated with wildfires that have occurred or may occur in the Utility’s service area, including the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), the wildfire that began on September 27, 2020 in the area of Zogg Mine Road and Jenny Bird Lane, north of Igo in Shasta County, California (the “2020 Zogg fire”), the wildfire that began on July 13, 2021 near the Cresta Dam in the Feather River Canyon in Plumas County, California (the “2021 Dixie fire”), the wildfire that began on September 6, 2022 near OxBow Reservoir in Placer County, California (the “2022 Mosquito fire”), and any other wildfires for which the causes have yet to be determined; the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC; the outcome of the criminal proceeding initiated against the Utility in connection with the 2020 Zogg fire; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; the risk that the Utility is not able to recover costs from the Wildfire Fund or other third parties or through rates; and the effect on PG&E Corporation’s and the Utility’s reputations of such wildfires, investigations, and proceedings;

•the extent to which the Utility’s wildfire mitigation initiatives are effective, including the Utility’s ability to comply with the targets and metrics set forth in its WMP; or to retain or contract for the workforce necessary to execute its WMP; the effectiveness of its system hardening, including undergrounding; the cost of the program and the timing and outcome of any proceeding to recover such costs through rates; and any determination by OEIS that the Utility has not complied with its WMP;

•the impact of the Utility’s implementation of its PSPS program, and whether any fines, penalties, or civil liability for damages will be imposed on the Utility as a result; the costs in connection with PSPS events, the timing and outcome of any proceeding to recover such costs through rates, and the effects on PG&E Corporation’s and the Utility’s reputations caused by implementation of the PSPS program;

•the Utility’s ability to safely, reliably, and efficiently construct, maintain, operate, protect, and decommission its facilities, and provide electricity and natural gas services safely and reliably;

•significant changes to the electric power and gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for electricity and natural gas, driven by customer departures to CCAs, DA providers, and legislative mandates to replace gas-fuel technologies; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources and changing customer demand for its natural gas and electric services;

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

◦the environment, including the costs incurred to discharge the Utility’s remediation obligations or the costs to comply with standards for GHG emissions, renewable energy targets, energy efficiency standards, distributed energy resources, and electric vehicles;

◦the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, and cooling water intake, and whether Diablo Canyon’s operations are extended; and the Utility’s ability to continue operating Diablo Canyon until its planned retirement;

◦the regulation of utilities and their affiliates, including the conditions that apply to PG&E Corporation as the Utility’s holding company;

◦privacy and cyber security; and

◦taxes and tax audits;

•the timing and outcomes of the Utility’s pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested; the Utility’s application to transfer its non-nuclear generation assets to Pacific Generation and the potential sale of a minority interest in Pacific Generation; and the transfer of ownership of the Utility’s assets to municipalities or other public entities, including as a result of the City and County of San Francisco’s valuation petition;

•whether the Utility can control its operating costs within the authorized levels of spending; whether the Utility can continue implementing the Lean operating system and achieve projected savings; the extent to which the Utility incurs unrecoverable costs that are higher than the forecasts of such costs; the risks and uncertainties associated with inflation; and changes in cost forecasts or the scope and timing of planned work resulting from changes in customer demand for electricity and natural gas or other reasons;

•the outcome of current and future self-reports, investigations or other enforcement actions, or notices of violation that could be issued related to the Utility’s compliance with laws, rules, regulations, or orders applicable to its gas and electric operations; the construction, expansion, or replacement of its electric and gas facilities; electric grid reliability; audit, inspection and maintenance practices; customer billing and privacy; physical and cyber security protections; environmental laws and regulations; or otherwise, such as fines; penalties; remediation obligations; or the implementation of corporate governance, operational or other changes in connection with the EOEP;

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

•the ability of PG&E Corporation and the Utility to securitize the remaining $1.385 billion of fire risk mitigation capital expenditures that were or will be incurred by the Utility;

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

•the severity, extent and duration of the global COVID-19 pandemic and its impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, as well as on energy demand in the Utility’s service area, the ability of the Utility to collect on customer receivables, the ability of the Utility to mitigate these effects, including with spending reductions, the ability of the Utility to recover any losses incurred in connection with the COVID-19 pandemic, and the impact of workforce disruptions caused either by illness of workers and their family members or workforce attrition related to potential new workplace regulations such as vaccine mandates; and

•the impact of changes in GAAP, standards, rules, or policies, including those related to regulatory accounting, and the impact of changes in their interpretation or application.

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors in this Form 10-K and a detailed discussion of these matters contained in Item 7. MD&A. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

PG&E Corporation’s and the Utility’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements, are available free of charge on both PG&E Corporation’s website, www.pgecorp.com, and the Utility's website, www.pge.com, as promptly as practicable after they are filed with, or furnished to, the SEC. Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors, including regarding dividends, at http://investor.pgecorp.com, under the “Wildfire and Safety Updates,” “News & Events: Events & Presentations,” and “Shareholders: Dividend Information” tabs, respectively, in order to publicly disseminate such information. Specifically, within two hours during business hours or four hours outside of business hours of the determination that an incident is attributable or allegedly attributable to the Utility’s electric facilities and has resulted in property damage estimated to exceed $50,000, a fatality or injury requiring overnight in-patient hospitalization, or significant public or media attention, the Utility is required to submit an electric incident report including information about such incident to the CPUC. The information included in an electric incident report is limited and may not include important information about the facts and circumstances about the incident due to the limited scope of the reporting requirements and timing of the report and is necessarily limited to information to which the Utility has access at the time of the report. Ignitions are also reportable under CPUC Decision 14-02-015 when they involve self-propagating fire of material other than electrical or communication facilities; the fire traveled greater than one linear meter from the ignition point; and the Utility has knowledge that the fire occurred. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such website is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link. PG&E Corporation and the Utility also make available to investors information about the companies’ climate goals and progress in the Corporate Sustainability Report and Climate Strategy Report, which information is not incorporated by reference into this report.

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

The principal executive offices of PG&E Corporation and the Utility are located at 300 Lakeside Drive, Oakland, California 94612. PG&E Corporation’s telephone number is (415) 973-1000 and the Utility’s telephone number is (415) 973-7000.

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

This 2022 Form 10-K contains forward-looking statements that are necessarily subject to various risks and uncertainties. For a discussion of the significant risks that could affect the outcome of these forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors and “Forward-Looking Statements” above.

Triple Bottom Line

PG&E Corporation’s and the Utility’s purpose is to deliver for their hometowns, serve the planet, and lead with love. In support of this purpose, the companies employ a Lean operating model designed to drive more effective and responsive decision-making, reduce the difficulties many coworkers face in their day-to-day work, and deliver better outcomes for customers and communities.

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

PG&E Corporation’s and the Utility’s human capital resource objectives are to build and retain an engaged, well trained, diverse, and equitably-paid workforce. PG&E Corporation and the Utility place a high priority on delivering customer value and providing a hometown customer experience. The Utility’s customer-driven investment program is aimed at improving safety, increasing electric and gas reliability, and improving customer satisfaction.

For more information, see “Human Capital” below.

Planet

The planet element of the triple bottom line represents PG&E Corporation’s and the Utility’s commitment to protect and serve the environment. This commitment extends beyond compliance with various state and federal environmental, health, and safety laws and regulations. PG&E Corporation and the Utility believe that integrating and managing climate change and other environmental considerations in the companies’ business strategies creates long-term value for PG&E Corporation and the Utility, and for their customers, communities, coworkers, and other stakeholders. Mitigating and adapting to the impacts of climate change presents opportunities for growth for the Utility’s business and economic opportunity for the communities it serves.

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

PG&E Corporation and the Utility have committed to helping heal the planet. PG&E Corporation’s and the Utility’s Climate Strategy Report, which is available to the public, describes the companies’ climate goals and plans to meet those goals. To meet their longer-term climate goals, PG&E Corporation and the Utility intend to scale their efforts to decarbonize the electric system to accommodate a shift to vehicle electrification, integrate a proliferation of distributed energy resources, and achieve increased penetration of renewable energy combined with investments in the grid and energy storage.

PG&E Corporation and the Utility also plan to transition the gas system to cleaner fuels, increasingly target natural gas delivery for hard-to-electrify customer sectors, and support efforts to accelerate building electrification. The objective is to do so in an orderly manner to achieve a positive customer and community experience, while reducing natural gas system investments in targeted electrified communities.

The impacts of climate change on the Utility’s infrastructure are already a reality. Record-breaking extreme heat and heat waves are increasingly a regular occurrence throughout California. Peak electric loads are expected to increase with increasing temperatures due to direct impacts of ambient temperatures on equipment and direct impacts on electricity demand driven by rising air conditioning installation and usage, and increasingly driven in the future from widespread progress in adoption of beneficial electrification technologies. The Utility’s assets on the coast and in or near watersheds face potential increased exposures to coastal, riverine, and precipitation-related flooding because of climate-driven changes in precipitation and sea-level rise.

Climate change will also continue to intensify the potential for wildfires throughout California. The worsening conditions across California increase the likelihood and severity of wildfires, including those where the Utility’s equipment may be alleged to be associated with the fire’s ignition. Reducing risk will be even more important as climate change continues to exacerbate the risks facing the Utility. A key element of preparing the Utility for the physical risks of climate change is an updated and more detailed system-wide CVA of the Utility’s assets, operations, and services, which the Utility expects to file with the CPUC in 2024. The CVA is expected to improve the Utility’s understanding of its exposure to climate hazards and the sensitivity of assets and operations to these hazards.

PG&E Corporation and the Utility continue to pursue policies and programs that enable safe, reliable, and affordable clean and resilient energy for their customers. As a result of actions already taken by PG&E Corporation and the Utility, the companies have:

•Delivered clean electricity to customers in 2022 that was more than 95% GHG free.

•Helped customers avoid emissions and energy costs through robust energy efficiency programs.

•Awarded contracts for more than 3.3 GWs of battery energy storage to be deployed over the next several years, strengthening California’s grid efficiency and reliability.

•Installed approximately 340 charging ports for electric vehicles at schools, parks, public charging locations, and in support of fleets - with nearly half in disadvantaged communities - and received regulatory approval for new innovative pilots on vehicle grid integration, submetering, and dynamic rates.

•Brought the total number of interconnected private solar customers to more than 700,000 and supported more than 50,000 customers who have installed battery storage at their homes or businesses.

•Continued to advance decarbonization initiatives for the Utility’s natural gas delivery system, including meeting the CPUC-mandated methane emission reduction target ahead of schedule and accelerating initiatives to meet its voluntary 2030 reduction goal.

The CPUC coordinates the planning of supply resources through the Integrated Resource Planning (“IRP”) proceeding and has determined that replacing the power generated by Diablo Canyon is the responsibility of all LSEs within the CAISO. Looking ahead, the Utility expects its GHG-free energy supply mix of renewable, large hydroelectric, and nuclear generation resources to decrease as, beginning in 2023, the Utility is required to offer for allocation or sale renewables portfolio standard-eligible (“RPS”) attributes that the Utility procured on behalf of customers that subsequently switched to non-Utility providers in order to comply with regulatory mandates and to manage customer affordability. Towards the end of the decade and beyond, the Utility’s GHG-free energy supply mix is expected to grow relative to 2025 levels as the Utility procures new GHG-free generation and storage to meet California’s IRP GHG emissions reduction targets and California’s clean energy goals. For more information, see “Electric Integrated Resource Planning and Related Procurement” below.

Prosperity

The prosperity element of the triple bottom line represents PG&E Corporation’s and the Utility’s commitment to meeting their financial objectives and providing economic development opportunities and benefits in the communities they serve. Management believes clean energy should be affordable for and inclusive of all economic backgrounds.

Under cost-of-service ratemaking, a utility’s earnings depend on the outcomes of its ratemaking proceedings and its ability to manage costs.

See “Ratemaking Mechanisms” below and “Regulatory Matters” in Item 7. MD&A for more information on specific CPUC and FERC proceedings.

Generally, differences between forecast costs and actual costs (discussed in “Utility Revenues and Costs that Impacted Earnings” in Results of Operations in Item 7. MD&A) can occur for numerous reasons, including the volume of work required and the impact of market forces on the cost of labor and materials. Differences in costs can also arise from changes in laws and regulations at both the state and federal level.

PG&E Corporation and the Utility are committed to taking steps to improve their credit ratings and metrics over time, including by reducing their debt. PG&E Corporation and the Utility have set goals to reduce their debt over time, including reducing PG&E Corporation’s debt by at least $2 billion by the end of 2026. PG&E Corporation and the Utility expect that reducing the consolidated debt will help them achieve investment grade credit ratings for their unsecured securities, for the benefit of both customers and investors. For more information, see Note 5 of the Notes to the Consolidated Financial Statements in Item 8. Pursuant to SB 901, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to recover $7.5 billion of 2017 wildfire claims costs, which was approved by the CPUC on February 28, 2022. PG&E Wildfire Recovery Funding LLC, a bankruptcy remote, limited liability company wholly owned by the Utility, issued $3.6 billion aggregate principal amount of Series 2022-A Recovery Bonds on May 10, 2022 and $3.9 billion aggregate principal amount of Series 2022-B Recovery Bonds on July 20, 2022. The net proceeds from both transactions were used to reimburse the Utility for previously incurred recovery costs, including the retirement of $5.0 billion of Utility debt and the repayment of a portion of the loans outstanding under the Utility's revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility intends to use a portion of the remaining proceeds to fund the redemption of $1.0 billion of Utility debt. For more information, see “Application for Post-Emergence Securitization Transaction” in Item 7. MD&A.

On December 20, 2017, the Boards of Directors of PG&E Corporation and the Utility suspended quarterly cash dividends on both PG&E Corporation’s and the Utility’s common stock, as well as the Utility’s preferred stock. PG&E Corporation’s and the Utility’s ability to issue dividends is subject to restrictions. On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock. On June 15, 2022, the Board of Directors of the Utility also reinstated the dividend on the Utility’s common stock. For more information, see “Dividends” in Item 7. MD&A.

Total capital expenditures (including accruals) recorded in 2022 were $9.6 billion. The Utility’s total capital expenditures (including accruals) are forecasted to be between $7.9 billion and $11.2 billion for 2023, between $7.9 billion and $12.2 billion for 2024, between $8.0 billion and $12.7 billion for 2025, between $8.1 billion and $13.3 billion for 2026, and between $8.1 billion and $13.8 billion for 2027. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather, and other unforeseen conditions.

The Utility expects to make additional capital expenditures, the recovery of which will be subject to future regulatory approval, including the 2023 GRC. These expenditures include capital expenditures exceeding amounts authorized in the 2020 GRC and 2019 GT&S, and expenditures to be included in a later stage of the 2023 GRC or separate applications. These expenditures are expected to primarily be for wildfire mitigation, transportation electrification, and the Lakeside Building. Additionally, $3.21 billion of fire risk mitigation capital expenditures will be excluded from the Utility’s equity rate base pursuant to AB 1054.

PG&E Corporation and the Utility are committed to keeping gas and electric services affordable for all customers. The Utility’s capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, and the cumulative impact of other public policy requirements collectively place continuing upward pressure on customer rates. Certain CPUC proceedings could impact different types of customers differently. Similarly, although the Utility generally recovers its electricity and natural gas procurement costs through rates as “pass-through” costs, commodity prices rose substantially in 2022, relative to 2021. The Utility has set a goal to increase customer capital investments while also limiting customer impacts, including by reducing non-fuel Operating and maintenance costs by two percent per year and by seeking efficient financing. The Utility plans to meet its two percent non-fuel Operating and maintenance cost reduction goal through increased efficiency, including waste elimination through the Lean operating system. The Utility has a number of programs in place to assist low-income customers, such as the CARE program. Under the CARE program, income-qualified customers can receive a monthly discount of 20% or more on their gas and electric bill.

PG&E Corporation’s and the Utility’s Corporate Sustainability Report, which is available to the public, describes the companies’ progress toward world-class performance measured with the triple bottom line framework.

In 2021, the Utility spent $4.01 billion with certified diverse suppliers, representing 38.7% of its total spend.

Performance: Underpinning the Triple Bottom Line

PG&E Corporation and the Utility use the Lean operating system, which includes four basic “plays:” visual management; operating reviews; problem solving; and standard work. Visual management allows teams to see how they are performing against their most important metrics using real-time data. PG&E Corporation and the Utility hold daily, weekly, and monthly operating reviews designed to align the performance of workers closest to the work with the goals and objectives of senior leadership. These brief meetings help the Utility identify gaps and quickly develop plans to support the teams performing the work and give the Utility more visibility, control and predictability in its operations. Problem solving involves a structured approach to identifying, containing, analyzing, and solving problems in order to capitalize on opportunities. Standard work reduces costs and increases productivity by ensuring a consistent company-wide method for completing a task. For instance, the Lean operating system helped the Utility identify patterns in the conditions of ignitions and led to the implementation of EPSS and drove significant benefit and understanding in how PG&E Corporation and the Utility manage customer satisfaction. PG&E Corporation’s and the Utility’s performance is also driven by an increased focus on alignment on shared outcomes among its leadership and within the organization. In 2023, PG&E Corporation’s and the Utility’s Lean deployment will focus on a fifth play, waste elimination, which enables the companies to identify and eliminate inefficiencies in both process and workflow in a sustainable manner, as well as the continued adoption of a performance playbook and improvements to financial visibility and controls.

PG&E Corporation and the Utility have implemented a regional service model to bring the Utility closer to the hometowns it serves. Through the regional service model, the Utility has restructured its service area into five regions, with leaders in each region to deliver improved public and employee safety, customer service, and operational reliability outcomes.

PG&E Corporation and the Utility are committed to designing an electric system that is resilient to climate change, decarbonized, and optimized to local and system needs.

California has experienced unprecedented weather conditions in recent years and the Utility’s service area remains susceptible to additional wildfire activity. In response, the Utility has implemented operational changes and investments that reduce wildfire risk, including:

•Enhanced Powerline Safety Settings: EPSS adjusts the sensitivity of circuit protection devices on selected power lines to de-energize them more rapidly in the event of a disturbance to help prevent potential ignitions. After EPSS was initiated, both the size and number of CPUC-reportable ignitions were reduced substantially on EPSS-enabled circuits, compared to the prior three-year average.

•Public Safety Power Shutoffs: The PSPS program proactively de-energizes power lines in response to forecasted weather conditions. Since its inception in late 2017, the PSPS program has become more targeted because the Utility has developed more granular risk models, including adding consideration of vegetation management and maintenance tag statuses for scoping PSPS events. The Utility has also installed sectionalizers for more targeted de-energizations of circuits and transmission lines. In 2022, the Utility did not have any PSPS events.

•Vegetation management: The Utility inspects its overhead electric distribution and transmission facilities on an annual basis to identify and clear vegetation that might grow or fall into utility equipment. The Utility is also increasing oversight and engagement with the contractors supporting vegetation management work.

•Asset inspections: Since 2018, the Utility has reoriented its asset inspections programs toward asset condition and consequence risk, particularly wildfire risk, and these programs have become more thorough, standardized, digitized, and verifiable. The Utility uses risk-informed inspection cycles. In 2022, the Utility continued to refine its risk modeling, including further incorporating data from asset inspections. As a result of the improved inspection program, the Utility’s inspections in recent years have begun to more thoroughly identify equipment conditions.

•System hardening: System hardening entails repairing, replacing, or eliminating existing power lines in HFTDs and installing stronger and more resilient equipment. As the Utility’s asset inspections have identified more equipment conditions, the Utility has hardened its system by correcting significantly more equipment conditions than in prior years. Hardening methods include replacing bare overhead conductor with covered conductor and installing stronger poles, removing lines, and serving customers through remote grids, or converting lines from overhead to underground. In 2021, the Utility announced a program to underground 10,000 miles of electric distribution lines in high wildfire risk areas. In 2022, the Utility undergrounded 180 miles of lines, which exceeded its plan to underground 175 miles of lines. Undergrounding can substantially reduce ignition risk and improve reliability during storms or periods of high wildfire risk. The Utility also brought online two additional “remote grids” in 2022, which allow distribution lines in HFTDs to be removed and replaced with locally sited resources. Remote grids can reduce costs and fire risks, while maintaining service to participating customers.

As a result of these measures, the Utility significantly reduced both the size and number of CPUC-reportable ignitions and number of acres burned in 2022, compared to prior years.

Even as the Utility works to mitigate wildfire risk, it also works to reduce the impact of those mitigations on its customers, including making the PSPS program less disruptive through sectionalizing devices for both distribution and transmission lines, temporary generation applications, and implementation of microgrids which enable portions of the grid to safely isolate areas from the broader grid and energize them during outages. For example, in 2022, the Utility prepared 12 distribution microgrids to operate with temporary generation if needed.

In 2022, the Utility expanded the EPSS program to all high fire risk areas. In addition, the Utility uses multiple weather models on a daily basis that indicate which circuits to enable with safety settings and which to put in normal protection settings, optimizing for maximum wildfire ignition risk reduction when needed and enhancing reliability benefits when wildfire risk is low. In 2022, the Utility also began reviewing and adjusting settings to improve coordination among devices on a circuit to reduce the number of customers impacted by an outage. In 2023, the Utility will expand its deployment of advanced technology to detect low-current faults, which is expected to further decrease wildfire ignition risk.

PG&E Corporation and the Utility are continuing to invest in a safe and reliable gas system and are working toward targeted electrification, greening the gas supply, and shaping California energy policy. The Utility has focused on continuously improving its gas operations safety record. Since the San Bruno natural gas pipeline explosion in 2010, the Utility’s asset safety efforts have included replacing distribution mains and transmission pipelines, as well as strength testing transmission pipelines. The Utility uses in-line inspections to assess the integrity of transmission pipelines. The Utility also uses safety and control systems to monitor, gather, and process real-time data on its gas system. In 2022, the Utility’s gas operations had two workforce serious injuries and fatalities (“SIF-A”) incidents and reductions in the number of injuries that result in days away, restricted or transferred duty per 200,000 hours worked (“DART”). The Utility’s gas system has not had a safety-related incident that affected the public and resulted in a fatality or injury since 2015 or 2018, respectively.

The Utility has engaged in educating employees, contractors, and the public regarding safe digging programs and practices for their awareness during construction and when digging near the Utility’s underground gas and electric assets. The Utility also installed safety devices that automatically detect increasing pressure on systems and stop the flow of gas to avoid outages and overpressure events. Additionally, the Utility continues to streamline its efforts to respond to outages on a timely basis. The Utility’s outage response is designed to keep the public safe while limiting customer outages and returning service safely and as quickly as possible.

The Utility’s generation operations have focused on safety and reliability. In 2022, the Utility’s nuclear and non-nuclear generation operations achieved zero SIF-A incidents and reductions in DART. Challenged by a drought year, the Utility scheduled dispatch and rescheduled outages to maximize availability during the summer months when demand for electricity is highest. The Utility is working to implement a comprehensive non-nuclear generation asset management strategy and further mature its outage and project management capabilities.

In 2022, the Utility achieved International Organization for Standardization (“ISO”) 55001 certification for its electric operations and generation asset management systems. The Utility also achieved ISO 55001 re-certification for its gas operations asset management. ISO 55001 certification required the Utility to demonstrate that it has policies and procedures to manage its assets responsibly and effectively.

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

California Public Utilities Commission

The CPUC is a regulatory agency that regulates privately owned public utilities in California. The CPUC has jurisdiction over the rates and terms and conditions of service for the Utility’s electric and natural gas distribution operations, electric generation, and natural gas transmission and storage services. The CPUC has also exercised jurisdiction over the Utility’s issuances of securities, dispositions of utility assets and facilities, energy purchases on behalf of the Utility’s electric and natural gas retail customers, rates of return, rates of depreciation, oversight of nuclear decommissioning, and aspects of the siting of facilities used in providing electric and natural gas utility service.

The CPUC enforces state laws and regulations that set forth safety requirements pertaining to the design, construction, testing, operation, and maintenance of utility gas and electric facilities.  The CPUC can impose penalties of up to $100,000 per day, per violation. The CPUC has wide discretion to determine the amount of penalties based on the totality of the circumstances, including such factors as the gravity of the violations, the type of harm caused by the violations and the number of persons affected, and the good faith of the entity charged in attempting to achieve compliance, after notification of a violation. The CPUC also is required to consider the appropriateness of the amount of the penalty to the size of the entity charged.

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

The CPUC has imposed various conditions that govern the relationship between the Utility and PG&E Corporation and other affiliates, including financial conditions that require PG&E Corporation’s Board of Directors to give first priority to the capital requirements of the Utility, as determined to be necessary and prudent to meet the Utility’s obligation to serve or to operate the Utility in a prudent and efficient manner. For more information on specific CPUC enforcement matters and CPUC-implemented laws and policies and the related impact on PG&E Corporation and the Utility, see Item 1A. Risk Factors, and “Regulatory Matters,” “Legislative and Regulatory Initiatives” and “Liquidity and Financial Resources” in Item 7. MD&A and Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Federal Energy Regulatory Commission and California Independent System Operator Corporation

The FERC has jurisdiction over the Utility’s electric transmission revenue requirements and rates, the licensing of substantially all of the Utility’s hydroelectric generation facilities, and the interstate sale and transportation of natural gas. The FERC regulates the interconnections of the Utility’s transmission systems with other electric systems and generation facilities, the tariffs and conditions of service of regional transmission organizations, and the terms and rates of wholesale electricity sales. The FERC also is charged with adopting and enforcing mandatory standards governing the reliability of the nation’s electric transmission grid, including standards to protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches. The FERC’s approval is also required under Federal Power Act Section 203 before undertaking certain transactions, including most mergers and consolidations, certain transactions that result in a change in control of a utility, purchases of utility securities and dispositions of utility property. The FERC has authority to impose fines of up to $1 million per day for violations of certain federal statutes and regulations. For more information on specific FERC requirements and their impact on PG&E Corporation and the Utility, see Item 1A. Risk Factors, and “Regulatory Matters,” “Legislative and Regulatory Initiatives” and “Liquidity and Financial Resources” in Item 7. MD&A and Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

The CAISO is the FERC-approved regional transmission organization for the Utility’s service area. The CAISO controls the operation of the electric transmission system in most of California and a small part of Nevada and provides open access transmission service on a non-discriminatory basis. The CAISO is also responsible for planning transmission system additions, ensuring the maintenance of adequate reserves of generating capacity, ensuring that the reliability of the transmission system is maintained, and operating the wholesale power market in most of California and an interstate energy imbalance market.

Nuclear Regulatory Commission

The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities, including the Utility’s two nuclear generating units at Diablo Canyon and the Utility’s retired nuclear generating unit at Humboldt Bay. See “Electricity Resources” below. NRC regulations require extensive monitoring and review of the safety, radiological, seismic, environmental, and security aspects of these facilities. In the event of non-compliance, the NRC has the authority to impose fines or to force a shutdown of a nuclear plant, or both. NRC safety and security requirements have, in the past, necessitated substantial capital expenditures at Diablo Canyon, and substantial capital expenditures could be required in the future. For more information about Diablo Canyon, see Item 1A. Risk Factors and Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Other Regulators

The CEC is California’s primary energy policy and planning agency. The CEC is responsible for licensing all thermal power plants over 50 MW within California. The CEC also is responsible for forecasts of future energy needs used by the CPUC in determining the adequacy of the utilities’ electricity procurement plans and for adopting building and appliance energy efficiency requirements.

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

The California Geologic Energy Management Division is the state agency responsible for establishing and enforcing regulations for the operation of the Utility’s underground gas storage facilities.

The OEIS is a state agency responsible for reviewing and approving the Utility’s WMP and for evaluating the Utility’s implementation of the WMP. The OEIS is also responsible for reviewing and issuing the Utility’s annual safety certification, annually reviewing and approving the Utility’s executive compensation plan, conducting assessments of the Utility’s safety culture, and conducting field inspections of wildfire mitigation activities.

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

Material Effects of Compliance with Governmental Regulations

As indicated above, the Utility’s business is subject to the regulatory jurisdiction of various agencies at the federal, state, and local levels. Compliance with such extensive government regulations requires substantial expenditures and has had in the past and may continue to have in the future a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, cash flows and competitive position. For more information about costs incurred to comply with government regulations and related material effects on PG&E Corporation and the Utility, see Item 1A. Risk Factors, “Regulatory Matters” in Item 7. MD&A, and Notes 15 and 16 of the Notes to the Consolidated Financial Statements in Item 8.

Environmental Regulation

The Utility’s operations are subject to extensive federal, state, and local laws and requirements relating to the protection of the environment and the safety and health of the Utility’s personnel and the public. These laws and requirements relate to a broad range of activities, including the remediation of hazardous and radioactive substances; the discharge of pollutants into the air, water, and soil; the reporting and reduction of CO2 and other GHG emissions; the transportation, handling, storage and disposal of spent nuclear fuel; and the environmental impacts of land use, including endangered species and habitat protection. The penalties for violation of these laws and requirements can be severe and may include significant fines, damages, and criminal or civil sanctions. These laws and requirements also may require the Utility, under certain circumstances, to interrupt or curtail operations. See Item 1A. Risk Factors. Generally, the Utility recovers most of the costs of complying with environmental laws and regulations through the Utility’s rates, subject to reasonableness review. Environmental costs associated with the clean-up of most sites that contain hazardous substances are subject to a ratemaking mechanism described in Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Hazardous Substance Compliance and Remediation

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

For more information about environmental remediation liabilities, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

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

State Regulation

California’s Global Warming Solutions Act of 2006 originally provided for the gradual reduction of state-wide GHG emissions to 1990 levels by 2020. The CARB has approved various regulations to achieve the 2020 target, including GHG emissions reporting and a state-wide, comprehensive cap-and-trade program that sets gradually declining limits (or “caps”) on the amount of GHGs that may be emitted by major GHG emission sources within different sectors of the economy.

The cap-and-trade program applies to the electric generation, large industrial, natural gas, petroleum, and transportation sectors. The Utility’s compliance obligation as a natural gas supplier applies to the GHG emissions attributable to the combustion of natural gas delivered to the Utility’s customers other than large natural gas delivery customers that are separately regulated as covered entities and have their own compliance obligation.

The cap-and-trade program has been extended through 2030. During each year of the program, the CARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year. Entities with a compliance obligation can obtain allowances from the CARB at quarterly auctions or from third parties or exchanges. Complying entities may also satisfy a portion of their compliance obligation through the purchase of offset credits (e.g., credits for GHG reductions achieved by third parties, such as landowners, livestock owners, and farmers, that occur outside of the entities’ facilities through CARB-qualified offset projects such as reforestation or biomass projects). The Utility expects all costs and revenues associated with the GHG cap-and-trade program to be passed through to customers.

California law requires that the CARB ensure a 40% reduction in GHGs by 2030 compared to 1990 levels. The California RPS program that requires utilities to gradually increase the amount of renewable energy delivered to their customers is also expected to help reduce GHG emissions in California. California’s RPS targets are 50% by December 31, 2026 and 60% by December 31, 2030, and the State has set a policy of meeting 100% of retail sales from eligible renewables and zero-carbon resources by December 31, 2045. In 2022, AB 1279 was signed into law, codifying a statewide goal to achieve economy-wide carbon neutrality by 2045 and to maintain net negative emissions thereafter. Additionally in 2022, SB 1020 established targets that renewable and zero-carbon resources will supply 90% of utilities’ retail sales to customers by 2035 and 95% of retail sales by 2040. The Utility will be an active participant in regulatory proceedings to determine how the state will achieve carbon neutrality. For the percentage of the Utility’s estimated total net deliveries of electricity to customers in 2022, including estimated GHG-free and renewable energy percentages, see “Electric Utility Operations-Electricity Resources” below.

Climate Change Resilience Strategies

Mitigating Greenhouse Gas Emissions

During 2022, the Utility continued its programs to mitigate the impact of the Utility’s operations (including customer energy usage) on the environment, consistent with the Utility’s commitment to a healthy environment and carbon neutral-energy system for all Californians.

Adapting to the Physical Impacts of Climate Change

Effectively managing physical climate risk will become increasingly critical as the physical impacts of climate change become increasingly frequent and severe over the coming years in California. The Utility’s climate resilience efforts continue to focus on characterizing and mitigating the physical impacts of climate change to the Utility’s infrastructure, assets, and operations. The Utility is making substantial investments to build a more resilient system that can better withstand extreme weather and related emergencies. For more information on such investments, see “Performance: Underpinning the Triple Bottom Line” above.

The Utility’s preparations for the physical risks of climate change include an updated, more detailed, system‑wide CVA of the Utility’s assets, operations, and services, which will be completed in 2024 and filed with the CPUC. The updated CVA will improve the Utility’s understanding of its exposure to climate hazards in the near- and long-term and the sensitivity of assets and operations to these hazards. It will also inform the Utility’s understanding of the ease or difficulty of various options for adapting to changing conditions.

In the past few years, the Utility’s electric distribution system has experienced multiple major outage-causing events associated with extreme heat events and peak loads. Peak loads are expected to increase with increasing temperatures due to direct impacts of ambient temperatures on equipment and direct impacts on electricity demand driven by rising air conditioning installation and usage.

The Utility’s assets on the coast and in or near watersheds face potential increased exposures to coastal, riverine (fluvial), and precipitation related (pluvial) flooding because of climate‑driven changes in precipitation and sea level rise. The risk of damage to or interruptions of operations at facilities such as substations is predicted to increase over time due to sea level rise. Electric and gas equipment and safe access for operations must be prepared for these changing conditions.

Changing precipitation dynamics may impact the Utility’s hydroelectric generation. Diminishing future water availability and altered runoff timing during extreme drought poses risks to hydropower generation, operations, and revenue. Also, extreme rain events suggest enhanced risk of hydropower asset damage or failure associated with flooding, which in the worst cases (e.g., uncontrolled water release) may have catastrophic impacts.

Climate change will also continue to intensify the potential for wildfires throughout California. Models incorporating future temperature and precipitation projections suggest that landscape susceptibility to wildfire within the Utility’s service area will continue to increase over time, with an expansion of areas that may become HFTD and an intensification of risk within HFTDs. Climate change may also result in increased potential of lines to cause ignitions or to require PSPS events, as well as the potential for the Utility’s equipment to sustain damage from wildfires of any origin.

The Utility’s updated CVA will be used to inform changes to design and construction standards for equipment and facilities to increase infrastructure resilience to current and future extreme weather conditions. Results from the updated CVA will be incorporated into the Utility’s key risk and planning functions, as well as asset management strategy, to identify priority adaptive actions.

The Utility is also engaging with CPUC-designated disadvantaged and vulnerable communities throughout the CVA process to ensure that customer perspectives regarding energy system resilience are part of updating the CVA. The Utility is conducting regional community engagement campaigns throughout its service area to understand how some of the most vulnerable communities the Utility serves think about climate hazards and adaptation. This information will help the Utility plan adaptive climate action aligned with customer and community perspectives.

In addition to updating the CVA, the Utility regularly reviews relevant scientific literature regarding climate change to incorporate appropriate information into its operations. For example, based on a recent report about potential major atmospheric river events, the Utility updated and modified its flooding emergency response plan.

The Utility’s commitment to increasing resilience to climate change includes aligning its resources and business strategy with California’s clean energy goals, the Utility’s climate strategy, and advocating for policies and programs that enable safe and reliable energy for the Utility’s customers in light of climate change. For example, the Utility believes its strategies to reduce GHG emissions through energy efficiency and demand response programs, infrastructure improvements, and the use of renewable energy and energy storage will help it adapt to the expected increases in demand for electricity.

Emissions Data

PG&E Corporation and the Utility track and report their annual environmental performance results across a broad spectrum of areas. The Utility reports its GHG emissions to the CARB and the EPA on a mandatory basis. On a voluntary basis, the Utility reports a more comprehensive emissions inventory to The Climate Registry, a non-profit organization. The Utility’s third-party verified voluntary GHG inventory reported to The Climate Registry for 2021, which is the most recent data available, totaled Scope 1 and 2 emissions of approximately 4.6 million metric tons of CO2 equivalent (MMT CO2e) and Scope 3 emissions of approximately 42 MMT CO2e, the majority of which came from customer natural gas use.

The following table shows the 2021 GHG emissions data the Utility reported to the CARB, which is the most recent data available. PG&E Corporation and the Utility also publish additional GHG emissions data in their annual Corporate Sustainability Report.

Source	Amount (metric tons CO2 equivalent)
Fossil fuel-fired plants (1)	2,485,379
Natural gas compressor stations and storage facilities (2)	322,047
Distribution fugitive natural gas emissions	589,343
Customer natural gas use (3)	41,563,483

(1) Includes nitrous oxide and methane emissions from the Utility’s generating stations.
(2) Includes emissions from compressor stations and storage facilities that are reportable to CARB.
(3) Includes emissions from the combustion of natural gas delivered to all entities on the Utility’s distribution system, with the exception of gas delivered to other natural gas local distribution companies.

The Utility utilized the CEC’s Power Source Disclosure program methodology to calculate the CO2 emissions rate associated with the electricity delivered to retail customers in 2021. This resulted in a third-party verified CO2 emissions rate of 99 pounds of CO2 per MWh.

Air Emissions Data for Utility-Owned Generation

In addition to GHG emissions data provided above, the table below sets forth information about the air emissions from the Utility’s owned generation facilities. PG&E Corporation and the Utility also publish air emissions data in their annual Corporate Sustainability Report.

	2021	2020
Total NOx emissions (tons)	139	141
NOx emissions rate (pounds/MWh)	0.01	0.01
Total SO2 emissions (tons)	14	15
SO2 emissions rate (pounds/MWh)	0.001	0.001

Nuclear Fuel Disposal

Nuclear power plant operations produce gaseous, liquid, and solid radioactive wastes, which are covered by federal regulation. High-level radioactive wastes primarily include used nuclear fuel. Low-level waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools, and equipment contaminated through use.

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

In September 2012, the DOJ and the Utility executed a settlement agreement that provided a claims process by which the Utility submits annual requests for reimbursement of its ongoing spent fuel storage costs.  The claim for the period June 1, 2021 through May 31, 2022, totaled approximately $10.5 million and is under review by the DOE.  Amounts reimbursed by DOE are refunded to customers through rates. Considerable uncertainty continues to exist regarding when and whether the DOE will meet its contractual obligation to the Utility and other nuclear power plant owners to dispose of spent fuel.

Ratemaking Mechanisms

The Utility operates under a “cost-of-service” ratemaking model, which means that rates for electric and natural gas utility services are generally set at levels that are intended to allow the Utility to recover its costs of providing service and to earn a return on invested capital (“cost-of-service ratemaking”). In order to set rates, the CPUC and the FERC conduct proceedings to determine the amount that the Utility will be authorized to collect from its customers (“revenue requirements”). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecasted basis. Revenue authorized by the CPUC through GRC proceedings is intended to provide the Utility a reasonable opportunity to recover its costs and earn a return on its investments in generation and distribution assets and general plant (also referred to as “rate base”). The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administration and general expenses) and capital costs (e.g., depreciation, and financing expenses).

The Utility’s costs of equity and long-term debt are generally approved in the CPUC’s cost of capital proceedings. In addition, the CPUC authorizes the Utility to collect revenues to recover costs that the Utility is allowed to “pass through” to customers (referred to as “Utility Revenues and Costs that did not Impact Earnings” in Item 7. MD&A), including its costs to procure electricity and natural gas for customers and to administer public purpose and customer programs. FERC revenue requirements are set through a FERC-approved formula rate.

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

Base Revenues

General Rate Cases

The GRC is the primary proceeding in which the CPUC determines the amount of base revenue requirements that the Utility is authorized to collect from customers to recover the Utility’s anticipated costs related to its electric distribution, natural gas distribution, and Utility-owned electric generation operations and return on rate base. In the past, the CPUC has generally conducted a GRC every three years. Starting with the 2023 GRC, the CPUC now conducts a GRC every four years that includes the Utility’s costs of its gas transmission and storage facilities. The CPUC approves the annual revenue requirements for the first year (or “test year”) of the GRC period and typically authorizes the Utility to receive annual increases in revenue requirements for the subsequent years of the GRC period (known as “attrition years”). Attrition year rate adjustments are generally authorized for cost increases related to invested capital and inflation. Parties in the Utility’s GRC include the Public Advocates Office of the CPUC (formerly known as Office of Ratepayer Advocates or ORA) and TURN, which generally represent the overall interests of residential customers, as well as numerous intervenors that represent other business, community, customer, environmental, and union interests. For more information about the Utility’s GRC, see “Regulatory Matters - 2023 General Rate Case” in Item 7. MD&A.

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

Electricity Transmission Owner Rate Cases

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect in rates in the TO rate case. In its TO rate cases, the Utility uses a formula rate methodology, which includes an authorized revenue requirement and rate base for a given year but also provides for an annual update of the previous year’s revenue requirement and rates in accordance with the terms of the FERC-approved formula. Under the formula rate mechanism, transmission revenue requirements are updated to the actual cost of service annually as part of the true-up process. Differences between amounts collected and determined under the formula rate are either collected from or refunded to customers. The FERC-approved formula rate will be effective through December 31, 2023. These FERC-approved rates are included by the CPUC in the Utility’s retail electric rates and by the CAISO in its transmission access charges to wholesale customers. For more information, see “Regulatory Matters - Transmission Owner Rate Cases” in Item 7. MD&A. The Utility also recovers a portion of its revenue requirements for its wholesale electric transmission costs through charges collected under specific contracts with wholesale transmission customers that the Utility entered into before the CAISO began its operations. These wholesale customers are charged individualized rates based on the terms of their contracts.

Program-Specific Memorandum Account and Balancing Account Costs

Periodically, costs arise outside of the CPUC GRC proceedings or that have been deliberately excluded therefrom. These costs may result from catastrophic events, changes in regulation, new programs, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account, and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed reasonable. For instance, these accounts allow the Utility to track the costs associated with work related to disaster and wildfire response, and other wildfire prevention-related costs. Recovery of the costs tracked in these memorandum accounts in rates requires CPUC authorization in separate proceedings for which the Utility may be unable to predict the outcome. Alternatively, the Utility may seek authority to track incremental costs related to these non-GRC programs in balancing accounts. The CPUC may authorize recovery of costs tracked in the balancing accounts on either a “one-way” basis, which typically only allows actual costs to be recovered up to a pre-established cap, or a “two-way” basis, which typically allows actual costs to be recovered, and in some cases subject to further CPUC review. For more information, see “Regulatory Matters - Cost Recovery Proceedings” in Item 7. MD&A and Note 4 of the Notes to the Consolidated Financial Statements in Item 8.

Revenues to Recover Energy Procurement and Other Pass-Through Costs

Electricity Procurement Costs

California IOUs are responsible for procuring electrical capacity required to meet bundled customer demand, plus applicable reserve margins. The utilities are responsible for scheduling and bidding electric generation resources, including certain electricity procured from third parties into the wholesale market, to meet customer demand according to which resources are the least expensive (i.e., using the principles of “least-cost dispatch”). In addition, the utilities are required to obtain CPUC approval of their Bundled Procurement Plans (“BPPs”) based on long-term demand forecasts. In October 2015, the CPUC approved the Utility’s most recent comprehensive BPP. It has been revised since its initial approval, and the revised version will remain in effect, subject to any further revisions, until superseded by a subsequent CPUC-approved plan.

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

The Utility recovers its electric procurement costs annually primarily through balancing accounts. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8. Each year, the CPUC reviews the Utility’s forecasted procurement costs related to power purchase agreements, derivative instruments, GHG emissions costs, and generation fuel expense, and approves a forecasted revenue requirement. The CPUC may adjust the Utility’s retail electric rates more frequently if the forecasted aggregate over-collections or under-collections in the Energy Resource Recovery Account, net of bundled service customer Portfolio Allocation Balancing Account balances, exceed five percent of its prior year electric procurement and Utility-owned generation revenues. The CPUC performs an annual compliance review of the procurement transactions recovered in various balancing accounts, including the Energy Resource Recovery Account and the Portfolio Allocation Balancing Account.

The CPUC has approved various power purchase agreements that the Utility has entered into with third parties in accordance with the Utility’s CPUC-approved BPP, to meet mandatory renewable energy targets, and to comply with RA requirements. For more information, see “Electric Utility Operations - Electricity Resources” below as well as Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility is also responsible, as the central procurement entity (“CPE”) for its distribution service area, for seeking to procure the entire amount of required local RA on behalf of all CPUC-jurisdictional LSEs in its distribution service area. CPUC decisions grant the Utility, acting as CPE, discretion to defer procurement of local resources to the CAISO’s backstop mechanisms if bid costs are deemed unreasonably high. The Utility, as the CPE, will not be assessed fines or penalties for failing to procure resources to meet the local RA requirements and deferring local procurement to the CAISO backstop mechanism, as long as the CPE exercised reasonable efforts to secure capacity and certain specified requirements are met. In addition, the Utility, as the CPE, has been ordered or authorized to seek to procure specific local capacity products pursuant to CPUC decisions. In connection with its CPE function, the Utility is responsible for making compliance demonstrations to the CPUC and the CAISO. The Utility recovers its administrative and procurement costs associated with its CPE function through a balancing account. Each year, the CPUC reviews the Utility’s forecasted administrative costs related to the CPE function and approves a forecasted revenue requirement associated with the administrative costs. The CPUC performs an annual compliance review of the CPE function, including procurement transactions with terms of five years or less (for which costs incurred in compliance with certain prescribed criteria are deemed reasonable and pre-approved without further after-the-fact reasonableness review). Procurement transactions with terms exceeding five years are reviewed separately. The CPUC may disallow costs associated with the CPE function that were not incurred in compliance with the CPUC’s decisions and guidance.

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

For costs related to AROs see “Asset Retirement Obligations” in Note 3 of the Notes to the Consolidated Financial Statements in Item 8.

Human Capital

Employees and Contractors

As of December 31, 2022, PG&E Corporation had 10 employees and the Utility had approximately 26,000 regular employees. Of the Utility’s regular employees, approximately 16,000 are covered by collective bargaining agreements with the local chapters of three labor unions: the International Brotherhood of Electrical Workers (“IBEW”) Local 1245; the Engineers and Scientists of California (“ESC”) IFPTE 20; and the Service Employees International Union Local 24/7 (“SEIU”). The collective bargaining agreements in effect for the IBEW Local 1245; ESC Local 20; and SEIU, United Service Workers West will expire on December 31, 2025. The agreements increase wages annually by 3.75% from 2022 through 2025 and maintain current contributions to specified benefits. The IBEW, ESC, and SEIU represent approximately 62% of the Utility’s employee workforce and support several areas of the Utility’s business, including gas and electric operations. The Utility enjoys stable and productive relationships with its unions and did not experience any work stoppages in 2022.

PG&E Corporation’s employees are primarily at the executive management level, which experienced significant employee turnover throughout the course of its Chapter 11 Cases in 2019 and 2020. The Utility generally has a stable workforce, which translated into low voluntary turnover during that period. The Utility’s turnover rates for 2022 and 2021 were 7.1% and 5.8%, respectively. Approximately 42% of PG&E Corporation’s and the Utility’s employees have a tenure of more than 10 years, with an average tenure of 11 years. Approximately 19% of PG&E Corporation’s and the Utility’s employees are eligible to retire. (PG&E Corporation and the Utility define retirement age as 55 years and older.)

The Utility’s contractors and subcontractors include approximately 42,000 individuals from approximately 1,200 contractor companies.

Human Capital Management

PG&E Corporation’s and the Utility’s human capital resource objectives are to build and retain an engaged, well trained, diverse, and equitable workforce. PG&E Corporation’s and the Utility’s Boards of Directors are responsible for overseeing management’s development and execution of PG&E Corporation’s and the Utility’s human capital strategy.

To build employee engagement, the Utility has a variety of both executive-level and employee-led initiatives and programs. PG&E Corporation’s and the Utility’s executive teams meet regularly to discuss and evaluate the state of employee talent, determine which programs are driving engagement and performance, and clarify the specific skills, behaviors, and values that should be cultivated. Each year, the Utility honors employees whose work embodies safety, diversity, equity, inclusion, belonging, environmental leadership, and community service. The Utility conducts an annual employee engagement survey to measure and improve employee engagement progress.

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

Among other programs, the Utility provides career opportunities through its PowerPathway™ workforce development program. Launched in 2008, PowerPathway is a workforce development model to enlarge the talent pool of local, qualified, diverse candidates for skilled craft and utility industry jobs through training program partnerships with educational, community-based and government organizations. PowerPathway helps people throughout the Utility’s service area, including women and military veterans, prepare and compete for high demand jobs in the utility and energy industry. Students receive approximately eight weeks of industry-informed curriculum to ensure the academic, job specific, employability skills and physical training necessary to effectively compete for entry-level employment. Programs may also include hands-on training and on-the-job training.

PG&E Corporation and the Utility also provide integrated solutions and programs that cover employee health and wellness and that encompass physical, emotional, and financial health, including an on-site health clinic, an annual health screening, and health management tools and resources, in addition to more traditional programs.

PG&E Corporation’s and the Utility’s financial incentives offered to employees include a Short-Term Incentive Plan (“STIP”), an at-risk part of employee compensation designed to reward eligible employees for achieving specific performance goals. The 2022 STIP was focused on company objectives of safety, customer impact, and financial health.

All PG&E Corporation and Utility officer compensation currently is funded by shareholders.

Safety

The Utility’s strategy to deliver on safety outcomes focuses on workforce, and public safety. In 2023, in addition to deploying the safety management system, the Utility targets mitigations to the highest risk work. The Utility’s safety metrics include the number of SIF-A incidents and the SIF-P rate, which measures events that could have resulted in a SIF-A per 200,000 hours worked. In 2022, the Utility had seven SIF-A incidents, which resulted in three fatalities and four serious injuries, and a SIF-P rate of 0.11. Additionally, the Utility measures DART. In 2022, the Utility’s DART was 0.67, which was 34% lower than in 2021 and its lowest rate in the past five years.

Throughout the COVID-19 pandemic, PG&E Corporation and the Utility have continued to monitor activities at the Centers for Disease Control and Prevention and the World Health Organization. PG&E Corporation and the Utility have updated their protocols and actions in accordance with guidance from these organizations, following state and local health and safety regulations, and in consultation with the Utility’s medical director. PG&E Corporation and the Utility have also remained focused on protecting the health and safety of their employees, contractors and the Utility’s customers, while continuing to perform critical utility work, and have continued to monitor and track the impact of the pandemic, modifying or adopting new policies in support of their employees’ health and safety as pandemic conditions and governmental response have changed.

Diversity, Equity, Inclusion, and Belonging

PG&E Corporation’s and the Utility’s goal is to foster a diverse, equitable, and inclusive environment that enables all of their coworkers to bring their best selves to work so that they can provide exceptional customer service. These efforts are led by PG&E Corporation’s and the Utility’s Executive Vice President, People, Shared Services and Supply Chain, with support from the executive team. The People and Compensation Committee of PG&E Corporation’s Board of Directors reviews the companies’ diversity, equity, inclusion, and belonging practices and performance.

Key elements of PG&E Corporation’s and the Utility’s approach include active programming to heighten cultural competency, encourage understanding and appreciation of diversity, and integrate thoughtful content into training and performance support materials.

Additionally, the Utility’s 11 Employee Resource Groups and three Engineering Network Groups execute enterprise-wide available programming, certain coworkers lead efforts within their departments, and other specialized teams facilitate dialogue across the companies. These efforts foster employee belonging and support an environment of inclusion that values and respects diversity in the workforce.

In 2022, women, minorities, and military veterans accounted for approximately 26%, 49% and 7%, respectively, of total PG&E Corporation and Utility employees. Approximately 8% of the Utility’s employees are younger than 30, 62% are between the ages of 30 and 49, and 30% are 50 or older.

Electric Utility Operations

The Utility generates electricity and provides electric transmission and distribution services throughout its service area in northern and central California to residential, commercial, industrial, and agricultural customers. The Utility provides electricity, transmission and distribution services in its service area. Customers also can obtain electricity from alternative providers such as municipalities or CCAs, as well as from self-generation resources, such as rooftop solar installations. For more information, see “Regulatory Matters” in Item 7. MD&A.

Electricity Resources

The Utility is required to maintain adequate capacity to meet its customers’ demand for electricity (“load”), including peak demand and planning and operating reserves, deliverable to the locations and at times as may be necessary to provide reliable electric service. The Utility is responsible for scheduling and bidding electric generation resources, including certain electricity procured from third parties into the wholesale market, to meet customer demand.

The following table shows the percentage of the Utility’s estimated total net deliveries of electricity to customers in 2022 represented by each major electric resource, and further discussed below. The Utility’s deliveries were primarily from renewable energy resources that qualify under California’s RPS and other GHG-free resources (i.e., nuclear, and large hydroelectric generation). California’s RPS requirements and SB 100 goal to serve 100% of retail electricity sales with GHG-free resources by 2045 are discussed further below and in the Environmental Regulation section above.

The total estimated electricity generated, procured, and sold (net), as of December 31, 2022 was 30,307 GWh (1) and comprised of the following:

	Percent of customer retail sales (estimated procurement)	CEC reporting methodology adjustment(2)	Percent of customer retail sales (estimated Power Content Label) (2)
Owned generation facilities
Renewable (3)	2%	—%	2%
Nuclear	49%	—%	49%
Large hydroelectric	7%	—%	7%
Fossil fuel-fired (4)	18%	(16)%	2%
Total	76%	(16)%	60%

Third-party purchase agreements
Renewable (3)	38%	—%	38%
Large hydroelectric	—%	—%	—%
Fossil fuel-fired (4)	16%	(14)%	2%
Total	54%	(14)%	40%
Others, net (2)(5)	(30)%	30%	—%

TOTAL	100%	—%	100%
Total renewable energy resources (3)	40%	—%	40%
GHG-free resources (6)	96%	—%	96%

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
(3) Amounts include biopower (e.g., biogas, biomass), solar, wind, certain hydroelectric (i.e., 30MW or less), and geothermal facilities. The eligible renewable percentages above do not reflect RPS compliance, which is determined using a different methodology.
(4) Amounts consist primarily of natural gas facilities.
(5) Amount is mainly comprised of net CAISO open market (sales)/purchases.
(6) Amount is comprised of renewable, nuclear, and large hydroelectric facility resources generated, procured, and sold.

Renewable Energy Resources

California law established an RPS that requires LSEs, such as the Utility, to gradually increase the amount of renewable energy they deliver to their customers. SB 350 increased the amount of renewable energy that must be delivered by most LSEs, including the Utility, to their customers from 33% of their total annual retail sales by the end of the 2017-2020 compliance period, to 50% of their total annual retail sales by the end of the 2028-2030 compliance period, and in each three-year compliance period thereafter, unless changed by legislative action. SB 350 provides compliance flexibility and waiver mechanisms, including increased flexibility to apply excess renewable energy procurement in one compliance period to future compliance periods. In September 2018, the California Governor signed SB 100 into law, increasing from 50% to 60% of California’s electricity portfolio that must come from renewables by 2030; and established state policy that 100% of all retail electricity sales must come from RPS-eligible or carbon-free resources by 2045. The Utility may in the future incur additional costs to procure renewable energy to meet the new renewable energy targets, which the Utility expects will continue to be recoverable through rates as “pass-through” costs. The Utility also may be subject to penalties for failure to meet the higher targets.

Renewable generation resources, for purposes of the RPS requirements, include bioenergy such as biogas and biomass, certain hydroelectric facilities (30 MW or less), wind, solar, and geothermal energy. RPS requirements are based on procurement, which aligns with the methodology presented in the first column of the table above. Procurement from renewable energy sources was estimated to comprise 40% of total annual retail sales in 2022.

The estimated total renewable deliveries as of December 31, 2022, shown above was 12,163 GWh and comprised of the following:

Type	Percent of Customer Retail Sales (estimated procurement)(1) (2)
Biopower	5%
Geothermal	—%
RPS-Eligible Small Hydroelectric	2%
Solar	24%
Wind	9%
Total	40%

(1) Estimated renewable procurement amounts are expected to be consistent with Power Content Label reporting and adjustments, based on current CEC guidelines.
(2) Estimated renewable procurement percentages above and renewable compliance percentages are expected to be consistent; however, final RPS compliance reporting is subject to a different methodology and may result in some differences between the two percentages.

Energy Storage

Energy storage improves system reliability and supports California’s decarbonization goals by integrating increased levels of renewable energy. The CPUC has established a multi-year energy storage procurement framework, under which the Utility was required to procure 580 MW of qualifying storage capacity by the end of 2020, with all energy storage projects required to be operational by the end of 2024. As of December 31, 2022, the Utility was on track to meet its storage goals by the end of 2024.

Additionally, the Utility has been actively procuring energy storage to meet critical reliability needs. The CPUC previously approved more than 1,100 MW of storage to come online in 2022 and 2023. In January 2022, the Utility also requested CPUC approval for another 1,600 MW of storage to be completed by the summer of 2024, which would bring the Utility’s total energy storage system capacity to more than 3,330 MW. Finally, the Utility is soliciting 200 MW of long-duration storage, which is storage with at least eight hours of discharge capacity, to have these resources online between 2026 and 2028.

Owned Generation Facilities

At December 31, 2022, the Utility owned the following generation facilities, all located in California, listed by energy source and further described below:

Generation Type	County Location	Number of Units	Net Operating Capacity (MW)
Nuclear (1):
Diablo Canyon	San Luis Obispo	2	2,240
Hydroelectric (2):
Conventional	16 counties in northern and central California	99	2,645
Helms pumped storage	Fresno	3	1,212
Fossil fuel-fired:
Colusa Generating Station	Colusa	1	657
Gateway Generating Station	Contra Costa	1	580
Humboldt Bay Generating Station	Humboldt	10	163
Elkhorn Battery Energy Storage System	Monterey County	1	183
Photovoltaic (3):	Various	13	152
Total		130	7,832

(1) The Utility’s Diablo Canyon power plant consists of two nuclear power reactor units, Units 1 and 2. The NRC operating licenses currently expire in 2024 and 2025, respectively. For more information, see “Extension of Diablo Canyon Operations” in Item 7. MD&A below.
(2) The Utility’s hydroelectric system consists of 102 generating units at 63 powerhouses. All of the Utility’s powerhouses are licensed by the FERC (except for two small powerhouses not subject to the FERC’s licensing requirements), with license terms between 30 and 50 years.

(3) The Utility’s large photovoltaic facilities are Cantua solar station (20 MW), Five Points solar station (15 MW), Gates solar station (20 MW), Giffen solar station (10 MW), Guernsey solar station (20 MW), Huron solar station (20 MW), Stroud solar station (20 MW), West Gates solar station (10 MW), and Westside solar station (15 MW). All of these facilities are located in Fresno County, except for Guernsey solar station, which is located in Kings County.

The Utility has applied to transfer its non-nuclear generation assets to Pacific Generation and potentially sell a minority interest in Pacific Generation. (For more information, see “Application with Pacific Generation LLC for Approval to Transfer Non-Nuclear Generation Assets” in Item 7. MD&A below.)

Generation Resources from Third Parties

The Utility has entered into various agreements to purchase power and electric capacity, including agreements for renewable energy resources, in accordance with its CPUC-approved procurement plan. See “Ratemaking Mechanisms” above. For more information regarding the Utility’s power purchase agreements, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Electricity Transmission

As of December 31, 2022, the Utility owned approximately 18,000 circuit miles of interconnected transmission lines operating at voltages ranging from 60 kV to 500 kV. The Utility also operated 33 electric transmission substations with a capacity of approximately 65,000 MVA. The Utility’s electric transmission system is interconnected with electric power systems in the Western Electricity Coordinating Council, which includes many western states, the Canadian provinces of Alberta and British Columbia, and parts of Mexico.

Decisions about expansions and maintenance of the transmission system can be influenced by decisions of the Utility’s regulators and the CAISO.

Electricity Distribution

The Utility’s electric distribution network consists of approximately 108,000 circuit miles of distribution lines (of which, as of December 31, 2022, approximately 25% are underground and approximately 75% are overhead), 67 transmission switching substations, and 752 distribution substations with a capacity of approximately 36,000 MVA. The Utility’s distribution network interconnects with its transmission system, primarily at switching and distribution substations, where equipment reduces the high-voltage transmission voltages to lower voltages, ranging from 44 kV to 2.4 kV, suitable for distribution to the Utility’s customers.

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

Electricity Operating Statistics

The following table shows certain of the Utility’s operating statistics from 2020 to 2022 for electricity sold or delivered, including the classification of revenues by type of service. No single customer of the Utility accounted for 10% or more of consolidated revenues for electricity sold in 2022, 2021 or 2020.

	2022	2021	2020
Customers (average for the year)	5,562,223	5,539,969	5,498,044
Deliveries (in GWh) (1)	77,769	78,588	78,497
Revenues (in millions):
Residential	$6,130	$6,089	$5,523
Commercial	5,416	5,042	4,722
Industrial	1,626	1,493	1,530
Agricultural	1,830	1,565	1,471
Public street and highway lighting	77	73	69
Other, net (2)	(247)	(84)	(130)
Subtotal	14,832	14,178	13,185
Regulatory balancing accounts (3)	228	953	673
Total operating revenues	$15,060	$15,131	$13,858
Selected Statistics:
Average annual residential usage (kWh)	5,564	5,889	6,179
Average billed revenues per kWh:
Residential	$0.2253	$0.2125	$0.1852
Commercial	0.1896	0.1802	0.1730
Industrial	0.1177	0.1075	0.1085
Agricultural	0.2435	0.2104	0.2210
Net plant investment per customer	$9,967	$9,199	$8,889

(1) These amounts include electricity provided by DA providers and CCAs that procure their own supplies of electricity for their respective customers.
(2) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(3) These amounts represent revenues authorized to be billed.

Natural Gas Utility Operations

The Utility provides natural gas transportation services to “core” customers (i.e., small commercial and residential customers) and to “non-core” customers (i.e., industrial, large commercial, and natural gas-fired electric generation facilities) that are connected to the Utility’s gas system in its service area.  Core customers can purchase natural gas procurement service (i.e., natural gas supply) from either the Utility or non-utility third-party gas procurement service providers (referred to as “core transport agents”).  When core customers purchase gas supply from a core transport agent, the Utility continues to provide gas delivery, metering, and billing services to customers.  When the Utility provides both transportation and procurement services, the Utility refers to the combined service as “bundled” natural gas service.  More than 96% of core customers, representing approximately 85% of the annual core market demand, receive bundled natural gas service from the Utility.

The Utility generally does not provide procurement service to non-core customers, which must purchase their gas supplies from third-party suppliers, unless the customer is a natural gas-fired generation facility with which the Utility has a power purchase agreement that includes its generation fuel expense. The Utility offers backbone gas transmission, gas delivery (local transmission and distribution), and gas storage services as separate and distinct services to its non-core customers.  Access to the Utility’s backbone gas transmission system is available for all natural gas marketers and shippers, as well as non-core customers.  The Utility also delivers gas to off-system customers (i.e., outside of the Utility’s service area) and to third-party natural gas storage customers.

Natural Gas Supplies

The Utility can receive natural gas from all the major natural gas basins in western North America, including basins in western Canada, the Rocky Mountains, and the southwestern United States. The Utility can also receive natural gas from fields in California. The Utility purchases natural gas to serve its core customers directly from producers and marketers in both Canada and the United States. The contract lengths and natural gas sources of the Utility’s portfolio of natural gas purchase contracts have varied generally based on market conditions. During 2022, the Utility purchased approximately 296,000 MMcf of natural gas (net of the sale of excess supply of gas). Substantially all of this natural gas was purchased under contracts with a term of one year or less. The Utility’s largest individual supplier represented approximately 47% of the total natural gas volume the Utility purchased during 2022.

Natural Gas System Assets

The Utility owns and operates an integrated natural gas transmission, storage, and distribution system that includes most of northern and central California. At December 31, 2022, the Utility’s natural gas system consisted of approximately 44,000 miles of distribution pipelines, over 6,300 miles of backbone and local transmission pipelines, and various storage facilities. The Utility owns and operates eight natural gas compressor stations on its backbone transmission system and one compressor station on its local transmission system that are used to move gas through the Utility’s pipelines. The Utility’s backbone transmission system is used to transport gas from the Utility’s interconnection with interstate pipelines, other local distribution companies, and California gas fields to the Utility’s local transmission and distribution systems.

The Utility has firm transportation agreements for the transportation of natural gas from various natural gas supply points and interconnection points to the Utility’s natural gas transportation system. These agreements provide transportation service from western Canada to the United States-Canada border, from the United States-Canada border to an interconnection point with the Utility’s natural gas transportation system at the Oregon-California border, from the U.S. Rocky Mountains to an interconnection point with the Utility’s natural gas transportation system at the Oregon-California border, and from supply points in the southwestern United States to interconnection points with the Utility’s natural gas transportation system in the area of California near Topock, Arizona. (For more information regarding the Utility’s natural gas transportation agreements, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8.) The Utility owns and operates three underground natural gas storage fields and has a 25% interest in a fourth storage field, all of which are connected to the Utility’s gas transmission system.  In 2019, the CPUC approved the discontinuation, through closure or sale, of operations at two of the Utility’s owned and operated gas storage fields, Pleasant Creek and Los Medanos. The Utility expects to sell Pleasant Creek in 2023 in accordance with the CPUC’s final decision in the 2019 GT&S rate case. The Utility intends to retain the Los Medanos field to further support system supply reliability as proposed in the 2023 GRC. The Utility owns and operates compressors and other facilities at these storage fields that are used to inject gas into the fields for storage and later for withdrawal.  In addition, four independent storage operators are interconnected to the Utility’s Northern California gas transmission system.

In 2022, the Utility continued upgrading transmission pipeline to allow for the use of in-line inspection tools and substantially completed its work on the final recommendation from the NTSB’s 2010-11 San Bruno investigation to confirm testing or perform a hydrostatic test for all Class 3 and Class 4 pipelines and all high consequence pipeline mileage.

Natural Gas Operating Statistics

The following table shows the Utility’s operating statistics from 2020 through 2022 (excluding subsidiaries) for natural gas, including the classification of revenues by type of service. No single customer of the Utility accounted for 10% or more of consolidated revenues for bundled gas sales in 2022, 2021 or 2020.

	2022	2021	2020
Customers (average for the year) (1)	4,585,126	4,563,747	4,545,700
Gas purchased (MMcf)	227,128	226,037	226,746
Average price of natural gas purchased (price per Mcf)	$7.42	$3.19	$2.02
Bundled gas sales (MMcf):
Residential	160,449	162,205	162,682
Commercial	57,066	54,262	49,834
Total Bundled Gas Sales	217,515	216,467	212,516
Revenues (in millions):
Bundled gas sales:
Residential	$3,353	$2,759	$2,517
Commercial	1,005	713	597
Other	163	140	61
Bundled gas revenues	4,521	3,612	3,175
Transportation service only revenue	1,534	1,346	1,211
Subtotal	6,055	4,958	4,386
Regulatory balancing accounts (2)	565	553	225
Total operating revenues	$6,620	$5,511	$4,611
Selected Statistics:
Average annual residential usage (Mcf)	37	37	37
Average billed bundled gas sales revenues per Mcf:
Residential	$20.22	$16.54	$15.09
Commercial	15.19	11.63	10.61
Net plant investment per customer	$4,522	$4,130	$3,794

(1) These amounts include natural gas provided by core transport agents and CCAs that procure their own supplies of natural gas for their respective customers.
(2) These amounts represent revenues authorized to be billed.

Competition

Trends in Market Demand and Competitive Conditions in the Electricity Industry

The Utility expects customer electric load to increase in coming years primarily as a result of electrification of buildings and transportation. The Utility is not able to predict how quickly this electrification will occur. The Utility expects customer demand for gas to decrease in the coming years, primarily in response to policies supporting California’s climate goals.

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

The Utility is also impacted by the increasing viability of distributed generation and energy storage. The levels of self-generation of electricity by customers (primarily solar installations) and customer enrollment in NEM, which allows self-generating customers employing qualifying renewable resources to receive bill credits at the full retail rate, are increasing, putting upward rate pressure on remaining customers. New NEM customers, as well as customers interconnecting on the successor to the NEM tariffs, are required to pay an interconnection fee, utilize time of use rates, and are required to pay certain non-bypassable charges to help fund some of the costs of low income, energy efficiency, and other programs that other customers pay. Significantly higher bills for remaining customers may result in a decline of the number of such customers as they may seek alternative energy providers or adopt self-generation technologies. See “Rising rates for the Utility’s customers could result in circumstances in which the Utility is unable to fully recover costs or earn its authorized ROE” in Item 1A. Risk Factors and “Regulatory Matters - OIR to Revisit Net Energy Metering Tariffs” in Item 7. MD&A.

Further, in some circumstances, governmental entities such as cities and irrigation districts may have authority under the state constitution or state statute to provide retail electric service directly to consumers. Those entities may rely upon FERC open access tariffs and Utility infrastructure to deliver energy to them at wholesale rates for resale at retail to existing or potential new Utility customers. These entities may also seek to acquire the Utility’s transmission or distribution facilities through eminent domain for use in serving electricity at retail to existing or potential new Utility customers. As a result, the Utility could lose customers (residential, commercial, and industrial) in the municipality. See “Jurisdictions may attempt to acquire the Utility’s assets through eminent domain” in Item 1A. Risk Factors. It is also expected that some publicly-owned utilities will build new or duplicate transmission or distribution facilities to serve existing or potential new Utility customers. In some instances, microgrid formation is a key factor in a community’s choice to engage governmental entities.

The effect of such types of retail competition generally is to reduce the number of utility customers, leading to a reduction in the Utility’s rate base.

The Utility also competes for the opportunity to develop and construct certain types of electric transmission facilities within, or interconnected to, its service area through a competitive bidding process managed by the CAISO.

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

ITEM 1A. RISK FACTORS

PG&E Corporation’s and the Utility’s financial results can be affected by many factors, including estimates and assumptions used in the critical accounting estimates described in Item 7. MD&A, that can cause their actual financial results to differ materially from historical results or from anticipated future financial results.  The following discussion of key risk factors should be considered in evaluating an investment in PG&E Corporation and the Utility and should be read in conjunction with Item 7. MD&A and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this 2022 Form 10-K.  Any of these factors, in whole or in part, could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. These risks are discussed more fully below.

Risks related to wildfires, including risks related to:

•The extent to which the Wildfire Fund and revised recoverability standard under AB 1054 effectively mitigate the risk of liability for damages arising from catastrophic wildfires;

•The 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, the 2022 Mosquito fire, or future wildfires;

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

•The operation and decommissioning of the Utility’s nuclear generation facilities; and

•Attracting and retaining specialty personnel.

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

Risks related to financial conditions, including risks related to:

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

•The inability of PG&E Corporation to use some or all of its net operating loss carryforwards and other tax attributes to offset future income;

•Restrictions on PG&E Corporation’s and the Utility’s ability to issue dividends;

•PG&E Corporation’s reliance on dividends, distributions and other payments from the Utility;

•Restrictions on shareholders’ ability to change the direction or management of PG&E Corporation;

•The COVID-19 pandemic;

•Increased customer rates; and

•Inflation.

Risks Related to Wildfires

The Wildfire Fund and other provisions of AB 1054 may not effectively mitigate the risk of liability for damages arising from catastrophic wildfires.

If the Utility does not have an approved WMP, the Utility will not be issued a safety certification and will consequently not benefit from the presumption of prudency or the AB 1054 disallowance cap. Under AB 1054, the Utility is required to maintain a safety certification issued by the OEIS to be eligible for certain benefits, including a cap on Wildfire Fund reimbursement and a reformed prudent manager standard. The AB 1054 Wildfire Fund disallowance cap, which caps the amount of liability that the Utility could be required to bear for a catastrophic wildfire, is inapplicable if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification at the time the applicable wildfire ignited. In addition, if the Utility fails to maintain a valid safety certification at the time a wildfire ignites, the initial burden of proof in a prudency proceeding shifts from intervenors to the Utility. The Utility will be required to reimburse amounts that are determined by the CPUC not to be just and reasonable. For more information on the disallowance cap, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

Furthermore, the Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than expected, including as a result of claims made by California’s other participating electric utility companies. If the Utility is unable to maintain an AB 1054 safety certification or if the Wildfire Fund is exhausted, the inability to access the Wildfire Fund could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Also, the Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any year that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054.

The costs of participating in the Wildfire Fund are expected to exceed $6.7 billion over the anticipated ten-year contribution period for the fund. The timing and amount of any potential charges associated with the Utility’s contributions would also depend on various factors. In addition, there could also be a significant delay between the occurrence of a wildfire and the timing on which the Utility recognizes impairment for the reduction in future coverage, due to the lack of data available to the Utility following a catastrophic event, especially if the wildfire occurs in the service area of another participating electric utility. Participation in the Wildfire Fund is expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, and there can be no assurance that the benefits of participating in the Wildfire Fund ultimately outweigh these substantial costs.

PG&E Corporation and the Utility could be liable as a result of the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, the 2022 Mosquito fire, or future wildfires.

Based on the facts and circumstances available as of the date of this report, PG&E Corporation and the Utility have determined that it is probable they will incur losses in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire. Although PG&E Corporation and the Utility have recorded liabilities for probable losses in connection with these fires, these liability estimates correspond to the lower end of the range of reasonably estimable losses, do not include several categories of potential damages that are not reasonably estimable, and are subject to change based on new information.

Although there are a number of unknown facts surrounding Cal Fire’s causation determinations of the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, the Utility could be subject to significant liability in excess of recoveries that would be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. PG&E Corporation and the Utility have also received and have responded or are responding to document, data, and other information requests from the CPUC’s SED, the DOJ, and law enforcement agencies that are investigating these wildfires. PG&E Corporation and the Utility could be the subject of additional investigations, lawsuits, or enforcement actions in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, the 2022 Mosquito fire, or other wildfires. For more information, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

Criminal charges have been filed against the Utility in connection with the 2020 Zogg fire. Under California law (including Penal Code section 1202.4), if the Utility were convicted of any of the charges, the sentencing court must order the Utility to “make restitution to the victim or victims in an amount established by court order” that is “sufficient to fully reimburse the victim or victims for every determined economic loss incurred as the result of” the Utility’s underlying conduct, in addition to interest and the victim’s or victims’ attorneys’ fees. This requirement for full reimbursement of economic loss is not waivable by either the government or the victims and is not offset by any compensation that the victims have received or may receive from their insurance carriers. If convicted of any of the charges, the Utility currently believes that its total losses associated with the 2020 Zogg fire could materially exceed the accrued estimated liabilities that PG&E Corporation and the Utility have recorded to reflect the lower end of the range of the reasonably estimable range of losses. The Utility is unable to determine a reasonable estimate of the amount of such additional losses. The Utility does not expect that any of its liability insurance would be available to cover restitution payments ordered by the court presiding over the criminal proceeding.

There have been numerous other wildfires in the Utility’s service area, of which the Utility has not been alleged or determined to be a cause. The Utility could be alleged or determined to be a cause of one or more of these wildfires.

Additionally, under the doctrine of inverse condemnation, courts have imposed liability against utilities on the grounds that losses borne by the person whose property was damaged through a public-use undertaking should be spread across the community that benefited from such undertaking, even if the utility is unable to recover these costs through rates. In fact, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company stated it had incurred as a result of the doctrine of inverse condemnation. Legal challenges to that denial were unsuccessful. Plaintiffs have asserted and continue to assert the doctrine of inverse condemnation in lawsuits related to certain wildfires that occurred in the Utility’s service area. Inverse condemnation imposes strict liability (including liability for attorneys’ fees) for damages as a result of the design, construction and maintenance of utility facilities, including utilities’ electric transmission lines. While the Utility continues to dispute the applicability of inverse condemnation to the Utility, there can be no assurance that the Utility will be successful in challenging the applicability of inverse condemnation in the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, the 2022 Mosquito fire, or other litigation against PG&E Corporation or the Utility.

Although the Utility has taken extensive measures to reduce the threat of future wildfires, the potential that the Utility’s equipment will be involved in the ignition of future wildfires, including catastrophic wildfires, is significant. This risk may be attributable to, and exacerbated by, a variety of factors, including climate (in particular, extended periods of seasonal dryness coupled with periods of high wind velocities and other storms), infrastructure, and vegetation conditions. Despite significant investment in mitigation measures to improve infrastructure and manage vegetation, as well as implementation of de-energization strategies, the Utility may not be successful in mitigating the risk of future wildfires. Once an ignition has occurred, the Utility is unable to control the extent of damages. The extent of damages for a wildfire is primarily determined by environmental conditions (including weather and vegetation conditions), third-party suppression efforts, and the location of the wildfire.

In addition, wildfires have had and could continue to have (as a result of any future wildfires) adverse consequences on the Utility’s proceedings with the CPUC (including the Safety Culture OII) and the FERC, and future regulatory proceedings, including future applications with the OEIS for the safety certification required by AB 1054. PG&E Corporation and the Utility may also suffer additional reputational harm and face an even more challenging operating, political, and regulatory environment as a result of the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, the 2022 Mosquito fire, or any future wildfires. For more information about the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility may be unable to recover all or a significant portion of its costs in excess of insurance coverage in connection with wildfires, through rates, or from the Wildfire Fund in a timely manner.

The Utility could incur substantial costs in excess of insurance coverage or amounts potentially available under the Wildfire Fund under AB 1054 in the future in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire. There can be no assurance that the Utility will be allowed to recover costs in excess of insurance or amounts potentially available under the Wildfire Fund under AB 1054 in the future either through FERC TO rates or as costs recorded to the WEMA, even if a court decision were to determine that the Utility is liable as a result of the application of the doctrine of inverse condemnation. The inability to recover all or a significant portion of costs in excess of insurance through rates or by collecting such rates in a timely manner could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. For more information on wildfire recovery risk, see “The Wildfire Fund and other provisions of AB 1054 may not effectively mitigate the risk of liability for damages arising from catastrophic wildfires” above and Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility may not effectively implement its wildfire mitigation initiatives.

The Utility’s infrastructure is aging and poses risks to safety and system reliability. Although the Utility spends significant resources on initiatives designed to mitigate wildfire risks, there is no assurance that these initiatives will be successful or effective in reducing wildfire-related losses. The Utility will face a higher likelihood of catastrophic wildfires in its service area if it cannot effectively implement these efforts and its WMPs. For example, the Utility may not be able to effectively implement its WMPs if it experiences unanticipated difficulties relative to sourcing, engaging, training, overseeing, and retaining contract workers it needs to fulfill its mitigation obligations under the WMPs. The CPUC will assess penalties on the Utility if there is a finding that the Utility has failed to substantially comply with its WMPs.

There can be no assurance that the Utility’s wildfire mitigation initiatives will be effective. For instance, a wildfire may be ignited and spread even in conditions that do not trigger proactive de-energization according to criteria for initiating a PSPS event or where EPSS has been implemented on Utility equipment. The Utility’s inspections of vegetation near its assets may not detect structural weaknesses within a tree or other issues. If the Utility’s wildfire mitigation initiatives are not effective, a wildfire could be ignited and spread.

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

PG&E Corporation and the Utility cannot predict the timing and outcome of the various proceedings and litigation in connection with its wildfire mitigation initiatives. PG&E Corporation and the Utility could be subject to additional investigations, regulatory proceedings, or other enforcement actions as well as to additional litigation and claims by customers as a result of the Utility’s implementation of its wildfire mitigation initiatives, which could result in fines, penalties, customer rebates, other payments, or the Utility’s failure to obtain cost recovery for amounts expended on these initiatives. The amount of any fines, penalties, customer rebates or other payments (if PG&E Corporation or the Utility were to issue any credits, rebates or other payments in connection with any other wildfire mitigation initiatives or liability for damages) could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition, the PSPS and EPSS programs have had an adverse impact on PG&E Corporation’s and the Utility’s reputation with customers, regulators and policymakers and future PSPS events and EPSS outages may increase these negative perceptions. For more information, see “Regulatory Matters” in Item 7. MD&A.

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

•the failure to maintain adequate capacity to meet customer demand on the gas system that results in customer curtailments, controlled or uncontrolled gas outages, gas surges back into homes, serious personal injury or loss of life;

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

The occurrence of any of these events could interrupt fuel supplies, affect demand for electricity or natural gas, cause unplanned outages or reduce generating output, damage the Utility’s assets or operations, damage the assets or operations of third parties on which the Utility relies, damage property owned by customers or others, and cause personal injury or death. As a result, the Utility could incur costs to purchase replacement power, to repair assets and restore service, and to compensate third parties. Any such incidents also could lead to significant claims against the Utility.

Further, the Utility often enters into agreements for third-party contractors to perform work, such as patrolling and inspection of facilities, vegetation management, or the construction or demolition or facilities, and the Utility may have less control over contractors than its employees. The Utility may retain liability for the quality and completion of the contractor’s work and can be subject to penalties or other enforcement action if the contractor violates applicable laws, rules, regulations, or orders. The Utility may also be subject to liability, penalties or other enforcement action as a result of personal injury or death caused by third-party contractor actions or inactions.

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

The electric power industry is undergoing transformative change driven by technological advancements enabling customer choice and state climate policy supporting a decarbonized economy. California utilities also are experiencing increasing deployment by customers and third parties of distributed energy resources, such as on-site solar generation, electric vehicles, energy storage, fuel cells, energy efficiency, and demand response technologies. These developments will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options, electric vehicle infrastructure and state infrastructure modernization (e.g., rail and water projects). The Utility may be unable to effectively adapt to these potential business and regulatory changes, for instance by failing to meet customer demand for new business interconnections in a timely manner. The CPUC is also conducting proceedings to evaluate changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of distributed energy resources and consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by distributed energy resources, and if feasible, what, if any, compensation to utilities would be appropriate for enabling those investments; and clarify the role of the electric distribution grid operator. If the Utility is unable to effectively adapt to these potential business and regulatory changes its business model and its ability to execute on its strategy could be materially impacted.

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

The operation and decommissioning of the Utility’s nuclear generation facilities expose it to potentially significant liabilities, and the Utility may not be able to fully recover its costs if regulatory requirements or operating conditions change or the facilities cease operations before the licenses expire.

The operation of the Utility’s nuclear generation facilities exposes it to potentially significant liabilities from environmental, health, and financial risks, such as risks relating to operation of the Diablo Canyon nuclear generation units as well as the storage, handling, and disposal of spent nuclear fuel, and the release of radioactive materials caused by a nuclear accident, seismic activity, natural disaster, or terrorist act. If the Utility incurs losses that are either not covered by insurance or exceed the amount of insurance coverage available, such losses could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition, the Utility may be required under federal law to pay up to $275 million of liabilities arising out of each nuclear incident occurring not only at the Utility’s Diablo Canyon facility but at any other nuclear power plant in the United States.

The Utility continues to face public concern about the safety of nuclear generation and nuclear fuel. Some of these nuclear opposition groups regularly file petitions at the NRC and in other forums challenging the actions of the NRC and urging governmental entities to adopt laws or policies in opposition to nuclear power. Although an action in opposition may ultimately fail, regulatory proceedings may take longer to conclude and be more costly to complete. It is also possible that public pressure could grow leading to adverse changes in legislation, regulations, orders, or their interpretation. As a result, operations at the Utility’s two nuclear generation units at Diablo Canyon could cease before their respective current licenses expire in 2024 and 2025 or prior to the expiration of any renewed license and extended operations period. In such an instance, the Utility could be required to record a charge for the remaining amount of its unrecovered investment and such charge could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

If Diablo Canyon is retired by 2025, in order to retain highly skilled personnel necessary to safely operate Diablo Canyon during the remaining years of operations, the Utility will incur costs in connection with (i) an employee retention program to ensure adequate staffing levels at Diablo Canyon, and (ii) an employee retraining and development program, to facilitate redeployment of a portion of Diablo Canyon personnel to the decommissioning project and elsewhere in the Utility. There can be no assurance that the Utility will be successful in retaining highly skilled personnel under its employee programs.

The Utility is pursuing the extension of operations at Diablo Canyon through no later than 2030. If Diablo Canyon enters extended operations, the Utility will face operational challenges resulting from a shortened planning period. For instance, the Utility may be unable to procure an adequate supply of nuclear fuel. For more information, see “Extension of Diablo Canyon Operations” under “Legislative and Regulatory Initiatives” in Item 7. MD&A.

The Utility has incurred, and may continue to incur, substantial costs to comply with NRC regulations and orders. See “Regulatory Environment” in Item 1. Business above. If the Utility were unable to recover these costs, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected. The Utility may determine that it cannot comply with the new regulations or orders in a feasible and economic manner and voluntarily cease operations; alternatively, the NRC may order the Utility to cease operations until the Utility can comply with new regulations, orders, or decisions. The Utility may incur a material charge if it ceases operations at Diablo Canyon’s two nuclear generation units before their respective current licenses expire in 2024 and 2025. As of December 31, 2022, the Utility’s unrecovered investment in Diablo Canyon was $840 million.

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

The Utility may be unable to attract and retain specialty personnel.

The Utility’s workforce is aging, and many employees are or will become eligible to retire within the next few years. Although the Utility has undertaken efforts to recruit and train new field service personnel, the Utility may be faced with a shortage of experienced and qualified personnel in certain specialty operational positions. Additionally, the Utility could experience labor disruptions from personnel in those positions. If the Utility were to experience such a shortage or disruptions, work stoppages could occur.

Any such occurrences could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Risks Related to Environmental Factors

Severe weather conditions, extended drought, and climate change could materially affect PG&E Corporation and the Utility.

Extreme weather, drought and shifting climate patterns have intensified the challenges associated with many of the other risks facing PG&E Corporation and the Utility, particularly wildfire management in California. The Utility’s service area encompasses some of the most densely forested areas in California and, as a consequence, is subject to higher risk from vegetation-related ignition events than other California IOUs. Further, environmental extremes, such as drought conditions and extreme heat followed by periods of wet weather, can drive additional vegetation growth (which can then fuel fires) and influence both the likelihood and severity of extraordinary wildfire events. In particular, the risk posed by wildfires, including during the recent wildfire seasons, has increased in the Utility’s service area as a result of an ongoing extended period of drought, bark beetle infestations in the California forest, and wildfire fuel increases due to rising temperatures and record rainfall following the drought, and strong wind events, among other environmental factors. As of December 31, 2022, more than 81% of California is experiencing severe to extreme drought. Moderate or severe drought conditions occur and can persist in virtually all of the Utility’s service area. More than half of the Utility’s service area is in an HFTD. Contributing factors other than environmental can include local land use policies and historical forestry management practices. The combined effects of extreme weather and climate change also impact this risk. In January 2018, the CPUC approved a statewide fire-threat map that shows that approximately half of the Utility’s service area is facing “elevated” or “extreme” fire danger. Approximately 25,000 circuit miles of the Utility’s nearly 80,000 distribution overhead circuit miles and approximately 5,500 miles of the nearly 18,000 transmission overhead circuit miles are in such HFTDs, significantly more in total than other California IOUs.

Severe weather events and other natural disasters, including wildfires and other fires, storms, tornadoes, floods, extreme heat events, drought, earthquakes, lightning, tsunamis, rising sea levels, pandemics, solar events, electromagnetic events, wind events or other weather-related conditions, climate change, or natural disasters, could result in severe business disruptions, prolonged power outages, property damage, injuries and loss of life, significant decreases in revenues and earnings, and significant additional costs to PG&E Corporation and the Utility. Any such event could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Any such event also could lead to significant claims against the Utility. Further, these events could result in regulatory penalties and disallowances, particularly if the Utility encounters difficulties in restoring power to its customers on a timely basis or if the related losses are found to be the result of the Utility’s practices or the failure of electric and other equipment of the Utility.

Further, the Utility has been studying the potential effects of climate change (increased severity and frequency of storm events, sea level rise, land subsidence, change in temperature extremes, changes in precipitation patterns and drought, and wildfire) on its assets, operations, and services, and the Utility is developing adaptation plans to set forth a strategy for those events and conditions that the Utility believes are most significant. Consequences of these climate-driven events may vary widely and could include increased stress on the energy supply network due to new patterns of demand, reduced hydroelectric output, physical damage to the Utility’s infrastructure, higher operational costs, and an increase in the number and duration of customer outages and safety consequences for both employees and customers. As a result, the Utility’s hydroelectric generation could change, and the Utility would need to consider managing or acquiring additional generation. If the Utility increases its reliance on conventional generation resources to replace hydroelectric generation and to meet increased customer demand, it may become more costly for the Utility to comply with GHG emissions limits. In addition, climate hazards such as heatwaves, windstorms, and flooding caused by rising sea levels and extreme storms could damage the Utility’s facilities, including gas, generation, and electric transmission and distribution assets. The Utility could incur substantial costs to repair or replace facilities, restore service, or compensate customers and other third parties for damages or injuries. The Utility anticipates that the increased costs would be recovered through rates, but as rate pressures increase, the likelihood of disallowance or non-recovery may increase. See “Rising rates for the Utility’s customers could result in circumstances in which the Utility is unable to fully recover costs or earn its authorized ROE” below.

Events or conditions caused by climate change could have a material impact on the Utility’s operations and could result in lower revenues or increased expenses, or both. If the CPUC fails to adjust the Utility’s rates to reflect the impact of events or conditions caused by climate change, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected.

The Utility’s operations are subject to extensive environmental laws, and such laws could change.

The Utility has been in the past, and may be in the future, required to pay for environmental remediation costs at sites where it is identified as a potentially responsible party under federal and state environmental laws. Although the Utility has recorded liabilities for known environmental obligations, these costs can be difficult to estimate due to uncertainties about the extent of contamination, remediation alternatives, the applicable remediation levels, and the financial ability of other potentially responsible parties. For more information, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Environmental remediation costs could increase in the future as a result of new legislation, the current trend toward more stringent standards, or stricter and more expansive application of existing environmental regulations. Failure to comply with these laws and regulations, or failure to comply with the terms of licenses or permits issued by environmental or regulatory agencies, could expose the Utility to claims by third parties or the imposition of civil or criminal fines or other sanctions.

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

Some of the Utility’s environmental costs, such as the remediation costs associated with the Hinkley natural gas compressor site, are not recoverable through rates or insurance. See “Environmental Regulation” in Item 1. and Note 16 of the Notes to the Consolidated Financial Statements in Item 8. The Utility’s costs to remediate groundwater contamination near the Hinkley natural gas compressor site and to abate the effects of the contamination, changes in estimated costs, and the extent to which actual remediation costs differ from recorded liabilities have had, and may continue to have, a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

The Utility and its operations are subject to extensive federal, state, and local laws, regulations, and orders. The Utility incurs significant capital, operating, and other costs associated with compliance with these rules. These rules could change, which could change the Utility’s compliance obligations and the costs to comply with these rules. Non-compliance with these rules could result in the imposition of material fines on PG&E Corporation and the Utility, other regulatory exposure, significant litigation, and reputational harm, which could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

Privacy

In June 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020, with a 12-month look-back period requiring compliance by January 1, 2019. The State of California announced enacted regulations in August 2020 and March 2021 which provide guidance on the requirements of the CCPA. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The CCPA provides for financial penalties in the event of non-compliance and statutory damages in the event of a data security breach. On November 3, 2020, Californians voted to approve Proposition 24, a ballot measure that creates the California Privacy Rights Act (the “CPRA”), which amended and expanded the CCPA. The State of California enacted the CPRA in November 2020, with most provisions operative as of January 1, 2023 and applicable to personal information collected beginning January 1, 2022. Final CPRA regulations are in development. Failure to comply with the CCPA and the CPRA could result in litigation, audits, and the imposition of material fines on PG&E Corporation and the Utility.

Additionally, PG&E Corporation and the Utility collect and retain certain personal information of their customers, shareholders, and employees in connection with their business. Although PG&E Corporation and the Utility invest in risk management and information security measures, the personal information that they collect, as well as other commercially-sensitive data that they possess, could become compromised because of certain events, including a cyber incident, the insufficiency or failure of such measures, human error, the misappropriation of data, or the occurrence of any of the foregoing at any third party with which PG&E Corporation or the Utility has shared information. If any of these events were to transpire, it could subject PG&E Corporation and the Utility to financial liability.

PG&E Corporation and the Utility are subject to federal and state privacy laws, which grant consumers rights and protections, including, among other things, the ability to opt out of receiving certain communications and certain data sharing with third parties.

Environmental

The environmental rules to which the Utility’s operations are subject relate to air quality, water quality and usage, remediation of hazardous substances, and the protection and conservation of natural resources and wildlife.

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

The Utility is subject to extensive regulations, including federal, state, and local energy, environmental and other laws and regulations, and the risk of enforcement proceedings in connection with compliance with such regulations. The Utility could incur material charges, including fines and other penalties, in connection with the Safety Culture OII (as defined in “Order Instituting an Investigation into PG&E Corporation’s and the Utility’s Safety Culture” under “Regulatory Matters” in Item 7. MD&A) and other matters that the CPUC’s SED may be investigating. The SED could launch investigations at any time on any issue it deems appropriate. In addition, OEIS has authority to approve and oversee compliance with the WMP and may determine that the Utility has failed to substantially comply with its WMP.

The Utility could be subject to additional regulatory or governmental enforcement action in the future with respect to compliance with federal, state, or local laws, regulations or orders that could result in additional fines, penalties or customer refunds, including those regarding renewable energy and RA requirements; customer billing; customer service; affiliate transactions; vegetation management; design, construction, operating and maintenance practices; safety and inspection practices; compliance with CPUC GOs or other applicable CPUC decisions or regulations; whether the Utility is able to achieve the targets in its WMPs; federal electric reliability standards; and environmental compliance. CPUC staff could also impose penalties on the Utility in the future in accordance with its authority under the gas and electric safety citation programs. The amount of such fines, penalties, or customer refunds depends on a variety of factors and could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

The Utility also is a target of a number of investigations, in addition to certain investigations in connection with the wildfires. See “Risks Related to Wildfires” above. The Utility is unable to predict the outcome of pending investigations, including whether any charges will be brought against the Utility, or the amount of any costs and expenses associated with such investigations.

If these investigations result in enforcement action against the Utility, the Utility could incur additional fines or penalties, the amount of which could be substantial, and, in the event of a judgment against the Utility, suffer further ongoing negative consequences. Furthermore, a negative outcome in any of these investigations, or future enforcement actions, could negatively affect the outcome of future ratemaking and regulatory proceedings to which the Utility may be subject; for example, by enabling parties to challenge the Utility’s request to recover costs that the parties allege are somehow related to the Utility’s violations.

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

In addition to the amount of authorized revenues, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected if the Utility’s actual costs differ from authorized or forecast costs. The Utility’s ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time delay between when costs are incurred and when those costs are recovered through rates. The CPUC or the FERC may not allow the Utility to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, the Utility may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, the Utility has incurred, and continues to incur, costs to strengthen its wildfire mitigation and prevention efforts before it is clear whether such costs will be recoverable through rates. Also, the CPUC may deny recovery of uninsured wildfire-related costs incurred by the Utility if the CPUC determines that the Utility was not prudent.

The Utility may incur additional costs or receive reduced revenue for many reasons including changing market circumstances, unanticipated events (such as wildfires, storms, earthquakes, accidents, or catastrophic or other events affecting the Utility’s operations), increased self-generation by customers, an increase in distributed generation, lower customer demand due to adverse economic conditions, the loss of the Utility’s customers to other retail providers like CCAs or DA providers, whether the CAISO wholesale electricity market continues to function effectively, returning customers, or compliance with new state laws or policies. See “Trends in Market Demand and Competitive Conditions in the Electricity Industry” in Item 1.

Jurisdictions may attempt to acquire the Utility’s assets through eminent domain.

Jurisdictions may attempt to acquire the Utility’s assets through eminent domain (“municipalization”). In particular, the City and County of San Francisco (“San Francisco”) has submitted a petition with the CPUC seeking a valuation of the Utility’s electric assets in San Francisco and has expressed intent to acquire such assets. While San Francisco would still need to, among other things, initiate and prevail in an eminent domain action in state court to acquire the Utility’s assets, there is no guarantee that the Utility would be successful in defending against such an action or related regulatory proceeding. If municipalization proceedings are permitted to move forward and are successful, the Utility would be entitled to receive the fair market value of the assets that are subject to the takeover effort, but the valuation issues in any municipalization proceeding would be highly contentious and could result in the Utility receiving less than what it believes is just compensation for the applicable assets. Any assets acquired by a third party through eminent domain would be excluded from the Utility’s rate base, reducing the Utility’s revenues and opportunity to earn a return on such assets. Assets that are targeted for municipalization generally are located in geographic areas that have a lower cost of service relative to billed revenues, so municipalization could negatively impact the affordability of the Utility’s service for remaining Utility customers served outside of those geographic areas. A successful municipalization attempt could also encourage similar attempts by other municipalities which, if successful, would further divide the Utility’s assets and reduce the Utility’s rate base, profitability, and affordability for remaining Utility customers. It is also unclear how the CPUC would allocate the compensation received by the Utility for its assets between shareholders and customers. As a result of these factors, municipalization could materially affect the Utility’s financial condition, results of operations, liquidity, and cash flow.

Risks Related to PG&E Corporation’s and the Utility’s Environment and Financial Condition

PG&E Corporation’s and the Utility’s substantial indebtedness may adversely affect their financial health and operating flexibility.

PG&E Corporation and the Utility have a substantial amount of indebtedness, most of which is secured by liens on certain assets of PG&E Corporation and the Utility. As of December 31, 2022, PG&E Corporation had approximately $4.68 billion of outstanding indebtedness (such indebtedness consisting of PG&E Corporation’s $1.0 billion aggregate principal amount of senior secured notes due 2028, $1.0 billion aggregate principal amount of senior secured notes due 2030, and borrowings under the $2.75 billion secured term loan agreement entered into in June 2020), and the Utility had approximately $45.6 billion of outstanding indebtedness. In addition, PG&E Corporation had $500 million of additional borrowing capacity under the Corporation Revolving Credit Agreement, and the Utility had $1.5 billion of additional borrowing capacity under the Utility Revolving Credit Agreement. In addition, the Utility had outstanding preferred stock with an aggregate liquidation preference of $252 million.

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

•enter into any sale leaseback transactions; and

•enter into swap agreements.

The restrictions contained in these material financing agreements could affect PG&E Corporation’s and the Utility’s ability to operate their business and may limit their ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect PG&E Corporation’s and the Utility’s ability to finance their operations and expenditures, make strategic acquisitions, investments, or alliances, sell assets, restructure their organization, or finance their capital needs. Additionally, PG&E Corporation’s and the Utility’s ability to comply with these covenants and restrictions may be affected by events beyond their control, including prevailing regulatory, economic, financial and industry conditions.

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

On the Emergence Date, PG&E Corporation issued to the Fire Victim Trust a number of shares of common stock equal to 22.19% of the outstanding common stock on such date. As further described in “Satisfaction of HoldCo Rescission or Damage Claims and Subordinated Debt Claims” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8, PG&E Corporation may be required to issue shares of its common stock in satisfaction of allowed HoldCo Rescission or Damage Claims. If such issuance is required, it may be determined that, under the Plan, the Fire Victim Trust should receive additional shares of PG&E Corporation common stock such that it would have owned 22.19% of the outstanding common stock of reorganized PG&E Corporation on the Emergence Date, assuming that such issuance of shares in satisfaction of the HoldCo Rescission or Damage Claims had occurred on the Emergence Date. Any such issuances will result in dilution to anyone who holds shares of PG&E Corporation common stock prior to such issuance and may cause the trading price of PG&E Corporation shares to decline.

Additionally, PG&E Corporation may be required to pay a material amount of cash with respect to allowed Subordinated Debt Claims (as defined in “Satisfaction of HoldCo Rescission or Damage Claims and Subordinated Debt Claims” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8). Such payment may have a material adverse impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

PG&E Corporation may also sell additional shares of common stock in subsequent offerings or issue additional shares of common stock or securities convertible into shares of PG&E Corporation common stock. The issuance of any shares of PG&E Corporation common stock in future financings, acquisitions upon conversion or exercise of convertible securities, or otherwise may result in a reduction of the book value and market price of PG&E Corporation’s outstanding common stock. If PG&E Corporation issues any such additional shares, the issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. PG&E Corporation cannot predict the size of future issuances of shares of PG&E Corporation common stock or securities convertible into shares of PG&E Corporation common stock or, for any issuance, the effect, if any, that such future issuances will have on the market price of PG&E Corporation’s common stock.

PG&E Corporation common stock is subject to ownership and transfer restrictions intended to preserve PG&E Corporation’s ability to use its net operating loss carryforwards and other tax attributes.

PG&E Corporation has incurred and may also continue to incur, in connection with the Plan, significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. The Amended Articles (as defined below) impose certain restrictions on the transferability and ownership of PG&E Corporation common stock and preferred stock (together, the “capital stock”) and other interests designated as “stock” of PG&E Corporation by the Board of Directors as disclosed in an SEC filing (such stock and other interests, the “Equity Securities,” and such restrictions on transferability and ownership, the “Ownership Restrictions”) in order to reduce the possibility of an equity ownership shift that could result in limitations on PG&E Corporation’s ability to utilize net operating loss carryforwards and other tax attributes from prior taxable years or periods for federal income tax purposes. Any acquisition of PG&E Corporation capital stock that results in a shareholder being in violation of these restrictions may not be valid.

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

The Ownership Restrictions remain in effect until the earliest of (i) the repeal, amendment, or modification of Section 382 (and any comparable successor provision) of the IRC, in a manner that renders the restrictions imposed by Section 382 of the IRC no longer applicable to PG&E Corporation, (ii) the beginning of a taxable year in which the Board of Directors of PG&E Corporation determines that no tax benefits attributable to net operating losses or other tax attributes are available, (iii) the date selected by the Board of Directors if it determines that the limitation amount imposed by Section 382 of the IRC as of such date in the event of an “ownership change” of PG&E Corporation (as defined in Section 382 of the IRC and Treasury Regulation Sections 1.1502-91 et seq.) would not be materially less than the net operating loss carryforwards or “net unrealized built-in loss” (within the meaning of Section 382 of the IRC and Treasury Regulation Sections 1.1502-91 et seq.) of PG&E Corporation, and (iv) the date selected by the Board of Directors if it determines that it is in the best interests of PG&E Corporation’s shareholders for the Ownership Restrictions to be removed or released. The Ownership Restrictions may also be waived by the Board of Directors on a case by case basis.

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

As of December 31, 2022, PG&E Corporation had net operating loss carryforwards for PG&E Corporation’s consolidated group for U.S. federal and California income tax purposes of approximately $26.6 billion and $25.2 billion, respectively, and PG&E Corporation incurred and may also continue to incur, in connection with the Plan, significant net operating loss carryforwards and other tax attributes. The ability of PG&E Corporation to use some or all of these net operating loss carryforwards and certain other tax attributes may be subject to certain limitations. Under Section 382 of the IRC (which also applies for California state income tax purposes), if a corporation (or a consolidated group) undergoes an “ownership change,” such net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years).

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC. However, whether PG&E Corporation underwent or will undergo an ownership change as a result of the transactions in PG&E Corporation’s equity that occurred pursuant to the Plan depends on several factors outside PG&E Corporation’s control and the application of certain laws that are uncertain in several respects. Accordingly, there can be no assurance that the Internal Revenue Service would not successfully assert that PG&E Corporation has undergone or will undergo an ownership change pursuant to the Plan. In addition, even if these transactions did not cause an ownership change, they may increase the likelihood that PG&E Corporation may undergo an ownership change in the future. If the Internal Revenue Service successfully asserts that PG&E Corporation did undergo, or PG&E Corporation otherwise does undergo, an ownership change, the limitation on its net operating loss carryforwards and other tax attributes under Section 382 of the IRC could be material to PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

In particular, limitations imposed on PG&E Corporation’s ability to utilize net operating loss carryforwards or other tax attributes could cause U.S. federal and California income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards or other tax attributes to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards and other tax attributes. In addition, PG&E Corporation’s ability to utilize its net operating loss carryforwards to fund a customer credit trust is critical to whether the impact of the fixed recovery charges paid by customers pursuant to the SB 901 securitization transactions will be neutral, on average, to such customers. Further, PG&E Corporation’s ability to utilize its net operating loss carryforwards is critical to PG&E Corporation’s and the Utility’s commitment to make certain operating and capital expenditures. Failure to obtain alternative sources of capital could have a material adverse effect on PG&E Corporation and the Utility and the value of PG&E Corporation common stock.

PG&E Corporation’s ability to pay dividends on shares of its common stock is subject to restrictions.

Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan.

Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of PG&E Corporation’s Board of Directors and will depend on, among other things, PG&E Corporation’s results of operations, financial condition, cash requirements, contractual restrictions, and other factors that the Board of Directors may deem relevant.

PG&E Corporation is a holding company and relies on dividends, distributions and other payments, advances, and transfers of funds from the Utility to meet its obligations.

PG&E Corporation conducts its operations primarily through its subsidiary, the Utility, and substantially all of PG&E Corporation’s consolidated assets are held by the Utility. Accordingly, PG&E Corporation’s cash flow and its ability to meet its debt service obligations under its existing and future indebtedness are largely dependent upon the earnings and cash flows of the Utility and the distribution or other payment of these earnings and cash flows to PG&E Corporation in the form of dividends or loans or advances and repayment of loans and advances from the Utility. The ability of the Utility to pay dividends or make other advances, distributions, and transfers of funds will depend on its results of operations and may be restricted by, among other things, applicable laws limiting the amount of funds available for payment of dividends and certain restrictive covenants contained in the agreements of those subsidiaries. Additionally, the Utility must use its resources to satisfy its own obligations, including its obligation to serve customers, to pay principal and interest on outstanding debt, to pay preferred stock dividends, and to meet its obligations to employees and creditors, before it can distribute cash to PG&E Corporation. In addition, the CPUC has imposed various conditions that govern the relationship between PG&E Corporation and the Utility, including financial conditions that require the Board of Directors to give first priority to the capital requirements of the Utility, as determined to be necessary and prudent to meet the Utility’s obligation to serve or to operate the Utility in a prudent and efficient manner. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock. The deterioration of income from, or other available assets of, the Utility for any reason could limit or impair the Utility’s ability to pay dividends or other distributions to PG&E Corporation, which could, in turn, materially and adversely affect PG&E Corporation’s ability to meet its obligations.

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

The outbreak of the COVID-19 pandemic and the resulting economic conditions, and resulting decrease in economic and industrial activity in the Utility’s service area, have and will continue to have a significant adverse impact on the Utility’s customers. These circumstances have impacted and will continue to impact the Utility for a period of time that PG&E Corporation and the Utility are unable to predict. For example, the economic downturn has resulted in a reduction in customer receipts and collection delays throughout the COVID-19 pandemic.

The Utility’s accounts receivable balances over 30 days outstanding as of December 31, 2022 were approximately $1.1 billion, or $890 million higher as compared to the balances as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic. The Utility expects to continue experiencing an impact on monthly cash collections for as long as current COVID-19 circumstances persist.

PG&E Corporation and the Utility are unable to quantify the long-term potential impact of the changes in customer collections or changes in energy demand on earnings and cash flows due, in part, to uncertainties regarding the timing, duration and intensity of the COVID-19 outbreak and the resulting economic downturn. Although the CPUC authorized the establishment of memorandum and balancing accounts to track costs associated with customer protection measures, the timing of regulatory relief, if any, and ultimate cost recovery from such accounts or otherwise, are uncertain.

The COVID-19 pandemic and resulting economic downturn have resulted and may continue to result in workforce disruptions, both in personnel availability (including a reduction in contract labor resources) and deployment. Increased governmental regulation of the COVID-19 pandemic protections, including vaccination mandates or testing requirements for workers, could result in employee attrition, workforce disruptions and increased supplier and contractor costs.

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

Increasing levels of self-generation of electricity by customers (primarily solar installations) and customer enrollment in NEM, which allows self-generating customers to receive bill credits for power exported to the grid at the full retail rate, shifts costs to other customers. Under this structure, NEM customers do not pay their proportionate share of the cost of maintaining and operating the electric transmission and distribution system, including costs associated with funding social equity programs, subject to certain exceptions, while still receiving electricity from the system when their self-generation is inadequate to meet their electricity needs. These unpaid costs are subsidized by customers not participating in NEM. Accordingly, as more electric customers switch to NEM and self-generate energy, the burden on the remaining customers increases, which in turn encourages more self-generation, further increasing rate pressure on existing non-NEM customers.

Other long-term trends could also increase costs for gas customers. Natural gas suppliers are subject to compliance with CARB’s cap-and-trade program, and natural gas end-use customers have an increasing exposure to carbon costs under the program through 2030 (when the full cost will be reflected in customer bills). CARB may also require aggressive energy efficiency programs to reduce natural gas end use. Increased renewable portfolio standards in the electric sector could reduce electric generation gas load. Additionally, customers replacing natural gas appliances with electric appliances will lead to further reduced gas demand. The combination of reduced load and increased costs to maintain the gas system could result in higher natural gas customer bills. In addition, some local city governments have passed ordinances restricting use of natural gas in new construction and, if other jurisdictions follow suit, this could affect future demand for the provision of natural gas. If fewer customers receive gas from the Utility, the Utility’s gas system maintenance costs, many of which cannot be reduced in the short term even if gas quantities decrease, would be borne by fewer customers. Finally, a mandate to purchase renewable natural gas for core customers could lead to increased costs for core customers if utilities are competing with the transportation sector for supplies of renewable natural gas.

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

If rates were to rise too rapidly, customer usage could decline. This decline would decrease the volume of sales, among which the Utility’s costs are allocated, and increase rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Utility owns or has obtained the right to occupy or use real property comprising the Utility’s electricity and natural gas distribution facilities, electric generation facilities, natural gas gathering facilities and generation facilities, and natural gas and electricity transmission facilities, which are described in Item 1. Business, under “Electric Utility Operations” and “Natural Gas Utility Operations.” The Utility occupies or uses real property primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental authorities. In total, the Utility occupies 9 million square feet of real property, including 7 million square feet owned by the Utility. On September 17, 2021, the sale of the SFGO closed and the Utility entered into a leaseback agreement with the new SFGO owner (the “Leaseback Agreement”) to lease back certain space within the SFGO to allow for additional time to relocate critical facilities to other Utility sites. The Leaseback Agreement commenced on September 17, 2021 and continues through various dates for the various leased spaces, with December 31, 2023 being the latest lease expiration date. On October 23, 2020, the Utility entered into an office lease agreement with BA2 300 Lakeside LLC for approximately 910,000 rentable square feet of space within the Lakeside Building to serve as the Utility’s principal administrative headquarters. The term of the lease began on April 8, 2022 and the lease grants the Utility an option to purchase the legal parcel that contains the Lakeside Building. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8.

PG&E Corporation also leased approximately 42,000 square feet of office space from a third party in San Francisco, California. This lease expired, and the leased premises were surrendered at the end of February 2022.

The Utility owns approximately 148,000 acres of land, including approximately 121,000 acres of watershed lands. In 2002, the Utility agreed to implement its Land Conservation Commitment (“LCC”) to permanently preserve the six “beneficial public values” on all the watershed lands through conservation easements or equivalent protections, as well as to make approximately 40,000 acres of the watershed lands available for donation to qualified organizations. The six “beneficial public values” being preserved by the LCC include: natural habitat of fish, wildlife, and plants; open space; outdoor recreation by the general public; sustainable forestry; agricultural uses; and historic values. The Utility’s goal is to implement all the LCC transactions by the end of 2023, subject to securing all required regulatory approvals.

ITEM 3. LEGAL PROCEEDINGS

PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, see “Litigation Matters” in Item 7. MD&A, Item 1A. Risk Factors and Notes 2, 15, and 16 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following individuals serve as executive officers of PG&E Corporation, as of February 22, 2023. Except as otherwise noted, all positions have been held at PG&E Corporation.

Name	Age	Positions Held Over Last Five Years	Time in Position

Patricia K. Poppe	54	Chief Executive Officer	January 4, 2021 to present
		President and Chief Executive Officer, CMS Energy Corporation	July 2016 to December 2020
		Vice President, Customer Experience, Rates and Regulations, Consumers Energy Company	January 2011 to July 2016

Christopher A. Foster	44	Executive Vice President and Chief Financial Officer	March 20, 2021 to present
		Vice President and Interim Chief Financial Officer	September 26, 2020 to March 20, 2021
		Vice President, Treasury and Investor Relations	March 9, 2020 to September 25, 2020
		Senior positions within PG&E Corporation’s Investor Relations department, including as its Vice President starting in December 2018	November 2017 to March 8, 2020

		Senior positions within PG&E Corporation and the Utility, including Director, Integrated Grid Planning and Innovation from June 2016 to October 2017	September 2011 to October 2017

Carla J. Peterman	44	Executive Vice President, Corporate Affairs and Chief Sustainability Officer	October 1, 2021 to present
		Executive Vice President, Corporate Affairs	June 1, 2021 to September 30, 2021
		Senior Vice President, Strategy and Regulatory Affairs, Southern California Edison	September 2019 to May 2021
		Commissioner, California Public Utilities Commission	December 2012 to December 2018

Julius Cox	51	Executive Vice President, People, Shared Services and Supply Chain, PG&E Corporation and Pacific Gas and Electric Company	February 1, 2021 to present
		Senior Vice President & Chief Human Resources Officer, American Electric Power	October 2019 to January 2021
		Executive Vice President & Chief Transformation Officer, Dynegy Inc.	September 2017 to April 2018
		Executive Vice President & Chief Administrative Officer, Dynegy Inc.	October 2014 to September 2017

Ajay Waghray	61	Senior Vice President and Chief Information Officer	September 21, 2020 to present
		Founder, Agni Growth Ventures, LLC	January 2019 to September 2021
		Executive Vice President and Chief Technology Officer, Assurant Inc.	May 2016 to December 2018

Sumeet Singh	44	Executive Vice President, Chief Risk and Chief Safety Officer, PG&E Corporation and Pacific Gas and Electric Company	January 1, 2022 to present
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	February 1, 2021 to December 31, 2021
		Interim President and Chief Risk Officer, Pacific Gas and Electric Company; Senior Vice President and Chief Risk Officer, PG&E Corporation	January 1, 2021 to January 31, 2021
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	August 2020 to December 31, 2021
		Gas Safety & Integrity Officer, Energy, Picarro, Inc.	February 2020 to August 2020
		Senior positions within the Utility including Vice President, Asset, Risk Management and Community Wildfire Safety Program from May 2019 to January 2020, Vice President, Community Wildfire Safety Program, from September 2018 to May 2019, Vice President, Gas Asset and Risk Management from September 2015 to August 2018	September 2015 to January 2020

John R. Simon	58	Executive Vice President, General Counsel and Chief Ethics & Compliance Officer	August 15, 2020 to present
		Executive Vice President, Law, Strategy, and Policy	June 2019 to August 2020

		Executive Vice President	May 2019 to June 2019
		Interim Chief Executive Officer	January 2019 to May 2019
		Executive Vice President and General Counsel	March 2017 to January 2019
		Executive Vice President, Corporate Services and Human Resources	August 2015 to February 2017

Adam L. Wright	45	Executive Vice President, Operations and Chief Operating Officer, Pacific Gas and Electric Company	February 1, 2021 to present
		Chief Executive Officer and President, MidAmerican Energy Company	January 2018 to January 26, 2021
		President of MidAmerican Funding LLC	January 2018 to January 26, 2021
		Vice President, Gas Delivery, MidAmerican Energy Company	May 2015 to January 2018
		Vice President, Wind Generation & Development, MidAmerican Energy Company	January 2012 to May 2015

Marlene M. Santos	62	Executive Vice President and Chief Customer Officer, Pacific Gas and Electric Company	March 15, 2021 to present
		President, Gulf Power Company	January 2019 to March 2021
		Chief Integration Officer, NextEra Energy, Inc.	March 2015 to December 2018

Jason M. Glickman	42	Executive Vice President, Engineering, Planning, and Strategy, Pacific Gas and Electric Company	May 3, 2021 to present
		Global Head of Utilities and Renewables, Bain & Company	March 2020 to April 2021
		Partner, Bain & Company	January 2014 to April 2021
		Consultant, Bain & Company	August 2007 to December 2013

The following individuals serve as executive officers of the Utility as of February 22, 2023. Except as otherwise noted, all positions have been held at the Utility.

Adam L. Wright	45	Executive Vice President, Operations and Chief Operating Officer	February 1, 2021 to present
		Chief Executive Officer and President, MidAmerican Energy Company	January 2018 to January 26, 2021
		President of MidAmerican Funding LLC	January 2018 to January 26, 2021
		Vice President, Gas Delivery, MidAmerican Energy Company	May 2015 to January 2018
		Vice President, Wind Generation & Development, MidAmerican Energy Company	January 2012 to May 2015

Marlene M. Santos	62	Executive Vice President and Chief Customer Officer	March 15, 2021 to present
		President, Gulf Power Company	January 2019 to March 2021
		Chief Integration Officer, NextEra Energy, Inc.	March 2015 to December 2018

Jason M. Glickman	42	Executive Vice President, Engineering, Planning, and Strategy	May 3, 2021 to present
		Global Head of Utilities and Renewables, Bain & Company	March 2020 to April 2021
		Partner, Bain & Company	January 2014 to April 2021

		Consultant, Bain & Company	August 2007 to December 2013

Stephanie N. Williams	40	Vice President, Chief Financial Officer and Controller, Pacific Gas and Electric Company	January 10, 2023 to present
		Vice President, Finance and Planning	January 2020 to January 10, 2023
		Senior Director, Business Finance Electric Operations	March 2019 to January 10, 2022
		Director, Business Finance	October 2014 to February 2019

Julius Cox	51	Executive Vice President, People, Shared Services and Supply Chain, PG&E Corporation and Pacific Gas and Electric Company	February 1, 2021 to present
		Senior Vice President & Chief Human Resources Officer, American Electric Power	October 2019 to January 2021
		Executive Vice President & Chief Transformation Officer, Dynegy Inc.	September 2017 to April 2018
		Executive Vice President & Chief Administrative Officer, Dynegy Inc.	October 2014 to September 2017

Sumeet Singh	44	Executive Vice President, Chief Risk Officer and Chief Safety Officer, PG&E Corporation and Pacific Gas and Electric Company	January 1, 2022 to present
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	February 1, 2021 to December 31, 2021
		Interim President and Chief Risk Officer, Pacific Gas and Electric Company; Senior Vice President and Chief Risk Officer, PG&E Corporation	January 1, 2021 to January 31, 2021
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	August 2020 to December 31, 2021
		Gas Safety & Integrity Officer, Energy, Picarro, Inc.	February 2020 to August 2020
		Senior positions within the Utility including Vice President, Asset, Risk Management and Community Wildfire Safety Program from May 2019 to January 2020, Vice President, Community Wildfire Safety Program, from September 2018 to May 2019, Vice President, Gas Asset and Risk Management from September 2015 to August 2018	September 2015 to January 2020

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 16, 2023, there were 43,782 holders of record of PG&E Corporation common stock. A substantially greater number of holders of PG&E Corporation common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. PG&E Corporation common stock is listed on the New York Stock Exchange and is traded under the symbol “PCG.” Shares of common stock of the Utility are wholly owned by PG&E Corporation and do not trade in the public market.

For information regarding dividends, see “Liquidity and Financial Resources - Dividends” in Item 7. MD&A and PG&E Corporation’s Consolidated Statements of Equity, the Utility’s Consolidated Statements of Shareholders’ Equity, and Note 8 of the Notes to the Consolidated Financial Statements in Item 8.

Share Exchanges

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On the dates and in the amounts set forth in the table below, the Fire Victim Trust exchanged a total of 290,000,000 Plan Shares, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares.

Date	Shares Exchanged
January 31, 2022	40,000,000
April 14, 2022	60,000,000
October 4, 2022	35,000,000
October 27, 2022	35,000,000
December 12, 2022	60,000,000
January 9, 2023	60,000,000
Total Shares Exchanged	290,000,000

Each exchange was effected in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act. See “Tax Matters” in Item 7. MD&A below and “Share Exchange and Tax Matters Agreement” in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K for a detailed discussion of the exchange and the terms of the Share Exchange and Tax Matters Agreement, respectively.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined report of PG&E Corporation and the Utility and includes separate Consolidated Financial Statements for each of these two entities. This combined MD&A should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Wildfires, Wildfire Mitigation, and Associated Cost Recovery. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the costs and effectiveness of the Utility’s wildfire mitigation initiatives; the extent of damages from wildfires that do occur; the financial impacts of wildfires; and PG&E Corporation’s and the Utility’s ability to mitigate those financial impacts with insurance, the Wildfire Fund, and regulatory recovery.

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include EPSS, PSPS, vegetation management, asset inspections, and system hardening. In particular, in 2022 the Utility expanded the EPSS program to all high fire risk areas. The Utility is also focused on undergrounding more lines each year while using economies of scale to make undergrounding more cost efficient. These initiatives significantly reduced the number of CPUC-reportable ignitions and the number of acres burned. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility is able to retain or contract for the workforce necessary to execute its wildfire mitigation actions.

PG&E Corporation and the Utility have incurred and will continue to incur substantial expenditures in connection with these initiatives. For more information on incurred expenditures, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8. The extent to which the Utility will be able to recover these expenditures and other potential costs through rates is uncertain. If additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on the costs of the Utility’s wildfire mitigation initiatives.

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

Despite these extensive measures, the potential that the Utility’s equipment will be involved in the ignition of future wildfires, including catastrophic wildfires, is significant. This risk may be attributable to, and exacerbated by, a variety of factors, including climate (in particular extended periods of seasonal dryness coupled with periods of high wind velocities and other storms), infrastructure, and vegetation conditions. Once an ignition has occurred, the Utility is unable to control the extent of damages, which is primarily determined by environmental conditions (including weather and vegetation conditions), third-party suppression efforts, and the location of the wildfire.

The financial impact of past wildfires is significant. As of December 31, 2022, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.025 billion, $400 million, $1.175 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses but do not include all categories of potential damages and losses.

On September 24, 2021, the Shasta County District Attorney’s Office charged the Utility with 31 counts in connection with the 2020 Zogg fire, of which the court has dismissed 20 counts. If the Utility were to be convicted of any of the remaining charges, the Utility could be subject to material fines, penalties, and restitution, as well as non-monetary remedies such as oversight requirements. Accordingly, depending on which charges the Utility were to be convicted of, its total losses associated with the 2020 Zogg fire could materially exceed the $400 million of aggregate liability that PG&E Corporation and the Utility have recorded.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. As of December 31, 2022, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $370 million for the 2020 Zogg fire, $530 million for the 2021 Dixie fire, and $45 million for the 2022 Mosquito fire. Additionally, the Utility does not expect that any of its liability insurance would cover restitution payments, if such payments were ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of December 31, 2022, the Utility has recorded a Wildfire Fund receivable of $175 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility will be permitted to recover its wildfire-related claims and legal fees through rates only if the CPUC or the FERC, as applicable, determines that the Utility has met the prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of December 31, 2022, the Utility has recorded receivables for regulatory recovery of $503 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 for more information.

•The Timing and Outcome of Ratemaking and Other Proceedings. Regulatory ratemaking proceedings are a key aspect of the Utility’s business. The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administrative and general expenses) and capital costs (e.g., depreciation and financing expenses). In addition, the CPUC authorizes the Utility to collect revenues to recover costs that the Utility is allowed to pass through to customers (referred to as “Utility Revenues and Costs that did not Impact Earnings” below), including its costs to procure electricity and natural gas for customers and to administer public purpose and customer programs. Although the Utility generally seeks to recover its recorded costs on a timely basis, in recent years, the amount of the costs recorded in memorandum and balancing accounts has increased. The Utility has also applied to transfer its non-nuclear generation assets to Pacific Generation and potentially sell a minority interest in Pacific Generation. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 4 and 16 of the Notes to the Consolidated Financial Statements in Item 8 and “Regulatory Matters” below.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility is subject to enforcement, litigation, and regulatory matters, including those described above, the Safety Culture OII, EOEP proceedings, and actions in connection with the Utility’s WMP, and safety and other self-reports. See Note 16 of the Notes to the Consolidated Financial Statements in Item 8. In addition, the Utility’s business profile and financial results could be impacted by the outcome of recent calls for municipalization of part or all of the Utility’s businesses, actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions and calls for state intervention, including the possibility of a state takeover of the Utility. See “Jurisdictions may attempt to acquire the Utility’s assets through eminent domain” in Item 1A. Risk Factors for more information. These matters could result in penalties, additional regulatory requirements, or changes to the Utility’s operations. PG&E Corporation and the Utility seek to limit these matters by implementing a robust compliance program and by delivering excellent customer experiences.

•PG&E Corporation’s and the Utility’s Ability to Control Operating Costs. Under cost-of-service ratemaking, a utility’s earnings depend on its ability to manage costs within the amounts authorized for recovery in its ratemaking proceedings. The Utility has set a goal to increase its capital investments to meet safety and climate goals, while also reducing non-fuel Operating and maintenance costs by two percent per year. The Utility’s ability to meet this goal depends on whether the Utility can improve the planning and execution of its work by continuing to implement the Lean operating system.

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

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $26.6 billion and California net operating loss carryforward of approximately $25.2 billion as of December 31, 2022.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation (the “Ownership Restrictions”). As discussed below under “Update on Ownership Restrictions in PG&E Corporation’s Amended Articles,” due to the election to treat the Fire Victim Trust as a grantor trust for income tax purposes, the calculation of Percentage Stock Ownership (as defined in the Amended Articles) will effectively be based on a reduced number of shares outstanding, namely the total number of outstanding equity securities less the number of equity securities held by the Fire Victim Trust, the Utility, and ShareCo. As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding DTA as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. At various dates throughout 2022, the Fire Victim Trust exchanged Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the year ended December 31, 2022, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 230,000,000 shares resulted in an aggregate tax benefit of $870 million recorded in PG&E Corporation’s and the Utility’s Consolidated Financial Statements.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,466,208,388 shares outstanding as of February 16, 2023, only 1,800,721,208 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility, and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of February 16, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of February 16, 2023 was 3.46% of outstanding shares. As of February 16, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 290,000,000 shares of PG&E Corporation common stock in the aggregate.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for 2022 and 2021.  See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

See “Results of Operations” in Item 7 of the 2021 Form 10-K for discussion of results of operations for 2021 compared to 2020.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) available for common shareholders:

(in millions)	2022	2021
Consolidated Total	$1,800	$(102)
PG&E Corporation	(412)	(226)
Utility	2,212	124

PG&E Corporation’s net loss primarily consists of income taxes and interest expense on long-term debt. The increase in PG&E Corporation’s net loss for 2022, as compared to 2021, is primarily due to increased interest rates on long-term debt.

Utility

The table below shows certain items from the Utility’s Consolidated Statements of Income for 2022 and 2021.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact earnings.

Revenues that impact earnings are primarily those that have been authorized by the CPUC and the FERC to recover the Utility’s costs to own and operate its assets and to provide the Utility an opportunity to earn its authorized rate of return on rate base.  Expenses that impact earnings are primarily those that the Utility incurs to own and operate its assets.

	2022			2021
	Revenues and Costs:			Revenues and Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$10,357	$4,703	$15,060	$9,542	$5,589	$15,131
Natural gas operating revenues	3,939	2,681	6,620	3,753	1,758	5,511
Total operating revenues	14,296	7,384	21,680	13,295	7,347	20,642
Cost of electricity	—	2,756	2,756	—	3,232	3,232
Cost of natural gas	—	2,100	2,100	—	1,149	1,149
Operating and maintenance	6,737	2,988	9,725	6,820	3,374	10,194
SB 901 securitization charges, net	608	—	608	—	—	—
Wildfire-related claims, net of insurance recoveries	237	—	237	258	—	258
Wildfire Fund expense	477	—	477	517	—	517
Depreciation, amortization, and decommissioning	3,856	—	3,856	3,403	—	3,403
Total operating expenses	11,915	7,844	19,759	10,998	7,755	18,753
Operating income (loss)	2,381	(460)	1,921	2,297	(408)	1,889
Interest income	162	—	162	22		22
Interest expense	(1,658)	—	(1,658)	(1,373)	—	(1,373)
Other income, net	135	460	595	104	408	512
Reorganization items, net	—	—	—	(12)	—	(12)
Income before income taxes	$1,020	$—	$1,020	$1,038	$—	$1,038
Income tax provision (benefit) (1)			(1,206)			900
Net income			2,226			138
Preferred stock dividend requirement (1)			14			14
Income Attributable to Common Stock			$2,212			$124

(1) These items impacted earnings.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for 2022 and 2021, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $1.0 billion, or 8%, in 2022 compared to 2021, primarily due to the recognition of approximately $310 million in revenues related to the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below), the recognition of approximately $180 million in revenues related to the final decision approving $356.3 million in revenue requirements for capital expenditures incurred in the period from 2011 through 2014 for its GT&S system (see “2015 Gas Transmission and Storage Rate Case” below), increased base revenues authorized in the 2020 GRC, and additional revenues as authorized through the FERC formula rate. In addition, the Utility recognized approximately $113 million in nuclear decommissioning revenues in 2022 with no comparable revenues in 2021. This is consistent with the 2018 NDCTP final decision that authorized no decommissioning revenues for 2021 and $113 million in revenues in 2022. These increases were partially offset by a decrease of approximately $180 million of previously deferred revenues recognized in conjunction with interim rate relief collected in 2021 associated with the 2020 WMCE application (see “2020 WMCE Application” below).

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $83 million, or 1%, in 2022 compared to 2021, as a result of operating cost efficiencies and decreases in the recognition of previously deferred costs including $90 million related to residential uncollectibles and approximately $180 million recognized in conjunction with interim rate relief associated with the 2020 WMCE application (see “2020 WMCE Application” below). In addition, during the year ended December 31, 2021, the Utility recorded a $124 million charge related to the September 21, 2021 joint motion for approval of settlement agreement associated with the 2020 WMCE filing, with no comparable charge in the same period in 2022. These decreases were partially offset by the recognition of approximately $310 million of previously deferred expenses, which were authorized by the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” below) in the year ended December 31, 2022, compared to the same period in 2021.

SB 901 Securitization Charges, Net

SB 901 securitization charges, net, that impacted earnings increased by $608 million, or 100%, in 2022 compared to 2021. During the year ended December 31, 2022, the Utility recorded $608 million in net SB 901 securitization charges, for inception of the regulatory asset and liability pursuant to the CHT decision, as well as tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock, with no comparable charges in 2021. For more information, see Note 6 of the Notes to the Consolidated Financial Statements in Item 8 below.

Wildfire-Related Claims, Net of Recoveries

Costs related to wildfires that impacted earnings decreased by $21 million, or 8%, in 2022 compared to 2021. The Utility recognized pre-tax charges of $225 million related to the 2019 Kincade fire, $100 million related to the 2022 Mosquito fire, $25 million related to the 2021 Dixie fire, and $25 million related to the 2020 Zogg fire in the year ended December 31, 2022. These charges were partially offset by $95 million of probable recoveries through insurance and the WEMA related to the 2022 Mosquito fire and $25 million in probable recoveries through the Wildfire Fund related to the 2021 Dixie fire. The Utility recognized pre-tax charges of $1.15 billion related to the 2021 Dixie fire, $175 million related to the 2019 Kincade fire, and $100 million related to the 2020 Zogg fire in the year ended December 31, 2021, partially offset by $1.06 billion of probable recoveries through insurance, the WEMA, and the Wildfire Fund related to the 2021 Dixie fire and $100 million of probable insurance recoveries related to the 2020 Zogg fire in the year ended December 31, 2021. See “Loss Recoveries” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 below.

In addition to the probable wildfire-related recoveries noted above, the Utility has recorded $125 million of probable recoveries through FERC TO formula rates, which are recorded as a reduction to regulatory liabilities and are not captured in wildfire-related claims.

See Item 1A. Risk Factors and Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

Wildfire Fund Expense

Wildfire Fund expense that impacted earnings decreased by $40 million, or 8%, in 2022 compared to 2021, primarily due to accelerated amortization of the Wildfire Fund asset recorded in 2021 as a result of the Wildfire Fund receivable accrued in relation to the 2021 Dixie fire, with no material amounts recorded in 2022.

See Notes 3 and 15 of the Notes to the Consolidated Financial Statements in Item 8.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses increased by $453 million, or 13%, in 2022 compared to 2021, primarily due to an increase in net capital additions and an increase in decommissioning expense beginning in January 2022 primarily as a result of the final 2018 NDCTP decision.

Interest Income

The Utility’s interest income that impacted earnings increased by $140 million, or 636%, in 2022 compared to 2021, primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

Interest expense that impacted earnings increased by $285 million, or 21%, in 2022 compared to 2021, primarily due to the issuance of additional long-term debt and an increase in interest rates on variable-rate debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact the equity component of AFUDC, and gains and losses on equity securities held by the customer credit trust.

Income Tax Provision (Benefit)

Income tax benefit increased by $2.1 billion in 2022 compared to 2021, primarily due to a write-off of a DTA associated with the grantor trust election for the Fire Victim Trust in the year ended December 31, 2021 and a benefit recognized related to the sale of shares in the Fire Victim Trust in the year ended December 31, 2022.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(26.9)%	24.1%
Effect of regulatory treatment of fixed asset differences (2)	(49.2)%	(51.6)%
Tax credits	(1.3)%	(1.2)%
Fire Victim Trust (3)	(64.0)%	91.9%
Other, net	2.2%	2.6%
Effective tax rate	(118.2)%	86.8%

(1) Includes the effect of state flow-through ratemaking treatment and the effect of the grantor trust election.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and record offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. The amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act.
(3) Includes the tax benefit of the sale of shares by the Fire Victim Trust in 2022 and the tax effect of the grantor trust election for the Fire Victim Trust in 2021. See “Tax Matters” above and Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

Utility Revenues and Costs that did not Impact Earnings

Fluctuations in revenues that did not impact earnings are primarily driven by procurement costs. See below for more information.

Cost of Electricity

The Utility’s cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. Cost of electricity also includes net sales (Utility owned generation and third parties) in the CAISO electricity markets. See Note 11 of the Notes to the Consolidated Financial Statements in Item 8. The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost-effectiveness of each source of electricity. The cost of electricity decreased in 2022 as compared to 2021. This was primarily due to decreased customer demand and higher energy sales to the CAISO, partially offset by higher fuel prices.

(in millions)	2022	2021
Cost of purchased power, net	$2,283	$2,883
Fuel used in own generation facilities	473	349
Total cost of electricity	$2,756	$3,232

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 11 of the Notes to the Consolidated Financial Statements in Item 8. The cost of natural gas increased in 2022 as compared to 2021 due to increased customer demand and higher market prices. This was driven primarily by below-normal winter temperatures and prolonged drought conditions, resulting in lower California and Pacific Northwest hydro-electric generation output and higher demand from natural-gas fired generation. Lower natural gas storage levels and regional pipeline constraints also contributed to higher natural gas prices.

(in millions)	2022	2021
Cost of natural gas sold	$1,957	$1,010
Transportation cost of natural gas sold	143	139
Total cost of natural gas	$2,100	$1,149

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

Apart from cost-of-service ratemaking and beginning on September 2, 2022, the Utility is entitled to receive a monthly performance-based disbursement. For more information, see “Extension of Diablo Canyon Operations” below.

The Utility manages its scheduled refueling outages with the objective of minimizing their duration and maintaining high nuclear generating capacity factors, resulting in a stable generation base for the Utility’s wholesale and retail power marketing activities. During scheduled refueling outages, the Utility performs maintenance and equipment upgrades to minimize the occurrence of unplanned outages and to maintain safe, reliable operations. For the years ended December 31, 2022 and 2021, Diablo Canyon achieved an average capacity factor of 90% and 84%, respectively. As previously disclosed, Diablo Canyon Unit 2 experienced five outages between July 2020 and April 2021, each due or related to excessive vibrations within the main generator.

In addition to the maintenance and equipment upgrades performed by the Utility during scheduled refueling outages, the Utility has extensive operating and security procedures in place to assure the safe operation of Diablo Canyon. The Utility also has extensive safety systems in place designed to protect the plant, personnel, and surrounding area in the unlikely event of an accident or other incident.

LIQUIDITY AND FINANCIAL RESOURCES

Overview

PG&E Corporation and the Utility expect to have sufficient liquidity to fund their present and future commitments.

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

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Arrearages Related to the COVID-19 Pandemic

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic, the emergence of variant strains of the virus (including Delta and Omicron), and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have impacted and will continue to impact the Utility for an indeterminate period of time. In particular, the Utility continues to experience increased arrearages. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, an annual cap set by the CPUC on the number of service disconnections for residential customers, and the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections.” The Utility resumed non-residential and residential service disconnections as of October 13, 2022. The Utility’s accounts receivable balances over 30 days outstanding as of December 31, 2022, were approximately $1.1 billion, or $890 million higher as compared to the balance as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic.

As of December 31, 2022, PG&E Corporation and the Utility had access to approximately $2.9 billion of total liquidity comprised of approximately $609 million of Utility cash, $125 million of PG&E Corporation cash and $2.2 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities. The 2022 cost of capital application was filed off-cycle based on the extraordinary event of the COVID-19 pandemic and related government response. See “Cost of Capital Proceedings” below for more information.

The Utility established the CPPMA for tracking costs related to the CPUC’s emergency authorization and order for the period the CPPMA was in effect. As of December 31, 2022, the CPPMA totaled $26 million and is reflected in Long-term regulatory assets on the Consolidated Balance Sheets. In addition to the $26 million recorded to the CPPMA, the Utility recorded approximately $126 million of under-collections from residential customers from March 4, 2020 to December 31, 2022 to the RUBA, which has been approved by the CPUC and is reflected in Regulatory balancing accounts receivable on the Consolidated Balance Sheets.

On June 30, 2022, the Governor of California signed AB 205, which included authorization for additional incremental CAPP funding of $958 million for California IOUs. The Utility received approximately $200 million in November 2022 to reduce the amounts owed by customer accounts in arrears. The amount of funding was determined by the California Department of Community Services and Development, which is the agency responsible for administering the CAPP.

Because electric rates have been set using a sales forecast that has been adjusted for impacts of the COVID-19 pandemic, PG&E Corporation and the Utility do not expect significant variances between the forecast of electric usage and actual electric usage due to COVID-19 in 2023. Consequently, PG&E Corporation and the Utility do not expect the COVID-19 pandemic to result in undercollections.

The COVID-19 pandemic may continue to impact PG&E Corporation and the Utility financially, and PG&E Corporation and the Utility will continue to monitor the overall impact of the COVID-19 pandemic.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to cash and cash equivalents, the Utility holds restricted cash that primarily consists of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds.

Financial Resources

Equity Financings

On April 30, 2021, PG&E Corporation entered into an Equity Distribution Agreement with the Agents, the Forward Sellers and the Forward Purchasers (each as defined in “At the Market Equity Distribution Program” in Note 7 of the Notes to the Consolidated Financial Statements in Item 8), establishing an at the market equity distribution program, pursuant to which PG&E Corporation, through the Agents, may offer and sell from time to time shares of PG&E Corporation’s common stock having an aggregate gross sales price of up to $400 million. The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of common stock by PG&E Corporation to or through the Agents, PG&E Corporation may enter into Forward Sale Agreements (as defined in “At the Market Equity Distribution Program” in Note 7 of the Notes to the Consolidated Financial Statements in Item 8) with the Forward Purchasers. On October 31, 2022, PG&E Corporation suspended the At the Market Equity Distribution Program until further notice. As of the suspension date for this program, PG&E Corporation had not sold any shares pursuant to the Equity Distribution Agreement.

PG&E Corporation and the Utility plan to meet their capital requirements for 2023 through internally generated funds and the issuance of long-term debt, short-term debt, and the potential sale of a minority interest in Pacific Generation. (See “Application with Pacific Generation LLC for Approval to Transfer Non-Nuclear Generation Assets” below.) PG&E Corporation does not plan to issue any equity securities in 2023 or 2024. Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, the timing and outcome of ratemaking proceedings, and the timing and terms of other financings, including the potential sale of a minority interest in Pacific Generation.

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

On January 6, 2023, the Utility completed the sale of (i) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2033 and (ii) $750 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of a portion of the loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

SB 901 Securitization

On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). The Series 2022-A Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Final Maturity Date
A-1	$540,000,000	3.594%	June 1, 2032
A-2	$540,000,000	4.263%	June 1, 2038
A-3	$360,000,000	4.377%	June 3, 2041
A-4	$1,260,000,000	4.451%	December 1, 2049
A-5	$900,000,000	4.674%	December 1, 2053

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

On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). The Series 2022-B Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Final Maturity Date
B-1	$613,080,000	4.022%	June 1, 2033
B-2	$600,000,000	4.722%	June 1, 2039
B-3	$500,040,000	5.081%	June 3, 2043
B-4	$1,149,960,000	5.212%	December 1, 2049
B-5	$1,036,920,000	5.099%	June 1, 2054

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

AB 1054 Securitization

On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million of Series 2022-A Senior Secured Recovery Bonds. The senior secured recovery bonds were issued in three tranches: (1) approximately $215 million with an interest rate of 5.045% due July 15, 2034, (2) approximately $200 million with an interest rate of 5.256% due January 15, 2040, and (3) approximately $568 million with an interest rate of 5.536% due July 15, 2049. The net proceeds were used by the Utility to fund fire risk mitigation capital expenditures that were incurred by the Utility from the period beginning October 2021 through October 2022.

For more information, see “AB 1054” in Note 5 of the Notes to the Consolidated Financial Statements in Item 8.

Credit Facilities

As of December 31, 2022, PG&E Corporation and the Utility had $500 million and $1.5 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.0 billion and $1.5 billion depending on the periods set forth in the amendment. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program from time to time.

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

On April 20, 2022, the Utility entered into a term loan credit agreement (the “2022B Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $125 million (the “364-Day 2022B Tranche Loans”) and two-year tranche loans in the aggregate principal amount of $400 million (the “2-Year 2022B Tranche Loans”). The 364-Day 2022B Tranche Loans have a maturity date of April 19, 2023 and the 2-Year 2022B Tranche Loans have a maturity date of April 19, 2024. The 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans bear interest based on the Utility’s election of either (1) the Term Secured Overnight Financing Rate (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans on April 20, 2022.

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

On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, which was paid on May 13, 2022, to holders of record on April 29, 2022. In addition to the dividends paid in arrears, the Utility paid approximately $11 million of dividends on redeemable preferred stock during the year ended December 31, 2022. On December 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 15, 2023, to holders of record on January 31, 2023.

On June 15, 2022, the Board of Directors of the Utility also reinstated the dividend on the Utility’s common stock and declared a common stock dividend of $425 million that was paid to PG&E Corporation on June 17, 2022. On September 15, 2022, the Board of Directors of the Utility declared a common stock dividend of $425 million that was paid to PG&E Corporation on September 16, 2022. On December 15, 2022, the Board of Directors of the Utility declared a common stock dividend of $425 million that was paid to PG&E Corporation on December 20, 2022. No dividend is payable until declared by the Board of Directors of the Utility.

Subject to the dividend restrictions described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8, any decision to declare and pay dividends on PG&E Corporation’s common stock in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions of PG&E Corporation, and other factors that the Board of Directors of PG&E Corporation may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for 2022 and 2021.

See “Liquidity and Financial Resources” in Item 7 of the 2021 Form 10-K for discussion of the Utility’s cash flows for 2021 compared to 2020.

The Utility’s cash flows were as follows:

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$3,831	$2,448
Net cash used in investing activities	(10,069)	(7,050)
Net cash provided by financing activities	6,879	4,379
Net change in cash, cash equivalents, and restricted cash	$641	$(223)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash.  During 2022, net cash provided by operating activities increased by $1.4 billion compared to the same period in 2021.  This increase was partially due to an increase in base revenues authorized in the 2020 GRC and additional revenues as authorized through the FERC formula rate and a decrease in operating and maintenance expense as a result of operating cost efficiencies. In addition, during 2022, the Utility made a payment to the Fire Victim Trust of $592 million as compared to a payment of $758 million in the same period in 2021.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire and the timing and amount of any potential related insurance, Wildfire Fund, and regulatory recoveries;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Wildfire-Related Securities Class Action” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 and “Regulatory Matters” below for more information);

•the severity, extent and duration of the global COVID-19 pandemic and its impact on the Utility’s service area, the ability of the Utility to collect on its customer receivables, the ability of the Utility’s customers to pay their utility bills in full and in a timely manner, the ability of the Utility to offset these effects, including with spending reductions, and the ability of the Utility to recover through rates any losses incurred in connection with the COVID-19 pandemic, as well as the impact of the COVID-19 pandemic on the availability or cost of financing;

•the timing and amounts of available funds to pay eligible claims for liabilities arising from future wildfires;

•the timing and amount of substantially increasing costs in connection with the 2020-2022 WMP and the costs previously incurred in connection with the 2019 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

•the timing and amounts of available funds collected for self-insurance (see “2023 General Rate Case” in the Regulatory Matters section of Item 7. Management’s Discussion and Analysis for more information);

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

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed under “Purchase Commitments” in Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Investing Activities

Net cash used in investing activities increased by $3.0 billion during 2022 as compared to the same period in 2021. This increase was primarily driven by a $1.9 billion increase in capital expenditures, including additional system hardening and emergency response work performed in 2022. Additionally, the Utility purchased $1.0 billion of investments as part of the creation of the customer credit trust, with no similar purchases in 2021.

The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers. Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust and customer credit trust investments which are partially offset by the amount of cash used to purchase new nuclear decommissioning trust and customer credit trust investments. The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities. Pursuant to SB 901, the funds in the customer credit trust, along with accumulated earnings, are used exclusively to fund a monthly credit to customers that is anticipated to equal the fixed recovery charges such that the SB 901 securitization is designed to be rate neutral to customers.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.9 billion and $11.2 billion in 2023. Additionally, future cash flows used in investing activities will be impacted by the timing and amount related to the intended purchase of the Lakeside Building, and the timing and amount of contributions to the customer credit trust, including shareholder tax benefits, and $1.0 billion of cash to be contributed in 2024.

Financing Activities

Net cash provided by financing activities increased by $2.5 billion during 2022 as compared to the same period in 2021. The increase was primarily due to the issuance of $7.5 billion of SB 901 recovery bonds and a decrease of $850 million in net repayments of short-term debt. These increases were partially offset by a $5.9 billion increase in amounts paid to satisfy long-term debt outstanding in 2022 compared to the same period in 2021.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments.  Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of future AB 1054 securitization transactions, the timing and outcome of the potential sale of a minority interest in Pacific Generation to one or more investors to be identified, dividend payments, and equity contributions from PG&E Corporation.

LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Note 2, Note 15, and 16 of the Notes to the Consolidated Financial Statements in Item 8 that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC, and other federal and state regulatory agencies. The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

During the year ended December 31, 2022 and through the date of this filing, the Utility has continued to make progress on regulatory and legislative matters.

•In February 2023, the CPUC approved a final decision, adopting without modification the Utility’s settlement agreement in its 2020 WMCE proceeding, pursuant to which the Utility will recover a revenue requirement of $1.04 billion. In January 2023, the Utility submitted a partial settlement regarding the 2021 WMCE application pursuant to which the Utility would receive a revenue requirement of $720.7 million. In December 2022, the Utility filed the 2022 WMCE application requesting cost recovery of approximately $1.36 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.29 billion.

•In December 2022, OEIS issued the Utility’s 2022 safety certification.

•In December 2022, the CPUC approved a resolution authorizing the Utility’s exit from the EOEP.

•In December 2022, the CPUC issued a final decision in the Utility’s 2023 cost of capital proceeding, which sets the Utility’s ROE for 2023 at 10%.

•In November 2022, OEIS issued its final decision approving the Utility’s 2022 WMP, which the CPUC ratified in December.

•In November 2022, the CPUC issued a final decision in the Utility’s 2022 cost of capital proceeding. The decision retains the Utility’s cost of capital previously authorized in the 2020 cost of capital proceeding.

•In September 2022, the Utility filed an application with the CPUC regarding the separation of its non-nuclear generation assets into a stand-alone Utility subsidiary and the potential sale of a minority interest in the newly-formed subsidiary to one or more investors to be identified.

•In September 2022, the Governor of California signed SB 884, which authorizes and expedites OEIS and CPUC review of a 10-year undergrounding plan.

•In September 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon until 2030. In October 2022, the Utility executed a loan agreement with the DWR for up to $1.4 billion. In November, the DOE conditionally selected the Utility to receive funding of up to $1.1 billion as part of the Civil Nuclear Credit Program.

•In August 2022, the CPUC issued a final decision approving the securitization of up to approximately $1.4 billion of fire risk mitigation capital expenditures, and in November 2022, PG&E Recovery Funding LLC issued approximately $983 million aggregate principal amount of Series 2022-A Senior Secured Recovery Bonds. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8.

•In March 2022, the CPUC approved a settlement agreement for the Utility’s 2018 CEMA application approving a total revenue requirement of $683 million plus interest for its expenses and capital costs, which is approximately 90% of the Utility’s total cost recovery request.

•In February 2022, a CPUC decision finding $7.5 billion of stress test costs eligible for securitization pursuant to SB 901 and a financing order authorizing the issuance of up to $7.5 billion of recovery bonds became final and non-appealable. PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of Series 2022-A Recovery Bonds in May and $3.9 billion aggregate principal amount of Series 2022-B Recovery Bonds in July. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8.

•In February 2022, the Utility served supplemental testimony for its 2023 GRC to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines. In September 2022, the Utility submitted testimony updating the revenue requirement to reflect updates for escalation rates and federal tax law and guidance. As amended and updated, the Utility’s application requests revenue requirements of $15.82 billion and a weighted-average GRC rate base of $50.41 billion for its 2023 test year. In January 2023, the Utility filed a motion for approval of a settlement agreement for all amounts at issue in the second track of the proceeding, for $183 million in expense and $127 million of capital expenditures. Also in January 2023, the CPUC approved a settlement pursuant to which the Utility’s wildfire liability insurance will be entirely based on self-insurance beginning in 2023.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such requests. These costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps to cost recovery. These accounts, which include the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and RTBA among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, certain third-party wildfire claims, and insurance costs. While the Utility generally expects such costs to be recoverable, there can be no assurance that the CPUC will authorize the Utility to recover the full amount of its costs.

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization for these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of December 31, 2022, the Utility had recorded an aggregate amount of approximately $6.2 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, MGMA, and RTBA. Of these costs, approximately $856 million was authorized for recovery and accounted for as current, and $5.3 billion was accounted for as long term as of December 31, 2022. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8.

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

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8, “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications,” and “Catastrophic Event Memorandum Account Application” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the year ended December 31, 2022 are summarized in the following table:

Proceeding	Request	Status
2020 WMCE	Revenue requirement of approximately $1.28 billion	Settlement agreement to recover $1.04 billion of revenue requirement approved February 2023.
2021 WMCE	Revenue requirement of approximately $1.47 billion	Partial settlement agreement to recover $721 million of revenue requirement filed January 2022. Settlement excludes VMBA’s $591 million revenue requirement.
2022 WMCE	Revenue requirement of approximately $1.36 billion	Filed December 15, 2022.
2018 CEMA	Revenue requirement of $763 million	Settlement agreement to recover $683 million plus interest approved March 2022.

Wildfire Mitigation and Catastrophic Events Cost Recovery Applications

2020 WMCE Application

On September 30, 2020, the Utility filed an application with the CPUC requesting cost recovery of recorded expenditures related to wildfire mitigation and certain catastrophic events (the “2020 WMCE application”). The recorded expenditures, which excluded amounts disallowed as a result of the CPUC’s decision in the OII into the multiple wildfires that began on October 8, 2017 and spread through Northern California, including Napa, Sonoma, Butte, Humboldt, Mendocino, Lake, Nevada and Yuba Counties, as well as in the area surrounding Yuba City (the “2017 Northern California wildfires”), and the 2018 Camp fire, consisted of $1.18 billion in expense and $801 million in capital expenditures, resulting in a proposed revenue requirement of approximately $1.28 billion.

The costs addressed in the 2020 WMCE application cover activities mainly during the years 2017 to 2019 and were incremental to those previously authorized in the Utility’s 2017 GRC and other proceedings. The majority of costs addressed in this application reflected work necessary to mitigate wildfire risk and to respond to catastrophic events occurring during the years 2017 to 2019. The Utility’s requested revenue included amounts for the FHPMA of $293 million, the FRMMA and the WMPMA of $740 million, and the CEMA of $251 million.

On September 21, 2021, the Utility and certain parties filed a motion with the CPUC seeking approval of a settlement agreement that would resolve all of the issues raised by the settling parties in the 2020 WMCE application. The settlement agreement proposes that the Utility recover a revenue requirement of $1.04 billion. The settlement agreement authorizes the Utility to recover a revenue requirement of $591 million over a 24-month amortization period beginning March 2023, which is in addition to the interim rate relief of $447 million that was approved by an earlier CPUC decision. On February 2, 2023, the CPUC approved a final decision adopting the settlement agreement without modifications.

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

On January 18, 2023, the Utility, TURN, and Cal Advocates filed a joint motion for approval of a settlement agreement, pursuant to which the Utility would receive a revenue requirement of $720.7 million. The settlement agreement does not address $591.9 million recorded to the VMBA, for which cost recovery will be determined separately by the CPUC.

2022 WMCE Application

On December 15, 2022, the Utility filed an application with the CPUC requesting cost recovery of approximately $1.36 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.29 billion (the “2022 WMCE application”). The costs addressed in this application reflect costs related to wildfire mitigation and certain catastrophic events, as well as implementation of various customer-focused initiatives. These costs were incurred primarily in 2021.

The recorded expenditures consist of $1.2 billion in expenses and $136 million in capital expenditures. The costs addressed in the 2022 WMCE application are incremental to those previously authorized in the Utility’s 2020 GRC and other proceedings. In connection with the 2022 WMCE application, the Utility also requested interim rate relief of $1.1 billion to be recovered over 12 months beginning June 1, 2023. The remaining $224 million would be recovered after the CPUC issues a final decision.

The Utility has proposed a schedule that would call for a final decision by the CPUC in December 2023.

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

Forward-Looking Rate Cases

The Utility routinely participates in forward-looking rate case applications before the CPUC and the FERC. Those applications include GRCs, where the revenue required for general operations (“base revenue”) of the Utility is assessed and reset. In addition, the Utility is periodically involved in “cost of capital” proceedings to adjust its regulated return on rate base. The Utility’s future earnings will depend on the revenue requirements authorized in such rate cases.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the year ended December 31, 2022 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $15.82 billion for 2023	A decision is scheduled for the third quarter of 2023.
2022 Cost of Capital	Leave cost of capital components at pre-2022 levels for 2022	Final decision issued November 2022, leaving the cost of capital components at pre-2022 levels for 2022. Intervenors filed application for rehearing in December 2022.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Final decision issued December 2022, adopting a 10% ROE. Intervenor filed application for rehearing in January 2023.
2015 GT&S	Revenue requirement of $416 million related to 2011-2014 capital expenditures subject to audit	Final decision issued July 2022 approving settlement to recover $356 million of revenue requirements.

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

Between August 2021 and January 2022, the Utility served various updates to its 2023 GRC testimony. On February 25, 2022 and February 28, 2022, the Utility served supplemental testimony for its 2023 GRC to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines in high fire risk areas throughout the Utility’s service area, the EPSS program, and its EVM program. On March 10, 2022, the Utility filed an amended application that revised and superseded the revenue requirement request in the Original Application. On September 6, 2022, the Utility submitted testimony updating the revenue requirement request in its 2023 GRC proceeding. The testimony reflected updates for escalation rates and federal tax law and guidance since the filing of the Original Application. On December 9, 2022, the Utility submitted a post-hearing reply brief. In the reply brief, the Utility updated the revenue requirement request due to the wildfire insurance settlement dated October 7, 2022 discussed below, stipulations with the parties regarding several disputed issues, and a reduction to the Utility’s forecast for wildfire system hardening mileage targets over the 2023 to 2026 rate case period.

As amended and updated, the Utility’s application requests revenue requirements of $15.82 billion and a weighted-average GRC rate base of $50.41 billion for its 2023 test year. The tables below compare the requested revenue requirements and rate base for the GRC period from 2023 through 2026 to those adopted for 2022 in the 2020 GRC and 2019 GT&S proceedings:

(in billions)	2022 (as adopted)	2023	2024	2025	2026
Requested revenue requirement	$12.21	$15.82	$16.74	$17.18	$17.43
Requested weighted-average GRC rate base	39.21	50.41	55.39	59.56	63.68

Over the GRC period of 2023 through 2026, the Utility plans to make average annual capital investments of approximately $9.69 billion in gas distribution, transmission and storage, electric distribution, and electric generation infrastructure, and to improve safety, reliability, and customer service.

On July 22, 2022, the Utility submitted a request for the second track of this proceeding, requesting cost recovery of recorded expenditures related primarily to the safety and reliability of the Utility’s gas transmission and storage system incurred from January 2015 to December 2021. The recorded expenditures consist of $206 million in expenses and $129 million in capital expenditures, resulting in a proposed revenue requirement of approximately $241 million, most of which is proposed to be collected over a two-year period beginning August 1, 2023. On January 6, 2023, the Utility and the Public Advocates Office of the CPUC filed a motion for approval of a settlement agreement for all amounts at issue in the second track of the proceeding. In the motion, the parties requested that the CPUC approve $183 million in expense and $127 million of capital expenditures for recovery through rates.

On January 12, 2023, the CPUC approved a settlement agreement among the Utility and two parties to the proceeding pursuant to which the Utility’s wildfire liability insurance will be entirely based on self-insurance beginning in 2023. The self-insurance will be funded through CPUC-jurisdictional rates at $400 million for test year 2023 and subsequent years until $1.0 billion of unimpaired self-insurance is reached. If losses are incurred, the settlement agreement contains an adjustment mechanism designed to adjust customer funded self-insurance based on the amount of wildfire related liabilities incurred in the previous year. For 2024, 2025, and 2026, if the estimated claims for wildfire events from the immediately preceding year exceed the amount collected for self-insurance in that same year, the self-insurance amount to be collected in rates during the following year would increase by 50% of the difference between the self-insurance amount collected and estimated claims for events in the immediately preceding year. As a result, the Utility could collect the self-insurance amounts over a longer period than it makes wildfire-related payments. The settlement agreement includes a five percent deductible, capped at a maximum of $50 million, on claims that are incurred each year. The settlement agreement prohibits the Utility from purchasing additional wildfire liability insurance from the commercial insurance market.

The Utility does not seek recovery of compensation of PG&E Corporation’s and the Utility’s officers within the scope of 17 Code of Federal Regulations 240.3b-7.

The CPUC’s schedule indicated a final decision on the first two tracks of this proceeding would be issued in the third quarter of 2023.

Cost of Capital Proceedings

2020 and 2022 Cost of Capital Applications

On December 19, 2019, the CPUC approved a final decision in the 2020 cost of capital application (the “2020 cost of capital application”), maintaining the Utility’s ROE at the 2019 level of 10.25% for the three-year period beginning January 1, 2020. The decision maintained the common equity component of the Utility’s capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking) at 52% and reduced its preferred stock component from 1% to 0.5%. The decision also approved the cost of debt requested by the Utility.

On August 23, 2021, the Utility filed an off-cycle 2022 cost of capital application with the CPUC. The Utility also concurrently filed a motion requesting that the revenue requirement for the 2022 cost of capital be recorded in memorandum accounts to be trued-up following a final decision in this proceeding. On October 28, 2021, the CPUC ruled that the Utility was required to comply with the cost of capital mechanism for 2022.

On November 3, 2022, the CPUC issued a final decision, finding that an extraordinary event occurred, and that the cost of capital adjustment mechanism should not be implemented for 2022. The final decision retains the cost of capital for 2022 previously authorized in the 2020 cost of capital proceeding, as adjusted, and closes this proceeding. On December 5, 2022, intervenors filed an application for rehearing. On December 20, 2022, the Utility filed a response to the application for rehearing.

For more information regarding this proceeding, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

2023 Cost of Capital Application

On April 20, 2022, the Utility filed an application with the CPUC requesting that the CPUC authorize the Utility’s cost of capital for its electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023 (the “2023 cost of capital application”).

In its 2023 cost of capital application, the Utility requested that the CPUC approve the Utility’s proposed ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt.

On December 19, 2022, the CPUC issued a final decision adopting a new cost of capital. On January 10, 2023, the CPUC issued a decision correcting certain typographical errors in the final decision.

The following table compares the currently authorized capital structure and rates of return with those adopted in the final decision for 2023, as corrected.

	2022 authorized by the 2022 Cost of Capital Application			2023 Cost of Capital decision
	Cost	Capital structure	Weighted cost	Cost	Capital structure	Weighted cost
Common equity	10.25%	52.00%	5.33%	10.00%	52.00%	5.20%
Preferred stock	5.52%	0.50%	0.03%	5.52%	0.50%	0.03%
Long-term debt	4.17%	47.50%	1.98%	4.31%	47.50%	2.05%
Weighted average cost of capital		100.00%	7.34%		100.00%	7.28%

For 2023, the Utility expects that the newly-adopted cost of capital will result in revenue requirement decreases of approximately $23 million for electric generation and distribution and $10 million for gas distribution operations, assuming 2022 authorized rate base amounts from the 2020 GRC decision. The revenues for the gas transmission and storage operations will decrease by approximately $7 million, assuming 2022 authorized rate base amounts from the 2019 GT&S decision. Actual revenue requirement changes resulting from the Utility’s requested ROE for the period beyond 2022 may differ from the amounts reflected above, pending the outcome of the 2023 GRC.

The 2023 cost of capital application also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The Utility included an illustrative calculation using the period March 2021 to February 2022 with an adjustment to increase the rate by 153 basis points, which would result in an estimated $69 million increase in recovery of short-term financing costs associated with its recent balancing and memorandum account balances. The actual revenue requirement impact of the short-term debt proposal would differ depending on the final adjustment set each year and the recorded balances in the balancing and memorandum accounts. The decision deferred consideration of the proposal to a second phase of the proceeding.

The cost of capital that is approved in this proceeding is expected to be effective until December 31, 2025, unless the cost of capital adjustment mechanism is triggered. (For more information on the cost of capital adjustment mechanism, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8.)

On January 18, 2023, an intervenor filed an application for rehearing of the final decision. On February 2, 2023, the Utility filed a response to the application for rehearing.

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

On July 31, 2020, the Utility filed an application seeking recovery of $416 million in 2015 to 2022 revenue associated with $512 million of recorded capital expenditures. On July 7, 2021, the Utility filed a joint motion to adopt a settlement agreement reached with the active parties in the proceeding. On July 14, 2022, the CPUC approved a final decision approving the settlement agreement, which resolved all issues in this proceeding and authorized a $356 million revenue requirement for the period of 2015 through 2022. Of this amount, $313 million of revenues for the period 2015 through 2021 will be amortized in rates over 60 months and $43 million associated with 2022 will be amortized in rates over 12 months beginning August 1, 2022. Going forward, the as-yet undepreciated capital plant associated with this application was included in test year 2023 rate base in the Utility’s consolidated 2023 GRC.

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

On December 17, 2020 and June 17, 2021, the FERC issued orders denying requests for rehearing submitted by the Utility and intervenors. In 2021, the Utility filed four appeals. The appeals related to two issues: (1) impact of the Tax Act on TO18 rates in January and February 2018 and (2) aspects of the rehearing order other than the Tax Act. The appeals have been consolidated and are being held in abeyance until the FERC addresses the ROE issue on rehearing.

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through 2022 by approximately $416 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of December 31, 2022, the Utility had recorded approximately $258 million to Regulatory assets.

On March 17, 2022, the FERC issued a further order in the TO18 rate case proceeding finding that 9.26% is the just and reasonable base ROE for the Utility. With the incentive component of 50-basis points for the Utility’s continuing participation in the CAISO, the resulting ROE would be 9.76%. As a result, the Utility increased its regulatory liability for the potential refund for TO18 by $30 million in 2022. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding. On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds. On May 19, 2022, the FERC denied all parties’ rehearing requests. The Utility has filed an appeal in the D.C. Circuit Court of Appeals, as have the other parties that sought rehearing. The appeal is being held in abeyance until the FERC issues a substantive order on rehearing on the ROE issue.

Aside from the ultimate outcome of the ROE rehearing request and the common plant allocation, the FERC’s orders in the TO18 proceeding are not expected to result in a material impact on the Utility’s financial condition, results of operations, liquidity, and cash flows. Some of the issues that will be decided in a final and unappealable TO18 decision, including the common plant allocation, will also be incorporated into the Utility’s TO19 and TO20 rate cases. The ROE rehearing request will not impact the TO20 rate case. See “Transmission Owner Rate Case Revenue Subject to Refund” in Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

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

On March 31, 2020, the Utility filed a partial settlement with the FERC, which the FERC approved on August 17, 2020. On October 15, 2020, the Utility filed a settlement with the FERC resolving all of the remaining issues in the formula rate proceedings, including the Utility’s ROE, capital structure, depreciation rates, as well as certain other aspects of the Utility’s formula rate. Specifically, the settlement established an all-in ROE of 10.45%; a fixed capital structure of 49.75% common stock, 49.75% debt, and 0.5% preferred stock; and fixed depreciation rates for various categories of transmission facilities (represented by individual FERC accounts). The term of the settlement continues until December 31, 2023 and the Utility will be required to file a replacement rate filing by October 18, 2023 to be effective on January 1, 2024.

On December 30, 2020, the FERC approved the settlement without modification.

Some of the issues that will be decided in a final and unappealable TO18 decision, including the common plant allocation, will also be incorporated into the Utility’s TO20 rate case.

Under its formula rate, the Utility submits an annual update to the FERC each December for rates to go into effect on January 1 of the following year. Parties have protested the Utility’s annual updates, and these protests are pending before the FERC.

Other Regulatory Proceedings

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

The Utility is unable to predict whether fines or penalties may be imposed, or other regulatory actions may be taken.

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

As required by the CPUC’s resolution, the Utility submitted a corrective action plan to the CPUC’s Executive Director on May 6, 2021, which was designed to correct or prevent recurrence of the step 1 triggering event, or otherwise mitigate any ongoing safety risk or impact, as soon as practicable, among other things. The corrective action plan addressed the EVM situation that occurred in 2020 and provided a risk-informed EVM work plan for 2021. The Utility was required to update the information contained in the corrective action plan every 90 days, which it did.

On December 1, 2022, the CPUC issued a resolution authorizing the Utility’s exit from the EOEP.

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

Pursuant to SB 901 and the CPUC’s methodology adopted in the CHT OIR, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to recover $7.5 billion of 2017 wildfire claims costs through securitization that is designed to be rate neutral to customers through the creation of a corresponding customer credit trust, with the proceeds used to pay or reimburse the Utility for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. Among other uses, as a result of the proposed transaction, the Utility would retire $6.0 billion of Utility debt. Specifically, the application requested administration of the stress test methodology approved in the CHT OIR and a determination that $7.5 billion in 2017 catastrophic wildfire costs and expenses are stress test costs and eligible for securitization. In this context, a “securitization” refers to a financing transaction where a special purpose financing vehicle issues new debt that is secured by the proceeds of a new recovery charge to Utility customers. The application also proposed a customer credit designed to equal the bond charges over the life of the bonds, which would insulate customers from the charge on customer bills associated with the bonds.

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

On March 11, 2022, the Utility filed an application with the CPUC seeking authorization for a second transaction to securitize up to $1.7 billion of fire risk mitigation capital expenditure amounts that have been or would be incurred by the Utility from 2019 through 2022. The $1.7 billion reflected $212 million recorded and $1.16 billion forecasted capital expenditure amounts that were approved by the CPUC in the 2020 GRC and up to $350 million capital expenditure amounts pending in the 2020 WMCE proceeding. On May 4, 2022, the $350 million of capital expenditure amounts were removed because the CPUC extended the schedule in the 2020 WMCE proceeding such that a final decision approving such capital expenditure amounts in that proceeding was no longer expected prior to the issuance of a financing order authorizing the second AB 1054 securitization transaction.  The final amount to be securitized would be based on actual recorded capital expenditures incurred by the Utility prior to the securitization transaction.

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

On August 5, 2022, the CPUC issued a final decision approving the securitization of up to approximately $1.4 billion of fire risk mitigation capital expenditures, which was the amount requested in the application less the $350 million then pending in the 2020 WMCE proceeding.

On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million aggregate principal amount of Series 2022-A Senior Secured Recovery Bonds.

2020-2022 Wildfire Mitigation Plan

The Utility’s 2022 WMP was submitted on February 25, 2022. The 2022 WMP addressed the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread, and reducing the impact of PSPS events. On November 10, 2022, OEIS approved the Utility’s 2022 WMP. On December 15, 2022, the CPUC ratified OEIS’s approval.

On December 5, 2022, OEIS issued its draft Annual Report on Compliance (“ARC”) for the Utility’s 2020 WMP. In the draft ARC, OEIS found that the Utility undertook significant efforts to reduce its wildfire risk and, in many instances, achieved its stated objectives and targets but found that the Utility failed to meet targets highly correlated with risk, failed to achieve critical stated objectives, and failed to sufficiently address risk on its system. Consequently, OEIS found the Utility did not substantially comply with the WMP during the 2020 compliance period. The Utility submitted comments on the draft ARC in December 2022. If the OEIS final ARC report maintains the finding that the Utility failed to substantially comply with its 2020 WMP, the Utility may seek judicial review. If the ARC finds that the Utility did not substantially comply with the WMP during the 2020 compliance period, the CPUC is required to issue penalties for the finding of noncompliance. PG&E Corporation and the Utility cannot reasonably estimate at this time whether they will incur a loss in connection with the ARC or the amount of any such loss, as OEIS has not issued the final ARC and because any penalty issued by CPUC depends upon a number of factors.

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

On June 30, 2021, the CPUC issued a mid-term reliability decision to address incremental electric system reliability needs between 2024 and 2026 due to, in part, the pending retirement of once-through-cooling natural gas plants in Southern California and the possible retirement of Diablo Canyon by requiring at least 11,500 MW of additional net qualifying capacity to be procured by LSEs. See “Extension of Diablo Canyon Operations” below. The decision set procurement requirements of 2,000 MW by 2023, an additional 6,000 MW by 2024, an additional 1,500 MW by 2025, and an additional 2,000 MW by 2026. The decision set the Utility’s share of the procurement at 2,302 MW of incremental net qualifying capacity.

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

On November 10, 2022, the CPUC withdrew a previously-issued PD and issued a new PD. On December 19, 2022, the CPUC issued a final decision. The final decision will reduce the NEM subsidy by, in large part, reducing the bill credits for exported energy to avoided cost levels for new customers interconnecting under the successor tariff established by the final decision. For new non-CARE customers interconnecting under the successor tariff, the subsidy is reduced by about 60% for standalone solar and about 45% for solar-paired storage. The decision will also reduce the subsidy for new commercial customers interconnecting under the successor tariff by about 35%. The decision declined to adopt a charge to recover grid and infrastructure costs for new or existing customers and, instead, defers to the ongoing Demand Flexibility OIR, which is considering income-based fixed charges for all customers. The decision does, however, clarify that charges adopted in the Demand Flexibility OIR will apply to NEM and successor tariff customers. The final decision does not reform the legacy period for existing NEM customers.

On January 18, 2023, intervenors filed an application for rehearing. On February 2, 2023, the Utility filed a response to the application for rehearing.

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

On December 13, 2022, the Utility filed applications with a similar request with the FERC and also filed a related application with the FERC requesting the transfer of certain hydro licenses to Pacific Generation.

On January 20, 2023, the CPUC issued a scoping memo pursuant to which a PD would be issued by November 2023.

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

Electric Asset Inspections

The Utility has notified the CPUC of various errors relating to inspections and maintenance of its electric assets or implementation of WMP initiatives. These notices include missed inspections or the inability to locate records evidencing performance of inspections required under CPUC GOs 95 and 165 and errors regarding reporting meeting targets set by the Utility’s 2020 WMP. In these notices, the Utility describes the failures and corrective actions the Utility is taking to remediate these issues and to prevent recurrence. Among other corrective measures, the Utility has developed short-term and longer-term systemic corrective actions to address these errors, including performing enhanced inspections for poles with outdated or incomplete GO 165 inspection records and strengthening the Utility’s asset registry, as well as corrective actions regarding reporting on the progress toward WMP targets.

On October 26, 2022, the Utility notified the CPUC that the Utility’s procedure for wood pole replacements did not comply with CPUC requirements for replacement of poles under certain conditions and, accordingly, in some instances, the Utility failed to replace wood poles with safety factors below the required minimum. Among other short- and longer-term corrective measures, the Utility is replacing identified poles on a risk prioritized basis and revising its wood pole replacement procedures in alignment with CPUC requirements. On December 22, 2022, the Utility submitted an update to the CPUC explaining the Utility had identified a population of wood poles that had not received intrusive inspections in accordance with GO 165’s deadlines due to legacy issues, which should no longer be an issue due to changes in Utility procedures. In addition to its plan to complete the intrusive tests by September 30, 2023, the Utility is performing an end-to-end assessment of the wood pole test and treat program to proactively identify and address potential issues.

The Utility continues to evaluate whether there are additional failures to comply with GO 95 and 165, beyond those identified in submitted self-reports. The Utility intends to update the CPUC upon completion of its reviews and to address any issues it identifies.

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

On September 4, 2020, the administrative law judge issued a ruling updating case status, which states that the proceeding will remain open as a vehicle to monitor the progress of the Utility in improving its safety culture and to address any relevant issues that arise, with the CPUC’s consultant continuing in a monitoring role. The ruling states that additional issues may be raised in the proceedings by parties or the CPUC.

Extension of Diablo Canyon Operations

On September 2, 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. Under the legislation, the Utility would continue to operate Diablo Canyon on behalf of all CPUC-jurisdictional LSEs, and all customers of those LSEs would be responsible for the cost of extended operations. Additionally, the State of California has authorized a loan of up to $1.4 billion pursuant to SB 846 to the Utility from the DWR to support the extension of plant operations, which is in addition to the amount discussed in “Assembly Bill 180”, below. SB 846 further directs the Utility to take steps to secure funds from the DOE’s Civil Nuclear Credit Program, and any other potentially available federal funding, to repay the loan. The loan may be forgiven under certain circumstances. On October 18, 2022, the Utility executed the loan agreement with the DWR.

On September 2, 2022, the Utility applied for federal funding through the DOE’s Civil Nuclear Credit Program. On November 17, 2022, the DOE conditionally selected the Utility to receive funding of up to $1.1 billion as part of the program. Final terms are subject to negotiation and finalization by the DOE. SB 846 provides that within 180 days of the filing of the DOE application, the CEC, in consultation with the CAISO and the CPUC, shall make a determination in a public process of whether the state’s electricity forecasts for the calendar years from 2024 through 2030 show potential for reliability deficiencies if Diablo Canyon operations are not extended beyond 2025 and whether extending operations of Diablo Canyon until 2030 is prudent to ensure reliability in light of any potential for supply deficiency. During the quarter ended December 31, 2022, the Utility adjusted the ARO to reflect extended operations of Diablo Canyon through 2030. However, the Utility’s ARO could be materially impacted if the Utility does not receive the required federal and state licenses, permits, and approvals.

During the period prior to extended operations, the bill authorizes a monthly performance-based disbursement equal to $7 for each MWh generated by Diablo Canyon. The performance-based disbursement will be paid from the loan proceeds authorized by SB 846 and is contingent upon the Utility’s ongoing pursuit of extension of the operating period and continued safe and reliable Diablo Canyon operations. The performance-based disbursement cannot be realized as shareholder profits or paid out as dividends.

During the period of extended operations and in lieu of the traditional rate-based return on investment, the bill provides for a fixed payment of $50 million, in 2022 dollars, for each of Diablo Canyon’s Unit 1 and Unit 2 for each year of extended operations to be recovered from customers of all CPUC-jurisdictional LSEs, which is potentially subject to adjustment downward in the event of extended unplanned outages. In addition, the bill authorizes a volumetric payment totaling $13, in 2022 dollars, for each MWh generated by Diablo Canyon during the period of extended operations, with the first half recovered from all CPUC-jurisdictional LSEs and the second half from customers in the Utility’s service area. The amount of the fixed and volumetric payments will be adjusted annually by the CPUC using CPUC-approved escalation methodologies and adjustment factors. The volumetric payment cannot be realized as shareholder profits or paid out as dividends, to the extent it is not needed for Diablo Canyon. The legislation includes language that limits use of the volumetric payment to investments in the system and for customers that address critical state priorities.

The CPUC has initiated a rulemaking proceeding in January 2023 to develop a new mechanism to recover costs from customers of all CPUC-jurisdictional LSEs for the continued operation of Diablo Canyon and to address other issues associated with continued operation, including cost responsibility if Diablo Canyon is unable to operate. The legislation also established a $300 million Liquidated Damages Balancing Account (“LDBA”) to be funded over time by all CPUC-jurisdictional customers. The LDBA provides a source for paying for replacement power costs, if incurred, due to unplanned outages at Diablo Canyon as a result of the Utility’s failure to meet the CPUC’s reasonable-manager standard.

The key remaining steps to continued operations include NRC license renewal and approval from California state agencies. If either is not received, the Utility would retire Unit 1 in 2024 and Unit 2 in 2025 as previously approved by the CPUC. On October 31, 2022, the Utility requested that the NRC resume its review of a license renewal application the Utility voluntarily withdrew and terminated in 2018 or else grant an exemption to permit operations to continue at Diablo Canyon after the expiration of each of its current operating licenses and until the NRC completes its review of the license renewal application. On January 24, 2023, the NRC staff declined to resume its review of the previously-withdrawn application and directed the Utility to submit a new application for license renewal, which the Utility expects to do by the end of 2023. The NRC staff has stated that it will provide a response to the Utility’s request for an exemption in March 2023. Consistent with SB 846, the CPUC, the CEC, California State Lands Commission, California Coastal Commission, and other state agencies will need to determine that extended operations represent an appropriate path to meet California’s reliability, affordability, and environmental goals.

LEGISLATIVE AND REGULATORY INITIATIVES

Assembly Bill 180

On June 30, 2022, the Governor of California signed AB 180, which authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation.

Assembly Bill 205

On June 30, 2022, the Governor of California signed AB 205, which included authorization for additional incremental CAPP funding of $958 million for California IOUs. The Utility received approximately $200 million in November 2022 to reduce the amounts owed by customer accounts in arrears. The amount of funding was determined by the California Department of Community Services and Development, which is the agency responsible for administering the CAPP.

Senate Bill 846

On September 2, 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. For more information, see “Extension of Diablo Canyon Operations” above.

Senate Bill 884

On September 30, 2022, the Governor of California signed SB 884, which authorizes and expedites OEIS and CPUC review of a 10-year undergrounding plan. Under SB 884, large electrical corporations may submit 10-year plans for undergrounding distribution infrastructure in Tier 2 or 3 HFTDs or rebuild areas to OEIS. The plan must include an evaluation of project costs, projected economic benefits over the life of the assets, and any cost-containment assumptions, including the economies of scale necessary to reduce wildfire risk and mitigation costs and establish a sustainable supply chain. OEIS will have up to nine months to review and approve or deny the plan, and then the CPUC will have up to nine months to review and approve or deny the plan, including its costs.

Inflation Reduction Act

On August 16, 2022, the President of the United States signed the Inflation Reduction Act. The Inflation Reduction Act includes a 15% corporate alternative minimum tax (“CAMT”) on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective January 1, 2023. The law also extends and modifies existing tax credits and creates new tax credits for renewable and clean energy sources. Many aspects of the Inflation Reduction Act, including the CAMT, remain uncertain and the U.S. Department of the Treasury and the Internal Revenue Service have been granted broad authority to enact regulations implementing its provisions. Depending on the guidance issued, PG&E Corporation and the Utility’s federal income tax liability could increase substantially. PG&E Corporation and the Utility continue to evaluate the impact of the law and its potential implications.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other GHG emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See Item 1A. Risk Factors, “Environmental Regulation” in Item 1. and “Environmental Remediation Contingencies” in Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

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

The Utility’s current authorized revenue requirement for natural gas transportation and storage service to non-core customers is not balancing account protected. The Utility recovers these costs in its GRC through fixed reservation charges and volumetric charges from long-term contracts, resulting in price and volumetric risk. The Utility uses value-at-risk to measure its shareholders’ exposure to these risks. The Utility’s value-at-risk was approximately $3 million and $5 million at December 31, 2022 and 2021, respectively. See Note 11 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of price risk management activities.

Interest Rate Risk

Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. At December 31, 2022 and 2021, if interest rates changed by one percent for all PG&E Corporation and Utility variable rate long-term debt, short-term debt, and cash investments, the pre-tax impact on net income over the next 12 months would be $54 million and $76 million, respectively, based on net variable rate debt and other interest rate-sensitive instruments outstanding. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of interest rates.

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

The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate. Credit limits and credit quality are monitored periodically. The Utility executes many energy contracts under master commodity enabling agreements that may require security. Security may be in the form of cash or letters of credit. The Utility may accept other forms of performance assurance in the form of corporate guarantees of acceptable credit quality or other eligible securities (as deemed appropriate by the Utility). Security or performance assurance may be required from the Utility or counterparties when current net receivables or payables and exposure exceed contractually specified limits.

The following table summarizes the Utility’s energy procurement credit risk exposure to its counterparties:

	Exposure (1) (in millions)	Number of Wholesale Customers or Counterparties >10%	Net Credit Exposure to Wholesale Customers or Counterparties >10% (in millions)
December 31, 2022	$814	1	$162
December 31, 2021	$570	1	$63

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

Contributions to the Wildfire Fund

The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the DWR charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs, and (iii) $300 million in annual contributions paid by California’s three large electric IOUs for a 10-year period. The contributions from the IOUs will be effectively borne by their respective shareholders, as they will not be permitted to recover these costs through rates. The costs of the initial and annual contributions are allocated among the IOUs pursuant to a “Wildfire Fund allocation metric” set forth in AB 1054 based on land area in the applicable IOU’s service area classified as HFTDs and adjusted to account for risk mitigation efforts. The Utility’s Wildfire Fund allocation metric is 64.2% (representing an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million).

On the Emergence Date, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. The other large electric IOUs made their initial contributions to the Wildfire Fund in September 2019. On December 30, 2021 and 2022, the Utility made its third and fourth annual contributions of $193 million each to the Wildfire Fund. As of December 31, 2022, PG&E Corporation and the Utility have six remaining annual contributions of $193 million (based on the current Wildfire Fund allocation metric). PG&E Corporation and the Utility account for contributions to the Wildfire Fund by capitalizing an asset, amortizing to periods ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines, as further described below.

As of December 31, 2022, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $935 million in Other non-current liabilities, $460 million in current assets - Wildfire Fund asset, and $4.8 billion in non-current assets - Wildfire Fund asset in the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, the Utility recorded amortization and accretion expense of $477 million and $517 million, respectively. The amortization of the asset, accretion of the liability, and acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Consolidated Statements of Income. Expected contributions recorded in Wildfire Fund asset on the Consolidated Balance Sheets are discounted to the present value using the 10-year U.S. treasury rate at the date PG&E Corporation and the Utility satisfied all the eligibility requirements to participate in the Wildfire Fund. A useful life of 15 years is being used to amortize the Wildfire Fund asset.

AB 1054 did not specify a period of coverage; therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility use a Monte Carlo simulation that began with 12 years of historical, publicly available fire-loss data from wildfires caused by electrical equipment, and subsequently plan to add an additional year of data each following year. The period of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the useful life. These assumptions along with the other assumptions below create a high degree of uncertainty related to the estimated useful life of the Wildfire Fund. The simulation creates annual distributions of potential losses due to fires that could be attributed to the participating electric utilities. Initial use of five years of historical data, with average annual statewide claims or settlements of approximately $6.5 billion versus 12 years of historical data, with average annual statewide claims or settlements of approximately $2.9 billion, would have resulted in a six year amortization period. As of December 31, 2022, a 5% change to the assumption around current and future mitigation effort effectiveness would increase the amortization period by five years assuming greater effectiveness and would decrease the amortization period by four years assuming less effectiveness.

Other assumptions used to estimate the useful life include the estimated cost of wildfires caused by participating electric utilities, the amount at which wildfire claims would be settled, the likely adjudication of the CPUC in cases of electric utility-caused wildfires and determination of any amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the level of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. Significant changes in any of these estimates could materially impact the amortization period.

PG&E Corporation and the Utility evaluate all assumptions quarterly and upon claims being made from the Wildfire Fund for catastrophic wildfires, and the expected life of the Wildfire Fund will be adjusted as required. The Wildfire Fund is available to other participating utilities in California and the amount of claims that a participating utility incurs is not limited to their individual contribution amounts. PG&E Corporation and the Utility assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that a participating utility’s electrical equipment is found to be the substantial cause of a catastrophic wildfire. Timing of any such acceleration of the amortization of the asset could lag as the emergence of sufficient cause and claims information can take many quarters and could be limited to public disclosure of the participating electric utility, if ignition were to occur outside the Utility’s service area. There were fires in the Utility’s and other participating utilities’ services territories since July 12, 2019, including fires for which the cause is unknown, which may in the future be determined to be covered by the Wildfire Fund. As of December 31, 2022, PG&E Corporation and the Utility recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire. PG&E Corporation and the Utility recorded $6 million and $43 million of accelerated amortization, reflected in Wildfire Fund expense for the years ended December 31, 2022 and 2021, respectively.

For more information, see “Contributions to the Wildfire Fund Established Pursuant to AB 1054” in Note 3 and “Wildfire Fund under AB 1054” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

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

Enforcement and Litigation Matters

PG&E Corporation and the Utility are subject to various laws and regulations and, in the normal course of business, are named as parties in a number of claims and lawsuits. In addition, penalties may be incurred for failure to comply with federal, state, or local laws and regulations. PG&E Corporation and the Utility record a provision for a loss contingency when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. PG&E Corporation and the Utility evaluate the range of reasonably estimated losses and record a provision based on the lower end of the range, unless an amount within the range is a better estimate than any other amount. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information, such as negotiations, discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. PG&E Corporation’s and the Utility’s provision for loss and expense excludes anticipated legal costs, which are expensed as incurred. Actual results may differ materially from these estimates and assumptions. See Note 15 and Note 16 of the Notes to the Consolidated Financial Statements in Item 8.

Loss Recoveries

PG&E Corporation and the Utility have recovery mechanisms available for wildfire liabilities including from insurance, through rates, and from the Wildfire Fund. The Utility has liability insurance from various insurers, which provides coverage for third-party claims. PG&E Corporation and the Utility record a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur and they can reasonably estimate the amount or its range.  The assessment of whether recovery is probable or reasonably possible, and whether the recovery or a range of recoveries is estimable, often involves a series of complex judgments about future events.  Loss recoveries are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information, including contractual liability insurance policy coverage, advice of legal counsel, past experience with similar events, conversations with the Wildfire Fund administrators, the CPUC and FERC, and other information and events pertaining to a particular matter. See “Loss Recoveries” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

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

As of December 31, 2022 and 2021, the Utility’s accruals for undiscounted gross environmental liabilities were $1.3 billion each. The Utility’s undiscounted future costs could increase to as much as $2.3 billion if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs and could increase further if the Utility chooses to remediate beyond regulatory requirements. Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, estimated costs may vary significantly from actual costs, and the amount of additional future costs may be material to results of operations in the period in which they are recognized.

Regulatory Accounting

As a regulated entity, the Utility records regulatory assets and liabilities for amounts that are deemed probable of recovery from, or refund to, customers. Despite the ongoing losses related to wildfires (see Note 15 of the Notes to the Consolidated Financial Statements in Item 8), there is no actual or anticipated change in the cost-of-service regulation of the Utility’s operations. Therefore, the Utility continues to apply the accounting ASC 980, Regulated Operations. These amounts would otherwise be recorded to expense or income under GAAP. Refer to “Regulation and Regulated Operations” in Note 3 as well as Note 4 of the Notes to the Consolidated Financial Statements in Item 8. As of December 31, 2022, PG&E Corporation and the Utility reported regulatory assets (including current regulatory balancing accounts receivable) of $20.0 billion and regulatory liabilities (including current regulatory balancing accounts payable) of $20.4 billion.

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

A portion of the Utility’s regulatory asset balances relate to items which could not be anticipated by the Utility during CPUC GRC rate requests resulting from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account, and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. These accounts, which include the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and RTBA among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, and other wildfire prevention-related costs. In addition, the CPPMA and RUBA accounts track costs incurred to implement the CPUC’s Emergency Authorization and Order Directing Utilities to Implement Emergency Customer Protections to Support California Customers During the COVID-19 pandemic. While the Utility generally believes such costs are recoverable, rate recovery requires CPUC authorization in separate proceedings or through a GRC. For more information, see “Regulatory Matters - Application for Recovery of Costs Recorded in the Wildfire Expense Memorandum Account” and “Regulatory Matters - Catastrophic Event Memorandum Accounts and Applications” above.

Additionally, SB 901 provides a mechanism for the CPUC to potentially allow recovery in future rates, through a securitization mechanism, of wildfire-related costs found to be just and reasonable by the CPUC and, only for the 2017 Northern California wildfires, any amounts in excess of the CHT. The Utility must evaluate the likelihood of recovery in future rates each period. In 2022, PG&E Corporation and the Utility recorded a regulatory asset associated with SB 901. As of December 31, 2022, the SB 901 regulatory asset was approximately $5.4 billion.

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

At December 31, 2022, the Utility’s recorded ARO for the estimated cost of retiring these long-lived assets was approximately $5.9 billion. Changes in these estimates and assumptions could materially affect the amount of the recorded ARO for these assets.

Pension and Other Postretirement Benefit Plans

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan for eligible employees as well as contributory postretirement health care and medical plans for eligible retirees and their eligible dependents, and non-contributory postretirement life insurance plans for eligible employees and retirees. Adjustments to the pension and other benefit obligation are based on the differences between actuarial assumptions and actual plan results. These amounts are deferred in accumulated other comprehensive income (loss) and amortized into income on a gradual basis. The differences between pension benefit expense recognized in accordance with GAAP, and amounts recognized for ratemaking purposes are recorded as regulatory assets or liabilities as amounts are probable of recovery through rates. To the extent the other benefits are in an overfunded position, the Utility records a regulatory liability. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8.

The pension and other postretirement benefit obligations are calculated using actuarial models as of the December 31 measurement date. The significant actuarial assumptions used in determining pension and other benefit obligations include the discount rate, the average rate of future compensation increases, the health care cost trend rate, and the expected return on plan assets. PG&E Corporation and the Utility review these assumptions on an annual basis and adjust them as necessary. While PG&E Corporation and the Utility believe that the assumptions used are appropriate, significant differences in actual experience, plan changes or amendments, or significant changes in assumptions may materially affect the recorded pension and other postretirement benefit obligations and future plan expenses. See Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

In establishing health care cost assumptions, PG&E Corporation and the Utility consider recent cost trends and projections from industry experts. This evaluation suggests that current rates of inflation are expected to continue in the near term. In recognition of continued high inflation in health care costs and given the design of PG&E Corporation’s plans, the assumed health care cost trend rate for 2023 was 6.5%, gradually decreasing to the ultimate trend rate of approximately 4.5% in 2031 and beyond.

Expected rates of return on plan assets were developed by estimating future stock and bond returns and then applying these returns to the target asset allocations of the employee benefit plan trusts, resulting in a weighted average rate of return on plan assets. Returns on fixed-income debt investments were projected based on real maturity and credit spreads added to a long-term inflation rate. Returns on equity investments were projected based on estimates of dividend yield and real earnings growth added to a long-term inflation rate. For the Utility’s defined benefit pension plan, the assumed return of 6.1% compares to a ten-year actual return of 5.8%.

The rate used to discount pension benefits and other benefits was based on a yield curve developed from market data of approximately 848 Aa-grade non-callable bonds at December 31, 2022. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other postretirement benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The following reflects the sensitivity of pension costs and projected benefit obligation to changes in certain actuarial assumptions:

(in millions)	Increase (Decrease) in Assumption	Increase in 2022 Pension Costs	Increase in Projected Benefit Obligation at December 31, 2022
Discount rate	(0.50)%	$5	$1,038
Rate of return on plan assets	(0.50)%	108	—
Rate of increase in compensation	0.50%	44	207

The following reflects the sensitivity of other postretirement benefit costs and accumulated benefit obligation to changes in certain actuarial assumptions:

(in millions)	Increase (Decrease) in Assumption	Increase in 2022 Other Postretirement Benefit Costs	Increase in Accumulated Benefit Obligation at December 31, 2022
Health care cost trend rate	0.50%	$8	$38
Discount rate	(0.50)%	11	81
Rate of return on plan assets	(0.50)%	15	—

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is set forth under the heading “Risk Management Activities,” in MD&A in Item 7 and in Note 11: Derivatives and Note 12: Fair Value Measurements of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Operating Revenues
Electric	$15,060	$15,131	$13,858
Natural gas	6,620	5,511	4,611
Total operating revenues	21,680	20,642	18,469
Operating Expenses
Cost of electricity	2,756	3,232	3,116
Cost of natural gas	2,100	1,149	782
Operating and maintenance	9,809	10,200	8,684
SB 901 securitization charges, net	608	—	—
Wildfire-related claims, net of recoveries	237	258	251
Wildfire Fund expense	477	517	413
Depreciation, amortization, and decommissioning	3,856	3,403	3,468
Total operating expenses	19,843	18,759	16,714
Operating Income	1,837	1,883	1,755
Interest income	162	20	39
Interest expense	(1,917)	(1,601)	(1,260)
Other income, net	394	457	483
Reorganization items, net	—	(11)	(1,959)
Income Before Income Taxes	476	748	(942)
Income tax provision (benefit)	(1,338)	836	362
Net Income (Loss)	1,814	(88)	(1,304)
Preferred stock dividend requirement of subsidiary	14	14	14
Income (Loss) Attributable to Common Shareholders	$1,800	$(102)	$(1,318)
Weighted Average Common Shares Outstanding, Basic	1,987	1,985	1,257
Weighted Average Common Shares Outstanding, Diluted	2,132	1,985	1,257
Net Income (Loss) Per Common Share, Basic	$0.91	$(0.05)	$(1.05)
Net Income (Loss) Per Common Share, Diluted	$0.84	$(0.05)	$(1.05)

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2022	2021	2020
Net Income (Loss)	$1,814	$(88)	$(1,304)
Other Comprehensive Income (Loss)
Pension and other postretirement benefit plans obligations (net of taxes of $8, $3, and $7, at respective dates)	21	7	(17)
Net unrealized losses on available-for-sale securities (net of taxes of $3, $0, and $0, respectively)	(6)	—	—
Total other comprehensive income (loss)	15	7	(17)
Comprehensive Income (Loss)	1,829	(81)	(1,321)
Preferred stock dividend requirement of subsidiary	14	14	14
Comprehensive Income (Loss) Attributable to Common Shareholders	$1,815	$(95)	$(1,335)

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions)

	Balance at December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$734	$291
Restricted cash (includes $201 million and $4 million related to VIEs at respective dates)	213	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $166 million and $171 million at respective dates) (includes $2.47 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $166 million and $171 million at respective dates)	2,645	2,345
Accrued unbilled revenue (includes $1.16 billion and $1.09 billion related to VIEs at respective dates)	1,304	1,207
Regulatory balancing accounts	3,264	2,999
Other	1,624	1,784
Regulatory assets	296	496
Inventories
Gas stored underground and fuel oil	91	44
Materials and supplies	751	552
Wildfire Fund asset	460	461
Other	1,433	882
Total current assets	12,815	11,077
Property, Plant, and Equipment
Electric	74,772	69,482
Gas	28,226	25,979
Construction work in progress	4,137	3,479
Financing lease and other	19	20
Total property, plant, and equipment	107,154	98,960
Accumulated depreciation	(30,946)	(29,134)
Net property, plant, and equipment	76,208	69,826
Other Noncurrent Assets
Regulatory assets	16,443	9,207
Customer credit trust	745	—
Nuclear decommissioning trusts	3,297	3,798
Operating lease right of use asset	1,311	1,234
Wildfire Fund asset	4,847	5,313
Income taxes receivable	9	9
Other (includes noncurrent accounts receivable of $17 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $1 million and $15 million at respective dates)	2,969	2,863
Total other noncurrent assets	29,621	22,424
TOTAL ASSETS	$118,644	$103,327

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	Balance at December 31,
	2022	2021
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,055	$2,184
Long-term debt, classified as current (includes $168 million and $18 million related to VIEs at respective dates)	2,268	4,481
Accounts payable
Trade creditors	2,888	2,855
Regulatory balancing accounts	1,658	1,121
Other	778	679
Operating lease liabilities	231	468
Interest payable (includes $116 million and $3 million related to VIEs at respective dates)	626	481
Wildfire-related claims	1,912	2,722
Other	3,372	2,436
Total current liabilities	15,788	17,427
Noncurrent Liabilities
Long-term debt (includes $10.31 billion and $1.82 billion related to VIEs at respective dates)	47,742	38,225
Regulatory liabilities	17,630	11,999
Pension and other postretirement benefits	231	860
Asset retirement obligations	5,912	5,298
Deferred income taxes	2,732	3,177
Operating lease liabilities	1,243	810
Other	4,291	4,308
Total noncurrent liabilities	79,781	64,677
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 1,987,784,948 and 1,985,400,540 shares outstanding at respective dates	32,887	35,129
Treasury stock, at cost; 247,743,590 and 477,743,590 shares at respective dates	(2,517)	(4,854)
Reinvested earnings	(7,542)	(9,284)
Accumulated other comprehensive loss	(5)	(20)
Total shareholders’ equity	22,823	20,971
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	23,075	21,223
TOTAL LIABILITIES AND EQUITY	$118,644	$103,327

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1,814	$(88)	$(1,304)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,856	3,403	3,468
Bad Debt Expense	143	154	150
Allowance for equity funds used during construction	(184)	(133)	(140)
Deferred income taxes and tax credits, net	(452)	1,783	1,097
Reorganization items, net (Note 2)	—	(73)	1,458
Wildfire fund expense	477	517	413
Disallowed capital expenditures	15	—	17
Other	517	248	249
Effect of changes in operating assets and liabilities:
Accounts receivable	(757)	(589)	(1,182)
Wildfire-related insurance receivable	453	(723)	1,564
Inventories	(246)	(32)	6
Accounts payable	627	117	58
Wildfire-related claims	(810)	472	(16,525)
Other current assets and liabilities	17	244	(1,079)
Regulatory assets, liabilities, and balancing accounts, net	(1,131)	(2,266)	(2,451)
Liabilities subject to compromise	—	—	413
Contributions to Wildfire fund	(193)	(193)	(5,200)
Other noncurrent assets and liabilities	(425)	(579)	(142)
Net cash provided by (used in) operating activities	3,721	2,262	(19,130)
Cash Flows from Investing Activities
Capital expenditures	(9,584)	(7,689)	(7,690)
Proceeds from sale of the SFGO	—	749	—
Proceeds from sales and maturities of nuclear decommissioning trust investments	3,316	1,678	1,518
Purchases of nuclear decommissioning trust investments	(3,208)	(1,702)	(1,590)
Proceeds from sales and maturities of customer credit trust investments	250	—	—
Purchases of customer credit trust investments	(1,022)	—	—
Other	34	59	14
Net cash used in investing activities	(10,214)	(6,905)	(7,748)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	—	—	500
Repayments of debtor-in-possession credit facility	—	—	(2,000)
Debtor-in-possession credit facility debt issuance costs	—	—	(6)
Bridge facility financing fees	—	—	(73)
Borrowings under credit facilities	10,130	9,730	8,554
Repayments under credit facilities	(9,750)	(9,976)	(3,949)
Credit facilities financing fees	—	(9)	(22)

Short-term debt financing, net of issuance costs of $0, $1, and $2 at respective dates	—	300	1,448
Short-term debt matured	(300)	(1,450)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $29, $33, and $178 at respective dates	4,271	4,624	13,497
Repayment of long-term debt	(5,968)	(87)	(764)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $36, $0 and $0 at respective dates	7,464	—	—
Repayment of SB 901 recovery bonds	(33)	—	—
Proceeds from issuance of AB 1054 recovery bonds, net of financing fees of $11, $10 and $0 at respective dates	972	850	—
Repayment of AB 1054 recovery bonds	(18)	—	—
Proceeds from DWR loan, net of performance based incentives earned of $38, $0, and $0 at respective dates	312	—	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	370	—
Exchanged debt financing fees	—	—	(103)
Common stock issued	—	—	7,582
Equity Units issued	—	—	1,304
Other	53	(29)	(40)
Net cash provided by financing activities	7,133	4,323	25,928
Net change in cash, cash equivalents, and restricted cash	640	(320)	(950)
Cash, cash equivalents, and restricted cash at January 1	307	627	1,577
Cash, cash equivalents, and restricted cash at December 31	$947	$307	$627
Less: Restricted cash and restricted cash equivalents	(213)	(16)	(143)
Cash and cash equivalents at December 31	$734	$291	$484

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(1,607)	$(1,404)	$(1,563)
Income taxes, net	—	99	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,174	$1,311	$515
Operating lease liabilities arising from obtaining ROU assets	529	100	13
Common stock issued in satisfaction of liabilities	—	—	8,276
Changes to PG&E Corporation common stock and treasury stock in connection with the Share Exchange and Tax Matters Agreement	(2,337)	4,854	—

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	529,236,741	$13,038	—	$—	$(7,892)	$(10)	$5,136	$252	$5,388
Net loss	—	—	—	—	(1,304)	—	(1,304)	—	(1,304)
Other comprehensive loss	—	—	—	—	—	(17)	(17)	—	(17)
Common stock issued, net	1,455,441,932	15,854	—	—	—	—	15,854	—	15,854
Equity units issued	—	1,304	—	—	—	—	1,304	—	1,304
Stock-based compensation amortization	—	28	—	—	—	—	28	—	28
Balance at December 31, 2020	1,984,678,673	$30,224	—	$—	$(9,196)	$(27)	$21,001	$252	$21,253
Net loss	—	—	—	—	(88)	—	(88)	—	(88)
Other comprehensive income	—	—	—	—	—	7	7	—	7
Common stock issued, net (1)	721,867	4,854	—	—	—	—	4,854	—	4,854
Treasury stock acquired	—	—	477,743,590	(4,854)	—	—	(4,854)		(4,854)
Stock-based compensation amortization	—	51	—	—	—	—	51	—	51
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	1,814	—	1,814	—	1,814
Other comprehensive income	—	—	—	—	—	15	15	—	15
Common stock issued, net	2,384,408	(2,337)	—	—	—	—	(2,337)	—	(2,337)
Treasury stock disposition	—	—	(230,000,000)	2,337	—	—	2,337	—	2,337
Stock-based compensation amortization	—	95	—	—	—	—	95	—	95
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(13)	—	(13)	—	(13)
Balance at December 31, 2022	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075

(1) Excludes 477,743,590 shares of common stock issued to ShareCo. For more information, see Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2021 Form 10-K .

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Year ended December 31,
	2022	2021	2020
Operating Revenues
Electric	$15,060	$15,131	$13,858
Natural gas	6,620	5,511	4,611
Total operating revenues	21,680	20,642	18,469
Operating Expenses
Cost of electricity	2,756	3,232	3,116
Cost of natural gas	2,100	1,149	782
Operating and maintenance	9,725	10,194	8,707
SB 901 securitization charges, net	608	—	—
Wildfire-related claims, net of recoveries	237	258	251
Wildfire Fund expense	477	517	413
Depreciation, amortization, and decommissioning	3,856	3,403	3,469
Total operating expenses	19,759	18,753	16,738
Operating Income	1,921	1,889	1,731
Interest income	162	22	39
Interest expense	(1,658)	(1,373)	(1,111)
Other income, net	595	512	470
Reorganization items, net	—	(12)	(310)
Income Before Income Taxes	1,020	1,038	819
Income tax provision (benefit)	(1,206)	900	408
Net Income	2,226	138	411
Preferred stock dividend requirement	14	14	14
Income Attributable to Common Stock	$2,212	$124	$397
See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2022	2021	2020
Net Income	$2,226	$138	$411
Other Comprehensive Income (Loss)
Pension and other postretirement benefit plans obligations (net of taxes of $2, $1, and $2, at respective dates)	6	(4)	(6)
Net unrealized losses on available-for-sale securities (net of taxes of $3, $0, and $0, respectively)	(5)	—	—
Total other comprehensive income (loss)	1	(4)	(6)
Comprehensive Income	$2,227	$134	$405
See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	Balance At December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$609	$165
Restricted cash (includes $201 million and $4 million related to VIEs at respective dates)	213	16
Accounts receivable
Customers (net of allowance for doubtful accounts of $166 million and $171 million at respective dates) (includes $2.47 billion and $2.06 billion related to VIEs, net of allowance for doubtful accounts of $166 million and $171 million at respective dates)	2,645	2,345
Accrued unbilled revenue (includes $1.16 billion and $1.09 billion related to VIEs at respective dates)	1,304	1,207
Regulatory balancing accounts	3,264	2,999
Other	1,633	1,932
Regulatory assets	296	496
Inventories
Gas stored underground and fuel oil	91	44
Materials and supplies	751	552
Wildfire Fund asset	460	461
Other	1,421	869
Total current assets	12,687	11,086
Property, Plant, and Equipment
Electric	74,772	69,482
Gas	28,226	25,979
Construction work in progress	4,137	3,480
Financing lease	18	18
Total property, plant, and equipment	107,153	98,959
Accumulated depreciation	(30,946)	(29,131)
Net property, plant, and equipment	76,207	69,828
Other Noncurrent Assets
Regulatory assets	16,443	9,207
Customer credit trust	745	—
Nuclear decommissioning trusts	3,297	3,798
Operating lease right of use asset	1,311	1,232
Wildfire Fund asset	4,847	5,313
Income taxes receivable	7	7
Other (includes noncurrent accounts receivable of $17 million and $187 million related to VIEs, net of noncurrent allowance for doubtful accounts of $1 million and $15 million at respective dates)	2,834	2,706
Total other noncurrent assets	29,484	22,263
TOTAL ASSETS	$118,378	$103,177

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	Balance At December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,055	$2,184
Long-term debt, classified as current (includes $168 million and $18 million related to VIEs at respective dates)	2,241	4,455
Accounts payable
Trade creditors	2,886	2,853
Regulatory balancing accounts	1,658	1,121
Other	747	648
Operating lease liabilities	231	467
Interest payable (includes $116 million and $3 million related to VIEs at respective dates)	573	430
Wildfire-related claims	1,912	2,722
Other	3,067	2,430
Total current liabilities	15,370	17,310
Noncurrent Liabilities
Long-term debt (includes $10.31 billion and $1.82 billion related to VIEs at respective dates)	43,155	33,632
Regulatory liabilities	17,630	11,999
Pension and other postretirement benefits	160	764
Asset retirement obligations	5,912	5,298
Deferred income taxes	3,090	3,409
Operating lease liabilities	1,243	810
Other	4,334	4,345
Total noncurrent liabilities	75,524	60,257
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	29,280	28,286
Reinvested earnings	(3,368)	(4,247)
Accumulated other comprehensive loss	(8)	(9)
Total shareholders’ equity	27,484	25,610
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,378	$103,177

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$2,226	$138	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,856	3,403	3,469
Bad Debt Expense	143	154	150
Allowance for equity funds used during construction	(184)	(133)	(140)
Deferred income taxes and tax credits, net	(319)	1,846	1,141
Reorganization items, net (Note 2)	—	(41)	(90)
Wildfire Fund expense	477	517	413
Disallowed capital expenditures	15	—	17
Other	102	172	220
Effect of changes in operating assets and liabilities:
Accounts receivable	(763)	(584)	(1,160)
Wildfire-related insurance receivable	453	(723)	1,564
Inventories	(246)	(32)	6
Accounts payable	627	44	(24)
Wildfire-related claims	(810)	472	(16,525)
Other current assets and liabilities	16	251	(1,141)
Regulatory assets, liabilities, and balancing accounts, net	(1,131)	(2,266)	(2,451)
Liabilities subject to compromise	—	—	401
Contributions to Wildfire Fund	(193)	(193)	(5,200)
Other noncurrent assets and liabilities	(438)	(577)	(108)
Net cash provided by (used in) operating activities	3,831	2,448	(19,047)
Cash Flows from Investing Activities
Capital expenditures	(9,584)	(7,689)	(7,690)
Proceeds from sale of the SFGO	—	749	—
Proceeds from sales and maturities of nuclear decommissioning trust investments	3,316	1,678	1,518
Purchases of nuclear decommissioning trust investments	(3,208)	(1,702)	(1,590)
Proceeds from sales and maturities of customer credit trust investments	250	—	—
Purchases of customer credit trust investments	(1,022)	—	—
Proceeds from (repayments of) intercompany note to PG&E Corporation	145	(145)	—
Other	34	59	14
Net cash used in investing activities	(10,069)	(7,050)	(7,748)
Cash Flows from Financing Activities
Proceeds from debtor-in-possession credit facility	—	—	500
Repayments of debtor-in-possession credit facility	—	—	(2,000)
Debtor-in-possession credit facility debt issuance costs	—	—	(6)
Bridge facility financing fees	—	—	(33)
Borrowings under credit facilities	10,130	9,730	8,554
Repayments under credit facilities	(9,750)	(9,976)	(3,949)

Credit facilities financing fees	—	(9)	(22)
Short-term debt financing, net of issuance costs of $0, $1, and $2 at respective dates	—	300	1,448
Short-term debt matured	(300)	(1,450)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $29, $33, and $88 at respective dates	4,271	4,624	8,837
Repayment of long-term debt	(5,941)	(59)	(100)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $36, $0 and $0 at respective dates	7,464	—	—
Repayment of SB 901 recovery bonds	(33)	—	—
Proceeds from AB 1054 recovery bonds, net issuance costs of $11, $10, and $0 at respective dates	972	850	—
Repayment of AB 1054 recovery bonds	(18)	—	—
Proceeds from DWR loan, net of performance based incentives earned of $38, $0, and $0 at respective dates	312	—	—
Proceeds from sale of future revenue from transmission tower license sales, net of fees	—	370	—
Exchanged debt financing fees	—	—	(103)
Preferred stock dividends paid	(70)	—	—
Common stock dividends paid	(1,275)	—	—
Equity contribution from PG&E Corporation	994	—	12,986
Other	123	(1)	(42)
Net cash provided by financing activities	6,879	4,379	26,070
Net change in cash, cash equivalents, and restricted cash	641	(223)	(725)
Cash, cash equivalents, and restricted cash at January 1	181	404	1,129
Cash, cash equivalents, and restricted cash at December 31	$822	$181	$404
Less: Restricted cash and restricted cash equivalents	(213)	(16)	(143)
Cash and cash equivalents at December 31	$609	$165	$261

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(1,374)	$(1,198)	$(1,458)
Income taxes, net	—	99	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,174	$1,311	$515
Operating lease liabilities arising from obtaining ROU assets	529	100	13
Common stock equity infusion from PG&E Corporation used to satisfy liabilities	—	—	6,750

 See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2019	$258	$1,322	$8,550	$(4,796)	$1	$5,335
Net income	—	—	—	411	—	411
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity contribution	—	—	19,736	—	—	19,736
Balance at December 31, 2020	$258	$1,322	$28,286	$(4,385)	$(5)	$25,476
Net income	—	—	—	138	—	138
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	2,226	—	2,226
Other comprehensive income	—	—	—	—	1	1
Equity contribution	—	—	994	—	—	994
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(13)	—	(13)
Common stock dividend	—	—	—	(1,275)	—	(1,275)
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484

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

On June 20, 2020, the Bankruptcy Court entered the Confirmation Order confirming the Plan filed on June 19, 2020. PG&E Corporation and the Utility emerged from Chapter 11 on the Emergence Date of July 1, 2020. Certain parties filed notices of appeal with respect to the Confirmation Order, including the Ad Hoc Committee of Holders of Trade Claims (the “Trade Committee”). The Trade Committee appealed the Confirmation Order’s holding, which awarded post-petition interest on general unsecured claims at the federal judgment rate of 2.59%. The Trade Committee is seeking for its members to receive post-petition interest at the rates specified under their contracts or the rate established under California state law, which is 10%. The Bankruptcy Court and the federal district court held that the Trade Committee’s members are entitled to post-petition interest at the federal judgment rate. On June 8, 2021, the Trade Committee appealed the federal district court decision to the Ninth Circuit Court of Appeals. On August 29, 2022, a three-judge panel of the Ninth Circuit Court of Appeals reversed the federal district court decision 2-1. On September 12, 2022, the Utility filed a petition for en banc review, which was denied on October 5, 2022. On February 2, 2023, the Utility filed a petition for a writ of certiorari to the Supreme Court of the United States. PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the post-petition interest matter, but the amount of that loss is not reasonably estimable at this time. If the Ninth Circuit Court of Appeals decision is not reversed, then the matter would be remanded to the Bankruptcy Court to evaluate the rate of interest for each individual contract, the conditions under which the contract rate applies, and whether payment of interest under state law would be warranted for each contract and claimant. These proceedings therefore will require extensive discovery and motion practice before the Bankruptcy Court with respect to each of these claims on a variety of contractual issues and equitable considerations. PG&E Corporation and the Utility are unable to predict the timing and outcome of these proceedings or any further appeals.

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

In addition, Subordinated Debt Claims and HoldCo Rescission or Damage Claims (each as defined in Note 15 below) continue to be pursued against PG&E Corporation and the Utility in the claims reconciliation process in the Bankruptcy Court, and claims against certain former directors and current and former officers, as well as certain underwriters, are being pursued in the purported securities class action that is further described in Note 15 under the heading “Securities Class Action Litigation.”

In addition to filing objections in the Bankruptcy Court to claims that were subject to certain defenses which allowed PG&E Corporation and the Utility to file objections expunging those claims on an omnibus basis, PG&E Corporation and the Utility are working to resolve disputed claims, including Subordinated Debt Claims and HoldCo Rescission or Damage Claims. By order of the Bankruptcy Court, the current deadline for PG&E Corporation and the Utility to object to claims is June 20, 2023.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  Cash equivalents are stated at fair value. As of December 31, 2022, the Utility also holds $213 million of restricted cash that primarily consists of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Year Ended December 31,
(in millions)	2022	2021
Electric
Revenue from contracts with customers
Residential	$6,130	$6,089
Commercial	5,416	5,042
Industrial	1,626	1,493
Agricultural	1,830	1,565
Public street and highway lighting	77	73
Other, net (1)	(247)	(84)
Total revenue from contracts with customers - electric	14,832	14,178
Regulatory balancing accounts (2)	228	953
Total electric operating revenue	$15,060	$15,131

Natural gas
Revenue from contracts with customers
Residential	$3,353	$2,759
Commercial	1,005	713
Transportation service only	1,534	1,346
Other, net (1)	163	140
Total revenue from contracts with customers - gas	6,055	4,958
Regulatory balancing accounts (2)	565	553
Total natural gas operating revenue	6,620	5,511
Total operating revenues	$21,680	$20,642

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of December 31, 2022, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

As of December 31, 2022, the Utility recorded a reduction to the allowance for doubtful accounts of approximately $88 million in the fourth quarter of 2022 as a result of the approximately $200 million CAPP funding from the State of California, which was received in November 2022. As of December 31, 2021, the Utility recorded a reduction to the allowance for doubtful accounts of approximately $207 million in the fourth quarter of 2021 as a result of the expected CAPP funding, which was received in January 2022.

PG&E Corporation and the Utility recorded expected credit losses of $143 million and $154 million in Operating and maintenance expense on the Consolidated Statements of Income for credit losses associated with trade and other receivables during 2022 and 2021, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA, and a FERC regulatory asset. As of December 31, 2022, the RUBA current balancing accounts receivable balance was $126 million, and CPPMA and FERC long-term regulatory asset balances were $3 million and $8 million, respectively. As of December 31, 2021, the RUBA current balancing accounts receivable balance was $127 million, and CPPMA and FERC long-term regulatory asset balances were $30 million and $12 million, respectively.

Other Receivables and Available-For-Sale Debt Securities

Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Wildfire Fund receivables are the funds available from the statewide fund established under AB 1054 for payment of eligible claims related to the 2021 Dixie fire that exceed $1.0 billion and available insurance coverage. For more information, see Note 15 below. Wildfire Fund receivables risk is related to the Wildfire Fund’s durability, which is a measurement of its claim-paying capacity. Lastly, PG&E Corporation and the Utility are required to determine if the fair value is below the amortized cost basis for their available-for-sale debt securities (i.e., impairment). If such an impairment exists and does not otherwise result in a write-down, then PG&E Corporation and the Utility must determine whether a portion of the impairment is a result of expected credit loss.

As of December 31, 2022, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Emission Allowances

The Utility purchases GHG emission allowances to satisfy its compliance obligations. Associated costs are recorded as inventory and included in current assets – other and other noncurrent assets – other on the Consolidated Balance Sheets. Costs are carried at weighted-average and are recoverable through rates.

Inventories

Inventories are carried at weighted-average cost and include gas stored underground, fuel oil, materials, and supplies.  Natural gas stored underground is recorded to inventory when injected and then expensed as the gas is withdrawn for distribution to customers or to be used as fuel for electric generation.  Materials and supplies are recorded to inventory when purchased and expensed or capitalized to plant, as appropriate, when consumed or installed.

Property, Plant, and Equipment

Property, plant, and equipment are reported at the lower of their historical cost less accumulated depreciation or fair value.  Historical costs include labor and materials, construction overhead, and AFUDC.  See “AFUDC” below.  The Utility’s estimated service lives of its property, plant, and equipment were as follows:

	Estimated Service	Balance at December 31,
(in millions, except estimated service lives)	Lives (years)	2022	2021
Electricity generating facilities (1)	5 to 75	$11,781	$11,217
Electricity distribution facilities	10 to 70	41,061	37,723
Electricity transmission facilities	15 to 75	16,413	15,516
Natural gas distribution facilities	20 to 60	15,366	14,100
Natural gas transmission and storage facilities	5 to 66	9,859	9,067
Financing lease		18	18
Construction work in progress		4,137	3,480
General plant and other	5 to 50	8,518	7,838
Total property, plant, and equipment		107,153	98,959
Accumulated depreciation		(30,946)	(29,131)
Net property, plant, and equipment (2)		$76,207	$69,828
(1) Balance includes nuclear fuel inventories. Stored nuclear fuel inventory is stated at weighted-average cost. Nuclear fuel in the reactor is expensed as it is used based on the amount of energy output. See Note 16 below.

(2) Includes $1.8 billion of fire risk mitigation-related property, plant, and equipment securitized in accordance with AB 1054. See Note 5 below.

The Utility depreciates property, plant, and equipment using the composite, or group, method of depreciation, in which a single depreciation rate is applied to the gross investment balance in a particular class of property, with the exception of its securitized property, plant and equipment, which is depreciated over the life of the bond and a pattern consistent with principal payments.  This method approximates the straight-line method of depreciation over the useful lives of property, plant, and equipment.  The Utility’s composite depreciation rates were 3.74% in 2022, 3.82% in 2021, and 3.76% in 2020.  The useful lives of the Utility’s property, plant, and equipment are authorized by the CPUC and the FERC, and the depreciation expense is recovered through rates charged to customers.  Depreciation expense includes a component for the original cost of assets and a component for estimated cost of future removal, net of any salvage value at retirement.  Upon retirement, the original cost of the retired assets, net of salvage value, is charged against accumulated depreciation.  The cost of repairs and maintenance, including planned major maintenance activities and minor replacements of property, is charged to operating and maintenance expense as incurred.

AFUDC

AFUDC represents the estimated cost of debt (i.e., interest) and equity funds used to finance regulated plant additions before they go into service and is capitalized as part of the cost of construction.  AFUDC is recoverable through rates over the life of the related property once the property is placed in service.  AFUDC related to the cost of debt is recorded as a reduction to interest expense.  AFUDC related to the cost of equity is recorded in other income.  The Utility recorded AFUDC related to debt and equity, respectively, of $81 million and $184 million during 2022, $56 million and $133 million during 2021, and $35 million and $140 million during 2020.

Asset Retirement Obligations

The following table summarizes the changes in ARO liability during 2022 and 2021, including nuclear decommissioning obligations:

(in millions)	2022	2021
ARO liability at beginning of year	$5,298	$6,412
Liabilities incurred	134	—
Revision in estimated cash flows	325	(1,378)
Accretion	213	287
Liabilities settled	(58)	(23)
ARO liability at end of year	$5,912	$5,298

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

The total nuclear decommissioning obligation was $4.1 billion and $3.9 billion at December 31, 2022 and 2021, respectively, based on the cost study performed as part of the 2021 NDCTP. The estimated probability-weighted, undiscounted decommissioning cash flows for the Utility’s nuclear power plants was $7.1 billion and $7.6 billion at December 31, 2022 and 2021, respectively. As of December 31, 2022, the Utility recorded an adjustment to the Diablo Canyon ARO to reflect the potential extension of the decommissioning commencement by five years until 2030 as a result of SB 846 and the conditional award from the DOE’s Civil Nuclear Credit Program. See “Senate Bill 846” and “U.S. DOE’s Civil Nuclear Credit Program” below. The Utility’s ARO could be materially impacted if the Utility does not receive the required federal and state licenses, permits, and approvals.

The ARO liability decreased from $6.4 billion as of December 31, 2020 to $5.3 billion as of December 31, 2021, primarily due to a decrease in the nuclear decommissioning ARO of $1.3 billion. In December 2021, the Utility filed its 2021 NDCTP application, which includes a Diablo Canyon site-specific decommissioning cost estimate of $4.0 billion. Relative to the 2018 NDCTP decision, the 2021 NDCTP application resulted in a decommissioning cost estimate that was decreased by $378 million on a non-escalated basis and $2.6 billion on an escalated basis. The escalated basis assumed that costs will be spread primarily over 56 years, which represents the assumption for how much time will be required for physical decommissioning of Units 1 and 2, and the Diablo Canyon independent spent fuel storage installation. This decrease reflected favorable changes in the scope and methods of planned decommissioning activities. Also as part of the 2021 NDCTP, the Utility filed modified escalation rates, in which the average total escalation factor decreased. Additionally, the credit-adjusted risk-free rate was greater in 2021 than in 2020.

The increase of $614 million in the 2022 ARO liability at December 31, 2022 as compared to December 31, 2021 is primarily due to the update of the ARO associated with the Diablo Canyon power plant as described above; the creation of a new liability for the permanently abandoned electric transmission lines in connection with the Kincade SED Settlement (as defined in Note 15); increases in the probability that the Utility will be responsible for decommissioning certain hydroelectric generation facilities; increases in the costs associated with retiring gas transmission pipelines; and increases in escalation factors. The increase is offset by increases in the credit-adjusted risk-free rate from 2021 to 2022.

Disallowance of Plant Costs

PG&E Corporation and the Utility record a charge when it is both probable that costs incurred or projected to be incurred for recently completed plant will not be recoverable through rates charged to customers and the amount of disallowance can be reasonably estimated.

Nuclear Decommissioning Trusts

The Utility’s nuclear generation facilities consist of two units at Diablo Canyon and one retired facility at Humboldt Bay.  Nuclear decommissioning requires the safe removal of a nuclear generation facility from service and the reduction of residual radioactivity to a level that permits termination of the NRC license and release of the property for unrestricted use.  The Utility’s nuclear decommissioning costs are recovered through rates and are held in trusts until authorized for release by the CPUC.

The Utility classifies its debt investments held in the nuclear decommissioning trusts as available-for-sale. Since the Utility’s nuclear decommissioning trust assets are managed by external investment managers, the Utility does not have the ability to sell its investments at its discretion.  Therefore, all unrealized losses are considered other-than-temporary impairments. Gains or losses on the nuclear decommissioning trust investments are refundable to or recoverable from, respectively, customers through rates.  Therefore, trust earnings are deferred and included in the regulatory liability for recoveries in excess of the ARO.  There is no impact on the Utility’s earnings or accumulated other comprehensive income.  The cost of debt and equity securities sold by the trust is determined by specific identification.

Government Assistance

PG&E Corporation and the Utility received various government assistance programs during the year ended December 31, 2022. PG&E Corporation’s and the Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, the Governor of California signed AB 180, which authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense as eligible costs are incurred.

Senate Bill 846

On September 2, 2022, the Governor of California signed SB 846, which supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. Additionally, the State of California has authorized a loan of up to $1.4 billion pursuant to SB 846 to the Utility from the DWR to support the extension of plant operations. SB 846 further directs the Utility to take steps to secure funds from the DOE’s Civil Nuclear Credit Program, and any other potentially available federal funding, to repay the loan. The loan may be forgiven under certain circumstances.

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility executed a $1.4 billion loan agreement to support the extension of Diablo Canyon, up to approximately $1.1 billion of which could be repaid by funds received from the DOE (see “U.S. DOE's Civil Nuclear Credit Program” below). Under the loan agreement, the DWR will pay the Utility a monthly performance-based disbursement equal to $7 for each MWh generated by Diablo Canyon, effective September 2, 2022. The Utility may use the proceeds of the performance-based disbursements for any business purpose, but may not pay as shareholder profits or dividends or as otherwise prohibited by SB 846. The Utility began earning performance-based disbursements beginning on September 2, 2022 and will no longer earn them on the previously-approved retirement dates for Diablo Canyon Unit 1 and Unit 2 (2024 and 2025, respectively). The performance-based disbursements are contingent upon the Utility’s ongoing pursuit of extension of the operating period and continued safe and reliable Diablo Canyon operations. The aggregate amount of performance-based disbursements under this agreement will not exceed $300 million.

The Utility initially accounts for all disbursements from the DWR loan agreement pursuant to ASC 470, Debt. When there is reasonable assurance that the Utility will have loan disbursements forgiven by the DWR, such as when the Utility earns a performance-based disbursement, the Utility will recognize those forgiven loans as income related to government grants. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense in the same period(s) that eligible costs are incurred. As of December 31, 2022, the consolidated financial statements reflected $312 million in Long-term debt, and a deduction of $38 million to Operating and maintenance expense for income related to government grants for performance-based disbursements.

U.S. DOE’s Civil Nuclear Credit Program

On November 17, 2022, the Utility was conditionally awarded a total of approximately $1.1 billion from the DOE related to Diablo Canyon (See “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on actual costs. The Utility will repay its loans outstanding under the DWR Loan Agreement with funding received from the DOE’s Civil Nuclear Credit Program. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income related to government grants. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense on the Consolidated Statements of Income as eligible costs are incurred.

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

Consolidated VIEs

Receivables Securitization Program

The SPV was created in connection with the Receivables Securitization Program and is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). The pledged receivables and the corresponding debt are included in Accounts receivable, Accrued unbilled revenue, Other noncurrent assets, and Long-term debt, respectively, on the Consolidated Balance Sheets.

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during 2022 or is expected to be provided in the future that was not previously contractually required. As of December 31, 2022 and 2021, the SPV had net accounts receivable of $3.6 billion and $3.3 billion, respectively, and outstanding borrowings of $1.2 billion and $974 million, respectively, under the Receivables Securitization Program. For more information, see Note 5 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during 2022 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of senior secured recovery bonds. On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million of Series 2022-A Senior Secured Recovery Bonds. As of December 31, 2022 and December 31, 2021, PG&E Recovery Funding LLC had outstanding borrowings of $1.8 billion and $860 million, respectively, included in Long-term debt and Long-term debt, classified as current on the Consolidated Balance Sheets. For more information, see Note 5 below.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during 2022 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). As of December 31, 2022, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.5 billion included in Long-term debt and Long-term debt, classified as current on the Consolidated Balance Sheets. For more information, see Note 6 below.

Non-Consolidated VIEs

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of December 31, 2022, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of December 31, 2022, it did not consolidate any of them.

Contributions to the Wildfire Fund Established Pursuant to AB 1054

PG&E Corporation and the Utility account for contributions to the Wildfire Fund by capitalizing an asset, amortizing to periods ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines, as further described below. However, AB 1054 did not specify a period of coverage for the Wildfire Fund; therefore, this accounting treatment is subject to significant accounting judgments and estimates. Since the inception of the Wildfire Fund, PG&E Corporation and the Utility have estimated a period of coverage of 15 years. In estimating the period of coverage, PG&E Corporation and the Utility used a dataset of historical, publicly available fire-loss data caused by electrical equipment to create Monte Carlo simulations of expected loss. The number of years of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the period of coverage. Other assumptions include the estimated costs to settle wildfire claims for participating electric utilities including the Utility, the CPUC’s determinations of whether costs were just and reasonable in cases of electric utility-caused wildfires and amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the amount of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. These assumptions create a high degree of uncertainty for the estimated useful life of the Wildfire Fund.

PG&E Corporation and the Utility evaluate and, where appropriate, update all assumptions quarterly. Changes in any of the assumptions could materially impact the estimated period of coverage. PG&E Corporation and the Utility assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that it is probable that a participating utility’s electrical equipment will be found to be the substantial cause of a catastrophic wildfire. During the year ended December 31, 2022, PG&E Corporation and the Utility updated assumptions related to the mitigation effectiveness and historical fire loss dataset to align with the risk modeling within the 2022 WMP. These updates did not change the estimated period of coverage, which continues to be 15 years from the inception of the Wildfire Fund.

As of December 31, 2022, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $935 million in Other non-current liabilities, $460 million in Current assets - Wildfire Fund asset, and $4.8 billion in Non-current assets - Wildfire Fund asset in the Consolidated Balance Sheets. During the year ended December 31, 2022 and 2021, the Utility recorded amortization and accretion expense of $477 million and $517 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Consolidated Statements of Income. As of December 31, 2022, PG&E Corporation and the Utility had recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see “Wildfire Fund under AB 1054” in Note 15 below.

Other Accounting Policies

For other accounting policies impacting PG&E Corporation’s and the Utility’s Consolidated Financial Statements, see “Income Taxes” in Note 10, “Derivatives” in Note 11, “Fair Value Measurements” in Note 12, and “Contingencies and Commitments” in Notes 15 and 16 below.

Voluntary Separation Program

In the second quarter of 2022, PG&E Corporation and the Utility enacted a VSP, which provides separation benefits to approximately 470 eligible employees who voluntarily agreed to terminate their employment under the program. The VSP includes certain one-time cash payments and a credit to the employee’s retirement health savings account. PG&E Corporation and the Utility account for the VSP as a special termination benefit with any costs of the special separation benefits recorded upon each employee’s irrevocable acceptance. During the year ended December 31, 2022, PG&E Corporation and the Utility recorded $80 million in Operating and maintenance expense on the Consolidated Statements of Income related to one-time cash payments in connection with the VSP. In addition, during the year ended December 31, 2022, VSP-related credits to employee retirement health savings accounts totaled $22 million. This amount will be paid using the PG&E Corporation and Utility postretirement medical plan trusts’ assets and does not impact income.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) for the year ended December 31, 2022 consisted of the following:

(in millions, net of income tax)	Pension Benefits	Other Benefits	Customer Credit Trust	Total
Beginning balance	$(33)	$18	$—	$(15)
Other comprehensive income before reclassifications:
Loss on investments (net of taxes of $0, $0 and $3, respectively)	—	—	(6)	(6)
Unrecognized net actuarial gain (net of taxes of $102, $99 and $0, respectively)	263	(255)	—	8
Regulatory account transfer (net of taxes of $94, $99 and $0, respectively)	(242)	255	—	13
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (net of taxes of $1, $2 and $0, respectively) (1)	(3)	5	—	2
Amortization of net actuarial (gain) loss (net of taxes of $1, $11 and $0, respectively) (1)	1	(29)	—	(28)
Regulatory account transfer (net of taxes of $0, $9 and $0, respectively) (1)	2	24	—	26
Net current period other comprehensive income (loss)	21	—	(6)	15
Ending balance	$(12)	$18	$(6)	$—

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  See Note 13 below for additional details.

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) for the year ended December 31, 2021 consisted of the following:

(in millions, net of income tax)	Pension Benefits	Other Benefits	Total
Beginning balance	$(39)	$17	$(22)
Other comprehensive income before reclassifications:
Unrecognized net actuarial gain (net of taxes of $391 and $53, respectively)	1,007	137	1,144
Regulatory account transfer (net of taxes of $390 and $53, respectively)	(1,003)	(136)	(1,139)
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (net of taxes of $2 and $4, respectively) (1)	(4)	10	6
Amortization of net actuarial (gain) loss (net of taxes of $2 and $9, respectively)(1)	4	(24)	(20)
Regulatory account transfer (net of taxes of $1 and $5, respectively) (1)	2	14	16
Net current period other comprehensive income	6	1	7
Ending balance	$(33)	$18	$(15)

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  See Note 13 below for additional details.

Recognition of Lease Assets and Liabilities

A lease exists when an arrangement allows the lessee to control the use of an identified asset for a stated period in exchange for payments. This determination is made at inception of the arrangement. All leases must be recognized as a ROU asset and a lease liability on the balance sheet of the lessee. The ROU asset reflects the lessee’s right to use the underlying asset for the lease term, and the lease liability reflects the obligation to make the lease payments. PG&E Corporation and the Utility have elected not to separate lease and non-lease components.

The Utility estimates the ROU assets and lease liabilities at net present value using its incremental secured borrowing rates unless the implicit discount rate in the leasing arrangement can be ascertained. The incremental secured borrowing rate is based on observed market data and other information available at the lease commencement date. The ROU assets and lease liabilities only include the fixed lease payments for arrangements with terms greater than 12 months. These amounts are presented within the supplemental disclosures of noncash activities on the Consolidated Statement of Cash Flows. Renewal and termination options only impact the lease term if it is reasonably certain that they will be exercised. PG&E Corporation recognizes lease expense on a straight-line basis over the lease term. The Utility recognizes lease expense in conformity with ratemaking.

Operating leases are included in operating lease ROU assets and current and noncurrent operating lease liabilities on the Consolidated Balance Sheets. Financing leases are included in property, plant, and equipment, other current liabilities, and other noncurrent liabilities on the Consolidated Balance Sheets. Financing leases were immaterial for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, the Utility made total cash payments, including fixed and variable, of $2.3 billion and $2.4 billion, respectively, for operating leases which are presented within operating activities on the Consolidated Statement of Cash Flows. The fixed cash payments for the principal portion of the financing lease liabilities are immaterial and continue to be included within financing activities on the Consolidated Statement of Cash Flows. Any variable lease payments for financing leases are included in operating activities on the Consolidated Statement of Cash Flows.

The majority of the Utility’s ROU assets and lease liabilities relate to various power purchase agreements and the Oakland lease. These power purchase agreements primarily consist of generation plants leased to meet customer demand plus applicable reserve margins. Operating lease variable costs include amounts from renewable energy power purchase agreements where payments are based on certain contingent external factors such as wind, hydro, solar, biogas, and biomass power generation. See “Third-Party Power Purchase Agreements” in Note 16 below.

PG&E Corporation and the Utility have also recorded ROU assets and lease liabilities related to property and land arrangements. Property arrangements primarily consist of an office lease agreement for the Lakeside Building. On October 23, 2020, the Utility and BA2 300 Lakeside LLC (“Landlord”), a wholly owned subsidiary of TMG Bay Area Investments II, LLC, entered into an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building to serve as the Utility’s principal administrative headquarters (the “Lease”). In connection with the Lease, the Utility also issued to Landlord (i) an option payment letter of credit in the amount of $75 million, and (ii) a lease security letter of credit in the amount of $75 million.

The term of the Lease began on April 8, 2022. The Lease term will expire 34 years and 11 months after the commencement date, unless earlier terminated in accordance with the terms of the Lease. In addition to base rent, the Utility will be responsible for certain costs and charges specified in the Lease, including insurance costs, maintenance costs and taxes.

The Lease requires the Landlord to pursue approvals to subdivide the real estate it owns surrounding the Lakeside Building to create a separate legal parcel that contains the Lakeside Building (the “Property”) that can be sold to the Utility. The Lease grants to the Utility an option to purchase the Property, following such subdivision, at a price of $892 million, subject to certain adjustments (the “Purchase Price”). On February 6, 2023, the process of subdividing the real estate was completed. If the option is exercised pursuant to the terms of the existing agreement then the Purchase Price would be paid in or around July 2023.

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of December 31, 2022, approximately 488,000 rentable square feet of the leased premises has been made available for use by the Utility. The Utility has recorded approximately $535 million in Operating lease right of use assets, approximately $214 million of leasehold improvements, which includes approximately $137 million that was provided to the Utility as lease incentives, and approximately $672 million in noncurrent Operating lease liabilities in the Consolidated Financial Statements related to the Lease.

In January 2023, approximately 110,000 of additional rentable square feet was made available for use by the Utility.

At December 31, 2022 and 2021, the Utility’s operating leases had a weighted average remaining lease term of 19.6 years and 6.04 years and a weighted average discount rate of 6.5% and 6.1%, respectively.

The following table shows the lease expense recognized for the fixed and variable component of the Utility’s lease obligations:

	Year Ended December 31,
(in millions)	2022	2021
Operating lease fixed cost	$500	$578
Operating lease variable cost	1,829	1,782
Total operating lease costs	$2,329	$2,360

At December 31, 2022, the Utility’s future expected operating lease payments were as follows:

(in millions)	December 31, 2022
2023	$307
2024	150
2025	146
2026	143
2027	142
Thereafter	2,196
Total lease payments	3,084
Less imputed interest	(1,610)
Total	$1,474

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

Reference Rate Reform

On April 1, 2020, PG&E Corporation and the Utility adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and elected the optional amendments for contract modifications prospectively. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. PG&E Corporation and the Utility adopted this ASU in December 2022 and will apply the guidance through December 31, 2024. There was no material impact on PG&E Corporation’s or the Utility’s Consolidated Financial Statements and the related disclosures resulting from the adoption of this ASU.

NOTE 4: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at December 31,		Recovery Period
(in millions)	2022	2021
Pension benefits (1)	$120	$708	Indefinitely
Environmental compliance costs	1,193	1,089	32 years
Utility retained generation (2)	86	133	4 years
Price risk management	177	216	17 years
Catastrophic event memorandum account (3)	1,085	1,119	1 - 3 years
Wildfire expense memorandum account (4)	439	347	TBD years
Fire hazard prevention memorandum account (5)	79	75	1 - 3 years
Fire risk mitigation memorandum account (6)	65	44	1 - 3 years
Wildfire mitigation plan memorandum account (7)	756	424	1 - 3 years
Deferred income taxes (8)	2,730	1,849	51 years
Insurance premium costs (9)	99	207	2 - 4 years
Wildfire mitigation balancing account (10)	327	273	1 - 3 years
Vegetation management balancing account (11)	2,276	1,411	1 - 3 years
COVID-19 pandemic protection memorandum accounts (12)	26	49	TBD years
Microgrid memorandum account (13)	213	163	1 - 3 years
Financing costs (14)	211	175	Various
SB 901 securitization (15)	5,378	—	30 years
AROs in excess of recoveries (16)	120	—	Various
Other	1,063	925	Various
Total long-term regulatory assets	$16,443	$9,207

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of December 31, 2022 and 2021, $44 million and $49 million in COVID-19 related costs were recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
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
(6) Includes costs primarily associated with the 2019 WMP for the period January 1, 2019 through June 4, 2019 and other incremental costs associated with fire risk mitigation. Recovery of FRMMA costs is subject to CPUC review and approval.
(7) Includes costs associated with the 2019 WMP for the period June 5, 2019 through December 31, 2019, the 2020 WMP for the period of January 1, 2020 through December 31, 2020, the 2021 WMP for the period of January 1, 2021 through December 31, 2021, and the 2022 WMP for the period of January 1, 2022 through December 31, 2022. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period January 1, 2020 through December 31, 2022. Noncurrent balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Represents vegetation management costs above 120% of adopted revenue requirements, which are subject to CPUC review and approval.
(12) Includes costs associated with customer protections, including higher uncollectible costs related to the moratorium on electric and gas service disconnections program implementation costs, and higher accounts receivable financing costs for the period of March 4, 2020 to September 30, 2021. As of December 31, 2022, the Utility had recorded uncollectibles in the amount of $4 million for small business customers. The remaining $22 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2021, the Utility had recorded uncollectibles in the amount of $30 million for residential customers pending approval for recovery in the RUBA in addition to uncollectibles recorded for small business customers. The remaining $19 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.
(13) Includes costs associated with temporary generation, infrastructure upgrades, and community grid enablement programs associated with the implementation of microgrids. Amounts incurred are subject to CPUC review and approval.
(14) Includes costs associated with long-term debt financing deemed recoverable under ASC 980 more than twelve months from the current date. These costs and their amortization period are reviewable and approved in the Utility’s cost of capital or other regulatory filings. Recovery periods vary because the balance consists of financing costs associated with debts that have different amortization periods depending on their maturity date.
(15) In connection with the SB 901 securitization, the CPUC authorized the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to finance $7.5 billion of claims associated with the 2017 Northern California wildfires. The balance represents PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust, net of amortization since inception. The recovery bonds will be paid through fixed recovery charges, which are designed to recover the full scheduled principal amount of the recovery bonds along with any associated interest and financing costs. See Note 6 below.
(16) Represents the cumulative differences between ARO expenses and amounts collected in rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are placed in nuclear decommissioning trusts.  This regulatory asset also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  See Note 12 below. Recovery periods for this balance vary because the different sites and assets to which the ARO expenses are attributable have different recovery periods.

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

Regulatory Liabilities

Current Regulatory Liabilities

At December 31, 2022 and 2021, the Utility had current regulatory liabilities of $1.12 billion and $698 million, respectively. At December 31, 2022, current regulatory liabilities consisted primarily of unrealized gains associated with the change in fair value of price risk management instruments that meet the definition of a derivative. An increase in natural gas prices has affected both the Utility’s gas and electric price risk management instruments, resulting in a deferral of $604 million. For more information, see Note 11 below. Current regulatory liabilities are included within current liabilities-other in the Consolidated Balance Sheets.

Long-Term Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at December 31,
(in millions)	2022	2021
Cost of removal obligations (1)	$7,773	$7,306
Recoveries in excess of AROs (2)	—	388
Public purpose programs (3)	1,062	946
Employee benefit plans (4)	904	1,229
Transmission tower wireless licenses (5)	430	446
SFGO sale (6)	264	343
SB 901 securitization (7)	5,800	—
Other	1,397	1,341
Total long-term regulatory liabilities	$17,630	$11,999

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets.
(2) Represents the cumulative differences between ARO expenses and amounts collected in rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are held in nuclear decommissioning trusts.  This regulatory liability also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  See Note 12 below.
(3) Represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.
(4) Represents cumulative differences between incurred costs and amounts collected in rates for post-retirement medical, post-retirement life and long-term disability plans.
(5) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers. Of the $430 million, $300 million will be refunded to FERC-jurisdictional customers, and $130 million will be refunded to CPUC-jurisdictional customers.
(6) Represents the noncurrent portion of the net gain on the sale of the SFGO, which closed on September 17, 2021, that will be distributed to customers over a five-year period that began in 2022.
(7) In connection with the SB 901 securitization, the Utility is required to return up to $7.59 billion of certain shareholder tax benefits to customers via periodic bill credits over the life of the recovery bonds. The balance reflects qualifying shareholder tax benefits that PG&E Corporation is obligated to contribute to the customer credit trust, net of amortization since inception, and is expected to increase as additional qualifying amounts are recognized, including when the Fire Victim Trust sells additional shares. PG&E Corporation will continue to separately recognize tax benefits within income tax expense on the income statement. See Note 6 below.

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

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at December 31,
(in millions)	2022	2021
Electric distribution (1)	$448	$—
Gas distribution and transmission (2)	72	—
Energy procurement (3)	684	310
Public purpose programs (4)	358	321
Fire hazard prevention memorandum account (5)	—	50
Fire risk mitigation memorandum account (6)	—	14
Wildfire mitigation plan memorandum account (7)	—	67
Wildfire mitigation balancing account (8)	2	91
General rate case memorandum accounts (9)	3	468
Vegetation management balancing account (10)	137	127
Insurance premium costs (11)	602	605
Wildfire expense memorandum account (12)	—	440
Residential uncollectibles balancing accounts (13)	126	127
Catastrophic event memorandum account	144	—
Other	688	379
Total regulatory balancing accounts receivable	$3,264	$2,999

	Payable Balance at December 31,
(in millions)	2022	2021
Electric distribution (1)	$—	$121
Electric transmission (14)	228	24
Gas distribution and transmission (2)	66	83
Energy procurement (3)	428	211
Public purpose programs (4)	272	259
Nuclear decommissioning adjustment mechanism (15)	8	137
SFGO sale	152	21
Other	504	265
Total regulatory balancing accounts payable	$1,658	$1,121

(1) The electric distribution accounts track the collection of revenue requirements approved in the GRC and other proceedings.
(2) The gas distribution and transmission accounts track the collection of revenue requirements approved in the GRC and the GT&S rate case and other proceedings.
(3) Energy procurement balancing accounts track recovery of costs related to the procurement of electricity and other revenue requirements approved by the CPUC for recovery in procurement-related balancing accounts, including any environmental compliance-related activities.
(4) The Public purpose programs balancing accounts are primarily used to record and recover authorized revenue requirements for CPUC-mandated programs such as energy efficiency.
(5) The FHPMA tracks costs associated with the implementation of regulations and requirements adopted to protect the public from potential fire hazards. Interim rate relief associated with the 2020 WMCE application ceased in May 2022, fully exhausting the current balance of the memorandum accounts.
(6) The FRMMA tracks costs associated with the 2019 WMP for the period January 1, 2019 through June 4, 2019 and other incremental costs associated with fire risk mitigation. Interim rate relief associated with the 2020 WMCE application ceased in May 2022, fully exhausting the current balance of the memorandum accounts.
(7) The WMPMA tracks costs associated with the 2019 WMP for the period June 5, 2019 through December 31, 2019. Interim rate relief associated with the 2020 WMCE application ceased in May 2022, fully exhausting the current balance of the memorandum accounts.
(8) The WMBA tracks costs associated with wildfire mitigation revenue requirement activities approved for cost recovery.
(9) The GRC memorandum accounts track the difference between the revenue requirements in effect on January 1, 2021 and the revenue requirements authorized in the final decision for the 2020 GRC.
(10) The VMBA tracks routine and enhanced vegetation management activities approved for cost recovery.
(11) The insurance premium costs track the current portion of incremental excess liability insurance costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively. In addition to insurance premium costs recorded in Regulatory balancing accounts receivable and in Long-term regulatory assets above, at December 31, 2022, and 2021 there were $48 million and $82 million, respectively, in insurance premium costs recorded in Current regulatory assets.

(12) The WEMA balancing accounts track insurance premium costs paid by the Utility between July 26, 2017 through December 31, 2019 that are incremental to those authorized in the 2017 GRC. On October 21, 2021, the CPUC adopted a final decision approving a settlement agreement among the Utility and other active parties that authorized the Utility to recover $445.5 million over a 12-month period beginning January 1, 2022.
(13) The RUBA tracks costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential customers.
(14) The electric transmission accounts track recovery of costs related to the transmission of electricity approved in the FERC TO rate cases.
(15) The nuclear decommissioning adjustment mechanism tracks costs primarily related to the closure of the Diablo Canyon power plant.

NOTE 5: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities at December 31, 2022:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2027	$4,400	(1)	$(1,930)	$(998)	$1,472
Utility receivables securitization program (2)	September 2024	1,389	(3)	(1,184)	—	205	(3)
PG&E Corporation revolving credit facility	June 2025	500		—	—	500
Total credit facilities		$6,289		$(3,114)	$(998)	$2,177

(1) On October 4, 2022, the Utility further amended the Utility Revolving Credit Agreement to, among other things, (i) increase the aggregate commitments provided by the lenders to $4.4 billion and (ii) extend the maturity date of such agreement to June 22, 2027 (subject to a one-year extension at the option of the Utility). Includes a $1.5 billion letter of credit sublimit.
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

On April 20, 2022, the Utility entered into a term loan credit agreement (the “2022B Utility Term Loan Credit Agreement”), comprised of 364-day tranche loans in the aggregate principal amount of $125 million (the “364-Day 2022B Tranche Loans”) and two-year tranche loans in the aggregate principal amount of $400 million (the “2-Year 2022B Tranche Loans”). The 364-Day 2022B Tranche Loans have a maturity date of April 19, 2023 and the 2-Year 2022B Tranche Loans have a maturity date of April 19, 2024. The 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans bear interest based on the Utility’s election of either (1) the Term Secured Overnight Financing Rate (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.25%, or (2) the base rate plus an applicable margin of 0.25%. The Utility borrowed the entire amount of the 364-Day 2022B Tranche Loans and the 2-Year 2022B Tranche Loans on April 20, 2022.

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

AB 1054

AB 1054 provides that certain capital expenditures may be financed using a structure that securitizes a dedicated customer charge. On March 11, 2022, the Utility filed an application with the CPUC seeking authorization for a second transaction to securitize up to $1.7 billion of fire risk mitigation capital expenditure amounts that have been or would be incurred by the Utility from 2019 through 2022. The $1.7 billion reflected $212 million recorded and $1.16 billion forecasted capital expenditure amounts that were approved by the CPUC in the 2020 GRC and up to $350 million capital expenditure amounts pending in the 2020 WMCE proceeding. On May 4, 2022, the $350 million of capital expenditure amounts were removed because the CPUC extended the schedule in the 2020 WMCE proceeding such that a final decision approving such capital expenditure amounts in that proceeding was no longer expected prior to the issuance of a financing order authorizing the second AB 1054 securitization transaction.  The final amount to be securitized would be based on actual recorded capital expenditures incurred by the Utility prior to the securitization transaction.

On August 5, 2022, the CPUC issued a final decision approving the securitization of up to approximately $1.4 billion of fire risk mitigation capital expenditures, which was the amount requested in the application less the $350 million pending in the 2020 WMCE proceeding. The Utility securitized $975 million of these expenditures in 2022 and plans to securitize remaining expenditures in subsequent periods. On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million of Series 2022-A Senior Secured Recovery Bonds. The senior secured recovery bonds were issued in three tranches: (1) approximately $215 million with an interest rate of 5.045% due July 15, 2034, (2) approximately $200 million with an interest rate of 5.256% due January 15, 2040, and (3) approximately $568 million with an interest rate of 5.536% due July 15, 2049. The payment dates for the Series 2022-A Senior Secured Recovery Bonds are January 15 and July 15 of each year, commencing on July 15, 2023 and continuing until the final maturity date. PG&E Recovery Funding LLC and the Utility entered into certain agreements in connection with the issuance of the Series 2022-A Senior Secured Recovery Bonds, including (1) the Recovery Property Purchase and Sale Agreement, dated as of November 30, 2022 (“the Sale Agreement”), (2) the Recovery Property Servicing Agreement, dated as of November 30, 2022 (the “Servicing Agreement”), and the Administration Agreement, dated as of November 30, 2022 (the “Administration Agreement”).

Pursuant to the agreements described above, the Utility sells rights and interests in the Recovery Property (as defined in the Amended Articles) created pursuant to the Wildfire Financing Law and the Financing Order (as defined in the Amended Articles) to PG&E Recovery Funding LLC; the Utility carries out the functions pursuant to the Servicing Agreement to determine the Fixed Recovery Charges (as defined in the Amended Articles); and the Utility provides corporate management services to PG&E Recovery Funding LLC pursuant to the Administration Agreement. The Utility used the proceeds of the sale of the Recovery Property in accordance with the Wildfire Financing Law and the Financing Order.

For more information on PG&E Recovery Funding LLC, see “Variable Interest Entities” in Note 3 above.

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

On January 6, 2023, the Utility completed the sale of (i) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2033 and (ii) $750 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

The following table summarizes PG&E Corporation’s and the Utility’s long-term debt:

		Balance at
(in millions)	Contractual Interest Rates	December 31, 2022	December 31, 2021
PG&E Corporation
Term Loan - Stated Maturity: 2025	variable rate (1)	$2,681	$2,709
Senior Secured Notes due 2028	5.00%	1,000	1,000
Senior Secured Notes due 2030	5.25%	1,000	1,000
Less: current portion, net of unamortized discount and debt issuance costs		(28)	(26)
Unamortized discount/premium and debt issuance costs, net		(66)	(90)
Total PG&E Corporation Long-Term Debt		4,587	4,593
Utility
First Mortgage Bonds - Stated Maturity:
2022	variable rate (2)	—	500
2022	1.75%	—	2,500
2023	1.70% - 4.25%	2,075	3,575
2024	3.25% - 3.75%	1,800	800
2025	3.45% - 4.95%	1,925	1,475
2026	2.95% - 3.15%	2,551	2,551
2027	2.10% - 5.45%	3,000	2,550
2028	3.00% - 4.65%	1,975	1,975
2029	4.20%	400	—
2030	4.55%	3,100	3,100
2031	2.50% - 3.25%	3,000	3,000
2032	4.40% - 5.90%	1,050	—
2040	3.30% - 4.50%	2,951	2,951
2041	4.20% - 4.50%	700	700
2042	3.75% - 4.45%	750	750
2043	4.60%	375	375
2044	4.75%	675	675
2045	4.30%	600	600
2046	4.00% - 4.25%	1,050	1,050
2047	3.95%	850	850
2050	3.50% - 4.95%	5,025	5,025
2052	5.25%	550	—
Less: current portion, net of unamortized discount and debt issuance costs		(2,072)	(2,996)
Unamortized discount, premium and debt issuance costs, net		(195)	(190)
Total Utility First Mortgage Bonds		32,135	31,816
Recovery Bonds (3)		9,292	860
Less: current portion		(168)	(18)
DWR Loan (4)		312	—
Credit Facilities
Receivables securitization program - Stated Maturity: 2024	variable rate (5)	1,184	974
2-Year Term Loan - Stated Maturity: 2024	variable rate (6)	400	—
18-month Term Loan - Stated Maturity: 2023	variable rate (7)	—	1,441
Less: current portion		—	(1,441)
Total Utility Long-Term Debt		43,155	33,632
Total PG&E Corporation Consolidated Long-Term Debt		$47,742	$38,225

(1) At December 31, 2022 and 2021, the contractual London Interbank Offered Rate (“LIBOR”)-based interest rate on the term loan was 7.44% and 3.50%, respectively.
(2) At December 31, 2021, the contractual LIBOR-based interest rate on $500 million of the first mortgage bonds was 1.69%.
(3) The amount includes bonds related to AB 1054 and SB 901 securitization transactions, see “AB 1054” above and Note 6 for details on interest rates.
(4) The Utility is not required to pay interest on the DWR loan, see Note 3 - Government Assistance.
(5) At December 31, 2022, the contractual Secured Overnight Financing Rate (“SOFR”)-based interest rate on the receivables securitization program was 5.10% and at December 31, 2021. LIBOR-based interest rate on the receivables securitization program was 1.30%.
(6) At December 31, 2022, the contractual SOFR-based interest rate on the term loan was 5.71%.

(7) At December 31, 2021, LIBOR-based interest rate on the term loan was 2.38%. This loan was prepaid in full on March 31, 2022.

Contractual Repayment Schedule

PG&E Corporation’s and the Utility’s combined stated long-term debt principal repayment amounts at December 31, 2022 are reflected in the table below:

(in millions, except interest rates)	2023	2024	2025	2026	2027	Thereafter	Total
PG&E Corporation
Average fixed interest rate	—%	—%	—%	—%	—%	5.13%	5.13%
Fixed rate obligations	$—	$—	$—	$—	$—	$2,000	$2,000
Variable interest rate as of December 31, 2022	7.13%	7.13%	7.13%	—%	—%	—%	7.13%
Variable rate obligations	$28	$28	$2,625	$—	$—	$—	$2,681
Utility (1)
Average fixed interest rate	2.91%	3.40%	3.82%	3.10%	3.22%	4.12%	3.84%
Fixed rate obligations	$2,075	$1,800	$1,925	$2,551	$3,000	$23,051	$34,402
Variable interest rate as of December 31, 2022	—%	5.54%	—%	—%	—%	—%	5.54%
Variable rate obligations	$—	$1,584	$—	$—	$—	$—	$1,584
Recovery Bonds (2)
AB 1054 obligations	$38	$46	$48	$50	$51	$1,592	$1,825
SB 901 obligations	$130	$129	$135	$141	$146	$6,786	$7,467
Total consolidated debt	$2,271	$3,587	$4,733	$2,742	$3,197	$33,429	$49,959

(1) The balance excludes DWR loan, see Note 3 - Government Assistance.
(2) Recovery bonds were issued by, and are repayment obligations of, consolidated VIEs. For AB 1054 interest rates, see above and the 2021 Form 10-K. For SB 901 interest rates, see Note 6.

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

Pursuant to SB 901, on April 30, 2020, the Utility filed an application with the CPUC seeking authorization for a post-emergence transaction to finance, using securitization, $7.5 billion of 2017 wildfire claims costs and create a corresponding customer credit trust that is designed to not impact the net amounts billed to customers. The proceeds of the securitization were used to repay certain debt that the Utility had initially issued for the payment of wildfire claims costs associated with the 2017 Northern California wildfires. On April 23, 2021, the CPUC issued a decision finding that $7.5 billion of the Utility’s 2017 catastrophic wildfire costs and expenses are stress test costs that may be financed through the issuance of recovery bonds pursuant to Public Utilities Code sections 850 et seq. (“CHT Decision”). As requested, the decision authorized the Utility to establish a customer credit trust funded by PG&E Corporation’s shareholders that will provide a monthly credit to customers that is anticipated to equal the fixed recovery charges such that the securitization is designed to be rate neutral to customers. The decision adopts a transaction structure comprised of four elements: (1) an initial shareholder contribution to the customer credit trust of $2.0 billion, $1.0 billion of which was contributed in 2022 and $1.0 billion to be contributed in 2024; (2) up to $7.59 billion of additional contributions funded by certain shareholder tax benefits; (3) a single CPUC review of the balance of the customer credit trust in 2040, with a single contingent supplemental shareholder contribution, if needed, up to $775 million in 2040; and (4) sharing with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

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

On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued the Series 2022-A Recovery Bonds. The Series 2022-A Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Final Maturity Date
A-1	$540,000,000	3.594%	June 1, 2032
A-2	$540,000,000	4.263%	June 1, 2038
A-3	$360,000,000	4.377%	June 3, 2041
A-4	$1,260,000,000	4.451%	December 1, 2049
A-5	$900,000,000	4.674%	December 1, 2053

The net proceeds were used to fund the redemption of all $500 million aggregate principal amount of the Utility’s Floating Rate First Mortgage Bonds due June 16, 2022 on May 16, 2022 and the redemption of all $2.5 billion aggregate principal amount of the Utility’s 1.75% First Mortgage Bonds due June 16, 2022 on May 16, 2022. The Utility used the remaining proceeds from the issuance of the Series 2022-A Recovery Bonds for the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The payment dates for the Series 2022-A Recovery Bonds are June 1 and December 1 of each year, commencing on December 1, 2022 and continuing until the final maturity date.

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

On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued the Series 2022-B Recovery Bonds. The Series 2022-B Recovery Bonds were issued in five tranches:

Tranche	Amount	Interest Rate	Final Maturity Date
B-1	$613,080,000	4.022%	June 1, 2033
B-2	$600,000,000	4.722%	June 1, 2039
B-3	$500,040,000	5.081%	June 3, 2043
B-4	$1,149,960,000	5.212%	December 1, 2049
B-5	$1,036,920,000	5.099%	June 1, 2054

The net proceeds were used to fund (1) the redemption of all $1.5 billion aggregate principal amount of the Utility’s 1.367% First Mortgage Bonds due March 10, 2023 on July 25, 2022, (2) the prepayment of all $500 million of loans outstanding under the 2022A Utility Term Loan Credit Agreement, and (3) the repayment of a portion of loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility also intends to use a portion of the remaining proceeds to fund the redemption of all $1.0 billion aggregate principal amount of the Utility’s 3.25% First Mortgage Bonds due 2024. The payment dates for the Series 2022-B Recovery Bonds are June 1 and December 1 of each year, commencing on June 1, 2023 and continuing until the final maturity date.

Pursuant to the financing order, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charge (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by the SB 901 Recovery Property. The fixed recovery charge is designed to recover the full scheduled principal amount of the recovery bonds along with any associated interest and financing costs. In the context of the CHT decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 12). The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Consolidated Statements of Income and had no net impact on Operating Revenues for the year ended December 31, 2022.

Also pursuant to the CHT decision, upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, previously recognized within wildfire-related claims expense, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion as required in the CHT decision. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Consolidated Statements of Income. During the year ended December 31, 2022, the Utility recorded SB 901 securitization charges, net, of $608 million for inception of the regulatory asset and liability pursuant to the CHT decision discussed above, as well as tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock (See Note 7 below) and amortization of the regulatory asset and liability in the Consolidated Statements of Income. SB 901 securitization charges are expected to increase in future periods, up to $2.09 billion, as the aforementioned tax benefits are recognized and recorded within deferred income taxes.

The following tables illustrate the inception to date SB 901 securitization impact on the Utility’s regulatory assets and liabilities:

SB 901 securitization regulatory asset (in millions)
Regulatory asset balance at inception	$5,500
Amortization	(122)
Balance at December 31, 2022	$5,378

SB 901 securitization regulatory liability (in millions)
Regulatory liability balance at inception	$(5,540)
Amortization	308
Additions	(568)
Balance at December 31, 2022	$(5,800)

NOTE 7: COMMON STOCK AND SHARE-BASED COMPENSATION

PG&E Corporation had 1,987,784,948 shares of common stock outstanding at December 31, 2022, which excludes 247,743,590 shares of common stock owned by ShareCo, and 230,000,000 shares of common stock owned by the Utility. PG&E Corporation held all of the Utility’s outstanding common stock at December 31, 2022.

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

On October 31, 2022, PG&E Corporation suspended the At the Market Equity Distribution Program until further notice. As of the suspension date, PG&E Corporation had not sold any shares pursuant to the Equity Distribution Agreement.

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

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,466,208,388 shares outstanding as of February 16, 2023, only 1,800,721,208 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of February 16, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of February 16, 2023 was 3.46% of the outstanding shares. At various dates throughout 2022, the Fire Victim Trust exchanged Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the year ended December 31, 2022, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 230,000,000 shares resulted in an aggregate tax benefit of $870 million recorded in PG&E Corporation’s and the Utility’s Consolidated Financial Statements. As of February 16, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 290,000,000 shares of PG&E Corporation common stock in the aggregate.

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

On June 15, 2022, the Board of Directors of the Utility reinstated the dividend on the Utility’s common stock and declared a common stock dividend of $425 million that was paid to PG&E Corporation on June 17, 2022. On September 15, 2022, the Board of Directors of the Utility declared a common stock dividend of $425 million that was paid to PG&E Corporation on September 16, 2022. On December 15, 2022, the Board of Directors of the Utility declared a common stock dividend of $425 million that was paid to PG&E Corporation on December 20, 2022. No dividend is payable until declared by the Board of Directors of the Utility.

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

Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock.

Long-Term Incentive Plans

The LTIP (i.e., the PG&E Corporation 2014 LTIP or the PG&E Corporation 2021 LTIP, as applicable) permits various forms of share-based incentive awards, including stock options, restricted stock units, performance shares, and other share-based awards, to eligible employees of PG&E Corporation and its subsidiaries.  Non-employee directors of PG&E Corporation are also eligible to receive certain share-based awards.  A maximum of 91 million shares of PG&E Corporation common stock (subject to certain adjustments) has been reserved for issuance under the LTIP, of which 53,350,101 shares were available for future awards at December 31, 2022.

The following table provides a summary of total share-based compensation expense recognized by PG&E Corporation for share-based incentive awards for 2022:

(in millions)	2022	2021	2020
Stock Options	$—	$—	$3
Restricted stock units	60	35	15
Performance shares	55	21	17
Total compensation expense (pre-tax)	$115	$56	$35
Total compensation expense (after-tax)	$83	$40	$25

Share-based compensation costs are generally not capitalized.  There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Stock Options

The exercise price of stock options granted under the LTIP and all other outstanding stock options is equal to the market price of PG&E Corporation’s common stock on the date of grant.  Stock options generally have a 10-year term and vest over three years of continuous service, subject to accelerated vesting in certain circumstances. As of December 31, 2022, there were no unrecognized compensation costs related to nonvested stock options for PG&E Corporation.

The fair value of each stock option on the date of grant is estimated using the Black-Scholes valuation method. No stock options were granted in 2022 or 2021.

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

There was no tax benefit recognized from stock options for the year ended December 31, 2022.

The following table summarizes stock option activity for PG&E Corporation and the Utility for 2022:

	Number of Stock Options	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	2,195,834	$7.42		$—
Granted (1)	—	—		—
Exercised	—	—		—
Forfeited or expired	(43,702)	10.23		—
Outstanding at December 31	2,152,132	7.36	2.41	—
Vested or expected to vest at December 31	2,152,132	7.36	2.41	—
Exercisable at December 31	2,152,132	$7.36	2.41	$—

(1) Represents additional payout of existing stock option grants.

Restricted Stock Units

Restricted stock units generally vest equally over three years. Vested restricted stock units are settled in shares of PG&E Corporation common stock accompanied by cash payments to settle any dividend equivalents associated with the vested restricted stock units.  Compensation expense is generally recognized ratably over the vesting period based on grant-date fair value.  The weighted average grant-date fair value for restricted stock units granted during 2022, 2021, and 2020 was $11.40, $11.01, and $9.25, respectively.  The total fair value of restricted stock units that vested during 2022, 2021, and 2020 was $46 million, $19 million, and $31 million, respectively.  The tax detriment from restricted stock units that vested in 2022 was $4 million.  In general, forfeitures are recorded ratably over the vesting period, using historical averages and adjusted to actuals when vesting occurs.  As of December 31, 2022, $74 million of total unrecognized compensation costs related to nonvested restricted stock units was expected to be recognized over the remaining weighted average period of 1.48 years.

The following table summarizes restricted stock unit activity for 2022:

	Number of Restricted Stock Units	Weighted Average Grant- Date Fair Value
Nonvested at January 1	10,090,375	$11.00
Granted	5,850,945	11.40
Vested	(4,175,008)	10.96
Forfeited	(788,192)	11.18
Nonvested at December 31	10,978,120	$11.21

Performance Shares

Performance shares generally vest three years after the grant date.  Following vesting, performance shares are settled in shares of common stock based on either PG&E Corporation’s total shareholder return relative to a specified group of industry peer companies over a three-year performance period (“TSR”) or an internal PG&E Corporation metric (subject in some instances to a multiplier based on TSR).  Dividend equivalents, if any, are paid in cash based on the amount of common stock to which the recipients are entitled.

Compensation expense attributable to performance shares is generally recognized ratably over the applicable three-year period based on the grant-date fair value determined using a Monte Carlo simulation valuation model for the TSR-based awards or the grant-date market value of PG&E Corporation common stock for internal metric based awards.  The weighted average grant-date fair value for performance shares granted during 2022, 2021, and 2020 was $13.44, $11.83, and $9.62 respectively.  In general, forfeitures are recorded ratably over the vesting period, using historical averages and adjusted to actuals when vesting occurs.  As of December 31, 2022, $43 million of total unrecognized compensation costs related to nonvested performance shares was expected to be recognized over the remaining weighted average period of 0.94 years.

The following table summarizes activity for performance shares in 2022:

	Number of Performance Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	8,567,009	$9.64
Granted	3,105,604	13.44
Vested	—	—
Forfeited	(650,559)	10.15
Nonvested at December 31	11,022,054	$10.68

NOTE 8: PREFERRED STOCK

PG&E Corporation has authorized 400 million shares of preferred stock, none of which is outstanding.

The Utility has authorized 75 million shares of first preferred stock, with a par value of $25 per share, and 10 million shares of $100 first preferred stock, with a par value of $100 per share.  At December 31, 2022 and 2021, the Utility’s preferred stock outstanding included $145 million of shares with interest rates between 5% and 6% designated as nonredeemable preferred stock and $113 million of shares with interest rates between 4.36% and 5% that are redeemable between $25.75 and $27.25 per share, respectively.  The Utility’s preferred stock outstanding are not subject to mandatory redemption. No shares of $100 first preferred stock are outstanding.

On December 31, 2022, annual dividends on the Utility’s nonredeemable preferred stock ranged from $1.25 to $1.50 per share.  The Utility’s redeemable preferred stock is subject to redemption at the Utility’s option, in whole or in part, if the Utility pays the specified redemption price plus accumulated and unpaid dividends through the redemption date.  At December 31, 2022, annual dividends on redeemable preferred stock ranged from $1.09 to $1.25 per share.

Dividends on all Utility preferred stock are cumulative.  All shares of preferred stock have voting rights and an equal preference in dividend and liquidation rights.  Upon liquidation or dissolution of the Utility, holders of preferred stock would be entitled to the par value of such shares plus all accumulated and unpaid dividends, as specified for the class and series.  On February 8, 2022, the Board of Directors of the Utility authorized the payment of all cumulative and unpaid dividends on the Utility’s preferred stock as of January 31, 2022 totaling $59.1 million, which was paid on May 13, 2022, to holders of record on April 29, 2022. In addition to the dividends paid in arrears, the Utility paid approximately $11 million of dividends on redeemable preferred stock during the year ended December 31, 2022. On December 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 15, 2023, to holders of record on January 31, 2023.

The Utility paid no dividends on preferred stock in 2021 or 2020.

NOTE 9: EARNINGS PER SHARE

PG&E Corporation’s basic EPS is calculated by dividing the income (loss) available for common shareholders by the weighted average number of common shares outstanding.  PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding share-based compensation in the calculation of diluted EPS.  The following is a reconciliation of PG&E Corporation’s income (loss) available for common shareholders and weighted average common shares outstanding for calculating diluted EPS for 2022, 2021, and 2020.

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Income (loss) available for common shareholders	$1,800	$(102)	$(1,318)
Weighted average common shares outstanding, basic	1,987	1,985	1,257
Add incremental shares from assumed conversions:
Employee share-based compensation	8	—	—
Equity Units	137	—	—
Weighted average common shares outstanding, diluted	2,132	1,985	1,257
Total earnings (loss) per common share, diluted	$0.84	$(0.05)	$(1.05)

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive.

NOTE 10: INCOME TAXES

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

The significant components of income tax provision (benefit) by taxing jurisdiction were as follows:

	PG&E Corporation			Utility
	Year Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Current:
Federal	$(1)	$—	$(26)	$(1)	$—	$(26)
State	—	1	(34)	—	—	(34)
Deferred:
Federal	(943)	543	258	(852)	588	290
State	(389)	296	171	(348)	316	185
Tax credits	(5)	(4)	(7)	(5)	(4)	(7)
Income tax provision (benefit)	$(1,338)	$836	$362	$(1,206)	$900	$408

The following tables describe net deferred income tax assets and liabilities:

	PG&E Corporation		Utility
	Year Ended December 31,
(in millions)	2022	2021	2022	2021
Deferred income tax assets:
Tax carryforwards	$7,156	$5,628	$6,868	$5,425
Compensation	157	185	80	108
Greenhouse gas allowance	239	157	239	157
Wildfire-related claims (1)	1,489	1,723	1,489	1,723
Operating lease liability	368	346	368	346
Transmission tower wireless licenses	254	266	254	266
Other (2)	197	121	177	136
Total deferred income tax assets	$9,860	$8,426	$9,475	$8,161
Deferred income tax liabilities:
Property related basis differences	9,374	8,847	9,363	8,835
Regulatory balancing accounts	1,376	1,193	1,376	1,193
Debt financing costs	465	501	465	501
Operating lease right of use asset	368	346	368	346
Income tax regulatory asset (3)	764	517	764	517
Other (4)	245	199	230	178
Total deferred income tax liabilities	$12,592	$11,603	$12,566	$11,570
Total net deferred income tax liabilities	$2,732	$3,177	$3,091	$3,409

(1) Amounts primarily relate to wildfire-related claims, net of estimated insurance recoveries, and legal and other costs related to various wildfires that have occurred in PG&E Corporation’s and the Utility’s service area over the past several years.
(2) Amounts include benefits, state taxes, and customer advances for construction.
(3) Represents the tax gross up portion of the deferred income tax for the cumulative differences between amounts recognized for ratemaking purposes and amounts recognized for tax, including the impact of changes in net deferred taxes associated with a lower federal income tax rate as a result of the Tax Act.
(4) Amount primarily includes an environmental reserve.

The following table reconciles income tax expense at the federal statutory rate to the income tax provision:

	PG&E Corporation			Utility
	Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(75.8)	31.3	(15.3)	(26.9)	24.1	19.1
Effect of regulatory treatment of fixed asset differences (2)	(123.8)	(71.5)	39.0	(49.2)	(51.6)	(44.9)
Tax credits	(3.2)	(1.7)	1.5	(1.3)	(1.2)	(1.7)
Fire Victim Trust (3)	(160.9)	127.3	(44.9)	(64.0)	91.9	51.7
Bankruptcy and emergence	—	—	(37.6)	—	—	2.4
Other, net (4)	12.9	5.3	(2.1)	2.2	2.6	2.2
Effective tax rate	(329.8)%	111.7%	(38.4)%	(118.2)%	86.8%	49.8%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs.  For these temporary tax differences, PG&E Corporation and the Utility recognize the deferred tax impact in the current period and record offsetting regulatory assets and liabilities.  Therefore, PG&E Corporation’s and the Utility’s effective tax rates are impacted as these differences arise and reverse.  PG&E Corporation and the Utility recognize such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates.  In 2022, 2021, and 2020, the amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Act passed in December 2017.
(3) The Utility includes an adjustment for the tax benefit of the sale of shares by the Fire Victim Trust in 2022, a DTA write-off associated with the grantor trust election for the Fire Victim Trust in 2021 and an adjustment for the DTA write-off for difference between the liability recorded related to the Restructuring Support Agreement dated December 6, 2019 with the Official Committee of Tort Claimants and attorneys and other advisors and agents for certain holders of Fire Victim Claims (as defined therein), as amended and the ultimate value of PG&E Corporation stock contributed to the Fire Victim Trust in 2020. PG&E Corporation includes the same adjustment as the Utility in these years as well as a permanent non-deductible equity backstop premium expense in 2020.
(4) These amounts primarily represent the impact of tax audit settlements and non-tax deductible penalty costs.

Unrecognized Tax Benefits

The following table reconciles the changes in unrecognized tax benefits:

	PG&E Corporation			Utility
(in millions)	2022	2021	2020	2022	2021	2020
Balance at beginning of year	$498	$437	$420	$498	$437	$420
Reductions for tax position taken during a prior year	(1)	(23)	(43)	(1)	(23)	(43)
Additions for tax position taken during the current year	73	85	60	73	85	60
Settlements	—	(1)	—	—	(1)	—
Balance at end of year	$570	$498	$437	$570	$498	$437

The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2022 for PG&E Corporation and the Utility was $31 million.

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months based on tax audit progress.

Interest income, interest expense and penalties associated with income taxes are reflected in income tax expense on the Consolidated Statements of Income.  For the years ended December 31, 2022, 2021, and 2020, these amounts were immaterial.

Tax Settlements

PG&E Corporation’s tax returns have been accepted through 2015 for federal income tax purposes, except for a few matters, the most significant of which relate to deductible repair costs for gas transmission and distribution lines of business and tax deductions claimed for regulatory fines and fees assessed as part of the penalty decision issued in 2015 for the San Bruno natural gas explosion in September of 2010. The Internal Revenue Service is auditing tax years 2015 through 2018.

PG&E Corporation’s tax returns have been accepted through 2014 for California income tax purposes. Tax years 2015 and thereafter remain subject to examination by the State of California. The State of California is auditing tax years 2015 through 2019.

Carryforwards

The following table describes PG&E Corporation’s operating loss and tax credit carryforward balances:

(in millions)	December 31, 2022	Expiration Year
Federal:
Net operating loss carryforward - Pre-2018	$3,447	2031 - 2036
Net operating loss carryforward - Post-2017	23,170	N/A
Tax credit carryforward	152	2029 - 2041

State:
Net operating loss carryforward	$25,169	2039 - 2041
Tax credit carryforward	126	Various

PG&E Corporation does not believe that the Chapter 11 Cases resulted in loss of or limitation on the utilization of any of the tax carryforwards. PG&E Corporation will continue to monitor the status of tax carryforwards.

Other Tax Matters

In March 2020, Congress passed, and the President signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Under the CARES Act, PG&E Corporation and the Utility have deferred the payment of 2020 payroll taxes for the remainder of the year to 2021 and 2022. Half of the payment was paid in 2021, and the other half of the payment was paid in 2022.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation (the “Ownership Restrictions”). Due to the election to treat the Fire Victim Trust as a grantor trust for income tax purposes, the calculation of Percentage Stock Ownership (as defined in the Amended Articles) will effectively be based on a reduced number of shares outstanding, namely the total number of outstanding equity securities less the number of equity securities held by the Fire Victim Trust, the Utility, and ShareCo. As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding DTA as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. From inception through December 31, 2022, the Fire Victim Trust exchanged Plan Shares in the aggregate amount of 230,000,000 for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. In the year ended December 31, 2022, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 230,000,000 shares resulted in an aggregate tax benefit of $870 million recorded in PG&E Corporation’s and the Utility’s Consolidated Financial Statements. On January 9, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares and thereafter the Fire Victim Trust reported that it sold the applicable New Shares. An aggregate tax benefit of $256 million will be recorded in January 2023. For more information, see Note 7 above.

NOTE 11: DERIVATIVES

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	December 31, 2022	December 31, 2021
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	171,212,813	173,361,635
	Options	27,785,000	14,420,000
Electricity (MWh)	Forwards, Futures and Swaps	10,814,728	10,283,639
	Options	215,600	288,000
	Congestion Revenue Rights (3)	205,743,505	239,857,610

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of December 31, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$824	$(170)	$537	$1,191
Other noncurrent assets – other	306	—	—	306
Current liabilities – other	(238)	170	16	(52)
Noncurrent liabilities – other	(177)	—	—	(177)
Total commodity risk	$715	$—	$553	$1,268

As of December 31, 2021, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$58	$(9)	$152	$201
Other noncurrent assets – other	169	—	—	169
Current liabilities – other	(53)	9	18	(26)
Noncurrent liabilities – other	(216)	—	—	(216)
Total commodity risk	$(42)	$—	$170	$128

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of December 31, 2022, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

NOTE 12: FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements
	At December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$658	$—	$—	$—	$658
Fixed-income securities	—	49	—	—	49
Nuclear decommissioning trusts
Short-term investments	117	—	—	—	117
Global equity securities	1,845	—	—	—	1,845
Fixed-income securities	1,094	791	—	—	1,885
Assets measured at NAV	—	—	—	—	25
Total nuclear decommissioning trusts (2)	3,056	791	—	—	3,872
Customer credit trust
Short-term investments	19	—	—	—	19
Global equity securities	218	—	—	—	218
Fixed-income securities	216	292	—	—	508
Total customer credit trust	453	292	—	—	745
Price risk management instruments (Note 11)
Electricity	—	94	432	40	566
Gas	—	604	—	327	931
Total price risk management instruments	—	698	432	367	1,497
Rabbi trusts
Short-term investments	25	—	—	—	25
Global equity securities	5	—	—	—	5
Fixed-income securities	—	69	—	—	69
Life insurance contracts	—	64	—	—	64
Total rabbi trusts	30	133	—	—	163
Long-term disability trust
Short-term investments	10	—	—	—	10
Assets measured at NAV	—	—	—	—	133
Total long-term disability trust	10	—	—	—	143
TOTAL ASSETS	$4,207	$1,963	$432	$367	$7,127
Liabilities:
Price risk management instruments (Note 11)
Electricity	$—	$10	$233	$(20)	$223
Gas	—	172	—	(166)	6
TOTAL LIABILITIES	$—	$182	$233	$(186)	$229

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $575 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the years ended December 31, 2022 and 2021.

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

Significant increases or decreases in any of those inputs would result in a significantly higher or lower fair value, respectively.  All reasonable costs related to Level 3 instruments are expected to be recoverable through rates; therefore, there is no impact on net income resulting from changes in the fair value of these instruments.  See Note 11 above.

	Fair Value at
(in millions)	At December 31, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$305	$138	Market approach	CRR auction prices	$ (145.09) - 2,724.93 / 0.89
Power purchase agreements	$127	$95	Discounted cash flow	Forward prices	$ (6.39) - 286.75 / 78.14

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2021		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$188	$93	Market approach	CRR auction prices	$ (40.77) - 2,265.94 / 0.40
Power purchase agreements	$26	$155	Discounted cash flow	Forward prices	$ (7.97) - 256.20 / 47.17

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the years ended December 31, 2022 and 2021, respectively:

	Price Risk Management Instruments
(in millions)	2022	2021
Liability balance as of January 1	$(34)	$(72)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	233	38
Asset (Liability) balance as of December 31	$199	$(34)

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of December 31, 2022 and December 31, 2021, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At December 31, 2022		At December 31, 2021
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 5)
PG&E Corporation	$4,355	$4,490	$4,619	$4,796
Utility	32,847	27,666	31,816	35,803

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of December 31, 2022
Nuclear decommissioning trusts
Short-term investments	$117	$—	$—	$117
Global equity securities	413	1,468	(11)	1,870
Fixed-income securities	1,991	10	(116)	1,885
Total (1)	$2,521	$1,478	$(127)	$3,872
As of December 31, 2021
Nuclear decommissioning trusts
Short-term investments	$22	$—	$—	$22
Global equity securities	479	2,066	(10)	2,535
Fixed-income securities	1,938	98	(12)	2,024
Total (1)	$2,439	$2,164	$(22)	$4,581

(1) Represents amounts before deducting $575 million and $783 million as of December 31, 2022 and December 31, 2021, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	December 31, 2022
Less than 1 year	$42
1–5 years	624
5–10 years	400
More than 10 years	819
Total maturities of fixed-income securities	$1,885

The following table provides a summary of activity for the fixed-income and equity securities:

(in millions)	2022	2021	2020
Proceeds from sales and maturities of nuclear decommissioning trust investments	$3,316	$1,678	$1,518
Gross realized gains on securities	2	286	159
Gross realized losses on securities	(3)	(19)	(41)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of December 31, 2022
Customer credit trust
Short-term investments	$19	$—	$—	$19
Global equity securities	219	13	(14)	218
Fixed-income securities	516	—	(8)	508
Total	$754	$13	$(22)	$745

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	December 31, 2022
Less than 1 year	$79
1–5 years	123
5–10 years	120
More than 10 years	186
Total maturities of fixed-income securities	$508

The following table provides a summary of activity for the fixed-income and equity securities:

(in millions)	2022
Proceeds from sales and maturities of customer credit trust investments	$250
Gross realized gains on securities	10
Gross realized losses on securities (1)	(41)

(1) Includes $6 million of impaired debt securities which were written down to their respective fair values during the year ended December 31, 2022.

NOTE 13: EMPLOYEE BENEFIT PLANS

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

Change in Plan Assets, Benefit Obligations, and Funded Status

The following tables show the reconciliation of changes in plan assets, benefit obligations, and the plans’ aggregate funded status for pension benefits and other benefits for PG&E Corporation during 2022 and 2021:

Pension Plan

(in millions)	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$21,895	$20,759
Actual return on plan assets	(4,916)	1,693
Company contributions	339	335
Benefits and expenses paid	(949)	(892)
Fair value of plan assets at end of year	$16,369	$21,895

Change in benefit obligation:
Benefit obligation at beginning of year	$22,759	$23,172
Service cost for benefits earned	575	587
Interest cost	692	645
Actuarial gain (1)	(6,471)	(752)
Plan amendments	—	—
Benefits and expenses paid	(947)	(893)
Benefit obligation at end of year (2)	$16,608	$22,759

Funded Status:
Current liability	$(8)	$(9)
Noncurrent liability	(231)	(856)
Net liability at end of year	$(239)	$(865)

(1) The actuarial gain for the year ended December 31, 2022 and December 31, 2021 was due to an increase in the discount rate used to measure the projected benefit obligation, offset by unfavorable changes in the demographic assumptions.
(2) PG&E Corporation’s accumulated benefit obligation was $15.4 billion and $20.4 billion at December 31, 2022 and 2021, respectively.

Postretirement Benefits Other than Pensions

(in millions)	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$3,102	$2,995
Actual return on plan assets	(693)	193
Company contributions	26	10
Plan participant contribution	81	80
Benefits and expenses paid	(180)	(176)
Fair value of plan assets at end of year	$2,336	$3,102

Change in benefit obligation:
Benefit obligation at beginning of year	$1,766	$1,876
Service cost for benefits earned	62	63
Interest cost	53	51
Actuarial gain (1)	(486)	(152)
Benefits and expenses paid	(162)	(156)
Federal subsidy on benefits paid	3	4
Plan participant contributions	81	80
VSP related termination benefits (3)	22	—
Benefit obligation at end of year	$1,339	$1,766

Funded Status: (2)
Noncurrent asset	$997	$1,340
Noncurrent liability	—	(4)
Net asset at end of year	$997	$1,336

(1) The actuarial gain for the year ended December 31, 2022 was primarily due to an increase in the discount rate used to measure the accumulated benefit obligations, offset by unfavorable changes in demographic assumptions. The actuarial gain for the year ended December 31, 2021 was primarily due to an increase in the discount rate used to measure the accumulated benefit obligations and favorable claims cost changes
(2) At December 31, 2022 and 2021, the postretirement medical plan and the postretirement life insurance plan were in overfunded positions. The projected benefit obligation and the fair value of plan assets for the postretirement life insurance plan were $259 million and $266 million as of December 31, 2022, and $363 million and $359 million as of December 31, 2021, respectively.
(3) Represents VSP-related credits to employee retirement health savings accounts. See Note 3 above.

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

Net periodic benefit costs as reflected in PG&E Corporation’s Consolidated Statements of Income were as follows:

Pension Plan

(in millions)	2022	2021	2020
Service cost for benefits earned (1)	$575	$587	$530
Interest cost	692	645	713
Expected return on plan assets	(1,189)	(1,046)	(1,044)
Amortization of prior service cost	(4)	(6)	(6)
Amortization of net actuarial loss	2	6	3
Net periodic benefit cost	76	186	196
Less: transfer to regulatory account (2)	254	147	136
Total expense recognized	$330	$333	$332

(1) A portion of service costs are capitalized pursuant to ASU 2017-07.
(2) The Utility recorded these amounts to a regulatory account as they are probable of recovery through future rates.

Postretirement Benefits Other than Pensions

(in millions)	2022	2021	2020
Service cost for benefits earned (1)	$62	$63	$61
Interest cost	53	51	63
Expected return on plan assets	(130)	(137)	(138)
Amortization of prior service cost	7	14	14
Amortization of net actuarial loss	(40)	(33)	(21)
Special termination benefits	22	—	—
Net periodic benefit cost	$(26)	$(42)	$(21)

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

Valuation Assumptions

The following weighted average year-end actuarial assumptions were used in determining the plans’ projected benefit obligations and net benefit costs.

	Pension Plan			PBOP Plans
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	5.54%	3.03%	2.77%	5.50 - 5.54%	2.97 - 3.04%	2.67 - 2.80%
Rate of future compensation increases	3.80%	3.80%	3.80%	N/A	N/A	N/A
Expected return on plan assets	6.10%	5.50%	5.10%	3.70 - 7.30%	3.30 - 6.40%	3.10 - 6.10%
Interest crediting rate for cash balance plan	4.19%	1.95%	1.95%	N/A	N/A	N/A

The assumed health care cost trend rate as of December 31, 2022 was 6.5%, gradually decreasing to the ultimate trend rate of approximately 4.5% in 2031 and beyond.

Expected rates of return on plan assets were developed by estimating future stock and bond returns and then applying these returns to the target asset allocations of the employee benefit plan trusts, resulting in a weighted average rate of return on plan assets.  Returns on fixed-income debt investments were projected based on real maturity and credit spreads added to a long-term inflation rate.  Returns on equity investments were projected based on estimates of dividend yield and real earnings growth added to a long-term inflation rate.  For the pension plan, the assumed return of 6.1% compares to a ten-year actual return of 5.8%.  The rate used to discount pension benefits and other benefits was based on a yield curve developed from market data of over approximately 848 Aa-grade non-callable bonds at December 31, 2022.  This yield curve has discount rates that vary based on the duration of the obligations.  The estimated future cash flows for the pension benefits and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

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

Derivative instruments such as equity index futures are used to meet target equity exposure. Derivative instruments, such as equity index futures and U.S. treasury futures, are also used to rebalance the allocation between fixed income and equity of the pension’s portfolio. Foreign currency exchange contracts are used to hedge a portion of the non U.S. dollar exposure of global equity investments.

The target asset allocation percentages for major categories of trust assets for pension and other benefit plans are as follows:

	Pension Plan			PBOP Plans
	2023	2022	2021	2023	2022	2021
Global equity securities	26%	30%	30%	28%	26%	36%
Absolute return	1%	2%	2%	1%	1%	1%
Real assets	8%	8%	8%	3%	3%	5%
Fixed-income securities	65%	60%	60%	68%	70%	58%
Total	100%	100%	100%	100%	100%	100%

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

Fair Value Measurements

The following tables present the fair value of plan assets for pension and other benefits plans by major asset category at December 31, 2022 and 2021.

	Fair Value Measurements
	At December 31,
	2022				2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension Plan:
Short-term investments	$461	$126	$—	$587	$552	$255	$—	$807
Global equity securities	1,430	—	—	1,430	2,074	424	—	2,498
Absolute Return	—	—	—	—	—	1	—	1
Real assets	426	—	—	426	632	—	—	632
Fixed-income securities	1,946	6,086	8	8,040	2,729	7,388	27	10,144
Assets measured at NAV	—	—	—	5,886	—	—	—	7,972
Total	$4,263	$6,212	$8	$16,369	$5,987	$8,068	$27	$22,054
PBOP Plans:
Short-term investments	$26	$—	$—	$26	$31	$—	$—	$31
Global equity securities	83	—	—	83	105	—	—	105
Real assets	29	—	—	29	34	—	—	34
Fixed-income securities	406	702	1	1,109	776	875	1	1,652
Assets measured at NAV	—	—	—	1,100	—	—	—	1,296
Total	$544	$702	$1	$2,347	$946	$875	$1	$3,118
Total plan assets at fair value				$18,716				$25,172

In addition to the total plan assets disclosed at fair value in the table above, the trusts had other net liabilities of $11 million and $175 million at December 31, 2022 and 2021, respectively, comprised primarily of cash, accounts receivable, deferred taxes, and accounts payable.

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

Transfers Between Levels

No material transfers between levels occurred in the years ended December 31, 2022 or 2021.

Level 3 Reconciliation

The following table is a reconciliation of changes in the fair value of instruments for the pension plan that have been classified as Level 3 for the years ended December 31, 2022 and 2021:

(in millions)
For the year ended December 31, 2022	Fixed-Income
Balance at beginning of year	$27
Actual return on plan assets:
Relating to assets still held at the reporting date	1
Relating to assets sold during the period	—
Purchases, issuances, sales, and settlements:
Purchases	6
Settlements	(26)
Balance at end of year	$8

(in millions)
For the year ended December 31, 2021	Fixed-Income
Balance at beginning of year	$12
Actual return on plan assets:
Relating to assets still held at the reporting date	6
Relating to assets sold during the period	(7)
Purchases, issuances, sales, and settlements:
Purchases	22
Settlements	(6)
Balance at end of year	$27

There were no material transfers out of Level 3 in 2022 or 2021.

Cash Flow Information

Employer Contributions

PG&E Corporation and the Utility contributed $339 million to the pension benefit plans and $26 million to the other benefit plans in 2022.  These contributions are consistent with PG&E Corporation’s and the Utility’s funding policy, which is to contribute amounts that are tax-deductible and consistent with applicable regulatory decisions and federal minimum funding requirements.  None of these pension or other benefits were subject to a minimum funding requirement requiring a cash contribution in 2022.  The Utility’s pension benefits met all the funding requirements under the Employee Retirement Income Security Act.  PG&E Corporation and the Utility expect to make total contributions of approximately $327 million to the pension plan in 2023. PG&E Corporation and the Utility did not request to make contributions to the other postretirement benefit plans in the 2023 GRC.

Benefits Payments and Receipts

As of December 31, 2022, the estimated benefits expected to be paid and the estimated federal subsidies expected to be received in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are as follows:

(in millions)	Pension Plan	PBOP Plans	Federal Subsidy
2023	907	97	(4)
2024	996	98	(4)
2025	1028	100	(4)
2026	1057	94	(4)
2027	1,082	94	(4)
Thereafter in the succeeding five years	5,702	475	(4)

There were no material differences between the estimated benefits expected to be paid by PG&E Corporation and paid by the Utility for the years presented above.  There were also no material differences between the estimated subsidies expected to be received by PG&E Corporation and received by the Utility for the years presented above.

Retirement Savings Plan

PG&E Corporation sponsors a retirement savings plan, which qualifies as a 401(k) defined contribution benefit plan under the IRC. This plan permits eligible employees to make pre-tax and after-tax contributions into the plan, and provides for employer contributions to be made to eligible participants.  Total expenses recognized for defined contribution benefit plans reflected in PG&E Corporation’s Consolidated Statements of Income were $144 million, $133 million, and $119 million in 2022, 2021, and 2020, respectively. Beginning January 1, 2019 PG&E Corporation changed its default matching contributions under its 401(k) plan from PG&E Corporation common stock to cash. Beginning in March 2019, at PG&E Corporation’s directive, the 401(k) plan trustee began purchasing new shares in the PG&E Corporation common stock fund on the open market rather than directly from PG&E Corporation.

There were no material differences between the employer contribution expense for PG&E Corporation and the Utility for the years presented above.

NOTE 14: RELATED PARTY AGREEMENTS AND TRANSACTIONS

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

The Utility’s significant related party transactions were:

	Year Ended December 31,
(in millions)	2022	2021	2020
Utility revenues from:
Administrative services provided to PG&E Corporation	$3	$3	$3
Utility expenses from:
Administrative services received from PG&E Corporation	$104	$82	$108
Utility employee benefit due to PG&E Corporation	85	39	34

At December 31, 2022 and 2021, the Utility had receivables of $33 million and $173 million, respectively, from PG&E Corporation included in Accounts receivable – other and Noncurrent assets – other on the Utility’s Consolidated Balance Sheets, and payables of $46 million and $19 million, respectively, to PG&E Corporation included in accounts payable – other on the Utility’s Consolidated Balance Sheets.

On August 11, 2021, PG&E Corporation borrowed $145 million from the Utility under an interest bearing 364-day intercompany note due August 10, 2022. On June 17, 2022, this loan was repaid in full.

NOTE 15: WILDFIRE-RELATED CONTINGENCIES

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

Assessing whether a loss is probable or reasonably possible, whether the loss or a range of losses is estimable, and the amount of the best estimate or lower end of the range often requires management to exercise significant judgment about future events. Management makes these assessments based on a number of assumptions and subjective factors, including negotiations (including those during mediations with claimants), discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter, and estimates based on currently available information and prior experience with wildfires.

Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information. As more information becomes available, including from potential claimants as litigation or resolution efforts progress, management estimates and assumptions regarding the potential financial impacts of wildfire events may change. PG&E Corporation’s and the Utility’s provision for loss and expense excludes anticipated legal costs, which are expensed as incurred. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the outcome of the following matters.

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

Unless expressly noted otherwise, the loss accruals in this Note reflect the lower end of the range of the reasonably estimable range of losses. PG&E Corporation and the Utility believe that it is reasonably possible that the amount of loss could be greater than the accrued estimated amounts but are unable to reasonably estimate the additional loss and the upper end of the range because, as described above, there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PG&E Corporation and the Utility and the outcome of the criminal proceeding initiated against the Utility in connection with the 2020 Zogg fire. If the liability for wildfires were to exceed $1.0 billion in the aggregate in any Coverage Year, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 to satisfy settled or finally adjudicated eligible claims in excess of such amount, except that claims related to the 2019 Kincade fire would be subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire, USFS, or the relevant district attorney’s office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damages and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

2019 Kincade Fire

According to Cal Fire, on October 23, 2019 at approximately 9:27 p.m. Pacific Time, a wildfire began northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), located in the service area of the Utility. According to a Cal Fire incident update dated March 3, 2020, 3:35 p.m. Pacific Time, the 2019 Kincade fire consumed 77,758 acres and resulted in no fatalities, four first responder injuries, 374 structures destroyed, and 60 structures damaged. In connection with the 2019 Kincade fire, state and local officials issued numerous mandatory evacuation orders and evacuation warnings. Based on County of Sonoma information, PG&E Corporation and the Utility understand that the geographic zones subject to either a mandatory evacuation order or an evacuation warning between October 23, 2019 and November 4, 2019 included approximately 200,000 persons.

On July 16, 2020, Cal Fire issued a press release with its determination that the Utility’s equipment caused the 2019 Kincade fire.

On April 6, 2021, the Sonoma County District Attorney’s Office (“the Sonoma D.A.”) filed a complaint charging the Utility with five felonies and 28 misdemeanors related to the 2019 Kincade fire. On January 28, 2022, the Sonoma D.A. filed the Kincade Amended Complaint, which replaced two felonies with five different felonies and dropped six misdemeanor counts. On April 8, 2022, the Utility and the Sonoma D.A. filed a civil stipulated judgment to resolve the criminal prosecution of the Utility in connection with the 2019 Kincade fire (the “Kincade Stipulation”) without the Utility admitting any liability. Subject to the terms and conditions of the Kincade Stipulation, the Utility will pay a total of $20.25 million, which will not be recoverable through rates. Pursuant to the Kincade Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving Sonoma County; (ii) take certain wildfire mitigation actions consistent with its WMP; and (iii) engage an independent compliance monitor for at least five years to monitor the Utility’s compliance with certain commitments under the Kincade Stipulation, including its commitments to carry out vegetation management and equipment inspections in Sonoma County consistent with its WMP. After the Kincade Stipulation was entered by the Sonoma County Superior Court, the Sonoma D.A. moved to dismiss the Kincade Amended Complaint with prejudice, and the court granted the motion on April 11, 2022. In the first quarter of 2022, PG&E Corporation and the Utility recorded $20.25 million within Other current liabilities and Other noncurrent liabilities in connection with the Kincade Stipulation. As of December 31, 2022, $5.45 million has been paid pursuant to the Kincade Stipulation.

On July 14, 2022, the CPUC issued final approval of a settlement between the SED and the Utility (the “Kincade SED Settlement”). The Kincade SED Settlement resolves SED’s investigation into the 2019 Kincade fire and provides for the removal of approximately 70 transmission lines or portions of lines that are no longer in service and are de-energized but have not been removed as required by CPUC rules. The Kincade SED Settlement provides that the Utility (i) will pay $40 million to California’s General Fund; (ii) will remove permanently abandoned transmission lines over a ten-year period; and (iii) must incur $85 million of the costs of such work by December 31, 2024, for which it may not seek recovery. SED agreed to refrain from instituting enforcement proceedings against the Utility for not having removed the lines previously. The Kincade SED Settlement states that it does not constitute an admission by the Utility of violations of GOs or statutory requirements. In the third quarter of 2021, PG&E Corporation and the Utility recorded $40 million within Other current liabilities in connection with the Kincade SED Settlement. As of December 31, 2022, $20 million has been paid to California’s General Fund pursuant to the Kincade SED Settlement. For the $85 million of cost of removal that the Utility will not seek recovery, the Utility recorded such disallowances in the first quarter of 2022 upon identification of the facilities to be removed.

As of February 16, 2023, PG&E Corporation and the Utility are aware of approximately 113 complaints on behalf of at least 2,720 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court scheduled trial for November 7, 2022, which it vacated on October 11, 2022.

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

On October 11, 2022, the Utility entered into a tolling agreement with the California Governor’s Office of Emergency Services (“Cal OES”), which remains in effect.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $800 million as of December 31, 2021 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded additional charges during 2022 for potential losses in connection with the 2019 Kincade fire of $225 million, for an aggregate liability of $1.025 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.025 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2019 Kincade fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$769
Accrued Losses	225
Payments	(344)
Balance at December 31, 2022	$650

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of December 31, 2022, the Utility recorded an insurance receivable for the full amount of $430 million.

2020 Zogg Fire

According to Cal Fire, on September 27, 2020, at approximately 4:03 p.m. Pacific Time, a wildfire began in the area of Zogg Mine Road and Jenny Bird Lane, north of Igo in Shasta County, California (the “2020 Zogg fire”), located in the service area of the Utility. According to a Cal Fire incident update dated October 16, 2020, 3:08 p.m. Pacific Time, the 2020 Zogg fire consumed 56,338 acres and resulted in four fatalities, one injury, 204 structures destroyed, and 27 structures damaged.

On March 22, 2021, Cal Fire issued a press release with its determination that the 2020 Zogg fire was caused by a pine tree contacting electrical facilities owned and operated by the Utility located north of the community of Igo.

On September 24, 2021, the Shasta County District Attorney’s Office charged the Utility with 11 felonies and 20 misdemeanors related to the 2020 Zogg fire, the 2020 Daniel fire, the 2020 Ponder fire, and the 2021 Woody fire. On September 24, 2021, PG&E Corporation and the Utility announced that they disputed the charges. They further announced that they would accept Cal Fire’s finding that a Utility electric line caused the 2020 Zogg fire, even though PG&E Corporation and the Utility did not have access to all of the evidence that Cal Fire gathered. On November 18, 2021, the Utility filed a demurrer to 10 of the 31 counts. On May 2, 2022, the Shasta County Superior Court overruled the demurrer. On June 9, 2022, the Utility entered a plea of not guilty to all of the charges. At the conclusion of the preliminary hearing conducted in January and February 2023, the court dismissed 20 of the 31 counts, including all charges related to the three smaller fires as well as all charges relating to air contamination. On February 3, 2023, the Shasta County District Attorney’s Office filed a superseding charging document, which charges the Utility with the 11 remaining counts. The court has set a trial date on those charges for June 6, 2023.

Under California law (including Penal Code section 1202.4), if the Utility were convicted of any of the charges, the sentencing court must order the Utility to “make restitution to the victim or victims in an amount established by court order” that is “sufficient to fully reimburse the victim or victims for every determined economic loss incurred as the result of” the Utility’s underlying conduct, in addition to interest and the victim’s or victims’ attorneys’ fees. This requirement for full reimbursement of economic loss is not waivable by either the government or the victims and is not offset by any compensation that the victims have received or may receive from their insurance carriers. If convicted of any of the charges, the Utility could be subject to fines, penalties, and restitution to victims for their economic losses (including property damage, medical and mental health expenses, lost wages, lost profits, attorneys’ fees and interest), as well as non-monetary remedies such as oversight requirements. If convicted of any of the charges, the Utility currently believes that its total losses associated with the fire could materially exceed the accrued estimated liabilities that PG&E Corporation and the Utility have recorded to reflect the lower end of the range of the reasonably estimable range of losses. The Utility is unable to determine a reasonable estimate of the amount of such additional losses. The Utility does not expect that any of its liability insurance would be available to cover restitution payments ordered by the court presiding over the criminal proceeding.

On October 25, 2022, the SED issued a proposed administrative enforcement order alleging that the Utility violated CPUC regulations and Public Utilities Code Section 451 in connection with the CPUC’s investigation of the 2020 Zogg fire. The proposed order recommends a penalty of $155 million. On February 21, 2023, the Utility and the SED filed a joint motion for approval of a settlement agreement (the “Zogg SED Settlement”). The Zogg SED Settlement provides that the Utility would (i) pay $10 million to California’s General Fund; (ii) implement certain enhancements to its vegetation management processes; (iii) incur $140 million in connection with certain initiatives specified in the Zogg SED Settlement, and the Utility may not seek recovery of this $140 million of costs. The SED agreed to refrain from instituting any further enforcement proceedings against the Utility related to the 2020 Zogg fire. The Zogg SED Settlement states that it does not constitute an admission or evidence of any wrongdoing, fault, omission, negligence, imprudence, or liability on the part of the Utility. In connection with the Zogg SED Settlement, PG&E Corporation and the Utility recorded a liability of $10 million reflected in Other current liabilities on the Consolidated Financial Statements for the year ended December 31, 2022. For the $140 million of costs for which the Utility will not seek recovery, the Utility expects to record disallowances as such costs are incurred.

Various other entities, which may include other law enforcement agencies, may also be investigating the fire. It is uncertain when any such investigations will be complete.

As of February 16, 2023, PG&E Corporation and the Utility are aware of approximately 29 complaints on behalf of at least 523 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court has set a trial date in the coordinated proceeding for August 14, 2023.

In addition, on March 18, 2022, Cal Fire filed a complaint against the Utility in the coordinated proceeding seeking to recover approximately $34.5 million for fire suppression and other costs incurred in connection with the 2020 Zogg fire. The Utility filed an answer to Cal Fire’s complaint on May 3, 2022. The Utility and Cal Fire reached a settlement of Cal Fire’s claims and dismissal of Cal Fire’s complaint with prejudice was entered on December 22, 2022. On September 26, 2022, the Utility entered into a tolling agreement with Cal OES, which remains in effect.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $375 million as of December 31, 2021 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded additional charges for potential losses in connection with the 2020 Zogg fire of $25 million, for an aggregate liability of $400 million (before available insurance).

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

Loss Accrual (in millions)
Balance at December 31, 2021	$211
Accrued Losses	25
Payments	(204)
Balance at December 31, 2022	$32

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of December 31, 2022, the Utility recorded an insurance receivable for $370 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $400 million probable loss estimate less an initial self-insured retention of $60 million, plus $30 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

2021 Dixie Fire

According to the Cal Fire Investigation Report on the 2021 Dixie fire (the “Cal Fire Investigation Report”), on July 13, 2021, at approximately 5:07 p.m. Pacific Time, a wildfire began in the Feather River Canyon near Cresta Dam (the “2021 Dixie fire”), located in the service area of the Utility. According to the Cal Fire Investigation Report, the 2021 Dixie fire consumed 963,309 acres and resulted in 1,311 structures destroyed and 94 structures damaged (including 763 residential homes, 12 multi-family homes, 8 commercial residential homes, 148 nonresidential commercial structures, and 466 detached structures), and four first-responder injuries. The Cal Fire Investigation Report does not attribute a fatality that was previously published in an October 25, 2021 Cal Fire incident report to the 2021 Dixie fire.

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. Based on the information currently available to the Utility, including its inspection records, operating and inspection protocols and procedures, implementation of those protocols and procedures, and day-of-event response, the Utility believes its personnel acted reasonably (within the meaning of the applicable prudency standard discussed under “Regulatory Recovery” below) given the information available at the time and followed applicable policies and protocols both before ignition and in the day-of-event response. While an intervenor in a future cost recovery proceeding may argue the Cal Fire Investigation Report itself creates serious doubt with respect to the reasonableness of the Utility’s conduct, PG&E Corporation and the Utility do not believe the report identifies sufficient facts to shift the burden of proof applicable in a proceeding for cost recovery to the Utility. (See “Regulatory Recovery” and “Wildfire Fund under AB 1054”). PG&E Corporation and the Utility disagree with many allegations in the Cal Fire Investigation Report and plan to vigorously contest them. However, if the CPUC or the FERC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable, the Utility would not be able to recover costs through FERC TO rates, or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

The District Attorneys’ Offices of Butte County, Plumas County, Shasta County, Lassen County and Tehama County (the “North State Counties”), as well as the SED and OEIS, have been investigating the fire; various other entities, which may include other state and federal law enforcement agencies, may also be investigating the fire. The United States Attorney’s Office for the Eastern District of California issued a subpoena for documents as well. PG&E Corporation and the Utility are cooperating with the investigations. Except for the investigation by the District Attorneys of the North State Counties, it is uncertain when any other such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2021 Dixie fire. This investigation is ongoing.

On April 11, 2022, the Utility and the District Attorneys of the North State Counties filed a civil stipulated judgment to permanently resolve any potential state criminal prosecution of the Utility in connection with the 2021 Dixie fire (the “Dixie Stipulation”) without the Utility admitting any liability, and the court entered the judgment on that same date. Subject to the terms and conditions of the Dixie Stipulation, the Utility will pay a total of $34.75 million, which will not be recoverable through rates. Pursuant to the Dixie Stipulation, the Utility has also agreed to: (i) fill at least 80 new internal employee positions headquartered in or serving the North State Counties; (ii) take certain other wildfire mitigation actions consistent with its WMP; (iii) engage an independent compliance monitor for five years to monitor the Utility’s compliance with certain commitments under the Dixie Stipulation, including its commitments to carry out vegetation management and equipment inspections in the North State Counties consistent with its WMP; (iv) take good faith steps to initiate mediations with certain commercial timber landowners; and (v) initiate an expedited compensation program under which individuals whose homes, including mobile homes, were destroyed by the 2021 Dixie fire can submit an electronic claim form and supporting documentation, and the Utility will make them an offer to resolve their loss based on an objective, pre-determined valuation framework. The Dixie Stipulation also permanently resolved any potential state criminal prosecution of the Utility in connection with the 2021 Fly fire, which merged with the 2021 Dixie fire. In the first quarter of 2022, PG&E Corporation and the Utility recorded $34.75 million within Other current liabilities and Other noncurrent liabilities in connection with the Dixie Stipulation. As of December 31, 2022, $30.75 million has been paid pursuant to the Dixie Stipulation.

On January 17, 2023, PG&E Corporation and the Utility reached an agreement with certain public entities to settle their claims for $24 million.

As of February 16, 2023, PG&E Corporation and the Utility are aware of approximately 81 complaints on behalf of at least 2,094 plaintiffs related to the 2021 Dixie fire and expect that they may receive further such complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On February 2, 2023, the court vacated the prior trial date and continued it to August 28, 2023. PG&E Corporation and the Utility expect to enter into an agreement with the insurance subrogation plaintiffs in the 2021 Dixie fire litigation to resolve their claims arising from the 2021 Dixie fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.15 billion as of the year ended December 31, 2021 (before available recoveries). As a result of the public entities settlement, the aggregate liability increased to $1.175 billion as of December 31, 2022.

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.175 billion represent only claims based on the doctrine of inverse condemnation and do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) evacuation costs, or (v) any other amounts that are not reasonably estimable.

As noted above, the aggregate estimated liability for claims in connection with the 2021 Dixie fire does not include potential claims for fire suppression costs from federal, state, county, or local agencies or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2021 Dixie fire. PG&E Corporation and the Utility believe, however, that such losses could be significant with respect to fire suppression costs due to the size and duration of the 2021 Dixie fire and corresponding magnitude of fire suppression resources dedicated to fighting the 2021 Dixie fire and with respect to claims for damage to land and vegetation in national parks or national forests due to the very large number of acres of national park and national forests that were affected by the 2021 Dixie fire. According to the Cal Fire Investigation Report, over $650 million of costs had been incurred in suppressing the 2021 Dixie fire. The Utility estimates that the fire burned approximately 70,000 acres of national parks and approximately 685,000 acres of national forests.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2021 Dixie fire since December 31, 2021.

Loss Accrual (in millions)
Balance at December 31, 2021	$1,150
Accrued Losses	25
Payments	(44)
Balance at December 31, 2022	$1,131

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of December 31, 2022, the Utility recorded an insurance receivable of $530 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $370 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of December 31, 2022, the Utility recorded a Wildfire Fund receivable of $175 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $115 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $388 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA. The WEMA regulatory asset increased by $41 million during the year ended December 31, 2022.

2022 Mosquito Fire

On September 6, 2022, at approximately 6:17 p.m. Pacific Time, the Utility was notified that a wildfire had ignited near OxBow Reservoir in Placer County, California (the “2022 Mosquito fire”), located in the service area of the Utility. The National Wildfire Coordinating Group’s InciWeb incident overview dated November 4, 2022 at 6:30 p.m. Pacific Time indicated that the 2022 Mosquito fire had consumed approximately 76,788 acres at that time. It also indicated no fatalities, no injuries, 13 structures damaged, and 78 structures destroyed and that the fire was 100% contained.

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

The cause of the 2022 Mosquito fire remains under investigation by the USFS and the DOJ, and PG&E Corporation and the Utility are cooperating with the investigation. PG&E Corporation and the Utility have received document and information requests from the DOJ. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2022 Mosquito fire. This investigation is preliminary, and PG&E Corporation and the Utility do not currently have access to the evidence in the possession of the USFS, the DOJ, or other third parties.

The CPUC and other entities may also be investigating the 2022 Mosquito fire. It is uncertain when any such investigations will be complete.

As of February 16, 2023, PG&E Corporation and the Utility are aware of approximately six complaints on behalf of at least 236 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further such complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the Placer County Water Agency and a complaint on behalf of El Dorado County, Placer County, Georgetown Divide Public Utility District, Georgetown Fire Protection District, and El Dorado County Water Agency. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million during the quarter ended September 30, 2022 (before available recoveries). The aggregate liability remained unchanged as of December 31, 2022.

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

As noted above, the aggregate estimated liability for claims in connection with the 2022 Mosquito fire does not include potential claims for fire suppression costs from federal, state, county, or local agencies or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2022 Mosquito fire.

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $940 million, with a deductible of $60 million. As of December 31, 2022, the Utility recorded an insurance receivable of $45 million for probable insurance recoveries in connection with the 2022 Mosquito fire. As of December 31, 2022, the Utility also recorded a $10 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $50 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of December 31, 2022 are:

Potential Recovery Source (in millions)	2022 Mosquito fire	2021 Dixie fire
Insurance	$45	$530
FERC TO rates	10	115
WEMA	50	388
Wildfire Fund	—	175
Probable recoveries at December 31, 2022	$105	$1,208

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

As of December 31, 2022, PG&E Corporation and the Utility had prepaid insurance of $424 million, reflected in Other current assets on the Consolidated Balance Sheets.

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

Insurance Receivable

Through December 31, 2022, PG&E Corporation and the Utility recorded $430 million, $370 million, $530 million, and $45 million for probable insurance recoveries in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Consolidated Balance Sheets:

Insurance Receivable (in millions)	2022 Mosquito fire	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2021	$—	$563	$270	$414	$1,247
Accrued insurance recoveries (1)	45	(33)	33	—	45
Reimbursements	—	—	(185)	(313)	(498)
Balance at December 31, 2022	$45	$530	$118	$101	$794

(1) For the year ended December 31, 2022, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase to the 2020 Zogg fire for $33 million.

During the year ended December 31, 2022, PG&E Corporation and the Utility resolved property related claims in the amount of $418 million, net of self-insured retention, of which approximately $13 million is reflected in Accounts receivable, other on the Consolidated Financial Statements (excluded from the table above).

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

FERC TO rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of December 31, 2022, the Utility recorded reductions of $115 million and $10 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of December 31, 2022, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $388 million and $50 million, respectively, as regulatory assets in the WEMA. Cost recovery for incremental insurance premiums is addressed through balancing account mechanisms.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of December 31, 2022 reflects an expectation that the Coverage Year will be based on the calendar year.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $3.0 billion based on its 2022 equity rate base, which is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar-year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

Before the expiration of any current safety certification, the Utility must request a new safety certification from the OEIS, which the Utility expects to be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to Section 8389(e) of the Public Utilities Code, added by AB 1054. An issued safety certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. On December 13, 2022, OEIS approved the Utility’s 2022 application and issued the Utility’s 2022 safety certification.

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

As of December 31, 2022, PG&E Corporation and the Utility recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information see Note 3 above.

Wildfire-Related Securities Claims, Fire Victim Trust D&O Claims and Related Insurance Recoveries Overview

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

Based on discussions with certain holders of Wildfire-Related Securities Claims, as well as the terms of the FVT D&O Claims Settlement Agreement (as defined below) and the settlement agreements with certain carriers of the D&O Insurance policies, PG&E Corporation believes it is probable that it will incur a loss in connection with the Wildfire-Related Securities Claims. As of December 31, 2022 and each as further described below:

•For the Wildfire-Related Securities Claims, based on discussions with the plaintiffs in the consolidated securities action, PG&E Corporation recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best estimate of probable losses for such claims, though actual losses could be greater or less than this estimate.

•For the Insurance Coverage Claims, PG&E Corporation entered into agreements with certain of its D&O Insurance carriers to settle the majority of the Insurance Coverage Claims and has received the full settlement amount of $272 million.

•For the Fire Victim Trust D&O Claims, the parties entered into a settlement agreement (the “FVT D&O Claims Settlement Agreement”) pursuant to which PG&E Corporation, the Utility, and certain former director and officer defendants paid $117 million to the Fire Victim Trust from D&O insurance policy proceeds. PG&E Corporation intends to apply the remaining proceeds to the Wildfire-Related Securities Claims.

As a result, PG&E Corporation believes it is probable that it will incur a net loss of $145 million in connection with these matters. As of December 31, 2022, the net loss is reflected in Other income (expense), net on PG&E Corporation’s Consolidated Statements of Income.

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

On July 26, 2022, PG&E Corporation, the Utility, certain former director and officer defendants, and the Fire Victim Trust entered into the FVT D&O Claims Settlement Agreement, pursuant to which PG&E Corporation, the Utility, and certain former director and officer defendants paid $117 million to the Fire Victim Trust from D&O Insurance policy proceeds, and in return, the Fire Victim Trust released, among other things, any claims related to the assigned claims and the pursuit of the Trotter v. Chew action. Pursuant to the Plan, the settlement was paid solely from the insurance proceeds from the “Side B” D&O Insurance coverage. As a result of the FVT D&O Claims Settlement Agreement, the Trotter v. Chew action was dismissed with prejudice on December 29, 2022.

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. On September 30, 2022, the District Court issued an order staying the action pending resolution of the bankruptcy proceedings. Accordingly, the District Court administratively closed the case, subject to a motion by the parties thereto to reopen the case. On October 31, 2022, PERA filed a notice of appeal of the District Court’s order staying the action. PERA’s opening brief for the appeal is due March 6, 2023, and the answering brief is due April 5, 2023.

Based on discussions with the plaintiffs in this matter, PG&E Corporation believes it is probable that it will incur a loss in connection with this matter. In the second quarter of 2022, PG&E Corporation recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best estimate of probable losses for the Wildfire-Related Securities Claims. PG&E Corporation believes that it is reasonably possible that the amount of loss could be greater or less than the accrued estimated amount but is unable to reasonably estimate any additional loss because the amount of the liability has not been agreed or otherwise determined, and even if PG&E Corporation were to enter into an agreement with representatives of the plaintiffs in this matter (which would also resolve proofs of claim by these plaintiffs in the bankruptcy), any such agreement would be subject to, among other things, approval by the Bankruptcy Court and the District Court, and class members would have the right to opt out of any such agreement.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit and on December 15, 2021, PERA filed its opening brief. On February 14, 2022 and February 17, 2022, the Official Committee of Tort Claimants appointed in the Chapter 11 Cases and both PG&E Corporation and the Utility filed their answering briefs, respectively. On May 20, 2022, the Official Committee of Tort Claimants filed a motion to dismiss the case. On June 21, 2022, PERA filed its opposition, and PG&E Corporation and the Utility joined the motion to dismiss. On June 28, 2022, the Official Committee of Tort Claimants filed its reply. On January 13, 2023, PG&E Corporation and the Utility filed a joint motion with PERA requesting the Ninth Circuit Court of Appeals stay and hold PERA’s appeal in abeyance to allow the parties to continue to negotiate a settlement of the matters underlying the appeal. On January 25, 2023, the Ninth Circuit Court of Appeals entered an order granting the joint motion. PERA’s appeal to the Ninth Circuit Court of Appeals remains pending.

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

Indemnification Obligations and D&O Insurance Coverage

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations may extend to the claims asserted against certain directors and officers in the securities class actions and in the litigation matters enumerated above under the heading “Wildfire-Related Derivative Litigation.” PG&E Corporation and the Utility maintain D&O Insurance coverage to reduce their exposure to such indemnification obligations. PG&E Corporation and the Utility have provided notice to their insurance carriers of the claims asserted in the litigation matters enumerated above under the headings “Wildfire-Related Securities Class Action” and “Wildfire-Related Derivative Litigation,” and are in arbitration with certain carriers regarding, among other things, the applicability of one year of D&O Insurance policies to those matters (the “Insurance Coverage Claims”).

In July 2022, PG&E Corporation, the Utility, and the former director and officer defendants settled the majority of the Insurance Coverage Claims with certain of their D&O Insurance carriers. As a result of these agreements, PG&E Corporation received insurance proceeds in an aggregate amount of $272 million. Proceeds from the D&O Insurance coverage were paid to the Fire Victim Trust for the Fire Victim Trust D&O Claims, and PG&E Corporation intends to apply the remaining proceeds to the Wildfire-Related Securities Claims.

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

NOTE 16: OTHER CONTINGENCIES AND COMMITMENTS

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

On December 17, 2020 and June 17, 2021, the FERC issued orders denying requests for rehearing submitted by the Utility and intervenors. In 2021, the Utility filed four appeals. The appeals related to two issues: (i) impact of the Tax Act on TO18 rates in January and February 2018 and (ii) aspects of the rehearing order other than the Tax Act. The appeals have been consolidated and are being held in abeyance until the FERC addresses the ROE issue on rehearing.

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the fourth quarter of 2022 by approximately $416 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $258 million to Regulatory assets.

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

Under its formula rate, the Utility submits an annual update to the FERC each December for rates to go into effect on January 1 of the following year. Parties have protested the Utility’s annual updates, and these protests are pending before the FERC.

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

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds. The Utility expects to issue the refund after the FERC issues a decision on the compliance filing.

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

On December 17, 2021, the CPUC issued a final decision authorizing the Utility’s request to establish memorandum accounts to track revenue requirement changes beginning on January 1, 2022 and leaving the cost of capital rates at current levels, subject to true-up based on the CPUC’s decision on the 2022 cost of capital application. As of December 31, 2022, the Utility had not recorded a reserve for refunds related to these memorandum accounts.

On November 3, 2022, the CPUC issued a final decision finding that an extraordinary event occurred, and that the cost of capital adjustment mechanism should not be implemented for 2022. The final decision retains the cost of capital previously authorized in the 2020 cost of capital proceeding, as adjusted, and closes this proceeding. On December 5, 2022, intervenors filed an application for rehearing. On December 20, 2022, the Utility filed a response to the application for rehearing.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $69 million and $77 million as of December 31, 2022 and December 31, 2021, respectively. These amounts were included in Other current liabilities on the Consolidated Financial Statements. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On February 28, 2022, the Ninth Circuit Court of Appeals entered an order certifying two questions of state law to the California Supreme Court. On June 1, 2022, the California Supreme Court accepted certification of the questions. The plaintiff filed its opening brief on July 1, 2022. The Utility’s answering brief was filed on August 31, 2022, and the plaintiff’s reply brief was filed on October 20, 2022.

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

Based on the information available, PG&E Corporation and the Utility believe it is probable that a liability has been incurred. Accordingly, PG&E Corporation and the Utility recorded charges during the fourth quarters of 2021 and 2022, each for an amount that is not material. PG&E Corporation and the Utility do not believe that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	December 31, 2022	December 31, 2021
Topock natural gas compressor station	$284	$299
Hinkley natural gas compressor station	110	123
Former MGP sites owned by the Utility or third parties (1)	750	667
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	112	104
Fossil fuel-fired generation facilities and sites (3)	26	70
Total environmental remediation liability	$1,282	$1,263

(1) Primarily driven by the following sites: San Francisco Beach Street, Vallejo, Napa, and San Francisco East Harbor.
(2) Primarily driven by geothermal landfill and Shell Pond site.
(3) Primarily driven by the San Francisco Potrero Power Plant.

The Utility’s gas compressor stations, former MGP sites, power plant sites, gas gathering sites, and sites used by the Utility for the storage, recycling, and disposal of potentially hazardous substances are subject to requirements issued by the Environmental Protection Agency under the Federal Resource Conservation and Recovery Act in addition to other state laws relating to hazardous substances.  The Utility has a comprehensive program to comply with federal, state, and local laws and regulations related to hazardous materials, waste, remediation activities, and other environmental requirements.  The Utility assesses and monitors the environmental requirements on an ongoing basis and implements changes to its program as deemed appropriate. The Utility’s remediation activities are overseen by the DTSC, several California regional water quality control boards, and various other federal, state, and local agencies.

The Utility’s environmental remediation liability as of December 31, 2022, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of December 31, 2022, the Utility expected to recover $1.05 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. The Utility’s undiscounted future costs associated with the Topock site may increase by as much as $240 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is conducting a background study on the site to better define the chromium plume boundaries. A draft background report was received in January 2020 and is expected to be finalized in 2023. The Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $126 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. The Utility’s undiscounted future costs associated with MGP sites may increase by as much as $511 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. The Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $51 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

NEIL provides coverage for damages caused by acts of terrorism at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover one or more terrorist acts occurring within a 12-month period at member sites. NEIL also provides coverage for damages caused by cyber events at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover one or more cyber events occurring within a 12-month period at member sites. These coverage amounts are shared by all NEIL members and all nuclear and non-nuclear property insurance policies issued by NEIL.

In addition to the nuclear insurance the Utility maintains through NEIL, the Utility also is a member of EMANI. EMANI shares losses with NEIL as part of the first $400 million in coverage for nuclear or non-nuclear property damages. Additional coverage is procured through EMANI, which provides excess insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. The excess insurance coverage through EMANI provides an additional $200 million for any one accident and in the annual aggregate excess of the combined amount recoverable under the Utility’s NEIL policies. The coverage procured through EMANI also includes protection for acts of terrorism.

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

Under the Price-Anderson Act, public liability claims that arise from nuclear incidents that occur at Diablo Canyon, and that occur during the transportation of material to and from Diablo Canyon are limited to approximately $13.7 billion. The Utility purchases the maximum available public liability insurance of $450 million for Diablo Canyon. The balance of the $13.7 billion of liability protection is provided under a loss-sharing program among nuclear reactor owners. The Utility may be assessed up to $275 million per nuclear incident under this loss sharing program, with payments in each year limited to a maximum of $41 million per incident. Both the maximum assessment and the maximum yearly assessment are adjusted for inflation at least every five years.

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

Purchase Commitments

The following table shows the undiscounted future expected obligations under power purchase agreements that have been approved by the CPUC and have met specified construction milestones as well as undiscounted future expected payment obligations for natural gas supplies, natural gas transportation, natural gas storage, and nuclear fuel as of December 31, 2022:

	Power Purchase Agreements
(in millions)	Renewable Energy	Conventional Energy	Other	Natural Gas	Nuclear Fuel	Total
2023	$2,081	$482	$60	$1,746	$47	$4,416
2024	2,052	378	61	195	11	2,697
2025	2,040	715	61	140	—	2,956
2026	1,980	663	21	129	—	2,793
2027	1,919	579	7	53	—	2,558
Thereafter	17,807	1,565	13	—	—	19,385
Total purchase commitments	$27,879	$4,382	$223	$2,263	$58	$34,805

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

Renewable Energy Power Purchase Agreements.  In order to comply with California’s RPS requirements, the Utility is required to deliver renewable energy to its customers at a gradually increasing rate.  The Utility has entered into various agreements to purchase renewable energy to help meet California’s requirement. The Utility’s obligations under a significant portion of these agreements are contingent on the third party’s construction of new generation facilities, which are expected to grow.  These renewable energy contracts expire at various dates between 2023 and 2043.

Conventional Energy Power Purchase Agreements.  The Utility has entered into many power purchase agreements for conventional generation resources, which include tolling agreements and RA agreements.  The Utility’s obligations under a portion of these agreements are contingent on the third parties’ development of new generation facilities to provide capacity and energy products to the Utility. These power purchase agreements expire at various dates between 2023 and 2041.

Other Power Purchase Agreements.  The Utility has entered into agreements to purchase energy and capacity with independent power producers that own generation facilities that meet the definition of a QF under federal law. As of December 31, 2022, QF contracts in operation expire at various dates between 2023 and 2041.  In addition, the Utility has agreements with various irrigation districts and water agencies to purchase hydroelectric power.

The net costs incurred for all power purchases and electric capacity were $2.8 billion in 2022, $3.0 billion in 2021, and $2.9 billion in 2020.

Natural Gas Supply, Transportation, and Storage Commitments

The Utility purchases natural gas directly from producers and marketers in both Canada and the United States to serve its core customers and to fuel its owned-generation facilities.  The Utility also contracts for natural gas transportation from the points at which the Utility takes delivery (typically in Canada, the United States Rocky Mountain supply area, and the southwestern United States) to the points at which the Utility’s natural gas transportation system begins.  These agreements expire at various dates between 2023 and 2041.  In addition, the Utility has contracted for natural gas storage services in Northern California to more reliably meet customers’ loads.

Costs incurred for natural gas purchases, natural gas transportation services, and natural gas storage, which include contracts with terms of less than 1 year, were $2.4 billion in 2022, $1.2 billion in 2021, and $0.8 billion in 2020.

Nuclear Fuel Agreements

The Utility has entered into several purchase agreements for nuclear fuel.  These agreements expire at various dates between 2023 and 2024 and are intended to ensure long-term nuclear fuel supply.  The Utility relies on a number of international producers of nuclear fuel in order to diversify its sources and provide security of supply.  Pricing terms are also diversified, ranging from market-based prices to base prices that are escalated using published indices.

Payments for nuclear fuel were $44 million in 2022, $79 million in 2021, and $111 million in 2020.

Other Commitments

PG&E Corporation and the Utility have other commitments primarily related to office facilities and land leases, which expire at various dates between 2023 and 2057.  At December 31, 2022, the future minimum payments related to these commitments were as follows:

(in millions)	Other Commitments
2023	$88
2024	85
2025	83
2026	81
2027	80
Thereafter	3,518
Total minimum lease payments	$3,935

Payments for other commitments were $63 million in 2022, $50 million in 2021, and $45 million in 2020.  Certain office facility leases contain escalation clauses requiring annual increases in rent.  The rents may increase by a fixed amount each year, a percentage of the base rent, or the consumer price index.  There are options to extend these leases for one to five years.

In addition to the commitments in the table above, pursuant to SB 901, a shareholder contribution to the customer credit trust of $1.0 billion is to be made in 2024.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment and those criteria, management has concluded that PG&E Corporation and the Utility maintained effective internal control over financial reporting as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited PG&E Corporation’s and the Utility’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PG&E Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PG&E Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulation and Regulated Operations—Refer to Notes 3, 4 and 15 to the financial statements

Critical Audit Matter Description

The Company’s subsidiary, Pacific Gas & Electric Company (the “Utility”), follows accounting principles for rate-regulated entities and collects rates from customers to recover “revenue requirements” that have been authorized by the California Public Utilities Commission (the “CPUC”) or the Federal Energy Regulatory Commission (the “FERC”) based on its cost of providing service. The Utility records assets and liabilities that result from the regulated ratemaking process that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”) for nonregulated entities. The Utility capitalizes and records, as regulatory assets, costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates and records regulatory liabilities for amounts that are likely to be refunded to customers. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the significant degree of subjectivity involved in assessing the likelihood of recovery of incurred costs in current or future rates due in part to the uncertainty related to future decisions by the rate regulators, as well as likelihood of refunds to customers. This required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and a significant degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s conclusions that the costs approved by a CPUC or FERC decision for tracking purposes meet the definition of a regulatory asset or likely refund as a regulatory liability under GAAP and are recorded at the appropriate amount.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation related to the uncertainty of future decisions by the rate regulators and costs approved by a CPUC or FERC decision for tracking purposes meet the definition of a regulatory asset or regulatory liability and are recorded at the appropriate amount included the following, among others:

•We tested the effectiveness of controls over (1) the evaluation of the likelihood of (a) the recovery in future rates of costs deferred as regulatory assets; and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; (2) management’s determination that costs approved by a CPUC or FERC decision for tracking purposes meet the definition of a regulatory asset or regulatory liability and are recorded at the appropriate amount; and (3) the review of disclosures related to these matters.

•We read relevant regulatory orders issued by the CPUC and FERC for the Utility and other public utilities in California, procedural filings, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the CPUC’s and FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process (e.g., applications for cost recovery), we inspected the Utility’s filings with the CPUC and FERC and the filings with the CPUC and FERC by intervenors that may impact the Utility’s future rates, for any evidence that might contradict management’s assertions.

•For regulatory assets approved by a CPUC decision for tracking purposes, we selected samples of costs and evaluated whether they met the definition of a regulatory asset by comparing the costs to the description of the costs approved by a CPUC decision and were recorded at the appropriate amount. For regulatory liabilities, we selected samples of regulatory liabilities and evaluated whether the Company met the definition of a refund or a future reduction in rates.

•We evaluated whether the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, were appropriate and consistent with the information obtained in our procedures.

Wildfire-Related Contingencies and Recoveries—Refer to Note 15 to the financial statements

Critical Audit Matter Description

The Company has recorded provisions for loss contingencies related to the 2019 Kincade fire, 2020 Zogg fire, 2021 Dixie fire, and 2022 Mosquito fire. The Company has recorded estimated probable losses of $1,025 million, $400 million, $1,175 million, and $100 million, respectively, as of December 31, 2022, which represents the lower end of the range of reasonably possible losses in connection with each of the fires. The Company has recorded estimated recoveries of wildfire-related contingencies, including $439 million and $175 million, in the Wildfire Expense Memorandum Account (“WEMA”) and Wildfire Fund, respectively, as of December 31, 2022.

We identified wildfire-related contingencies and related-recoveries, specifically the WEMA and Wildfire Fund, as well as the related disclosures as a critical audit matter because (1) of the significant judgments made by management to estimate losses, (2) the outcome of the wildfire-related contingencies materially affects the Company’s financial position, results of operations, and cash flows and (3) the significant judgments made by management in determining whether recoveries from WEMA and the Wildfire Fund are probable. This required the application of a significant degree of auditor judgment and audit effort when performing audit procedures to evaluate the reasonableness of management’s estimated losses, related recoveries, and disclosures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding its estimated losses for wildfire-related contingencies, related recoveries, and disclosures included the following, among others:

•We tested the effectiveness of controls over (1) the Company’s determination of whether a loss was probable and/or reasonably possible and whether recoveries were probable; (2) the determination of the significant assumptions used in estimating the amount of probable loss, if any, including the information gained through investigations into the cause of the fire, information from claimants, and the advice of legal counsel that may impact the valuation of the liability; and (3) the disclosures related to the wildfires.

•We evaluated management’s judgments related to whether a loss was probable and/or reasonably possible for the wildfires and whether recoveries are probable, by inquiring of management and the Company’s legal counsel regarding the amount of probable and/or reasonably possible losses for each fire and each related recovery, including the potential impact of information gained through investigations into the cause of each fire, information from claimants, communication with insurers, the advice of legal counsel, and reading external information for any evidence that might contradict management’s assertions.

•We obtained an analysis from management and external legal counsel for recoveries specific to WEMA, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery. We evaluated the Company’s conclusions regarding probability of recoverability of WEMA and from the Wildfire Fund, under accounting principles generally accepted in the United States of America.

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

SB 901 Securitization—Refer to Note 6 to the financial statements

Critical Audit Matter Description

SB 901, signed into law on September 21, 2018, authorized the CPUC to issue a financing order that permits recovery, through the issuance of recovery bonds (also referred to as “securitization”), of wildfire-related costs found to be just and reasonable by the CPUC and, only for the 2017 Northern California wildfires, any amounts in excess of the customer harm threshold (CHT) as defined in SB 901. The CPUC authorized the Utility to establish a customer credit trust funded by the Company’s shareholders that will provide a monthly credit to customers that is anticipated to equal the fixed recovery charges such that the securitization is designed to be rate neutral to customers. The Company’s subsidiary, PG&E Wildfire Recovery Funding LLC, securitized $7.5 billion of 2017 wildfire claims costs through the issuance of recovery bonds that is designed to be rate-neutral to its customers. Pursuant to the financing order, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charge (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by the SB 901 Recovery Property. The fixed recovery charge is designed to recover the full principal amount of the recovery bonds along with any associated interest and financing costs. In the context of the CHT decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust. The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Consolidated Statements of Income and had no net impact on Operating Revenues for the year ended December 31, 2022.

Also pursuant to the CHT decision, the Utility recorded a SB 901 securitization regulatory asset in the amount of $5.5 billion, reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. The Utility also recorded a SB 901 securitization regulatory liability which represents certain shareholder tax benefits the Utility has recognized that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion as required in the CHT decision. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization expense reflected within Operating and maintenance expense in the Consolidated Statements of Income. At December 31, 2022, the Utility had SB 901 securitization regulatory assets of $5.5 billion and SB 901 securitization regulatory liabilities of $6.1 billion, with SB 901 securitization charges, net recorded on the Consolidated Statement of Income of $608 million.

We identified the accounting for the SB 901 securitization as a critical audit matter due to the significant judgments made by management in the application of the relevant GAAP. This required specialized knowledge of accounting for rate regulation required significant audit effort when performing audit procedures to evaluate the accounting treatment associated with the transaction.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of accounting guidance for the SB 901 securitization included the following:

•We tested the effectiveness of controls over the evaluation of the accounting treatment for the SB 901 securitization and disclosures related to the securitization.

•With the assistance of professionals in our firm having expertise in accounting for rate regulation, we evaluated the conclusions regarding the regulatory asset, regulatory liability, expense and tax accounting treatment applied to the SB 901 securitization by performing the following:

◦Read the terms and conditions included in the financing order, as well as correspondence with the CPUC regarding the intent of the securitization.

◦Evaluated the conclusions regarding the GAAP applied to account for the transaction.

•We evaluated whether the Company’s disclosures were appropriate and consistent with the information obtained in our procedures.

Wildfire Fund—Refer to Notes 3 and 14 to the financial statements

Critical Audit Matter Description

On July 12, 2019, the California Governor signed into law Assembly Bill (“AB”) 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment. The Company accounts for the contributions to the Wildfire Fund by capitalizing an asset, amortizing to periods ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines. As of December 31, 2022, the Wildfire Fund asset is $5.3 billion and the related amortization and accretion for the year ended December 31, 2022 is $477 million. AB 1054 did not specify a period of coverage; therefore the Company estimated the useful life of 15 years using a Monte Carlo simulation.

We identified the Company’s accounting for the Wildfire Fund asset as a critical audit matter due to significant judgments made by management to determine the useful life, specifically the updated assumption related to the effectiveness of wildfire mitigation efforts. This required the application of a high degree of auditor judgment, extensive audit effort, and the need to involve actuarial specialists when performing audit procedures to evaluate the Company’s accounting and disclosure related to the Wildfire Fund.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Wildfire Fund included the following:

•We tested the effectiveness of controls over (1) the Company’s review of the key assumptions to the useful life estimate, specifically the update assumption related to the effectiveness of wildfire mitigation efforts, (2) review of the Monte Carlo simulation methodology used to develop useful life estimate and (3) the disclosures related to the Wildfire Fund asset and the key assumptions to the useful life estimate, specifically the update assumption related to the effectiveness of wildfire mitigation efforts and the period of historic fire-loss data.

•With the assistance of our actuarial specialists, we evaluated the appropriateness of the methodology used to determine the Wildfire Fund asset useful life. This evaluation of the modeling methodology included a detailed assessment of the Monte Carlo simulation.

•We evaluated each of management’s key assumptions to the useful life estimate and judgments made by management, including those related to the effectiveness of wildfire mitigation efforts, by inquiring of management, comparing the assumptions to relevant source data, performing sensitivity analyses including information filed with the Company’s regulator related to wildfire mitigation efforts and other publicly available data. Additionally, we inspected relevant source data for any evidence that might contradict management’s assertions.

•We evaluated whether the disclosures were appropriate and consistent with the information obtained in our procedures.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 22, 2023

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pacific Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Utility as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Utility’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Utility’s internal control over financial reporting.

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

Regulation and Regulated Operations—Refer to Notes 3, 4, and 15 to the financial statements

Critical Audit Matter Description

The Utility follows accounting principles for rate-regulated entities and collects rates from customers to recover “revenue requirements” that have been authorized by the California Public Utilities Commission (the “CPUC”) or the Federal Energy Regulatory Commission (the “FERC”) based on its cost of providing service. The Utility records assets and liabilities that result from the regulated ratemaking process that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”) for nonregulated entities. The Utility capitalizes and records, as regulatory assets, costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates and records regulatory liabilities for amounts that are likely to be refunded to customers. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the significant degree of subjectivity involved in assessing the likelihood of recovery of incurred costs in current or future rates due in part to the uncertainty related to future decisions by the rate regulators, as well as likelihood of refunds to customers. This required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and a significant degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s conclusions that the costs approved by a CPUC or FERC decision for tracking purposes meet the definition of a regulatory asset or likely refund as a regulatory liability under GAAP and are recorded at the appropriate amount.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation related to the uncertainty of future decisions by the rate regulators and costs approved by a CPUC or FERC decision for tracking purposes meet the definition of a regulatory asset or regulatory liability and are recorded at the appropriate amount included the following, among others:

•We tested the effectiveness of controls over (1) the evaluation of the likelihood of (a) the recovery in future rates of costs deferred as regulatory assets and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; (2) management’s determination that costs approved by a CPUC or FERC decision for tracking purposes meet the definition of a regulatory asset or regulatory liability and are recorded at the appropriate amount; and (3) the review of disclosures related to these matters.

•We read relevant regulatory orders issued by the CPUC and FERC for the Utility and other public utilities in California, procedural filings, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the CPUC’s and FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process (e.g., applications for cost recovery), we inspected the Utility’s filings with the CPUC and FERC and the filings with the CPUC and FERC by intervenors that may impact the Utility’s future rates, for any evidence that might contradict management’s assertions.

•For regulatory assets approved by a CPUC decision for tracking purposes, we selected samples of costs and evaluated whether they met the definition of a regulatory asset by comparing the costs to the description of the costs approved by a CPUC decision and were recorded at the appropriate amount. For regulatory liabilities, we selected samples of regulatory liabilities and evaluated whether the Utility met the definition of a refund or a future reduction in rates.

•We evaluated whether the Utility’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, were appropriate and consistent with the information obtained in our procedures.

Wildfire-Related Contingencies and Recoveries—Refer to Note 15 to the financial statements

Critical Audit Matter Description

The Utility has recorded provisions for loss contingencies related to the 2019 Kincade fire, 2020 Zogg fire, 2021 Dixie fire and 2022 Mosquito fire. The Utility has recorded estimated probable losses of $1,025 million,$400 million, $1,175 million, and $100 million, respectively as of December 31, 2022, which represents the lower end of the range of reasonably possible losses in connection with each of the fires. The Utility has recorded estimated recoveries of wildfire‐related contingencies, including $439 million and $175 million, in the Wildfire Expense Memorandum Account (“WEMA”) and Wildfire Fund, respectively, as of December 31, 2022.

We identified wildfire-related contingencies and related-recoveries, specifically the WEMA and Wildfire Fund, as well as the related disclosures as a critical audit matter because (1) of the significant judgments made by management to estimate losses, (2) the outcome of the wildfire-related contingencies materially affects the Utility’s financial position, results of operations, and cash flows and (3) the significant judgments made by management in determining whether recoveries from WEMA and the Wildfire Fund are probable. This required the application of a significant degree of auditor judgment and audit effort when performing audit procedures to evaluate the reasonableness of management’s estimated losses, related recoveries, and disclosures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding its estimated losses for wildfire-related contingencies, related recoveries, and disclosures included the following, among others:

•We tested the effectiveness of controls over (1) the Utility’s determination of whether a loss was probable and/or reasonably possible and whether recoveries were probable; (2) the determination of the significant assumptions used in estimating the amount of probable loss, if any, including the information gained through investigations into the cause of the fire, information from claimants, and the advice of legal counsel that may impact the valuation of the liability; and (3) the disclosures related to the wildfires.

•We evaluated management’s judgments related to whether a loss was probable and/or reasonably possible for the wildfires and whether recoveries are probable, by inquiring of management and the Utility’s legal counsel regarding the amount of probable and/or reasonably possible losses for each fire and each related recovery, including the potential impact of information gained through investigations into the cause of each fire, information from claimants, communication with insurers, the advice of legal counsel, and reading external information for any evidence that might contradict management’s assertions.

•We obtained an analysis from management and external legal counsel for recoveries specific to WEMA, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery. We evaluated the Utility’s conclusions regarding probability of recoverability of WEMA and from the Wildfire Fund, under accounting principles generally accepted in the United States of America..

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

SB 901 Securitization—Refer to Note 6 to the financial statements

Critical Audit Matter Description

SB 901, signed into law on September 21, 2018, authorized the CPUC to issue a financing order that permits recovery, through the issuance of recovery bonds (also referred to as “securitization”), of wildfire-related costs found to be just and reasonable by the CPUC and, only for the 2017 Northern California wildfires, any amounts in excess of the customer harm threshold (CHT) as defined in SB 901. The CPUC authorized the Utility to establish a customer credit trust funded by the Utility’s shareholders that will provide a monthly credit to customers that is anticipated to equal the fixed recovery charges such that the securitization is designed to be rate neutral to customers. The Utility’s subsidiary, PG&E Wildfire Recovery Funding LLC, securitized $7.5 billion of 2017 wildfire claims costs through the issuance of recovery bonds that is designed to be rate-neutral to its customers. Pursuant to the financing order, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charge (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by the SB 901 Recovery Property. The fixed recovery charge is designed to recover the full principal amount of the recovery bonds along with any associated interest and financing costs. In the context of the CHT decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust. The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Consolidated Statements of Income and had no net impact on Operating Revenues for the year ended December 31, 2022.

Also pursuant to the CHT decision, the Utility recorded a SB 901 securitization regulatory asset in the amount of $5.5 billion, reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. The Utility also recorded a SB 901 securitization regulatory liability which represents certain shareholder tax benefits the Utility has recognized that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion as required in the CHT decision. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization expense reflected within Operating and maintenance expense in the Consolidated Statements of Income. At December 31, 2022, the Utility had SB 901 securitization regulatory assets of $5.5 billion and SB 901 securitization regulatory liabilities of $6.1 billion, with SB 901 securitization charges, net recorded on the Consolidated Statement of Income of $608 million.

We identified the accounting for the SB 901 securitization as a critical audit matter due to the significant judgments made by management in the application of the relevant GAAP. This required specialized knowledge of accounting for rate regulation required significant audit effort when performing audit procedures to evaluate the accounting treatment associated with the transaction.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of accounting guidance for the SB 901 securitization included the following:

•We tested the effectiveness of controls over the evaluation of the accounting treatment for the SB 901 securitization and disclosures related to the securitization.

•With the assistance of professionals in our firm having expertise in accounting for rate regulation, we evaluated the conclusions regarding the regulatory asset, regulatory liability, expense and tax accounting treatment applied to the SB 901 securitization by performing the following:

◦Read the terms and conditions included in the financing order, as well as correspondence with the CPUC regarding the intent of the securitization.

◦Evaluated the conclusions regarding the GAAP applied to account for the transaction.

•We evaluated whether the Utility’s disclosures were appropriate and consistent with the information obtained in our procedures.

Wildfire Fund—Refer to Notes 3 and 14 to the financial statements

Critical Audit Matter Description

On July 12, 2019, the California Governor signed into law Assembly Bill (“AB”) 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019, that are caused by the applicable electric utility company’s equipment. The Utility accounts for the contributions to the Wildfire Fund by capitalizing an asset, amortizing to periods ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines. As of December 31, 2022, the Wildfire Fund asset is $5.3 billion and the related amortization and accretion for the year ended December 31, 2022 is $477 million. AB 1054 did not specify a period of coverage; therefore, the Utility estimated the useful life of 15 years using a Monte Carlo simulation.

We identified the Utility’s accounting for the Wildfire Fund asset as a critical audit matter due to significant judgments made by management to determine the useful life, specifically the updated assumption related to the effectiveness of wildfire mitigation efforts. This required the application of a high degree of auditor judgment, extensive audit effort, and the need to involve actuarial specialists when performing audit procedures to evaluate the Utility’s accounting and disclosure related to the Wildfire Fund.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Wildfire Fund included the following:

•We tested the effectiveness of controls over (1) the Utility’s review of the key assumptions to the useful life estimate, specifically the update assumption related to the effectiveness of wildfire mitigation efforts, (2) review of the Monte Carlo simulation methodology used to develop useful life estimate and (3) the disclosures related to the Wildfire Fund asset and the key assumptions to the useful life estimate, specifically the update assumption related to the effectiveness of wildfire mitigation efforts and the period of historic fire-loss data.

•With the assistance of our actuarial specialists, we evaluated the appropriateness of the methodology used to determine the Wildfire Fund asset useful life. This evaluation of the modeling methodology included a detailed assessment of the Monte Carlo simulation.

•We evaluated each of management’s key assumptions to the useful life estimate and judgments made by management, including those related to the effectiveness of wildfire mitigation efforts, by inquiring of management, comparing the assumptions to relevant source data, performing sensitivity analyses including information filed with the Utility’s regulator related to wildfire mitigation efforts and other publicly available data. Additionally, we inspected relevant source data for any evidence that might contradict management’s assertions.

•We evaluated whether the disclosures were appropriate and consistent with the information obtained in our procedures.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 22, 2023

We have served as the Utility’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PG&E Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PG&E Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pacific Gas and Electric Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Utility maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Utility and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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
February 22, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of December 31, 2022, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the 1934 Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of PG&E Corporation and the Utility have prepared an annual report on internal control over financial reporting.  Management’s report, together with the report of the independent registered public accounting firm, appears in Item 8 of this 2022 Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

Deloitte & Touche LLP, an independent registered public accounting firm, has audited PG&E Corporation’s and the Utility’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers of PG&E Corporation and the Utility is set forth under “Information About Our Executive Officers” at the end of Part I of this 2022 Form 10-K. Other information required by this Item 10 will be included in the Joint Proxy Statement relating to the 2023 Annual Meetings of Shareholders under the headings “Election of Directors of PG&E Corporation and Pacific Gas and Electric Company” (under the subheadings “Nominees,” “Committee Responsibilities,” “Committee Membership Requirements,” and “Section 16(a) Beneficial Ownership Reporting Compliance,”) and “User Guide” (under the subheading “2024 Annual Meetings,”) which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information responding to Item 11, for each of PG&E Corporation and the Utility, will be included under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table - 2022,” “Grants of Plan-Based Awards in 2022,” “Outstanding Equity Awards at Fiscal Year End - 2022,” “Option Exercises and Stock Vested during 2022,” “Pension Benefits - 2022,” “Non-Qualified Deferred Compensation - 2022,” “Potential Payments Upon Resignation, Retirement, Termination, Change in Control, Death, or Disability,” “Compensation of Non-Employee Directors,” and “Principal Executive Officers’ (PEO) Pay Ratio - 2022,” in the Joint Proxy Statement relating to the 2023 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of securities for each of PG&E Corporation and the Utility is set forth under the headings “Share Ownership Information – Security Ownership of Management” and “Share Ownership Information – Principal Shareholders” in the Joint Proxy Statement relating to the 2023 Annual Meetings of Shareholders, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 concerning shares of PG&E Corporation common stock authorized for issuance under PG&E Corporation’s existing equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	37,654,078	(1)	$40.04	(2)	53,350,101	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total equity compensation plans	37,654,078	(1)	$40.04	(2)	53,350,101	(3)

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
(2) This is the weighted average exercise price for the 2,195,834 options outstanding as of December 31, 2022.
(3) Represents the total number of shares available for issuance under all PG&E Corporation’s equity compensation plans as of December 31, 2022. Stock-based awards granted under these plans include restricted stock units, performance shares, stock options, and phantom stock units. The PG&E Corporation 2014 LTIP, which became effective on May 12, 2014, authorized up to 17 million shares to be issued pursuant to awards granted under the LTIP. In addition, 5.5 million shares related to awards outstanding under the 2006 LTIP at December 31, 2013, or awards granted under the PG&E Corporation 2006 LTIP from January 1, 2014, through May 11, 2014, were cancelled, forfeited or expired and became available for issuance under the LTIP. A further 30 million shares were authorized for issuance under the PG&E Corporation 2014 LTIP on July 1, 2020, as part of the Plan. Lastly, an additional 44 million shares were authorized for issuance under the PG&E Corporation 2021 LTIP on June 1, 2021.

For more information, see Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responding to Item 13, for each of PG&E Corporation and the Utility, will be included under the headings “Related Party Transactions,” “Independence,” and “Committees and Memberships” in the Joint Proxy Statement relating to the 2023 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responding to Item 14, for each of PG&E Corporation and the Utility, will be included under the heading “Information Regarding the Independent Auditor for PG&E Corporation and Pacific Gas and Electric Company” in the Joint Proxy Statement relating to the 2023 Annual Meetings of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.    The following documents are filed as a part of this report:

1.The following consolidated financial statements, supplemental information and report of independent registered public accounting firm are filed as part of this report in Item 8:

Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Balance Sheets at December 31, 2022 and 2021 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021, and 2020 for PG&E Corporation.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020 for Pacific Gas and Electric Company.

Notes to the Consolidated Financial Statements.

Management’s Report on Internal Controls.

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

2.The following financial statement schedules are filed as part of this report:

Condensed Financial Information of PG&E Corporation (“Parent”) as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021, and 2020.

Consolidated Valuation and Qualifying Accounts for each of PG&E Corporation and Pacific Gas and Electric Company for the Years Ended December 31, 2022, 2021, and 2020.

3.Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022

3.2	Bylaws of PG&E Corporation, Amended and Restated as of June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609), Exhibit 3.3)

3.3
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.4
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 20, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 20, 2021 (File No. 1-2348), Exhibit 3.1)

4.1
Indenture, dated as of August 6, 2018, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 4.1)

4.2
First Supplemental Indenture, dated as of August 6, 2018, relating to the issuance by Pacific Gas and Electric Company of $500,000,000 aggregate principal amount of 4.25% Senior Notes due August 1, 2023 and $300,000,000 aggregate principal amount of 4.65% Senior Notes due August 1, 2028 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 4.2)

4.3
Second Supplemental Indenture, dated as of July 1, 2020, to the Indenture, dated as of August 6, 2018, between Pacific Gas and Electric Company and BOKF, N.A., as trustee (including forms of certain series of Reinstated Senior Notes) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 2, 2020 (File No. 1-2348), Exhibit 4.5)

4.4
Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004, as supplemented by a First Supplemental Indenture, dated as of March 23, 2004, and a Second Supplemental Indenture, dated as of April 12, 2004, between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-2348), Exhibit 4.1)

4.5
First Supplemental Indenture, dated as of March 13, 2007, relating to the issuance of $700,000,000 principal amount of Pacific Gas and Electric Company’s 5.80% Senior Notes due March 1, 2037 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 14, 2007 (File No. 1-2348), Exhibit 4.1)

4.6
Third Supplemental Indenture, dated as of March 3, 2008, relating to the issuance of $400,000,000 of Pacific Gas and Electric Company’s 6.35% Senior Notes due February 15, 2038 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 3, 2008 (File No. 1-2348), Exhibit 4.1)

4.7
Sixth Supplemental Indenture, dated as of March 6, 2009, relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 6.25% Senior Notes due March 1, 2039 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 6, 2009 (File No. 1-2348), Exhibit 4.1)

4.8
Eighth Supplemental Indenture, dated as of November 18, 2009, relating to the issuance of $550,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 5.40% Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2009 (File No. 1-2348), Exhibit 4.1)

4.9
Ninth Supplemental Indenture, dated as of April 1, 2010, relating to the issuance of $250,000,000 aggregate principal amount of its 5.80% Senior Notes due March 1, 2037 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 1, 2010 (File No. 1-2348), Exhibit 4.1)

4.10
Ninth Supplemental Indenture, dated as of June 3, 2021, relating to the $800,000,000 aggregate principal amount of 3.000% First Mortgage Bonds due June 15, 2028 (the “First Mortgage Bonds”), between Pacific Gas and Electric Company and the Trustee (including the form of First Mortgage Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2021 (File No. 1-2348), Exhibit 4.1)

4.11
Twelfth Supplemental Indenture, dated as of November 18, 2010, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due October 1, 2020 and $250,000,000 aggregate principal amount of its 5.40% Senior Notes due January 15, 2040 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2010 (File No. 1-2348), Exhibit 4.1)

4.12
Thirteenth Supplemental Indenture, dated as of May 13, 2011, relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.25% Senior Notes due May 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 13, 2011 (File No. 1-2348), Exhibit 4.1)

4.13
Fourteenth Supplemental Indenture, dated as of September 12, 2011, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.25% Senior Notes due September 15, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 12, 2011 (File No. 1-2348), Exhibit 4.1)

4.14
Sixteenth Supplemental Indenture, dated as of December 1, 2011, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.50% Senior Notes due December 15, 2041 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 1, 2011 (File No. 1-2348), Exhibit 4.1)

4.15
Seventeenth Supplemental Indenture, dated as of April 16, 2012, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.45% Senior Notes due April 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.16
Eighteenth Supplemental Indenture, dated as of August 16, 2012, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.45% Senior Notes due August 15, 2022 and $350,000,000 aggregate principal amount of its 3.75% Senior Notes due August 15, 2042 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 16, 2012 (File No. 1-2348), Exhibit 4.1)

4.17
Nineteenth Supplemental Indenture, dated as of June 14, 2013, relating to the issuance of $375,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.25% Senior Notes due June 15, 2023 and $375,000,000 aggregate principal amount of its 4.60% Senior Notes due June 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 14, 2013 (File No. 1-2348), Exhibit 4.1)

4.18
Twentieth Supplemental Indenture, dated as of November 12, 2013, relating to the issuance of $300,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.85% Senior Notes due November 15, 2023 and $500,000,000 aggregate principal amount of its 5.125% Senior Notes due November 15, 2043 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2013 (File No. 1-2348), Exhibit 4.1)

4.19
Twenty-First Supplemental Indenture, dated as of February 21, 2014, relating to the issuance of $450,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.75% Senior Notes due February 15, 2024 and $450,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 21, 2014 (File No. 1-2348), Exhibit 4.1)

4.20
Twenty-Third Supplemental Indenture, dated as of August 18, 2014, relating to the issuance of $350,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.40% Senior Notes due August 15, 2024 and $225,000,000 aggregate principal amount of its 4.75% Senior Notes due February 15, 2044 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 18, 2014 (File No. 1-2348), Exhibit 4.1)

4.21
Twenty-Fourth Supplemental Indenture, dated as of November 6, 2014, relating to the issuance of $500,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 6, 2014 (File No. 1-2348), Exhibit 4.1)

4.22
Twenty-Fifth Supplemental Indenture, dated as of June 12, 2015, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $100,000,000 aggregate principal amount of its 4.30% Senior Notes due March 15, 2045 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 12, 2015 (File No. 1-2348), Exhibit 4.1)

4.23
Twenty-Sixth Supplemental Indenture, dated as of November 5, 2015, relating to the issuance of $200,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.50% Senior Notes due June 15, 2025 and $450,000,000 aggregate principal amount of its 4.25% Senior Notes due March 15, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 5, 2015 (File No. 1-2348), Exhibit 4.1)

4.24
Twenty-Seventh Supplemental Indenture, dated as of March 1, 2016, relating to the issuance of $600,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 2.95% Senior Notes due March 1, 2026 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 1, 2016 (File No. 1-2348), Exhibit 4.1)

4.25
Twenty-Eighth Supplemental Indenture, dated as of December 1, 2016, relating to the issuance of $250,000,000 aggregate principal amount of Pacific Gas and Electric Company’s Floating Rate Senior Notes due November 30, 2017 and $400,000,000 aggregate principal amount of its 4.00% Senior Notes due December 1, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 1, 2016 (File No. 1-2348), Exhibit 4.1)

4.26
Twenty-Ninth Supplemental Indenture, dated as of March 10, 2017, relating to the issuance of $400,000,000 aggregate principal amount of Pacific Gas and Electric Company’s 3.30% Senior Notes due March 15, 2027 and $200,000,000 aggregate principal amount of its 4.00% Senior Notes due December 1, 2046 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 10, 2017 (File No. 1-2348), Exhibit 4.1)

4.27
Thirtieth Supplemental Indenture, dated as of July 1, 2020, to the Amended and Restated Indenture, dated as of April 22, 2005, between Pacific Gas and Electric Company and BOKF, N.A., as trustee (including forms of certain series of Reinstated Senior Notes as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.3)

4.28
Indenture, dated as of November 29, 2017, relating to the issuance of $500,000,000 aggregate principal amount of by Pacific Gas and Electric Company’s Floating Rate Senior Notes due November 28, 2018, $1,150,000,000 aggregate principal amount of its 3.30% Senior Notes due December 1, 2027 and $850,000,000 aggregate principal amount of its 3.95% Senior Notes due December 1, 2047 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 29, 2017 (File No. 1-2348), Exhibit 4.1)

4.29
First Supplemental Indenture, dated as of July 1, 2020, to the Indenture, dated as of November 29, 2017, between Pacific Gas and Electric Company and BOKF, N.A., as trustee (including forms of certain series of Reinstated Senior Notes as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.4)

4.30
Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.1)

4.31
First Supplemental Indenture, dated as of June 19, 2020, to the Indenture of Mortgage, dated as of June 19, 2020, relating to the 1.75% First Mortgage Bonds due June 16, 2022, 2.10% First Mortgage Bonds due August 1, 2027, 2.50% First Mortgage Bonds due February 1, 2031, 3.30% First Mortgage Bonds due August 1, 2040 and 3.50% First Mortgage Bonds due August 1, 2050, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (including the form of Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.2)

4.32
Second Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the Senior Notes Collateral Bonds as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.6)

4.33
Third Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, dated as of June 19, 2020, relating to 3.75% First Mortgage Bond due July 1, 2028 and 3.45% First Mortgage Bond due July 1, 2025 (collectively, the “Short-Term Exchange Mortgage Bonds”) and 4.95% First Mortgage Bond due July 1, 2050 and 4.55% First Mortgage Bond due July 1, 2030 (collectively, the “Long-Term Exchange Mortgage Bonds”) between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the Short-Term Exchange Mortgage Bonds and the Long-Term Exchange Mortgage Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.1)

4.34
Fourth Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, dated as of June 19, 2020, relating to 3.15% First Mortgage Bond due July 1, 2026 and 4.50% First Mortgage Bond due July 1, 2040 (collectively, the “Funded Debt Mortgage Bonds”) between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the Funded Debt Mortgage Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.2)

4.35
Fifth Supplemental Indenture, dated as of July 1, 2020, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the collateral bonds securing the $1,500,000,000 18-month term loan facility and the $1,500,000,000 364-day term loan facility) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 4.7)

4.36
Sixth Supplemental Indenture, dated as of August 1, 2020, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2020 (File No. 1-12609), Exhibit 4.15)

4.37
Pledge Agreement, dated as of October 5, 2020, between Pacific Gas and Electric Company and MUFG Bank, Ltd. (incorporated by reference to PG&E Corporation’s Form 8-K dated October 5, 2020 (File No. 1-12609), Exhibit 4.1)

4.38
Eighth Supplemental Indenture, dated as of March 11, 2021, to the Indenture of Mortgage, dated as of June 19, 2020, relating to the $1,500,000,000 aggregate principal amount of 1.367% First Mortgage Bonds due March 10, 2023, $450,000,000 aggregate principal amount of 3.25% First Mortgage Bonds due June 1, 2031 Bonds and $450,000,000 aggregate principal amount of 4.20% First Mortgage Bonds due June 1, 2041 Bonds, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A.(including the form of First Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 8, 2021 (File No. 1-2348), Exhibit 4.1)

4.39
Ninth Supplemental Indenture, dated as of June 3, 2021, to the Indenture of Mortgage, dated as of June 19, 2020, relating to the $800,000,000 aggregate principal amount of 3.000% First Mortgage Bonds due June 15, 2028 (the “2028 Bonds”), between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (including the form of 2028 Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2021 (File No. 1-2348), Exhibit 4.1)

4.40
Tenth Supplemental Indenture, dated as of June 22, 2021, to the Indenture of Mortgage, dated as of June 19, 2020, relating to the collateral bonds, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (including the forms of collateral bonds securing the revolving credit facility) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2021 (File No. 1-2348), Exhibit 4.1)

4.41
Eleventh Supplemental Indenture, dated as of October 29, 2021, to the Indenture of Mortgage, dated as of June 19, 2020, relating to the collateral bond, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (including the form of collateral bond securing the 18-month term loan facility) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-2348), Exhibit 4.2)

4.42
Twelfth Supplemental Indenture, dated as of November 15, 2021, to the Indenture of Mortgage, dated as of June 19, 2020, relating to the $300,000,000 aggregate principal amount of Floating Rate Mortgage Bonds due November 14, 2022 (the “Floating Rate Mortgage Bonds”) and the $900,000,000 aggregate principal amount of 1.70% First Mortgage Bonds due November 15, 2023 (the “2023 Bonds”), between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (including the forms of Floating Rate Mortgage Bonds and 2023 Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 10, 2021 File No. 1-2348), Exhibit 4.1)

4.43
Thirteenth Supplemental Indenture, dated as of February 18, 2022, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of the Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 16, 2022 (File No. 1-2348), Exhibit 4.1)

4.44
Fourteenth Supplemental Indenture, dated as of April 4, 2022, relating to the collateral bond between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of collateral bond) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 4, 2022 (File No. 1-2348), Exhibit 4.1)

4.45
Fifteenth Supplemental Indenture, dated as of April 20, 2022, relating to the collateral bonds between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of collateral bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 4.1)

4.46
Sixteenth Supplemental Indenture, dated as of June 8, 2022, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of the Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 6, 2022 (File No. 1-2348), Exhibit 4.1)

4.47
Seventeenth Supplemental Indenture, dated as of October 4, 2022 to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-2348), Exhibit 4.3)

4.48
Eighteenth Supplemental Indenture, dated as of January 6, 2023, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 6, 2023 (File No. 1-2348), Exhibit 4.1)

4.49
Indenture, dated as of June 23, 2020, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-12609), Exhibit 4.1)

4.50
First Supplemental Indenture, dated as of June 23, 2020, to the Indenture, dated as of June 23, 2020, relating to the 5.000% Senior Secured Notes due July 1, 2028 (the “2028 Notes”) and the 5.250% Senior Secured Notes due July 1, 2030 (the “2030 Notes”; together with the 2028 Notes, the “Notes”), among PG&E Corporation, The Bank of New York Mellon Trust Company, N.A., and JP Morgan Chase Bank N.A., as collateral agent (including the form of Notes for each series) (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-2609), Exhibit 4.2)

4.51
Escrow Deposit and Disbursement Agreement, dated as of June 23, 2020, among PG&E Corporation, The Bank of New York Mellon Trust Company, N.A., as escrow agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-2609), Exhibit 4.3)

4.52
Calculation Agency Agreement, dated as June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A, as calculation agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.3)

4.53
Escrow Deposit and Disbursement Agreement, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as escrow agent and as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 19, 2020 (File No. 1-2348), Exhibit 4.4)

4.54
Indenture, dated as of November 12, 2021, between PG&E Recovery Funding LLC and The Bank of New York Melon Trust Company, N.A. (including forms of the Senior Secured Recovery Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2021 (File No. 1-12609), Exhibit 4.1)

4.55
Series Supplement, dated as of November 12, 2021, between PG&E Recovery Funding LLC and The Bank of New York Melon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2021 (File No. 1-12609), Exhibit 4.2)

4.56
Indenture, dated as of November 30, 2022, between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A., (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 30, 2022 (File No. 1-12609), Exhibit 4.1)

4.57
Series Supplement, dated as of November 30, 2022, between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 30, 2022 (File No. 1-12609), Exhibit 4.2)

4.58
Indenture, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 4.1)

4.59
Series Supplement, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 4.2)

4.60
Indenture, dated as of May 10, 2022, between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 10, 2022 (File No. 1-2348), Exhibit 4.1)

4.61
Series Supplement, dated as of May 10, 2022, between PG&E Wildfire Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 10, 2022 (File No. 1-2348), Exhibit 4.2)

4.62 (a)	Description of PG&E Corporation’s Securities – Common Stock and Equity Units

4.62 (b)	Description of Pacific Gas and Electric Company’s Securities – Preferred Stock

10.1
Second Amended and Restated Credit Agreement, dated as of April 27, 2015, among (1) PG&E Corporation, as borrower, (2) Bank of America, N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Citibank N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank, National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12609), Exhibit 10.1)

10.2
Second Amended and Restated Credit Agreement dated as of April 27, 2015, among (1) Pacific Gas and Electric Company, as borrower, (2) Citibank N.A., as administrative agent and a lender, (3) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, (4) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and lenders, (5) Wells Fargo Bank, National Association, as documentation agent and lender, and (6) the following other lenders: Barclays Bank PLC, BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., The Bank of New York Mellon, N.A., Mizuho Corporate Bank, Ltd., Royal Bank of Canada, U.S. Bank National Association, MUFG Union Bank, N.A., TD Bank, N.A., Canadian Imperial Bank of Commerce, New York Branch, and Sumitomo Mitsui Banking Corporation (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2015 (File No. 1-2348), Exhibit 10.2)

10.3
Term Loan Agreement, dated as of April 16, 2018, among PG&E Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Mizuho Bank, Ltd., Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to PG&E Corporation’s Form 8-K dated April 16, 2018 (File No. 1-12609), Exhibit 10.1)

10.4
Term Loan Agreement, dated as of February 23, 2018, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities from time to time parties thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners and The Bank of Tokyo-Mitsubishi UFJ, Ltd, as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 23, 2018 (File No. 1-02348), Exhibit 10.1)

10.5
Transmission Control Agreement among the California Independent System Operator Corporation (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.8)

10.6	*
Agreement to Enter Into Lease and Purchase Option, dated June 5, 2020, between Pacific Gas and Electric Company and TMG Bay Area Investments II, LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 5, 2020 (File No. 1-2348), Exhibit 10.1)

10.7	*
Office Lease, dated as of October 23, 2020, between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2020 (File No. 1-12609), Exhibit 10.12)

10.8
Calculation Agency Agreement, dated as of November 16, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A, as calculation agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 16, 2020 (File No. 1-2348), Exhibit 4.2)

10.9
Repricing Amendment, dated as of February 1, 2021, among PG&E Corporation, the Consenting Lenders, the New Lenders (each as defined therein) and JPMorgan Chase Bank, N.A, as administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.2)

10.10
Underwriting Agreement, dated as of February 16, 2022, among Pacific Gas and Electric Company, BofA Securities, Inc., J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Mizuho Securities LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 16, 2022 (File No. 1-2348), Exhibit 1.1)

10.11
Underwriting Agreement, dated as of May 3, 2022, among PG&E Wildfire Recovery Funding LLC, Pacific Gas and Electric Company, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives for the Underwriters party thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 3, 2022 (File No. 1-2348), Exhibit 1.1)

10.12
Underwriting Agreement, dated as of June 6, 2022, among Pacific Gas and Electric Company, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 6, 2022 (File No. 1-2348), Exhibit 1.1)

10.13
Underwriting Agreement, dated as of July 13, 2022, among PG&E Wildfire Recovery Funding LLC, Pacific Gas and Electric Company and Citigroup Global Markets Inc., Barclays Capital Inc., and Goldman Sachs & Co. LLC, as representatives of the Underwriters party thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 13, 2022 (File No. 1-2348), Exhibit 1.1)

10.14
Underwriting Agreement, dated as of November 18, 2022, among PG&E Recovery Funding LLC, Pacific Gas and Electric Company and Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Underwriters party thereto (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 18, 2022 (File No. 1-2348), Exhibit 1.1)

10.15
Underwriting Agreement, dated as of January 4, 2023, among Pacific Gas and Electric Company, Barclays Capital Inc., Mizuho Securities USA LLC, MUFG Securities Americas Inc. and Wells Fargo Securities LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 6, 2023 (File No. 1-2348), Exhibit 1.1)

10.16
Equity Distribution Agreement, dated as of April 30, 2021, among PG&E Corporation, Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as sales agents and forward sellers, and Barclays Bank PLC, Bank of America, N.A., Credit Suisse Capital LLC and Wells Fargo Bank, National Association, as forward purchasers (incorporated by reference to PG&E Corporation’s Form 8-K dated April 30, 2021 (File No. 1-12609), Exhibit 1.1)

10.17
Pledge Agreement, dated as of July 1, 2020, among PG&E Corporation, J.P. Morgan Chase Bank, N.A., as collateral agent, revolving administrative agent and term administrative agent, The Bank of New York Mellon Trust Company, N.A., and the secured representatives party thereto from time to time (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.8)

10.18
Purchase Contract and Unit Agreement, dated as of July 1, 2020, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and attorney-in-fact for the holders from time to time as provided therein (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.9)

10.19
Custodial Agreement, dated as of July 1, 2020, between The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as custodian (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.12)

10.20
Registration Rights Agreement, dated as of August 6, 2018, among Pacific Gas and Electric Company, Goldman Sachs & Co. LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as representatives of the initial purchasers (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 6, 2018 (File No. 1-2348), Exhibit 4.5)

10.21
Registration Rights Agreement, dated as of July 1, 2020, between the Fire Victim Trust and PG&E Corporation (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 10.2)

10.22
Amended and Restated Registration Rights Agreement, dated as of July 8, 2021, between PG&E Corporation and the PG&E Fire Victim Trust (incorporated by reference to PG&E Corporation’s Form 8-K dated July 8, 2021 (File No. 1-12609), Exhibit 4.1)

10.23
Credit Agreement, dated as of July 1, 2020, among PG&E Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 10.3)

10.24
Amendment No. 1 to Credit Agreement, dated as of June 22, 2021, among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2021 (File No. 1-12609), Exhibit 10.1)

10.25
Amendment No. 2 to Credit Agreement, dated as of October 4, 2022, among PG&E Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.2)

10.26
Term Loan Agreement, dated as of June 23, 2020, among PG&E Corporation, J.P. Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-12609), Exhibit 10.1)

10.27
Repricing Amendment, dated as of February 1, 2021, among PG&E Corporation, the Consenting Lenders, the New Lenders (each as defined therein) and JPMorgan Chase Bank, N.A, as administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.2)

10.28
Credit Agreement, dated as of July 1, 2020, among Pacific Gas and Electric Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, and Citibank, N.A., as designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 10.4)

10.29
Amendment No. 1 to Credit Agreement, dated as of June 22, 2021, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time, JP Morgan Chase Bank, N.A., as co-administrative agents and Citibank, N.A,, as designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2021 (File No. 1-2348), Exhibit 10.2)

10.30
Amendment No. 2 to Credit Agreement, dated as of October 4, 2022, among Pacific Gas and Electric Company, the lenders party thereto, Citibank, N.A., as administrative agent and Citibank, N.A., as designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-2348), Exhibit 10.3)

10.31
Term Loan Credit Agreement, dated as of July 1, 2020, among Pacific Gas and Electric Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No.1-2348), Exhibit 10.4)

10.32
Amendment No. 1 to Credit Agreement, dated as of October 29, 2021, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-12609), Exhibit 10.5)

10.33
Amendment No. 2 to Credit Agreement, dated as of December 31, 2021, among Pacific Gas and Electric Company, the Consenting Lenders, the other Lenders (each as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2021 (File No. 1-2348), Exhibit 10.29)

10.34
Amendment No. 3 to Credit Agreement, dated as of February 8, 2022, among Pacific Gas and Electric Company, the Consenting Lenders (each as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2021 (File No. 1-2348), Exhibit 10.30)

10.35
Term Loan Credit Agreement, dated as of April 4, 2022, among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 4, 2022 (File No. 1-2348), Exhibit 10.1)

10.36
Term Loan Credit Agreement, dated as of April 20, 2022, among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.1)

10.37
Amendment No. 1 to Term Loan Credit Agreement, dated as of September 23, 2022, among Pacific Gas and Electric Company, the several lenders from time to time party thereto and Bank of America, N.A., as administrative agent

10.38
Purchase and Sale Agreement, dated as of October 5, 2020, between PG&E AR Facility, LLC, as buyer, and Pacific Gas and Electric Company in its capacity as initial Servicer and in its capacity as Originator (incorporated by reference to PG&E Corporation’s Form 8-K dated October 5, 2020 (File No. 1-12609), Exhibit 10.1)

10.39
Amendment No. 1 to Purchase and Sale Agreement, dated as of January 14, 2021, between PG&E AR Facility, LLC, as buyer, and Pacific Gas and Electric Company in its capacity as initial Servicer and in its capacity as Originator (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.75)

10.40
Amendment No. 2 to Purchase and Sale Agreement, dated as of March 18, 2022, among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial servicer and originator, JPMorgan Chase Bank, N.A., as a committed lender and group agent, Jupiter Securitization Company LLC, as a conduit lender, Mizuho Bank, Ltd., as a committed lender and group agent, BNP Paribas, as a committed lender and group agent, Starbird Funding Corporation, as a conduit lender, Victory Receivables Corporation, as a conduit lender, and MUFG Bank, Ltd., as a committed lender, group agent and administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.2)

10.41
Amendment No. 3 to Purchase and Sale Agreement, dated as of April 20, 2022, among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial Servicer and as an originator, the financial institutions party thereto and listed therein as committed lenders, conduit lenders, and group agents, and MUFG Bank, Ltd., as a Committed Lender, a Group Agent, and MUFG Bank, Ltd., Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.3)

10.42
Receivables Financing Agreement, dated as of October 5, 2020, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to PG&E Corporation’s Form 8-K dated October 5, 2020 (File No. 1-12609), Exhibit 10.2)

10.43
Amendment No. 1 to Receivables Financing Agreement, dated as of January 14, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.77)

10.44
Amendment No. 2 to Receivables Financing Agreement, dated as of February 12, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.78)

10.45
Amendment No. 3 to Receivables Financing Agreement, dated as of May 5, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-12609), Exhibit 10.2)

10.46
Amendment No. 4 to Receivables Financing Agreement, dated as of September 15, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial Servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as Administrative Agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-12609), Exhibit 10.3)

10.47
Amendment No. 5 to Receivables Financing Agreement, dated as of March 18, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-2348), Exhibit 10.4)

10.48
Amendment No. 6 to Receivables Financing Agreement, dated as of April 20, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.2)

10.49
Amendment No. 7 to Receivables Financing Agreement and Limited Waiver, dated as of June 21, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2022 (File No. 1-2348), Exhibit 10.6)

10.50
Amendment No. 8 to Receivables Financing Agreement, dated as of September 30, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as Administrative Agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.7)

10.51
Collection Account Intercreditor Agreement, dated as of October 5, 2020, among Pacific Gas and Electric Company, MUFG Bank, Ltd., and each trustee, indenture trustee, lender administrative agent, collateral agent, purchaser or other party described in Exhibit A therein (incorporated by reference to PG&E Corporation’s Form 8-K dated October 5, 2020 (File No. 1-12609), Exhibit 10.3)

10.52
Recovery Property Servicing Agreement, dated as of November 12, 2021, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2021 (File No. 1-2348), Exhibit 10.1)

10.53
Recovery Property Purchase and Sale Agreement, dated as of November 12, 2021, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Seller (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2021 (File No. 1-2348), Exhibit 10.2)

10.54
Administration Agreement, dated as of November 12, 2021, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as administrator (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 12, 2021 (File No. 1-2348), Exhibit 10.3)

10.55
Recovery Property Servicing Agreement, dated as of May 10, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 6, 2022 (File No. 1-2348), Exhibit 10.1)

10.56
Recovery Property Purchase and Sale Agreement, dated as of May 10, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Seller (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 6, 2022 (File No. 1-2348), Exhibit 10.2)

10.57
Administration Agreement, dated as of May 10, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 6, 2022 (File No. 1-2348), Exhibit 10.3)

10.58
Recovery Property Servicing Agreement, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 10.1)

10.59
Recovery Property Purchase and Sale Agreement, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Seller (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 10.2)

10.60
Administration Agreement, dated as of July 20, 2022, between PG&E Wildfire Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 15, 2022 (File No. 1-2348), Exhibit 10.3)

10.61
Recovery Property Servicing Agreement, dated as of November 30, 2022, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer, (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 30, 2022 (File No. 1-2348), Exhibit 10.1)

10.62
Recovery Property Purchase and Sale Agreement, dated as of November 30, 2022, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Seller (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 30, 2022 (File No. 1-2348), Exhibit 10.2)

10.63
Administration Agreement, dated as of November 30, 2022, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator(incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 30, 2022 (File No. 1-2348), Exhibit 10.3)

10.64
PG&E Fire Victim Trust Share Exchange and Tax Matters Agreement, dated as of July 8, 2021, among PG&E Corporation, Pacific Gas and Electric Company, PG&E ShareCo LLC and the PG&E Fire Victim Trust (incorporated by reference to PG&E Corporation’s Form 8-K dated July 8, 2021 (File No. 1-12609), Exhibit 10.1)

10.65	**
PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of June 3, 2019 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2019 (File No. 1-12609), Exhibit 10.9)

10.66	**	Consent to Recoupment of Excess Performance Share Units award for 2021 under the PG&E Corporation 2014 Long-Term Incentive Plan

10.67	**	Consent to Recoupment of Excess Performance Share Units, dated as of October 14, 2022, between PG&E Corporation and John R. Simon

10.68	**	PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective as of February 15, 2023

10.69	**
PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004) (File No. 1-12609), Exhibit 10.10)

10.70	**	PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective as of February 15, 2023

10.71	**	PG&E Corporation Short-Term Incentive Plan, as amended effective as of February 15, 2023.

10.72	**
Pacific Gas and Electric Company Officer Relocation Handbook, effective December 15, 2019 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.99)

10.73	**
Postretirement Life Insurance Plan of Pacific Gas and Electric Company, as amended and restated on February 14, 2012 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2012 (File No. 1-2348), Exhibit 10.7)

10.74	**
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective February 6, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2014 (File No. 1-2348), Exhibit 10.37)

10.75	**
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective February 12, 2016, (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-2348), Exhibit 10.4)

10.76	**
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective January 1, 2019 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.100)

10.77	**	Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective January 1, 2020

10.78	**
Form of Stock Option Agreement for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.08)

10.79	**
Form of Restricted Stock Unit Agreement for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 File No. 1-12609), Exhibit 10.13)

10.80	**
Form of Restricted Stock Unit Agreement for 2022 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12609), Exhibit 10.11)

10.81	**
Form of Performance Share Unit Agreement subject to customer experience, public safety and financial goals for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.14)

10.82	**
Form of Performance Share Unit Agreement subject to total shareholder return goals for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.15)

10.83	**
PG&E Corporation 2021 Long-Term Incentive Plan, as amended effective as of June 16, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12609), Exhibit 10.12)

10.84	**
Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award, as amended effective August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.8)

10.85	**
Form of PG&E Corporation 2021 Long-Term Incentive Plan Restricted Stock Unit Award, as amended effective August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.9)

10.86	**
Form of PG&E Corporation 2021 Long-Term Incentive Plan Performance Share Unit Award, as amended effective August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.10)

10.87	**
Amendment to 2014 PG&E Corporation Long-Term Incentive Plan Award Agreements and 2021 PG&E Corporation Long-Term Incentive Plan Award Agreements, dated as of August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.11)

10.88	**
PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective September 15, 2010 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-12609), Exhibit 10.2)

10.89	**
PG&E Corporation 2010 Executive Stock Ownership Guidelines, as amended effective as of January 1, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.14)

10.90	**
PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

10.91	**
Amendment to PG&E Corporation Golden Parachute Restriction Policy dated as of December 31, 2008 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

10.92	**
PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2005 (as amended to comply with Internal Revenue Code Section 409A regulations effective as of January 1, 2009) (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No.1-12609), Exhibit 10.24)

10.93	**
Amended and Restated PG&E Corporation Director Grantor Trust Agreement dated as of October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.01)

10.94	**
Amended and Restated PG&E Corporation Officer Grantor Trust Agreement dated as of October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.2)

10.95	**
PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective February 19, 2019 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.119)

10.96	**
Resolution of the Board of Directors of PG&E Corporation regarding indemnification of officers and directors dated as of December 18, 1996 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.40)

10.97	**
Resolution of the Board of Directors of Pacific Gas and Electric Company regarding indemnification of officers and directors dated as of July 19, 1995 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.41)

10.98	**	Form of Director and Officer Indemnification Agreement (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2019 (File No. 1-12609), Exhibit 10.08)

10.99	**
Non-Annual Restricted Stock Unit Award Agreement between Adam L. Wright and PG&E Corporation, dated as of March 1, 2021 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609, Exhibit 10.8)

10.100	**
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Marlene M. Santos, dated as of March 15, 2021 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.10)

10.101	**
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Christopher A. Foster, dated as of March 22, 2021 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.11)

10.102	**
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Julius Cox, dated as of March 1, 2021 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2021 (File No. 1-12609), Exhibit 10.92)

10.103	**
Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Carla Peterman, dated as of June 1, 2021 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2021 (File No. 1-12609), Exhibit 10.93)

10.104	**
Consent to Amend Award Agreement, dated as of August 14, 2022, between PG&E Corporation and John R. Simon (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.12)

10.105	**
PG&E Corporation 2014 Long-Term Incentive Plan (as adopted effective May 12, 2014 and as last amended effective July 1, 2020) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2020 (File No. 1-12609), Exhibit 10.40)

10.106	**	PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to PG&E Corporation’s definitive proxy statement on Schedule 14A filed on April 8, 2021)

10.107	**
PG&E Corporation 2012 Officer Severance Policy, as amended effective November 1, 2021 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.13)

10.108	**
Form of Restricted Stock Unit Agreement under the PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.10)

10.109	**
Form of Performance Share Award Agreement under the PG&E Corporation 2021 Long-Term Incentive (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.11)

14		Employee Code of Conduct

21		Subsidiaries of the Registrant

23.1		PG&E Corporation Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

23.2		Pacific Gas and Electric Company Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

24		Powers of Attorney

31.1		Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Executive Officer and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K for the year ended December 31, 2022 to be signed on their behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

	PG&E CORPORATION		PACIFIC GAS AND ELECTRIC COMPANY
	(Registrant)		(Registrant)

	/s/ PATRICIA K. POPPE		/s/ ADAM L. WRIGHT
	Patricia K. Poppe		Adam L. Wright

By:	Chief Executive Officer	By:	Executive Vice President, Operations and Chief Operating Officer

Date:	February 22, 2023	Date:	February 22, 2023

/s/ MARLENE M. SANTOS
Marlene M. Santos

		By:	Executive Vice President and Chief Customer Officer

		Date:	February 22, 2023

/s/ JASON M. GLICKMAN
Jason M. Glickman

		By:	Executive Vice President, Engineering, Planning, and Strategy

		Date:	February 22, 2023

Signature	Title	Date
A. Principal Executive Officers

/s/ PATRICIA K. POPPE	Chief Executive Officer	February 22, 2023
Patricia K. Poppe	(PG&E Corporation)

/s/ ADAM L. WRIGHT	Executive Vice President, Operations and Chief Operating Officer	February 22, 2023
Adam L. Wright	(Pacific Gas and Electric Company)

/s/ MARLENE M. SANTOS	Executive Vice President and Chief Customer Officer	February 22, 2023
Marlene M. Santos	(Pacific Gas and Electric Company)

/s/ JASON M. GLICKMAN	Executive Vice President, Engineering, Planning, and Strategy	February 22, 2023
Jason M. Glickman	(Pacific Gas and Electric Company)

B. Principal Financial Officers
/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer	February 22, 2023
Christopher A. Foster	(PG&E Corporation)

/s/ STEPHANIE N. WILLIAMS	Vice President, Chief Financial Officer, and	February 22, 2023
Stephanie N. Williams	Controller (Pacific Gas and Electric Company)

C. Principal Accounting Officer
/s/ STEPHANIE N. WILLIAMS	Vice President, Chief Financial Officer, and	February 22, 2023
Stephanie N. Williams	Controller (Pacific Gas and Electric Company)

C. Directors (PG&E Corporation and Pacific Gas and Electric Company, unless otherwise noted)

*	/s/ RAJAT BAHRI	Director	February 22, 2023
Rajat Bahri

*	/s/ CHERYL F. CAMPBELL	Director	February 22, 2023
	Cheryl F. Campbell	Chair of the Board (Pacific Gas and Electric Company)

*	/s/ KERRY W. COOPER	Director	February 22, 2023
Kerry W. Cooper

*	/s/ JESSICA L. DENECOUR	Director	February 22, 2023
Jessica L. Denecour

*	/s/ MARK E. FERGUSON III	Director	February 22, 2023
Mark E. Ferguson III

*	/s/ ROBERT C. FLEXON	Director	February 22, 2023
	Robert C. Flexon	Chair of the Board (PG&E Corporation)

*	/s/ W. CRAIG FUGATE	Director	February 22, 2023
W. Craig Fugate

*	/s/ ARNO L. HARRIS	Director	February 22, 2023
Arno L. Harris

*	/s/ CARLOS M. HERNANNDEZ	Director	February 22, 2023
Carlos M. Hernandez

*	/s/ MICHAEL R. NIGGLI	Director	February 22, 2023
Michael R. Niggli

*	/s/ PATRICIA K. POPPE	Director	February 22, 2023
Patricia K. Poppe

*	/s/ WILLIAM L. SMITH	Director	February 22, 2023
William L. Smith

*	/s/ BENJAMIN F. WILSON	Director	February 22, 2023
Benjamin F. Wilson

*	/s/ ADAM L. WRIGHT	Director (Pacific Gas and Electric Company)	February 22, 2023
Adam L. Wright

*By:	/s/ JOHN R. SIMON	February 22, 2023
John R. Simon, Attorney-in-Fact

PG&E CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PG&E CORPORATION (“PARENT”)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Administrative service revenue	$109	$118	$127
Operating expenses	(193)	(124)	(103)
Interest income	3	—	—
Interest expense	(261)	(230)	(149)
Other income (expense)	(201)	(54)	13
Reorganization items, net	—	1	(1,649)
Equity in earnings of subsidiaries	2,154	137	411
Income (loss) before income taxes	1,611	(152)	(1,350)
Income tax benefit	(132)	(64)	(46)
Net Income (loss)	$1,743	$(88)	$(1,304)
Other Comprehensive Income (Loss)
Pension and other postretirement benefit plans obligations (net of taxes of $8, $3, and $7, at respective dates)	$21	$7	$(17)
Total other comprehensive income (loss)	21	7	(17)
Comprehensive Income (Loss)	$1,764	$(81)	$(1,321)
Weighted Average Common Shares Outstanding, Basic (1)	2,235	2,463	1,257
Weighted Average Common Shares Outstanding, Diluted (1)	2,380	2,463	1,257
Net earnings (loss) per common share, basic	$0.78	$(0.05)	$(1.05)
Net earnings (loss) per common share, diluted	$0.73	$(0.05)	$(1.05)
(1) Includes 247,743,590 and 477,743,590 shares of common stock issued to ShareCo as of December 31, 2022 and 2021, respectively.

PG&E CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PG&E CORPORATION (“PARENT”) – (Continued)
CONDENSED BALANCE SHEETS

	Balance at December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$125	$126
Advances to affiliates	46	21
Income taxes receivable	10	10
Other current assets	12	12
Total current assets	193	169
Noncurrent Assets
Equipment	—	2
Accumulated depreciation	—	(2)
Net equipment	—	—
Investments in subsidiaries	33,021	30,232
Other investments	160	181
Deferred income taxes	423	297
Total noncurrent assets	33,604	30,710
Total Assets	$33,797	$30,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt, classified as current	27	27
Accounts payable – other	88	200
Other current liabilities	369	69
Total current liabilities	484	296
Noncurrent Liabilities
Long-term debt	4,588	4,592
Other noncurrent liabilities	134	168
Total noncurrent liabilities	4,722	4,760
Common Shareholders’ Equity
Common stock	36,132	35,129
Reinvested earnings	(7,542)	(9,286)
Accumulated other comprehensive income (loss)	1	(20)
Total common shareholders’ equity	28,591	25,823
Total Liabilities and Shareholders’ Equity	$33,797	$30,879

PG&E CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PG&E CORPORATION (“PARENT”) – (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,743	$(88)	$(1,304)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation amortization	95	51	28
Equity in earnings of subsidiaries	(2,160)	(139)	(412)
Deferred income taxes and tax credits, net	(126)	(60)	(50)
Reorganization items, net (Note 2)	—	(32)	1,548
Current income taxes receivable/payable	—	2	—
Liabilities subject to compromise	—	—	12
Other	339	81	97
Net cash used in operating activities	(109)	(185)	(81)
Cash Flows From Investing Activities:
Investment in subsidiaries	(994)	—	(12,986)
Dividends received from subsidiaries (1)	1,275	—	—
Net cash provided by (used in) investing activities	281	—	(12,986)
Cash Flows From Financing Activities:
Bridge facility financing fees	—	—	(40)
Proceeds from issuance of long-term debt	—	—	4,660
Repayment of long-term debt	(28)	(28)	(664)
Proceeds from (repayments of) intercompany note from the Utility	(145)	145	—
Common stock issued	—	—	7,582
Equity Units issued	—	—	1,304
Other	—	(29)	—
Net cash provided by (used in) financing activities	(173)	88	12,842
Net change in cash and cash equivalents	(1)	(97)	(225)
Cash and cash equivalents at January 1	126	223	448
Cash and cash equivalents at December 31	$125	$126	$223

Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest, net of amounts capitalized	$(233)	$(207)	$(105)
Income taxes, net	—	1	—
Supplemental disclosures of noncash investing and financing activities
Common stock issued in satisfaction of liabilities	—	—	8,276
Changes to PG&E Corporation common stock and treasury stock in connection with the Share Exchange and Tax Matters Agreement	(2,337)	4,854	—

(1) Because of its nature as a holding company, PG&E Corporation classifies dividends received from subsidiaries as an investing cash flow. On June 15, 2022, the Board of Directors of the Utility reinstated the dividend on the Utility’s common stock.

PG&E CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Period
Valuation and qualifying accounts deducted from assets:
2022:
Allowance for uncollectible accounts (1)	$171	$146	$—	$151	$166
2021:
Allowance for uncollectible accounts (1)	$146	$136	$—	$111	$171
2020:
Allowance for uncollectible accounts (1)	$43	$138	$—	$35	$146
(1) Allowance for uncollectible accounts is deducted from “Accounts receivable - Customers.”
(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.

PACIFIC GAS AND ELECTRIC COMPANY

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Period
Valuation and qualifying accounts deducted from assets:
2022:
Allowance for uncollectible accounts (1)	$171	$146	$—	$151	$166
2021:
Allowance for uncollectible accounts (1)	$146	$136	$—	$111	$171
2020:
Allowance for uncollectible accounts (1)	$43	$138	$—	$35	$146
(1) Allowance for uncollectible accounts is deducted from “Accounts receivable - Customers.”
(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.