Form 10-Q
period 2023-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2023-05-04
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				March 31, 2023
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 26, 2023:
PG&E Corporation:	2,473,521,996*
Pacific Gas and Electric Company:	264,374,809

*Includes 127,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 350,000,000 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
TABLE OF CONTENTS

SEC Form 10-Q Reference Number
UNITS OF MEASUREMENT
GLOSSARY
FORWARD-LOOKING STATEMENTS
RISK FACTORS	Part II, Item 1A
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Part I, Item 2
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2022
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q for the period ended March 31, 2023
AB	Assembly Bill
ALJ	administrative law judge
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
ARO	asset retirement obligation
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020, with the Bankruptcy Court
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
D&O Insurance	directors and officers liability insurance
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOJ	United States Department of Justice
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
GT&S	gas transmission and storage

HSMA	Hazardous Substance Memorandum Account
IRC	Internal Revenue Code
IOUs	investor-owned utility(ies)
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility
PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s former San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SPV	PG&E AR Facility, LLC
TCJA	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•significant changes to the electric power and gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for electricity and natural gas, driven by customer departures to community choice aggregators, direct access providers, and legislative mandates to replace gas-fuel technologies; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources and changing customer demand for its natural gas and electric services;

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

•the risks and uncertainties associated with the resolution of the Subordinated Claims and the timing and outcomes of PG&E Corporation’s and the Utility’s ongoing litigation, including appeals of the Confirmation Order; certain indemnity obligations to current and former officers and directors, as well as potential indemnity obligations to underwriters for certain of the Utility’s note offerings; the Wildfire-Related Non-Bankruptcy Claims; the purported PSPS class action filed in December 2019; and other third-party claims, including the extent to which related costs can be recovered through insurance, rates, or from other third parties;

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

•the severity, extent and duration of the global COVID-19 pandemic and its impact on PG&E Corporation’s and the Utility’s workforce availability and the ability of the Utility to collect on customer receivables; and

•the impact of changes in GAAP, standards, rules, or policies, including those related to regulatory accounting, and the impact of changes in their interpretation or application.

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors in the 2022 Form 10-K and a detailed discussion of these matters contained in Item 7. MD&A in the 2022 Form 10-K and Item 2. in this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see the section of the 2022 Form 10-K entitled “Risk Factors” and the section of this quarterly report entitled “Forward-Looking Statements.”

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Item 1. It should also be read in conjunction with the 2022 Form 10-K.

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

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include EPSS, PSPS, vegetation management, asset inspections, and system hardening. In particular, in 2022, the Utility expanded the EPSS program to all distribution lines in high fire risk areas. The Utility is also focused on undergrounding more lines each year while using economies of scale to make undergrounding more cost efficient. These initiatives have significantly reduced the number of CPUC-reportable ignitions and the number of acres burned. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility can retain or contract for the workforce necessary to execute its wildfire mitigation actions.

PG&E Corporation and the Utility have incurred and will continue to incur substantial expenditures in connection with these initiatives. For more information on incurred expenditures, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1. The extent to which the Utility will be able to recover these expenditures and other potential costs through rates is uncertain. If additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on the costs of the Utility’s wildfire mitigation initiatives.

The Utility is subject to a number of legal and regulatory requirements related to its wildfire mitigation efforts, which require periodic inspections of electric assets and ongoing reporting related to this work. Although the Utility believes that it has complied substantially with these requirements, it continually reviews and has identified instances of noncompliance. The Utility intends to update the CPUC and OEIS as its review progresses. The Utility could face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for late inspections or other noncompliance related to wildfire mitigation efforts. See “Self-Reports to the CPUC” in “Regulatory Matters” below.

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

The financial impact of past wildfires is significant. As of March 31, 2023, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.025 billion, $400 million, $1.175 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses but do not include all categories of potential damages and losses.

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

Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. As of March 31, 2023, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $371 million for the 2020 Zogg fire, $529 million for the 2021 Dixie fire, and $49 million for the 2022 Mosquito fire. Additionally, the Utility does not expect that any of its liability insurance would cover restitution payments, if such payments were ordered by the court presiding over the criminal proceeding in connection with the 2020 Zogg fire.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of March 31, 2023, the Utility has recorded a Wildfire Fund receivable of $175 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility will be permitted to recover its wildfire-related claims and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of March 31, 2023, the Utility has recorded receivables for regulatory recovery of $514 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

•The Timing and Outcome of Ratemaking and Other Proceedings. Regulatory ratemaking proceedings are a key aspect of the Utility’s business. The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administrative and general expenses) and capital costs (e.g., depreciation and financing expenses). In addition, the CPUC authorizes the Utility to collect revenues to recover costs that the Utility is allowed to pass through to customers (referred to as “Utility Revenues and Costs that did not Impact Earnings” below), including its costs to procure electricity and natural gas for customers and to administer public purpose and customer programs. Although the Utility generally seeks to recover its recorded costs on a timely basis, in recent years, the amount of the costs recorded in memorandum and balancing accounts has increased. The Utility has also applied to transfer its non-nuclear generation assets to Pacific Generation and potentially sell a minority interest in Pacific Generation. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 3 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below.

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility is subject to enforcement, litigation, and regulatory matters, including those described above, the Safety Culture OII, EOEP proceedings, and actions in connection with the Utility’s WMP, and safety and other self-reports. See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1. In addition, the Utility’s business profile and financial results could be impacted by actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions or by state intervention, including the possibility of a state takeover of the Utility. See “Jurisdictions may attempt to acquire the Utility’s assets through eminent domain” in Item 1A . Risk Factors in the 2022 Form 10-K for more information. These matters could result in penalties, additional regulatory requirements, or changes to the Utility’s operations. PG&E Corporation and the Utility seek to limit these matters by implementing a robust compliance program and by delivering excellent customer experiences.

•PG&E Corporation’s and the Utility’s Ability to Control Operating Costs. Under cost-of-service ratemaking, a utility’s earnings depend on its ability to manage costs within the amounts authorized for recovery in its ratemaking proceedings. The Utility has set a goal to increase its capital investments to meet safety and climate goals, while also reducing non-fuel Operating and maintenance costs by two percent per year. The Utility’s ability to meet this goal depends, in part, on whether the Utility can improve the planning and execution of its work by continuing to implement the Lean operating system.

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A. Risk Factors in the 2022 Form 10-K.  In addition, this quarterly report contains forward-looking statements that are necessarily subject to various risks and uncertainties.  These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report.  See “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.  PG&E Corporation and the Utility are unable to predict all the factors that may affect future results and do not undertake an obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $26.6 billion and a California net operating loss carryforward of approximately $25.2 billion as of December 31, 2022.

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

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. On each of January 9, 2023 and April 11, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the three months ended March 31, 2023, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 60,000,000 shares resulted in an aggregate tax benefit of $256 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Cumulatively through March 31, 2023, the Fire Victim Trust has sold 290,000,000 shares resulting in an aggregate tax benefit of $1.1 billion recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,473,521,996 shares outstanding as of April 26, 2023, only 1,868,034,816 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility, and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of April 26, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of April 26, 2023 was 3.58% of the outstanding shares. As of April 26, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 350,000,000 shares of PG&E Corporation common stock in the aggregate.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2023 and 2022. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Consolidated Total	$569	$475
PG&E Corporation	(54)	(52)
Utility	$623	$527

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.

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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$3,062	$1,057	$4,119	$2,904	$1,254	$4,158
Natural gas operating revenues	982	1,108	2,090	922	718	1,640
Total operating revenues	4,044	2,165	6,209	3,826	1,972	5,798
Cost of electricity	—	522	522	—	502	502
Cost of natural gas	—	916	916	—	561	561
Operating and maintenance	1,921	753	2,674	2,085	1,022	3,107
SB 901 securitization charges, net	273	—	273	—	—	—
Wildfire-related claims, net of recoveries	(2)	—	(2)	(1)	—	(1)
Wildfire Fund expense	117	—	117	118	—	118
Depreciation, amortization, and decommissioning	1,077	—	1,077	972	—	972
Total operating expenses	3,386	2,191	5,577	3,174	2,085	5,259
Operating income (loss)	658	(26)	632	652	(113)	539
Interest income	110	—	110	9		9
Interest expense	(520)	—	(520)	(364)	—	(364)
Other income, net	58	26	84	43	113	156
Income before income taxes	306	—	306	340	—	340
Income tax benefit (1)			(320)			(190)
Net income			626			530
Preferred stock dividend requirement (1)			3			3
Income Available for Common Shareholders			$623			$527

(1) These items impacted earnings for the three months ended March 31, 2023 and 2022.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three months ended March 31, 2023 and 2022, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $218 million, or 6%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the recognition of approximately $585 million in revenues authorized in the final decision of the 2020 WMCE application (see “2020 WMCE Application” below) in the three months ended March 31, 2023, with no comparable revenues in 2022. This increase was partially offset by the recognition of approximately $310 million in revenues related to the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” in Regulatory Matters in the 2022 Form 10-K) in the three months ended March 31, 2022 with no comparable revenues in 2023.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings decreased by $164 million, or 8%, in the three months ended March 31, 2023, compared to the same period in 2022, as a result of labor redeployment due to winter storm response priorities which are generally recoverable through CEMA, and the recognition of approximately $310 million of previously deferred expenses which were authorized by the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” in Regulatory Matters in the 2022 Form 10-K) in the three months ended March 31, 2022, with no comparable costs in the same period in 2023. Additionally, the Utility recognized approximately $85 million in expenses related to the Kincade SED Settlement as well as approximately $55 million in expenses related to the Kincade Stipulation and the Dixie Stipulation (each as defined in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K) in the three months ended March 31, 2022 with no comparable charges in 2023. These decreases were partially offset by the recognition of approximately $422 million of previously deferred expenses authorized in the final decision of the 2020 WMCE application (see “2020 WMCE Application” below) in the three months ended March 31, 2023, with no comparable costs in 2022.

SB 901 Securitization Charges, Net

SB 901 securitization charges, net, that impacted earnings increased by $273 million, or 100%, in the three months ended March 31, 2023, compared to the same period in 2022. In the first quarter of 2023, the Utility recorded charges of $273 million representing the amount that is refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock, with no comparable charges in 2022. For more information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Recoveries

There was no material change to Wildfire-Related Claims, Net of Recoveries that impacted earnings for the periods presented.

Wildfire Fund Expense

There was no material change to Wildfire Fund expense that impacted earnings for the periods presented.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $105 million, or 11%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to capital additions.

Interest Income

Interest income that impacted earnings increased by $101 million, or 100%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

Interest expense that impacted earnings increased by $156 million, or 43%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the issuance of additional long-term debt and an increase in interest rates on variable-rate debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact the equity component of allowance for funds used during construction, and gains and losses on equity securities held by the customer credit trust.

Income Tax Benefit

Income tax benefit increased by $130 million, or 68%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in the tax benefit recognized related to the sale of shares in the Fire Victim Trust in the three months ended March 31, 2023, as compared to the same period in 2022.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended March 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(26.7)%	(11.5)%
Effect of regulatory treatment of fixed asset differences (2)	(35.6)%	(30.0)%
Tax credits	(0.8)%	(0.9)%
Fire Victim Trust (3)	(63.0)%	(29.8)%
Other, net	0.2%	(4.5)%
Effective tax rate	(104.9)%	(55.7)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. These amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the TCJA.
(3) Includes the tax benefit related to the sale of shares of stock in the Fire Victim Trust. See “Tax Matters” above and Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Utility Revenues and Costs that did not Impact Earnings

Fluctuations in revenues that did not impact earnings are primarily driven by procurement costs.  See below for more information.

Cost of Electricity

The Utility’s cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  Cost of electricity also includes net sales (Utility owned generation and third parties) in the CAISO electricity markets. The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost-effectiveness of each source of electricity. The cost of electricity increased in three months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily the result of higher fuel prices for certain generation facilities due to increased system demand for natural gas and tighter supplies experienced during below-normal temperatures occurring during the period, partially offset by decreased customer demand for the Utility’s bundled electric services and higher energy sales to the CAISO.

	Three Months Ended March 31,
(in millions)	2023	2022
Cost of purchased power, net	$140	$434
Fuel used in generation facilities	382	68
Total cost of electricity	$522	$502

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The cost of natural gas increased in the three months ended March 31, 2023, as compared to the same period in 2022. Customer demand increased due to below-normal temperatures occurring during the period with more natural gas used for space heating and increased demand for natural-gas fired electric generation facilities due to lower availability of hydroelectric generation facilities and fewer electric imports. Natural gas prices increased as a result of higher demand, lower natural gas storage levels, and regional pipeline constraints.

	Three Months Ended March 31,
(in millions)	2023	2022
Cost of natural gas sold	$877	$522
Transportation cost of natural gas sold	39	39
Total cost of natural gas	$916	$561

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

PG&E Corporation’s and the Utility’s credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters. Credit rating downgrades may impact the cost and availability of short-term borrowings, including credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. The collateral posting provisions for some of the Utility’s power and natural gas commodity and transportation and service agreements state that if the Utility’s credit ratings were to fall below investment grade, the Utility would be required to post additional cash immediately to fully collateralize some or all of its net liability positions.

The Utility’s annual cost of capital adjustment mechanism provides that in any year during the applicable cost of capital period in which the difference between (i) the average Moody’s Baa utility bond rates (as measured in the 12-month period from October of the prior year through September of the year in which the mechanism could trigger (the “Index”)) and (ii) 4.37% (based on the 2023 Cost of Capital decision) exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility is to initiate this adjustment mechanism by filing an advice letter on or before October 15 of the year in which the mechanism is triggered, to become effective on January 1 of the next year. As of April 26, 2023, for the period since October 1, 2022, the Index averaged 134 basis points above the Utility’s cost of capital benchmark rate of 4.37%.

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Arrearages Related to the COVID-19 Pandemic

PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows have been and could continue to be significantly affected by the outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic, the emergence of variant strains of the virus, and the resulting economic conditions and government orders have had and will continue to have a significant adverse impact on the Utility’s customers and, as a result, these circumstances have impacted and will continue to impact the Utility for an indeterminate period of time. In particular, the Utility continues to experience increased arrearages. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, an annual cap set by the CPUC on the number of service disconnections for residential customers, and the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections.” The Utility resumed non-residential and residential service disconnections as of October 13, 2022. The Utility’s accounts receivable balances over 30 days outstanding as of March 31, 2023 were approximately $1.1 billion, or $821 million higher than the balances as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic.

As of March 31, 2023, PG&E Corporation and the Utility had access to approximately $3.9 billion of total liquidity comprised of approximately $871 million of Utility cash, $157 million of PG&E Corporation cash and $2.8 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

The Utility established the CPPMA for tracking costs related to the CPUC’s emergency authorization and order for the period the CPPMA was in effect. As of March 31, 2023, costs recorded to the CPPMA totaled $27 million and were reflected in Long-term regulatory assets on the Condensed Consolidated Balance Sheets. In addition to the $27 million recorded to the CPPMA, the Utility recorded approximately $104 million of under-collections from residential customers from March 4, 2020 to March 31, 2023 to the RUBA, which has been approved by the CPUC and is reflected in Regulatory balancing accounts receivable on the Condensed Consolidated Balance Sheets.

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

Financial Resources

Equity Financings

PG&E Corporation and the Utility plan to meet their capital requirements for 2023 through internally generated funds and the issuance of long-term and short-term debt. PG&E Corporation and the Utility are also pursuing the potential sale of a minority interest in Pacific Generation. (See “Application with Pacific Generation LLC for Approval to Transfer Non-Nuclear Generation Assets” below.) PG&E Corporation does not plan to issue any equity securities in 2023 or 2024. Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, the timing and outcome of ratemaking proceedings, and the timing and terms of other financings, including the potential sale of a minority interest in Pacific Generation.

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

On March 30, 2023, the Utility completed the sale of $750 million aggregate principal amount of 6.70% First Mortgage Bonds due 2053. The Utility intends to disburse or allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, new or existing eligible green projects and eligible social projects. Pending full disbursement or allocation, the proceeds were used for the repayment of a portion of the loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

Credit Facilities

As of March 31, 2023, PG&E Corporation and the Utility had $500 million and $2.3 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.0 billion and $1.5 billion depending on the periods set forth in the transaction documents. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

On April 18, 2023, the Utility amended its existing term loan agreement to extend the maturity of the $125 million 364-day tranche loan thereunder from April 19, 2023 to April 16, 2024. The 364-day tranche loan bears interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375%, or (2) the alternative base rate plus an applicable margin of 0.375%.

For more information, see “Credit Facilities” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Dividends

On December 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 15, 2023, to holders of record on January 31, 2023. On February 16, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on May 15, 2023, to holders of record on April 28, 2023.

On February 16, 2023, the Board of Directors of the Utility declared a common stock dividend of $425 million, which was paid to PG&E Corporation on February 28, 2023.

On December 20, 2017, the Boards of Directors of PG&E Corporation suspended quarterly cash dividends on PG&E Corporation’s common stock, beginning the fourth quarter of 2017. Subject to the dividend restrictions described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K, any decision to declare and pay dividends on PG&E Corporation’s common stock in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions of PG&E Corporation, and other factors that the Board of Directors of PG&E Corporation may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock.

Utility Cash Flows

PG&E Corporation’s condensed consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the three months ended March 31, 2023 and 2022.

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$1,262	$1,732
Net cash used in investing activities	(2,140)	(2,330)
Net cash provided by financing activities	1,314	645
Net change in cash, cash equivalents, and restricted cash	$436	$47

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash. During the three months ended March 31, 2023, net cash provided by operating activities decreased by $470 million compared to the same period in 2022. The decrease was primarily due to an increase in costs incurred for repair and restoration work performed related to an increase in declared winter storm events in the Utility’s service area during the first quarter of 2023.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire and the timing and amount of any potential related insurance, including funds available from self-insurance (see “2023 General Rate Case” in the Regulatory Matters” section below for more information), Wildfire Fund, and regulatory recoveries;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Wildfire-Related Securities Litigation” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below for more information);

•the severity, extent and duration of the global COVID-19 pandemic and its impact on the Utility’s service area and the ability of the Utility to collect on its customer receivables;

•the timing and amount of available funds to pay eligible claims for liabilities arising from future wildfires;

•the timing and amount of costs in connection with the 2020-2022 and 2023-2025 WMPs and the costs previously incurred in connection with the 2019 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

•the timing of the gain to be returned to customers from the sale of the SFGO and transmission tower wireless licenses and the amounts incurred related to the move to and the leasing of the Lakeside Building; and

•the timing and outcomes of the Utility’s 2023 GRC and other pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through regulated rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested.

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed under “Purchase Commitments” in Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

Investing Activities

Net cash used in investing activities decreased by $190 million during the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to a $169 million increase in customer credit trust investment sales.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.9 billion and $11.2 billion of capital expenditures in 2023. Additionally, future cash flows used in investing activities could be impacted by the timing and amount related to the potential purchase of the Lakeside Building, and the timing and amount of contributions to the customer credit trust, including certain shareholder tax benefits, and $1.0 billion of cash to be contributed in 2024.

Financing Activities

Net cash provided by financing activities increased by $669 million during the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to a $2.7 billion increase in borrowings under the Utility’s credit facilities. The increase was offset by a $1.6 billion increase in repayments under the Utility’s credit facilities and a common stock dividend payment of $425 million to PG&E Corporation on February 28, 2023.

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

LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC, and other federal and state regulatory agencies. The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

During the three months ended March 31, 2023 and through the date of this filing, the Utility has continued to make progress on regulatory and legislative matters.

•On March 27, the Utility submitted its 2023-2025 WMP.

•On March 2, the NRC approved the Utility’s exemption request to allow continued operations at Diablo Canyon past the plant’s current licenses while the Utility’s license renewal application is under review.

•On February 2, the CPUC approved a final decision, adopting without modification the Utility’s settlement agreement in its 2020 WMCE proceeding, pursuant to which the Utility will recover a revenue requirement of $1.04 billion.

•On January 18, the Utility submitted a partial settlement regarding the 2021 WMCE application pursuant to which the Utility would receive a revenue requirement of $720.7 million.

•On January 12, the CPUC approved a settlement pursuant to which the Utility’s wildfire liability insurance will be entirely based on self-insurance beginning in 2023.

•On January 6, the Utility filed a motion for approval of a settlement agreement for all amounts at issue in the second track of the 2023 GRC proceeding, for $183 million in expense and $127 million of capital expenditures.

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

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization for these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of March 31, 2023, the Utility had recorded an aggregate amount of approximately $6.0 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, RTBA, and Microgrids Memorandum Account. Of these costs, approximately $518 million was authorized for recovery and accounted for as current, and $5.5 billion was accounted for as long term as of March 31, 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

For more information, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1, and “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the three months ended March 31, 2023 are summarized in the following table:

Proceeding	Request	Status
2020 WMCE	Revenue requirement of approximately $1.28 billion	Settlement agreement to recover $1.04 billion of revenue requirement approved February 2023.
2021 WMCE	Revenue requirement of approximately $1.47 billion	Partial settlement agreement to recover $721 million of revenue requirement filed January 2023. Settlement excludes VMBA’s $591 million proposed revenue requirement.
2022 WMCE	Revenue requirement of approximately $1.36 billion	Filed December 15, 2022. Proposed decision authorizing $1.1 billion of interim rate relief issued April 2023.

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

On January 18, 2023, the Utility, The Utility Reform Network (“TURN”), and the Public Advocates Office of the CPUC filed a joint motion for approval of a settlement agreement, pursuant to which the Utility would receive a revenue requirement of $720.7 million. The settlement agreement does not address $591.9 million recorded to the VMBA, for which cost recovery will be determined separately by the CPUC.

Upon approval, the majority of the Utility’s proposed revenue requirement would be collected over a two-year period.

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

The recorded expenditures consist of $1.2 billion in expenses and $136 million in capital expenditures. The costs addressed in the 2022 WMCE application are incremental to those previously authorized in the Utility’s 2020 GRC and other proceedings. In connection with the 2022 WMCE application, the Utility also requested interim rate relief of $1.1 billion to be recovered over 12 months beginning June 1, 2023. The remaining $224 million would be recovered after the CPUC issues a final decision. On April 28, 2023, the ALJ issued a proposed decision granting the Utility’s request for interim rate relief.

On April 7, 2023, the assigned commissioner issued a scoping memo pursuant to which a proposed decision would be issued by the first quarter of 2024.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the three months ended March 31, 2023 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $15.82 billion for 2023	A decision is scheduled for the third quarter of 2023.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Final decision issued December 2022, adopting a 10% ROE. Intervenor filed application for rehearing in January 2023.

2023 General Rate Case

On July 22, 2022, the Utility submitted a request for the second track of the GRC proceeding, requesting cost recovery of recorded expenditures related primarily to the safety and reliability of the Utility’s gas transmission and storage system incurred from January 2015 to December 2021. The recorded expenditures consist of $206 million in expenses and $129 million in capital expenditures, resulting in a proposed revenue requirement of approximately $241 million, most of which is proposed to be collected over a two-year period beginning August 1, 2023. On January 6, 2023, the Utility and the Public Advocates Office of the CPUC filed a motion for approval of a settlement agreement for all amounts at issue in the second track of the proceeding. In the motion, the parties requested that the CPUC approve $183 million in expense and $127 million of capital expenditures for recovery through rates.

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

The CPUC’s schedule indicated a final decision on both tracks of this proceeding would be issued in the third quarter of 2023.

Cost of Capital Proceedings

2023 Cost of Capital Application

On December 19, 2022, the CPUC issued a final decision adopting a new cost of capital including ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023. On January 10, 2023, the CPUC issued a decision correcting certain typographical errors in the final decision. See the 2022 Form 10-K.

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

Transmission Owner Rate Cases

The Transmission Owner rate cases for 2017, 2018, and 2019 (the TO18, TO19, and TO20 rate case, respectively) remain outstanding. For more information, see the 2022 Form 10-K.

Other Regulatory Proceedings

2020-2022 Wildfire Mitigation Plans

On February 25, 2022, the Utility submitted the 2022 WMP. The 2022 WMP addressed the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment, reducing the potential for fires to spread, and reducing the impact of PSPS events. On November 10, 2022, OEIS approved the Utility’s 2022 WMP. On December 15, 2022, the CPUC ratified OEIS’s approval.

On February 26, 2023, OEIS issued its final Annual Report on Compliance (“ARC”) for the Utility’s 2020 WMP. In the final ARC, OEIS found that the Utility undertook significant efforts to reduce its wildfire risk and, in many instances, achieved its stated objectives and targets but found that the Utility did not substantially comply with the WMP during the 2020 compliance period. On March 24, 2023, the Utility filed a writ in California superior court seeking judicial review of the OEIS ARC on the grounds that OEIS failed to utilize the compliance evaluation criteria adopted by the CPUC. If the court sustains the ARC’s finding that the Utility did not substantially comply with the WMP during the 2020 compliance period, the CPUC is required to issue penalties for the finding of noncompliance. PG&E Corporation and the Utility cannot reasonably estimate whether they will incur a loss in connection with the ARC or the amount of any such loss, as the writ is pending in state court and because any penalty issued by CPUC depends upon various factors.

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events.

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

On December 13, 2022, the Utility and Pacific Generation filed an application with a similar request with the FERC and also filed a related application with the FERC requesting the transfer of certain hydro licenses to Pacific Generation.

On January 20, 2023, the CPUC issued a scoping memo. On March 30, 2023, the ALJ modified the procedural schedule, pursuant to which a proposed decision would be issued by January 2024.

Self-Reports to the CPUC

The Utility self-reports potential violations of certain requirements to the CPUC. The Utility could face penalties, enforcement actions, or other adverse legal or regulatory consequences for these potential violations, including under the EOEP. For more information about the EOEP, see “PG&E Corporation and the Utility are subject to the Enhanced Oversight and Enforcement Process” in Item 1A. Risk Factors in the 2022 Form 10-K. The Utility is unable to predict the likelihood and the amount of potential fines or penalties, if any, related to these matters.

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

On April 13, 2023, the ALJ issued a proposed decision that would close this proceeding but allow for the continued monitoring of the Utility’s safety culture through an advice letter process.

Extension of Diablo Canyon Operations

On September 2, 2022, SB 846 became law. SB 846 supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. Under the legislation, the Utility would continue to operate Diablo Canyon on behalf of all CPUC-jurisdictional load serving entities, and all customers of those load serving entities would be responsible for the cost of extended operations.

The key remaining steps to continued operations include NRC license renewal and approvals from California state agencies. If either is not received, the Utility would retire Unit 1 in 2024 and Unit 2 in 2025 as previously approved by the CPUC.

On October 31, 2022, the Utility requested that the NRC resume its review of a license renewal application the Utility voluntarily withdrew and terminated in 2018 or else grant an exemption to permit operations to continue at Diablo Canyon after the expiration of each of its current operating licenses and until the NRC completes its review of the license renewal application. On January 24, 2023, the NRC staff declined to resume its review of the previously-withdrawn application and directed the Utility to submit a new application for license renewal, which the Utility expects to do by the end of 2023. On March 2, 2023, the NRC approved the Utility’s exemption request to allow continued operations at Diablo Canyon past the plant’s current licenses. This exemption will allow the Utility, similar to exemptions granted to other utilities, to continue operating both units at Diablo Canyon while the Utility’s license renewal application is under review.

Consistent with SB 846, the CPUC, the California Energy Resources Conservation and Development Commission, California State Lands Commission, California Coastal Commission, and other state agencies will need to determine that extended operations represent an appropriate path to meet California’s reliability, affordability, and environmental goals.

On February 28, 2023 and in consultation with the CAISO and CPUC, the California Energy Resources Conservation and Development Commission determined that California needs to extend the operation of Diablo Canyon to support electric system reliability and that it is prudent to extend the operation of Diablo Canyon for calendar years 2024 through 2030.

LEGISLATIVE AND REGULATORY INITIATIVES

Inflation Reduction Act

In 2022, the Inflation Reduction Act became law. The Inflation Reduction Act includes a 15% corporate alternative minimum tax (“CAMT”) on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective January 1, 2023. The law also extends and modifies existing tax credits and creates new tax credits for renewable and clean energy sources. Many aspects of the Inflation Reduction Act, including the CAMT, remain uncertain and the U.S. Department of the Treasury and the Internal Revenue Service have been granted broad authority to enact regulations implementing its provisions. Depending on the guidance issued, PG&E Corporation and the Utility’s federal income tax liability could increase substantially. PG&E Corporation and the Utility continue to evaluate the impact of the law and its potential implications.

Revenue Procedure 2023-15

On April 14, 2023, the Internal Revenue Service issued Revenue Procedure 2023-15, which provides a safe harbor method for determining gas repairs deductions for income tax purposes. PG&E Corporation and the Utility are currently evaluating the impact of the law.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this quarterly report on Form 10-Q, as well as “Item 1A. Risk Factors” and Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

RISK MANAGEMENT ACTIVITIES

PG&E Corporation, mainly through its ownership of the Utility, and the Utility are exposed to risks associated with adverse changes in commodity prices, interest rates, and counterparty credit.

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2022 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the three months ended March 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. PG&E Corporation and the Utility consider their accounting policies for regulatory assets and liabilities, loss contingencies associated with environmental remediation liabilities and legal and regulatory matters, AROs, contributions to the Wildfire Fund, and pension and other post-retirement benefit plans to be critical accounting policies. These policies are considered critical accounting estimates due, in part, to their complexity and because their application is relevant and material to the financial position and results of operations of PG&E Corporation and the Utility, and because these policies require the use of material judgments and estimates. Actual results may differ materially from these estimates and assumptions. These accounting estimates and their key characteristics are discussed in detail in the 2022 Form 10-K.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Operating Revenues
Electric	$4,119	$4,158
Natural gas	2,090	1,640
Total operating revenues	6,209	5,798
Operating Expenses
Cost of electricity	522	502
Cost of natural gas	916	561
Operating and maintenance	2,677	3,110
SB 901 securitization charges, net	273	—
Wildfire-related claims, net of recoveries	(2)	(1)
Wildfire Fund expense	117	118
Depreciation, amortization, and decommissioning	1,077	972
Total operating expenses	5,580	5,262
Operating Income	629	536
Interest income	112	8
Interest expense	(602)	(419)
Other income, net	85	149
Income Before Income Taxes	224	274
Income tax benefit	(348)	(204)
Net Income	572	478
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$569	$475
Weighted Average Common Shares Outstanding, Basic	1,991	1,986
Weighted Average Common Shares Outstanding, Diluted	2,132	2,134
Net Income Per Common Share, Basic	$0.29	$0.24
Net Income Per Common Share, Diluted	$0.27	$0.22

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2023	2022
Net Income	$572	$478
Other Comprehensive Income
Net unrealized gains on available-for-sale securities (net of taxes of $2 and $0, respectively)	5	—
Total other comprehensive income	5	—
Comprehensive Income	577	478
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Attributable to Common Shareholders	$574	$475

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,028	$734
Restricted cash (includes $385 million and $201 million related to VIEs at respective dates)	387	213
Accounts receivable
Customers (net of allowance for doubtful accounts of $241 million and $166 million at respective dates) (includes $2.13 billion and $2.47 billion related to VIEs, net of allowance for doubtful accounts of $241 million and $166 million at respective dates)	2,568	2,645
Accrued unbilled revenue (includes $1.05 billion and $1.16 billion related to VIEs at respective dates)	1,201	1,304
Regulatory balancing accounts	3,392	3,264
Other	1,381	1,624
Regulatory assets	305	296
Inventories
Gas stored underground and fuel oil	34	91
Materials and supplies	801	751
Wildfire Fund asset	460	460
Other	740	1,433
Total current assets	12,297	12,815
Property, Plant, and Equipment
Electric	76,034	74,772
Gas	28,578	28,226
Construction work in progress	4,280	4,137
Financing lease and other	19	19
Total property, plant, and equipment	108,911	107,154
Accumulated depreciation	(31,591)	(30,946)
Net property, plant, and equipment	77,320	76,208
Other Noncurrent Assets
Regulatory assets	16,662	16,443
Customer credit trust	602	745
Nuclear decommissioning trusts	3,438	3,297
Operating lease right of use asset	1,448	1,311
Wildfire Fund asset	4,732	4,847
Income taxes receivable	9	9
Other (includes noncurrent accounts receivable of $8 million and $17 million related to VIEs, net of noncurrent allowance for doubtful accounts of $1 million and $1 million at respective dates)	3,104	2,969
Total other noncurrent assets	29,995	29,621
TOTAL ASSETS	$119,612	$118,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,295	$2,055
Long-term debt, classified as current (includes $178 million and $168 million related to VIEs at respective dates)	3,726	2,268
Accounts payable
Trade creditors	2,324	2,888
Regulatory balancing accounts	1,452	1,658
Other	751	778
Operating lease liabilities	177	231
Interest payable (includes $213 million and $116 million related to VIEs at respective dates)	566	626
Wildfire-related claims	1,515	1,912
Other	2,995	3,372
Total current liabilities	14,801	15,788
Noncurrent Liabilities
Long-term debt (includes $10.33 billion and $10.31 billion related to VIEs at respective dates)	48,508	47,742
Regulatory liabilities	18,119	17,630
Pension and other postretirement benefits	232	231
Asset retirement obligations	5,916	5,912
Deferred income taxes	2,588	2,732
Operating lease liabilities	1,468	1,243
Other	4,394	4,291
Total noncurrent liabilities	81,225	79,781
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 1,995,774,083 and 1,987,784,948 shares outstanding at respective dates	32,214	32,887
Treasury stock, at cost; 187,743,590 and 247,743,590 shares at respective dates	(1,907)	(2,517)
Reinvested earnings	(6,973)	(7,542)
Accumulated other comprehensive loss	—	(5)
Total shareholders’ equity	23,334	22,823
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	23,586	23,075
TOTAL LIABILITIES AND EQUITY	$119,612	$118,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$572	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,077	972
Bad debt expense	139	43
Allowance for equity funds used during construction	(41)	(42)
Deferred income taxes and tax credits, net	(163)	(16)
Wildfire Fund expense	117	118
Other	(6)	148
Effect of changes in operating assets and liabilities:
Accounts receivable	826	543
Wildfire-related insurance receivable	51	43
Inventories	7	(22)
Accounts payable	303	217
Wildfire-related claims	(396)	(631)
Other current assets and liabilities	(239)	(113)
Regulatory assets, liabilities, and balancing accounts, net	(1,069)	63
Other noncurrent assets and liabilities	7	(140)
Net cash provided by operating activities	1,185	1,661
Cash Flows from Investing Activities
Capital expenditures	(2,288)	(2,310)
Proceeds from sales and maturities of nuclear decommissioning trust investments	277	421
Purchases of nuclear decommissioning trust investments	(303)	(447)
Proceeds from sales and maturities of customer credit trust investments	169	—
Other	5	6
Net cash used in investing activities	(2,140)	(2,330)
Cash Flows from Financing Activities
Borrowings under credit facilities	4,071	1,406
Repayments under credit facilities	(4,785)	(3,151)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $27 and $22 at respective dates	2,223	2,379
Repayments of long-term debt	(7)	(7)
Repayment of AB 1054 recovery bonds	(14)	—
Other	(65)	11
Net cash provided by financing activities	1,423	638
Net change in cash, cash equivalents, and restricted cash	468	(31)
Cash, cash equivalents, and restricted cash at January 1	947	307
Cash, cash equivalents, and restricted cash at March 31	$1,415	$276
Less: Restricted cash and restricted cash equivalents	(387)	(29)
Cash and cash equivalents at March 31	$1,028	$247

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(598)	$(519)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$664	$975
Operating lease liabilities arising from obtaining right-of-use assets	195	—
Changes to PG&E Corporation common stock and treasury stock in connection with the Share Exchange and Tax Matters Agreement	(610)	—
Forgiveness of DWR loan for performance-based disbursements earned	33	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075
Net income	—	—	—	—	572	—	572	—	572
Other comprehensive income	—	—	—	—	—	5	5		5
Common stock issued, net	7,989,135	(610)		—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	(63)	—	—	—	—	(63)	—	(63)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2023	1,995,774,083	$32,214	187,743,590	$(1,907)	$(6,973)	$—	$23,334	$252	$23,586

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	478	—	478	—	478
Common stock issued, net	2,072,050	(407)	—	—	—	—	(407)	—	(407)
Treasury stock disposition	—	—	(40,000,000)	407	—	—	407	—	407
Stock-based compensation amortization	—	4	—	—	—	—	4	—	4
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(2)	—	(2)	—	(2)
Balance at March 31, 2022	1,987,472,590	$34,726	437,743,590	$(4,447)	$(8,867)	$(20)	$21,392	$252	$21,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Operating Revenues
Electric	$4,119	$4,158
Natural gas	2,090	1,640
Total operating revenues	6,209	5,798
Operating Expenses
Cost of electricity	522	502
Cost of natural gas	916	561
Operating and maintenance	2,674	3,107
SB 901 securitization charges, net	273	—
Wildfire-related claims, net of recoveries	(2)	(1)
Wildfire Fund expense	117	118
Depreciation, amortization, and decommissioning	1,077	972
Total operating expenses	5,577	5,259
Operating Income	632	539
Interest income	110	9
Interest expense	(520)	(364)
Other income, net	84	156
Income Before Income Taxes	306	340
Income tax benefit	(320)	(190)
Net Income	626	530
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$623	$527

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(in millions)	2023	2022
Net Income	$626	$530
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0 and $0, respectively)	—	1
Net unrealized gains on available-for-sale securities (net of taxes of $2 and $0, respectively)	6	—
Total other comprehensive income	6	1
Comprehensive Income	$632	$531

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$871	$609
Restricted cash (includes $385 million and $201 million related to VIEs at respective dates)	387	213
Accounts receivable
Customers (net of allowance for doubtful accounts of $241 million and $166 million at respective dates) (includes $2.13 billion and $2.47 billion related to VIEs, net of allowance for doubtful accounts of $241 million and $166 million at respective dates)	2,568	2,645
Accrued unbilled revenue (includes $1.05 billion and $1.16 billion related to VIEs at respective dates)	1,201	1,304
Regulatory balancing accounts	3,392	3,264
Other	1,451	1,633
Regulatory assets	305	296
Inventories
Gas stored underground and fuel oil	34	91
Materials and supplies	801	751
Wildfire Fund asset	460	460
Other	737	1,421
Total current assets	12,207	12,687
Property, Plant, and Equipment
Electric	76,034	74,772
Gas	28,578	28,226
Construction work in progress	4,280	4,137
Financing lease	18	18
Total property, plant, and equipment	108,910	107,153
Accumulated depreciation	(31,590)	(30,946)
Net property, plant, and equipment	77,320	76,207
Other Noncurrent Assets
Regulatory assets	16,662	16,443
Customer credit trust	602	745
Nuclear decommissioning trusts	3,438	3,297
Operating lease right of use asset	1,448	1,311
Wildfire Fund asset	4,732	4,847
Income taxes receivable	7	7
Other (includes noncurrent accounts receivable of $8 million and $17 million related to VIEs, net of noncurrent allowance for doubtful accounts of $1 million and $1 million at respective dates)	2,966	2,834
Total other noncurrent assets	29,855	29,484
TOTAL ASSETS	$119,382	$118,378

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,295	$2,055
Long-term debt, classified as current (includes $178 million and $168 million related to VIEs at respective dates)	3,699	2,241
Accounts payable
Trade creditors	2,323	2,886
Regulatory balancing accounts	1,452	1,658
Other	694	747
Operating lease liabilities	176	231
Interest payable (includes $213 million and $116 million related to VIEs at respective dates)	540	573
Wildfire-related claims	1,515	1,912
Other	2,694	3,067
Total current liabilities	14,388	15,370
Noncurrent Liabilities
Long-term debt (includes $10.33 billion and $10.31 billion related to VIEs at respective dates)	43,921	43,155
Regulatory liabilities	18,119	17,630
Pension and other postretirement benefits	162	160
Asset retirement obligations	5,916	5,912
Deferred income taxes	2,974	3,090
Operating lease liabilities	1,468	1,243
Other	4,436	4,334
Total noncurrent liabilities	76,996	75,524
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	29,590	29,280
Reinvested earnings	(3,170)	(3,368)
Accumulated other comprehensive loss	(2)	(8)
Total shareholders’ equity	27,998	27,484
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,382	$118,378

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$626	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,077	972
Bad debt expense	139	43
Allowance for equity funds used during construction	(41)	(42)
Deferred income taxes and tax credits, net	(129)	(2)
Wildfire Fund expense	117	118
Other	42	140
Effect of changes in operating assets and liabilities:
Accounts receivable	765	536
Wildfire-related insurance receivable	51	43
Inventories	7	(22)
Accounts payable	278	215
Wildfire-related claims	(396)	(631)
Other current assets and liabilities	(217)	(83)
Regulatory assets, liabilities, and balancing accounts, net	(1,069)	63
Other noncurrent assets and liabilities	12	(148)
Net cash provided by operating activities	1,262	1,732
Cash Flows from Investing Activities
Capital expenditures	(2,288)	(2,310)
Proceeds from sales and maturities of nuclear decommissioning trust investments	277	421
Purchases of nuclear decommissioning trust investments	(303)	(447)
Proceeds from sales and maturities of customer credit trust investments	169	—
Other	5	6
Net cash used in investing activities	(2,140)	(2,330)
Cash Flows from Financing Activities
Borrowings under credit facilities	4,071	1,406
Repayments under credit facilities	(4,785)	(3,151)

Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $27 and $21 at respective dates	2,223	2,379
Repayment of AB 1054 recovery bonds	(14)	—
Preferred stock dividends paid	(3)	—
Common stock dividends paid	(425)	—
Equity contribution from PG&E Corporation	310	—
Other	(63)	11
Net cash provided by financing activities	1,314	645
Net change in cash, cash equivalents, and restricted cash	436	47
Cash, cash equivalents, and restricted cash at January 1	822	181
Cash, cash equivalents, and restricted cash at March 31	$1,258	$228
Less: Restricted cash and restricted cash equivalents	(387)	(29)
Cash and cash equivalents at March 31	$871	$199

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(495)	$(444)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$664	$975
Operating lease liabilities arising from obtaining right-of-use assets	195	—
Forgiveness of DWR loan for performance-based disbursements earned	33	—

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	—	—	6	6
Equity contribution	—	—	310	—	—	310
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2023	$258	$1,322	$29,590	$(3,170)	$(2)	$27,998

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	530	—	530
Other comprehensive income	—	—	—	—	1	1
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(2)	—	(2)
Balance at March 31, 2022	$258	$1,322	$28,286	$(3,778)	$(8)	$26,080

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented. The information as of December 31, 2022 in the Condensed Consolidated Balance Sheets included in this quarterly report on Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2022 Form 10-K. This quarterly report on Form 10-Q should be read in conjunction with the 2022 Form 10-K.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2023	2022
Electric
Revenue from contracts with customers
Residential	$1,289	$1,494
Commercial	1,144	1,173
Industrial	353	350
Agricultural	155	216
Public street and highway lighting	19	18
Other, net (1)	43	(14)
Total revenue from contracts with customers - electric	3,003	3,237
Regulatory balancing accounts (2)	1,116	921
Total electric operating revenue	$4,119	$4,158

Natural gas
Revenue from contracts with customers
Residential	$1,883	$1,464
Commercial	513	344
Transportation service only	444	399
Other, net (1)	(153)	(180)
Total revenue from contracts with customers - gas	2,687	2,027
Regulatory balancing accounts (2)	(597)	(387)
Total natural gas operating revenue	2,090	1,640
Total operating revenues	$6,209	$5,798

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of March 31, 2023, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

During the three months ended March 31, 2023, expected credit losses of $139 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA, and a FERC regulatory asset. As of March 31, 2023, the RUBA current balancing accounts receivable balance was $104 million, and CPPMA and FERC long-term regulatory asset balances were $4 million and $25 million, respectively.

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

As of March 31, 2023, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

PG&E Corporation and the Utility received various government assistance programs during the three months ended March 31, 2023. PG&E Corporation’s and the Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, AB 180 became law. AB 180 authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense as eligible costs are incurred.

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility executed a $1.4 billion loan agreement to support the extension of Diablo Canyon, up to approximately $1.1 billion of which could be repaid by funds received from the DOE (see “U.S. DOE’s Civil Nuclear Credit Program” below). Under the loan agreement, the DWR will pay the Utility a monthly performance-based disbursement equal to $7 for each MWh generated by Diablo Canyon, effective September 2, 2022. The Utility may use the proceeds of the performance-based disbursements for any business purpose, but may not pay as shareholder profits or dividends or as otherwise prohibited by SB 846. The Utility began earning performance-based disbursements beginning on September 2, 2022 and will no longer earn them on the previously-approved retirement dates for Diablo Canyon Unit 1 and Unit 2 (2024 and 2025, respectively). The performance-based disbursements are contingent upon the Utility’s ongoing pursuit of extension of the operating period and continued safe and reliable Diablo Canyon operations. The aggregate amount of performance-based disbursements under this agreement will not exceed $300 million.

The Utility initially accounts for all disbursements from the DWR loan agreement pursuant to ASC 470, Debt. When there is reasonable assurance that the Utility will have loan disbursements forgiven by the DWR, such as when the Utility earns a performance-based disbursement, the Utility will recognize those forgiven loans as income related to government grants. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense in the same period(s) that eligible costs are incurred. As of March 31, 2023, the Condensed Consolidated Financial Statements reflected $279 million in Long-term debt, and a deduction of $33 million to Operating and maintenance expense for income related to government grants for performance-based disbursements.

U.S. DOE’s Civil Nuclear Credit Program

On November 17, 2022, the Utility was conditionally awarded a total of approximately $1.1 billion from the DOE related to Diablo Canyon (See “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on actual costs. The Utility will repay its loans outstanding under the DWR Loan Agreement with funding received from the DOE’s Civil Nuclear Credit Program. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income related to government grants. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense on the Condensed Consolidated Statements of Income as eligible costs are incurred.

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

Consolidated VIEs

Receivables Securitization Program

The SPV was created in connection with the Receivables Securitization Program and is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). The pledged receivables and the corresponding debt are included in Accounts receivable, Accrued unbilled revenue, Other noncurrent assets, and Long-term debt on the Condensed Consolidated Balance Sheets.

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the three months ended March 31, 2023 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2023 and December 31, 2022, the SPV had net accounts receivable of $3.2 billion and $3.6 billion, respectively, and outstanding borrowings of $1.2 billion under the Receivables Securitization Program. For more information, see Note 4 below.

AB 1054 Securitization

PG&E Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing orders for the first and second AB 1054 securitization transactions, the Utility sold its right to receive revenues from the non-bypassable wildfire hardening fixed recovery charges (“Recovery Property”) to PG&E Recovery Funding LLC, which, in turn, issued two separate series of recovery bonds secured by separate Recovery Property.

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the three months ended March 31, 2023 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2023 and December 31, 2022, PG&E Recovery Funding LLC had outstanding borrowings of $1.8 billion included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

SB 901 Securitization

PG&E Wildfire Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing order for the first and second SB 901 securitization transactions, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charges (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued two separate series of recovery bonds secured by separate SB 901 Recovery Property.

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the three months ended March 31, 2023 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2023 and December 31, 2022, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.5 billion included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of March 31, 2023, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of March 31, 2023, it did not consolidate any of them.

The Lakeside Building

BA2 300 Lakeside LLC, a wholly owned subsidiary of TMG Bay Area Investments II, LLC, and the Utility are parties to an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building which serves as the Utility’s principal administrative headquarters.

BA2 300 Lakeside LLC is considered a VIE because the group that holds the equity investment at risk lacks the right to receive the expected residual returns of the entity due to a fixed-price purchase option covering more than 50% of the fair value of the assets held by the entity. The most significant activities that impact the economic performance of BA2 300 Lakeside LLC are decisions related to significant maintenance and remarketing of the property. The Utility is not considered the primary beneficiary and does not consolidate BA2 300 Lakeside LLC as it does not have any decision-making rights associated with these activities. The Utility’s financial obligation is limited to issued letters of credit as well as the amounts it pays for base rent and certain costs, per the office lease agreement.

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

As of March 31, 2023, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $937 million in Other non-current liabilities, $460 million in Current assets - Wildfire Fund asset, and $4.7 billion in Non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, the Utility recorded amortization and accretion expense of $117 million and $118 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of March 31, 2023, PG&E Corporation and the Utility had recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2023	2022	2023	2022
Service cost for benefits earned (1)	$95	$144	$10	$15
Interest cost	228	173	18	13
Expected return on plan assets	(245)	(297)	(33)	(32)
Amortization of prior service cost	(1)	(1)	1	2
Amortization of net actuarial (gain) loss	—	—	(5)	(10)
Net periodic benefit cost	77	19	(9)	(12)
Regulatory account transfer (2)	6	64	—	—
Total	$83	$83	$(9)	$(12)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended March 31, 2023
Beginning balance	$(12)	$18	$(6)	$—
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0 and $2, respectively)	—	—	5	5
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0 and $0, respectively)	(1)	1	—	—
Amortization of net actuarial gain (net of taxes of $0, $1 and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1 and $0, respectively)	1	3	—	4
Net current period other comprehensive gain	—	—	5	5
Ending balance	$(12)	$18	$(1)	$5

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Current Regulatory Assets

As of March 31, 2023 and December 31, 2022, the Utility had current regulatory assets of $305 million and $296 million, respectively.  As of March 31, 2023, current regulatory assets included approximately $50 million of deferred depreciation, interest, and tax expense related to 2022 rate base that were determined to be probable of recovery through the 2023 GRC.

Long-Term Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2023	December 31, 2022
Pension benefits (1)	$115	$120
Environmental compliance costs	1,062	1,193
Utility retained generation (2)	74	86
Price risk management	159	177
Catastrophic event memorandum account (3)	1,384	1,085
Wildfire expense memorandum account (4)	451	439
Fire hazard prevention memorandum account (5)	118	79
Fire risk mitigation memorandum account (6)	22	65
Wildfire mitigation plan memorandum account (7)	616	756
Deferred income taxes (8)	2,931	2,730
Insurance premium costs (9)	133	99
Wildfire mitigation balancing account (10)	334	327
Vegetation management balancing account (11)	2,317	2,276
COVID-19 pandemic protection memorandum accounts (12)	27	26
Microgrid memorandum account (13)	213	213
Financing costs (14)	207	211
SB 901 securitization (15)	5,329	5,378
AROs in excess of recoveries (16)	—	120
Other	1,170	1,063
Total long-term regulatory assets	$16,662	$16,443

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. The increase in the CEMA regulatory asset from December 31, 2022 to March 31, 2023 is primarily due to costs incurred for repair and restoration work performed related to an increase in declared winter storm events in the Utility’s service area. As of March 31, 2023 and December 31, 2022, $45 million and $44 million in COVID-19 related costs were recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
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
(6) Includes incremental costs associated with fire risk mitigation. Recovery of FRMMA costs is subject to CPUC review and approval.
(7) Includes costs associated with the 2020 WMP for the period of January 1, 2020 through December 31, 2020, the 2021 WMP for the period of January 1, 2021 through December 31, 2021, the 2022 WMP for the period of January 1, 2022 through December 31, 2022, and the 2023 WMP for the period of January 1, 2023 through March 31, 2023. Also includes the noncurrent portion of costs associated with the 2019 WMP that were approved for recovery per the 2020 WMCE final decision. Recovery of WMPMA costs is subject to CPUC review and approval.

(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period of January 1, 2020 through March 31, 2023. The noncurrent balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Includes costs associated with certain vegetation management activities for the period of January 1, 2020 through March 31, 2023. The noncurrent balance represents costs above 120% of adopted revenue requirements, which are subject to CPUC review and approval.
(12) Includes costs associated with customer protections, including higher uncollectible costs related to the moratorium on electric and gas service disconnections program implementation costs, and higher accounts receivable financing costs for the period of March 4, 2020 to September 30, 2021. As of March 31, 2023, the Utility had recorded uncollectibles in the amount of $4 million for small business customers. The remaining $23 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2022, the Utility had recorded uncollectibles in the amount of $4 million for small business customers. The remaining $22 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.
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
(15) In connection with the SB 901 securitization, the CPUC authorized the issuance of one or more series of recovery bonds in connection with the post-emergence transaction to finance $7.5 billion of claims associated with the 2017 Northern California wildfires. The balance represents PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust, net of amortization since inception. The recovery bonds are being paid through fixed recovery charges, which are designed to recover the full scheduled principal amount of the recovery bonds along with any associated interest and financing costs. See Note 5 below.
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

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2023	December 31, 2022
Cost of removal obligations (1)	$7,918	$7,773
Public purpose programs (2)	1,157	1,062
Employee benefit plans (3)	911	904
Transmission tower wireless licenses (4)	426	430
SFGO sale (5)	244	264
SB 901 securitization (6)	5,937	5,800
Other	1,526	1,397
Total long-term regulatory liabilities	$18,119	$17,630

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets.
(2) Represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.
(3) Represents cumulative differences between incurred costs and amounts collected in rates for post-retirement medical, post-retirement life and long-term disability plans.
(4) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers through 2042. Of the $426 million, $298 million will be refunded to FERC-jurisdictional customers, and $128 million will be refunded to CPUC-jurisdictional customers.
(5) Represents the noncurrent portion of the net gain on the sale of the SFGO, which closed on September 17, 2021, that will be distributed to customers over a five-year period that began in 2022.
(6) In connection with the SB 901 securitization, the Utility is required to return up to $7.59 billion of certain shareholder tax benefits to customers via periodic bill credits over the life of the recovery bonds. The balance reflects qualifying shareholder tax benefits that PG&E Corporation is obligated to contribute to the customer credit trust, net of amortization since inception, and is expected to increase as additional qualifying amounts are recognized, including when the Fire Victim Trust sells additional shares. PG&E Corporation will continue to separately recognize tax benefits within income tax expense on the income statement when the Fire Victim Trust sells additional shares. See Note 5 below.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	March 31, 2023	December 31, 2022
Electric distribution (1)	$995	$448
Electric transmission (2)	116	96
Gas distribution and transmission (3)	61	72
Energy procurement (4)	732	684
Public purpose programs (5)	400	358
Fire hazard prevention memorandum account (6)	127	—
Wildfire mitigation plan memorandum account (7)	84	—
Wildfire mitigation balancing account (8)	6	2
Vegetation management balancing account (9)	52	137
Insurance premium costs (10)	104	602
Residential uncollectibles balancing accounts (11)	104	126
Catastrophic event memorandum account (12)	166	144
Other	445	595
Total regulatory balancing accounts receivable	$3,392	$3,264

	Balance at
(in millions)	March 31, 2023	December 31, 2022
Electric transmission (2)	$211	$228
Gas distribution and transmission (3)	542	66
Energy procurement (4)	10	428
Public purpose programs (5)	293	272
SFGO sale	38	152
Other	358	512
Total regulatory balancing accounts payable	$1,452	$1,658

(1) The electric distribution accounts track the collection of revenue requirements approved in the GRC and other proceedings.
(2) The electric transmission accounts track recovery of costs related to the transmission of electricity approved in the FERC TO rate cases.
(3) The gas distribution and transmission accounts track the collection of revenue requirements approved in the GRC and the GT&S rate case and other proceedings.
(4) Energy procurement balancing accounts track recovery of costs related to the procurement of electricity and other revenue requirements approved by the CPUC for recovery in procurement-related balancing accounts, including any environmental compliance-related activities.
(5) The Public purpose programs balancing accounts are primarily used to record and recover authorized revenue requirements for CPUC-mandated programs such as energy efficiency.
(6) The FHPMA tracks costs associated with the implementation of regulations and requirements adopted to protect the public from potential fire hazards approved for cost recovery in the 2020 WMCE final decision.
(7) The WMPMA tracks costs associated with the 2019 WMP which were approved for cost recovery in the 2020 WMCE final decision.
(8) The WMBA tracks costs associated with wildfire mitigation revenue requirement activities approved for cost recovery.
(9) The VMBA tracks routine and enhanced vegetation management activities approved for cost recovery.
(10) The insurance premium costs track the current portion of incremental excess liability insurance costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively. In addition to insurance premium costs recorded in Regulatory balancing accounts receivable and in Long-term regulatory assets above, as of March 31, 2023, and December 31, 2022 there were $27 million and $48 million, respectively, in insurance premium costs recorded in Current regulatory assets.
(11) The RUBA tracks costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential customers.
(12) The CEMA tracks costs associated with responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities approved for cost recovery in the 2018 CEMA and 2020 WMCE final decisions.

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

NOTE 4: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of March 31, 2023:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2027	$4,400	(1)	$(1,170)	$(902)	$2,328
Utility Receivables Securitization Program (2)	September 2024	1,230	(3)	(1,230)	—	—	(3)
PG&E Corporation revolving credit facility	June 2025	500		—	—	500
Total credit facilities		$6,130		$(2,400)	$(902)	$2,828

(1) Includes a $1.5 billion letter of credit sublimit.
(2) For more information on the Receivables Securitization Program, see “Variable Interest Entities” in Note 2 above.
(3) The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.0 billion and $1.5 billion depending on the periods set forth in the transaction documents. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

Utility

On April 18, 2023, the Utility amended its existing term loan agreement to extend the maturity of the $125 million 364-day tranche loan thereunder from April 19, 2023 to April 16, 2024. The 364-day tranche loan bears interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375%, or (2) the alternative base rate plus an applicable margin of 0.375%.

Long-Term Debt Issuances and Redemptions

Utility

On January 6, 2023, the Utility completed the sale of (i) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2033 and (ii) $750 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

On March 30, 2023, the Utility completed the sale of $750 million aggregate principal amount of 6.70% First Mortgage Bonds due 2053. The Utility intends to disburse or allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, new or existing eligible green projects and eligible social projects. Pending full disbursement or allocation, the proceeds were used for the repayment of a portion of the loans outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the non-bypassable fixed recovery charges (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. In the context of the consumer harm threshold decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 9). The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating Revenues for the three months ended March 31, 2023.

Upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, and $1.0 billion is required to be contributed in 2024. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Consolidated Statements of Income. During the three months ended March 31, 2023, the Utility recorded SB 901 securitization charges, net, of $273 million for tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock (See Note 6 below) and $87 million amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. SB 901 securitization charges are expected to increase in future periods, up to $2.09 billion, as the tax benefits described above are recognized and recorded within Deferred income taxes.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities since December 31, 2022:

SB 901 securitization regulatory asset (in millions)
Balance at December 31, 2022	$5,378
Amortization	(49)
Balance at March 31, 2023	$5,329

SB 901 securitization regulatory liability (in millions)
Balance at December 31, 2022	$(5,800)
Amortization	136
Additions	(273)
Balance at March 31, 2023	$(5,937)

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

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,473,521,996 shares outstanding as of April 26, 2023, only 1,868,034,816 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of April 26, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of April 26, 2023 was 3.58% of the outstanding shares. At various dates throughout 2022 and during the three months ended March 31, 2023, the Fire Victim Trust exchanged Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the three months ended March 31, 2023, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 60,000,000 shares resulted in an aggregate tax benefit of $256 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Cumulatively through March 31, 2023, the Fire Victim Trust has sold 290,000,000 shares resulting in an aggregate tax benefit of $1.1 billion recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. As of April 26, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 350,000,000 shares of PG&E Corporation common stock in the aggregate.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Dividends

On December 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 15, 2023, to holders of record on January 31, 2023. On February 16, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on May 15, 2023, to holders of record on April 28, 2023.

On February 16, 2023, the Board of Directors of the Utility declared a common stock dividend of $425 million, which was paid to PG&E Corporation on February 28, 2023.

On December 20, 2017, the Boards of Directors of PG&E Corporation suspended quarterly cash dividends on PG&E Corporation’s common stock, beginning the fourth quarter of 2017. Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Income available for common shareholders	$569	$475
Weighted average common shares outstanding, basic	1,991	1,986
Add incremental shares from assumed conversions:
Employee share-based compensation	4	8
Equity Units	137	140
Weighted average common shares outstanding, diluted	2,132	2,134
Total income per common share, diluted	$0.27	$0.22

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2023	December 31, 2022
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	215,660,888	171,212,813
	Options	17,850,000	27,785,000
Electricity (MWh)	Forwards, Futures and Swaps	9,868,692	10,814,728
	Options	431,200	215,600
	Congestion Revenue Rights (3)	193,890,914	205,743,505

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of March 31, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$151	$(7)	$58	$202
Other noncurrent assets – other	325		—	325
Current liabilities – other	(71)	7	16	(48)
Noncurrent liabilities – other	(159)		—	(159)
Total commodity risk	$246	$—	$74	$320

As of December 31, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$824	$(170)	$537	$1,191
Other noncurrent assets – other	306	—	—	306
Current liabilities – other	(238)	170	16	(52)
Noncurrent liabilities – other	(177)	—	—	(177)
Total commodity risk	$715	$—	$553	$1,268

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivatives instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of March 31, 2023, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$944	$—	$—	$—	$944
Nuclear decommissioning trusts
Short-term investments	131	—	—	—	131
Global equity securities	1,960	—	—	—	1,960
Fixed-income securities	1,191	756	—	—	1,947
Assets measured at NAV	—	—	—	—	27
Total nuclear decommissioning trusts (2)	3,282	756	—	—	4,065
Customer credit trust
Short-term investments	8	—	—	—	8
Global equity securities	185	—	—	—	185
Fixed-income securities	129	280	—	—	409
Total customer credit trust	322	280	—	—	602
Price risk management instruments (Note 8)
Electricity	—	50	421	45	516
Gas	—	5	—	6	11
Total price risk management instruments	—	55	421	51	527
Rabbi trusts
Short-term investments	96	—	—	—	96
Global equity securities	5	—	—	—	5
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	101	65	—	—	166
Long-term disability trust
Short-term investments	5	—	—	—	5
Assets measured at NAV	—	—	—	—	129
Total long-term disability trust	5	—	—	—	134
TOTAL ASSETS	$4,654	$1,156	$421	$51	$6,438
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$15	$209	$(21)	$203
Gas	—	6	—	(2)	4
TOTAL LIABILITIES	$—	$21	$209	$(23)	$207

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $627 million primarily related to deferred taxes on appreciation of investment value.

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
(2) Represents amount before deducting $575 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three months ended March 31, 2023 and 2022.

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

	Fair Value at
(in millions)	At March 31, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$296	$137	Market approach	CRR auction prices	$ (145.09) - 190.34 / 0.89
Power purchase agreements	$125	$72	Discounted cash flow	Forward prices	$ (6.95) - 277.92 / 76.67

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$305	$138	Market approach	CRR auction prices	$ (145.09) - 2,724.93 / 0.89
Power purchase agreements	$127	$95	Discounted cash flow	Forward prices	$ (6.39) - 286.75 / 78.14

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2023 and 2022, respectively:

	Price Risk Management Instruments
(in millions)	2023	2022
Asset (Liability) balance as of January 1	$199	$(34)
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	13	10
Asset (Liability) balance as of March 31	$212	$(24)

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of March 31, 2023 and December 31, 2022, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2023		At December 31, 2022
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation	$4,154	$4,538	$4,355	$4,490
Utility	33,593	30,305	32,847	27,666

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2023
Nuclear decommissioning trusts
Short-term investments	$131	$—	$—	$131
Global equity securities	407	1,589	(9)	1,987
Fixed-income securities	2,006	29	(88)	1,947
Total (1)	$2,544	$1,618	$(97)	$4,065
As of December 31, 2022
Nuclear decommissioning trusts
Short-term investments	$117	$—	$—	$117
Global equity securities	413	1,468	(11)	1,870
Fixed-income securities	1,991	10	(116)	1,885
Total (1)	$2,521	$1,478	$(127)	$3,872

(1) Represents amounts before deducting $627 million and $575 million as of March 31, 2023 and December 31, 2022, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2023
Less than 1 year	$39
1–5 years	635
5–10 years	450
More than 10 years	823
Total maturities of fixed-income securities	$1,947

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2023	2022
Proceeds from sales and maturities of nuclear decommissioning trust investments	$277	$421
Gross realized gains on securities	5	56
Gross realized losses on securities	(8)	(7)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2023
Customer credit trust
Short-term investments	$8	$—	$—	$8
Global equity securities	170	20	(5)	185
Fixed-income securities	410	3	(4)	409
Total	$588	$23	$(9)	$602
As of December 31, 2022
Customer credit trust
Short-term investments	$19	$—	$—	$19
Global equity securities	219	13	(14)	218
Fixed-income securities	516	—	(8)	508
Total	$754	$13	$(22)	$745

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2023
Less than 1 year	$—
1–5 years	128
5–10 years	95
More than 10 years	186
Total maturities of fixed-income securities	$409

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2023	2022
Proceeds from sales and maturities of customer credit trust investments	$169	$—
Gross realized gains on securities	2	—
Gross realized losses on securities	(5)	—

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

As of April 26, 2023, PG&E Corporation and the Utility are aware of approximately 124 complaints on behalf of at least 2,745 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court scheduled trial for November 7, 2022, which it vacated on October 11, 2022.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.025 billion as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of March 31, 2023.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2019 Kincade fire since December 31, 2022.

Loss Accrual (in millions)
Balance at December 31, 2022	$650
Accrued Losses	—
Payments	(50)
Balance at March 31, 2023	$600

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of March 31, 2023, the Utility recorded an insurance receivable for the full amount of $430 million.

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

On September 24, 2021, the Shasta County District Attorney’s Office charged the Utility with 11 felonies and 20 misdemeanors related to the 2020 Zogg fire, the 2020 Daniel fire, the 2020 Ponder fire, and the 2021 Woody fire. On September 24, 2021, PG&E Corporation and the Utility announced that they disputed the charges. They further announced that they would accept Cal Fire’s finding that a Utility electric line caused the 2020 Zogg fire, even though PG&E Corporation and the Utility did not have access to all of the evidence that Cal Fire gathered. On November 18, 2021, the Utility filed a demurrer to 10 of the 31 counts. On May 2, 2022, the Shasta County Superior Court overruled the demurrer. On June 9, 2022, the Utility entered a plea of not guilty to all of the charges. At the conclusion of the preliminary hearing conducted in January and February 2023, the court dismissed 20 of the 31 counts, including all charges related to the three smaller fires as well as all charges relating to air contamination. On February 3, 2023, the Shasta County District Attorney’s Office filed a superseding charging document, which charges the Utility with the 11 remaining counts. On February 24, 2023, the Utility filed a motion to set aside 10 of the remaining 11 counts. An initial hearing on that motion was held on April 3, 2023. On April 14, 2023, the court issued a written tentative ruling dismissing nine of the remaining counts and inviting the parties to submit additional briefing on the issues discussed in the tentative ruling. The tentative ruling indicated that, after hearing additional oral argument, the court intends to make a final ruling on May 8, 2023. If the court issues a final ruling consistent with its tentative ruling, two misdemeanor charges will remain.

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

As of April 26, 2023, PG&E Corporation and the Utility are aware of approximately 29 complaints on behalf of at least 523 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court has set a trial date in the coordinated proceeding for August 14, 2023.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $400 million as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of March 31, 2023.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2020 Zogg fire since December 31, 2022.

Loss Accrual (in millions)
Balance at December 31, 2022	$32
Accrued Losses	—
Payments	(6)
Balance at March 31, 2023	$26

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of March 31, 2023, the Utility recorded an insurance receivable for $371 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $400 million probable loss estimate less an initial self-insured retention of $60 million, plus $31 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

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

As of April 26, 2023, PG&E Corporation and the Utility are aware of approximately 95 complaints on behalf of at least 2,361 plaintiffs related to the 2021 Dixie fire and expect that they may receive further such complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. Trial is scheduled to commence on November 8, 2023.

On March 2, 2023, PG&E Corporation and the Utility entered into an agreement with the insurance subrogation plaintiffs in the 2021 Dixie fire litigation to resolve their claims arising from the 2021 Dixie fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.175 billion as of December 31, 2022 (before available recoveries). The aggregate liability remained unchanged as of March 31, 2023.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2021 Dixie fire since December 31, 2022.

Loss Accrual (in millions)
Balance at December 31, 2022	$1,131
Accrued Losses	—
Payments	(340)
Balance at March 31, 2023	$791

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of March 31, 2023, the Utility recorded an insurance receivable of $529 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $371 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of March 31, 2023, the Utility recorded a Wildfire Fund receivable of $175 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $116 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $398 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA. The WEMA regulatory asset increased by $10 million during the three months ended March 31, 2023.

2022 Mosquito Fire

On September 6, 2022, at approximately 6:17 p.m. Pacific Time, the Utility was notified that a wildfire had ignited near OxBow Reservoir in Placer County, California (the “2022 Mosquito fire”), located in the service area of the Utility. The National Wildfire Coordinating Group’s InciWeb incident overview dated November 4, 2022 at 6:30 p.m. Pacific Time indicated that the 2022 Mosquito fire had consumed approximately 76,788 acres at that time. It also indicated no fatalities, no injuries, 78 structures destroyed, and 13 structures damaged (including 44 residential homes and 40 detached structures) and that the fire was 100% contained.

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

As of April 26, 2023, PG&E Corporation and the Utility are aware of approximately six complaints on behalf of at least 236 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further such complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the Placer County Water Agency, a complaint on behalf of the Middle Fork Project Finance Authority, a complaint on behalf of El Dorado County, Placer County, Georgetown Divide Public Utility District, Georgetown Fire Protection District, and El Dorado County Water Agency, and a complaint on behalf of the subrogation insurers. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of March 31, 2023.

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

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $784 million, with a deductible of $60 million. As of March 31, 2023, the Utility recorded an insurance receivable of $49 million for probable insurance recoveries in connection with the 2022 Mosquito fire. As of March 31, 2023, the Utility also recorded a $9 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $51 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of March 31, 2023 are:

Potential Recovery Source (in millions)	2022 Mosquito fire	2021 Dixie fire
Insurance	$49	$529
FERC TO rates	9	116
WEMA	51	398
Wildfire Fund	—	175
Probable recoveries at March 31, 2023	$109	$1,218

The Utility could be subject to significant liability in connection with these wildfire events. If such liability is not recoverable from insurance or the other mechanisms described in this section, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

Insurance Coverage

In April 2022, the Utility purchased approximately $340 million in wildfire liability insurance coverage for the period from April 1, 2022 to April 1, 2023, at a cost of approximately $263 million. Additionally, the Utility purchased approximately $600 million in wildfire liability insurance in August 2022 for the period from August 1, 2022 to August 1, 2023, at a cost of approximately $516 million. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million. In April 2023, the Utility commuted $207 million of the $340 million in wildfire liability insurance coverage running from $757 million to $970 million.

In April 2022, the Utility purchased approximately $725 million in non-wildfire liability coverage for the period from April 1, 2022 to April 1, 2023 at a cost of approximately $154 million. The Utility’s non-wildfire liability insurance is subject to an initial self-insured retention of $10 million.

As of March 31, 2023, PG&E Corporation and the Utility had prepaid insurance of $218 million, reflected in Other current assets on the Condensed Consolidated Balance Sheets.

Various coverage limitations applicable to different insurance layers could result in material uninsured costs in the future depending on the amount and type of damages resulting from covered events.

In the Utility’s 2020 GRC proceeding, the CPUC also approved a settlement agreement provision that allows the Utility to recover annual insurance costs for up to $1.4 billion in excess liability insurance coverage. For more information about the RTBA, see Note 3 above.

Self-Insurance

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

Insurance Receivable

Through March 31, 2023, PG&E Corporation and the Utility recorded $430 million, $371 million, $529 million, and $49 million for probable insurance recoveries in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2022 Mosquito fire	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2022	$45	$530	$118	$101	$794
Accrued insurance recoveries (1)	4	(1)	1	—	4
Reimbursements	—	—	(55)	—	(55)
Balance at March 31, 2023	$49	$529	$64	$101	$743

(1) For the three months ended March 31, 2023, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase to the 2020 Zogg fire for $1 million.

As of March 31, 2023, PG&E Corporation and the Utility resolved property related claims in the amount of $418 million, net of self-insured retention, of which approximately $13 million is reflected in Accounts receivable, other on the Condensed Consolidated Financial Statements (excluded from the table above).

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

FERC TO rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of March 31, 2023, the Utility recorded reductions of $116 million and $9 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of March 31, 2023, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $398 million and $51 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of March 31, 2023 reflects an expectation that the Coverage Year will be based on the calendar year.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $3.7 billion based on its forecasted 2023 equity rate base, which is subject to adjustment based on changes in the Utility’s total transmission and distribution equity rate base and would apply for a three calendar-year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

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

As of March 31, 2023, PG&E Corporation and the Utility recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information see Note 2 above.

Wildfire-Related Securities Litigation

As further described under the headings “Wildfire-Related Securities Claims in District Court” and “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process,” PG&E Corporation and the Utility face certain wildfire-related securities claims related to the 2017 Northern California wildfires and other claims related to the 2018 Camp fire and the PSPS program in the Chapter 11 Cases (i.e., the Subordinated Claims), and certain former directors, current and former officers, and underwriters of certain note offerings face wildfire-related securities claims in the District Court action. The claims described under the heading “Wildfire-Related Securities Claims in District Court” are referred to as the “Wildfire-Related Non-Bankruptcy Securities Claims” and collectively with the claims described under the heading “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” are referred to in this section as the “Wildfire-Related Securities Claims.”

Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, PG&E Corporation believes it is probable that it will incur a loss in connection with these matters. PG&E Corporation has recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best estimate of probable losses for the Wildfire-Related Securities Claims. PG&E Corporation believes that it is reasonably possible that the amount of loss could be greater or less than the accrued estimated amount but is unable to reasonably estimate the amount because of the number of plaintiffs and the complexity of the litigation, and because a class settlement, if any, would be subject to, among other things, approval by the Bankruptcy Court and the District Court, and class members would have the right to opt out of any such settlement.

Wildfire-Related Securities Claims in District Court

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. On September 30, 2022, the District Court issued an order staying the action pending resolution of the bankruptcy proceedings. Accordingly, the District Court administratively closed the case, subject to a motion by the parties thereto to reopen the case. On October 31, 2022, PERA filed a notice of appeal of the District Court’s order staying the action. PERA filed its opening brief on March 6, 2023, and the answering brief is due May 8, 2023.

A group of shareholders who also filed proofs of claim in the Chapter 11 cases filed a motion to intervene in the District Court action to, among other things, oppose the lifting of the stay sought by PERA. That motion remains pending. In addition, on March 21, 2023, a sub-set of this group of shareholders filed a separate action in the United States District Court for the Northern District of California against certain former officers and directors, entitled Orbis Capital Limited et al., v. Williams et al., alleging similar claims to those alleged in In re PG&E Corporation Securities Litigation.

Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process

PG&E Corporation and the Utility intend to resolve securities claims filed in the bankruptcy consistent with the Plan. These claims consist of pre-petition claims against PG&E Corporation or the Utility under the federal securities laws related to, among other things, allegedly misleading statements or omissions with respect to vegetation management and wildfire safety disclosures, and are classified into separate categories under the Plan, each of which is subject to subordination under the United States Bankruptcy Code. The first category of claims consists of pre-petition claims arising from or related to the trading of common stock of PG&E Corporation (such claims, with certain other similar claims against PG&E Corporation, the “HoldCo Rescission or Damage Claims”). The second category of pre-petition claims, which comprises two separate classes under the Plan, consists of claims arising from the trading of debt securities issued by PG&E Corporation and the Utility (such claims, with certain other similar claims against PG&E Corporation and the Utility, the “Subordinated Debt Claims,” and together with the HoldCo Rescission or Damage Claims, the “Subordinated Claims”).

While PG&E Corporation and the Utility believe they have defenses to the Subordinated Claims, these defenses may not prevail and any applicable insurance coverage may not be adequate to cover the full amount of the allowed claims. In that case, PG&E Corporation and the Utility will be required, pursuant to the Plan, to satisfy any such allowed claims as follows:

•each holder of an allowed HoldCo Rescission or Damage Claim will receive a number of shares of common stock of PG&E Corporation equal to such holder’s HoldCo Rescission or Damage Claim Share (as such term is defined in the Plan); and

•each holder of an allowed Subordinated Debt Claim will receive payment in full in cash.

PG&E Corporation and the Utility have engaged in settlement efforts with respect to the Subordinated Claims. All such settlements have been conditioned upon, among other things, resolution of that claimant’s Wildfire-Related Non-Bankruptcy Securities Claims. If any of the Subordinated Claims are ultimately not settled, PG&E Corporation and the Utility expect that those Subordinated Claims will be resolved by the Bankruptcy Court in the claims reconciliation process and treated as described above under the Plan. Under the Plan, after the Emergence Date, PG&E Corporation and the Utility have the authority to compromise, settle, object to, or otherwise resolve proofs of claim, and the Bankruptcy Court retains jurisdiction to hear disputes arising in connection with disputed claims. With respect to the Subordinated Claims, the claims reconciliation process may include litigation of the merits of such claims, including the filing of motions, fact discovery, and expert discovery. The total number and amount of allowed Subordinated Claims, if any, was not determined at the Emergence Date. To the extent any such claims are allowed, the total amount of such claims could be material, and therefore could result in (a) the issuance of a material number of shares of common stock of PG&E Corporation with respect to allowed HoldCo Rescission or Damage Claims, or (b) the payment of a material amount of cash with respect to allowed Subordinated Debt Claims. There can be no assurance that such claims will not have a material adverse impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit and on December 15, 2021, PERA filed its opening brief. On February 14, 2022 and February 17, 2022, the Official Committee of Tort Claimants appointed in the Chapter 11 Cases and both PG&E Corporation and the Utility filed their answering briefs, respectively. On May 20, 2022, the Official Committee of Tort Claimants filed a motion to dismiss the case. On June 21, 2022, PERA filed its opposition, and PG&E Corporation and the Utility joined the motion to dismiss. On June 28, 2022, the Official Committee of Tort Claimants filed its reply. On January 13, 2023, PG&E Corporation and the Utility filed a joint motion with PERA requesting the Ninth Circuit Court of Appeals stay and hold PERA’s appeal in abeyance to allow the parties to continue to negotiate a settlement of the matters underlying the appeal. On January 25, 2023, the Ninth Circuit Court of Appeals entered an order granting the joint motion. On March 27, 2023, PG&E Corporation and the Utility filed a joint statement with PERA informing the court that the parties had been unable to successfully negotiate the terms of a settlement agreement that would potentially resolve the matters underlying this appeal and requested that the court place the appeal back on calendar for oral argument. The court has set the hearing for the appeal on May 5, 2023.

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

PG&E Corporation and the Utility have worked to resolve the Subordinated Claims in accordance with procedures approved by the Bankruptcy Court, including by collecting trading information from holders of Subordinated Claims. Also, pursuant to those procedures, PG&E Corporation and the Utility have filed numerous omnibus objections in the Bankruptcy Court to certain of the Subordinated Claims. The Bankruptcy Court has entered several orders disallowing and expunging Subordinated Claims that were subject to these omnibus objections, and certain Subordinated Claims subject to these omnibus objections remain pending. PG&E Corporation and the Utility expect to file additional omnibus objections with respect to certain of the Subordinated Claims and to continue to act under the procedures approved by the Bankruptcy Court to resolve the Subordinated Claims.

Indemnification Obligations and D&O Insurance Coverage

To the extent permitted by law, PG&E Corporation and the Utility have obligations to indemnify directors and officers for certain events or occurrences while a director or officer is or was serving in such capacity, which indemnification obligations may extend to the claims asserted against certain directors and officers in the securities class actions and in the litigation matters enumerated under the heading “Wildfire-Related Derivative Litigation” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K. PG&E Corporation and the Utility maintain D&O Insurance coverage to reduce their exposure to such indemnification obligations.

In July 2022, PG&E Corporation, the Utility, and the former director and officer defendants settled with certain of their D&O Insurance carriers the majority of their claims regarding, among other things, the applicability of one year of the D&O Insurance policies to the Wildfire-Related Non-Bankruptcy Securities Claims and the derivative claims described in the 2022 Form 10-K. As a result of these agreements, PG&E Corporation received insurance proceeds in an aggregate amount of $272 million. Proceeds from the D&O Insurance coverage were paid to the Fire Victim Trust for the Fire Victim Trust D&O Claims in the amount of $117 million, and PG&E Corporation intends to apply the remaining $155 million of proceeds to the Wildfire-Related Securities Claims.

PG&E Corporation and the Utility additionally may have indemnification obligations to the underwriters for the Utility’s note offerings, pursuant to the underwriting agreements associated with those offerings. PG&E Corporation’s and the Utility’s indemnification obligations to the officers, directors and underwriters may be limited or affected by the Chapter 11 Cases, among other things.

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

NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to enforcement and litigation matters and environmental remediation.  A provision for a loss contingency is recorded when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  PG&E Corporation and the Utility evaluate the range of reasonably estimated losses and record a provision based on the lower end of the range, unless an amount within the range is a better estimate than any other amount.  The assessments of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events.  Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information, such as negotiations, discovery, settlements and payments, rulings, penalties related to regulatory compliance, advice of legal counsel, and other information and events pertaining to a particular matter.  PG&E Corporation and the Utility exclude anticipated legal costs from the provision for loss and expense these costs as incurred. The Utility also has substantial financial commitments in connection with agreements entered into to support its operating activities.  See “Purchase Commitments” below.  PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the outcome of the following matters.

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

On December 17, 2020 and June 17, 2021, the FERC issued orders denying requests for rehearing submitted by the Utility and intervenors. In 2021, the Utility filed four appeals. The appeals related to two issues: (i) impact of the TCJA on TO18 rates in January and February 2018 and (ii) aspects of the rehearing order other than the TCJA. The appeals have been consolidated and are being held in abeyance until the FERC addresses the ROE issue on rehearing.

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the first quarter of 2023 by approximately $443 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $277 million to Regulatory assets.

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

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds based on FERC’s TO18 orders, including the orders on common plant, depreciation, the TCJA, and ROE. The Utility expects to issue the refund after the FERC issues a decision on the compliance filing.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $80 million and $69 million as of March 31, 2023 and December 31, 2022, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

Confirmation Order Appeals

PG&E Corporation and the Utility emerged from bankruptcy on July 1, 2020. Certain parties filed notices of appeal with respect to the Confirmation Order, including the Ad Hoc Committee of Holders of Trade Claims (the “Trade Committee”). The Trade Committee appealed the Confirmation Order’s holding, which awarded post-petition interest on general unsecured claims at the federal judgment rate of 2.59%. The Trade Committee is seeking for its members to receive post-petition interest at the rates specified under their contracts or the rate established under California state law, which is 10%. The Bankruptcy Court and the federal district court held that the Trade Committee’s members are entitled to post-petition interest at the federal judgment rate. On June 8, 2021, the Trade Committee appealed the federal district court decision to the Ninth Circuit Court of Appeals. On August 29, 2022, a three-judge panel of the Ninth Circuit Court of Appeals reversed the federal district court decision 2-1. On September 12, 2022, the Utility filed a petition for en banc review, which was denied on October 5, 2022. On February 2, 2023, the Utility filed a petition for a writ of certiorari to the Supreme Court of the United States.

Based on the information available, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the post-petition interest matter, but the amount of that loss is not reasonably estimable at this time. If the Ninth Circuit Court of Appeals decision is not reversed, then the matter would be remanded to the Bankruptcy Court to evaluate the rate of interest for each individual contract, the conditions under which the contract rate applies, and whether payment of interest under state law would be warranted for each contract and claimant. These proceedings therefore would require extensive discovery and motion practice before the Bankruptcy Court with respect to each of these claims on a variety of contractual issues and equitable considerations. PG&E Corporation and the Utility are unable to predict the timing and outcome of these proceedings or any further appeals.

Tax Matters

PG&E Corporation’s tax returns have been accepted through 2015 for federal income tax purposes, except for a few matters, the most significant of which relate to the deductibility of approximately $850 million in repair costs for gas transmission and distribution lines and $400 million in customer bill credits, which the Utility incurred in connection with the decision issued in 2015 for the San Bruno natural gas explosion in September of 2010. The Internal Revenue Service is auditing tax years 2015 through 2018.

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

Based on the information available, PG&E Corporation and the Utility believe it is probable that a liability has been incurred. Accordingly, PG&E Corporation and the Utility have recorded charges for amounts that are not material. PG&E Corporation and the Utility do not believe that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	March 31, 2023	December 31, 2022
Topock natural gas compressor station	$292	$284
Hinkley natural gas compressor station	111	110
Former MGP sites owned by the Utility or third parties (1)	745	750
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	93	112
Fossil fuel-fired generation facilities and sites (3)	25	26
Total environmental remediation liability	$1,266	$1,282

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

The Utility’s environmental remediation liability as of March 31, 2023, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of March 31, 2023, the Utility expected to recover $1.04 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $237 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is conducting a background study on the site to better define the chromium plume boundaries. A draft background report was received in January 2020 and is expected to be finalized in 2023. It is reasonably possible that the Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $126 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $530 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. It is reasonably possible that the Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $52 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. It is reasonably possible that the Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $50 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon. For Humboldt Bay Unit 3, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages to the site’s spent fuel storage installation. NEIL also provides coverage for damages caused by acts of terrorism and cyberattacks at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $41 million.  If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $4 million.  For more information about the Utility’s nuclear insurance coverage, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. As of December 31, 2022, the Utility had undiscounted future expected obligations of approximately $35 billion. See Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of March 31, 2023, approximately 659,000 rentable square feet of the leased premises has been made available for use by the Utility. The Utility has recorded approximately $731 million in Operating lease right of use assets, approximately $265 million of leasehold improvements, which includes approximately $179 million that was provided to the Utility as lease incentives, and approximately $910 million in noncurrent Operating lease liabilities in the Condensed Consolidated Financial Statements related to the Lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2023, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, including updates to information reported under Item 3 Legal Proceedings of the 2022 Form 10-K, see Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part I, MD&A: “Litigation Matters.”

Each of PG&E Corporation and the Utility has elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S- K unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchanges

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On each of January 9, 2023 and April 11, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of March 31, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 290,000,000 shares of PG&E Corporation common stock in the aggregate.

Each exchange was effected in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act. See “Tax Matters” in Part I, MD&A above and “Share Exchange and Tax Matters Agreement” in Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K for a detailed discussion of the exchange and the terms of the Share Exchange and Tax Matters Agreement, respectively.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K dated December 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2	Bylaws of PG&E Corporation, Amended and Restated as of June 22, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 20, 2020 (File No. 1-12609), Exhibit 3.3)

3.3
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.4
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 20, 2021 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 20, 2021 (File No. 1-2348), Exhibit 3.1)

4.1
Eighteenth Supplemental Indenture, dated as of January 6, 2023, to the Indenture of Mortgage, dated as of June 19, 2020, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 4, 2023 (File No. 1-2348), Exhibit 4.1)

4.2
Nineteenth Supplemental Indenture, dated as of March 30, 2023, to the Indenture of Mortgage, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (including the forms of the Mortgage Bonds of each series) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 28, 2023 (File No. 1-2348), Exhibit 4.1)

10.1
Underwriting Agreement, dated as of January 4, 2023, among Pacific Gas and Electric Company, Barclays Capital Inc., Mizuho Securities USA LLC, MUFG Securities Americas Inc., and Wells Fargo Securities, LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 4, 2023 (File No. 1-2348), Exhibit 1.1)

10.2
Underwriting Agreement, dated as of March 28, 2023, among Pacific Gas and Electric Company, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 28, 2023 (File No. 1-2348), Exhibit 1.1)

10.3
Amendment No. 2 to Term Loan Credit Agreement, dated as of April 18, 2023, among Pacific Gas and Electric Company, the several lenders from time to time party thereto and Bank of America, N.A., as administrative agent

10.4	*	Offer Letter between PG&E Corporation and Carolyn Burke, dated March 15, 2023 (redacted)

10.5	*	Non-Annual Restricted Stock Unit Award Agreement between PG&E Corporation and Carolyn Burke, dated March 16, 2023

10.6	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Performance Share Unit Award, as amended effective as of March 2, 2023

10.7	*	Form of Consent to Amend Award Agreement under the 2014 PG&E Corporation Long-Term Incentive Plan and/or 2021 Long-Term Incentive Plan

10.8	*
PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective as of February 15, 2023 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-12609), Exhibit 10.68)

10.9	*
PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective as of February 15, 2023 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-12609), Exhibit 10.70)

10.10	*
PG&E Corporation Short-Term Incentive Plan, as amended effective as of February 15, 2023 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-12609), Exhibit 10.71)

24		Powers of Attorney (corrected version of previously filed exhibit)

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DE	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PG&E CORPORATION

/s/ CHRISTOPHER A. FOSTER
Christopher A. Foster Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

/s/ STEPHANIE N. WILLIAMS
Stephanie N. Williams Vice President, Chief Financial Officer, and Controller (duly authorized officer and principal financial officer)

Dated: May 3, 2023