Form 10-Q
period 2023-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2023-07-27
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended				June 30, 2023
OR
☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
Equity Units	PCGU	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 19, 2023:
PG&E Corporation:	2,568,984,928*
Pacific Gas and Electric Company:	264,374,809

*Includes 67,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 410,000,000 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2022
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q for the period ended June 30, 2023
AB	Assembly Bill
ALJ	administrative law judge
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
ARO	asset retirement obligation
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020, with the Bankruptcy Court
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
D&O Insurance	directors and officers liability insurance
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOJ	United States Department of Justice
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
GT&S	gas transmission and storage
HSMA	Hazardous Substance Memorandum Account
IRC	Internal Revenue Code

IOUs	investor-owned utility(ies)
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility
PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s former San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SPV	PG&E AR Facility, LLC
TCJA	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
Utility Revolving Credit Agreement
Credit Agreement, dated as of July 1, 2020, as amended, by and among the Utility, the several banks and other financial institutions or entities party thereto from time to time and Citibank, N.A., as Administrative Agent and Designated Agent

VIE(s)	variable interest entity(ies)
VMBA	Vegetation Management Balancing Account
WEMA	Wildfire Expense Memorandum Account
WGSC	wildfire and gas safety costs
Wildfire Fund	statewide fund established by AB 1054 that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment
WMBA	Wildfire Mitigation Balancing Account
WMCE	Wildfire Mitigation and Catastrophic Events

WMP	Wildfire Mitigation Plan
WMPMA	Wildfire Mitigation Plan Memorandum Account

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

•the risks and uncertainties associated with the resolution of the Subordinated Claims and the timing and outcomes of PG&E Corporation’s and the Utility’s ongoing litigation, including the Ad Hoc Committee of Holders of Trade Claims (the “Trade Committee”) appeal of the Confirmation Order regarding post-petition interest; certain indemnity obligations to current and former officers and directors, as well as potential indemnity obligations to underwriters for certain of the Utility’s note offerings; the Wildfire-Related Non-Bankruptcy Claims; the purported PSPS class action filed in December 2019; and other third-party claims, including the extent to which related costs can be recovered through insurance, rates, or from other third parties;

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

The financial impact of past wildfires is significant. As of June 30, 2023, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.025 billion, $400 million, $1.175 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses but do not include all categories of potential damages and losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. As of June 30, 2023, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $372 million for the 2020 Zogg fire, $528 million for the 2021 Dixie fire, and $54 million for the 2022 Mosquito fire.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of June 30, 2023, the Utility has recorded a Wildfire Fund receivable of $175 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of June 30, 2023, the Utility has recorded receivables for regulatory recovery of $528 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

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

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility is subject to enforcement, litigation, and regulatory matters, including those described above, EOEP proceedings, and actions in connection with the Utility’s WMP, and safety and other self-reports. See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1. In addition, the Utility’s business profile and financial results could be impacted by actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions or by state intervention, including the possibility of a state takeover of the Utility. See “Jurisdictions may attempt to acquire the Utility’s assets through eminent domain” in Item 1A. Risk Factors in the 2022 Form 10-K for more information. These matters could result in penalties, additional regulatory requirements, or changes to the Utility’s operations. PG&E Corporation and the Utility seek to limit these matters by implementing a robust compliance program and by delivering excellent customer experiences.

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

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. On each of January 9, 2023, April 11, 2023, and July 12, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the six months ended June 30, 2023, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 120,000,000 shares resulted in an aggregate tax benefit of $527 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Cumulatively through June 30, 2023, the Fire Victim Trust has sold 350,000,000 shares resulting in an aggregate tax benefit of approximately $1.4 billion recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,568,984,928 shares outstanding as of July 19, 2023, only 2,023,497,748 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility, and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of July 19, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of July 19, 2023 was 3.74% of the outstanding shares. As of July 19, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 410,000,000 shares of PG&E Corporation common stock in the aggregate and owned 67,743,590 shares.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2023 and 2022. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of net income (loss) attributable to common shareholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Consolidated Total	$406	$356	$975	$831
PG&E Corporation	(70)	(240)	(124)	(292)
Utility	$476	$596	$1,099	$1,123

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.

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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$2,496	$1,356	$3,852	$2,387	$1,303	$3,690
Natural gas operating revenues	1,029	409	1,438	932	496	1,428
Total operating revenues	3,525	1,765	5,290	3,319	1,799	5,118
Cost of electricity	—	672	672	—	780	780
Cost of natural gas	—	274	274	—	359	359
Operating and maintenance	1,583	848	2,431	1,437	773	2,210
SB 901 securitization charges, net	289	—	289	40	—	40
Wildfire-related claims, net of recoveries	(1)	—	(1)	145	—	145
Wildfire Fund expense	117	—	117	117	—	117
Depreciation, amortization, and decommissioning	997	—	997	941	—	941
Total operating expenses	2,985	1,794	4,779	2,680	1,912	4,592
Operating income (loss)	540	(29)	511	639	(113)	526
Interest income	140	—	140	20		20
Interest expense	(553)	—	(553)	(353)	—	(353)
Other income, net	35	29	64	19	113	132
Income before income taxes	162	—	162	325	—	325
Income tax benefit (1)			(318)			(275)
Net Income			480			600
Preferred stock dividend requirement (1)			4			4
Income Available for Common Shareholders			$476			$596

(1) These items impacted earnings for the three months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$5,558	$2,413	$7,971	$5,290	$2,558	$7,848
Natural gas operating revenues	2,011	1,517	3,528	1,855	1,213	3,068
Total operating revenues	7,569	3,930	11,499	7,145	3,771	10,916
Cost of electricity	—	1,194	1,194	—	1,282	1,282
Cost of natural gas	—	1,190	1,190	—	920	920
Operating and maintenance	3,504	1,601	5,105	3,522	1,795	5,317
SB 901 securitization charges, net	562	—	562	40	—	40
Wildfire-related claims, net of recoveries	(3)	—	(3)	144	—	144
Wildfire Fund expense	234	—	234	235	—	235
Depreciation, amortization, and decommissioning	2,074	—	2,074	1,913	—	1,913
Total operating expenses	6,371	3,985	10,356	5,854	3,997	9,851
Operating income (loss)	1,198	(55)	1,143	1,291	(226)	1,065
Interest income	250	—	250	29	—	29
Interest expense	(1,073)	—	(1,073)	(717)	—	(717)
Other income, net	93	55	148	62	226	288
Income before income taxes	468	—	468	665	—	665
Income tax benefit (1)			(638)			(465)
Net Income			1,106			1,130
Preferred stock dividend requirement (1)			7			7
Income Available for Common Shareholders			$1,099			$1,123

(1) These items impacted earnings for the six months ended June 30, 2023 and 2022.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and six months ended June 30, 2023 and 2022, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $206 million, or 6%, in the three months ended June 30, 2023, compared to the same period in 2022, primarily due to additional revenues as authorized through the FERC formula rate and other miscellaneous revenues in the three months ended June 30, 2023 as compared to the same period in 2022.

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $424 million, or 6%, in the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the recognition of approximately $585 million in revenues authorized in the final decision of the 2020 WMCE application (see “2020 WMCE Application” below) in the six months ended June 30, 2023, with no comparable revenues in 2022. Additionally, the Utility recognized increased revenues as authorized through the FERC formula rate. These increases were partially offset by the recognition of approximately $310 million in revenues related to the approval of the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” in Regulatory Matters in the 2022 Form 10-K) in the six months ended June 30, 2022 with no comparable revenues in 2023.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $146 million, or 10%, in the three months ended June 30, 2023, compared to the same period in 2022, primarily due to the recognition of previously deferred expenses and $50 million related to the Zogg Stipulation (as defined in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1). These increases were partially offset by $85 million in expenses related to the Kincade SED Settlement as well as approximately $55 million in expenses related to the Kincade Stipulation and the Dixie Stipulation (each as defined in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K) in the three months ended June 30, 2022.

The Utility’s operating and maintenance expenses that impacted earnings decreased by $18 million, or 1%, in the six months ended June 30, 2023, compared to the same period in 2022, as a result of the recognition of approximately $310 million of previously deferred expenses which were authorized by the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” in Regulatory Matters in the 2022 Form 10-K), $85 million in expenses related to the Kincade SED Settlement, and $55 million in expenses related to the Kincade Stipulation and the Dixie Stipulation (each as defined in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K) in the six months ended June 30, 2022, with no comparable charges in 2023, as well as operating cost efficiencies in the six months ended June 30, 2023. These decreases were partially offset by the recognition of approximately $422 million of previously deferred expenses authorized in the final decision of the 2020 WMCE application (see “2020 WMCE Application” below) in the six months ended June 30, 2023. Additionally, the Utility recognized $50 million in expenses related to the Zogg Stipulation (as defined in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1) in the six months ended June 30, 2023.

SB 901 Securitization Charges, Net

SB 901 securitization charges, net, that impacted earnings increased by $249 million, or 623%, and $522 million, or 1305%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In the three and six months ended June 30, 2023, the Utility recorded charges of $289 million and $562 million, respectively, representing the amounts that are refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock, compared to charges of $40 million in the same periods in 2022. For more information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Recoveries

Costs related to wildfires that impacted earnings decreased by $146 million, or 100%, and $147 million, or 100%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The Utility recognized pre-tax charges of $150 million related to the 2019 Kincade fire in the second quarter of 2022, with no comparable charges in 2023.

Wildfire Fund Expense

There was no material change to Wildfire Fund expense that impacted earnings for the periods presented.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings increased by $56 million, or 6%, and $161 million, or 8%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to the growth in plant balance from capital additions and an increase in nuclear decommissioning expense.

Interest Income

Interest income that impacted earnings increased by $120 million, or 600%, and $221 million, or 762%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

Interest expense that impacted earnings increased by $200 million, or 57%, and $356 million, or 50%, in the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, primarily due to the issuance of additional long-term debt and an increase in interest rates on variable-rate debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact the equity component of allowance for funds used during construction, and gains and losses on equity securities held by the customer credit trust.

Income Tax Benefit

Income tax benefit increased by $43 million and $173 million in the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in the tax benefit recognized related to the sale of shares in the Fire Victim Trust in the three and six months ended June 30, 2023, compared to the same periods in 2022.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(53.6)%	(18.6)%	(36.0)%	(15.0)%
Effect of regulatory treatment of fixed asset differences (2)	(54.1)%	(31.9)%	(42.1)%	(30.9)%
Tax credits	(1.5)%	(1.0)%	(1.1)%	(0.9)%
Fire Victim Trust (3)	(124.5)%	(46.9)%	(84.4)%	(38.1)%
Other, net	17.8%	(7.8)%	6.4%	(6.1)%
Effective tax rate	(194.9)%	(85.2)%	(136.2)%	(70.0)%

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

Cost of Electricity

The Utility’s Cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1. Cost of electricity also includes net sales (Utility owned generation and third parties) in the CAISO electricity markets. The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost-effectiveness of each source of electricity. The Cost of electricity decreased in the three and six months ended June 30, 2023, compared to the same periods in 2022. These decreases were primarily the result of decreased customer demand for the Utility’s bundled electric services, higher energy sales to the CAISO, and $48 million recorded as a deduction to the Cost of electricity for income related to DOE awards for eligible costs incurred to support the extension of Diablo Canyon. These reductions were partially offset by increased fuel costs due to higher natural gas prices occurring in early 2023. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for information on the DOE awards.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of purchased power, net	$626	$704	$765	$1,137
Fuel used in generation facilities	46	76	429	145
Total cost of electricity	$672	$780	$1,194	$1,282

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The Cost of natural gas decreased in the three months ended June 30, 2023, as compared to the same period in 2022 primarily due to lower natural gas prices. The Cost of natural gas increased in the six months ended June 30, 2023, compared to the same period in 2022, primarily due to higher customer demand, lower storage levels, and regional pipeline constraints in early 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of natural gas sold	$233	$325	$1,111	$846
Transportation cost of natural gas sold	41	34	79	74
Total cost of natural gas	$274	$359	$1,190	$920

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

LIQUIDITY AND FINANCIAL RESOURCES

Overview

The Utility’s ability to fund operations, finance capital expenditures, make scheduled principal and interest payments, and make distributions to PG&E Corporation depends on the levels of its operating cash flows and access to the capital and credit markets. The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect to recover its cost of capital. The Utility generally utilizes retained earnings, equity contributions from PG&E Corporation and long-term debt issuances to maintain its CPUC-authorized long-term capital structure consisting of 52% common equity, 47.5% long-term debt, and 0.5% preferred equity and relies on short-term debt, including its revolving credit facilities, to fund temporary financing needs. On May 28, 2020, the CPUC approved a final decision in the Chapter 11 Proceedings OII, which, among other things, grants the Utility a temporary, five-year waiver from compliance with its authorized capital structure for the financing in place upon the Utility’s emergence from Chapter 11.

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

The Utility’s annual cost of capital adjustment mechanism provides that in any year during the applicable cost of capital period in which the difference between (i) the average Moody’s Baa utility bond rates (as measured in the 12-month period from October of the prior year through September of the year in which the mechanism could trigger (the “Index”)) and (ii) 4.37% (based on the 2023 Cost of Capital decision) exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility is to initiate this adjustment mechanism by filing an advice letter on or before October 15 of the year in which the mechanism is triggered, to become effective on January 1 of the next year. As of July 19, 2023, for the period since October 1, 2022, the Index averaged 135 basis points above the Utility’s cost of capital benchmark rate of 4.37%.

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Arrearages Related to the COVID-19 Pandemic

The Utility continues to experience increased arrearages as a result of the COVID-19 pandemic. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, an annual cap set by the CPUC on the number of service disconnections for residential customers, and the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections.” The Utility’s accounts receivable balances over 30 days outstanding as of June 30, 2023 were approximately $923 million, or $199 million lower than the balance as of December 31, 2022 and $691 million higher than the balance as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic.

As of June 30, 2023, PG&E Corporation and the Utility had access to approximately $5.0 billion of total liquidity comprised of approximately $545 million of Utility cash, $260 million of PG&E Corporation cash and $4.2 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

The Utility established the CPPMA for tracking costs related to the CPUC’s emergency authorization and order for the period the CPPMA was in effect. As of June 30, 2023, costs recorded to the CPPMA totaled $18 million and were reflected in Long-term regulatory assets on the Condensed Consolidated Balance Sheets. In addition to the $18 million recorded to the CPPMA, the Utility recorded approximately $228 million of under-collections from residential customers from January 1, 2023 to June 30, 2023 to the RUBA, which is expected to be recovered in 2024 and is reflected in Regulatory balancing accounts receivable on the Condensed Consolidated Balance Sheets.

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

On March 30, 2023, the Utility completed the sale of $750 million aggregate principal amount of 6.70% First Mortgage Bonds due 2053. The Utility intends to disburse or allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, new or existing eligible green projects and eligible social projects. Pending full disbursement or allocation of an amount equal to the net proceeds from this offering to finance or refinance eligible projects, the Utility expects to use the net proceeds for the repayment of borrowings outstanding under the Utility Revolving Credit Agreement.

On June 5, 2023, the Utility completed the sale of (i) $850 million aggregate principal amount of 6.100% First Mortgage Bonds due 2029, (ii) $1.15 billion aggregate principal amount of 6.400% First Mortgage Bonds due 2033, and (iii) $500 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of $375 million aggregate principal amount of 3.25% First Mortgage Bonds due June 15, 2023 and for general purposes, including for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility intends to use the remaining net proceeds to repay the $500 million aggregate principal amount of 4.25% First Mortgage Bonds due August 1, 2023.

Credit Facilities

As of June 30, 2023, PG&E Corporation and the Utility had $500 million and $3.7 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.25 billion and $1.5 billion depending on the periods set forth in the transaction documents. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

Utility

On April 18, 2023, the Utility amended its existing term loan agreement to extend the maturity of the $125 million 364-day tranche loan thereunder from April 19, 2023 to April 16, 2024. The 364-day tranche loan bears interest based on the Utility’s election of either (1) Term Secured Overnight Financing Rate (“SOFR”) (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375%, or (2) the alternative base rate plus an applicable margin of 0.375%.

On June 9, 2023, the Utility entered into an amendment to the Utility Receivables Securitization Program to, among other things, extend the scheduled termination date from September 30, 2024 to June 9, 2025 and increase the low end of the facility limit from $1.0 billion to $1.25 billion.

On June 22, 2023, the Utility amended its existing revolving credit agreement to, among other things, (i) extend the maturity date to June 22, 2028 (subject to two one-year extensions at the option of the Utility), (ii) increase the maximum letter of credit sublimit to $2.0 billion, and (iii) increase the uncommitted incremental facility to up to $1.0 billion.

PG&E Corporation

On June 22, 2023, PG&E Corporation amended its existing revolving credit agreement to, among other things, extend the maturity date to June 22, 2026 (subject to two one-year extensions at the option of PG&E Corporation).

For more information, see “Credit Facilities” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Dividends

On December 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 15, 2023, to holders of record on January 31, 2023. On February 16, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on May 15, 2023, to holders of record on April 28, 2023. On May 18, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on August 15, 2023, to holders of record on July 31, 2023.

On February 16, 2023, the Board of Directors of the Utility declared a common stock dividend of $425 million, which was paid to PG&E Corporation on February 28, 2023. On May 18, 2023, the Board of Directors of the Utility declared a common stock dividend of $450 million, which was paid to PG&E Corporation on June 21, 2023.

On December 20, 2017, the Boards of Directors of PG&E Corporation suspended quarterly cash dividends on PG&E Corporation common stock, beginning the fourth quarter of 2017. Subject to the dividend restrictions described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K, any decision to declare and pay dividends on PG&E Corporation’s common stock in the future will be made at the discretion of the Board of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions of PG&E Corporation, and other factors that the Board of Directors of PG&E Corporation may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock.

Utility Cash Flows

PG&E Corporation’s condensed consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the six months ended June 30, 2023 and 2022.

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$2,627	$1,703
Net cash used in investing activities	(4,420)	(4,835)
Net cash provided by financing activities	1,772	3,149
Net change in cash, cash equivalents, and restricted cash	$(21)	$17

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash. During the six months ended June 30, 2023, net cash provided by operating activities increased by $924 million compared to the same period in 2022. The increase was primarily due to a payment made to the Fire Victim Trust of $592 million during the six months ended June 30, 2022, with no similar activity during the same period in 2023.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire and the timing and amount of any potential related insurance, including funds available from self-insurance (see “2023 General Rate Case” in the “Regulatory Matters” section below for more information), Wildfire Fund, and regulatory recoveries;

•the timing and amounts of costs, including fines and penalties, that may be incurred in connection with current and future enforcement, litigation, and regulatory matters (see “Wildfire-Related Securities Litigation” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Regulatory Matters” below for more information);

•the ability of the Utility to collect on its customer arrearages resulting from the COVID-19 pandemic;

•the timing and amount of costs in connection with future wildfires and the timing and amount of any potential related insurance, including funds available from self-insurance, Wildfire Fund, and regulatory recoveries;

•the timing and amount of costs in connection with the 2020-2022 and 2023-2025 WMPs and the costs previously incurred in connection with the 2019 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

•the timing of the gain to be returned to customers from the sale of the SFGO and transmission tower wireless licenses and the amounts incurred related to the move to and the purchase of the Lakeside Building; and

•the timing and outcomes of the Utility’s 2023 GRC and other pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through regulated rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested.

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

Investing Activities

Net cash used in investing activities decreased by $415 million during the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a $789 million decrease in purchases, net of proceeds of customer credit trust investments in 2023. The decrease was partially offset by a $141 million increase in capital expenditures during the six months ended June 30, 2023 as compared to the same period in 2022.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.9 billion and $11.2 billion of capital expenditures in 2023. Additionally, future cash flows used in investing activities will be impacted by the payments related to the purchase of the Lakeside Building, and could be impacted by the timing and amount of contributions to the customer credit trust, including certain shareholder tax benefits, and $1.0 billion of cash to be contributed in 2024.

Financing Activities

Net cash provided by financing activities decreased by $1.4 billion during the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily due to $2.1 billion in higher net repayments under credit facilities in 2023 as compared to 2022. The decrease was partially offset by a $900 million increase in long-term debt (including SB 901 recovery bonds) proceeds, net of repayments, in the six months ended June 30, 2023, as compared to 2022.

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

LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and in “Regulatory Matters” below that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the NRC, and other federal and state regulatory agencies. The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

During the three months ended June 30, 2023 and through the date of this filing, key updates to regulatory and legislative matters were as follows:

•On June 22, the OEIS issued a revision notice requiring the Utility to address eight critical issues in its 2023-2025 WMP.

•On June 20, in the Utility’s TO18 rate case before the FERC, the Utility filed a further compliance filing and a request for rehearing of a May 18 FERC order that rejected the Utility’s revised compliance filing concerning the TCJA. The Utility also plans to submit a request for private letter ruling on related issues with the Internal Revenue Service. On July 21, 2023, the FERC issued an order denying rehearing by operation of law.

•On June 15, the Utility filed a WGSC application with the CPUC to recover costs related to wildfire mitigation and gas safety and electric modernization. The Utility requested a revenue requirement of $749 million, of which the Utility sought interim rate relief for $631 million.

•On June 8, the CPUC approved interim rate relief of $1.1 billion for the 2022 WMCE proceeding.

•On June 7, the California State Lands Commission approved an extension of the Utility’s lease at Diablo Canyon.

•On May 31, the FERC approved the transfer of substantially all of the Utility’s non-nuclear generation assets to Pacific Generation. The Utility’s application regarding hydro licenses remains pending.

•On May 24, the CPUC issued a resolution approving the settlement agreement filed jointly by the Utility and the SED regarding the 2020 Zogg fire. On May 31, the Utility and the Shasta County District Attorney’s Office filed a civil stipulated judgment regarding the criminal charges in connection with the 2020 Zogg fire, and the criminal court dismissed the charges with prejudice on June 14.

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

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization for these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of June 30, 2023, the Utility had recorded an aggregate amount of approximately $6.1 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, RTBA, and Microgrids Memorandum Account. Of these costs, approximately $1.7 billion was authorized for recovery and accounted for as current, and $4.4 billion was accounted for as long term as of June 30, 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the three months ended June 30, 2023 are summarized in the following table:

Proceeding	Request	Status
2021 WMCE	Revenue requirement of approximately $1.47 billion	Partial settlement agreement to recover $721 million of revenue requirement filed January 2023. Settlement excludes VMBA’s $591 million proposed revenue requirement.
2022 WMCE	Revenue requirement of approximately $1.36 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023

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

On January 18, 2023, the Utility, The Utility Reform Network, and the Public Advocates Office of the CPUC filed a joint motion for approval of a settlement agreement, pursuant to which the Utility would receive a revenue requirement of $720.7 million. The settlement agreement does not address $591.9 million recorded to the VMBA, for which cost recovery will be determined separately by the CPUC.

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

The recorded expenditures consist of $1.2 billion in expenses and $136 million in capital expenditures. The costs addressed in the 2022 WMCE application are incremental to those previously authorized in the Utility’s 2020 GRC and other proceedings. In connection with the 2022 WMCE application, the Utility also requested interim rate relief of $1.1 billion to be recovered over 12 months beginning June 1, 2023. The remaining $224 million would be recovered after the CPUC issues a final decision. On June 8, 2023, the CPUC adopted a final decision granting the Utility’s request for interim rate relief, which went into effect July 1, 2023.

On April 7, 2023, the assigned commissioner issued a scoping memo pursuant to which a proposed decision would be issued by the first quarter of 2024. On June 23, 2023, the ALJ revised the procedural schedule so that a proposed decision will be issued by the second quarter of 2024.

Wildfire and Gas Safety Costs Recovery Application

On June 15, 2023, the Utility filed a WGSC application with the CPUC requesting cost recovery of approximately $2.5 billion of recorded expenditures related to wildfire mitigation costs and gas safety and electric modernization costs.

The recorded expenditures for wildfire mitigation consist of $726 million in expenses and $1.5 billion in capital expenditures and cover activities during the years 2020 to 2022. The recorded expenditures for gas safety and electric modernization consist of $120 million in expenses and $118 million in capital expenditures and cover activities during the years 2017 to 2022. If approved, the requested cost recovery would result in an aggregate revenue requirement of $749 million. The costs addressed in the WGSC application are incremental to those previously authorized in the Utility’s 2020 GRC and other proceedings.

The Utility recorded these costs to the memorandum and balancing accounts as set forth in the following table:

Recorded Costs (in millions)
WMPMA	$2,095
FRMMA	165
Gas storage balancing account (1)	101
In line inspection memorandum account (2)	92
Other	45
Total	$2,498

(1) Includes costs for the Utility’s natural gas storage facilities, other than Gill Ranch, in excess of amounts authorized in the 2019 GT&S proceeding.
(2) Includes (i) capital expenditure costs for traditional in-line inspection upgrade projects in excess of amounts authorized in the 2019 GT&S rate case, (ii) expenses incurred for the associated initial traditional in-line inspection runs and direct examination and repair resulting from those initial runs, and (iii) costs associated with in-line inspection re-assessments.

In connection with the WGSC application, the Utility also requested interim rate relief of $631 million, to be recovered over 12 months beginning November 1, 2023. The remaining $105 million would be recovered after the CPUC issues a final decision.

The Utility has proposed a schedule that would call for a final decision by the CPUC prior to June 15, 2024.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the three months ended June 30, 2023 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $15.82 billion for 2023	A final decision is scheduled for the third quarter of 2023.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Final decision issued December 2022, adopting a 10% ROE. Intervenor filed application for rehearing in January 2023.

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

The 2023 cost of capital application also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The decision deferred consideration of the proposal to a second phase of the proceeding. The second phase has not yet commenced.

Transmission Owner Rate Cases

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

On December 17, 2020 and June 17, 2021, the FERC issued orders denying requests for rehearing submitted by the Utility and intervenors. In 2021, the Utility filed four appeals. The appeals related to two issues: (1) impact of the TCJA on TO18 rates in January and February 2018 and (2) aspects of the rehearing order other than the TCJA. The appeals have been consolidated and are being held in abeyance until the FERC addresses the ROE issue on rehearing.

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2023 by approximately $449 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of June 30, 2023, the Utility had recorded approximately $280 million to Regulatory assets.

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

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds based on the FERC’s TO18 orders, including the orders on common plant, depreciation, the TCJA, and ROE. On May 18, 2023, the FERC issued an order rejecting a revised compliance filing regarding the TCJA. On June 20, 2023, the Utility filed a further compliance filing and a request for rehearing of the FERC’s order. On July 21, 2023, the FERC issued an order denying rehearing by operation of law. For the TCJA issue, the Utility plans to submit a request for private letter ruling with the Internal Revenue Service to obtain clarification regarding the appropriate disposition of the matter. The outcome of the private letter ruling may impact the outcome of the Utility’s request for rehearing. The Utility expects to issue the refund after the FERC issues a decision on the compliance filing.

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

Transmission Owner Rate Case for 2019 (the “TO20” rate case)

As disclosed in the 2022 Form 10-K, the Utility uses a formula rate for the costs associated with the Utility’s FERC-jurisdictional electric transmission facilities, which the FERC accepted, with May 1, 2019 as the effective date for rate changes. Pursuant to a settlement agreement, which the FERC has approved, the Utility has an all-in ROE of 10.45%; a fixed capital structure of 49.75% common stock, 49.75% debt, and 0.5% preferred stock; and fixed depreciation rates for various categories of transmission facilities (represented by individual FERC accounts). The term of the settlement continues until December 31, 2023, and the Utility will be required to file a replacement rate filing by October 18, 2023 to be effective on January 1, 2024.

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

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events. On June 22, 2023, the OEIS issued a revision notice requiring the Utility to address eight critical issues. The Utility will submit its response to the revision notice by August 7, 2023. The OEIS is scheduled to issue a draft decision on the 2023-2025 WMP by September 29, 2023.

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

On January 18, 2023, intervenors filed an application for rehearing. On June 30, 2023, the CPUC denied the application.

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

On December 13, 2022, the Utility and Pacific Generation filed an application with a similar request with the FERC and also filed a related application with the FERC requesting the transfer of certain hydro licenses to Pacific Generation. On May 31, 2023, the FERC issued an order approving transfer from the Utility to Pacific Generation of FERC-jurisdictional assets.

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

On October 26, 2022, the Utility notified the CPUC that the Utility’s procedure for wood pole replacements did not comply with CPUC requirements for replacement of poles under certain conditions and, in some instances, the Utility failed to replace wood poles with safety factors below the required minimum. Among other short- and longer-term corrective measures, the Utility is replacing identified poles on a risk prioritized basis and revising its wood pole replacement procedures in alignment with CPUC requirements. On December 22, 2022, the Utility submitted an update to the CPUC explaining the Utility had identified a population of wood poles that had not received intrusive inspections in accordance with GO 165’s deadlines due to legacy issues, which should no longer be an issue due to changes in Utility procedures. In addition to its plan to complete the intrusive tests by September 30, 2023, the Utility is performing an end-to-end assessment of the wood pole test and treat program to proactively identify and address potential issues.

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

On April 13, 2023, the ALJ issued a proposed decision that would close this proceeding but allow for the continued monitoring of the Utility’s safety culture through an advice letter process. On May 19, 2023, the CPUC issued a final order closing the proceeding and implementing the proposed advice letter process to allow for further monitoring.

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

The Utility expects to submit a new application for license renewal with the NRC by the end of 2023. On March 2, 2023, the NRC approved the Utility’s exemption request to allow continued operations at Diablo Canyon past the plant’s current licenses. This exemption will allow the Utility, similar to exemptions granted to other utilities, to continue operating both units at Diablo Canyon while the Utility’s license renewal application is under review.

Consistent with SB 846, the CPUC, the California Energy Resources Conservation and Development Commission, California State Lands Commission, California Coastal Commission, and other state agencies will need to determine that extended operations represent an appropriate path to meet California’s reliability, affordability, and environmental goals.

On February 28, 2023, and in consultation with the CAISO and CPUC, the California Energy Resources Conservation and Development Commission determined that it is prudent to extend the operation of Diablo Canyon to support electric system reliability through 2030.

The Utility leases land from the state for the water intake structure, breakwaters, cooling water discharge channel, and other structures on state land associated with Diablo Canyon. On June 7, 2023, the California State Lands Commission approved an extension of the Utility’s lease at Diablo Canyon through October 31, 2030.

LEGISLATIVE AND REGULATORY INITIATIVES

Inflation Reduction Act

In 2022, the Inflation Reduction Act became law. The Inflation Reduction Act includes a 15% corporate alternative minimum tax on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective January 1, 2023. The law also extends and modifies existing tax credits and creates new tax credits for qualifying investments on renewable and clean energy sources and energy storage. The U.S. Department of the Treasury and the Internal Revenue Service have broad authority to issue and have issued regulations and guidance to implement its provisions. PG&E Corporation and the Utility continue to evaluate the totality of the law, including its impact, its potential implications, and the regulations issued in connection with it.

The Inflation Reduction Act also added a new Energy Infrastructure Reinvestment (“EIR”) category to the DOE’s Clean Energy Financing Program. The Utility is seeking financing through the EIR to help fund California’s clean energy transition.

Revenue Procedure 2023-15

On April 14, 2023, the Internal Revenue Service issued Revenue Procedure 2023-15, which provides a safe harbor method for determining natural gas repairs deductions for income tax purposes. PG&E Corporation and the Utility are currently evaluating the impact of the law.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2022 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2023.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues
Electric	$3,852	$3,690	$7,971	$7,848
Natural gas	1,438	1,428	3,528	3,068
Total operating revenues	5,290	5,118	11,499	10,916
Operating Expenses
Cost of electricity	672	780	1,194	1,282
Cost of natural gas	274	359	1,190	920
Operating and maintenance	2,436	2,291	5,113	5,401
SB 901 securitization charges, net	289	40	562	40
Wildfire-related claims, net of recoveries	(1)	145	(3)	144
Wildfire Fund expense	117	117	234	235
Depreciation, amortization, and decommissioning	997	941	2,074	1,913
Total operating expenses	4,784	4,673	10,364	9,935
Operating Income	506	445	1,135	981
Interest income	143	19	255	27
Interest expense	(640)	(411)	(1,242)	(830)
Other income (expense), net	66	(21)	151	128
Income Before Income Taxes	75	32	299	306
Income tax benefit	(335)	(328)	(683)	(532)
Net Income	410	360	982	838
Preferred stock dividend requirement of subsidiary	4	4	7	7
Income Available for Common Shareholders	$406	$356	$975	$831
Weighted Average Common Shares Outstanding, Basic	2,019	1,987	2,005	1,987
Weighted Average Common Shares Outstanding, Diluted	2,139	2,141	2,137	2,141
Net Income Per Common Share, Basic	$0.20	$0.18	$0.49	$0.42
Net Income Per Common Share, Diluted	$0.19	$0.17	$0.46	$0.39

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$410	$360	$982	$838
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $0, $2, $2 and $2 respectively)	—	(5)	5	(5)
Total other comprehensive income (loss)	—	(5)	5	(5)
Comprehensive Income	410	355	987	833
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Income Attributable to Common Shareholders	$406	$351	$980	$826

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$805	$734
Restricted cash (includes $255 million and $201 million related to VIEs at respective dates)	257	213
Accounts receivable
Customers (net of allowance for doubtful accounts of $342 million and $166 million at respective dates) (includes $1.71 billion and $2.47 billion related to VIEs, net of allowance for doubtful accounts of $342 million and $166 million at respective dates)	2,107	2,645
Accrued unbilled revenue (includes $698 million and $1.16 billion related to VIEs at respective dates)	810	1,304
Regulatory balancing accounts	5,383	3,264
Other	1,014	1,624
Regulatory assets	309	296
Inventories
Gas stored underground and fuel oil	55	91
Materials and supplies	833	751
Wildfire Fund asset	460	460
Other	648	1,433
Total current assets	12,681	12,815
Property, Plant, and Equipment
Electric	77,673	74,772
Gas	29,156	28,226
Construction work in progress	4,143	4,137
Financing lease and other	—	19
Total property, plant, and equipment	110,972	107,154
Accumulated depreciation	(32,199)	(30,946)
Net property, plant, and equipment	78,773	76,208
Other Noncurrent Assets
Regulatory assets	15,963	16,443
Customer credit trust	476	745
Nuclear decommissioning trusts	3,524	3,297
Operating lease right of use asset	1,418	1,311
Wildfire Fund asset	4,617	4,847
Income taxes receivable	9	9
Other (includes noncurrent accounts receivable of $4 million and $17 million related to VIEs, net of noncurrent allowance for doubtful accounts of $1 million and $1 million at respective dates)	3,244	2,969
Total other noncurrent assets	29,251	29,621
TOTAL ASSETS	$120,705	$118,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$125	$2,055
Long-term debt, classified as current (includes $175 million and $168 million related to VIEs at respective dates)	3,749	2,268
Accounts payable
Trade creditors	2,366	2,888
Regulatory balancing accounts	1,317	1,658
Other	775	778
Operating lease liabilities	136	231
Interest payable (includes $73 million and $116 million related to VIEs at respective dates)	662	626
Wildfire-related claims	1,256	1,912
Other	2,816	3,372
Total current liabilities	13,202	15,788
Noncurrent Liabilities
Long-term debt (includes $10.02 billion and $10.31 billion related to VIEs at respective dates)	50,230	47,742
Regulatory liabilities	18,518	17,630
Pension and other postretirement benefits	226	231
Asset retirement obligations	5,971	5,912
Deferred income taxes	2,422	2,732
Operating lease liabilities	1,473	1,243
Other	4,648	4,291
Total noncurrent liabilities	83,488	79,781
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,062,781,659 and 1,987,784,948 shares outstanding at respective dates	31,628	32,887
Treasury stock, at cost; 127,743,590 and 247,743,590 shares at respective dates	(1,298)	(2,517)
Reinvested earnings	(6,567)	(7,542)
Accumulated other comprehensive loss	—	(5)
Total shareholders’ equity	23,763	22,823
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	24,015	23,075
TOTAL LIABILITIES AND EQUITY	$120,705	$118,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$982	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,074	1,913
Bad debt expense	293	76
Allowance for equity funds used during construction	(82)	(82)
Deferred income taxes and tax credits, net	(329)	(156)
Wildfire Fund expense	234	235
Disallowed capital expenditures	7	—
Other	34	428
Effect of changes in operating assets and liabilities:
Accounts receivable	1,589	388
Wildfire-related insurance receivable	347	123
Inventories	(46)	(93)
Accounts payable	145	432
Wildfire-related claims	(656)	(535)
Other current assets and liabilities	(220)	(292)
Regulatory assets, liabilities, and balancing accounts, net	(1,931)	(1,486)
Other noncurrent assets and liabilities	19	(150)
Net cash provided by operating activities	2,460	1,639
Cash Flows from Investing Activities
Capital expenditures	(4,680)	(4,539)
Proceeds from sales and maturities of nuclear decommissioning trust investments	751	1,369
Purchases of nuclear decommissioning trust investments	(802)	(1,341)
Proceeds from sales and maturities of customer credit trust investments	304	—
Purchases of customer credit trust investments	—	(485)
Other	7	16
Net cash used in investing activities	(4,420)	(4,980)
Cash Flows from Financing Activities
Borrowings under credit facilities	5,536	5,235
Repayments under credit facilities	(7,665)	(5,259)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $61 and $35 at respective dates	4,690	4,265
Repayments of long-term debt	(389)	(4,454)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $0 and $17 at respective dates	—	3,583
Repayment of AB 1054 recovery bonds	(14)	—
Repayment of SB 901 recovery bonds	(67)	—
Other	(16)	(21)
Net cash provided by financing activities	2,075	3,349
Net change in cash, cash equivalents, and restricted cash	115	8
Cash, cash equivalents, and restricted cash at January 1	947	307

Cash, cash equivalents, and restricted cash at June 30	$1,062	$315
Less: Restricted cash and restricted cash equivalents	(257)	(76)
Cash and cash equivalents at June 30	$805	$239

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,068)	$(703)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$860	$1,380
Operating lease liabilities arising from obtaining right-of-use assets	208	274
Changes to PG&E Corporation common stock and treasury stock in connection with the Share Exchange and Tax Matters Agreement	(1,219)	—
Forgiveness of DWR loan for performance-based disbursements earned	67	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075
Net income	—	—	—	—	572	—	572	—	572
Other comprehensive income	—	—	—	—	—	5	5	—	5
Common stock issued, net	7,989,135	(610)	—	—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	(63)	—	—	—	—	(63)	—	(63)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2023	1,995,774,083	32,214	187,743,590	(1,907)	(6,973)	—	23,334	252	23,586
Net income	—	—	—	—	410	—	410	—	410
Common stock issued, net	67,007,576	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2023	2,062,781,659	$31,628	127,743,590	$(1,298)	$(6,567)	$—	$23,763	$252	$24,015

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	478	—	478	—	478
Common stock issued, net	2,072,050	(407)	—	—	—	—	(407)	—	(407)
Treasury stock disposition	—	—	(40,000,000)	407	—	—	407	—	407
Stock-based compensation amortization	—	4	—	—	—	—	4	—	4
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(2)	—	(2)	—	(2)
Balance at March 31, 2022	1,987,472,590	34,726	437,743,590	(4,447)	(8,867)	(20)	21,392	252	21,644
Net income	—	—	—	—	360	—	360	—	360
Other comprehensive loss	—	—	—	—	—	(5)	(5)	—	(5)
Common stock issued, net	195,630	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	24	—	—	—	—	24	—	24
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2022	1,987,668,220	$34,141	377,743,590	$(3,838)	$(8,511)	$(25)	$21,767	$252	$22,019

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues
Electric	$3,852	$3,690	$7,971	$7,848
Natural gas	1,438	1,428	3,528	3,068
Total operating revenues	5,290	5,118	11,499	10,916
Operating Expenses
Cost of electricity	672	780	1,194	1,282
Cost of natural gas	274	359	1,190	920
Operating and maintenance	2,431	2,210	5,105	5,317
SB 901 securitization charges, net	289	40	562	40
Wildfire-related claims, net of recoveries	(1)	145	(3)	144
Wildfire Fund expense	117	117	234	235
Depreciation, amortization, and decommissioning	997	941	2,074	1,913
Total operating expenses	4,779	4,592	10,356	9,851
Operating Income	511	526	1,143	1,065
Interest income	140	20	250	29
Interest expense	(553)	(353)	(1,073)	(717)
Other income, net	64	132	148	288
Income Before Income Taxes	162	325	468	665
Income tax benefit	(318)	(275)	(638)	(465)
Net Income	480	600	1,106	1,130
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$476	$596	$1,099	$1,123

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$480	$600	$1,106	$1,130
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0 and $0 respectively)	—	—	—	1
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $0, $2, $2, and $2 respectively)	—	(5)	6	(5)
Total other comprehensive income (loss)	—	(5)	6	(4)
Comprehensive Income	$480	$595	$1,112	$1,126

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$545	$609
Restricted cash (includes $255 million and $201 million related to VIEs at respective dates)	256	213
Accounts receivable
Customers (net of allowance for doubtful accounts of $342 million and $166 million at respective dates) (includes $1.71 billion and $2.47 billion related to VIEs, net of allowance for doubtful accounts of $342 million and $166 million at respective dates)	2,107	2,645
Accrued unbilled revenue (includes $698 million and $1.16 billion related to VIEs at respective dates)	810	1,304
Regulatory balancing accounts	5,383	3,264
Other	1,017	1,633
Regulatory assets	309	296
Inventories
Gas stored underground and fuel oil	55	91
Materials and supplies	833	751
Wildfire Fund asset	460	460
Other	647	1,421
Total current assets	12,422	12,687
Property, Plant, and Equipment
Electric	77,673	74,772
Gas	29,156	28,226
Construction work in progress	4,143	4,137
Financing lease	—	18
Total property, plant, and equipment	110,972	107,153
Accumulated depreciation	(32,199)	(30,946)
Net property, plant, and equipment	78,773	76,207
Other Noncurrent Assets
Regulatory assets	15,963	16,443
Customer credit trust	476	745
Nuclear decommissioning trusts	3,524	3,297
Operating lease right of use asset	1,418	1,311
Wildfire Fund asset	4,617	4,847
Income taxes receivable	7	7
Other (includes noncurrent accounts receivable of $4 million and $17 million related to VIEs, net of noncurrent allowance for doubtful accounts of $1 million and $1 million at respective dates)	3,104	2,834
Total other noncurrent assets	29,109	29,484
TOTAL ASSETS	$120,304	$118,378

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$125	$2,055
Long-term debt, classified as current (includes $175 million and $168 million related to VIEs at respective dates)	3,722	2,241
Accounts payable
Trade creditors	2,363	2,886
Regulatory balancing accounts	1,317	1,658
Other	710	747
Operating lease liabilities	136	231
Interest payable (includes $73 million and $116 million related to VIEs at respective dates)	610	573
Wildfire-related claims	1,256	1,912
Other	2,516	3,067
Total current liabilities	12,755	15,370
Noncurrent Liabilities
Long-term debt (includes $10.02 billion and $10.31 billion related to VIEs at respective dates)	45,645	43,155
Regulatory liabilities	18,518	17,630
Pension and other postretirement benefits	156	160
Asset retirement obligations	5,971	5,912
Deferred income taxes	2,825	3,090
Operating lease liabilities	1,473	1,243
Other	4,687	4,334
Total noncurrent liabilities	79,275	75,524
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	29,840	29,280
Reinvested earnings	(3,144)	(3,368)
Accumulated other comprehensive loss	(2)	(8)
Total shareholders’ equity	28,274	27,484
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,304	$118,378

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,106	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,074	1,913
Bad debt expense	293	76
Allowance for equity funds used during construction	(82)	(82)
Deferred income taxes and tax credits, net	(278)	(90)
Wildfire Fund expense	234	235
Disallowed capital expenditures	7	—
Other	57	248
Effect of changes in operating assets and liabilities:
Accounts receivable	1,595	309
Wildfire-related insurance receivable	347	123
Inventories	(46)	(93)
Accounts payable	110	406
Wildfire-related claims	(656)	(535)
Other current assets and liabilities	(223)	(288)
Regulatory assets, liabilities, and balancing accounts, net	(1,931)	(1,486)
Other noncurrent assets and liabilities	20	(163)
Net cash provided by operating activities	2,627	1,703
Cash Flows from Investing Activities
Capital expenditures	(4,680)	(4,539)
Proceeds from sales and maturities of nuclear decommissioning trust investments	751	1,369
Purchases of nuclear decommissioning trust investments	(802)	(1,341)
Proceeds from sales and maturities of customer credit trust investments	304	—
Purchases of customer credit trust investments	—	(485)
Intercompany note to PG&E Corporation	—	145
Other	7	16
Net cash used in investing activities	(4,420)	(4,835)
Cash Flows from Financing Activities
Borrowings under credit facilities	5,536	5,235
Repayments under credit facilities	(7,665)	(5,259)

Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $61 and $35 at respective dates	4,690	4,265
Repayments of long-term debt	(375)	(4,441)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $0 and $17 at respective dates	—	3,583
Repayment of AB 1054 recovery bonds	(14)	—
Repayment of SB 901 recovery bonds	(67)	—
Preferred stock dividends paid	(7)	(63)
Common stock dividends paid	(875)	(425)
Equity contribution from PG&E Corporation	560	212
Other	(11)	42
Net cash provided by financing activities	1,772	3,149
Net change in cash, cash equivalents, and restricted cash	(21)	17
Cash, cash equivalents, and restricted cash at January 1	822	181
Cash, cash equivalents, and restricted cash at June 30	$801	$198
Less: Restricted cash and restricted cash equivalents	(256)	(76)
Cash and cash equivalents at June 30	$545	$122

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(911)	$(602)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$860	$1,380
Operating lease liabilities arising from obtaining right-of-use assets	208	274
Forgiveness of DWR loan for performance-based disbursements earned	67	—

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	—	—	6	6
Equity contribution	—	—	310	—	—	310
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2023	258	1,322	29,590	(3,170)	(2)	27,998
Net income	—	—	—	480	—	480
Equity contribution	—	—	250	—	—	250
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2023	$258	$1,322	$29,840	$(3,144)	$(2)	$28,274

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	530	—	530
Other comprehensive income	—	—	—	—	1	1
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(2)	—	(2)
Balance at March 31, 2022	258	1,322	28,286	(3,778)	(8)	26,080
Net income	—	—	—	600	—	600
Other comprehensive loss	—	—	—	—	(5)	(5)
Equity contribution	—	—	212	—	—	212
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2022	$258	$1,322	$28,498	$(3,607)	$(13)	$26,458

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Electric
Revenue from contracts with customers
Residential	$1,404	$1,213	$2,693	$2,707
Commercial	1,283	1,252	2,427	2,425
Industrial	375	322	728	672
Agricultural	314	484	469	700
Public street and highway lighting	20	19	39	37
Other, net (1)	(121)	(77)	(78)	(90)
Total revenue from contracts with customers - electric	3,275	3,213	6,278	6,451
Regulatory balancing accounts (2)	577	477	1,693	1,397
Total electric operating revenue	$3,852	$3,690	$7,971	$7,848

Natural gas
Revenue from contracts with customers
Residential	$691	$388	$2,574	$1,851
Commercial	189	197	702	541
Transportation service only	398	356	842	755
Other, net (1)	(257)	(88)	(410)	(267)
Total revenue from contracts with customers - gas	1,021	853	3,708	2,880
Regulatory balancing accounts (2)	417	575	(180)	188
Total natural gas operating revenue	1,438	1,428	3,528	3,068
Total operating revenues	$5,290	$5,118	$11,499	$10,916

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of June 30, 2023, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

During the three and six months ended June 30, 2023, expected credit losses of $154 million and $293 million, respectively, were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. For the three and six months ended June 30, 2022, expected credit losses were $33 million and $76 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA, and a FERC regulatory asset. As of June 30, 2023, the RUBA current balancing accounts receivable balance was $228 million, and CPPMA and FERC long-term regulatory asset balances were $4 million and $42 million, respectively.

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

As of June 30, 2023, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

PG&E Corporation and the Utility received various government assistance programs during the six months ended June 30, 2023. PG&E Corporation’s and the Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

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

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility executed a $1.4 billion loan agreement to support the extension of Diablo Canyon, up to approximately $1.1 billion of which could be repaid by funds received from the DOE (see “U.S. DOE’s Civil Nuclear Credit Program” below). Under the loan agreement, the DWR pays the Utility a monthly performance-based disbursement equal to $7 for each MWh generated by Diablo Canyon, effective September 2, 2022. The Utility may use the proceeds of the performance-based disbursements for any business purpose, except as profits or dividends to shareholders or as otherwise prohibited by SB 846. The Utility began earning performance-based disbursements beginning on September 2, 2022 and is eligible to earn performance-based disbursements until the previously-approved retirement dates for Diablo Canyon Unit 1 and Unit 2 (2024 and 2025, respectively). The performance-based disbursements are contingent upon the Utility’s ongoing efforts to pursue extension of and continued safe and reliable operation of Diablo Canyon. The aggregate amount of performance-based disbursements under this agreement will not exceed $300 million.

The Utility initially accounts for all disbursements from the DWR loan agreement pursuant to ASC 470, Debt. When there is reasonable assurance that the Utility will have loan disbursements forgiven by the DWR, such as when the Utility earns a performance-based disbursement, the Utility will recognize those forgiven loans as income related to government grants. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense in the same period(s) that eligible costs are incurred. As of June 30, 2023, the Condensed Consolidated Financial Statements reflected $245 million in Long-term debt, $15 million in Other current liabilities for income related to eligible costs not yet incurred, and a deduction of $52 million to Operating and maintenance expense for income related to government grants for performance-based disbursements.

U.S. DOE’s Civil Nuclear Credit Program

On November 17, 2022, the Utility was conditionally awarded a total of approximately $1.1 billion from the DOE related to Diablo Canyon (See “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on actual costs. The Utility will repay its loans outstanding under the DWR Loan Agreement with funding received from the DOE’s Civil Nuclear Credit Program. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income related to government grants. During the three and six months ended June 30, 2023, the Condensed Consolidated Statements of Income reflected $34 million as a deduction to Operating and maintenance expense and $48 million recorded as a deduction to Cost of electricity for income related to government grants for incurred eligible costs to support the extension of Diablo Canyon including the purchase of nuclear fuel.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the six months ended June 30, 2023 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2023 and December 31, 2022, the SPV had net accounts receivable of $2.4 billion and $3.6 billion, respectively, and outstanding borrowings of $985 million and $1.2 billion, respectively, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the six months ended June 30, 2023 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2023 and December 31, 2022, PG&E Recovery Funding LLC had outstanding borrowings of $1.8 billion, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the six months ended June 30, 2023 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2023 and December 31, 2022, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.4 billion and $7.5 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of June 30, 2023, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of June 30, 2023, it did not consolidate any of them.

The Lakeside Building

BA2 300 Lakeside LLC, a wholly owned subsidiary of TMG Bay Area Investments II, LLC, and the Utility are parties to an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building which serves as the Utility’s principal administrative headquarters.

BA2 300 Lakeside LLC is considered a VIE because the group that holds the equity investment at risk lacks the right to receive the expected residual returns of the entity due to a fixed-price purchase option covering more than 50% of the fair value of the assets held by the entity. The most significant activities that impact the economic performance of BA2 300 Lakeside LLC are decisions related to significant maintenance and remarketing of the property. The Utility is not considered the primary beneficiary and does not consolidate BA2 300 Lakeside LLC as it does not have any decision-making rights associated with these activities. The Utility’s financial obligation is limited to issued letters of credit as well as the amounts it pays for base rent and certain costs, per the office lease agreement. For more information, see “Oakland Headquarters Lease and Purchase” in Note 11 below.

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

As of June 30, 2023, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $939 million in Other non-current liabilities, $460 million in Current assets - Wildfire Fund asset, and $4.6 billion in Non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2023 and 2022, the Utility recorded amortization and accretion expense of $117 million and $117 million, respectively. During the six months ended June 30, 2023 and 2022, the Utility recorded amortization and accretion expense of $234 million and $235 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of June 30, 2023, PG&E Corporation and the Utility had recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost for benefits earned (1)	$95	$144	$9	$16
Interest cost	229	173	19	14
Expected return on plan assets	(246)	(298)	(33)	(33)
Amortization of prior service cost	(1)	(1)	—	1
Amortization of net actuarial (gain) loss	—	1	(4)	(10)
Net periodic benefit cost	77	19	(9)	(12)
Regulatory account transfer (2)	(6)	64	—	—
Total	$71	$83	$(9)	$(12)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost for benefits earned (1)	$190	$288	$19	$31
Interest cost	457	346	37	27
Expected return on plan assets	(491)	(595)	(66)	(65)
Amortization of prior service cost	(2)	(2)	1	3
Amortization of net actuarial (gain) loss	—	1	(9)	(20)
Net periodic benefit cost	154	38	(18)	(24)
Regulatory account transfer (2)	(13)	127	—	—
Total	$141	$165	$(18)	$(24)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended June 30, 2023
Beginning balance	$(12)	$18	$(1)	$5
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $0 and $0, respectively)	—	—	—	—
Amortization of net actuarial gain (net of taxes of $0, $1 and $0, respectively)	—	(3)	—	(3)
Regulatory account transfer (net of taxes of $1, $1 and $0, respectively)	—	3	—	3
Net current period other comprehensive gain	—	—	—	—
Ending balance	$(12)	$18	$(1)	$5

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

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Six Months Ended June 30, 2023
Beginning balance	$(12)	$18	$(6)	$—
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0 and $2, respectively)	—	—	5	5
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $0 and $0, respectively)	(1)	1	—	—
Amortization of net actuarial gain (net of taxes of $0, $2 and $0, respectively)	—	(7)	—	(7)
Regulatory account transfer (net of taxes of $1, $2 and $0, respectively)	1	6	—	7
Net current period other comprehensive gain	—	—	5	5
Ending balance	$(12)	$18	$(1)	$5

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Six Months Ended June 30, 2022
Beginning balance	$(33)	$18	$—	$(15)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $2, respectively)	—	—	(5)	(5)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $1 and$0, respectively)	(2)	2	—	—
Amortization of net actuarial (gain) loss (net of taxes of $0, $6 and $0, respectively)	1	(14)	—	(13)
Regulatory account transfer (net of taxes of $0, $5 and $0, respectively)	1	12	—	13
Net current period other comprehensive loss	—	—	(5)	(5)
Ending balance	$(33)	$18	$(5)	$(20)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Current Regulatory Assets

As of June 30, 2023 and December 31, 2022, the Utility had current regulatory assets of $309 million and $296 million, respectively.  As of June 30, 2023, current regulatory assets included approximately $100 million of deferred depreciation, interest, and tax expense related to 2022 rate base that were determined to be probable of recovery through the 2023 GRC.

Long-Term Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2023	December 31, 2022
Pension benefits (1)	$109	$120
Environmental compliance costs	1,204	1,193
Utility retained generation (2)	63	86
Price risk management	164	177
Catastrophic event memorandum account (3)	1,272	1,085
Wildfire expense memorandum account (4)	468	439
Fire hazard prevention memorandum account (5)	86	79
Fire risk mitigation memorandum account (6)	23	65
Wildfire mitigation plan memorandum account (7)	654	756
Deferred income taxes (8)	3,100	2,730
Insurance premium costs (9)	11	99
Wildfire mitigation balancing account (10)	252	327
Vegetation management balancing account (11)	1,652	2,276
COVID-19 pandemic protection memorandum accounts (12)	18	26
Microgrid memorandum account (13)	141	213
Financing costs (14)	203	211
SB 901 securitization (15)	5,296	5,378
AROs in excess of recoveries (16)	—	120
Other	1,247	1,063
Total long-term regulatory assets	$15,963	$16,443

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. The increase in the CEMA regulatory asset from December 31, 2022 to June 30, 2023 is primarily due to costs incurred for repair and restoration work performed related to an increase in declared winter storm events in the Utility’s service area. As of June 30, 2023 and December 31, 2022, $45 million and $44 million in COVID-19 related costs were recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
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
(7) Includes costs associated with the 2020 WMP for the period of January 1, 2020 through December 31, 2020, the 2021 WMP for the period of January 1, 2021 through December 31, 2021, the 2022 WMP for the period of January 1, 2022 through December 31, 2022, and the 2023 WMP for the period of January 1, 2023 through June 30, 2023. Also includes the noncurrent portion of costs associated with the 2019 WMP that were approved for recovery per the 2020 WMCE final decision. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Includes costs associated with certain wildfire mitigation activities for the period of January 1, 2020 through June 30, 2023. The noncurrent balance represents costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Includes costs associated with certain vegetation management activities for the period of January 1, 2020 through June 30, 2023. The noncurrent balance represents costs above 120% of adopted revenue requirements, which are subject to CPUC review and approval.
(12) Includes costs associated with customer protections, including higher uncollectible costs related to the moratorium on electric and gas service disconnections program implementation costs, and higher accounts receivable financing costs for the period of March 4, 2020 to September 30, 2021. As of June 30, 2023, the Utility had recorded uncollectibles in the amount of $4 million for small business customers. The remaining $14 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2022, the Utility had recorded uncollectibles in the amount of $4 million for small business customers. The remaining $22 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.
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

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2023	December 31, 2022
Cost of removal obligations (1)	$8,023	$7,773
Public purpose programs (2)	1,225	1,062
Employee benefit plans (3)	918	904
Transmission tower wireless licenses (4)	421	430
SFGO sale (5)	224	264
SB 901 securitization (6)	6,127	5,800
Wildfire self-insurance (7)	200	—
Other	1,380	1,397
Total long-term regulatory liabilities	$18,518	$17,630

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
(4) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers through 2042. Of the $421 million, $294 million will be refunded to FERC-jurisdictional customers, and $127 million will be refunded to CPUC-jurisdictional customers.
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
(7) Represents amounts received from customers designated for wildfire self-insurance. See Note 10 below.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	June 30, 2023	December 31, 2022
Electric distribution (1)	$1,289	$448
Electric transmission (2)	117	96
Gas distribution and transmission (3)	62	72
Energy procurement (4)	1,032	684
Public purpose programs (5)	300	358
Fire hazard prevention memorandum account (6)	129	—
Wildfire mitigation plan memorandum account (7)	78	—
Wildfire mitigation balancing account (8)	96	2
Vegetation management balancing account (9)	872	137
Insurance premium costs (10)	268	602
Residential uncollectibles balancing accounts (11)	228	126
Catastrophic event memorandum account (12)	332	144
Other	580	595
Total regulatory balancing accounts receivable	$5,383	$3,264

	Balance at
(in millions)	June 30, 2023	December 31, 2022
Electric transmission (2)	$222	$228
Gas distribution and transmission (3)	449	66
Energy procurement (4)	8	428
Public purpose programs (5)	257	272
SFGO sale	75	152
Other	306	512
Total regulatory balancing accounts payable	$1,317	$1,658

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
(10) The insurance premium costs track the current portion of incremental excess liability insurance costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively. In addition to insurance premium costs recorded in Regulatory balancing accounts receivable and in Long-term regulatory assets above, as of June 30, 2023, and December 31, 2022 there were $7 million and $48 million, respectively, in insurance premium costs recorded in Current regulatory assets.
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

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

NOTE 4: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of June 30, 2023:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2028	$4,400	(1)	$—	$(697)	$3,703
Utility Receivables Securitization Program (2)	June 2025	985	(3)	(985)	—	—	(3)
PG&E Corporation revolving credit facility	June 2026	500		—	—	500
Total credit facilities		$5,885		$(985)	$(697)	$4,203

(1) Includes a $2.0 billion letter of credit sublimit.
(2) For more information on the Receivables Securitization Program, see “Variable Interest Entities” in Note 2 above.
(3) The amount the Utility may borrow under the Receivables Securitization Program is limited to the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.25 billion and $1.5 billion depending on the periods set forth in the transaction documents. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

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

On June 9, 2023, the Utility entered into an amendment to the Utility Receivables Securitization Program to, among other things, extend the scheduled termination date from September 30, 2024 to June 9, 2025 and increase the low end of the facility limit from $1.0 billion to $1.25 billion.

On June 22, 2023, the Utility amended its existing revolving credit agreement to, among other things, (i) extend the maturity date to June 22, 2028 (subject to two one-year extensions at the option of the Utility), (ii) increase the maximum letter of credit sublimit to $2.0 billion, and (iii) increase the uncommitted incremental facility to up to $1.0 billion.

PG&E Corporation

On June 22, 2023, PG&E Corporation amended its existing revolving credit agreement to, among other things, extend the maturity date to June 22, 2026 (subject to two one-year extensions at the option of PG&E Corporation).

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

On March 30, 2023, the Utility completed the sale of $750 million aggregate principal amount of 6.70% First Mortgage Bonds due 2053. The Utility intends to disburse or allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, new or existing eligible green projects and eligible social projects. Pending full disbursement or allocation of an amount equal to the net proceeds from this offering to finance or refinance eligible projects, the Utility expects to use the net proceeds for the repayment of borrowings outstanding under the Utility Revolving Credit Agreement.

On June 5, 2023, the Utility completed the sale of (i) $850 million aggregate principal amount of 6.100% First Mortgage Bonds due 2029, (ii) $1.15 billion aggregate principal amount of 6.400% First Mortgage Bonds due 2033 and (iii) $500 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of $375 million aggregate principal amount of 3.25% First Mortgage Bonds due June 15, 2023 and for general corporate purposes, including for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility intends to use the remaining net proceeds to repay the $500 million aggregate principal amount of 4.25% First Mortgage Bonds due August 1, 2023.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. In the context of the customer harm threshold decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 9 below). The fixed recovery charges and customer credits are presented on a net basis in Operating Revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating Revenues for the six months ended June 30, 2023.

Upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, and $1.0 billion is required to be contributed in 2024. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Consolidated Statements of Income. During the three months ended June 30, 2023, the Utility recorded SB 901 securitization charges, net, of $289 million for tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock (see Note 6 below) and $71 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2023, the Utility recorded SB 901 securitization charges, net, of $562 million for tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock (see Note 6 below) and $158 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. SB 901 securitization charges are expected to increase in future periods, up to $2.09 billion in total, as the tax benefits described above are recognized and recorded within Deferred income taxes.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities since December 31, 2022:

SB 901 securitization regulatory asset (in millions)
Balance at December 31, 2022	$5,378
Amortization	(82)
Balance at June 30, 2023	$5,296

SB 901 securitization regulatory liability (in millions)
Balance at December 31, 2022	$(5,800)
Amortization	240
Additions(1)	(567)
Balance at June 30, 2023	$(6,127)

(1) Includes $5 million of expected returns on investments in the customer credit trust to be credited to customers.

NOTE 6: EQUITY

Settlement of Equity Units

During 2020, PG&E Corporation issued approximately 16 million PG&E Corporation equity units. The equity units represent the right of the unitholders to receive, on the settlement date, between 137 million and 168 million shares of PG&E Corporation common stock. The common stock received will be based on the value of PG&E Corporation common stock over a measurement period specified in the purchase contract component of each equity unit and is subject to certain adjustments as provided therein. The common stock to be received by these unitholders was originally valued at approximately $1.3 billion and recognized in shareholders’ equity by PG&E Corporation upon the issuance of the equity units. The stated settlement date of each of the equity units’ purchase contracts is August 16, 2023, subject to acceleration or postponement as provided in such purchase contracts. During the three months ended June 30, 2023, certain unitholders accelerated the settlement date for 8 million PG&E Corporation equity units, resulting in the issuance of 67 million shares of PG&E Corporation common stock, valued at approximately $634 million. Subsequently, through July 19, 2023, certain unitholders accelerated the settlement date for an additional 3 million PG&E Corporation equity units, resulting in the issuance of 28 million shares of PG&E Corporation common stock, valued at approximately $270 million. Based on trading prices as of July 19, 2023, the remaining outstanding equity units are expected to convert into 42 million shares during the third quarter of 2023, subject to change based on trading prices for the final measurement period.

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

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,568,984,928 shares outstanding as of July 19, 2023, only 2,023,497,748 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of July 19, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of July 19, 2023 was 3.74% of the outstanding shares. At various dates throughout 2022 and during the six months ended June 30, 2023, the Fire Victim Trust exchanged Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the six months ended June 30, 2023, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 120,000,000 shares resulted in an aggregate tax benefit of $527 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Cumulatively through June 30, 2023, the Fire Victim Trust has sold 350,000,000 shares resulting in an aggregate tax benefit of approximately $1.4 billion recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Subsequently, on July 12, 2023, the Fire Victim Trust exchanged an additional 60,000,000 Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of July 19, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 410,000,000 shares of PG&E Corporation common stock in the aggregate and owned 67,743,590 shares.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Dividends

On December 15, 2022, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 15, 2023, to holders of record on January 31, 2023. On February 16, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on May 15, 2023, to holders of record on April 28, 2023. On May 18, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on August 15, 2023, to holders of record on July 31, 2023.

On February 16, 2023, the Board of Directors of the Utility declared a common stock dividend of $425 million, which was paid to PG&E Corporation on February 28, 2023. On May 18, 2023, the Board of Directors of the Utility declared a common stock dividend of $450 million, which was paid to PG&E Corporation on June 21, 2023.

On December 20, 2017, the Boards of Directors of PG&E Corporation suspended quarterly cash dividends on PG&E Corporation common stock, beginning the fourth quarter of 2017. Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant. Pursuant to the Confirmation Order, PG&E Corporation may not pay dividends on shares of its common stock until it recognizes $6.2 billion in Non-GAAP Core Earnings following the Emergence Date. “Non-GAAP Core Earnings” means GAAP earnings adjusted for certain non-core items as described in the Plan. PG&E Corporation is unable to predict when it will commence the payment of dividends on its common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Income available for common shareholders	$406	$356	$975	$831
Weighted average common shares outstanding, basic	2,019	1,987	2,005	1,987
Add incremental shares from assumed conversions:
Employee share-based compensation	6	8	6	8
Equity Units	114	146	126	146
Weighted average common shares outstanding, diluted	2,139	2,141	2,137	2,141
Total income per common share, diluted	$0.19	$0.17	$0.46	$0.39

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2023	December 31, 2022
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	246,078,190	171,212,813
	Options	44,745,000	27,785,000
Electricity (MWh)	Forwards, Futures and Swaps	9,389,471	10,814,728
	Options	277,200	215,600
	Congestion Revenue Rights (3)	180,123,433	205,743,505

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of June 30, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$147	$(11)	$31	$167
Other noncurrent assets – other	239	—	—	239
Current liabilities – other	(80)	11	16	(53)
Noncurrent liabilities – other	(164)	—	1	(163)
Total commodity risk	$142	$—	$48	$190

As of December 31, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$824	$(170)	$537	$1,191
Other noncurrent assets – other	306	—	—	306
Current liabilities – other	(238)	170	16	(52)
Noncurrent liabilities – other	(177)	—	—	(177)
Total commodity risk	$715	$—	$553	$1,268

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of June 30, 2023, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$723	$—	$—	$—	$723
Nuclear decommissioning trusts
Short-term investments	126	—	—	—	126
Global equity securities	2,035	—	—	—	2,035
Fixed-income securities	1,195	793	—	—	1,988
Assets measured at NAV	—	—	—	—	29
Total nuclear decommissioning trusts (2)	3,356	793	—	—	4,178
Customer credit trust
Short-term investments	7	—	—	—	7
Global equity securities	148	—	—	—	148
Fixed-income securities	85	236	—	—	321
Total customer credit trust	240	236	—	—	476
Price risk management instruments (Note 8)
Electricity	—	28	330	11	369
Gas	—	28	—	9	37
Total price risk management instruments	—	56	330	20	406
Rabbi trusts
Short-term investments	97	—	—	—	97
Global equity securities	5	—	—	—	5
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	102	65	—	—	167
Long-term disability trust
Short-term investments	7	—	—	—	7
Assets measured at NAV	—	—	—	—	117
Total long-term disability trust	7	—	—	—	124
TOTAL ASSETS	$4,428	$1,150	$330	$20	$6,074
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$31	$204	$(26)	$209
Gas	—	9	—	(2)	7
TOTAL LIABILITIES	$—	$40	$204	$(28)	$216

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $654 million primarily related to deferred taxes on appreciation of investment value.

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
Price risk management instruments (Note 8)
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
Price risk management instruments (Note 8)
Electricity	$—	$10	$233	$(20)	$223
Gas	—	172	—	(166)	6
TOTAL LIABILITIES	$—	$182	$233	$(186)	$229

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $575 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the six months ended June 30, 2023 and 2022.

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

	Fair Value at
(in millions)	At June 30, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$272	$121	Market approach	CRR auction prices	$ (145.09) - 843.59 / 0.92
Power purchase agreements	$58	$83	Discounted cash flow	Forward prices	$ (7.91) - 263.13 / 64.94

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$305	$138	Market approach	CRR auction prices	$ (145.09) - 2,724.93 / 0.89
Power purchase agreements	$127	$95	Discounted cash flow	Forward prices	$ (6.39) - 286.75 / 78.14

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2023 and 2022, respectively:

	Price Risk Management Instruments
(in millions)	2023	2022
Asset (Liability) balance as of April 1	$212	$(24)
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(86)	35
Asset balance as of June 30	$126	$11

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2023	2022
Asset (Liability) balance as of January 1	$199	$(34)
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(73)	45
Asset balance as of June 30	$126	$11

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of June 30, 2023 and December 31, 2022, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2023		At December 31, 2022
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation	$4,430	$4,489	$4,355	$4,490
Utility	35,625	30,473	32,847	27,666

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2023
Nuclear decommissioning trusts
Short-term investments	$126	$—	$—	$126
Global equity securities	391	1,684	(11)	2,064
Fixed-income securities	2,083	14	(109)	1,988
Total (1)	$2,600	$1,698	$(120)	$4,178
As of December 31, 2022
Nuclear decommissioning trusts
Short-term investments	$117	$—	$—	$117
Global equity securities	413	1,468	(11)	1,870
Fixed-income securities	1,991	10	(116)	1,885
Total (1)	$2,521	$1,478	$(127)	$3,872

(1) Represents amounts before deducting $654 million and $575 million as of June 30, 2023 and December 31, 2022, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2023
Less than 1 year	$22
1–5 years	627
5–10 years	497
More than 10 years	842
Total maturities of fixed-income securities	$1,988

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Proceeds from sales and maturities of nuclear decommissioning trust investments	$474	$948	$751	$1,369
Gross realized gains on securities	37	81	42	137
Gross realized losses on securities	(10)	(58)	(18)	(65)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2023
Customer credit trust
Short-term investments	$7	$—	$—	$7
Global equity securities	129	23	(4)	148
Fixed-income securities	323	—	(2)	321
Total	$459	$23	$(6)	$476
As of December 31, 2022
Customer credit trust
Short-term investments	$19	$—	$—	$19
Global equity securities	219	13	(14)	218
Fixed-income securities	516	—	(8)	508
Total	$754	$13	$(22)	$745

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2023
Less than 1 year	$—
1–5 years	88
5–10 years	80
More than 10 years	153
Total maturities of fixed-income securities	$321

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Proceeds from sales and maturities of customer credit trust investments	$135	$—	$304	$—
Gross realized gains on securities	6	1	8	1
Gross realized losses on securities (1)	(5)	(8)	(10)	(8)
(1) Includes $4.3 million of impaired debt securities which were written down to their respective fair values during the three and six months ended June 30, 2023.

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

PG&E Corporation and the Utility are aware of numerous civil complaints related to the following wildfire events and expect that they may receive further complaints. The complaints include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect, and de-energize their transmission lines was the cause of the relevant wildfire. The timing and outcome for resolution of any such claims or investigations are uncertain. The Utility believes it will continue to receive additional information from potential claimants in connection with these wildfire events as litigation or resolution efforts progress. Any such additional information may potentially allow PG&E Corporation and the Utility to refine the estimates of their accrued losses and may result in changes to the accrual depending on the information received. PG&E Corporation and the Utility intend to vigorously defend themselves against both criminal charges and civil complaints.

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

As of July 19, 2023, PG&E Corporation and the Utility are aware of approximately 124 complaints on behalf of at least 2,839 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court scheduled trial for November 7, 2022, which it vacated on October 11, 2022.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.025 billion as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of June 30, 2023.

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

Loss Accrual (in millions)
Balance at December 31, 2022	$650
Accrued Losses	—
Payments	(192)
Balance at June 30, 2023	$458

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of June 30, 2023, the Utility recorded an insurance receivable for the full amount of $430 million.

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

On September 24, 2021, the Shasta County District Attorney’s Office (“Shasta D.A.”) charged the Utility with 11 felonies and 20 misdemeanors related to the 2020 Zogg fire, the 2020 Daniel fire, the 2020 Ponder fire, and the 2021 Woody fire. On September 24, 2021, PG&E Corporation and the Utility announced that they disputed the charges. They further announced that they would accept Cal Fire’s finding that a Utility electric line caused the 2020 Zogg fire, even though PG&E Corporation and the Utility did not have access to all of the evidence that Cal Fire gathered. On June 9, 2022, the Utility entered a plea of not guilty to all of the charges. At the conclusion of the preliminary hearing conducted in January and February 2023, the court dismissed 20 of the 31 counts, including all charges related to the three smaller fires as well as all charges relating to air contamination. On February 24, 2023, the Utility filed a motion to set aside 10 of the remaining 11 counts. On April 14, 2023, the court issued a written tentative ruling dismissing nine of the remaining counts and inviting the parties to submit additional briefing on the issues discussed in the tentative ruling. On May 31, 2023, the Utility and the Shasta D.A. filed a civil stipulated judgment (the “Zogg Stipulation”) for the Shasta D.A. to dismiss with prejudice all criminal charges against the Utility in connection with the 2020 Zogg fire. On May 31, 2023, the Shasta County Superior Court granted the Shasta D.A.’s motion to dismiss the pending criminal charges. Subject to the terms and conditions of the Zogg Stipulation, the Utility agreed to (1) pay a total of $50 million, which will not be recoverable through rates; (2) take certain wildfire mitigation actions consistent with its then-applicable wildfire mitigation plan and (3) extend the term of the independent compliance monitor to monitor the Utility’s compliance with certain commitments in Shasta County by approximately one year. After the Zogg Stipulation was entered by the Shasta County Superior Court, the Shasta D.A. moved to dismiss the charges with prejudice, which was granted by the court on June 14, 2023. As of June 30, 2023, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflected $50 million within Other current liabilities in connection with the Zogg Stipulation.

On October 25, 2022, the SED issued a proposed administrative enforcement order alleging that the Utility violated CPUC regulations and Public Utilities Code Section 451 in connection with the CPUC’s investigation of the 2020 Zogg fire. The proposed order recommends a penalty of $155 million. On February 21, 2023, the Utility and the SED filed a joint motion for approval of a settlement agreement (the “Zogg SED Settlement”). The Zogg SED Settlement provides that the Utility would (i) pay $10 million to California’s General Fund; (ii) implement certain enhancements to its vegetation management processes; (iii) incur $140 million in connection with certain initiatives specified in the Zogg SED Settlement, and the Utility may not seek recovery of this $140 million of costs. The SED agreed to refrain from instituting any further enforcement proceedings against the Utility related to the 2020 Zogg fire. The Zogg SED Settlement states that it does not constitute an admission or evidence of any wrongdoing, fault, omission, negligence, imprudence, or liability on the part of the Utility. In connection with the Zogg SED Settlement, PG&E Corporation and the Utility recorded a liability of $10 million reflected in Other current liabilities on the Consolidated Financial Statements for the year ended December 31, 2022. For the $140 million of costs for which the Utility will not seek recovery, the Utility expects to record disallowances as such costs are incurred. On May 24, 2023, the CPUC issued a resolution granting the joint motion filed by the Utility and the SED and approving the Zogg SED Settlement.

As of July 19, 2023, PG&E Corporation and the Utility are aware of approximately 29 complaints on behalf of at least 523 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court has set a trial date in the coordinated proceeding for September 5, 2023.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $400 million as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of June 30, 2023.

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

Loss Accrual (in millions)
Balance at December 31, 2022	$32
Accrued Losses	—
Payments	(13)
Balance at June 30, 2023	$19

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of June 30, 2023, the Utility recorded an insurance receivable for $372 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $400 million probable loss estimate less an initial self-insured retention of $60 million, plus $32 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

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

The SED and OEIS have been investigating the fire; various other entities, which may include other state and federal law enforcement agencies, may also be investigating the fire. The United States Attorney’s Office for the Eastern District of California also issued a subpoena for documents. PG&E Corporation and the Utility are cooperating with the investigations. Except for the investigation by the District Attorneys of Butte County, Plumas County, Shasta County, Lassen County and Tehama County, whose potential state criminal prosecution of the Utility is resolved, it is uncertain when any other such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2021 Dixie fire. This investigation is ongoing.

On January 17, 2023, PG&E Corporation and the Utility reached an agreement with certain public entities to settle their claims for $24 million.

As of July 19, 2023, PG&E Corporation and the Utility are aware of approximately 143 complaints on behalf of at least 6,380 individual plaintiffs and a separate putative class complaint related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. A trial on individual claims is scheduled to commence on November 8, 2023. Cal Fire also filed a complaint largely repeating the allegations of the earlier Cal Fire Investigation Report and seeking damages for fire suppression and investigation costs.

On March 2, 2023, PG&E Corporation and the Utility entered into an agreement with the insurance subrogation plaintiffs in the 2021 Dixie fire litigation to resolve their claims arising from the 2021 Dixie fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.175 billion as of December 31, 2022 (before available recoveries). The aggregate liability remained unchanged as of June 30, 2023.

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.175 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) evacuation costs, (v) medical monitoring costs, or (vi) any other amounts that are not reasonably estimable.

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

Loss Accrual (in millions)
Balance at December 31, 2022	$1,131
Accrued Losses	—
Payments	(447)
Balance at June 30, 2023	$684

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of June 30, 2023, the Utility recorded an insurance receivable of $528 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $372 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of June 30, 2023, the Utility recorded a Wildfire Fund receivable of $175 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $117 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $411 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA. The WEMA regulatory asset increased by $23 million during the six months ended June 30, 2023.

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

As of July 19, 2023, PG&E Corporation and the Utility are aware of approximately six complaints on behalf of at least 236 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the Placer County Water Agency, a complaint on behalf of the Middle Fork Project Finance Authority, a complaint on behalf of El Dorado County, Placer County, Georgetown Divide Public Utility District, Georgetown Fire Protection District, and El Dorado County Water Agency, and three complaints on behalf of the subrogation insurers. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of June 30, 2023.

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

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $733 million, with a deductible of $60 million. As of June 30, 2023, the Utility recorded an insurance receivable of $54 million for probable insurance recoveries in connection with the 2022 Mosquito fire. As of June 30, 2023, the Utility also recorded a $9 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $51 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of June 30, 2023 are:

Potential Recovery Source (in millions)	2022 Mosquito fire	2021 Dixie fire
Insurance	$54	$528
FERC TO rates (1)	9	117
WEMA (1)	51	411
Wildfire Fund	—	175
Probable recoveries at June 30, 2023	$114	$1,231

(1) Includes legal costs.

The Utility could be subject to significant liability in connection with these wildfire events. If such liability is not recoverable from insurance or the other mechanisms described in this section, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

Insurance Coverage

In April 2022, the Utility purchased approximately $340 million in wildfire liability insurance coverage for the period from April 1, 2022 to April 1, 2023, at a cost of approximately $263 million. Additionally, the Utility purchased approximately $600 million in wildfire liability insurance in August 2022 for the period from August 1, 2022 to August 1, 2023, at a cost of approximately $516 million. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million. In the six months ended June 30, 2023, the Utility commuted $207 million of the $340 million in wildfire liability insurance coverage running from $757 million to $970 million. PG&E Corporation and the Utility did not procure additional wildfire liability insurance in April 2023 as they move to a program of self-insurance. See “Self-Insurance” below.

In April 2023, the Utility purchased approximately $700 million in non-wildfire liability coverage for the period from April 1, 2023 to April 1, 2024 at a cost of approximately $167 million. The Utility’s non-wildfire liability insurance is subject to an initial self-insured retention of $10 million.

As of June 30, 2023, PG&E Corporation and the Utility had prepaid insurance of $204 million, reflected in Other current assets on the Condensed Consolidated Balance Sheets.

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

Self-Insurance

On January 12, 2023, the CPUC approved a settlement agreement among the Utility and two parties to the proceeding pursuant to which the Utility’s wildfire liability insurance will be entirely based on self-insurance once all of the Utility’s existing wildfire liability insurance policies expire, which will occur on August 1, 2023. The self-insurance will be funded through CPUC-jurisdictional rates at $400 million for test year 2023 and subsequent years until $1.0 billion of unimpaired self-insurance is reached. If losses are incurred, the settlement agreement contains an adjustment mechanism designed to adjust customer funded self-insurance based on the amount of wildfire related liabilities incurred in the previous year. For 2024, 2025, and 2026, if the estimated claims for wildfire events from the immediately preceding year exceed the amount collected for self-insurance in that same year, the self-insurance amount to be collected in rates during the following year would increase by 50% of the difference between the self-insurance amount collected and estimated claims for events in the immediately preceding year. The settlement agreement includes a 5% deductible, capped at a maximum of $50 million, on claims that are incurred each year. The settlement agreement prohibits the Utility from purchasing additional wildfire liability insurance from the commercial insurance market.

Insurance Receivable

Through June 30, 2023, PG&E Corporation and the Utility recorded $430 million, $372 million, $528 million, and $54 million for probable insurance recoveries in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2022 Mosquito fire	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2022	$45	$530	$118	$101	$794
Accrued insurance recoveries (1)	8	(1)	1	—	8
Reimbursements	—	(200)	(54)	(101)	(355)
Balance at June 30, 2023	$53	$329	$65	$—	$447

(1) For the six months ended June 30, 2023, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase to the 2020 Zogg fire for $1 million.

As of June 30, 2023, PG&E Corporation and the Utility resolved property related claims in the amount of $418 million, net of self-insured retention, of which approximately $9 million is reflected in Accounts receivable, other on the Condensed Consolidated Financial Statements (excluded from the table above).

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

FERC TO rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of June 30, 2023, the Utility recorded reductions of $117 million and $9 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of June 30, 2023, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $411 million and $51 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of June 30, 2023 reflects an expectation that the Coverage Year will be based on the calendar year.

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

As of June 30, 2023, PG&E Corporation and the Utility recorded $175 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see Note 2 above.

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. On September 30, 2022, the District Court issued an order staying the action pending resolution of the bankruptcy proceedings. Accordingly, the District Court administratively closed the case, subject to a motion by the parties thereto to reopen the case. On October 31, 2022, PERA filed a notice of appeal of the District Court’s order staying the action. PERA filed its opening brief on March 6, 2023, the answering brief was filed on May 8, 2023, and PERA filed its reply on May 30, 2023. Oral argument is scheduled for September 13, 2023.

A group of shareholders who also filed proofs of claim in the Chapter 11 cases filed a motion to intervene in the District Court action to, among other things, oppose the lifting of the stay sought by PERA. That motion remains pending. In addition, on March 21, 2023, a sub-set of this group of shareholders filed a separate action in the United States District Court for the Northern District of California against certain former officers and directors, entitled Orbis Capital Limited et al., v. Williams et al., alleging similar claims to those alleged in In re PG&E Corporation Securities Litigation. The parties stipulated to a stay and on May 16, 2023, the District Court entered an order staying the action.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit and on December 15, 2021, PERA filed its opening brief. On February 14, 2022 and February 17, 2022, the Official Committee of Tort Claimants appointed in the Chapter 11 Cases and both PG&E Corporation and the Utility filed their answering briefs, respectively. On May 20, 2022, the Official Committee of Tort Claimants filed a motion to dismiss the case. On June 21, 2022, PERA filed its opposition, and PG&E Corporation and the Utility joined the motion to dismiss. On June 28, 2022, the Official Committee of Tort Claimants filed its reply. On January 13, 2023, PG&E Corporation and the Utility filed a joint motion with PERA requesting the Ninth Circuit Court of Appeals stay and hold PERA’s appeal in abeyance to allow the parties to continue to negotiate a settlement of the matters underlying the appeal. On January 25, 2023, the Ninth Circuit Court of Appeals entered an order granting the joint motion. On March 27, 2023, PG&E Corporation and the Utility filed a joint statement with PERA informing the court that the parties had been unable to successfully negotiate the terms of a settlement agreement that would potentially resolve the matters underlying this appeal and requested that the court place the appeal back on calendar for oral argument. The Ninth Circuit Court of Appeals heard oral argument on May 5, 2023. On May 16, 2023, the Ninth Circuit Court of Appeals issued its decision affirming the District Court. The time for appeal has expired.

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

On August 20, 2021, the Butte County Superior Court held a brief hearing on the status of restitution, which involves distribution of funds from the Fire Victim Trust. The Butte County Superior Court has since continued the hearing to January 12, 2024.

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

CPUC and FERC Matters

Transmission Owner Rate Case Revenue Subject to Refund

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect in rates in TO rate cases. The FERC typically authorizes the Utility to charge new rates based on the requested revenue requirement, subject to refund, before the FERC has issued a final decision. The Utility bills and records revenue based on the amounts requested in its rate case filing and records a reserve for its estimate of the amounts that are probable of refund. Rates subject to refund went into effect on March 1, 2017, March 1, 2018, and May 1, 2019 for the TO rate case for 2017 (“TO18”), the TO rate case for 2018 (“TO19”), and the TO rate case for 2019 (“TO20”), respectively.

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

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds based on the FERC’s TO18 orders, including the orders on common plant, depreciation, the TCJA, and ROE. On May 18, 2023, the FERC issued an order rejecting a revised compliance filing regarding the TCJA. On June 20, 2023, the Utility filed a further compliance filing and a request for rehearing of the FERC’s order. On July 21, 2023, the FERC issued an order denying rehearing by operation of law. For the TCJA issue, the Utility plans to submit a request for private letter ruling with the Internal Revenue Service to obtain clarification regarding the appropriate disposition of the matter. The outcome of the private letter ruling may impact the outcome of the Utility’s request for rehearing. The Utility expects to issue the refund after the FERC issues a decision on the compliance filing.

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2023 by approximately $449 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $280 million to Regulatory assets.

Under its formula rate, the Utility submits an annual update to the FERC each December for rates to go into effect on January 1 of the following year. Parties have protested the Utility’s annual updates, and these protests are pending before the FERC.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $78 million and $69 million as of June 30, 2023 and December 31, 2022, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

PG&E Corporation and the Utility are unable to determine the timing and outcome of this proceeding.

Confirmation Order Appeals

PG&E Corporation and the Utility emerged from bankruptcy on July 1, 2020. Certain parties filed notices of appeal with respect to the Confirmation Order, including the Trade Committee. The Trade Committee appealed the Confirmation Order’s holding, which awarded post-petition interest on general unsecured claims at the federal judgment rate of 2.59%. The Trade Committee is seeking for its members to receive post-petition interest at the rates specified under their contracts or the rate established under California state law, which is 10%. The Bankruptcy Court and the federal district court held that the Trade Committee’s members are entitled to post-petition interest at the federal judgment rate. On June 8, 2021, the Trade Committee appealed the federal district court decision to the Ninth Circuit Court of Appeals. On August 29, 2022, a three-judge panel of the Ninth Circuit Court of Appeals reversed the federal district court decision 2-1. On February 2, 2023, the Utility filed a petition for a writ of certiorari to the Supreme Court of the United States. On May 22, 2023, the Supreme Court of the United States denied the Utility’s petition.

Based on the information available, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the post-petition interest matter, and that such loss will not be material. Because the Supreme Court of the United States denied the Utility’s petition, the matter is remanded to the Bankruptcy Court to evaluate the rate of interest for each individual contract, the conditions under which the contract rate applies, and whether payment of interest under state law would be warranted for each contract and claimant. PG&E Corporation and the Utility expect that these proceedings likely will require extensive discovery and motion practice before the Bankruptcy Court with respect to each of these claims on a variety of contractual issues and equitable considerations. PG&E Corporation and the Utility are unable to predict the timing and outcome of these proceedings or any further appeals.

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

	Balance at
(in millions)	June 30, 2023	December 31, 2022
Topock natural gas compressor station	$291	$284
Hinkley natural gas compressor station	106	110
Former MGP sites owned by the Utility or third parties (1)	839	750
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	119	112
Fossil fuel-fired generation facilities and sites (3)	25	26
Total environmental remediation liability	$1,380	$1,282

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

The Utility’s environmental remediation liability as of June 30, 2023, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of June 30, 2023, the Utility expected to recover $1.14 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $231 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

Hinkley Site

The Utility has been implementing remediation measures at the Hinkley site to reduce the mass of the chromium plume in groundwater and to monitor and control movement of the plume. The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take other action. Additionally, the final order sets plume capture requirements, requires a monitoring and reporting program, and includes deadlines for the Utility to meet interim cleanup targets. The United States Geological Survey team is conducting a background study on the site to better define the chromium plume boundaries. A background report was finalized in April 2023. It is reasonably possible that the Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $126 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $561 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the retired Humboldt Bay Unit 3.  NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon. For Humboldt Bay Unit 3, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages to the site’s spent fuel storage installation. NEIL also provides coverage for damages caused by acts of terrorism and cyberattacks at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $41 million.  If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $5 million.  For more information about the Utility’s nuclear insurance coverage, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

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

Oakland Headquarters Lease and Purchase

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

The term of the Lease began on April 8, 2022. The Lease term will expire 34 years and 11 months after the commencement date, unless earlier terminated in accordance with the terms of the Lease. In addition to base rent, the Utility is responsible for certain costs and charges specified in the Lease, including insurance costs, maintenance costs and taxes.

The Lease required the Landlord to pursue approvals to subdivide the real estate it owns surrounding the Lakeside Building to create a separate legal parcel that contains the Lakeside Building (the “Property”) that can be sold to the Utility and the process of subdividing the real estate was completed on February 6, 2023.

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of June 30, 2023, approximately 659,000 rentable square feet of the leased premises has been made available for use by the Utility. The Utility has recorded $735 million in Operating lease right of use assets, $262 million in leasehold improvements, which includes $178 million that was provided to the Utility as lease incentives, and $913 million in noncurrent Operating lease liabilities in the Condensed Consolidated Financial Statements related to the Lease.

On July 11, 2023, the Utility and the Landlord entered into an Amendment to Office Lease and an Agreement of Purchase and Sale and Joint Escrow Instructions, pursuant to which the Utility was deemed to have exercised its option to purchase the Property, as modified. Pursuant to the Purchase and Sale and Joint Escrow Instructions, the purchase price will be $906 million, with deposits applicable to such purchase price of $150 million paid on July 11, 2023, $250 million to be paid on July 11, 2024, and the remaining $506 million to be paid at closing in June 2025. The Utility will continue to lease the Lakeside building pursuant to the Lease until closing.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2023, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchanges

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On each of January 9, 2023 and April 11, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of June 30, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 350,000,000 shares of PG&E Corporation common stock in the aggregate. Subsequently, on July 12, 2023, the Fire Victim Trust exchanged an additional 60,000,000 Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares.

Each exchange was effected in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act. See “Tax Matters” in Part I, MD&A above and “Share Exchange and Tax Matters Agreement” in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion of the exchange and the terms of the Share Exchange and Tax Matters Agreement, respectively.

ITEM 5. OTHER INFORMATION

On June 7, 2023, Cheryl F. Campbell, who serves as a non-employee director on each of PG&E Corporation’s and the Utility’s Boards of Directors and is Chair of the Utility’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 10,000 shares of PG&E Corporation common stock. The trading arrangement will terminate on the earlier of March 15, 2024 or the execution of the sale of all 10,000 shares.

Certain officers have made elections to participate in, and are participating in, the PG&E Corporation Retirement Savings Plan (the 401(k) plan), which includes a PG&E Corporation Common Stock Fund investment option, and non-qualified deferred compensation plans, which may have a similar option and are described in PG&E Corporation’s and the Utility’s joint proxy statement. Also, certain officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes upon the vesting of restricted stock units or performance share units, or to pay the exercise price and withholding taxes for stock options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K dated Dec 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2		Bylaws of PG&E Corporation, Amended and Restated as of May 18, 2023 (incorporated by reference to PG&E Corporation’s Form 8-K dated May 18, 2023 (File No. 1-12609), Exhibit 3.1)

3.3
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.4
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 18, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 18, 2023 (File No. 1-2348), Exhibit 3.2)

4.2
Twentieth Supplemental Indenture, dated as of June 5, 2023, relating to the 2029 Bonds and 2033 Bonds, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of the 2029 Bonds and the 2033 Bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2023 (File No. 1-2348), Exhibit 4.1)

10.1
Underwriting Agreement, dated as of June 1, 2023, by and among Pacific Gas and Electric Company, Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2023 (File No. 1-2348), Exhibit 1.1)

10.2		Amendment No. 2 to Term Loan Credit Agreement, dated as of June 21, 2023, between PG&E Corporation and JP Morgan Chase Bank, N.A., as administrative agent and designated agent

10.3
Amendment No. 9 to Receivables Financing Agreement, dated as of June 9, 2023, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent

10.4
Amendment No. 3 to Credit Agreement, dated as of June 22, 2023 among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2023 (File No. 1-12609), Exhibit 10.1)

10.5
Amendment No. 3 to Credit Agreement, dated as of June 22, 2023, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time and Citibank, N.A., as administrative agent and designated agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2023 (File No. 1-12609), Exhibit 10.2)

10.6		First Amendment to Office Lease, dated as of June 14, 2023, by and between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (redacted)

10.7		Amendment to Office Lease, dated as of July 11, 2023, by and between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (redacted)

10.8	*	PG&E Corporation Short-Term Incentive Plan, as amended effective as of May 16, 2023

10.9	*	Form of Restricted Stock Unit Agreement for 2023 grants to Non-employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan

31.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officers and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory agreement
**Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

/s/ CAROLYN J. BURKE
Carolyn J. Burke Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

/s/ STEPHANIE N. WILLIAMS
Stephanie N. Williams Vice President, Chief Financial Officer, and Controller (duly authorized officer and principal financial officer)

Dated: July 26, 2023