Form 10-Q
period 2023-09-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2023-10-26
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					September 30, 2023
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of October 18, 2023:
PG&E Corporation:	2,611,251,771*
Pacific Gas and Electric Company:	264,374,809

*Includes 67,743,590 shares of common stock held by PG&E ShareCo LLC, a wholly-owned subsidiary of PG&E Corporation, and 410,000,000 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2022
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q for the period ended September 30, 2023
AB	Assembly Bill
ALJ	administrative law judge
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
APD	alternate proposed decision
ARO	asset retirement obligation
Bankruptcy Court	the U.S. Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the U.S. Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Confirmation Order	the order confirming the Plan, dated as of June 20, 2020, with the Bankruptcy Court
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
D&O Insurance	directors and officers liability insurance
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOJ	United States Department of Justice
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	U.S. Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
GT&S	gas transmission and storage
HSMA	Hazardous Substance Memorandum Account

IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code
IRS	Internal Revenue Service
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
New Shares	Shares of PG&E Corporation common stock held by ShareCo that may be exchanged for Plan Shares as contemplated by the Share Exchange and Tax Matters Agreement
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
OII	order instituting investigation
OIR	order instituting rulemaking
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility
PD	proposed decision
PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
Plan Shares	Shares of PG&E Corporation common stock issued to the Fire Victim Trust pursuant to the Plan
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
RTBA	Risk Transfer Balancing Account
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s former San Francisco General Office headquarters complex
Share Exchange and Tax Matters Agreement	Share Exchange and Tax Matters Agreement dated July 8, 2021 between PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust
ShareCo	PG&E ShareCo LLC, a limited liability company whose sole member is PG&E Corporation
SPV	PG&E AR Facility, LLC
TCJA	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•significant changes to the electric power and gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for electricity and natural gas, driven by customer departures to community choice aggregators, direct access providers, increased competition from government-owned utilities, and legislative mandates to replace gas-fuel technologies; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources and changing customer demand for its natural gas and electric services;

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

•the risks and uncertainties associated with the resolution of the Subordinated Claims and the timing and outcomes of PG&E Corporation’s and the Utility’s ongoing litigation, including certain indemnity obligations to current and former officers and directors, as well as potential indemnity obligations to underwriters for certain of the Utility’s note offerings; the Wildfire-Related Non-Bankruptcy Claims; the purported PSPS class action filed in December 2019; and other third-party claims, including the extent to which related costs can be recovered through insurance, rates, or from other third parties;

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

The financial impact of past wildfires is significant. As of September 30, 2023, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.025 billion, $400 million, $1.6 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses, unless expressly noted otherwise, but do not include all categories of potential damages and losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have already exceeded potential amounts recoverable under applicable insurance policies. As of September 30, 2023, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $373 million for the 2020 Zogg fire, $527 million for the 2021 Dixie fire, and $58 million for the 2022 Mosquito fire.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of September 30, 2023, the Utility has recorded a Wildfire Fund receivable of $600 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of September 30, 2023, the Utility has recorded receivables for regulatory recovery of $542 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

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

•The Outcome of Other Enforcement, Litigation, and Regulatory Matters, and Other Government Proposals. The Utility is subject to enforcement, litigation, and regulatory matters, including those described above, the EOEP, and actions in connection with the Utility’s WMP, and safety and other self-reports. See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1. In addition, the Utility’s business profile and financial results could be impacted by actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions or by state intervention, including the possibility of a state takeover of the Utility. See “Jurisdictions may attempt to acquire the Utility’s assets through eminent domain” in Item 1A. Risk Factors in the 2022 Form 10-K for more information. These matters could result in penalties, additional regulatory requirements, or changes to the Utility’s operations. PG&E Corporation and the Utility seek to limit these matters by implementing a robust compliance program and by delivering excellent customer experiences.

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

Furthermore, the activities of the Fire Victim Trust are treated as activities of the Utility for tax purposes. Accordingly, PG&E Corporation will recognize income tax benefits and the corresponding deferred tax asset as the Fire Victim Trust sells shares of PG&E Corporation common stock, and the amounts of such benefits and assets will be impacted by the price at which the Fire Victim Trust sells the shares, rather than the price at the time such shares were transferred to the Fire Victim Trust. On each of January 9, 2023, April 11, 2023, and July 12, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the nine months ended September 30, 2023, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 180,000,000 shares resulted in an aggregate tax benefit of $822 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Cumulatively through September 30, 2023, the Fire Victim Trust has sold 410,000,000 shares resulting in an aggregate tax benefit of approximately $1.7 billion recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements.

Update on Ownership Restrictions in PG&E Corporation’s Amended Articles

As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares of PG&E Corporation common stock owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,611,251,771 shares outstanding as of October 18, 2023, only 2,065,764,591 shares (the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility, and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of October 18, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of October 18, 2023 was 3.75% of the outstanding shares. As of October 18, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 410,000,000 shares of PG&E Corporation common stock in the aggregate and owned 67,743,590 shares.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and nine months ended September 30, 2023 and 2022. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Consolidated Total	$348	$456	$1,323	$1,287
PG&E Corporation	(69)	(31)	(193)	(323)
Utility	$417	$487	$1,516	$1,610

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022.  The table separately identifies the revenues and costs that impacted earnings from those that did not impact earnings.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs), and the corresponding amount of revenues collected to recover those pass-through costs, do not impact earnings.

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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$3,247	$1,260	$4,507	$2,603	$1,292	$3,895
Natural gas operating revenues	1,047	334	1,381	1,137	362	1,499
Total operating revenues	4,294	1,594	5,888	3,740	1,654	5,394
Cost of electricity	—	846	846	—	1,032	1,032
Cost of natural gas	—	158	158	—	257	257
Operating and maintenance	2,520	616	3,136	1,771	477	2,248
SB 901 securitization charges, net	346	—	346	—	—	—
Wildfire-related claims, net of recoveries	(32)	—	(32)	9	—	9
Wildfire Fund expense	219	—	219	118	—	118
Depreciation, amortization, and decommissioning	811	—	811	1,002	—	1,002
Total operating expenses	3,864	1,620	5,484	2,900	1,766	4,666
Operating income (loss)	430	(26)	404	840	(112)	728
Interest income	151	—	151	42		42
Interest expense	(594)	—	(594)	(458)	—	(458)
Other income, net	36	26	62	15	112	127
Income before income taxes	23	—	23	439	—	439
Income tax benefit (1)			(397)			(51)
Net Income			420			490
Preferred stock dividend requirement (1)			3			3
Income Available for Common Shareholders			$417			$487

(1) These items impacted earnings for the three months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Revenues/Costs:			Revenues/Costs:
(in millions)	That Impacted Earnings	That Did Not Impact Earnings	Total Utility	That Impacted Earnings	That Did Not Impact Earnings	Total Utility
Electric operating revenues	$8,804	$3,674	$12,478	$7,893	$3,850	$11,743
Natural gas operating revenues	3,058	1,851	4,909	2,992	1,575	4,567
Total operating revenues	11,862	5,525	17,387	10,885	5,425	16,310
Cost of electricity	—	2,040	2,040	—	2,314	2,314
Cost of natural gas	—	1,348	1,348	—	1,177	1,177
Operating and maintenance	6,023	2,218	8,241	5,293	2,272	7,565
SB 901 securitization charges, net	908	—	908	40	—	40
Wildfire-related claims, net of recoveries	(35)	—	(35)	153	—	153
Wildfire Fund expense	453	—	453	353	—	353
Depreciation, amortization, and decommissioning	2,885	—	2,885	2,915	—	2,915
Total operating expenses	10,234	5,606	15,840	8,754	5,763	14,517
Operating income (loss)	1,628	(81)	1,547	2,131	(338)	1,793
Interest income	401	—	401	71	—	71
Interest expense	(1,667)	—	(1,667)	(1,175)	—	(1,175)
Other income, net	129	81	210	77	338	415
Income before income taxes	491	—	491	1,104	—	1,104
Income tax benefit (1)			(1,035)			(516)
Net Income			1,526			1,620
Preferred stock dividend requirement (1)			10			10
Income Available for Common Shareholders			$1,516			$1,610

(1) These items impacted earnings for the nine months ended September 30, 2023 and 2022.

Utility Revenues and Costs that Impacted Earnings

The following discussion presents the Utility’s operating results for the three and nine months ended September 30, 2023 and 2022, focusing on revenues and expenses that impacted earnings for these periods.

Operating Revenues

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $554 million, or 15%, in the three months ended September 30, 2023, compared to the same period in 2022, primarily due to approximately $740 million in revenues authorized in the 2021 WMCE proceeding (see “2021 WMCE Application” below) and approximately $270 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended September 30, 2023, as compared to the same period in 2022. These increases were partially offset by decreases in miscellaneous and vegetation management-related revenues and the recognition of approximately $180 million in revenues in the three months ended September 30, 2022 related to the final decision approving $356 million in revenue requirements for capital expenditures incurred in the period from 2011 through 2014 for its GT&S system, with no comparable revenues in 2023 (see “2015 Gas Transmission and Storage Rate Case” in Regulatory Matters in the 2022 Form 10-K).

The Utility’s electric and natural gas operating revenues that impacted earnings increased by $977 million, or 9%, in the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the recognition of approximately $740 million in revenues authorized in the 2021 WMCE proceeding (see “2021 WMCE Application” below), $585 million in revenues authorized in the 2020 WMCE proceeding (see “2020 WMCE Application” below), and $270 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the nine months ended September 30, 2023, with no comparable revenues in 2022. These increases were partially offset by decreases in miscellaneous and vegetation management-related revenues, the recognition of approximately $310 million in revenues related to the approval of the settlement agreement for the 2018 CEMA application (see “2018 CEMA Application” in Regulatory Matters in the 2022 Form 10-K), and the recognition of approximately $180 million in revenues related to the final decision approving $356 million in revenue requirements for capital expenditures incurred in the period from 2011 through 2014 for its GT&S system (see “2015 Gas Transmission and Storage Rate Case” in Regulatory Matters in the 2022 Form 10-K) in the nine months ended September 30, 2022, with no comparable revenues in 2023.

Operating and Maintenance

The Utility’s operating and maintenance expenses that impacted earnings increased by $749 million, or 42%, in the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the recognition of previously deferred expenses including approximately $720 million authorized in the 2021 WMCE proceeding (see “2021 WMCE Application” below) and approximately $270 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below). These increases were partially offset by decreases in insurance costs related to the Utility’s adoption of self-insurance and vegetation management-related costs, as well as operating cost efficiencies in the three months ended September 30, 2023. Additionally, the Utility incurred $77 million in one-time charges as a result of its voluntary separation program in the three months ended September 30, 2022, with no comparable charges in 2023.

The Utility’s operating and maintenance expenses that impacted earnings increased by $730 million, or 14%, in the nine months ended September 30, 2023, compared to the same period in 2022, as a result of the recognition of previously deferred expenses including approximately $420 million authorized in the 2020 WMCE proceeding (see “2020 WMCE Application” below), approximately $720 million authorized in the 2021 WMCE proceeding (see “2021 WMCE Application” below), and approximately $270 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the nine months ended September 30, 2023. Additionally, the Utility recognized $50 million in expenses related to the Zogg Stipulation (as defined in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1) in the nine months ended September 30, 2023. These increases were partially offset by decreases in insurance costs related to the Utility’s adoption of self-insurance and vegetation management-related costs, as well as operating cost efficiencies in the nine months ended September 30, 2023. Additionally, the Utility recognized approximately $310 million of previously deferred expenses which were authorized in the 2018 CEMA proceeding (see “2018 CEMA Application” in Regulatory Matters in the 2022 Form 10-K), $85 million in expenses related to the Kincade SED Settlement, $77 million in one-time charges as a result of its voluntary separation program, and $55 million in expenses related to the Kincade Stipulation and the Dixie Stipulation (each as defined in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K) in the nine months ended September 30, 2022, with no comparable charges in 2023.

SB 901 Securitization Charges, Net

SB 901 securitization charges, net, that impacted earnings increased by $346 million, or 100%, and $868 million, or 2170%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. In the three and nine months ended September 30, 2023, the Utility recorded charges of $346 million and $908 million, respectively, representing the amounts that are refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock, compared to charges of $0 and $40 million, respectively, in the same periods in 2022. For more information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Recoveries

Costs related to wildfires that impacted earnings decreased by $41 million, or 456%, in the three months ended September 30, 2023, compared to the same period in 2022. The Utility recognized pre-tax charges of $425 million related to the 2021 Dixie fire offset by probable recoveries through the Wildfire Fund, insurance, and WEMA in the three months ended September 30, 2023, as compared to pre-tax charges of $100 million related to the 2022 Mosquito fire, offset by $90 million of probable recoveries through insurance and the WEMA in the three months ended September 30, 2022.

Costs related to wildfires that impacted earnings decreased $188 million, or 123%, in the nine months ended September 30, 2023, compared to the same period in 2022. The Utility recognized pre-tax charges of $425 million related to the 2021 Dixie fire, offset by probable recoveries through the Wildfire Fund, insurance, and WEMA in the nine months ended September 30, 2023, as compared to pre-tax charges of $150 million related to the 2019 Kincade fire and $100 million related to the 2022 Mosquito fire, offset by $97 million of probable recoveries through insurance and the WEMA in the nine months ended September 30, 2022.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense that impacted earnings increased by $101 million, or 86%, and $100 million, or 28%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to accelerated amortization of the Wildfire Fund asset recorded in 2023 as a result of the $425 million Wildfire Fund receivable accrued in relation to the 2021 Dixie fire, with no comparable amounts recorded in 2022.

Depreciation, Amortization, and Decommissioning

The Utility’s depreciation, amortization, and decommissioning expenses that impacted earnings decreased by $191 million, or 19%, and $30 million, or 1% in the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to the final decision in the 2021 Nuclear Decommissioning Cost Triennial Proceeding and a deferral of depreciation expense pending probable recovery through the 2023 GRC.

Interest Income

Interest income that impacted earnings increased by $109 million, or 260%, and $330 million, or 465%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

Interest expense that impacted earnings increased by $136 million, or 30%, and $492 million, or 42%, in the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022, primarily due to the issuance of additional long-term debt and an increase in interest rates on variable-rate debt.

Other Income, Net

Changes to Other income, net that impact earnings are primarily driven by fluctuations in the balance of construction work in progress that impact the equity component of allowance for funds used during construction, and gains and losses on equity securities held by the customer credit trust.

Income Tax Benefit

Income tax benefit increased by $346 million and $519 million in the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in the tax benefit recognized related to the sale of shares in the Fire Victim Trust in the three and nine months ended September 30, 2023, compared to the same periods in 2022.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(447.9)%	(4.8)%	(55.5)%	(10.9)%
Effect of regulatory treatment of fixed asset differences (2)	(417.4)%	(34.6)%	(59.8)%	(32.4)%
Tax credits	(63.9)%	(0.8)%	(4.0)%	(0.9)%
Fire Victim Trust (3)	(953.1)%	—%	(125.4)%	(22.9)%
Other, net	151.6%	7.6%	13.2%	(0.7)%
Effective tax rate	(1,709.7)%	(11.6)%	(210.5)%	(46.8)%

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

Cost of Electricity

The Utility’s Cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1. Cost of electricity also includes net sales (Utility owned generation and third parties) in the CAISO electricity markets. The Utility’s total purchased power is driven by customer demand, net CAISO electricity market activities (purchases or sales), the availability of the Utility’s own generation facilities (including Diablo Canyon and its hydroelectric plants), and the cost-effectiveness of each source of electricity. The Cost of electricity decreased in the three and nine months ended September 30, 2023, compared to the same periods in 2022. These decreases were primarily the result of decreased customer demand for the Utility’s bundled electric services, higher energy sales to the CAISO, and $48 million recorded as a deduction to the Cost of electricity for income related to DWR grants as authorized by AB 180 for eligible costs incurred to support the extension of Diablo Canyon. These reductions were partially offset by increased fuel costs due to higher natural gas prices occurring in early 2023. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for information on the DWR grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cost of purchased power, net	$752	$879	$1,518	$2,016
Fuel used in generation facilities	94	153	522	298
Total cost of electricity	$846	$1,032	$2,040	$2,314

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.  The Cost of natural gas decreased in the three months ended September 30, 2023, as compared to the same period in 2022 primarily due to lower natural gas prices. The Cost of natural gas increased in the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to higher natural gas prices occurring in early 2023 resulting from various factors including higher customer demand, lower storage levels, and regional pipeline constraints.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cost of natural gas sold	$116	$224	$1,226	$1,070
Transportation cost of natural gas sold	42	33	122	107
Total cost of natural gas	$158	$257	$1,348	$1,177

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

The Utility’s annual cost of capital adjustment mechanism provides that in any year during the applicable cost of capital period in which the difference between (i) the average Moody’s Baa utility bond rates (as measured in the 12-month period from October of the prior year through September of the year in which the mechanism could trigger (the “Index”)) and (ii) 4.37% (based on the 2023 Cost of Capital decision) exceeds 100 basis points, the Utility’s ROE will be adjusted by one-half of such difference, and the cost of debt will be trued up to the most recent recorded cost of debt. The Utility is to initiate this adjustment mechanism by filing an advice letter on or before October 15 of the year in which the mechanism is triggered, to become effective on January 1 of the next year. For the period from October 1, 2022 to September 30, 2023, the Index averaged 141 basis points above the Utility’s cost of capital benchmark rate of 4.37%. On October 13, 2023, the Utility filed an advice letter indicating that the cost of capital adjustment mechanism had been triggered and requesting to increase the Utility’s ROE from 10.0% to 10.7% and its cost of long-term debt from 4.31% to 4.66%.

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

As of September 30, 2023, PG&E Corporation and the Utility had access to approximately $4.4 billion of total liquidity comprised of approximately $265 million of Utility cash, $324 million of PG&E Corporation cash and $3.8 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

Arrearages Related to the COVID-19 Pandemic

The Utility continues to experience increased arrearages as a result of the COVID-19 pandemic. The principal areas of near-term impact include liquidity, financial results and business operations, stemming primarily from the ongoing economic hardship of the Utility’s customers, an annual cap set by the CPUC on the number of service disconnections for residential customers, and the CPUC’s “Emergency Authorization and Order Directing Utilities to Implement Emergency Customer COVID-19 Protections.” The Utility’s accounts receivable balances over 30 days outstanding as of September 30, 2023 were approximately $1.0 billion, or $107 million lower than the balance as of December 31, 2022 and $783 million higher than the balance as of December 31, 2019. The Utility is unable to estimate the portion of the increase directly attributable to the COVID-19 pandemic.

The Utility established the CPPMA for tracking costs related to the CPUC’s emergency authorization and order for the period the CPPMA was in effect. As of September 30, 2023, costs recorded to the CPPMA totaled $16 million and were reflected in Long-term regulatory assets on the Condensed Consolidated Balance Sheets. In addition to the $16 million recorded to the CPPMA, the Utility recorded approximately $450 million of under-collections from residential customers from January 1, 2023 to September 30, 2023 to the RUBA, which is expected to be recovered in 2024 and is reflected in Regulatory balancing accounts receivable on the Condensed Consolidated Balance Sheets.

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

On June 5, 2023, the Utility completed the sale of (i) $850 million aggregate principal amount of 6.100% First Mortgage Bonds due 2029, (ii) $1.15 billion aggregate principal amount of 6.400% First Mortgage Bonds due 2033, and (iii) $500 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of $375 million aggregate principal amount of 3.25% First Mortgage Bonds due June 15, 2023 and for general purposes, including for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility used the remaining net proceeds to repay the $500 million aggregate principal amount of 4.25% First Mortgage Bonds due August 1, 2023.

Credit Facilities

As of September 30, 2023, PG&E Corporation and the Utility had $500 million and $3.3 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.25 billion and $1.5 billion depending on the periods set forth in the transaction documents. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

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

For more information, see “Credit Facilities” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Dividends

Utility

On each of December 15, 2022, February 16, 2023, and May 18, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on February 15, May 15, and August 15, 2023, respectively. On September 14, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on November 15, 2023, to holders of record on October 31, 2023.

On each of February 16, May 18, and September 14, 2023, the Board of Directors of the Utility declared common stock dividends of $425 million, $450 million, and $450 million, which were paid to PG&E Corporation on February 28, June 21, and September 29, 2023, respectively.

PG&E Corporation

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

Utility Cash Flows

PG&E Corporation’s condensed consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the nine months ended September 30, 2023 and 2022.

The Utility’s cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$4,530	$2,940
Net cash used in investing activities	(6,710)	(8,173)
Net cash provided by financing activities	1,991	5,304
Net change in cash, cash equivalents, and restricted cash	$(189)	$71

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation that do not require the use of cash. During the nine months ended September 30, 2023, net cash provided by operating activities increased by $1.6 billion compared to the same period in 2022. The increase was primarily due to wildfire insurance premium payments of $778 million and a payment made to the Fire Victim Trust of $592 million during the nine months ended September 30, 2022, with no similar payments made in 2023.

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire and the timing and amount of any potential related insurance, including funds available from self-insurance (see “2023 General Rate Case” in the “Regulatory Matters” section below for more information), the Wildfire Fund, and regulatory recoveries;

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

•the timing and amount of costs in connection with future wildfires and the timing and amount of any potential related insurance, including funds available from self-insurance, the Wildfire Fund (see “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1), and regulatory recoveries;

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

Investing Activities

Net cash used in investing activities decreased by $1.5 billion during the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a $1.4 billion decrease in purchases, net of proceeds, of customer credit trust investments in 2023.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur between $7.9 billion and $11.2 billion of capital expenditures in 2023. Additionally, future cash flows used in investing activities could be impacted by the timing and amount of contributions to the customer credit trust, including certain shareholder tax benefits, and $1.0 billion of cash to be contributed in 2024.

Financing Activities

Net cash provided by financing activities decreased by $3.3 billion during the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily due to $7.5 billion in proceeds from SB 901 recovery bonds in 2022 with no similar transaction in 2023, partially offset by a $5.1 billion decrease in long-term debt repayments as compared to 2022. Additionally, the Utility’s repayments under revolving credit facilities increased $1.5 billion during the nine months ended September 30, 2023 as compared to the same period in 2022

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments.  Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of future AB 1054 securitization transactions, the timing and outcome of the potential sale of a minority interest in Pacific Generation to one or more investors to be identified, dividend payments, equity contributions from PG&E Corporation, and the payments related to the lease and purchase of Oakland headquarters (see “Oakland Headquarters Lease and Purchase” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1).

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

During the three months ended September 30, 2023 and through the date of this filing, key updates to regulatory and legislative matters were as follows:

•On October 13, the Utility filed an advice letter indicating that the cost of capital adjustment mechanism had been triggered.

•On October 13, the Utility filed its TO21 rate case with the FERC proposing revisions to its formula rate.

•On October 7, SB 410 became law. SB 410 authorizes a ratemaking mechanism to recover distribution line, substation capacity, and new business investments that exceed the GRC annual authorized revenue requirements.

•On September 15, the Utility served opening testimony proposing to establish a balancing account to record and recover costs of electric distribution capacity additions and new non-residential electric distribution extension work as part of Phase 2 of the 2023 GRC.

•On September 13, the assigned ALJs issued a PD and the assigned Commissioner issued an APD in the Utility’s 2023 GRC.

•On August 10, the CPUC approved the settlement agreement for the 2021 WMCE proceeding.

•On August 10, the Utility filed an application with the CPUC seeking authorization for a third transaction to finance using securitization up to $1.38 billion of fire risk mitigation capital expenditure amounts that have been or would be incurred by the Utility from 2019 through the first quarter of 2024.

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

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization for these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of September 30, 2023, the Utility had recorded an aggregate amount of approximately $5.8 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, RTBA, and Microgrids Memorandum Account. Of these costs, approximately $1.7 billion was authorized for recovery and accounted for as current, and $4.1 billion was accounted for as long term as of September 30, 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the three months ended September 30, 2023 are summarized in the following table:

Proceeding	Request	Status
2021 WMCE	Revenue requirement of approximately $1.47 billion	Partial settlement agreement to recover $721 million of revenue requirement approved August 2023. Settlement excludes VMBA’s $592 million proposed revenue requirement.
2022 WMCE	Revenue requirement of approximately $1.36 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023

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

The Utility’s requested revenue requirement includes amounts recorded to the VMBA of $592 million, the CEMA of $535 million, the WMBA of $149 million, and other memorandum accounts. On November 18, 2021, the Utility filed updates to the application, increasing total costs by $19 million. On December 30, 2021, the Utility filed supplemental testimony reducing the cost recovery request of the COVID-19 CEMA costs by $12 million. The $12 million reduction was a result of costs, such as employee business travel expenses and in-person training costs, that the Utility was able to avoid due to the pandemic.

On January 18, 2023, the Utility, The Utility Reform Network, and the Public Advocates Office of the CPUC filed a joint motion for approval of a settlement agreement, pursuant to which the Utility would receive a revenue requirement of $721 million. On August 10, 2023, the CPUC approved the settlement agreement, and the associated revenue requirement went into rates starting September 1, 2023 to be amortized over 24 months. The settlement agreement does not address $592 million recorded to the VMBA, for which cost recovery will be determined separately by the CPUC.

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

The recorded expenditures consist of $1.2 billion in expenses and $136 million in capital expenditures. The costs addressed in the 2022 WMCE application are incremental to those previously authorized in the Utility’s 2020 GRC and other proceedings. In connection with the 2022 WMCE application, the Utility also requested interim rate relief of $1.1 billion to be recovered over 12 months beginning June 1, 2023. The remaining $224 million would be recovered after the CPUC issues a final decision. On June 8, 2023, the CPUC adopted a final decision granting the Utility’s request for interim rate relief, which went into effect July 1, 2023. See “2022 WMCE Interim Rate Relief Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

On June 23, 2023, the ALJ revised the procedural schedule so that a PD will be issued by the second quarter of 2024.

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

In connection with the WGSC application, the Utility also requested interim rate relief of $631 million to be recovered over 12 months. The remaining $105 million would be recovered after the CPUC issues a final decision.

The Utility has proposed a schedule that would call for a final decision prior to June 15, 2024.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the three months ended September 30, 2023 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Revenue requirement of $15.82 billion for 2023	PD and APD issued September 2023. A final decision is expected in the fourth quarter of 2023.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Final decision issued December 2022, adopting a 10% ROE. Intervenor application for rehearing denied in August 2023.

2023 General Rate Case

Phase 1

On June 30, 2021, the Utility filed its 2023 GRC application with the CPUC (“the Original Application”). The 2023 GRC combined what had historically been separated into the GRC and GT&S rate cases. In a GRC, the CPUC approves annual revenue requirements for the first year (a “test year”) of the GRC period and typically authorizes the Utility to receive annual increases in revenue requirements for the subsequent years of the GRC period (known as “attrition years”). In the 2023 GRC, the CPUC will determine the annual amount of base revenues that the Utility will be authorized to collect from customers from 2023 through 2026 (the “GRC period”) to recover its anticipated costs for gas distribution, gas transmission and storage, electric distribution, and electric generation and to provide the Utility an opportunity to earn its authorized rate of return. The Utility’s revenue requirements for other portions of its operations, such as electric transmission, and electricity, natural gas and power purchases, are authorized in other regulatory proceedings overseen by the CPUC or the FERC. In the Original Application, the Utility proposed a series of safety, resiliency, and clean energy investments to further reduce wildfire risk and deliver safe, reliable, and clean energy service.

Between August 2021 and January 2022, the Utility served various updates to its 2023 GRC testimony. On February 25, 2022 and February 28, 2022, the Utility served supplemental testimony for its 2023 GRC to reflect the Utility’s integrated wildfire mitigation strategy, including the Utility’s proposals for the initial phase of undergrounding 10,000 miles of electric distribution powerlines in high fire risk areas throughout the Utility’s service area, the EPSS program, and its enhanced vegetation management program. On March 10, 2022, the Utility filed an amended application that revised and superseded the revenue requirement request in the Original Application. On September 6, 2022, the Utility submitted testimony updating the revenue requirement request in its 2023 GRC proceeding. The testimony reflected updates for escalation rates and federal tax law and guidance since the filing of the Original Application. On December 9, 2022, the Utility submitted a post-hearing reply brief. In the reply brief, the Utility updated the revenue requirement request due to the wildfire insurance settlement dated October 7, 2022 discussed below, stipulations with the parties regarding several disputed issues, and a reduction to the Utility’s forecast for wildfire system hardening mileage targets over the 2023 to 2026 rate case period.

Over the GRC period of 2023 through 2026, the Utility plans to make average annual capital investments of approximately $9.69 billion in gas distribution, transmission and storage, electric distribution, and electric generation infrastructure, and to improve safety, reliability, and customer service.

On January 12, 2023, the CPUC approved a settlement agreement among the Utility and two parties to the proceeding pursuant to which the Utility’s wildfire liability insurance will be entirely based on self-insurance beginning in 2023. The self-insurance will be funded through CPUC-jurisdictional rates at $400 million for test year 2023 and subsequent years until $1.0 billion of unimpaired self-insurance is reached. If losses are incurred, the settlement agreement contains an adjustment mechanism designed to adjust customer funded self-insurance based on the amount of wildfire related liabilities incurred in the previous year. For 2024, 2025, and 2026, if the estimated claims for wildfire events from the immediately preceding year exceed the amount collected for self-insurance in that same year, the self-insurance amount to be collected through rates during the following year would increase by 50% of the difference between the self-insurance amount collected and estimated claims for events in the immediately preceding year. As a result, the Utility could collect the self-insurance amounts over a longer period than it makes wildfire-related payments. The settlement agreement includes a five percent deductible, capped at a maximum of $50 million, on claims that are incurred each year. The settlement agreement prohibits the Utility from purchasing additional wildfire liability insurance from the commercial insurance market.

On September 13, 2023, the assigned ALJs issued a PD and the assigned Commissioner issued an APD on Phase 1 Tracks 1 and 2.

Track 1

The Utility would be authorized to collect in rates the approved revenue requirement increases beginning January 1, 2024 and to amortize the incremental revenue increases related to 2023 over the period of January 1, 2024 through December 31, 2026.

The following table compares the Track 1 revenue requirements that the PD and APD would authorize with the revenue requirement currently authorized for 2022 in the 2020 GRC and 2019 GT&S proceedings and the revenue requirement requested in the Utility’s application as amended and updated:

Revenue Requirement (in billions)
Year	Request (1)	PD (2)	Difference Between PD and Request	APD (2)	Difference Between APD and Request
2022 (as adopted)	$12.21	$—	$—	$—	$—
2023	15.41	13.82	(1.59)	13.31	(2.10)
2024	16.34	14.47	(1.87)	14.02	(2.32)
2025	16.98	14.73	(2.25)	14.32	(2.66)
2026	17.43	14.85	(2.58)	14.49	(2.94)

(1) Request has been adjusted to exclude amounts related to self-insurance.
(2) Per the PD and APD, the Utility shall adjust the revenue requirements to reflect removal of certain costs pending reasonableness review as follows: for 2023, subtraction of $250 million; for 2024, subtraction of $239 million; for 2025, subtraction of $235 million; and for 2026, subtraction of $226 million.

The key differences between the PD and the APD relate to underground and overhead system hardening and escalation. The PD would authorize funding for 200 miles of undergrounding and 1,800 miles of covered conductor for the GRC period. The APD would authorize funding for 973 miles of undergrounding and 1,027 miles of covered conductor for the GRC period. The Utility most recently had requested 2,000 miles of undergrounding and 320 miles of covered conductor for the GRC period. The PD would also grant the Utility’s requested escalation update whereas the APD would grant 25% of the increase in escalation rates.

Track 2

On July 22, 2022, the Utility submitted a request for Track 2 of the GRC proceeding, requesting cost recovery of recorded expenditures related primarily to the safety and reliability of the Utility’s gas transmission and storage system incurred from January 2015 to December 2021. The recorded expenditures consist of $209 million in expenses and $129 million in capital expenditures. On January 6, 2023, the Utility and the Public Advocates Office of the CPUC filed a motion for approval of a settlement agreement for all amounts at issue in the second track of the proceeding. In the motion, the parties requested that the CPUC approve $183 million in expense and $127 million of capital expenditures for recovery through rates.

The PD and APD would each approve the settlement agreement. The settlement agreement would result in a revenue requirement of $221 million to be recovered over 2023 and 2024.

Rate Base and Capital Additions

The following table compares the weighted-average GRC rate base that the PD and APD would authorize with the weighted-average GRC rate base requested in the Utility’s application as amended and updated:

Rate Base (in billions)
Year	Request	PD	Difference Between PD and Request	APD	Difference Between APD and Request
2023	$50.4	$47.3	$(3.1)	$46.2	$(4.2)
2024	55.4	50.3	(5.1)	49.0	(6.4)
2025	59.6	52.5	(7.1)	51.1	(8.5)
2026	63.7	54.6	(9.1)	53.5	(10.2)

The PD and APD weighted-average rate base amounts above are subject to removal of up to approximately $1.0 billion each year pending reasonableness review.

Both the PD and the APD would deny cost recovery through this GRC for a number of costs but give the Utility an opportunity to seek recovery of these costs in future proceedings to the extent they are eligible for cost recovery: capital costs of $0.9 billion associated with moving the Utility’s corporate headquarters to Oakland, California; capital costs of $1.2 billion and expense costs of $0.4 billion for rebuilding electric and gas infrastructure following the 2018 Camp fire; capital costs of $1.3 billion tracked in certain wildfire mitigation and other memorandum accounts; and capital costs of $0.5 billion for the gas advanced metering infrastructure module replacement project. These costs and the corresponding rate base have been removed from the PD and the APD with the exception of the $1.3 billion of costs tracked in certain wildfire mitigation and other memorandum accounts.

The Utility’s comments on the PD and the APD, as well as comments by other parties, were due on October 3, 2023. Reply comments were filed on October 9, 2023. The CPUC could vote on the PD and the APD as early as November 2, 2023.

Phase 2

On September 15, 2023, the Utility served opening testimony proposing to establish a balancing account consistent with SB 410 to record and recover costs of electric distribution capacity additions and new non-residential electric distribution extension work incremental to the forecasts of the Utility’s Phase 1 2023 GRC. The Utility proposed to record to the balancing account actual capital expenditures for these programs, with recorded costs for a given year to be recovered through the following year’s rates and subject to reasonableness review in the 2027 GRC application. Costs recorded to the account would be subject to an annual cap, which is designed to effectuate an electric distribution average rate impact of no more than 2.5%, calculated based on the Utility’s adopted GRC electric distribution revenue requirement for the applicable year beginning in 2024. Based on the Utility’s proposed 2024 GRC electric revenue requirement of approximately $8.5 billion, the 2.5% cap would equate to approximately $213 million of revenue requirement and incremental capital expenditures of approximately $1.5 billion. A PD is expected in April 2024.

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

The 2023 cost of capital application also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The decision deferred consideration of the proposal to a second phase of the proceeding. On September 20, 2023, the assigned ALJ issued a ruling identifying the remaining issues to be addressed in the second phase of the proceeding and outlining a proposed process and schedule to resolve the remaining issues.

Cost of Capital Adjustment Mechanism

On October 13, 2023, the Utility filed an advice letter indicating that the cost of capital adjustment mechanism had been triggered and requesting to increase the Utility’s ROE from 10.0% to 10.7% and its cost of long-term debt from 4.31% to 4.66%.

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the third quarter of 2023 by approximately $479 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, as of September 30, 2023, the Utility had recorded approximately $297 million to Regulatory assets.

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

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds based on the FERC’s TO18 orders, including the orders on common plant, depreciation, the TCJA, and ROE. On May 18, 2023, the FERC issued an order rejecting a revised compliance filing regarding the TCJA. On June 20, 2023, the Utility filed a further compliance filing and a request for rehearing of the FERC’s order. On July 21, 2023, the FERC issued an order denying rehearing by operation of law. The Utility has filed an appeal in the D.C. Circuit Court of Appeals. The appeal has been consolidated with the other appeals from the FERC’s TO18 orders and is being held in abeyance until the FERC addresses the ROE issue on rehearing. For the TCJA issue, on September 27, 2023, the Utility submitted a request for a private letter ruling with the IRS to obtain clarification regarding the appropriate disposition of the matter. The outcome of the private letter ruling may impact the outcome of the Utility’s request for rehearing. The Utility expects to issue the refund after the FERC issues a decision on the compliance filing.

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

Transmission Owner Rate Case for 2018 (the “TO19” rate case)

On July 27, 2017, the Utility filed its TO19 rate case with the FERC. On December 20, 2018, the FERC issued an order approving an all-party settlement filed by the Utility. As part of the settlement, the TO19 revenue requirement will be set at 98.85% of the revenue requirement for TO18 that will be determined upon the issuance of a final, non-appealable TO18 decision. On March 17, 2022, the Ninth Circuit Court of Appeals upheld the FERC’s order granting the Utility the 50-basis point ROE incentive adder for CAISO participation and eliminating the refund obligation, and so the Utility was not obligated to make a refund to customers based on this matter. For a discussion of the incentive adder, see “Transmission Owner Rate Cases for 2015 and 2016” in Item 7. MD&A in the 2022 Form 10-K. As a result of the potential reduction to the TO18 revenue requirement, the Utility increased its regulatory liability for the potential refund for TO19 by $32 million in the first quarter of 2022. On April 18, 2022, the Utility sought rehearing of the FERC’s determination of the base ROE finding.

Transmission Owner Rate Case for 2019 (the “TO20” rate case)

As disclosed in the 2022 Form 10-K, the Utility uses a formula rate for the costs associated with the Utility’s FERC-jurisdictional electric transmission facilities, which the FERC accepted, with May 1, 2019 as the effective date for rate changes. Pursuant to a settlement agreement, which the FERC has approved, the Utility has an all-in ROE of 10.45%; a fixed capital structure of 49.75% common stock, 49.75% debt, and 0.5% preferred stock; and fixed depreciation rates for various categories of transmission facilities (represented by individual FERC accounts). The term of the settlement continues until December 31, 2023. The Utility filed a replacement rate filing (see “Transmission Owner Rate Case for 2024” below) on October 13, 2023 to be effective on January 1, 2024.

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

On October 24, 2023, the Utility filed a waiver request for certain inputs to the formula related to the cost of long-term debt and certain underwriting fees. The waiver request is pending before the FERC.

Transmission Owner Rate Case for 2024 (the “TO21” rate case)

On October 13, 2023, the Utility filed its TO21 rate case with the FERC. In the filing, the Utility forecasts a 2024 retail electric transmission revenue requirement of $2.83 billion. The proposed amount reflects an approximately 11% decrease over the current rate year 2023 retail revenue requirement of $3.18 billion, due in part to a refund to customers (see “Transmission Owner Rate Case Revenue Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and a potential transaction to lease entitlements associated with certain transmission assets. The Utility forecasts that it will make investments of approximately $1.22 billion and $1.43 billion for 2023 and 2024, respectively, for various capital projects to be placed in service before the end of 2024. The Utility has requested that FERC approve a 12.37% base return on equity as well as a 0.5% adder for its participation in the CAISO. The TO21 filing also addresses the Utility’s capital structure and several new issues including wildfire self-insurance recovery from transmission customers.

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

On February 26, 2023, OEIS issued its final Annual Report on Compliance (“ARC”) for the Utility’s 2020 WMP. In the final ARC, OEIS found that the Utility undertook significant efforts to reduce its wildfire risk and, in many instances, achieved its stated objectives and targets but found that the Utility did not substantially comply with the WMP during the 2020 compliance period. On March 24, 2023, the Utility filed a writ in the California superior court seeking judicial review of the OEIS ARC on the grounds that OEIS failed to utilize the compliance evaluation criteria adopted by the CPUC. If the court sustains the ARC’s finding that the Utility did not substantially comply with the WMP during the 2020 compliance period, the CPUC is required to issue penalties for the finding of noncompliance. PG&E Corporation and the Utility cannot reasonably estimate whether they will incur a loss in connection with the ARC or the amount of any such loss, as the writ is pending in state court and because any penalty issued by CPUC depends upon various factors.

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events. On June 22, 2023, the OEIS issued a revision notice requiring the Utility to address eight critical issues. The Utility submitted the response to the revision notice on August 7, 2023. On September 27, 2023, the Utility submitted additional information on the revision notice response to the OEIS. The OEIS is scheduled to issue a draft decision for the 2023-2025 WMP by November 14, 2023. A final decision is expected from the OEIS by December 29, 2023.

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

On May 4, 2023, intervenors filed in the California Court of Appeal a petition for writ of review of the CPUC’s decision. On September 14, 2023, the appellate court granted review and will hold oral argument on a date to be determined.

Application with Pacific Generation LLC for Approval to Transfer Non-Nuclear Generation Assets

On September 28, 2022, the Utility filed an application with the CPUC regarding the separation of the Utility’s non-nuclear generation assets into a newly formed, stand-alone Utility subsidiary, Pacific Generation. The application, which was filed jointly with Pacific Generation, seeks to establish Pacific Generation as a separate, rate-regulated utility subject to regulation by the CPUC and contemplates the potential sale of a minority interest in Pacific Generation to one or more investors to be identified. The application proposes that the negotiated transaction documents would be submitted to the CPUC via an advice letter. On January 20, 2023, the CPUC issued a scoping memo. On March 30, 2023, the ALJ modified the procedural schedule, pursuant to which a PD would be issued by January 2024. Parties filed opening briefs on September 18, 2023 and reply briefs on October 5, 2023.

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

On October 26, 2022, the Utility notified the CPUC that the Utility’s procedure for wood pole replacements did not comply with CPUC requirements for replacement of poles under certain conditions and, in some instances, the Utility failed to replace wood poles with safety factors below the required minimum. Among other short- and longer-term corrective measures, the Utility is replacing identified poles on a risk prioritized basis and revising its wood pole replacement procedures in alignment with CPUC requirements. On December 22, 2022, the Utility submitted an update to the CPUC explaining the Utility had identified a population of wood poles that had not received intrusive inspections in accordance with GO 165’s deadlines due to legacy issues, which should no longer be an issue due to changes in Utility procedures. As of September 30, 2023, the Utility completed the intrusive tests, and as of October 2, 2023, the Utility completed an end-to-end assessment of the wood pole test and treat program to proactively identify and address potential issues.

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

On April 13, 2023, the ALJ issued a PD that would close this proceeding but allow for the continued monitoring of the Utility’s safety culture through an advice letter process. On May 19, 2023, the CPUC issued a final order closing the proceeding and implementing the proposed advice letter process to allow for further monitoring.

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

Consistent with SB 846, the CPUC, the California Energy Resources Conservation and Development Commission, California State Lands Commission, California Coastal Commission, and other state agencies will need to determine that extended operations represents an appropriate path to meet California’s reliability, affordability, and environmental goals.

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

On August 15, 2023, the California State Water Resources Control Board approved the Utility’s plan for once-through cooling at Diablo Canyon.

On September 26, 2023 the California Energy Resources Conservation and Development Commission issued the draft report concluding that no suitable supply-side resources can be brought online as alternatives to Diablo Canyon’s energy and capacity output prior to the planned retirement dates in 2024 and 2025.

Application for Third AB 1054 Securitization Transaction

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

On August 10, 2023, the Utility filed an application with the CPUC seeking authorization for a third transaction to finance using securitization up to $1.38 billion of fire risk mitigation capital expenditure amounts that have been or would be incurred by the Utility from August 1, 2019 through the first quarter of 2024. The $1.38 billion reflected $187 million recorded capital expenditure amounts that were approved by the CPUC in the 2020 GRC, $350 million capital expenditure amounts that were approved by the CPUC in the 2020 WMCE proceeding, and up to $843 million forecasted capital expenditure amounts pending in the 2023 GRC. These amounts were not included in the first or second securitization transactions. The final amount to be financed using securitization would be based on actual recorded and authorized capital expenditures incurred by the Utility prior to the securitization transaction and not to exceed the remaining $1.38 billion of the Utility’s AB 1054 allocation. If approved, the Utility anticipates the transaction will result in the last securitization of AB 1054 capital expenditure amounts subject to the equity rate base exclusion.

The application requested that the CPUC issue a financing order authorizing one or more series of recovery bonds, determine that the issuance of the bonds and collection through fixed recovery charges is just and reasonable, consistent with the public interest, would reduce rates on a present-value basis compared to traditional utility financing mechanisms, and authorize the Utility to collect a non-bypassable charge sufficient to pay debt service on the recovery bonds. The application also requested that the CPUC exclude the securitized debt from the Utility’s ratemaking capital structure and adjust the Utility’s 2020 GRC, 2020 WMCE proceeding, and 2023 GRC revenue requirements following the issuance of the recovery bonds.

The Utility has requested a financing order be issued within 180 days after the filing of the application on August 10, 2023.

SB 884 10-Year Distribution Undergrounding Program

On September 13, 2023, the CPUC released a Staff Proposal for its SB 884 Program (the “SB 884 Proposal”). If adopted, the SB 884 Proposal would establish an expedited utility distribution undergrounding program pursuant to Public Utilities Code Section 8388.5(a). The SB 884 Proposal addresses the process and requirements for the CPUC’s review of any large electrical corporation’s 10-year distribution infrastructure undergrounding plan and its related costs. On October 16, 2023, the OEIS issued a request for comments as part of its ongoing process to develop guidelines for its program.

The Utility anticipates that the OEIS and the CPUC will issue final SB 884 guidelines by the end of 2023 or beginning of 2024. The Utility expects to submit its SB 884 undergrounding plan to the OEIS in early 2024 before submitting its SB 884 cost application to the CPUC, as directed in Public Utilities Code Section 8388.5.

LEGISLATIVE AND REGULATORY INITIATIVES

Inflation Reduction Act

In 2022, the Inflation Reduction Act became law. The Inflation Reduction Act includes a 15% corporate alternative minimum tax on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective January 1, 2023. The law also extends and modifies existing tax credits and creates new tax credits for qualifying investments on renewable and clean energy sources and energy storage. The U.S. Department of the Treasury and the IRS have broad authority to issue and have issued regulations and guidance to implement its provisions. PG&E Corporation and the Utility continue to evaluate the totality of the law, the regulations issued in connection with it, and its impact on qualifying investments.

The Inflation Reduction Act also added a new Energy Infrastructure Reinvestment (“EIR”) category to the DOE’s Clean Energy Financing Program. The Utility is seeking financing through the EIR to help fund California’s clean energy transition.

Revenue Procedure 2023-15

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method for determining natural gas repairs deductions for income tax purposes. PG&E Corporation and the Utility are continuing to evaluate the impact of the revenue procedure.

Senate Bill 410

On October 7, 2023, SB 410 became law. SB 410 authorizes electrical corporations to request, and requires the CPUC to approve, a ratemaking mechanism to recover distribution line, substation capacity, and new business investments that exceed the GRC annual authorized revenue requirements, up to an annual cap. Amounts recorded to the related balancing account would be reviewed for reasonableness in the following GRC.

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

The Utility actively manages market risk through risk management programs designed to support business objectives, discourage unauthorized risk-taking, reduce commodity cost volatility, and manage cash flows.  The Utility uses derivative instruments only for risk mitigation purposes and not for speculative purposes.  The Utility’s risk management activities include the use of physical and financial instruments such as forward contracts, futures, swaps, options, and other instruments and agreements, most of which are accounted for as derivative instruments.  Some contracts are accounted for as leases.  The Utility manages credit risk associated with its counterparties by assigning credit limits based on evaluations of their financial conditions, net worth, credit ratings, and other credit criteria as deemed appropriate.  Credit limits and credit quality are monitored periodically.  These activities are discussed in detail in the 2022 Form 10-K.  There were no significant developments to the Utility’s and PG&E Corporation’s risk management activities during the nine months ended September 30, 2023.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues
Electric	$4,507	$3,895	$12,478	$11,743
Natural gas	1,381	1,499	4,909	4,567
Total operating revenues	5,888	5,394	17,387	16,310
Operating Expenses
Cost of electricity	846	1,032	2,040	2,314
Cost of natural gas	158	257	1,348	1,177
Operating and maintenance	3,139	2,250	8,252	7,651
SB 901 securitization charges, net	346	—	908	40
Wildfire-related claims, net of recoveries	(32)	9	(35)	153
Wildfire Fund expense	219	118	453	353
Depreciation, amortization, and decommissioning	811	1,002	2,885	2,915
Total operating expenses	5,487	4,668	15,851	14,603
Operating Income	401	726	1,536	1,707
Interest income	154	43	409	70
Interest expense	(682)	(525)	(1,924)	(1,355)
Other income, net	62	118	213	246
Income (Loss) Before Income Taxes	(65)	362	234	668
Income tax benefit	(416)	(97)	(1,099)	(629)
Net Income	351	459	1,333	1,297
Preferred stock dividend requirement of subsidiary	3	3	10	10
Income Available for Common Shareholders	$348	$456	$1,323	$1,287
Weighted Average Common Shares Outstanding, Basic	2,111	1,987	2,041	1,987
Weighted Average Common Shares Outstanding, Diluted	2,140	2,132	2,138	2,132
Net Income Per Common Share, Basic	$0.16	$0.23	$0.65	$0.65
Net Income Per Common Share, Diluted	$0.16	$0.21	$0.62	$0.60

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$351	$459	$1,333	$1,297
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	—	—	—
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $0, $5, $2, and $7, respectively)	(2)	(12)	3	(17)
Total other comprehensive income (loss)	(2)	(12)	3	(17)
Comprehensive Income	349	447	1,336	1,280
Preferred stock dividend requirement of subsidiary	3	3	10	10
Comprehensive Income Available for Common Shareholders	$346	$444	$1,326	$1,270

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$589	$734
Restricted cash (includes $368 million and $201 million related to VIEs at respective dates)	373	213
Accounts receivable
Customers (net of allowance for doubtful accounts of $537 million and $166 million at respective dates) (includes $1.78 billion and $2.47 billion related to VIEs, net of allowance for doubtful accounts of $537 million and $166 million at respective dates)	2,178	2,645
Accrued unbilled revenue (includes $1.13 billion and $1.16 billion related to VIEs at respective dates)	1,305	1,304
Regulatory balancing accounts	4,954	3,264
Other	1,179	1,624
Regulatory assets	355	296
Inventories
Gas stored underground and fuel oil	66	91
Materials and supplies	822	751
Wildfire Fund asset	450	460
Other	538	1,433
Total current assets	12,809	12,815
Property, Plant, and Equipment
Electric	78,729	74,772
Gas	29,574	28,226
Construction work in progress	4,580	4,137
Financing lease right of use asset and other	788	19
Total property, plant, and equipment	113,671	107,154
Accumulated depreciation	(32,625)	(30,946)
Net property, plant, and equipment	81,046	76,208
Other Noncurrent Assets
Regulatory assets	16,444	16,443
Customer credit trust	319	745
Nuclear decommissioning trusts	3,410	3,297
Operating lease right of use asset	625	1,311
Wildfire Fund asset	4,410	4,847
Income taxes receivable	9	9
Other (includes noncurrent accounts receivable of $0 and $17 million related to VIEs, net of noncurrent allowance for doubtful accounts of $0 and $1 million at respective dates)	3,937	2,969
Total other noncurrent assets	29,154	29,621
TOTAL ASSETS	$123,009	$118,644
See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$580	$2,055
Long-term debt, classified as current (includes $173 million and $168 million related to VIEs at respective dates)	3,599	2,268
Accounts payable
Trade creditors	2,689	2,888
Regulatory balancing accounts	1,573	1,658
Other	805	778
Operating lease liabilities	85	231
Financing lease liabilities	254	—
Interest payable (includes $137 million and $116 million related to VIEs at respective dates)	592	626
Wildfire-related claims	1,508	1,912
Other	3,487	3,372
Total current liabilities	15,172	15,788
Noncurrent Liabilities
Long-term debt (includes $10.51 billion and $10.31 billion related to VIEs at respective dates)	50,343	47,742
Regulatory liabilities	18,884	17,630
Pension and other postretirement benefits	220	231
Asset retirement obligations	5,990	5,912
Deferred income taxes	2,181	2,732
Operating lease liabilities	540	1,243
Financing lease liabilities	559	—
Other	4,736	4,291
Total noncurrent liabilities	83,453	79,781
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,133,508,181 and 1,987,784,948 shares outstanding at respective dates	31,041	32,887
Treasury stock, at cost; 67,743,590 and 247,743,590 shares at respective dates	(688)	(2,517)
Reinvested earnings	(6,219)	(7,542)
Accumulated other comprehensive loss	(2)	(5)
Total shareholders’ equity	24,132	22,823
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	24,384	23,075
TOTAL LIABILITIES AND EQUITY	$123,009	$118,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,333	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,885	2,915
Bad debt expense	552	126
Allowance for equity funds used during construction	(123)	(138)
Deferred income taxes and tax credits, net	(570)	53
Wildfire Fund expense	453	352
Other	328	541
Effect of changes in operating assets and liabilities:
Accounts receivable	112	(515)
Wildfire-related insurance receivable	356	127
Inventories	(46)	(152)
Accounts payable	331	607
Wildfire-related claims	(404)	(528)
Other current assets and liabilities	190	(551)
Regulatory assets, liabilities, and balancing accounts, net	(246)	(1,239)
Other noncurrent assets and liabilities	(881)	(183)
Net cash provided by operating activities	4,270	2,712
Cash Flows from Investing Activities
Capital expenditures	(7,101)	(7,411)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,226	2,135
Purchases of nuclear decommissioning trust investments	(1,302)	(2,129)
Proceeds from sales and maturities of customer credit trust investments	455	79
Purchases of customer credit trust investments	—	(1,017)
Other	11	25
Net cash used in investing activities	(6,711)	(8,318)
Cash Flows from Financing Activities
Borrowings under credit facilities	7,658	7,325
Repayments under credit facilities	(8,817)	(7,364)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $61 and $35 at respective dates	4,690	4,265
Repayments of long-term debt	(896)	(5,980)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $0 and $36 at respective dates	—	7,464
Repayment of AB 1054 recovery bonds	(38)	—
Repayment of SB 901 recovery bonds	(67)	—
Other	(74)	(4)
Net cash provided by financing activities	2,456	5,706
Net change in cash, cash equivalents, and restricted cash	15	100
Cash, cash equivalents, and restricted cash at January 1	947	307
Cash, cash equivalents, and restricted cash at September 30	$962	$407

Less: Restricted cash and restricted cash equivalents	(373)	(145)
Cash and cash equivalents at September 30	$589	$262

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,761)	$(1,295)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,068	$1,177
Operating lease liabilities arising from obtaining right-of-use assets	269	397
Financing lease liabilities arising from obtaining right-of-use assets	52	—
Reclassification of operating lease liabilities to financing lease liabilities	913	—
Changes to PG&E Corporation common stock and treasury stock in connection with the Share Exchange and Tax Matters Agreement	(1,829)	—
Forgiveness of DWR loan for performance-based disbursements earned	102	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075
Net income	—	—	—	—	572	—	572	—	572
Other comprehensive income	—	—	—	—	—	5	5	—	5
Common stock issued, net	7,989,135	(610)	—	—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	(63)	—	—	—	—	(63)	—	(63)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2023	1,995,774,083	32,214	187,743,590	(1,907)	(6,973)	—	23,334	252	23,586
Net income	—	—	—	—	410	—	410	—	410
Common stock issued, net	67,007,576	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2023	2,062,781,659	31,628	127,743,590	(1,298)	(6,567)	—	23,763	252	24,015
Net income	—	—	—	—	351	—	351	—	351
Other comprehensive loss	—	—	—	—	—	(2)	(2)	—	(2)
Common stock issued, net	70,726,522	(610)	—	—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at September 30, 2023	2,133,508,181	$31,041	67,743,590	$(688)	$(6,219)	$(2)	$24,132	$252	$24,384

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	478	—	478	—	478
Common stock issued, net	2,072,050	(407)	—	—	—	—	(407)	—	(407)
Treasury stock disposition	—	—	(40,000,000)	407	—	—	407	—	407
Stock-based compensation amortization	—	4	—	—	—	—	4	—	4
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(2)	—	(2)	—	(2)
Balance at March 31, 2022	1,987,472,590	34,726	437,743,590	(4,447)	(8,867)	(20)	21,392	252	21,644
Net income	—	—	—	—	360	—	360	—	360
Other comprehensive loss	—	—	—	—	—	(5)	(5)	—	(5)
Common stock issued, net	195,630	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	24	—	—	—	—	24	—	24
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2022	1,987,668,220	34,141	377,743,590	(3,838)	(8,511)	(25)	21,767	252	22,019
Net income	—	—	—	—	459	—	459	—	459
Other comprehensive loss	—	—	—	—	—	(12)	(12)	—	(12)
Common stock issued, net	31,865	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at September 30, 2022	1,987,700,085	$34,164	377,743,590	$(3,838)	$(8,055)	$(37)	$22,234	$252	$22,486

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues
Electric	$4,507	$3,895	$12,478	$11,743
Natural gas	1,381	1,499	4,909	4,567
Total operating revenues	5,888	5,394	17,387	16,310
Operating Expenses
Cost of electricity	846	1,032	2,040	2,314
Cost of natural gas	158	257	1,348	1,177
Operating and maintenance	3,136	2,248	8,241	7,565
SB 901 securitization charges, net	346	—	908	40
Wildfire-related claims, net of recoveries	(32)	9	(35)	153
Wildfire Fund expense	219	118	453	353
Depreciation, amortization, and decommissioning	811	1,002	2,885	2,915
Total operating expenses	5,484	4,666	15,840	14,517
Operating Income	404	728	1,547	1,793
Interest income	151	42	401	71
Interest expense	(594)	(458)	(1,667)	(1,175)
Other income, net	62	127	210	415
Income Before Income Taxes	23	439	491	1,104
Income tax benefit	(397)	(51)	(1,035)	(516)
Net Income	420	490	1,526	1,620
Preferred stock dividend requirement	3	3	10	10
Income Available for Common Stock	$417	$487	$1,516	$1,610

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$420	$490	$1,526	$1,620
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	1	—	1	1
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $0, $5, $2, and $7, respectively)	(3)	(12)	3	(17)
Total other comprehensive income (loss)	(2)	(12)	4	(16)
Comprehensive Income	$418	$478	$1,530	$1,604

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$265	$609
Restricted cash (includes $368 million and $201 million related to VIEs at respective dates)	368	213
Accounts receivable
Customers (net of allowance for doubtful accounts of $537 million and $166 million at respective dates) (includes $1.78 billion and $2.47 billion related to VIEs, net of allowance for doubtful accounts of $537 million and $166 million at respective dates)	2,178	2,645
Accrued unbilled revenue (includes $1.13 billion and $1.16 billion related to VIEs at respective dates)	1,305	1,304
Regulatory balancing accounts	4,954	3,264
Other	1,180	1,633
Regulatory assets	355	296
Inventories
Gas stored underground and fuel oil	66	91
Materials and supplies	822	751
Wildfire Fund asset	450	460
Other	537	1,421
Total current assets	12,480	12,687
Property, Plant, and Equipment
Electric	78,729	74,772
Gas	29,574	28,226
Construction work in progress	4,580	4,137
Financing lease right of use asset and other	787	18
Total property, plant, and equipment	113,670	107,153
Accumulated depreciation	(32,624)	(30,946)
Net property, plant, and equipment	81,046	76,207
Other Noncurrent Assets
Regulatory assets	16,444	16,443
Customer credit trust	319	745
Nuclear decommissioning trusts	3,410	3,297
Operating lease right of use asset	625	1,311
Wildfire Fund asset	4,410	4,847
Income taxes receivable	7	7
Other (includes noncurrent accounts receivable of $0 and $17 million related to VIEs, net of noncurrent allowance for doubtful accounts of $0 and $1 million at respective dates)	3,795	2,834
Total other noncurrent assets	29,010	29,484
TOTAL ASSETS	$122,536	$118,378
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$580	$2,055
Long-term debt, classified as current (includes $173 million and $168 million related to VIEs at respective dates)	3,572	2,241
Accounts payable
Trade creditors	2,687	2,886
Regulatory balancing accounts	1,573	1,658
Other	736	747
Operating lease liabilities	85	231
Financing lease liabilities	254	—
Interest payable (includes $137 million and $116 million related to VIEs at respective dates)	565	573
Wildfire-related claims	1,508	1,912
Other	3,194	3,067
Total current liabilities	14,754	15,370
Noncurrent Liabilities
Long-term debt (includes $10.51 billion and $10.31 billion related to VIEs at respective dates)	45,758	43,155
Regulatory liabilities	18,884	17,630
Pension and other postretirement benefits	150	160
Asset retirement obligations	5,990	5,912
Deferred income taxes	2,604	3,090
Operating lease liabilities	540	1,243
Financing lease liabilities	559	—
Other	4,778	4,334
Total noncurrent liabilities	79,263	75,524
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	30,120	29,280
Reinvested earnings	(3,177)	(3,368)
Accumulated other comprehensive loss	(4)	(8)
Total shareholders’ equity	28,519	27,484
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,536	$118,378

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,526	$1,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,885	2,915
Bad debt expense	552	126
Allowance for equity funds used during construction	(123)	(138)
Deferred income taxes and tax credits, net	(499)	165
Wildfire Fund expense	453	352
Other	319	332
Effect of changes in operating assets and liabilities:
Accounts receivable	120	(514)
Wildfire-related insurance receivable	356	127
Inventories	(46)	(152)
Accounts payable	293	595
Wildfire-related claims	(404)	(528)
Other current assets and liabilities	219	(524)
Regulatory assets, liabilities, and balancing accounts, net	(246)	(1,239)
Other noncurrent assets and liabilities	(875)	(197)
Net cash provided by operating activities	4,530	2,940
Cash Flows from Investing Activities
Capital expenditures	(7,101)	(7,411)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,226	2,135
Purchases of nuclear decommissioning trust investments	(1,302)	(2,129)
Proceeds from sales and maturities of customer credit trust investments	455	79
Purchases of customer credit trust investments	—	(1,017)
Intercompany note to PG&E Corporation	—	145
Other	12	25
Net cash used in investing activities	(6,710)	(8,173)
Cash Flows from Financing Activities
Borrowings under credit facilities	7,658	7,325
Repayments under credit facilities	(8,817)	(7,364)

Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $61 and $35 at respective dates	4,690	4,265
Repayments of long-term debt	(875)	(5,959)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $0 and $36 at respective dates	—	7,464
Repayment of AB 1054 recovery bonds	(38)	—
Repayment of SB 901 recovery bonds	(67)	—
Preferred stock dividends paid	(10)	(66)
Common stock dividends paid	(1,325)	(850)
Equity contribution from PG&E Corporation	840	427
Other	(65)	62
Net cash provided by financing activities	1,991	5,304
Net change in cash, cash equivalents, and restricted cash	(189)	71
Cash, cash equivalents, and restricted cash at January 1	822	181
Cash, cash equivalents, and restricted cash at September 30	$633	$252
Less: Restricted cash and restricted cash equivalents	(368)	(145)
Cash and cash equivalents at September 30	$265	$107

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,496)	$(1,100)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,068	$1,177
Operating lease liabilities arising from obtaining right-of-use assets	269	397
Financing lease liabilities arising from obtaining right-of-use assets	52	—
Reclassification of operating lease liabilities to financing lease liabilities	913	—
Forgiveness of DWR loan for performance-based disbursements earned	102	—

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	—	—	6	6
Equity contribution	—	—	310	—	—	310
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2023	258	1,322	29,590	(3,170)	(2)	27,998
Net income	—	—	—	480	—	480
Equity contribution	—	—	250	—	—	250
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2023	258	1,322	29,840	(3,144)	(2)	28,274
Net income	—	—	—	420	—	420
Other comprehensive loss	—	—	—	—	(2)	(2)
Equity contribution	—	—	280	—	—	280
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2023	$258	$1,322	$30,120	$(3,177)	$(4)	$28,519

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	530	—	530
Other comprehensive income	—	—	—	—	1	1
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(2)	—	(2)
Balance at March 31, 2022	258	1,322	28,286	(3,778)	(8)	26,080
Net income	—	—	—	600	—	600
Other comprehensive loss	—	—	—	—	(5)	(5)
Equity contribution	—	—	212	—	—	212
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2022	258	1,322	28,498	(3,607)	(13)	26,458
Net income	—	—	—	490	—	490
Other comprehensive loss	—	—	—	—	(12)	(12)
Equity contribution	—	—	215	—	—	215
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2022	$258	$1,322	$28,713	$(3,545)	$(25)	$26,723

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Electric
Revenue from contracts with customers
Residential	$2,052	$2,128	$4,745	$4,834
Commercial	1,818	1,711	4,245	4,135
Industrial	579	534	1,307	1,206
Agricultural	628	777	1,097	1,477
Public street and highway lighting	22	20	61	57
Other, net (1)	459	115	381	26
Total revenue from contracts with customers - electric	5,558	5,285	11,836	11,735
Regulatory balancing accounts (2)	(1,051)	(1,390)	642	8
Total electric operating revenue	$4,507	$3,895	$12,478	$11,743

Natural gas
Revenue from contracts with customers
Residential	$326	$392	$2,900	$2,243
Commercial	120	162	822	703
Transportation service only	364	356	1,206	1,111
Other, net (1)	21	16	(389)	(251)
Total revenue from contracts with customers - gas	831	926	4,539	3,806
Regulatory balancing accounts (2)	550	573	370	761
Total natural gas operating revenue	1,381	1,499	4,909	4,567
Total operating revenues	$5,888	$5,394	$17,387	$16,310

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of September 30, 2023, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

During the three and nine months ended September 30, 2023, expected credit losses of $259 million and $552 million, respectively, were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables. For the three and nine months ended September 30, 2022, expected credit losses were $50 million and $126 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA, and a FERC regulatory asset. As of September 30, 2023, the RUBA current balancing accounts receivable balance was $450 million, and CPPMA and FERC long-term regulatory asset balances were $5 million and $70 million, respectively.

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

As of September 30, 2023, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

PG&E Corporation and the Utility received various government assistance programs during the nine months ended September 30, 2023. PG&E Corporation’s and the Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, AB 180 became law. AB 180 authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. During the three and nine months ended September 30, 2023, the Condensed Consolidated Statements of Income reflected $48 million recorded as a deduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel.

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

The Utility initially accounts for all disbursements from the DWR loan agreement pursuant to ASC 470, Debt. When there is reasonable assurance that the Utility will have loan disbursements forgiven by the DWR, such as when the Utility earns a performance-based disbursement, the Utility will recognize those forgiven loans as income related to government grants. The Utility plans to record the income related to government grants as a deduction to Operating and maintenance expense in the same period(s) that eligible costs are incurred. As of September 30, 2023, the Condensed Consolidated Financial Statements reflected $210 million in Long-term debt. During the three and nine months ended September 30, 2023, the Condensed Consolidated Statements of Income reflected $50 million and $102 million, respectively, as a deduction to Operating and maintenance expense for income related to government grants for performance-based disbursements.

U.S. DOE’s Civil Nuclear Credit Program

On November 17, 2022, the Utility was conditionally awarded a total of approximately $1.1 billion from the DOE related to Diablo Canyon (see “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on actual costs. The Utility will repay its loans outstanding under the DWR Loan Agreement with funding received from the DOE’s Civil Nuclear Credit Program. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income related to government grants. During the three and nine months ended September 30, 2023, the Condensed Consolidated Statements of Income reflected $72 million and $106 million, respectively, as a deduction to Operating and maintenance expense for income related to government grants for incurred eligible costs to support the extension of Diablo Canyon.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2023 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2023 and December 31, 2022, the SPV had net accounts receivable of $2.9 billion and $3.6 billion, respectively, and outstanding borrowings of $1.5 billion and $1.2 billion, respectively, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the nine months ended September 30, 2023 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2023 and December 31, 2022, PG&E Recovery Funding LLC had outstanding borrowings of $1.8 billion, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the nine months ended September 30, 2023 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2023 and December 31, 2022, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.4 billion and $7.5 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of September 30, 2023, it assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity.  The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs.  Since the Utility was not the primary beneficiary of any of these VIEs as of September 30, 2023, it did not consolidate any of them.

The Lakeside Building

BA2 300 Lakeside LLC, a wholly owned subsidiary of TMG Bay Area Investments II, LLC, and the Utility are parties to an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building which serves as the Utility’s principal administrative headquarters.

BA2 300 Lakeside LLC is considered a VIE because the group that holds the equity investment at risk lacks the right to receive the expected residual returns of the entity due to a fixed-price purchase option covering more than 50% of the fair value of the assets held by the entity. The most significant activities that impact the economic performance of BA2 300 Lakeside LLC are decisions related to significant maintenance and remarketing of the property. The Utility is not considered the primary beneficiary and does not consolidate BA2 300 Lakeside LLC as it does not have any decision-making rights associated with these activities. The Utility’s financial obligation is limited to the issued letter of credit as well as the amounts it pays for base rent and certain costs, per the office lease agreement. For more information, see “Oakland Headquarters Lease and Purchase” in Note 11 below.

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

PG&E Corporation and the Utility re-evaluate the estimated period of coverage annually and as required by additional information. Changes in any of the assumptions could materially impact the estimated period of coverage. PG&E Corporation and the Utility assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that it is probable that a participating utility’s electrical equipment will be found to be the substantial cause of a catastrophic wildfire.

As of September 30, 2023, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $941 million in Other non-current liabilities, $450 million in Current assets - Wildfire Fund asset, and $4.4 billion in Non-current assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2023 and 2022, the Utility recorded amortization and accretion expense of $219 million and $118 million, respectively. During the nine months ended September 30, 2023 and 2022, the Utility recorded amortization and accretion expense of $453 million and $353 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of September 30, 2023, PG&E Corporation and the Utility had recorded $600 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost for benefits earned (1)	$94	$144	$10	$15
Interest cost	228	173	18	13
Expected return on plan assets	(245)	(297)	(33)	(32)
Amortization of prior service cost	(1)	(1)	1	2
Amortization of net actuarial (gain) loss	1	—	(5)	(10)
Net periodic benefit cost	77	19	(9)	(12)
Regulatory account transfer (2)	6	64	—	—
Total	$83	$83	$(9)	$(12)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost for benefits earned (1)	$284	$432	$29	$46
Interest cost	685	519	55	40
Expected return on plan assets	(736)	(892)	(99)	(97)
Amortization of prior service cost	(3)	(3)	2	5
Amortization of net actuarial (gain) loss	1	1	(14)	(30)
Net periodic benefit cost	231	57	(27)	(36)
Regulatory account transfer (2)	19	191	—	—
Total	$250	$248	$(27)	$(36)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended September 30, 2023
Beginning balance	$(12)	$18	$(1)	$5
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $0, respectively)	—	—	(2)	(2)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $1 and $0, respectively)	(1)	—	—	(1)
Amortization of net actuarial gain (net of taxes of $0, $2 and $0, respectively)	1	(3)	—	(2)
Regulatory account transfer (net of taxes of $0, $1 and $0, respectively)	—	3	—	3
Net current period other comprehensive loss	—	—	(2)	(2)
Ending balance	$(12)	$18	$(3)	$3

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

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2023
Beginning balance	$(12)	$18	$(6)	$—
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0 and $2, respectively)	—	—	3	3
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1 and $0, respectively)	(2)	1	—	(1)
Amortization of net actuarial gain (net of taxes of $0, $4 and $0, respectively)	1	(10)	—	(9)
Regulatory account transfer (net of taxes of $1, $3 and $0, respectively)	1	9	—	10
Net current period other comprehensive gain	—	—	3	3
Ending balance	$(12)	$18	$(3)	$3

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2022
Beginning balance	$(33)	$18	$—	$(15)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $7, respectively)	—	—	(17)	(17)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1 and $0, respectively)	(2)	4	—	2
Amortization of net actuarial (gain) loss (net of taxes of $0, $8 and $0, respectively)	1	(22)	—	(21)
Regulatory account transfer (net of taxes of $1, $7 and $0, respectively)	1	18	—	19
Net current period other comprehensive loss	—	—	(17)	(17)
Ending balance	$(33)	$18	$(17)	$(32)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Current Regulatory Assets

As of September 30, 2023 and December 31, 2022, the Utility had current regulatory assets of $355 million and $296 million, respectively.  As of September 30, 2023, current regulatory assets included approximately $150 million of deferred depreciation, interest, and tax expense related to 2022 rate base that were determined to be probable of recovery through the 2023 GRC.

Long-Term Regulatory Assets

Long-term regulatory assets are comprised of the following:

	Balance at
(in millions)	September 30, 2023	December 31, 2022
Pension benefits (1)	$103	$120
Environmental compliance costs	1,216	1,193
Utility retained generation (2)	51	86
Price risk management	150	177
Catastrophic event memorandum account (3)	1,072	1,085
Wildfire expense memorandum account (4)	517	439
Fire hazard prevention memorandum account (5)	54	79
Fire risk mitigation memorandum account (6)	24	65
Wildfire mitigation plan memorandum account (7)	778	756
Deferred income taxes (8)	3,275	2,730
Insurance premium costs (9)	—	99
Wildfire mitigation balancing account (10)	225	327
Vegetation management balancing account (11)	1,930	2,276
COVID-19 pandemic protection memorandum accounts (12)	16	26
Microgrid memorandum account (13)	82	213
Financing costs (14)	199	211
SB 901 securitization (15)	5,252	5,378
AROs in excess of recoveries (16)	173	120
Other	1,327	1,063
Total long-term regulatory assets	$16,444	$16,443

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
(3) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. The increase in the CEMA regulatory asset from December 31, 2022 to September 30, 2023 is primarily due to costs incurred for repair and restoration work performed related to an increase in declared winter storm events in the Utility’s service area. As of September 30, 2023 and December 31, 2022, $44 million and $44 million in COVID-19 related costs were recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
(4) Represents incremental wildfire claims and outside legal expenses related to the 2021 Dixie fire and the 2022 Mosquito fire. Recovery of WEMA costs is subject to CPUC review and approval.
(5) Includes costs associated with the implementation of regulations and requirements adopted to protect the public from potential fire hazards associated with overhead power line facilities and nearby aerial communication facilities that were approved for recovery in the 2020 WMCE final decision.
(6) Includes incremental costs associated with fire risk mitigation. Recovery of FRMMA costs is subject to CPUC review and approval.
(7) Includes costs associated with the 2020 WMP for the period of January 1, 2020 through December 31, 2020, the 2021 WMP for the period of January 1, 2021 through December 31, 2021, the 2022 WMP for the period of January 1, 2022 through December 31, 2022, and the 2023 WMP for the period of January 1, 2023 through September 30, 2023. Recovery of these costs was requested in the 2022 WGSC application. Also includes the noncurrent portion of costs associated with the 2019 WMP that were approved for recovery per the 2020 WMCE final decision. Recovery of WMPMA costs is subject to CPUC review and approval.
(8) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(9) Represents excess liability insurance premium costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively.
(10) Represents costs associated with certain wildfire mitigation activities for the period of January 1, 2020 through September 30, 2023. The noncurrent balance includes costs incurred during the 12-month period ending December 31, 2020 that were approved for recovery in the 2021 WMCE final decision. The remaining balance includes costs above 115% of adopted revenue requirements, which are subject to CPUC review and approval.
(11) Includes costs associated with certain vegetation management activities for the period of January 1, 2020 through September 30, 2023. The noncurrent balance represents costs above 120% of adopted revenue requirements, which are subject to CPUC review and approval.
(12) Includes costs associated with customer protections, including higher uncollectible costs related to the moratorium on electric and gas service disconnections program implementation costs, and higher accounts receivable financing costs for the period of March 4, 2020 to September 30, 2021. As of September 30, 2023, the Utility had recorded uncollectibles in the amount of $5 million for small business customers. The remaining $11 million is associated with program costs and higher accounts receivable financing costs. As of December 31, 2022, the Utility had recorded uncollectibles in the amount of $4 million for small business customers. The remaining $22 million is associated with program costs and higher accounts receivable financing costs. Recovery of CPPMA costs is subject to CPUC review and approval.

(13) Includes costs associated with temporary generation, infrastructure upgrades, and community grid enablement programs associated with the implementation of microgrids. Amounts incurred are subject to CPUC review and approval.
(14) Includes costs associated with long-term debt financing deemed recoverable under ASC 980 more than twelve months from the current date. These costs and their amortization periods are reviewable and approved in the Utility’s cost of capital or other regulatory filings.
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
(16) Represents the cumulative differences between ARO expenses and amounts collected through rates.  Decommissioning costs related to the Utility’s nuclear facilities are recovered through rates and are placed in nuclear decommissioning trusts.  This regulatory asset also represents the deferral of realized and unrealized gains and losses on these nuclear decommissioning trust investments.  See Note 9 below.

Regulatory Liabilities

Long-term regulatory liabilities are comprised of the following:

	Balance at
(in millions)	September 30, 2023	December 31, 2022
Cost of removal obligations (1)	$8,103	$7,773
Public purpose programs (2)	1,281	1,062
Employee benefit plans (3)	925	904
Transmission tower wireless licenses (4)	416	430
SFGO sale (5)	205	264
SB 901 securitization (6)	6,333	5,800
Wildfire self-insurance (7)	300	—
Other	1,321	1,397
Total long-term regulatory liabilities	$18,884	$17,630

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected through rates for expected costs to remove assets.
(2) Represents amounts collected through rates designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.
(3) Represents cumulative differences between incurred costs and amounts collected through rates for post-retirement medical, post-retirement life and long-term disability plans.
(4) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers through 2042. Of the $416 million, $291 million will be refunded to FERC-jurisdictional customers, and $125 million will be refunded to CPUC-jurisdictional customers.
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
(7) Represents amounts collected through rates designated for wildfire self-insurance. See Note 10 below.

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	September 30, 2023	December 31, 2022
Electric distribution (1)	$690	$448
Electric transmission (2)	98	96
Gas distribution and transmission (3)	90	72
Energy procurement (4)	1,204	684
Public purpose programs (5)	192	358
Fire hazard prevention memorandum account (6)	130	—
Wildfire mitigation plan memorandum account (7)	79	—
Wildfire mitigation balancing account (8)	67	2
Vegetation management balancing account (9)	693	137
Insurance premium costs (10)	107	602
Residential uncollectibles balancing accounts (11)	450	126
Catastrophic event memorandum account (12)	502	144
Other	652	595
Total regulatory balancing accounts receivable	$4,954	$3,264

	Balance at
(in millions)	September 30, 2023	December 31, 2022
Electric transmission (2)	$207	$228
Gas distribution and transmission (3)	98	66
Energy procurement (4)	515	428
Public purpose programs (5)	266	272
SFGO sale	112	152
Other	375	512
Total regulatory balancing accounts payable	$1,573	$1,658

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
(6) The FHPMA tracks costs associated with the implementation of regulations and requirements adopted to protect the public from potential fire hazards which were approved for cost recovery in the 2020 WMCE final decision.
(7) The WMPMA tracks costs associated with the 2019 WMP which were approved for cost recovery in the 2020 WMCE final decision.
(8) The WMBA tracks costs associated with wildfire mitigation revenue requirement activities which were authorized for cost recovery in the 2021 WMCE proceeding and the final decision granting interim rate relief in connection with the 2022 WMCE application.
(9) The VMBA tracks routine and enhanced vegetation management activities which were approved for cost recovery in the final decision granting interim rate relief in connection with the 2022 WMCE application.
(10) The insurance premium costs track the current portion of incremental excess liability insurance costs recorded to RTBA and adjustment mechanism for costs determined in other proceedings, as authorized in the 2020 GRC and 2019 GT&S rate cases, respectively. In addition to insurance premium costs recorded in Regulatory balancing accounts receivable and in Long-term regulatory assets above, as of September 30, 2023, and December 31, 2022 there were $0 and $48 million, respectively, in insurance premium costs recorded in Current regulatory assets.
(11) The RUBA tracks costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential customers.
(12) The CEMA tracks costs associated with responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities which were approved for cost recovery in the 2018 CEMA and 2020 WMCE final decisions.

For more information, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K.

NOTE 4: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of September 30, 2023:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2028	$4,400	(1)	$(455)	$(647)	$3,298
Utility Receivables Securitization Program (2)	June 2025	1,500	(3)	(1,500)	—	—	(3)
PG&E Corporation revolving credit facility	June 2026	500		—	—	500
Total credit facilities		$6,400		$(1,955)	$(647)	$3,798

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

On June 5, 2023, the Utility completed the sale of (i) $850 million aggregate principal amount of 6.100% First Mortgage Bonds due 2029, (ii) $1.15 billion aggregate principal amount of 6.400% First Mortgage Bonds due 2033 and (iii) $500 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The proceeds were used for the repayment of $375 million aggregate principal amount of 3.25% First Mortgage Bonds due June 15, 2023 and for general corporate purposes, including for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement. The Utility used the remaining net proceeds to repay the $500 million aggregate principal amount of 4.25% First Mortgage Bonds due August 1, 2023.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. In the context of the customer harm threshold decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 9 below). The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the nine months ended September 30, 2023.

Upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, and $1.0 billion is required to be contributed in 2024. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sells the remaining shares it holds of PG&E Corporation common stock, the SB 901 securitization regulatory liability will increase, reflecting the recognition of additional income tax benefits, up to $7.59 billion. As these tax benefits are monetized, they will be contributed to the customer credit trust. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Consolidated Statements of Income. During the three months ended September 30, 2023, the Utility recorded SB 901 securitization charges, net, of $346 million for tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock (see Note 6 below) and $93 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2023, the Utility recorded SB 901 securitization charges, net, of $908 million for tax benefits realized within income tax expense in the current year related to the Fire Victim Trust’s sale of PG&E Corporation common stock (see Note 6 below) and $251 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. SB 901 securitization charges are expected to increase in future periods, up to $2.09 billion in total, as the tax benefits described above are recognized and recorded within Deferred income taxes.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities since December 31, 2022:

SB 901 securitization regulatory asset (in millions)
Balance at December 31, 2022	$5,378
Amortization	(126)
Balance at September 30, 2023	$5,252

SB 901 securitization regulatory liability (in millions)
Balance at December 31, 2022	$(5,800)
Amortization	377
Additions(1)	(910)
Balance at September 30, 2023	$(6,333)

(1) Includes $2 million of expected returns on investments in the customer credit trust to be credited to customers.

NOTE 6: EQUITY

Settlement of Equity Units

During 2020, PG&E Corporation issued 16 million PG&E Corporation equity units. The equity units represent the right of the unitholders to receive, on the settlement date, between 137 million and 168 million shares of PG&E Corporation common stock. The common stock received was based on the value of PG&E Corporation common stock over a measurement period specified in the purchase contract component of each equity unit and was subject to certain adjustments as provided therein. The common stock received by these unitholders was originally valued at approximately $1.3 billion and recognized in shareholders’ equity by PG&E Corporation upon the issuance of the equity units. During the nine months ended September 30, 2023, all equity units were settled, resulting in the issuance of 137 million shares of PG&E Corporation common stock, valued at approximately $1.3 billion.

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

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn, attributed to PG&E Corporation for income tax purposes. Consequently, any shares owned by the Fire Victim Trust, along with any shares owned by the Utility directly, are effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Shares owned by ShareCo are also effectively excluded because ShareCo is a disregarded entity for income tax purposes. For example, although PG&E Corporation had 2,611,251,771 shares outstanding as of October 18, 2023, only 2,065,764,591 shares (that is, the number of outstanding shares of common stock less the number of shares held by the Fire Victim Trust, the Utility and ShareCo) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, based on the total number of outstanding equity securities and taking into account the shares of PG&E Corporation common stock known to have been sold by the Fire Victim Trust as of October 18, 2023, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of October 18, 2023 was 3.75% of the outstanding shares. At various dates throughout 2022 and during the nine months ended September 30, 2023, the Fire Victim Trust exchanged Plan Shares for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; in each case, the Fire Victim Trust thereafter reported that it sold the applicable New Shares. During the nine months ended September 30, 2023, the Fire Victim Trust’s sale of PG&E Corporation common stock in the aggregate amount of 180,000,000 shares resulted in an aggregate tax benefit of $822 million recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. Cumulatively through September 30, 2023, the Fire Victim Trust has sold 410,000,000 shares resulting in an aggregate tax benefit of approximately $1.7 billion recorded in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements. As of October 18, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 410,000,000 shares of PG&E Corporation common stock in the aggregate and owned 67,743,590 shares.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Dividends

Utility

On each of December 15, 2022, February 16, 2023, and May 18, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on February 15, May 15, and August 15, 2023, respectively. On September 14, 2023, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on November 15, 2023, to holders of record on October 31, 2023.

On each of February 16, May 18, and September 14, 2023, the Board of Directors of the Utility declared common stock dividends of $425 million, $450 million, and $450 million, which were paid to PG&E Corporation on February 28, June 21, and September 29, 2023, respectively.

PG&E Corporation

On December 20, 2017, the Boards of Directors of PG&E Corporation suspended quarterly cash dividends on PG&E Corporation common stock, beginning the fourth quarter of 2017. Subject to the dividend restrictions described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2022 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of the Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Income available for common shareholders	$348	$456	$1,323	$1,287
Weighted average common shares outstanding, basic	2,111	1,987	2,041	1,987
Add incremental shares from assumed conversions:
Employee share-based compensation	6	8	6	8
Equity Units	23	137	91	137
Weighted average common shares outstanding, diluted	2,140	2,132	2,138	2,132
Total income per common share, diluted	$0.16	$0.21	$0.62	$0.60

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	September 30, 2023	December 31, 2022
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	243,455,325	171,212,813
	Options	75,115,000	27,785,000
Electricity (MWh)	Forwards, Futures and Swaps	8,464,522	10,814,728
	Options	—	215,600
	Congestion Revenue Rights (3)	179,224,328	205,743,505

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of September 30, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$121	$(5)	$15	$131
Other noncurrent assets – other	238	—	—	238
Current liabilities – other	(85)	5	2	(78)
Noncurrent liabilities – other	(150)	—	—	(150)
Total commodity risk	$124	$—	$17	$141

As of December 31, 2022, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$824	$(170)	$537	$1,191
Other noncurrent assets – other	306	—	—	306
Current liabilities – other	(238)	170	16	(52)
Noncurrent liabilities – other	(177)	—	—	(177)
Total commodity risk	$715	$—	$553	$1,268

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of September 30, 2023, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$487	$—	$—	$—	$487
Nuclear decommissioning trusts
Short-term investments	125	—	—	—	125
Global equity securities	1,933	—	—	—	1,933
Fixed-income securities	1,112	855	—	—	1,967
Assets measured at NAV	—	—	—	—	16
Total nuclear decommissioning trusts (2)	3,170	855	—	—	4,041
Customer credit trust
Short-term investments	108	—	—	—	108
Global equity securities	92	—	—	—	92
Fixed-income securities	22	97	—	—	119
Total customer credit trust	222	97	—	—	319
Price risk management instruments (Note 8)
Electricity	—	13	326	1	340
Gas	—	20	—	9	29
Total price risk management instruments	—	33	326	10	369
Rabbi trusts
Short-term investments	98	—	—	—	98
Global equity securities	5	—	—	—	5
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	103	66	—	—	169
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	110
Total long-term disability trust	6	—	—	—	116
TOTAL ASSETS	$3,988	$1,051	$326	$10	$5,501
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$29	$188	$(6)	$211
Gas	—	18	—	(1)	17
TOTAL LIABILITIES	$—	$47	$188	$(7)	$228

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $631 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the nine months ended September 30, 2023 and 2022.

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

	Fair Value at
(in millions)	At September 30, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$282	$112	Market approach	CRR auction prices	$ (145.09) - 287.80 / 1.07
Power purchase agreements	$44	$76	Discounted cash flow	Forward prices	$ 1.49 - 187.10 / 59.85

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2022		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$305	$138	Market approach	CRR auction prices	$ (145.09) - 2,724.93 / 0.89
Power purchase agreements	$127	$95	Discounted cash flow	Forward prices	$ (6.39) - 286.75 / 78.14

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and nine months ended September 30, 2023 and 2022, respectively:

	Price Risk Management Instruments
(in millions)	2023	2022
Asset balance as of July 1	$126	$11
Net realized and unrealized gains:
Included in regulatory assets and liabilities or balancing accounts (1)	12	20
Asset balance as of September 30	$138	$31

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2023	2022
Asset (Liability) balance as of January 1	$199	$(34)
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(61)	65
Asset balance as of September 30	$138	$31

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of September 30, 2023 and December 31, 2022, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At September 30, 2023		At December 31, 2022
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation	$4,379	$4,450	$4,355	$4,490
Utility	35,246	29,313	32,847	27,666

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2023
Nuclear decommissioning trusts
Short-term investments	$125	$—	$—	$125
Global equity securities	377	1,584	(12)	1,949
Fixed-income securities	2,134	2	(169)	1,967
Total (1)	$2,636	$1,586	$(181)	$4,041
As of December 31, 2022
Nuclear decommissioning trusts
Short-term investments	$117	$—	$—	$117
Global equity securities	413	1,468	(11)	1,870
Fixed-income securities	1,991	10	(116)	1,885
Total (1)	$2,521	$1,478	$(127)	$3,872

(1) Represents amounts before deducting $631 million and $575 million as of September 30, 2023 and December 31, 2022, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2023
Less than 1 year	$3
1–5 years	636
5–10 years	463
More than 10 years	865
Total maturities of fixed-income securities	$1,967

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Proceeds from sales and maturities of nuclear decommissioning trust investments	$475	$766	$1,226	$2,135
Gross realized gains on securities	30	21	72	158
Gross realized losses on securities	(15)	(40)	(33)	(105)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2023
Customer credit trust
Short-term investments	$108	$—	$—	$108
Global equity securities	82	13	(3)	92
Fixed-income securities	123	—	(4)	119
Total	$313	$13	$(7)	$319
As of December 31, 2022
Customer credit trust
Short-term investments	$19	$—	$—	$19
Global equity securities	219	13	(14)	218
Fixed-income securities	516	—	(8)	508
Total	$754	$13	$(22)	$745

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2023
Less than 1 year	$—
1–5 years	31
5–10 years	27
More than 10 years	61
Total maturities of fixed-income securities	$119

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Proceeds from sales and maturities of customer credit trust investments	$151	$79	$455	$79
Gross realized gains on securities	9	8	17	8
Gross realized losses on securities (1)	(6)	(18)	(16)	(18)

(1) Includes $4 million and $7 million of impaired debt securities which were written down to their respective fair values during the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, respectively.

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

As of October 18, 2023, PG&E Corporation and the Utility are aware of approximately 125 complaints on behalf of at least 2,870 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 28, 2023, the court scheduled a new trial date for August 26, 2024.

In addition, on January 5, 2022, Cal Fire filed a complaint against the Utility in the coordinated proceeding seeking to recover approximately $90 million for fire suppression and other costs incurred in connection with the 2019 Kincade fire. The Utility filed an answer to Cal Fire’s complaint on February 4, 2022. On August 8, 2023, PG&E Corporation and the Utility entered an agreement with Cal Fire to resolve its claims arising from the 2019 Kincade fire.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.025 billion as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of September 30, 2023.

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

Loss Accrual (in millions)
Balance at December 31, 2022	$650
Accrued Losses	—
Payments	(274)
Balance at September 30, 2023	$376

The Utility has liability insurance coverage for third-party liability attributable to the 2019 Kincade fire in an aggregate amount of $430 million. As of September 30, 2023, the Utility recorded an insurance receivable for the full amount of $430 million.

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

On September 24, 2021, the Shasta County District Attorney’s Office (“Shasta D.A.”) charged the Utility with 11 felonies and 20 misdemeanors related to the 2020 Zogg fire, the 2020 Daniel fire, the 2020 Ponder fire, and the 2021 Woody fire. On September 24, 2021, PG&E Corporation and the Utility announced that they disputed the charges. They further announced that they would accept Cal Fire’s finding that a Utility electric line caused the 2020 Zogg fire, even though PG&E Corporation and the Utility did not have access to all of the evidence that Cal Fire gathered. On June 9, 2022, the Utility entered a plea of not guilty to all of the charges. At the conclusion of the preliminary hearing conducted in January and February 2023, the court dismissed 20 of the 31 counts, including all charges related to the three smaller fires as well as all charges relating to air contamination. On February 24, 2023, the Utility filed a motion to set aside 10 of the remaining 11 counts. On April 14, 2023, the court issued a written tentative ruling dismissing nine of the remaining counts and inviting the parties to submit additional briefing on the issues discussed in the tentative ruling. On May 31, 2023, the Utility and the Shasta D.A. filed a civil stipulated judgment (the “Zogg Stipulation”) for the Shasta D.A. to dismiss with prejudice all criminal charges against the Utility in connection with the 2020 Zogg fire. On May 31, 2023, the Shasta County Superior Court granted the Shasta D.A.’s motion to dismiss the pending criminal charges. Subject to the terms and conditions of the Zogg Stipulation, the Utility agreed to (1) pay a total of $50 million, which will not be recoverable through rates; (2) take certain wildfire mitigation actions consistent with its then-applicable wildfire mitigation plan and (3) extend the term of the independent compliance monitor to monitor the Utility’s compliance with certain commitments in Shasta County by approximately one year. After the Zogg Stipulation was entered by the Shasta County Superior Court, the Shasta D.A. moved to dismiss the charges with prejudice, which was granted by the court on June 14, 2023. As of September 30, 2023, PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements reflected $46 million within Other current liabilities in connection with the Zogg Stipulation.

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

As of October 18, 2023, PG&E Corporation and the Utility are aware of approximately 32 complaints on behalf of at least 541 plaintiffs related to the 2020 Zogg fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. The plaintiffs filed master complaints on August 6, 2021, and PG&E Corporation’s and the Utility’s answer was filed on September 7, 2021, and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. The court has set a trial date in the coordinated proceeding for April 8, 2024.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $400 million as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of September 30, 2023.

PG&E Corporation’s and the Utility’s accrued estimated losses represent the best estimate of the liability and do not include: (i) any claims related to the Cal OES complaint, (ii) any punitive damages, or (iii) any other amounts that are not reasonably estimable.

The following table presents changes in the best estimate of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2020 Zogg fire since December 31, 2022.

Loss Accrual (in millions)
Balance at December 31, 2022	$32
Accrued Losses	—
Payments	(19)
Balance at September 30, 2023	$13

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of September 30, 2023, the Utility recorded an insurance receivable for $373 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $400 million probable loss estimate less an initial self-insured retention of $60 million, plus $33 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

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

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. Based on the information currently available to the Utility, including its inspection records, operating and inspection protocols and procedures, implementation of those protocols and procedures, and day-of-event response, the Utility believes its personnel acted reasonably (within the meaning of the applicable prudency standard discussed under “Regulatory Recovery” below) given the information available at the time and followed applicable policies and protocols both before ignition and in the day-of-event response. While an intervenor in a future cost recovery proceeding may argue the Cal Fire Investigation Report itself creates serious doubt with respect to the reasonableness of the Utility’s conduct, PG&E Corporation and the Utility do not believe the report identifies sufficient facts to shift the burden of proof applicable in a proceeding for cost recovery to the Utility. (See “Regulatory Recovery” and “Wildfire Fund under AB 1054” below.) PG&E Corporation and the Utility disagree with many allegations in the Cal Fire Investigation Report and plan to vigorously contest them. However, if the CPUC or the FERC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable, the Utility would not be able to recover costs through FERC TO rates, or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

The United States Attorney’s Office for the Eastern District of California has issued a subpoena for documents. It is unclear whether the investigation is still pending. Other than the investigations that have been resolved, various entities, which may include other state and federal law enforcement agencies, may also be investigating the fire. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2021 Dixie fire. This investigation is ongoing.

On October 9, 2023, the SED submitted for adoption by the CPUC a draft resolution approving an Administrative Consent Order and Agreement between the SED and the Utility (the “Dixie ACO”). The Dixie ACO provides that the Utility would (i) pay $2.5 million to California’s General Fund; (ii) pay $2.5 million to tribes impacted by the 2021 Dixie fire; (iii) improve its electronic recordkeeping regarding patrols and inspections of distribution facilities, at an approximate cost of $40 million over five years, and the Utility may not seek recovery of such costs. The SED agreed to refrain from instituting any further enforcement proceedings against the Utility related to the 2021 Dixie fire. The Dixie ACO states that it does not constitute an admission or evidence of any wrongdoing, fault, omission, negligence, imprudence, or liability on the part of the Utility. The Dixie ACO also states that the parties to it intend that nothing in it shall affect whether the Utility may obtain recovery of costs and expenses incurred in connection with the 2021 Dixie fire, including for amounts drawn from the Wildfire Fund or otherwise sought through a cost recovery application to the CPUC. The Dixie ACO will be on the agenda for the CPUC’s November 16, 2023 meeting. In connection with the Dixie ACO, PG&E Corporation and the Utility recorded a liability of $5 million reflected in Other current liabilities on the Consolidated Financial Statements for the period ended September 30, 2023. For the recordkeeping initiative costs for which the Utility will not seek recovery, the Utility expects to record disallowances as such costs are incurred.

As of October 18, 2023, PG&E Corporation and the Utility are aware of approximately 161 complaints on behalf of at least 8,222 individual plaintiffs and a separate putative class complaint related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. On September 20, 2023, the court vacated the November 8, 2023 trial date and scheduled a new trial date for April 2, 2024. Cal Fire also filed a complaint largely repeating the allegations of the earlier Cal Fire Investigation Report and seeking damages for fire suppression and investigation costs.

On January 17, 2023, PG&E Corporation and the Utility reached an agreement with certain public entities to settle their claims for $24 million.

On March 2, 2023, PG&E Corporation and the Utility entered into an agreement with the insurance subrogation plaintiffs in the 2021 Dixie fire litigation to resolve their claims arising from the 2021 Dixie fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.175 billion as of December 31, 2022 (before available recoveries). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience to date in settling the claims of individual plaintiffs, PG&E Corporation and the Utility recorded an additional charge in the third quarter of 2023 for probable losses in connection with the 2021 Dixie fire of $425 million for an aggregate liability of $1.6 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.6 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) evacuation costs, (v) medical monitoring costs, or (vi) any other amounts that are not reasonably estimable.

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

Loss Accrual (in millions)
Balance at December 31, 2022	$1,131
Accrued Losses	425
Payments	(533)
Balance at September 30, 2023	$1,023

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of September 30, 2023, the Utility recorded an insurance receivable of $527 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $373 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of September 30, 2023, the Utility recorded a Wildfire Fund receivable of $600 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. The Utility also recorded a $88 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $454 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of October 18, 2023, PG&E Corporation and the Utility are aware of approximately six complaints on behalf of at least 233 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the Placer County Water Agency, a complaint on behalf of the Middle Fork Project Finance Authority, a complaint on behalf of El Dorado County, Placer County, Georgetown Divide Public Utility District, Georgetown Fire Protection District, and El Dorado County Water Agency, and five complaints on behalf of the subrogation insurers. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2022 (before available insurance). The aggregate liability remained unchanged as of September 30, 2023.

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

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $733 million, with a deductible of $60 million. As of September 30, 2023, the Utility recorded an insurance receivable of $58 million for probable insurance recoveries in connection with the 2022 Mosquito fire. As of September 30, 2023, the Utility also recorded a $9 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $51 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of September 30, 2023 are:

Potential Recovery Source (in millions)	2022 Mosquito fire	2021 Dixie fire
Insurance	$58	$527
FERC TO rates	9	88
WEMA	51	454
Wildfire Fund	—	600
Probable recoveries at September 30, 2023 (1)	$118	$1,669

(1) Includes legal costs.

The Utility could be subject to significant liability in connection with these wildfire events. If such liability is not recoverable from insurance or the other mechanisms described in this section, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

Insurance Coverage

In April 2022, the Utility purchased approximately $340 million in wildfire liability insurance coverage for the period from April 1, 2022 to April 1, 2023, at a cost of approximately $263 million. Additionally, the Utility purchased approximately $600 million in wildfire liability insurance in August 2022 for the period from August 1, 2022 to August 1, 2023, at a cost of approximately $516 million. The Utility’s wildfire liability insurance is subject to an initial self-insured retention of $60 million. In the nine months ended September 30, 2023, the Utility commuted $207 million of the $340 million in wildfire liability insurance coverage running from $757 million to $970 million. PG&E Corporation and the Utility did not procure additional wildfire liability insurance in April 2023 as they move to a program of self-insurance. See “Self-Insurance” below.

In April 2023, the Utility purchased approximately $710 million in non-wildfire liability coverage for the period from April 1, 2023 to April 1, 2024 at a cost of approximately $167 million. The Utility’s non-wildfire liability insurance is subject to an initial self-insured retention of $10 million.

As of September 30, 2023, PG&E Corporation and the Utility had prepaid insurance of $118 million, reflected in Other current assets on the Condensed Consolidated Balance Sheets.

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

Self-Insurance

On January 12, 2023, the CPUC approved a settlement agreement among the Utility and two parties to the proceeding pursuant to which the Utility’s wildfire liability insurance will be entirely based on self-insurance once all of the Utility’s existing wildfire liability insurance policies expire, which occurred on August 1, 2023. The self-insurance is funded through CPUC-jurisdictional rates at $400 million for test year 2023 and subsequent years until $1.0 billion of unimpaired self-insurance is reached. If losses are incurred, the settlement agreement contains an adjustment mechanism designed to adjust customer funded self-insurance based on the amount of wildfire related liabilities incurred in the previous year. For 2024, 2025, and 2026, if the estimated claims for wildfire events from the immediately preceding year exceed the amount collected for self-insurance in that same year, the self-insurance amount to be collected through rates during the following year would increase by 50% of the difference between the self-insurance amount collected and estimated claims for events in the immediately preceding year. The settlement agreement includes a 5% deductible, capped at a maximum of $50 million, on claims that are incurred each year. The settlement agreement prohibits the Utility from purchasing additional wildfire liability insurance from the commercial insurance market.

Insurance Receivable

Through September 30, 2023, PG&E Corporation and the Utility recorded $430 million, $373 million, $527 million, and $58 million for probable insurance recoveries in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2022 Mosquito fire	2021 Dixie fire	2020 Zogg fire	2019 Kincade fire	Total
Balance at December 31, 2022	$45	$530	$118	$101	$794
Accrued insurance recoveries (1)	13	(3)	3	—	13
Reimbursements	—	(200)	(68)	(101)	(369)
Balance at September 30, 2023	$58	$327	$53	$—	$438

(1) For the nine months ended September 30, 2023, the accrued insurance recoveries decreased for the 2021 Dixie fire with a corresponding increase to the 2020 Zogg fire for $3 million.

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of September 30, 2023, the Utility recorded reductions of $88 million and $9 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of September 30, 2023, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $454 million and $51 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, the California governor signed into law AB 1054, a bill which provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of September 30, 2023 reflects an expectation that the Coverage Year will be based on the calendar year.

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

Before the expiration of any current safety certification, the Utility must request a new safety certification from the OEIS, which the Utility expects to be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to Section 8389(e) of the Public Utilities Code, added by AB 1054. An issued safety certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. On December 13, 2022, OEIS approved the Utility’s 2022 application and issued the Utility’s 2022 safety certification. The OEIS has set December 12, 2023 as the deadline for the Utility to file its 2023 application.

The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion of proceeds of bonds supported by a 15-year extension of the DWR charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by the participating electric IOUs for a 10-year period.

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

As of September 30, 2023, PG&E Corporation and the Utility recorded $600 million in Other noncurrent assets for Wildfire Fund receivables related to the 2021 Dixie fire.

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

Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, PG&E Corporation believes it is probable that it will incur a loss in connection with these matters. PG&E Corporation has recorded a liability in the aggregate amount of $300 million (before available insurance), which represents its best estimate of probable losses for the Wildfire-Related Securities Claims. PG&E Corporation believes that it is reasonably possible that the amount of loss could be greater or less than the accrued estimated amount due to the number of plaintiffs and the complexity of the litigation, and because a class settlement, if any, would be subject to, among other things, approval by the Bankruptcy Court and the District Court, and class members would have the right to opt out of any such settlement.

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain current and former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint, which motions are under submission with the District Court. On September 30, 2022, the District Court issued an order staying the action pending resolution of the bankruptcy proceedings. Accordingly, the District Court administratively closed the case, subject to a motion by the parties thereto to reopen the case. On October 31, 2022, PERA filed a notice of appeal of the District Court’s order staying the action. PERA filed its opening brief on March 6, 2023, the answering brief was filed on May 8, 2023, and PERA filed its reply on May 30, 2023. Oral argument was held on September 13, 2023.

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

On July 2, 2020, PERA filed a notice of appeal of the Confirmation Order to the District Court, solely to the extent of seeking review of that part of the Confirmation Order approving the Insurance Deduction (as defined in the Plan) with respect to the formula for the determination of the HoldCo Rescission or Damage Claims Share. On August 10, 2021, the District Court issued an order affirming the Bankruptcy Court’s ruling with respect to the Insurance Deduction. On September 9, 2021, PERA filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit Court of Appeals heard oral argument on May 5, 2023. On May 16, 2023, the Ninth Circuit Court of Appeals issued its decision affirming the District Court’s order. The time for appeal has expired.

On September 1, 2020, PG&E Corporation and the Utility filed a motion (the “Securities Claims Procedures Motion”) with the Bankruptcy Court to approve procedures to help facilitate the resolution of the Subordinated Claims. The motion, among other things, requested approval of procedures allowing PG&E Corporation and the Utility to collect trading information with respect to the Subordinated Claims, to engage in an alternative dispute resolution process for resolving disputed Subordinated Claims, and to file certain omnibus claim objections with respect to the Subordinated Claims. On January 25, 2021, the Bankruptcy Court granted the Securities Claims Procedures Motion.

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

On May 16, 2022 and May 31, 2022, the Utility filed a compliance filing and a refund report describing the adjustments made to the transmission revenue requirement, adjusted rates, and the calculation and mechanism of the refunds based on the FERC’s TO18 orders, including the orders on common plant, depreciation, the TCJA, and ROE. On May 18, 2023, the FERC issued an order rejecting a revised compliance filing regarding the TCJA. On June 20, 2023, the Utility filed a further compliance filing and a request for rehearing of the FERC’s order. On July 21, 2023, the FERC issued an order denying rehearing by operation of law. The Utility has filed an appeal in the D.C. Circuit Court of Appeals. The appeal has been consolidated with the other appeals from the FERC’s TO18 orders and is being held in abeyance until the FERC addresses the ROE issue on rehearing. For the TCJA issue, on September 27, 2023, the Utility submitted a request for a private letter ruling with the IRS to obtain clarification regarding the appropriate disposition of the matter. The outcome of the private letter ruling may impact the outcome of the Utility’s request for rehearing. The Utility expects to issue the refund after the FERC issues a decision on the compliance filing.

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

As a result of an order denying rehearing on the common plant allocation, the Utility increased its regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the third quarter of 2023 by approximately $479 million. A portion of these common plant costs are expected to be recovered at the CPUC in a separate application and as a result, the Utility recorded approximately $297 million to Regulatory assets.

Under its formula rate, the Utility submits an annual update to the FERC each December for rates to go into effect on January 1 of the following year. Parties have protested the Utility’s annual updates, and these protests are pending before the FERC.

On October 24, 2023, the Utility filed a waiver request for certain inputs to the formula rate related to the cost of long-term debt and certain underwriting fees. The waiver request is pending before the FERC.

2022 WMCE Interim Rate Relief Subject to Refund

On December 15, 2022, the Utility filed an application with the CPUC requesting cost recovery of approximately $1.36 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.29 billion (the “2022 WMCE application”). The costs addressed in this application reflect costs related to wildfire mitigation and certain catastrophic events, as well as the implementation of various customer-focused initiatives. These costs were incurred primarily in 2021.

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

On June 23, 2023, the ALJ revised the procedural schedule so that a PD will be issued by the second quarter of 2024.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $71 million and $69 million as of September 30, 2023 and December 31, 2022, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

The plaintiff appealed the decision dismissing the complaint to the District Court. On March 26, 2021, the District Court affirmed the Bankruptcy Court’s dismissal of this action, and the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On February 28, 2022, the Ninth Circuit Court of Appeals entered an order certifying two questions of state law to the California Supreme Court. On June 1, 2022, the California Supreme Court accepted certification of the questions. The plaintiff filed its opening brief on July 1, 2022. The Utility’s answering brief was filed on August 31, 2022, and the plaintiff’s reply brief was filed on October 20, 2022. The Supreme Court of California heard oral argument on September 6, 2023 and is expected to issue a decision on the two questions certified by the Ninth Circuit of Appeals by December 5, 2023.

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

Based on the information available, PG&E Corporation and the Utility believe it is probable that a liability has been incurred. Accordingly, PG&E Corporation and the Utility have recorded charges for amounts that are not material. PG&E Corporation and the Utility do not believe that the resolution of this matter will have a material impact on their financial condition, results of operations, or cash flows.

Tax Matters

PG&E Corporation’s tax returns have been accepted through 2015 for federal income tax purposes, except for a few matters, the most significant of which relate to the deductibility of approximately $850 million in repair costs for gas transmission and distribution lines and $400 million in customer bill credits, which the Utility incurred in connection with the decision issued in 2015 for the San Bruno natural gas explosion in September of 2010. The IRS is auditing tax years 2015 through 2018.

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

	Balance at
(in millions)	September 30, 2023	December 31, 2022
Topock natural gas compressor station	$282	$284
Hinkley natural gas compressor station	106	110
Former MGP sites owned by the Utility or third parties (1)	837	750
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	117	112
Fossil fuel-fired generation facilities and sites (3)	25	26
Total environmental remediation liability	$1,367	$1,282

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

The Utility’s environmental remediation liability as of September 30, 2023, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of September 30, 2023, the Utility expected to recover $1.13 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $229 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $598 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

The Lease required the Landlord to pursue approvals to subdivide the real estate it owns surrounding the Lakeside Building to create a separate legal parcel that contains the Lakeside Building (the “Property”) that can be sold to the Utility, and the process of subdividing the real estate was completed on February 6, 2023.

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of September 30, 2023, approximately 659,000 rentable square feet of the leased premises has been made available for use by the Utility.

On July 11, 2023, the Utility and the Landlord entered into an Amendment to Office Lease and an Agreement of Purchase and Sale and Joint Escrow Instructions, pursuant to which the Utility was deemed to have exercised its option to purchase the Property, as modified. Pursuant to the Purchase and Sale and Joint Escrow Instructions, the purchase price of the Property will be $906 million, with deposits applicable to such purchase price of $150 million paid by July 11, 2023, $250 million to be paid on or before July 11, 2024, and the remaining $506 million to be paid at closing in June 2025. Additionally, the $75 million option payment letter of credit was returned to the Utility. The Utility will also receive a credit of approximately $172 million towards the final payment, subject to adjustments, which represents the estimated outstanding principal balance of a loan carried by the Property that will be assigned to, and assumed by, the Utility at closing. The Utility will continue to lease the Property pursuant to the Lease, as amended, until closing.

The execution of the Amendment to Office Lease Agreement on July 11, 2023 triggered a modification of the Lease, which resulted in the Lease being remeasured and reclassified from an operating lease to a financing lease during the quarter ended September 30, 2023.

As of September 30, 2023, the Utility has recorded $787 million in Financing lease right of use assets, $130 million in accumulated amortization, $237 million in leasehold improvements, which includes $156 million that was provided to the Utility as lease incentives, $254 million in current Financing lease liabilities, and $559 million in noncurrent Financing lease liabilities in the Condensed Consolidated Financial Statements primarily related to the Lease, as amended.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of September 30, 2023, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchanges

On July 8, 2021, PG&E Corporation, the Utility, ShareCo and the Fire Victim Trust entered into the Share Exchange and Tax Matters Agreement, pursuant to which PG&E Corporation and the Utility made a “grantor trust” election for the Fire Victim Trust effective retroactively to the inception of the Fire Victim Trust. As a result of the grantor trust election, shares of PG&E Corporation common stock owned by the Fire Victim Trust are treated as held by the Utility and, in turn attributed to PG&E Corporation for income tax purposes. On each of January 9, 2023, April 11, 2023, and July 12, 2023, the Fire Victim Trust exchanged 60,000,000 Plan Shares, for an equal number of New Shares in the manner contemplated by the Share Exchange and Tax Matters Agreement; the Fire Victim Trust thereafter reported that it sold the applicable New Shares. As of September 30, 2023, to the knowledge of PG&E Corporation, the Fire Victim Trust had sold 410,000,000 shares of PG&E Corporation common stock in the aggregate.

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

ITEM 5. OTHER INFORMATION

On June 7, 2023, Cheryl F. Campbell, who serves as a non-employee director on each of PG&E Corporation’s and the Utility’s Boards of Directors and is Chair of the Utility’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 10,000 shares of PG&E Corporation common stock. The trading arrangement terminated on the execution of the sale of all 10,000 shares on September 12, 2023.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version Amended and Restated Articles of Incorporation of PG&E Corporation, filed on June 22,2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K dated December 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2		Bylaws of PG&E Corporation, Amended and Restated as of May 18, 2023 (incorporated by reference to PG&E Corporation’s Form 8-K dated May 18, 2023 (File No. 1-12609)

3.3
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.4		Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 18, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 18, 2023 (File No. 1-2348)

10.1
Amendment to Office Lease, dated as of July 11, 2023, by and between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q dated June 30, 2023 (File No. 1-2348), Exhibit 10.7)

10.2	*	PG&E Corporation Supplemental Retirement Savings Plan, as amended effective as of September 12, 2023, and frozen after December 31, 2004

10.3	*	PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective as of September 12, 2023

10.4	*	PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of September 12, 2023

10.5	*	PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective as of September 12, 2023

10.6	*	PG&E Corporation 2012 Officer Severance Policy, as amended effective as of September 12, 2023

31.1	**	Certifications of Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certifications of Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of Principal Executive Officer and Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: October 25, 2023