Form 10-Q
period 2024-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2024-04-25
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					March 31, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 17, 2024:
PG&E Corporation:	2,614,901,996*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2
OTHER INFORMATION	Part II, Item 5

EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2023 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2023
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q for the period ended March 31, 2024
AB	Assembly Bill
ALJ	administrative law judge
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	United States Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited

NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility
PCWA	Placer County Water Agency
PD	proposed decision
PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TCJA	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•significant changes to the electric power and natural gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for electricity and natural gas, driven by customer self-generation, customer departures to community choice aggregators, direct access providers, and government-owned utilities, and legislative mandates to reduce the use of natural gas; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources and changing customer demand for its natural gas and electric services;

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

•the outcome of current and future self-reports, investigations or other enforcement actions, agency compliance reports, or notices of violation that could be issued related to the Utility’s compliance with laws, rules, regulations, or orders applicable to its gas and electric operations; the construction, expansion, or replacement of its electric and gas facilities; electric grid reliability; audit, inspection and maintenance practices; customer billing and privacy; physical and cybersecurity protections; environmental laws and regulations; or otherwise, such as fines; penalties; remediation obligations; or the implementation of corporate governance, operational or other changes in connection with the EOEP;

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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors in this Form 10-Q and the 2023 Form 10-K and a detailed discussion of these matters contained in Item 7. MD&A in the 2023 Form 10-K and Item 2 in this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

PG&E Corporation’s and the Utility’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements are available free of charge on both PG&E Corporation’s website, www.pgecorp.com, and the Utility's website, www.pge.com, as promptly as practicable after they are filed with, or furnished to, the SEC. Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “Wildfire and Safety Updates” and “News & Events: Events & Presentations” tabs, respectively, in order to publicly disseminate such information. Specifically, within two hours during business hours or four hours outside of business hours of the determination that an incident is attributable or allegedly attributable to the Utility’s electric facilities and has resulted in property damage estimated to exceed $50,000, a fatality or injury requiring overnight in-patient hospitalization, or significant public or media attention, the Utility is required to submit an electric incident report including information about such incident to the CPUC. The information included in an electric incident report is limited and may not include important information about the facts and circumstances about the incident due to the limited scope of the reporting requirements and timing of the report and is necessarily limited to information to which the Utility has access at the time of the report. Ignitions are also reportable under CPUC Decision 14-02-015 when they involve self-propagating fire of material other than electrical or communication facilities; the fire traveled greater than one linear meter from the ignition point; and the Utility has knowledge that the fire occurred. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such websites is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors in the 2023 Form 10-K, as supplemented below and the section of this quarterly report entitled “Forward-Looking Statements.”

PG&E Corporation is a holding company and relies on dividends, distributions and other payments, advances, and transfers of funds from the Utility to pay dividends on its common stock and meet its obligations.

PG&E Corporation conducts its operations primarily through its subsidiary, the Utility, and substantially all of PG&E Corporation’s consolidated assets are held by the Utility. Accordingly, PG&E Corporation’s cash flow, ability to pay dividends on its common stock, and ability to meet its debt service obligations under its existing and future indebtedness largely depend upon the earnings and cash flows of the Utility and the distribution of these earnings and cash flows to PG&E Corporation. The ability of the Utility to pay dividends or make other advances, distributions, and transfers of funds will depend on its results of operations and is restricted by, among other things, applicable laws limiting the amount of funds available for payment of dividends and certain restrictive covenants contained in financing agreements. See “Liquidity and Financial Resources” in Item 7. MD&A in the 2023 Form 10-K. The Utility must use its resources to satisfy its own obligations, including its obligation to serve customers, to pay principal and interest on outstanding debt, to meet its obligations to employees and creditors, and to pay preferred stock dividends, before it can distribute cash to PG&E Corporation. In particular, the CPUC requires PG&E Corporation’s and the Utility’s Boards of Directors to give first priority to the capital requirements of the Utility, as determined to be necessary and prudent to meet the Utility’s obligation to serve or to operate the Utility in a prudent and efficient manner. The CPUC also regulates the Utility’s capital structure. Dividend payments on PG&E Corporation’s common stock are also subject to the discretion of PG&E Corporation’s Board of Directors. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Item 1.

The deterioration of income from, or other available assets of, the Utility for any reason could limit or impair the Utility’s ability to pay dividends or make other distributions to PG&E Corporation, which could, in turn, materially and adversely affect PG&E Corporation’s ability to pay common stock dividends or meet other obligations.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined quarterly report of PG&E Corporation and the Utility and should be read in conjunction with each company’s Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Item 1. It should also be read in conjunction with the 2023 Form 10-K.

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

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include Enhanced Powerline Safety Settings (“EPSS”), PSPS, vegetation management, asset inspections, and system hardening. In particular, in 2023, the Utility introduced or expanded its use of several measures including downed conductor detection, partial voltage force outs, and transmission operational controls. The Utility is also focused on undergrounding more lines each year while using economies of scale to make undergrounding more cost efficient. These initiatives have significantly reduced the number of CPUC-reportable ignitions and the number of acres burned. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility can retain or contract for the workforce necessary to execute its wildfire mitigation actions.

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

The financial impact of past wildfires is significant. As of March 31, 2024, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.125 billion, $400 million, $1.6 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses, with the exception of amounts relating to the 2020 Zogg fire, which represent the best estimate of the liability, but do not include all categories of potential damages and losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies. As of March 31, 2024, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $374 million for the 2020 Zogg fire, $526 million for the 2021 Dixie fire, and $68 million for the 2022 Mosquito fire.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of March 31, 2024, the Utility has recorded a Wildfire Fund receivable of $600 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of March 31, 2024, the Utility has recorded receivables for regulatory recovery of $576 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

•The Timing and Outcome of Ratemaking and Other Proceedings. Regulatory ratemaking proceedings are a key aspect of the Utility’s business. The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administrative and general expenses) and capital costs (e.g., depreciation and financing expenses). The CPUC also authorizes the Utility to collect revenues to recover costs that the Utility is allowed to pass through to customers, including its costs to procure electricity and natural gas for customers and to administer public purpose and customer programs. Although the Utility generally seeks to recover its recorded costs on a timely basis, in recent years, the amount of the costs recorded in memorandum and balancing accounts has increased. Other proceedings that could impact the Utility’s business profile and financial results include actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions, and the Utility’s application to transfer its non-nuclear generation assets to Pacific Generation and potentially sell a minority interest in Pacific Generation. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 3 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1, and “Regulatory Matters” below.

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

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A. Risk Factors in this Form 10-Q and the 2023 Form 10-K and “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $32.9 billion and a California net operating loss carryforward of approximately $32.6 billion as of December 31, 2023.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. For example, although PG&E Corporation had 2,614,901,996 shares outstanding as of April 17, 2024, only 2,137,158,406 shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of April 17, 2024 was 3.88% of PG&E Corporation’s outstanding shares.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2024 and 2023. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Consolidated Total	$732	$569
PG&E Corporation	(46)	(54)
Utility	$778	$623

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended March 31,
(in millions)	2024	2023
Electric operating revenues	$4,052	$4,119
Natural gas operating revenues	1,809	2,090
Total operating revenues	5,861	6,209
Cost of electricity	321	522
Cost of natural gas	529	916
Operating and maintenance	2,631	2,674
SB 901 securitization charges, net	—	273
Wildfire-related claims, net of recoveries	(1)	(2)
Wildfire Fund expense	78	117
Depreciation, amortization, and decommissioning	1,022	1,077
Total operating expenses	4,580	5,577
Operating Income	1,281	632
Interest income	134	110
Interest expense	(654)	(520)
Other income, net	79	84
Income Before Income Taxes	840	306
Income tax provision (benefit)	59	(320)
Net Income	781	626
Preferred stock dividend requirement	3	3
Income Available for Common Shareholders	$778	$623

Operating Revenues

The Utility’s electric and natural gas operating revenues decreased by $348 million, or 6%, in the three months ended March 31, 2024, compared to the same period in 2023. These decreases were primarily due to:

•the recognition of approximately $585 million in revenues authorized in the final 2020 WMCE decision in the three months ended March 31, 2023, with no comparable revenues in 2024; and

•a decrease in revenues to recover the cost of electricity procurement (which decreased by approximately $200 million) and the cost of natural gas (which decreased by approximately $390 million) in the three months ended March 31, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See “Cost of Electricity” and “Cost of Natural Gas” below.

Partially offset by:

•approximately $650 million in increased base revenues authorized in the 2023 GRC in the three months ended March 31, 2024, as compared to the same period in 2023; and

•approximately $275 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended March 31, 2024, as compared to the same period in 2023.

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

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of purchased power, net	$232	$140
Fuel used in generation facilities	89	382
Total cost of electricity	$321	$522

The Cost of electricity decreased by $201 million in the three months ended March 31, 2024 as compared to the same period in 2023. These decreases were primarily the result of lower natural gas market prices, which contributed to decreases in both fuel costs and CAISO market revenues.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of natural gas sold	$480	$877
Transportation cost of natural gas sold	49	39
Total cost of natural gas	$529	$916

The Cost of natural gas decreased by $387 million in the three months ended March 31, 2024 as compared to the same period in 2023. These decreases were primarily the result of lower natural gas market prices.

Operating and Maintenance

The Utility’s Operating and maintenance expenses decreased by $43 million, or 2%, in the three months ended March 31, 2024, compared to the same period in 2023. These decreases were primarily due to:

•the recognition of approximately $420 million of previously deferred expenses authorized in the final 2020 WMCE decision in the three months ended March 31, 2023.

Partially offset by:

•the recognition of approximately $110 million of previously deferred expenses as a result of the 2023 GRC in the three months ended March 31, 2024, with no comparable costs in 2023; and

•the recognition of approximately $275 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended March 31, 2024, with no comparable costs in 2023.

SB 901 Securitization Charges, Net

The Utility’s SB 901 securitization charges, net decreased by $273 million, or 100%, in the three months ended March 31, 2024, compared to the same period in 2023. In the three months ended March 31, 2023, the Utility recorded charges of $273 million representing the amounts that are refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock, with no comparable charges in the same period in 2024. For more information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Recoveries

There was no material change to Wildfire-related claims, net of recoveries for the periods presented.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense decreased by $39 million, or 33%, in the three months ended March 31, 2024, compared to the same period in 2023. This decrease was due to the increase in the estimated period of coverage of the Wildfire Fund from 15 to 20 years. For more information, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization and decommissioning expenses decreased by $55 million, or 5%, in the three months ended March 31, 2024, compared to the same period in 2023. These decreases were primarily due to the recognition of deferred depreciation expense in the first quarter of 2023 as a result of the 2020 WMCE final decision, a reduction to nuclear decommissioning expense as a result of the 2021 Nuclear Decommissioning Cost Triennial Proceeding final decision, and lower depreciation rates authorized in the 2023 GRC.

Interest Income

The Utility’s Interest income increased by $24 million, or 22%, in the three months ended March 31, 2024, compared to the same period in 2023. These increases were primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

The Utility’s Interest expense increased by $134 million, or 26%, in the three months ended March 31, 2024 compared to the same period in 2023. These increases were primarily due to an increase in long term debt with higher fixed interest rates and an increase in short-term debt with higher variable interest rates.

Other Income, Net

There was no material change to Other income, net for the periods presented.

Income Tax Provision (Benefit)

The Utility’s Income tax provision increased by $379 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an decrease in the tax benefit recognized related to the Fire Victim Trust’s sale of PG&E Corporation common stock in the three months ended March 31, 2024, compared to the same period in 2023.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended March 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	2.3%	(26.7)%
Effect of regulatory treatment of fixed asset differences (2)	(13.1)%	(35.6)%
Tax credits	(0.5)%	(0.8)%
Fire Victim Trust (3)	—%	(63.0)%
Other, net	(2.7)%	0.2%
Effective tax rate	7.0%	(104.9)%

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
(3) Includes the tax effect of the Fire Victim Trust’s sale of PG&E Corporation common stock. For more information, see “Tax Matters” in Item 7. MD&A and Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

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

As of March 31, 2024, PG&E Corporation and the Utility had access to approximately $4.4 billion of total liquidity comprised of approximately $527 million of Utility’s cash and cash equivalents, $131 million of PG&E Corporation’s cash and cash equivalents and $3.8 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

Credit Ratings

Credit ratings impact the cost and availability of short-term borrowings, including credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. Contracts which may require collateral postings include the Utility's power and natural gas commodity, transportation, services, and environmental products agreements. Because the Utility’s credit rating remains below investment grade, the Utility generally does not receive unsecured credit from its energy procurement counterparties and it may be required to increase its collateral postings if its credit rating is downgraded.

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

As of March 31, 2024, the Utility had contributed $435 million to its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance, of which approximately $8 million was classified as Restricted cash due to minimum capital and surplus requirements (see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1).

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

On February 28, 2024, the Utility completed the sale of (i) $850 million aggregate principal amount of 5.550% First Mortgage Bonds due 2029, (ii) $1.1 billion aggregate principal amount of 5.800% First Mortgage Bonds due 2034 and (iii) $300 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The Utility used the net proceeds for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

Credit Facilities and Term Loans

As of March 31, 2024, PG&E Corporation and the Utility had $500 million and $3.3 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. The facility limit fluctuates between $1.25 billion and $1.5 billion depending on the periods set forth in the transaction documents. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

Utility

On April 16, 2024, the Utility amended its existing term loan agreement to combine its $400 million 2-year tranche loan maturing April 19, 2024 and its $125 million 364-day tranche loan maturing April 16, 2024 into a single loan of $525 million maturing April 15, 2025. The loan bears interest based on the Utility’s election of either (1) Term Secured Overnight Financing Rate (“SOFR”) (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375% or (2) the alternative base rate plus an applicable margin of 0.375%.

For more information, see “Credit Facilities and Term Loans” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Other Financings

The Utility is seeking financing through the Energy Infrastructure Reinvestment category of the DOE’s Clean Energy Financing Program to help fund California’s clean energy transition.

On February 20, 2024, the Utility entered into an agreement with Citizens Energy Corporation (“Citizens”) pursuant to which the Utility may lease to Citizens entitlements to certain transmission assets. The costs related to such leased entitlements are and will continue to be excluded from the Utility’s FERC transmission rates for the duration of the lease. The Utility may offer Citizens up to five lease options over the term of the agreement, for a total investment by Citizens of up to $1.0 billion. If Citizens exercises and the parties close on a lease option, the Utility will receive an upfront payment as prepaid rent for that lease, which is expected to average approximately $200 million per lease, and the rate base associated with the leased entitlements will go into Citizens’ rate base, rather than the Utility’s, for 30 years. The transactions contemplated by the agreement are subject to FERC and CPUC approval.

Dividends

Utility

On February 13, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on May 15, 2024 to holders of record as of April 30, 2024.

On February 13, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million, which was paid to PG&E Corporation on March 25, 2024.

PG&E Corporation

On February 13, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, totaling $21 million, which was paid on April 15, 2024, to holders of record as of March 28, 2024.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the three months ended March 31, 2024 and 2023.

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$2,309	$1,262
Net cash used in investing activities	(2,930)	(2,140)
Net cash provided by financing activities	769	1,314
Net change in cash, cash equivalents, and restricted cash	$148	$436

Operating Activities

Net cash provided by operating activities increased by $1.0 billion, or 83%, during three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to a decrease in amounts paid for natural gas and in amounts paid for repair and restoration work performed during the three months ended March 31, 2024, as compared to the same period in 2023, due to a decrease in natural gas commodity prices and a decrease in declared winter storm events in the Utility’s service area, respectively. Additionally, during the three months ended March 31, 2024, there was an increase in collections through rates as a result of the 2023 GRC decision that was issued in November 2023.

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

Future cash flow from operating activities will be affected by various factors, including:

•the timing and amount of costs in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire and the timing and amount of any potential related insurance, the Wildfire Fund, and regulatory recoveries;

•the timing and amount of costs in connection with future wildfires and the timing and amount of any potential related insurance, including funds available from self-insurance and the Wildfire Fund (see “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1);

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

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed under “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the three months ended March 31, 2024, compared to March 31, 2023.

(in millions)	Three Months Ended March 31,
Cash used in investing activities - 2023	$(2,140)
Capital expenditures	(350)
Net purchases related to customer credit trust investments	(438)
Other investing activities	(2)
Net increase in cash used in investing activities	$(790)
Cash used in investing activities - 2024	$(2,930)

Net cash used in investing activities increased by $790 million, or 37%, during the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to $350 million of customer credit trust investment purchases in 2024 with no similar transaction in 2023. In addition, capital expenditures increased by $350 million in 2024 compared to 2023 primarily due to being able to complete more planned capital work in 2024 as result of fewer winter storm events.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur $10.4 billion of capital expenditures in 2024. Additionally, future cash flows used in investing activities could be impacted by the timing and amount of contributions to the self-insurance captive (see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and to the customer credit trust, including $650 million to be contributed by 2025 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1).

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the three months ended March 31, 2024, compared to March 31, 2023.

(in millions)	Three Months Ended March 31,
Cash provided by financing activities - 2023	$1,314
Net borrowings under credit facilities	(440)
Repayments of long-term debt	(450)
Issuance of long-term debt	36
Proceeds related to DWR Loans	232
Equity contributions from PG&E Corporation, net of dividend payments to PG&E Corporation	105
Other financing activities	(28)
Net decrease in cash provided by financing activities	$(545)
Cash provided by financing activities - 2024	$769

Net cash provided by financing activities decreased by $545 million, or 41%, during the three months ended March 31, 2024 as compared to the same period in 2023. The decreases were primarily due to:

•a $440 million decrease in net borrowings under credit facilities; and

•a $450 million increase in repayments related to long-term debt.

Partially offset by:

•$232 million in proceeds related to the DWR loan in 2024, with no similar transaction in 2023.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments. Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of the potential sale of a minority interest in Pacific Generation to one or more investors to be identified and, the timing and outcome of future AB 1054 securitization transactions, dividend payments, and equity contributions from PG&E Corporation.

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

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the OEIS, the NRC, and other federal and state regulatory agencies. The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Except as otherwise noted, PG&E Corporation and the Utility are unable to predict the timing and outcome of the following proceedings.

During the three months ended March 31, 2024 and through the date of this filing, key updates to regulatory and legislative matters were as follows:

•On March 29, 2024, the Utility submitted an application for net recovery of $418 million of costs associated with extended operations at Diablo Canyon.

•On March 20, 2024, the assigned ALJ in the 2023 Cost of Capital proceeding issued a PD that would deny intervenors’ petition for modification.

•On March 15, 2024, the CPUC granted the Utility’s request to delay $650 million of contributions to the customer credit trust from 2024 to 2025.

•On March 15, 2024, the CPUC’s assigned ALJ issued a PD that would deny the application regarding Pacific Generation.

•On March 7, 2024, the CPUC approved a final decision in the WGSC proceeding authorizing the Utility to recover $516 million in interim rates to be recovered over 12 months starting April 1, 2024.

•On February 2, 2024, the CPUC issued a final resolution approving an Administrative Consent Order and Agreement between the SED and the Utility regarding the 2021 Dixie fire.

•On December 29, 2023, the OEIS issued a final decision approving the Utility’s 2023-2025 WMP, which the CPUC ratified on February 15, 2024. The OEIS issued a safety certificate for the Utility on January 22, 2024.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such requests. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps on cost recovery. These accounts, which include the CEMA, WEMA, Fire Hazard Prevention Memorandum Account (“FHPMA”), FRMMA, WMPMA, VMBA, WMBA, and Microgrids Memorandum Account (“MGMA”) among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, certain third-party wildfire claims, and insurance costs. While the Utility generally expects such costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of March 31, 2024, the Utility had recorded an aggregate amount of approximately $4.6 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $1.1 billion was authorized for recovery and accounted for as current, and $3.5 billion was accounted for as long term as of March 31, 2024. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

If the amount of the costs recorded in these accounts continues to increase, or the delay between incurring and recovering costs lengthens, PG&E Corporation and the Utility may incur additional financing costs. If the Utility does not recover the full amount of its recorded costs, the difference between the recorded and recovered amounts would be written off as a non-cash disallowance. Such disallowances could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

For more information, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1, and “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications” and “Wildfire and Gas Safety Costs Recovery Application” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the three months ended March 31, 2024 are summarized in the following table:

Proceeding	Request (1)	Status
2021 WMCE	Revenue requirement of approximately $1.47 billion	Partial settlement agreement to recover $721 million of revenue requirement approved August 2023.
2022 WMCE	Revenue requirement of approximately $1.29 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023. Partial settlement filed December 2023.
2023 WMCE	Revenue requirement of approximately $1.86 billion	Application filed December 2023.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.

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

On March 14, 2024, the CPUC extended the deadline to resolve the remaining issues in the proceeding to June 30, 2024.

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

The CPUC’s procedural schedule indicates that a PD will be issued by the second quarter of 2024.

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

The recorded expenditures consist of $1.6 billion in expenses and $559 million in capital expenditures. Of these amounts, approximately 15% of expense, or $239 million, and 30% of capital expenditures, or $167 million, relate to the Utility’s response to the 2022-2023 extreme winter storms CEMA event.

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

The CPUC’s procedural schedule indicates a final decision by the second quarter of 2025.

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

In connection with the WGSC application, the Utility also requested interim rate relief of $583 million. The remaining $105 million would be recovered after the CPUC issues a final decision. On March 7, 2024, the CPUC approved a final decision authorizing the Utility to recover $516 million in interim rates to be recovered over at least 12 months starting April 1, 2024.

The ALJ has adopted a schedule that would result in a PD on the wildfire mitigation costs by January 2025 and a final decision on the gas safety and electric modernization costs by June 2025.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the three months ended March 31, 2024 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Phase 2: balancing account for additional energization costs	Final decision on Phase 1 issued November 2023. PD on Phase 2 expected by the end of the second quarter of 2024.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Final decision issued December 2022, adopting a 10% ROE. PD that would deny the intervenor petition for modification issued March 2024.
Cost of Capital Adjustment Mechanism	Increase ROE to 10.7% and cost of debt to 4.66%	Approved December 2023.
TO18, TO19, and TO20	See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1	Settlement in principle reached February 2024.
TO21	Revenue requirement of $2.83 billion for 2024	Accepted except as to CAISO adder December 2023. Request for rehearing filed January 2024.

2023 General Rate Case

Phase 1

On November 17, 2023, the CPUC issued a final decision on Phase 1, Tracks 1 and 2. For more information, see “Regulatory Matters” in the 2023 Form 10-K.

Phase 2

On September 15, 2023, the Utility served opening testimony proposing to establish a balancing account to record and recover energization costs incremental to the forecasts of the Utility’s Phase 1 2023 GRC. Energization activities include new business connections and capacity-related work to allow for the connections and reduce energization timelines. The Utility proposed to record to the balancing account actual capital expenditures for these programs, with recorded costs for a given year to be recovered through the following year’s rates and subject to reasonableness review in the 2027 GRC application. Costs recorded to the account would be subject to an annual cap, which is designed to effectuate an electric distribution average rate impact of no more than 2.5%, calculated based on the Utility’s adopted GRC electric distribution revenue requirement for the applicable year beginning in 2024. Based on the final decision on Phase 1, the cap would equate to approximately $183 million of revenue requirement and incremental capital expenditures of approximately $1.26 billion. A PD on the balancing account proposal is expected in the second quarter of 2024.

Cost of Capital Proceedings

2023 Cost of Capital Application

On December 19, 2022, the CPUC issued a final decision adopting a new cost of capital including ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023. On January 10, 2023, the CPUC issued a decision correcting certain typographical errors in the final decision. On December 14, 2023, certain intervenors filed a petition for modification requesting that the 2023 Cost of Capital decision be modified to, among other things, suspend application of the cost of capital adjustment mechanism pending further CPUC decision. On March 20, 2024, the assigned ALJ issued a PD that would deny the petition for modification.

The 2023 cost of capital application also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The decision deferred consideration of the proposal to a second phase of the proceeding. The assigned ALJ has set a schedule that would fully resolve the proceeding by October 31, 2024.

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

On December 22, 2023, the CPUC approved the Utility’s advice letter. As a result, the Utility is authorized to collect a revenue requirement of $328 million, based on the 2023 GRC rate base, effective January 1, 2024. Starting on January 1, 2024, the Utility’s authorized ROE increased from 10.0% to 10.7%, its authorized cost of long-term debt increased from 4.31% to 4.66%, and the benchmark has been updated to 5.78%. On January 12, 2024, several intervenors submitted a request for the CPUC to review the December 22, 2023 approval of the advice letter.

Transmission Owner Rate Cases

Transmission Owner Rate Case for 2024 (the “TO21” rate case)

On October 13, 2023, the Utility filed its TO21 rate case with the FERC. In the filing, the Utility forecasts a 2024 retail electric transmission revenue requirement of $2.83 billion. The proposed amount reflects an approximately 11% decrease over the current rate year 2023 retail revenue requirement of $3.18 billion, due in part to a refund to customers (see “Transmission Owner Rate Case Revenue Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and the transaction to lease entitlements associated with certain transmission assets (see “Liquidity and Financial Resources - Other Financings” above). The Utility made investments of approximately $1.22 billion in 2023 and forecasts that it will make investments of approximately $1.43 billion in 2024 for various capital projects to be placed in service before the end of 2024. The Utility has requested that FERC approve a 12.37% base ROE as well as a 0.5% adder for its participation in the CAISO. The TO21 filing also addresses the Utility’s capital structure and several new issues including wildfire self-insurance recovery from transmission customers. On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but rejecting the 0.5% ROE adder for participation in the CAISO. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s rejection of the 0.5% ROE adder. On February 29, 2024, the FERC issued a notice of denial of rehearing by operation of law. FERC’s denial indicated that substantive issues related to rehearing will be addressed in a future order. On April 22, 2024, the Utility filed an appeal of the FERC’s order in the Court of Appeals for the Ninth Circuit.

Other Regulatory Proceedings

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events. On December 29, 2023, the OEIS issued a final decision approving the Utility’s 2023-2025 WMP. On February 15, 2024, the CPUC ratified the OEIS’s approval. On January 8, 2024, the Utility filed a change order request to reflect spend amounts approved in the 2023 GRC final decision.

The Utility submitted updates to the WMP for 2025 on April 2, 2024, as directed by the OEIS.

Application with Pacific Generation for Approval to Transfer Non-Nuclear Generation Assets

On September 28, 2022, the Utility filed an application with the CPUC regarding the separation of the Utility’s non-nuclear generation assets into a newly formed, stand-alone Utility subsidiary, Pacific Generation. The application, which was filed jointly with Pacific Generation, seeks to establish Pacific Generation as a separate, rate-regulated utility subject to regulation by the CPUC and contemplates the potential sale of a minority interest in Pacific Generation to one or more investors to be identified. The application proposes that the negotiated transaction documents would be submitted to the CPUC via an advice letter. On March 15, 2024, the assigned ALJ issued a PD that would deny the application.

On December 13, 2022, the Utility and Pacific Generation filed an application with a similar request with the FERC and also filed a related application with the FERC requesting the transfer of certain hydro licenses to Pacific Generation. On May 31, 2023, the FERC issued an order approving the transfer of FERC-jurisdictional assets from the Utility to Pacific Generation.

Self-Reports to the CPUC

The Utility self-reports potential violations of certain requirements to the CPUC. The Utility could face penalties, enforcement actions, or other adverse legal or regulatory consequences for these potential violations, including under the EOEP. For more information about the EOEP, see “PG&E Corporation and the Utility are subject to the Enhanced Oversight and Enforcement Process” in Item 1A. Risk Factors in the 2023 Form 10-K. The Utility is unable to predict the likelihood and the amount of potential fines or penalties, if any, related to these matters.

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

Extension of Diablo Canyon Operations

On September 2, 2022, SB 846 became law. SB 846 supports the extension of operations at Diablo Canyon through no later than 2030, with the potential for an earlier retirement date. Under the legislation, the Utility would continue to operate Diablo Canyon on behalf of all CPUC-jurisdictional load serving entities (“LSEs”), and all customers of those LSEs would be responsible for the cost of extended operations.

The key steps to continued operations are NRC license renewal and approvals from California state agencies, including the CPUC, California Energy Resources Conservation and Development Commission, California State Lands Commission, California Coastal Commission, and other state agencies. In 2023, the Utility received approvals from the CPUC, California Energy Resources Conservation and Development Commission, California State Lands Commission, and California State Water Resources Control Board.

On November 7, 2023, the Utility submitted an application for license renewal with the NRC. On December 19, 2023, the NRC deemed the application sufficient, which allows continued operations at Diablo Canyon past the plant’s current licenses.

On March 29, 2024, the Utility submitted an application for net recovery through rates of approximately $418 million of costs associated with extended operations at Diablo Canyon for the period from 2023 through 2025. The request represents approximately $1.2 billion of forecasted expenditures and collectible revenues authorized by SB 846, offset by forecasted market revenues of $813 million. The Utility expects to update its net recovery request in the fourth quarter of 2024, before the CPUC issues a final decision, to reflect updated market conditions and potential cost revisions.

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

On August 10, 2023, the Utility filed an application with the CPUC seeking authorization for a third transaction to use securitization to finance the recovery of up to $1.38 billion of fire risk mitigation capital expenditure amounts that have been or would be incurred by the Utility from August 1, 2019 through the second quarter of 2024. The final amount to be financed using securitization would be based on actual recorded and authorized capital expenditures incurred by the Utility prior to the securitization transaction and not to exceed the remaining $1.38 billion of the Utility’s AB 1054 allocation.

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

On February 16, 2024, the CPUC issued a final decision approving the Utility’s application.

SB 884 10-Year Distribution Undergrounding Program

On March 7, 2024, the CPUC approved a resolution that establishes an expedited utility distribution infrastructure undergrounding program pursuant to Public Utilities Code Section 8388.5. The resolution addresses the process and requirements for the CPUC’s review of any large electrical corporation’s 10-year distribution infrastructure undergrounding plan and conditional approval of its related costs.

On December 13, 2023, the OEIS issued a request for comments as part of its ongoing process to develop guidelines for its program.

The Utility anticipates that the OEIS will issue final guidelines in mid-2024. The Utility expects to submit its undergrounding plan to the OEIS after final guidelines are issued before submitting its cost application to the CPUC, as directed in Public Utilities Code Section 8388.5.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other greenhouse gas emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this quarterly report, as well as Item 1A. Risk Factors and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

RISK MANAGEMENT ACTIVITIES

There have been no material changes to Utility’s and PG&E Corporation’s risk management activities during the three months ended March 31, 2024. These activities are discussed in detail in Item 7 of the 2023 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s and PG&E Corporation’s critical accounting policies during three months ended March 31, 2024. These accounting estimates and their key characteristics are discussed in detail in Item 7 of the 2023 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Operating Revenues
Electric	$4,052	$4,119
Natural gas	1,809	2,090
Total operating revenues	5,861	6,209
Operating Expenses
Cost of electricity	321	522
Cost of natural gas	529	916
Operating and maintenance	2,636	2,677
SB 901 securitization charges, net	—	273
Wildfire-related claims, net of recoveries	(1)	(2)
Wildfire Fund expense	78	117
Depreciation, amortization, and decommissioning	1,022	1,077
Total operating expenses	4,585	5,580
Operating Income	1,276	629
Interest income	137	112
Interest expense	(715)	(602)
Other income, net	76	85
Income Before Income Taxes	774	224
Income tax provision (benefit)	39	(348)
Net Income	735	572
Preferred stock dividend requirement of subsidiary	3	3
Income Available for Common Shareholders	$732	$569
Weighted Average Common Shares Outstanding, Basic	2,134	1,991
Weighted Average Common Shares Outstanding, Diluted	2,139	2,132
Net Income Per Common Share, Basic	$0.34	$0.29
Net Income Per Common Share, Diluted	$0.34	$0.27

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net Income	$735	$572
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $1 and $2, respectively)	(1)	5
Total other comprehensive income (loss)	(1)	5
Comprehensive Income	734	577
Preferred stock dividend requirement of subsidiary	3	3
Comprehensive Income Available for Common Shareholders	$731	$574

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$658	$635
Restricted cash (includes $345 million and $282 million related to VIEs at respective dates)	362	297
Accounts receivable
Customers (net of allowance for doubtful accounts of $400 million and $445 million at respective dates) (includes $1.8 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $400 million and $445 million at respective dates)	2,160	2,048
Accrued unbilled revenue (includes $1.2 billion and $1.1 billion related to VIEs at respective dates)	1,323	1,254
Regulatory balancing accounts	6,442	5,660
Other	1,509	1,494
Regulatory assets	256	300
Inventories
Gas stored underground and fuel oil	44	65
Materials and supplies	777	805
Wildfire Fund asset	305	450
Other	1,395	1,375
Total current assets	15,231	14,383
Property, Plant, and Equipment
Electric	81,906	80,345
Gas	30,213	29,830
Construction work in progress	4,466	4,452
Financing lease ROU asset and other	784	787
Total property, plant, and equipment	117,369	115,414
Accumulated depreciation	(33,718)	(33,093)
Net property, plant, and equipment	83,651	82,321
Other Noncurrent Assets
Regulatory assets	16,333	17,189
Customer credit trust	507	233
Nuclear decommissioning trusts	3,710	3,574
Operating lease ROU asset	585	598
Wildfire Fund asset	4,365	4,297
Income taxes receivable	24	24
Other	3,239	3,079
Total other noncurrent assets	28,763	28,994
TOTAL ASSETS	$127,645	$125,698

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,818	$3,971
Long-term debt, classified as current (includes $177 million and $176 million related to VIEs at respective dates)	926	1,376
Accounts payable
Trade creditors	2,147	2,309
Regulatory balancing accounts	2,161	1,669
Other	844	851
Operating lease liabilities	80	80
Financing lease liabilities	271	259
Interest payable (includes $136 million and $67 million related to VIEs at respective dates)	581	679
Wildfire-related claims	1,169	1,422
Other	4,456	4,698
Total current liabilities	15,453	17,314
Noncurrent Liabilities
Long-term debt (includes $10.4 billion and $10.4 billion related to VIEs at respective dates)	53,415	50,975
Regulatory liabilities	19,667	19,444
Pension and other postretirement benefits	474	476
Asset retirement obligations	5,505	5,512
Deferred income taxes	2,225	1,980
Operating lease liabilities	505	518
Financing lease liabilities	553	554
Other	3,865	3,633
Total noncurrent liabilities	86,209	83,092
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,137,156,228 and 2,133,597,758 shares outstanding at respective dates	30,356	30,374
Treasury stock, at cost; 0 and 0 shares at respective dates	—	—
Reinvested earnings	(4,611)	(5,321)
Accumulated other comprehensive loss	(14)	(13)
Total shareholders’ equity	25,731	25,040
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	25,983	25,292
TOTAL LIABILITIES AND EQUITY	$127,645	$125,698

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$735	$572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,022	1,077
Bad debt expense	70	139
Allowance for equity funds used during construction	(39)	(41)
Deferred income taxes and tax credits, net	239	(163)
Wildfire Fund expense	78	117
Other	(101)	(6)
Effect of changes in operating assets and liabilities:
Accounts receivable	(341)	826
Wildfire-related insurance receivable	75	51
Inventories	49	7
Accounts payable	608	303
Wildfire-related claims	(253)	(396)
Other current assets and liabilities	(585)	(239)
Regulatory assets, liabilities, and balancing accounts, net	666	(1,069)
Other noncurrent assets and liabilities	38	7
Net cash provided by operating activities	2,261	1,185
Cash Flows from Investing Activities
Capital expenditures	(2,638)	(2,288)
Proceeds from sales and maturities of nuclear decommissioning trust investments	457	277
Purchases of nuclear decommissioning trust investments	(484)	(303)
Proceeds from sales and maturities of customer credit trust investments	81	169
Purchases of customer credit investments	(350)	—
Other	4	5
Net cash used in investing activities	(2,930)	(2,140)
Cash Flows from Financing Activities
Borrowings under credit facilities	2,458	4,071
Repayments under credit facilities	(3,612)	(4,785)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $9 and $27 at respective dates	2,259	2,223
Repayments of long-term debt	(450)	(7)
Repayment of AB 1054 recovery bonds	(23)	(14)
Common stock dividends paid	(21)	—
Proceeds from DWR loan	232	—
Other	(86)	(65)
Net cash provided by financing activities	757	1,423
Net change in cash, cash equivalents, and restricted cash	88	468
Cash, cash equivalents, and restricted cash at January 1	932	947
Cash, cash equivalents, and restricted cash at March 31	$1,020	$1,415

Less: Restricted cash and restricted cash equivalents	(362)	(387)
Cash and cash equivalents at March 31	$658	$1,028

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(712)	$(598)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$666	$664
Operating lease liabilities arising from ROU assets	1	195
Financing lease liabilities arising from obtaining ROU assets	12	—
Changes to PG&E Corporation common stock and treasury stock in connection with share exchanges with the Fire Victim Trust	—	(610)
DWR loan forgiveness and performance-based disbursements	34	33
Common stock dividends declared but not yet paid	21	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	735	—	735	—	735
Other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Common stock issued, net	3,558,470	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	(18)	—	—	—	—	(18)	—	(18)
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2024	2,137,156,228	$30,356	—	$—	$(4,611)	$(14)	$25,731	$252	$25,983

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075
Net income	—	—	—	—	572	—	572	—	572
Other comprehensive income	—	—	—	—	—	5	5	—	5
Common stock issued, net	7,989,135	(610)	—	—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	(63)	—	—	—	—	(63)	—	(63)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2023	1,995,774,083	$32,214	187,743,590	$(1,907)	$(6,973)	$—	$23,334	$252	$23,586

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Operating Revenues
Electric	$4,052	$4,119
Natural gas	1,809	2,090
Total operating revenues	5,861	6,209
Operating Expenses
Cost of electricity	321	522
Cost of natural gas	529	916
Operating and maintenance	2,631	2,674
SB 901 securitization charges, net	—	273
Wildfire-related claims, net of recoveries	(1)	(2)
Wildfire Fund expense	78	117
Depreciation, amortization, and decommissioning	1,022	1,077
Total operating expenses	4,580	5,577
Operating Income	1,281	632
Interest income	134	110
Interest expense	(654)	(520)
Other income, net	79	84
Income Before Income Taxes	840	306
Income tax provision (benefit)	59	(320)
Net Income	781	626
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$778	$623

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net Income	$781	$626
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $1 and $2, respectively)	(1)	6
Total other comprehensive income (loss)	(1)	6
Comprehensive Income	$780	$632

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$527	$442
Restricted cash (includes $345 million and $282 million related to VIEs at respective dates)	357	294
Accounts receivable
Customers (net of allowance for doubtful accounts of $400 million and $445 million at respective dates) (includes $1.8 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $400 million and $445 million at respective dates)	2,160	2,048
Accrued unbilled revenue (includes $1.2 billion and $1.1 billion related to VIEs at respective dates)	1,323	1,254
Regulatory balancing accounts	6,442	5,660
Other	1,543	1,495
Regulatory assets	256	300
Inventories
Gas stored underground and fuel oil	44	65
Materials and supplies	777	805
Wildfire Fund asset	305	450
Other	1,394	1,374
Total current assets	15,128	14,187
Property, Plant, and Equipment
Electric	81,906	80,345
Gas	30,213	29,830
Construction work in progress	4,466	4,452
Financing lease ROU asset and other	784	787
Total property, plant, and equipment	117,369	115,414
Accumulated depreciation	(33,718)	(33,093)
Net property, plant, and equipment	83,651	82,321
Other Noncurrent Assets
Regulatory assets	16,333	17,189
Customer credit trust	507	233
Nuclear decommissioning trusts	3,710	3,574
Operating lease ROU asset	585	598
Wildfire Fund asset	4,365	4,297
Income taxes receivable	22	22
Other	3,092	2,934
Total other noncurrent assets	28,614	28,847
TOTAL ASSETS	$127,393	$125,355

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,818	$3,971
Long-term debt, classified as current (includes $177 million and $176 million related to VIEs at respective dates)	926	1,376
Accounts payable
Trade creditors	2,145	2,307
Regulatory balancing accounts	2,161	1,669
Other	804	820
Operating lease liabilities	80	80
Financing lease liabilities	271	259
Interest payable (includes $136 million and $67 million related to VIEs at respective dates)	525	621
Wildfire-related claims	1,169	1,422
Other	4,158	4,391
Total current liabilities	15,057	16,916
Noncurrent Liabilities
Long-term debt (includes $10.4 billion and $10.4 billion related to VIEs at respective dates)	48,813	46,376
Regulatory liabilities	19,667	19,444
Pension and other postretirement benefits	404	405
Asset retirement obligations	5,505	5,512
Deferred income taxes	2,700	2,436
Operating lease liabilities	505	518
Financing lease liabilities	553	554
Other	3,898	3,670
Total noncurrent liabilities	82,045	78,915
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	31,010	30,570
Reinvested earnings	(2,285)	(2,613)
Accumulated other comprehensive loss	(14)	(13)
Total shareholders’ equity	30,291	29,524
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,393	$125,355

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$781	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,022	1,077
Bad debt expense	70	139
Allowance for equity funds used during construction	(39)	(41)
Deferred income taxes and tax credits, net	260	(129)
Wildfire Fund expense	78	117
Other	(90)	42
Effect of changes in operating assets and liabilities:
Accounts receivable	(374)	765
Wildfire-related insurance receivable	75	51
Inventories	49	7
Accounts payable	599	278
Wildfire-related claims	(253)	(396)
Other current assets and liabilities	(573)	(217)
Regulatory assets, liabilities, and balancing accounts, net	666	(1,069)
Other noncurrent assets and liabilities	38	12
Net cash provided by operating activities	2,309	1,262
Cash Flows from Investing Activities
Capital expenditures	(2,638)	(2,288)
Proceeds from sales and maturities of nuclear decommissioning trust investments	457	277
Purchases of nuclear decommissioning trust investments	(484)	(303)
Proceeds from sales and maturities of customer credit trust investments	81	169
Purchases of customer credit investments	(350)	—
Other	4	5
Net cash used in investing activities	(2,930)	(2,140)
Cash Flows from Financing Activities
Borrowings under credit facilities	2,458	4,071
Repayments under credit facilities	(3,612)	(4,785)

Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $9 and $27 at respective dates	2,259	2,223
Repayments of long-term debt	(450)	—
Repayment of AB 1054 recovery bonds	(23)	(14)
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(450)	(425)
Equity contribution from PG&E Corporation	440	310
Proceeds from DWR loan	232	—
Other	(82)	(63)
Net cash provided by financing activities	769	1,314
Net change in cash, cash equivalents, and restricted cash	148	436
Cash, cash equivalents, and restricted cash at January 1	736	822
Cash, cash equivalents, and restricted cash at March 31	$884	$1,258
Less: Restricted cash and restricted cash equivalents	(357)	(387)
Cash and cash equivalents at March 31	$527	$871

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(651)	$(495)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$666	$664
Operating lease liabilities arising from obtaining ROU assets	1	195
Financing lease liabilities arising from obtaining ROU assets	12	—
DWR loan forgiveness and performance-based disbursements	34	33

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	781	—	781
Other comprehensive loss	—	—	—	—	(1)	(1)
Equity contribution	—	—	440	—	—	440
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$258	$1,322	$31,010	$(2,285)	$(14)	$30,291

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	—	—	6	6
Equity contribution	—	—	310	—	—	310
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2023	$258	$1,322	$29,590	$(3,170)	$(2)	$27,998

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented. The information as of December 31, 2023 in the Condensed Consolidated Balance Sheets included in this quarterly report on Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2023 Form 10-K. This quarterly report on Form 10-Q should be read in conjunction with the 2023 Form 10-K.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Some of the more significant estimates and assumptions relate to the Utility’s regulatory assets and liabilities, wildfire-related liabilities, legal and regulatory contingencies, the Wildfire Fund, environmental remediation liabilities, asset retirement obligations, wildfire-related receivables, and pension and other post-retirement benefit plan obligations. Management believes that its estimates and assumptions reflected in the Condensed Consolidated Financial Statements are appropriate and reasonable. A change in management’s estimates or assumptions could result in an adjustment that would have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows during the period in which such change occurred.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2024	2023
Electric
Revenue from contracts with customers
Residential	$1,799	$1,289
Commercial	1,505	1,144
Industrial	413	353
Agricultural	180	155
Public street and highway lighting	25	19
Other, net (1)	121	43
Total revenue from contracts with customers - electric	4,043	3,003
Regulatory balancing accounts (2)	9	1,116
Total electric operating revenue	$4,052	$4,119

Natural gas
Revenue from contracts with customers
Residential	$1,517	$1,883
Commercial	373	513
Transportation service only	475	444
Other, net (1)	(64)	(153)
Total revenue from contracts with customers - gas	2,301	2,687
Regulatory balancing accounts (2)	(492)	(597)
Total natural gas operating revenue	1,809	2,090
Total operating revenues	$5,861	$6,209

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of March 31, 2024, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $70 million and $139 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three months ended March 31, 2024 and 2023, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA, and a FERC regulatory asset. As of March 31, 2024, the RUBA current balancing accounts receivable balance was $55 million, and CPPMA and FERC noncurrent regulatory asset balances were $6 million and $79 million, respectively. As of December 31, 2023, the RUBA current balancing accounts receivable balance was $507 million, and CPPMA and FERC noncurrent regulatory asset balances were $5 million and $78 million, respectively. The RUBA current balancing account balance decreased from December 31, 2023 to March 31, 2024 primarily due to the annual electric and gas true-up which allows the Utility to recover approximately $500 million in undercollections from residential customers in 2024.

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

As of March 31, 2024, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the three months ended March 31, 2024 and 2023. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, AB 180 became law. AB 180 authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. During the three months ended March 31, 2024, the amount reflected in the Condensed Consolidated Statements of Income as a deduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel was immaterial.

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

The following table provides a summary of where the DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023, respectively:

(in millions)	2024	2023
Long-term debt:
DWR Loan Outstanding at January 1	$98	$312

Proceeds received	232	—

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(22)	(33)

Other current liabilities:
Performance-based disbursements deferred	(12)	—

Long-term debt:
DWR Loan Outstanding at March 31	$296	$279

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to Diablo Canyon as part of the DOE’s Civil Nuclear Credit Program. The Utility will use these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the Diablo Canyon operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income and will record a receivable related to government grants. During the three months ended March 31, 2024, the Condensed Consolidated Statements of Income reflected $140 million as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of Diablo Canyon.

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

Consolidated VIEs

Receivables Securitization Program

The SPV was created in connection with the Receivables Securitization Program and is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). The pledged receivables and the corresponding debt are included in Accounts receivable, Accrued unbilled revenue, and Long-term debt on the Condensed Consolidated Balance Sheets.

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the three months ended March 31, 2024 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2024 and December 31, 2023, the SPV had net accounts receivable of $3.0 billion and $2.7 billion, respectively, and outstanding borrowings of $1.5 billion under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the three months ended March 31, 2024 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of Senior Secured Recovery Bonds. On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million of Series 2022-A Senior Secured Recovery Bonds. As of March 31, 2024 and December 31, 2023, PG&E Recovery Funding LLC had outstanding borrowings of $1.8 billion included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the three months ended March 31, 2024 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). As of March 31, 2024 and December 31, 2023, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.3 billion included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of March 31, 2024, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of March 31, 2024, it did not consolidate any of them.

The Lakeside Building

BA2 300 Lakeside LLC, a wholly owned subsidiary of TMG Bay Area Investments II, LLC, and the Utility are parties to an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building, which serves as the Utility’s principal administrative headquarters.

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

Contributions to the Wildfire Fund Established Pursuant to AB 1054

PG&E Corporation and the Utility account for contributions to the Wildfire Fund by capitalizing an asset, amortizing over the life of the fund ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines, as further described below. However, AB 1054 did not specify a period of coverage for the Wildfire Fund; therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility used a dataset of historical, publicly available fire-loss data caused by electrical equipment to create Monte Carlo simulations of expected loss. The number of years of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the period of coverage. Other assumptions include the estimated costs to settle wildfire claims for participating electric utilities including the Utility, the CPUC’s determinations of whether costs were just and reasonable in cases of electric utility-caused wildfires and amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. These assumptions create a high degree of uncertainty for the estimated useful life of the Wildfire Fund.

PG&E Corporation and the Utility re-evaluate the estimated period of coverage annually and as required by additional information. Changes in any of the assumptions could materially impact the estimated period of coverage. PG&E Corporation and the Utility assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that it is probable that a participating utility’s electrical equipment will be found to be the substantial cause of a catastrophic wildfire. PG&E Corporation and the Utility initially estimated a period of coverage of 15 years. In the first quarter of 2024, the annual assessment resulted in the expected life of the Wildfire Fund increasing to 20 years after incorporating 2023 loss information into the dataset with no events triggering a claim against the Wildfire Fund.

As of March 31, 2024, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $752 million in Other noncurrent liabilities, $305 million in Current assets - Wildfire Fund asset, and $4.4 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024 and 2023, the Utility recorded amortization and accretion expense of $78 million and $117 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of March 31, 2024, PG&E Corporation and the Utility recorded $450 million in Accounts receivable - other and $150 million in Other noncurrent assets in the Condensed Consolidated Balance Sheets, for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2024	2023	2024	2023
Service cost for benefits earned (1)	$99	$95	$10	$10
Interest cost	229	228	18	18
Expected return on plan assets	(253)	(245)	(35)	(33)
Amortization of prior service cost (credit)	(1)	(1)	1	1
Amortization of net actuarial gain	—	—	(6)	(5)
Net periodic benefit cost	74	77	(12)	(9)
Regulatory account transfer (2)	10	6	—	—
Total	$84	$83	$(12)	$(9)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery or refund through rates in future periods.

Non-service costs are reflected in Other income, net on the Condensed Consolidated Statements of Income. Service costs are reflected in Operating and maintenance on the Condensed Consolidated Statements of Income.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended March 31, 2024
Beginning balance	$(28)	$18	$2	$(8)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $1, respectively)	—	—	(1)	(1)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0 and $0, respectively)	(1)	—	—	(1)
Amortization of net actuarial gain (net of taxes of $0, $1 and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1 and $0, respectively)	1	4	—	5
Net current period other comprehensive loss	—	—	(1)	(1)
Ending balance	$(28)	$18	$1	$(9)

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2024	December 31, 2023
Pension benefits	$339	$348
Environmental compliance costs	1,122	1,218
Price risk management	166	160
Catastrophic event memorandum account	1,031	1,074
Wildfire-related accounts	2,455	2,915
Deferred income taxes	3,748	3,543
Financing costs	192	196
SB 901 securitization	5,247	5,249
General rate case memorandum accounts	992	1,291
Other	1,041	1,195
Total noncurrent regulatory assets	$16,333	$17,189

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2024	December 31, 2023
Cost of removal obligations	$8,355	$8,191
Public purpose programs	1,300	1,238
Employee benefit plans	1,037	1,032
Transmission tower wireless licenses	342	384
SFGO sale	138	185
SB 901 securitization	6,550	6,628
Wildfire self-insurance	498	407
Other	1,447	1,379
Total noncurrent regulatory liabilities	$19,667	$19,444

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	March 31, 2024	December 31, 2023
Electric distribution	$1,757	$1,092
Electric transmission	105	99
Gas distribution and transmission	165	144
Energy procurement	1,122	1,002
Public purpose programs	340	137
Wildfire-related accounts	798	729
Insurance premium costs	37	227
Residential uncollectibles balancing accounts	55	507
Catastrophic event memorandum account	374	413
General rate case memorandum accounts	1,108	1,097
Other	581	213
Total regulatory balancing accounts receivable	$6,442	$5,660

	Balance at
(in millions)	March 31, 2024	December 31, 2023
Electric transmission	$178	$200
Gas distribution and transmission	379	224
Energy procurement	408	77
Public purpose programs	391	299
SFGO sale	20	79
Wildfire-related accounts	163	125
Nuclear decommissioning adjustment mechanism	176	216
Other	446	449
Total regulatory balancing accounts payable	$2,161	$1,669

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of March 31, 2024:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2028	$4,400	(1)	$(595)	$(545)	$3,260
Utility Receivables Securitization Program (2)	June 2025	1,500	(3)	(1,500)	—	—	(3)
PG&E Corporation revolving credit facility	June 2026	500		—	—	500
Total credit facilities		$6,400		$(2,095)	$(545)	$3,760

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

Utility

On April 16, 2024, the Utility amended its existing term loan agreement to combine its $400 million 2-year tranche loan maturing April 19, 2024 and its $125 million 364-day tranche loan maturing April 16, 2024 into a single loan of $525 million maturing April 15, 2025. The loan bears interest based on the Utility’s election of either (1) Term SOFR (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375% or (2) the alternative base rate plus an applicable margin of 0.375%.

Long-Term Debt Issuances and Redemptions

Utility

On February 28, 2024, the Utility completed the sale of (i) $850 million aggregate principal amount of 5.550% First Mortgage Bonds due 2029, (ii) $1.1 billion aggregate principal amount of 5.800% First Mortgage Bonds due 2034 and (iii) $300 million aggregate principal amount of 6.750% First Mortgage Bonds due 2053. The Utility used the net proceeds for the repayment of borrowings outstanding under the Utility’s revolving credit facility pursuant to the Utility Revolving Credit Agreement.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”). For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K. As of March 31, 2024, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. In the context of the customer harm threshold decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit, which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 9 below). The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues in the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023.

Upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, $350 million was contributed on March 28, 2024, and $650 million is required to be contributed no later than March 31, 2025 unless certain conditions are met requiring an earlier contribution or unless otherwise ordered by the CPUC. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sold PG&E Corporation common stock shares it held, the SB 901 securitization regulatory liability increased accordingly. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2024, the Utility recorded $80 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2023, the Utility recorded SB 901 securitization charges, net, of $273 million for tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock and $87 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2024	2023
Balance at January 1	$5,249	$5,378
Amortization	(2)	(49)
Balance at March 31	$5,247	$5,329

	SB 901 securitization regulatory liability
(in millions)	2024	2023
Balance at January 1	$(6,628)	$(5,800)
Amortization	82	136
Additions(1)	(4)	(273)
Balance at March 31	$(6,550)	$(5,937)

(1) Includes $4 million and $0 million of expected returns on investments in the customer credit trust to be credited to customers for the three months ended March 31, 2024 and March 31, 2023, respectively.

NOTE 6: EQUITY

Dividends

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

Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of PG&E Corporation’s and the Utility’s Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant.

Utility

On February 13, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on May 15, 2024 to holders of record as of April 30, 2024.

On February 13, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million, which was paid to PG&E Corporation on March 25, 2024.

PG&E Corporation

On February 13, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, totaling $21 million, which was paid on April 15, 2024 to holders of record as of March 28, 2024.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Income available for common shareholders	$732	$569
Weighted average common shares outstanding, basic	2,134	1,991
Add incremental shares from assumed conversions:
Employee share-based compensation	5	4
Equity Units	—	137
Weighted average common shares outstanding, diluted	2,139	2,132
Total income per common share, diluted	$0.34	$0.27

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive. In addition, the Convertible Notes (as defined in Note 4) issued in December 2023 did not have a material impact on the calculation of diluted EPS.

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

The Utility elects the normal purchase and sale exception for eligible derivatives. Eligible derivatives are those that require physical delivery in quantities that are expected to be used by the Utility over a reasonable period in the normal course of business and do not contain pricing provisions unrelated to the commodity delivered.  These items are not reflected in the Condensed Consolidated Balance Sheets at fair value.

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2024	December 31, 2023
Natural Gas (1) (MMBtus (2))	Forwards, Futures and Swaps	210,862,229	196,063,296
	Options	31,407,500	30,695,000
Electricity (MWh)	Forwards, Futures and Swaps	8,392,963	9,169,967
	Options	646,800	92,400
	Congestion Revenue Rights (3)	162,810,719	170,465,674

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of March 31, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$156	$(6)	$5	$155
Other noncurrent assets – other	254	—	—	254
Current liabilities – other	(126)	6	2	(118)
Noncurrent liabilities – other	(166)	—	—	(166)
Total commodity risk	$118	$—	$7	$125

As of December 31, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$134	$(8)	$50	$176
Other noncurrent assets – other	280	—	—	280
Current liabilities – other	(172)	8	46	(118)
Noncurrent liabilities – other	(160)	—	—	(160)
Total commodity risk	$82	$—	$96	$178

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of March 31, 2024, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments (2)	$567	$—	$—	$—	$567
Nuclear decommissioning trusts
Short-term investments	37	—	—	—	37
Global equity securities	2,283	—	—	—	2,283
Fixed-income securities	1,135	993	—	—	2,128
Assets measured at NAV	—	—	—	—	20
Total nuclear decommissioning trusts (3)	3,455	993	—	—	4,468
Customer credit trust
Short-term investments	351	—	—	—	351
Global equity securities	47	—	—	—	47
Fixed-income securities	21	88	—	—	109
Total customer credit trust	419	88	—	—	507
Price risk management instruments (Note 8)
Electricity	—	15	385	—	400
Gas	—	10	—	(1)	9
Total price risk management instruments	—	25	385	(1)	409
Rabbi trusts
Short-term investments	103	—	—	—	103
Global equity securities	5	—	—	—	5
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	108	65	—	—	173
Long-term disability trust
Short-term investments	7	—	—	—	7
Assets measured at NAV	—	—	—	—	131
Total long-term disability trust	7	—	—	—	138
TOTAL ASSETS	$4,556	$1,171	$385	$(1)	$6,262
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$49	$240	$(6)	$283
Gas	—	3	—	(2)	1
TOTAL LIABILITIES	$—	$52	$240	$(8)	$284

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Includes $438 million in money market funds to be used for the administration of wildfire liability self-insurance. For more information see “Self-insurance” in Note 10 below.
(3) Represents amount before deducting $757 million primarily related to deferred taxes on appreciation of investment value.

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
Price risk management instruments (Note 8)
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
Price risk management instruments (Note 8)
Electricity	$—	$43	$213	$(6)	$250
Gas	—	76	—	(48)	28
TOTAL LIABILITIES	$—	$119	$213	$(54)	$278

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $717 million, primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three months ended March 31, 2024 and 2023.

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

	Fair Value at
(in millions)	At March 31, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$356	$145	Market approach	CRR auction prices	$ (3,804.15) - 16,696.90 / 1.44
Power purchase agreements	$29	$95	Discounted cash flow	Forward prices	$ 0.77 - 154.60 / 54.02

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at
(in millions)	At December 31, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$357	$134	Market approach	CRR auction prices	$ (923.72) - 16,696.90 / 1.43
Power purchase agreements	$47	$79	Discounted cash flow	Forward prices	$ 0.86 - 189.80 / 60.03

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2024 and 2023, respectively:

	Price Risk Management Instruments
(in millions)	2024	2023
Asset balance as of January 1	$191	$199
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(46)	13
Asset balance as of March 31	$145	$212

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of March 31, 2024 and December 31, 2023, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2024		At December 31, 2023
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$4,343	$4,587	$4,548	$4,695
Utility	38,359	35,576	35,909	32,866

(1) As of March 31, 2024, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2024
Nuclear decommissioning trusts
Short-term investments	$37	$—	$—	$37
Global equity securities	378	1,937	(12)	2,303
Fixed-income securities	2,184	34	(90)	2,128
Total (1)	$2,599	$1,971	$(102)	$4,468
As of December 31, 2023
Nuclear decommissioning trusts
Short-term investments	$52	$—	$—	$52
Global equity securities	381	1,792	(11)	2,162
Fixed-income securities	2,103	60	(86)	2,077
Total (1)	$2,536	$1,852	$(97)	$4,291

(1) Represents amounts before deducting $757 million and $717 million as of March 31, 2024 and December 31, 2023, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2024
Less than 1 year	$28
1–5 years	694
5–10 years	435
More than 10 years	971
Total maturities of fixed-income securities	$2,128

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2024	2023
Proceeds from sales and maturities of nuclear decommissioning trust investments	$457	$277
Gross realized gains on securities	41	5
Gross realized losses on securities	(11)	(8)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2024
Customer credit trust
Short-term investments	$351	$—	$—	$351
Global equity securities	34	14	(1)	47
Fixed-income securities	109	1	(1)	109
Total	$494	$15	$(2)	$507
As of December 31, 2023
Customer credit trust
Short-term investments	$49	$—	$—	$49
Global equity securities	56	16	(1)	71
Fixed-income securities	111	2	—	113
Total	$216	$18	$(1)	$233

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2024
Less than 1 year	$—
1–5 years	15
5–10 years	29
More than 10 years	65
Total maturities of fixed-income securities	$109

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2024	2023
Proceeds from sales and maturities of customer credit trust investments	$81	$169
Gross realized gains on securities	8	2
Gross realized losses on securities	(1)	(5)

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through March 31, 2024.

Payments (in millions)
2019 Kincade Fire	$780
2020 Zogg Fire	392
2021 Dixie Fire	869
2022 Mosquito Fire	15
Total at March 31, 2024	$2,056

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

As of April 17, 2024, PG&E Corporation and the Utility are aware of approximately 132 complaints on behalf of at least 2,913 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. The court has rescheduled the hearing on this summary adjudication motion for July 25, 2024. On July 28, 2023, the court scheduled a new trial date for August 26, 2024. PG&E Corporation and the Utility are also aware of a complaint on behalf of Geysers Power Company, Calpine Corporation, and CPN Insurance Corporation.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.125 billion as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of March 31, 2024.

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.125 billion do not include, among other things: (i) any punitive damages, (ii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, or (iii) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2019 Kincade fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$458
Accrued Losses	—
Payments	(113)
Balance at March 31, 2024	$345

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

As of April 17, 2024, PG&E Corporation and the Utility have settled or reached settlements in principle with substantially all known individual plaintiffs.

On September 26, 2022, the Utility entered into a tolling agreement with Cal OES, which remains in effect.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2020 Zogg fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $400 million as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of March 31, 2024.

PG&E Corporation’s and the Utility’s accrued estimated losses represent the best estimate of the liability and does not include any claims related to the Cal OES complaint or any punitive damages.

The following table presents changes in the best estimate of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2020 Zogg fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$10
Accrued Losses	—
Payments	(2)
Balance at March 31, 2024	$8

The Utility has liability insurance for third-party liability attributable to the 2020 Zogg fire in an aggregate amount of $611 million. As of March 31, 2024, the Utility recorded an insurance receivable for $374 million for probable insurance recoveries in connection with the 2020 Zogg fire, which equals the $400 million probable loss estimate less an initial self-insured retention of $60 million, plus $34 million in legal fees incurred. Recovery under the Utility’s wildfire insurance policies for the 2021 Dixie fire will reduce the amount of insurance proceeds available for the 2020 Zogg fire by the same amount up to $600 million and vice versa.

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

On October 9, 2023, the SED submitted for adoption by the CPUC a draft resolution approving an Administrative Consent Order and Agreement between the SED and the Utility (the “Dixie ACO”). The Dixie ACO would resolve the SED’s investigation into the 2021 Dixie fire. The Dixie ACO provides that the Utility would (i) pay $2.5 million to California’s General Fund; (ii) pay $2.5 million to tribes impacted by the 2021 Dixie fire; (iii) and undertake an initiative to transition to electronic records for specified patrols and inspections of distribution facilities, at an approximate cost of $40 million over five years, and the Utility may not seek recovery of such costs. The SED agreed to refrain from instituting any further enforcement proceedings against the Utility related to the 2021 Dixie fire. The Dixie ACO states that it does not constitute an admission or evidence of any wrongdoing, fault, omission, negligence, imprudence, or liability on the part of the Utility. The Dixie ACO also states that the parties to it intend that it shall not affect whether the Utility may obtain recovery of costs and expenses incurred in connection with the 2021 Dixie fire, including for amounts drawn from the Wildfire Fund or otherwise sought through a cost recovery application to the CPUC. On February 2, 2024, the CPUC issued a final decision approving the Dixie ACO. In connection with the Dixie ACO, PG&E Corporation and the Utility recorded a liability of $5 million reflected in Other current liabilities on the Condensed Consolidated Financial Statements as of March 31, 2024. For the recordkeeping initiative costs for which the Utility will not seek recovery, the Utility expects to record disallowances as such costs are incurred.

As of April 17, 2024, PG&E Corporation and the Utility are aware of approximately 167 complaints on behalf of at least 8,478 individual plaintiffs and a separate putative class complaint related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. On March 15, 2024, the court scheduled a new trial date for October 14, 2024. The court also set a subsequent trial date for February 24, 2025.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience to date in settling the claims of individual plaintiffs, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.6 billion as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of March 31, 2024.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2021 Dixie fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$870
Accrued Losses	—
Payments	(138)
Balance at March 31, 2024	$732

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $900 million. Recovery under the Utility’s wildfire insurance policies for the 2020 Zogg fire will reduce the amount of insurance proceeds available for the 2021 Dixie fire by the same amount up to $600 million and vice versa. As of March 31, 2024, the Utility recorded an insurance receivable of $526 million for probable insurance recoveries in connection with the 2021 Dixie fire, which equals the aggregate $900 million of available insurance coverage for third-party liability attributable to the 2021 Dixie fire, less the $374 million insurance receivable recorded in connection with the 2020 Zogg fire.

As of March 31, 2024, the Utility recorded a Wildfire Fund receivable of $600 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. As of March 31, 2024, the Utility also recorded a $92 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $484 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

The cause of the 2022 Mosquito fire remains under investigation by the USFS and the United States Department of Justice, and PG&E Corporation and the Utility are cooperating with the investigation. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2022 Mosquito fire. This investigation is ongoing.

The CPUC is investigating the 2022 Mosquito fire, and other entities may also be investigating. It is uncertain when any such investigations will be complete.

As of April 17, 2024, PG&E Corporation and the Utility are aware of approximately six complaints on behalf of at least 233 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the PCWA, a complaint on behalf of the Middle Fork Project Finance Authority, a complaint on behalf of El Dorado County, Placer County, Georgetown Divide Public Utility District, Georgetown Fire Protection District, and El Dorado County Water Agency. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of March 31, 2024.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable range of losses for claims arising from the 2022 Mosquito fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$85
Accrued Losses	—
Payments	—
Balance at March 31, 2024	$85

The Utility has liability insurance coverage for third-party liability in an aggregate amount of $733 million, with a deductible of $60 million. As of March 31, 2024, the Utility recorded an insurance receivable of $68 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of March 31, 2024, the Utility also recorded a $8 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $52 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of March 31, 2024 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$526	$68
FERC TO rates	92	8
WEMA	484	52
Wildfire Fund	600	—
Probable recoveries at March 31, 2024 (1)	$1,702	$128

(1) Includes legal costs of $96 million and $28 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of March 31, 2024.

The Utility could be subject to significant liability in connection with these wildfire events. If such liability is not recoverable from insurance or the other mechanisms described in this section, it could have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Insurance

Self-Insurance

Since August 2023, the Utility’s wildfire liability insurance for amounts up to $1.0 billion has been entirely based on self-insurance and will remain as such through at least 2026. The self-insurance program includes a 5% deductible, capped at a maximum of $50 million, on claims that are incurred each year.

Insurance Receivable

Through March 31, 2024, PG&E Corporation and the Utility recorded $374 million, $526 million, and $68 million for probable insurance recoveries in connection with the 2020 Zogg fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2020 Zogg fire	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2023	$47	$326	$63	$436
Accrued insurance recoveries	—	—	5	5
Reimbursements	(5)	(75)	—	(80)
Balance at March 31, 2024	$42	$251	$68	$361

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of March 31, 2024, the Utility recorded reductions of $92 million and $8 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of March 31, 2024, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $484 million and $52 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, AB 1054 became law. The law provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of March 31, 2024 reflects an expectation that the Coverage Year will be based on the calendar year.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses, subject to a disallowance cap equal to 20% of the IOU’s transmission and distribution equity rate base. For the Utility, the disallowance cap would be approximately $4.1 billion based on its 2024 equity rate base, which is subject to adjustment based on changes in the Utility’s electric transmission and distribution equity rate base and would apply for a three calendar-year period. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

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

As of March 31, 2024, PG&E Corporation and the Utility recorded $450 million and $150 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see Note 2 above.

Wildfire-Related Securities Litigation

As further described under the headings “Wildfire-Related Securities Claims in District Court” and “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process,” PG&E Corporation and the Utility face certain wildfire-related securities claims related to the 2017 Northern California wildfires and other claims related to the 2018 Camp fire in the Chapter 11 Cases (i.e., the Subordinated Claims), and certain former directors, current and former officers, and underwriters of certain note offerings face wildfire-related securities claims in the District Court action. The claims described under the heading “Wildfire-Related Securities Claims in District Court” are referred to as the “Wildfire-Related Non-Bankruptcy Securities Claims” and collectively with the claims described under the heading “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” are referred to in this section as the “Wildfire-Related Securities Claims.”

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

On February 22, 2019, a third purported securities class action was filed in the District Court, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint named as defendants certain then-current and former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint asserted claims under Section 11 of the Securities Act of 1933, as amended, based on alleged material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

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

A group of shareholders who also filed proofs of claim in the Chapter 11 Cases filed a motion to intervene in the District Court action to, among other things, oppose the lifting of the stay sought by PERA. That motion remains pending. In addition, on March 21, 2023, a sub-set of this group of shareholders filed a separate action in the District Court against certain former officers and directors, entitled Orbis Capital Limited et al., v. Williams et al., alleging similar claims to those alleged in In re PG&E Corporation Securities Litigation. The parties stipulated to a stay, and on May 16, 2023, the District Court entered an order staying the action.

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

Parties have protested the Utility’s annual updates under the formula rate, and these protests are pending before the FERC. On October 24, 2023, the Utility filed a waiver request for certain inputs to the formula rate related to the cost of long-term debt and certain underwriting fees, which the FERC denied on December 22, 2023. On January 22, 2024, the Utility filed a request for reconsideration, which the FERC denied on February 22, 2024. On March 28, 2024, the Utility filed a petition for review in the Court of Appeals for the District of Columbia.

Aside from the ultimate outcome of the ROE rehearing request and the direct assignment of common plant costs, the FERC’s orders in the TO18 proceeding are not expected to result in a material impact on the Utility’s financial condition, results of operations, liquidity, or cash flows. Some of the issues that will be decided in a final and unappealable TO18 decision, including the direct assignment of common plant costs, will also be incorporated into the Utility’s TO19 and TO20 rate cases. The Utility has established regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the first quarter of 2024 of approximately $484 million pending a final and non-appealable TO18 decision. Based on the settlement in principle, a portion of the direct assignment of common plant costs are expected to be recovered at the CPUC in a separate application, and as a result, as of March 31, 2024, the Utility had recorded approximately $233 million to Regulatory assets.

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

The CPUC’s procedural schedule indicates that a PD will be issued by the second quarter of 2024.

Wildfire and Gas Safety Costs Interim Rate Relief Subject to Refund

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

On March 7, 2024, the CPUC approved a final decision authorizing the Utility to recover $516 million in interim rates to be recovered over at least 12 months starting April 1, 2024. The remaining $172 million will be recovered to the extent it is approved after the CPUC issues a final decision. Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

The ALJ has adopted a schedule that would result in a final decision on the wildfire mitigation costs by late December 2024 and a final decision on the gas safety and electric modernization costs by June 2025.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $87 million and $89 million as of March 31, 2024 and December 31, 2023, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	March 31, 2024	December 31, 2023
Topock natural gas compressor station	$293	$276
Hinkley natural gas compressor station	105	104
Former MGP sites owned by the Utility or third parties (1)	800	809
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	79	107
Fossil fuel-fired generation facilities and sites (3)	18	19
Total environmental remediation liability	$1,295	$1,315

(1) Primarily driven by the following sites: San Francisco Beach Street, Napa, and San Francisco East Harbor.
(2) Primarily driven by geothermal landfill and Shell Pond site.
(3) Primarily driven by the San Francisco Potrero Power Plant.

The Utility’s gas compressor stations, former MGP sites, power plant sites, gas gathering sites, and sites used by the Utility for the storage, recycling, and disposal of potentially hazardous substances are subject to requirements issued by the United States Environmental Protection Agency under the Federal Resource Conservation and Recovery Act in addition to other state laws relating to hazardous substances.  The Utility has a comprehensive program to comply with federal, state, and local laws and regulations related to hazardous materials, waste, remediation activities, and other environmental requirements.  The Utility assesses and monitors the environmental requirements on an ongoing basis and implements changes to its program as deemed appropriate. The Utility’s remediation activities are overseen by the DTSC, several California regional water quality control boards, and various other federal, state, and local agencies.

The Utility’s environmental remediation liability as of March 31, 2024, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of March 31, 2024, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $212 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $576 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. It is reasonably possible that the Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $79 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. It is reasonably possible that the Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $20 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at Diablo Canyon and the Humboldt Bay independent spent fuel storage installation.

NEIL provides insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at the Utility’s two nuclear generating units at Diablo Canyon. NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for Diablo Canyon. For the Humboldt Bay independent spent fuel storage installation, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages. NEIL also provides coverage for damages caused by acts of terrorism and cyberattacks at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. These coverage amounts are shared by all NEIL members and all nuclear and non-nuclear property insurance policies issued by NEIL. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at Diablo Canyon. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $42 million.  If EMANI losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment of approximately $5 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. As of December 31, 2023, the Utility had undiscounted future expected obligations of approximately $32 billion. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

Oakland Headquarters Lease and Purchase

On October 23, 2020, the Utility and BA2 300 Lakeside LLC (“Landlord”), a wholly owned subsidiary of TMG Bay Area Investments II, LLC, entered into an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building (the “Property”) to serve as the Utility’s principal administrative headquarters (the “Lease”).

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of March 31, 2024, approximately 715,000 rentable square feet of the leased premises has been made available for use by the Utility.

As of March 31, 2024, the Utility has recorded $781 million in Financing lease ROU assets, $85 million in accumulated amortization, $207 million in leasehold improvements, net of accumulated amortization, which includes $126 million that was provided to the Utility as lease incentives, $271 million in current Financing lease liabilities, and $552 million in noncurrent Financing lease liabilities in the Condensed Consolidated Financial Statements primarily related to the Lease, as amended.

For more information about the Lease, see “Oakland Headquarters Lease and Purchase” in Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of March 31, 2024, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, including updates to information reported under Item 3. Legal Proceedings of the 2023 Form 10-K, see Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part I, MD&A: “Litigation Matters.”

Each of PG&E Corporation and the Utility has elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S-K unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On February 29, 2024, John R. Simon, who serves as Executive Vice President, General Counsel and Chief Ethics & Compliance Officer of PG&E Corporation, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 50,000 shares of PG&E Corporation common stock. The trading arrangement will terminate on the earlier of March 1, 2025 or the execution of the sale of all 50,000 shares.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version Amended and Restated Articles of Incorporation of PG&E Corporation, filed on June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K dated December 31, 2022 (File No. 1-12609), Exhibit 3.1)

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

4.1		Twenty-Fourth Supplemental Indenture, dated as of February 28, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 26, 2024 (File No. 1-2348), Exhibit 4.1)

10.1		Amendment No. 3 to Credit Agreement, dated as of April 16, 2024, among Pacific Gas and Electric Company, the lenders party thereto and Bank of America, N.A., as administrative agent

10.2
Amendment No. 10 to Receivables Financing Agreement, dated as of December 8, 2023, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time and part thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent

10.3
Amendment No. 11 to Receivables Financing Agreement, dated as of March 28, 2024, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time and party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent

10.4
Update to Schedule 1 to Collection Account Intercreditor Agreement, dated as of March 28, 2024, among Pacific Gas and Electric Company, PG&E Recovery Funding LLC, PG&E Wildfire Recovery Funding LLC, Citibank, N.A., MUFG Bank, Ltd., and The Bank of New York Mellon Trust Company, N.A. (redacted)

10.5	*	Retention Letter Agreement between PG&E Corporation and Carla J. Peterman, dated February 20, 2024 (redacted)

10.6	*	Retention Letter Agreement between PG&E Corporation and John R. Simon, dated February 20, 2024 (redacted)

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: April 24, 2024