Form 10-Q
period 2024-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2024-07-25
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					June 30, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 17, 2024:
PG&E Corporation:	2,615,204,752*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2
OTHER INFORMATION	Part II, Item 5

EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2023 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2023
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q for the period ended June 30, 2024
AB	Assembly Bill
ALJ	administrative law judge
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
ARC	Annual Report on Compliance
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	United States Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants

NAV	net asset value
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility
PCWA	Placer County Water Agency
PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TCJA	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•the risks and uncertainties associated with wildfires that have occurred or may occur in the Utility’s service area, including the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), the wildfire that began on July 13, 2021 near the Cresta Dam in the Feather River Canyon in Plumas County, California (the “2021 Dixie fire”), the wildfire that began on September 6, 2022 near Oxbow Reservoir in Placer County, California (the “2022 Mosquito fire”), and any other wildfires for which the causes have yet to be determined; the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; the risk that the Utility is not able to recover costs from the Wildfire Fund or other third parties or through rates; and the effect on PG&E Corporation’s and the Utility’s reputations of such wildfires, investigations, and proceedings;

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

•the ability of PG&E Corporation and the Utility to use securitization to finance the recovery of the remaining $1.385 billion of fire risk mitigation capital expenditures that were incurred by the Utility;

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

Despite these extensive measures, the potential that the Utility’s equipment will be involved in the ignition of future wildfires, including catastrophic wildfires, is significant. This risk may be attributable to, and exacerbated by, a variety of factors, including climate (in particular, extended periods of seasonal dryness coupled with periods of high wind velocities and other storms), infrastructure, and vegetation conditions. Once an ignition has occurred, the Utility may be unable to control the extent of damages, which is primarily determined by environmental conditions (including weather and vegetation conditions), third-party suppression efforts, and the location of the wildfire.

The financial impact of past wildfires is significant. As of June 30, 2024, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.125 billion, $1.6 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

As of June 30, 2024, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $525 million for the 2021 Dixie fire, and $83 million for the 2022 Mosquito fire. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of June 30, 2024, the Utility has recorded a Wildfire Fund receivable of $600 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of June 30, 2024, the Utility has recorded receivables for regulatory recovery of $587 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

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

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. For example, although PG&E Corporation had 2,615,204,752 shares outstanding as of July 17, 2024, only 2,137,461,162 shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of July 17, 2024 was 3.88% of PG&E Corporation’s outstanding shares.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2024 and 2023. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Consolidated Total	$520	$406	$1,252	$975
PG&E Corporation	(41)	(70)	(87)	(124)
Utility	$561	$476	$1,339	$1,099

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$4,458	$3,852	$8,510	$7,971
Natural gas	1,528	1,438	3,337	3,528
Total operating revenues	5,986	5,290	11,847	11,499
Operating Expenses
Cost of electricity	763	672	1,084	1,194
Cost of natural gas	204	274	733	1,190
Operating and maintenance	2,753	2,431	5,384	5,105
SB 901 securitization charges, net	—	289	—	562
Wildfire-related claims, net of recoveries	(3)	(1)	(4)	(3)
Wildfire Fund expense	78	117	156	234
Depreciation, amortization, and decommissioning	1,053	997	2,075	2,074
Total operating expenses	4,848	4,779	9,428	10,356
Operating Income	1,138	511	2,419	1,143
Interest income	199	140	333	250
Interest expense	(750)	(553)	(1,404)	(1,073)
Other income, net	79	64	158	148
Income Before Income Taxes	666	162	1,506	468
Income tax provision (benefit)	101	(318)	160	(638)
Net Income	565	480	1,346	1,106
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$561	$476	$1,339	$1,099

Operating Revenues

The Utility’s electric and natural gas operating revenues increased by $696 million, or 13%, in the three months ended June 30, 2024, compared to the same period in 2023. These increases were primarily due to:

•approximately $650 million in increased base revenues authorized in the 2023 GRC in the three months ended June 30, 2024, as compared to the same period in 2023;

•approximately $275 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended June 30, 2024, with no comparable revenues in the same period in 2023;

•approximately $130 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended June 30, 2024, with no comparable revenues in the same period in 2023; and

•an increase in revenues to recover the cost of electricity procurement, which increased by approximately $90 million in the three months ended June 30, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See “Cost of Electricity” below.

Partially offset by:

•a decrease of approximately $180 million in revenues to recover the costs associated with the Risk Transfer Balancing Account (“RTBA”) in the three months ended June 30, 2024, as compared to the same period in 2023. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K;

•a decrease of approximately $80 million in revenues to recover the costs associated with the RUBA in the three months ended June 30, 2024, as compared to the same period in 2023. These revenues and associated costs are passed through to customers and do not impact net income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1; and

•a decrease in revenues to recover the cost of natural gas, which decreased by approximately $70 million in the three months ended June 30, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See “Cost of Natural Gas” below.

The Utility’s electric and natural gas operating revenues increased by $348 million, or 3%, in the six months ended June 30, 2024, compared to the same period in 2023. These increases were primarily due to:

•approximately $1.3 billion in increased base revenues authorized in the 2023 GRC in the six months ended June 30, 2024, as compared to the same period in 2023;

•approximately $550 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the six months ended June 30, 2024, with no comparable revenues in the same period in 2023; and

•approximately $130 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the six months ended June 30, 2024, with no comparable revenues in the same period in 2023.

Partially offset by:

•approximately $585 million in revenues authorized in the final 2020 WMCE decision in the six months ended June 30, 2023, with no comparable revenues in the same period in 2024;

•a decrease in revenues to recover the cost of electricity procurement, which decreased by approximately $110 million and the cost of natural gas, which decreased by approximately $460 million in the six months ended June 30, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See “Cost of Electricity” and “Cost of Natural Gas” below;

•a decrease of approximately $260 million in revenues to recover the costs associated with the RTBA in the six months ended June 30, 2024, as compared to the same period in 2023. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K; and

•a decrease of approximately $135 million in revenues to recover the costs associated with the RUBA in the six months ended June 30, 2024, as compared to the same period in 2023. These revenues and associated costs are passed through to customers and do not impact net income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of purchased power, net	$715	$626	$946	$765
Fuel used in generation facilities	48	46	138	429
Total cost of electricity	$763	$672	$1,084	$1,194

The Cost of electricity increased by $91 million, or 14% in the three months ended June 30, 2024, as compared to the same period in 2023. These increases were primarily the result of lower CAISO market sales revenues and increased nuclear fuel amortization costs, partially offset by lower natural gas market prices included as fuel costs.

The Cost of electricity decreased by $110 million, or 9% in the six months ended June 30, 2024, as compared to the same period in 2023. These decreases were primarily the result of lower natural gas market prices included as fuels costs, partially offset by lower CAISO market sales revenues.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of natural gas sold	$163	$233	$643	$1,111
Transportation cost of natural gas sold	41	41	90	79
Total cost of natural gas	$204	$274	$733	$1,190

The Cost of natural gas decreased by $70 million, or 26%, in the three months ended June 30, 2024, as compared to the same period in 2023. These decreases were primarily the result of lower natural gas procurement costs, due to lower natural gas market prices for the period.

The Cost of natural gas decreased by $457 million, or 38%, in the six months ended June 30, 2024, as compared to the same period in 2023. These decreases were primarily the result of lower natural gas procurement costs, partially offset by unfavorable price risk management results, both of which were due to lower natural gas market prices for the period.

Operating and Maintenance

The Utility’s Operating and maintenance expenses increased by $322 million, or 13%, in the three months ended June 30, 2024, compared to the same period in 2023. These increases were primarily due to:

•approximately $275 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended June 30, 2024, with no comparable costs in the same period in 2023;

•approximately $130 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended June 30, 2024, with no comparable costs in the same period in 2023;

•approximately $110 million of previously deferred expenses as a result of the 2023 GRC in the three months ended June 30, 2024, with no comparable costs in the same period in 2023;

•the write-off of approximately $60 million of costs as a result of the CPUC’s final decision denying the Pacific Generation application in the three months ended June 30, 2024, with no comparable costs in the same period in 2023. For more information, see “Regulatory Matters” below; and

•increased labor and benefit costs in the three months ended June 30, 2024, as compared to the same period in 2023.

Partially offset by:

•a decrease of approximately $125 million in insurance costs related to the Utility’s adoption of self-insurance in the three months ended June 30, 2024, as compared to the same period in 2023;

•a decrease of approximately $80 million in costs associated with the RUBA in the three months ended June 30, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1;

•$50 million related to the civil stipulated judgement filed on May 31, 2023, by the Utility and the Shasta County District Attorney’s Office (“Shasta D.A.”) for the Shasta D.A. to dismiss with prejudice all criminal charges against the Utility in connection with the 2020 Zogg fire (the “Zogg Stipulation’), with no comparable costs in 2024; and

•increased operating cost efficiencies in the three months ended June 30, 2024.

The Utility’s Operating and maintenance expenses increased by $279 million, or 5%, in the six months ended June 30, 2024, compared to the same period in 2023. These increases were primarily due to:

•approximately $550 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the six months ended June 30, 2024, with no comparable costs in 2023;

•approximately $220 million of previously deferred expenses as a result of the 2023 GRC in the six months ended June 30, 2024, with no comparable costs in 2023;

•approximately $130 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the six months ended June 30, 2024, with no comparable costs in the same period in 2023;

•the write-off of approximately $60 million of costs as a result of the CPUC’s final decision denying the Pacific Generation application in the six months ended June 30, 2024, with no comparable costs in the same period in 2023. For more information, see “Regulatory Matters” below; and

•increased labor and benefit costs in the six months ended June 30, 2024, as compared to the same period in 2023.

Partially offset by:

•approximately $420 million of previously deferred expenses authorized in the final 2020 WMCE decision in the six months ended June 30, 2023, with no comparable costs in 2024;

•a decrease of approximately $300 million in insurance costs related to the Utility’s adoption of self-insurance in the six months ended June 30, 2024, as compared to the same period in 2023;

•a decrease of approximately $135 million in costs associated with the RUBA in the six months ended June 30, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1;

•the recognition of $50 million related to the Zogg Stipulation in the six months ended June 30, 2023, with no comparable costs in 2024; and

•increased operating cost efficiencies in the six months ended June 30, 2024.

SB 901 Securitization Charges, Net

The Utility’s SB 901 securitization charges, net decreased by $289 million, or 100%, and $562 million, or 100% in the three and six months ended June 30, 2024, compared to the same periods in 2023. In the three and six months ended June 30, 2023, the Utility recorded charges of $289 million and $562 million, respectively, representing the amounts that are refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock, with no comparable charges in 2024. For more information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Wildfire-Related Claims, Net of Recoveries

There was no material change to Wildfire-related claims, net of recoveries for the periods presented.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense decreased by $39 million, or 33%, and $78 million, or 33%, in the three and six months ended June 30, 2024, compared to the same periods in 2023. This decrease was due to the increase in the estimated period of coverage of the Wildfire Fund from 15 to 20 years. For more information, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization and decommissioning expenses increased by $56 million, or 6%, and $1 million, or 0%, in the three and six months ended June 30, 2024, compared to the same periods in 2023. These increases were primarily due to the growth in plant balance from capital additions, partially offset by deferred depreciation expense for costs awaiting regulatory decisions, a decrease in decommissioning expense primarily as a result of the 2021 Nuclear Decommissioning Cost Triennial Proceeding final decision, and lower depreciation rates authorized in the 2023 GRC.

Interest Income

The Utility’s Interest income increased by $59 million, or 42%, and increased by $83 million, or 33%, in the three and six months ended June 30, 2024, compared to the same periods in 2023. These increases were primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

The Utility’s Interest expense increased by $197 million, or 36%, and increased by $331 million, or 31%, in the three and six months ended June 30, 2024 compared to the same periods in 2023. These increases were primarily due to an increase in long term debt with higher fixed interest rates and an increase in short-term debt with higher variable interest rates.

Other Income, Net

There was no material change to Other income, net of recoveries for the periods presented.

Income Tax Provision (Benefit)

The Utility’s Income tax provision increased by $419 million, or 132%, and $798 million, or 125%, in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to a decrease in the tax benefit recognized related to the Fire Victim Trust’s sale of PG&E Corporation common stock as well as higher pretax book income in the three and six months ended June 30, 2024, compared to the same periods in 2023.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	4.6%	(53.6)%	3.3%	(36.0)%
Effect of regulatory treatment of fixed asset differences (2)	(16.4)%	(54.1)%	(14.5)%	(42.1)%
Tax credits	(0.7)%	(1.5)%	(0.6)%	(1.1)%
Fire Victim Trust (3)	—%	(124.5)%	—%	(84.4)%
Other, net	6.6%	17.8%	1.4%	6.4%
Effective tax rate	15.2%	(194.9)%	10.6%	(136.2)%

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
(3) Includes the tax effect of the Fire Victim Trust’s sale of PG&E Corporation common stock in 2023. For more information, see “Tax Matters” in Item 7. MD&A and Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

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

As of June 30, 2024, PG&E Corporation and the Utility had access to approximately $3.3 billion of total liquidity comprised of approximately $1.1 billion of the Utility’s cash and cash equivalents, $255 million of PG&E Corporation’s cash and cash equivalents and $2.0 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

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

As of June 30, 2024, the Utility had contributed $625 million to Pacific Energy Risk Solutions LLC, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance, of which approximately $8 million was classified as Restricted cash due to minimum capital and surplus requirements. See “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Financial Resources

Equity Financings

PG&E Corporation does not plan to issue any equity in 2024, except for employee compensation purposes. Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, its share price, its earnings, the timing and outcome of ratemaking proceedings, and the timing and terms of other financings.

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

AB 1054 Securitization

On July 24, 2024, the Utility and PG&E Recovery Funding LLC (the “Issuing Entity”) entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters party thereto with respect to the purchase and sale of $1.42 billion aggregate principal amount of senior secured recovery bonds, series 2024-A, to be issued by the Issuing Entity. The issuance is expected to close in August 2024.

Credit Facilities and Term Loans

As of June 30, 2024, PG&E Corporation and the Utility had $500 million and $1.5 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

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

On June 26, 2024, the Utility amended its existing receivables securitization program to, among other things, extend the scheduled termination date from June 9, 2025 to June 26, 2026.

On June 28, 2024, the Utility amended its existing bridge term loan credit agreement to, among other things, (i) extend the maturity date from August 15, 2024 to December 16, 2024, and (ii) modify the mandatory prepayment provision to require the Utility to prepay term loans outstanding under such credit agreement, subject to certain exceptions, with 100% of the net cash proceeds received by the Utility from the issuance of debt securities or incurrence of any debt under any bank credit facilities (excluding AB 1054 securitizations and the Utility’s revolving credit agreement). After giving effect to a prepayment of $100 million on April 15, 2024, the total aggregate principal amount of term loans outstanding under such credit agreement is $2.0 billion.

For more information, see “Credit Facilities and Term Loans” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Other Financings

The Utility is seeking financing through the Energy Infrastructure Reinvestment category of the DOE’s Clean Energy Financing Program to help fund California’s clean energy transition.

On February 20, 2024, the Utility entered into an agreement with Citizens Energy Corporation (“Citizens”) pursuant to which the Utility may lease to Citizens entitlements to certain transmission assets. The costs related to such leased entitlements are and will continue to be excluded from the Utility’s FERC transmission rates for the duration of the applicable lease. The Utility may offer Citizens up to five lease options over the term of the agreement, for a total investment by Citizens of up to $1.0 billion. If Citizens exercises and the parties close on a lease option, the Utility will receive an upfront payment as prepaid rent for that lease, which is expected to average approximately $200 million per lease, and the rate base associated with the leased entitlements will go into Citizens’ rate base, rather than the Utility’s, for 30 years. The transactions contemplated by the agreement are subject to FERC and CPUC approvals of pending or forthcoming filings.

Dividends

Utility

On February 13, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on May 15, 2024, to holders of record as of April 30, 2024. On May 16, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on August 15, 2024, to holders of record as of July 31, 2024.

On each of February 13 and May 16, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million and $500 million, which were paid to PG&E Corporation on March 25 and June 3, 2024, respectively.

PG&E Corporation

On each of February 13 and May 16, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, each declaration totaling $21 million, which were paid on April 15 and July 15, 2024, to holders of record as of March 28 and June 28, 2024, respectively.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the six months ended June 30, 2024 and 2023.

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$3,114	$2,627
Net cash used in investing activities	(5,225)	(4,420)
Net cash provided by financing activities	2,671	1,772
Net change in cash, cash equivalents, and restricted cash	$560	$(21)

Operating Activities

Net cash provided by operating activities increased by $487 million, or 19%, during the six months ended June 30, 2024, as compared to the same period in 2023. The increases were primarily due to:

•a decrease in amounts paid for natural gas due to a decrease in natural gas commodity prices; and

•an increase in collections through rates as a result of the 2023 GRC final decision.

Partially offset by:

•an increase in climate credits issued to customers; and

•lower returns for collateral posted in 2024 due to a decrease in the volatility of gas prices.

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of operating expenses, other than expenses such as depreciation and amortization that do not require the use of cash. The Utility’s receipts from customers are expected to increase primarily as a result of increases in the Utility’s rate base and from cost recovery applications (see “Cost Recovery Proceedings” below for more information).

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

•the timing and amount of costs in connection with the 2023-2025 WMP and the costs previously incurred in connection with the 2020-2022 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

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

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the six months ended June 30, 2024, compared to June 30, 2023.

(in millions)	Six Months Ended June 30,
Cash used in investing activities - 2023	$(4,420)
Capital expenditures	(256)
Net purchases related to customer credit trust investments	(565)
Other investing activities	16
Net increase in cash used in investing activities	(805)
Cash used in investing activities - 2024	$(5,225)

Net cash used in investing activities increased by $805 million, or 18%, during the six months ended June 30, 2024, as compared to the same period in 2023. The increase was primarily due to a $565 million increase in purchases of customer credit trust investments, net of proceeds from sales, in 2024. In addition, capital expenditures increased by $256 million in 2024 compared to 2023 primarily due to being able to complete more planned capital work in 2024 as result of fewer winter storm events.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur $10.4 billion of capital expenditures in 2024. Additionally, future cash flows used in investing activities could be impacted by the timing and amount of contributions to the self-insurance captive (see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and to the customer credit trust, including $650 million to be contributed by March 2025 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1).

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the six months ended June 30, 2024, compared to June 30, 2023.

(in millions)	Six Months Ended June 30,
Cash provided by financing activities - 2023	$1,772
Net borrowings under credit facilities	2,730
Issuance of long-term debt	(2,431)
Proceeds related to DWR loans	600
Net increase in cash provided by financing activities	899
Cash provided by financing activities - 2024	$2,671

Net cash provided by financing activities increased by $899 million, or 50%, during the six months ended June 30, 2024, as compared to the same period in 2023. The increases were primarily due to:

•a $2.7 billion increase in net borrowings under credit facilities; and

•$600 million in proceeds related to the DWR loan in 2024, with no similar transaction in 2023.

Partially offset by:

•a $2.4 billion decrease in proceeds related to issuance of long-term debt.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments. Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of the Utility’s ability to procure financing from other sources, dividend payments, and equity contributions from PG&E Corporation.

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

During the three months ended June 30, 2024 and through the date of this filing, key updates to regulatory and legislative matters were as follows:

•On July 16, 2024, the CPUC issued a final decision for Phase 2 of the GRC that set a cumulative expenditure cap at $2.26 billion for the period of 2024 to 2026 and provides the Utility the ability to revisit the 2025 and 2026 cap amounts under certain conditions.

•On May 31, 2024, the OEIS approved in part and rejected in part the 2024 WMP change order request, aligning the Utility’s planned wildfire investments with its GRC.

•On May 9, 2024, the CPUC issued a final decision denying the petition for modification in the 2023 Cost of Capital proceeding.

•On May 8, 2024, the CPUC issued a final decision denying the Pacific Generation application.

•On May 8, 2024, the OEIS issued draft guidelines for the 10-year distribution infrastructure undergrounding plan.

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

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of June 30, 2024, the Utility had recorded an aggregate amount of approximately $4.2 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $619 million was authorized for recovery and accounted for as current, and $3.6 billion was accounted for as long term as of June 30, 2024. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the six months ended June 30, 2024 are summarized in the following table:

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

On June 10, 2024, the CPUC extended the deadline to resolve the remaining issues in the proceeding to September 30, 2024.

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

On May 20, 2024, the CPUC extended the statutory deadline to resolve the remaining issues in the proceeding to December 31, 2024.

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

The Utility recorded these costs to the memorandum and balancing accounts as set forth in the following table:

(in millions)	Recorded Costs
WMPMA	$2,095
FRMMA	165
Gas storage balancing account	101
In line inspection memorandum account	92
Other	45
Total	$2,498

In connection with the WGSC application, the Utility also requested interim rate relief of $583 million. The remaining $105 million would be recovered after the CPUC issues a final decision. On March 7, 2024, the CPUC approved a final decision authorizing the Utility to recover $516 million in interim rates to be recovered over at least 12 months starting April 1, 2024.

The ALJ has adopted a schedule that would result in a proposed decision (“PD”) on the wildfire mitigation costs in the first half of 2025 and a final decision on the gas safety and electric modernization costs by June 2025.

Forward-Looking Rate Cases

The Utility routinely participates in forward-looking rate case applications before the CPUC and the FERC. Those applications include GRCs, where the revenue required for general operations (“base revenue”) of the Utility is assessed and reset. In addition, the Utility is periodically involved in “cost of capital” proceedings to adjust its regulated return on rate base. The Utility’s future earnings will depend on the revenue requirements authorized in such rate cases. The Utility also expects to file its SB 884 cost application with the CPUC after the OEIS approves guidelines. See “SB 884 10-Year Distribution Undergrounding Program” below.

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the three months ended June 30, 2024 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Phase 2: balancing account for additional energization costs	Final decision on Phase 1 issued November 2023. Final decision on Phase 2 issued July 2024 sets a cumulative expenditure cap at $2.26 billion for the period of 2024 to 2026.
2023 Cost of Capital	Increase ROE to 11% and cost of debt to 4.31%	Final decision issued December 2022, adopting a 10% ROE. Final decision denying the intervenor petition for modification issued May 2024. Request for rehearing filed June 2024.
Cost of Capital Adjustment Mechanism	Increase ROE to 10.7% and cost of debt to 4.66%	Approved December 2023.
TO18, TO19, and TO20	See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1	Settlement filed with the FERC May 2024.
TO21	Revenue requirement of $2.83 billion for 2024	Accepted December 2023, except as to CAISO adder. Appeal of FERC’s order denying request for rehearing filed June 2024.

2023 General Rate Case

Phase 1

On November 17, 2023, the CPUC issued a final decision on Phase 1, Tracks 1 and 2. For more information, see “Regulatory Matters” in the 2023 Form 10-K.

Phase 2

On September 15, 2023, the Utility served opening testimony proposing to establish a balancing account to record and recover energization costs incremental to the forecasts of the Utility’s Phase 1 2023 GRC. Energization activities include new business connections and capacity-related work to allow for the connections and reduce energization timelines. The Utility proposed to record to the balancing account actual capital expenditures for these programs, with recorded costs for a given year to be recovered through the following year’s rates and subject to reasonableness review in the 2027 GRC application. Costs recorded to the account would be subject to an annual cap. On July 16, 2024, the CPUC issued a final decision that set the expenditure cap at $2.26 billion for the period of 2024 to 2026 and provides the Utility the ability to revisit the 2025 and 2026 cap amounts under certain conditions.

Cost of Capital Proceedings

2023 Cost of Capital Application

On December 19, 2022, the CPUC issued a final decision adopting a new cost of capital including ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023. On January 10, 2023, the CPUC issued a decision correcting certain typographical errors in the final decision. On December 14, 2023, certain intervenors filed a petition for modification requesting that the 2023 cost of capital decision be modified to, among other things, suspend application of the cost of capital adjustment mechanism pending further CPUC decision. On May 9, 2024, the CPUC issued a final decision denying the petition for modification. On June 17, 2024, intervenors filed an application for rehearing of the decision denying their petition for modification.

The 2023 cost of capital application also requested that the CPUC approve an upward adjustment above the three-month commercial paper rate for interest on the Utility’s balancing and memorandum accounts to reflect the Utility’s actual cost of short-term debt. The Utility requested that the adjustment be set on an annual basis effective January 1 of each year based on the average difference between the three-month commercial paper rate and the Utility’s actual cost of short-term debt over the preceding twelve-month period from November through October. The decision deferred consideration of the proposal and any further changes to the cost of capital adjustment mechanism to a second phase of the proceeding. The assigned ALJ has set a schedule that would fully resolve the proceeding by October 31, 2024.

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

On December 22, 2023, the CPUC approved the Utility’s advice letter. As a result, the Utility is authorized to collect a revenue requirement of $328 million, based on the 2023 GRC rate base, effective January 1, 2024. Starting on January 1, 2024, the Utility’s authorized ROE increased from 10.0% to 10.7%, its authorized cost of long-term debt increased from 4.31% to 4.66%, and the benchmark has been updated to 5.78%. On January 12, 2024, several intervenors submitted a request for the CPUC to review the December 22, 2023 approval of the advice letter. On July 11, 2024, the CPUC issued a resolution confirming the approval of the advice letter.

Transmission Owner Rate Cases

Transmission Owner Rate Case for 2024 (the “TO21” rate case)

On October 13, 2023, the Utility filed its TO21 rate case with the FERC. In the filing, the Utility forecasts a 2024 retail electric transmission revenue requirement of $2.83 billion. The proposed amount reflects an approximately 11% decrease over the current rate year 2023 retail revenue requirement of $3.18 billion, due in part to a refund to customers (see “Transmission Owner Rate Case Revenue Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and the transaction to lease entitlements associated with certain transmission assets (see “Liquidity and Financial Resources - Other Financings” above). The Utility made investments of approximately $1.22 billion in 2023 and forecasts that it will make investments of approximately $1.43 billion in 2024 for various capital projects to be placed in service before the end of 2024. The Utility has requested that FERC approve a 12.37% base ROE as well as a 0.5% adder for its participation in the CAISO. The TO21 filing also addresses the Utility’s capital structure and several new issues including wildfire self-insurance recovery from transmission customers. On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but rejecting the 0.5% ROE adder for participation in the CAISO. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s rejection of the 0.5% ROE adder. On February 29, 2024, the FERC issued a notice of denial of rehearing by operation of law. FERC’s denial indicated that substantive issues related to rehearing will be addressed in a future order. On April 22, 2024, the Utility filed an appeal of the FERC’s order in the Court of Appeals for the Ninth Circuit. On June 12, 2024, the FERC issued an order denying the Utility’s request for rehearing. On June 18, 2024, the Utility filed an appeal of the FERC’s order denying the Utility’s request for rehearing. The two appeals have been consolidated.

Other Regulatory Proceedings

2020-2022 Wildfire Mitigation Plans

On February 26, 2023, the OEIS issued its final ARC for the Utility’s 2020 WMP. In the final ARC, the OEIS found that the Utility undertook significant efforts to reduce its wildfire risk and, in many instances, achieved its stated objectives and targets, but did not substantially comply with the WMP during the 2020 compliance period. On March 24, 2023, the Utility filed a writ in the California superior court seeking judicial review of the OEIS ARC on the grounds that the OEIS failed to utilize the compliance evaluation criteria adopted by the CPUC. On June 11, 2024, the Utility and the OEIS entered into a settlement agreement, pursuant to which the Utility dismissed the writ and the OEIS agreed not to recommend that the CPUC pursue an enforcement action against the Utility or impose penalties. On July 10, 2024, enforcement staff of the CPUC determined that the Utility had remediated the defects in the ARC and that no further action was required.

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events. On December 29, 2023, the OEIS issued a final decision approving the Utility’s 2023-2025 WMP. On February 15, 2024, the CPUC ratified the OEIS’s approval. On January 8, 2024, the Utility filed a change order request to reflect spend amounts approved in the 2023 GRC final decision. On May 31, 2024, the OEIS issued a decision approving in part and rejecting in part the change order request.

The Utility submitted updates to the WMP for 2025 on April 2, 2024, as directed by the OEIS. The OEIS stated it will issue a decision on the 2025 WMP update by August 31, 2024.

Application with Pacific Generation for Approval to Transfer Non-Nuclear Generation Assets

On September 28, 2022, the Utility filed an application with the CPUC regarding the separation of the Utility’s non-nuclear generation assets into a newly formed, stand-alone Utility subsidiary, Pacific Generation. The application, which was filed jointly with Pacific Generation, sought to establish Pacific Generation as a separate, rate-regulated utility subject to regulation by the CPUC and contemplated the potential sale of a minority interest in Pacific Generation to one or more investors to be identified. On May 10, 2024, the CPUC issued a final decision denying the application.

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

On October 26, 2022, the Utility notified the CPUC that the Utility’s procedure for wood pole replacements did not comply with CPUC requirements for replacement of poles under certain conditions and, in some instances, the Utility failed to replace wood poles with safety factors below the required minimum. Among other short- and longer-term corrective measures, the Utility is replacing identified poles on a risk prioritized basis and revising its wood pole replacement procedures in alignment with CPUC requirements. On December 22, 2022, February 1, 2024, and July 1, 2024, the Utility submitted updates to the CPUC explaining the Utility had identified a population of wood poles that had not received intrusive inspections in accordance with GO 165’s deadlines due to legacy issues.

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

On November 7, 2023, the Utility submitted an application for license renewal with the NRC. On December 19, 2023, the NRC deemed the application sufficient, which allows continued operations at Diablo Canyon past the plant’s current licenses. The NRC’s schedule indicates that it will issue a final safety evaluation report and supplemental environmental impact statement by June 2025.

On March 29, 2024, the Utility submitted an application for net recovery through rates of approximately $418 million of costs associated with extended operations at Diablo Canyon for the period from 2023 through 2025. The request represents approximately $1.2 billion of forecasted expenditures and collectible revenues authorized by SB 846, offset by forecasted market revenues of $813 million, and incorporating certain fees for the final net recovery amount. The Utility expects to update its net recovery request in the fourth quarter of 2024, before the CPUC issues a final decision, to reflect updated market conditions and potential cost revisions.

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

On July 24, 2024, the Utility and PG&E Recovery Funding LLC (the “Issuing Entity”) entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters party thereto with respect to the purchase and sale of $1.42 billion aggregate principal amount of senior secured recovery bonds, series 2024-A, to be issued by the Issuing Entity. The issuance is expected to close in August 2024.

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

On May 8, 2024, the OEIS issued draft guidelines. The Utility anticipates that the OEIS will issue final guidelines in 2024.

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

RISK MANAGEMENT ACTIVITIES

There have been no material changes to the Utility’s and PG&E Corporation’s risk management activities during the six months ended June 30, 2024. These activities are discussed in detail in Item 7 of the 2023 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s and PG&E Corporation’s critical accounting policies during the six months ended June 30, 2024. These accounting estimates and their key characteristics are discussed in detail in Item 7 of the 2023 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$4,458	$3,852	$8,510	$7,971
Natural gas	1,528	1,438	3,337	3,528
Total operating revenues	5,986	5,290	11,847	11,499
Operating Expenses
Cost of electricity	763	672	1,084	1,194
Cost of natural gas	204	274	733	1,190
Operating and maintenance	2,757	2,436	5,393	5,113
SB 901 securitization charges, net	—	289	—	562
Wildfire-related claims, net of recoveries	(3)	(1)	(4)	(3)
Wildfire Fund expense	78	117	156	234
Depreciation, amortization, and decommissioning	1,053	997	2,075	2,074
Total operating expenses	4,852	4,784	9,437	10,364
Operating Income	1,134	506	2,410	1,135
Interest income	202	143	339	255
Interest expense	(812)	(640)	(1,527)	(1,242)
Other income, net	82	66	158	151
Income Before Income Taxes	606	75	1,380	299
Income tax provision (benefit)	82	(335)	121	(683)
Net Income	524	410	1,259	982
Preferred stock dividend requirement of subsidiary	4	4	7	7
Income Available for Common Shareholders	$520	$406	$1,252	$975
Weighted Average Common Shares Outstanding, Basic	2,137	2,019	2,136	2,005
Weighted Average Common Shares Outstanding, Diluted	2,142	2,139	2,141	2,137
Net Income Per Common Share, Basic	$0.24	$0.20	$0.59	$0.49
Net Income Per Common Share, Diluted	$0.24	$0.19	$0.58	$0.46

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$524	$410	$1,259	$982
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $0, $0, $1, and $2, respectively)	—	—	(1)	5
Total other comprehensive income (loss)	—	—	(1)	5
Comprehensive Income	524	410	1,258	987
Preferred stock dividend requirement of subsidiary	4	4	7	7
Comprehensive Income Available for Common Shareholders	$520	$406	$1,251	$980

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,315	$635
Restricted cash (includes $227 million and $282 million related to VIEs at respective dates)	237	297
Accounts receivable
Customers (net of allowance for doubtful accounts of $349 million and $445 million at respective dates) (includes $1.6 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $349 million and $445 million at respective dates)	1,982	2,048
Accrued unbilled revenue (includes $1.8 billion and $1.1 billion related to VIEs at respective dates)	2,038	1,254
Regulatory balancing accounts	6,698	5,660
Other	1,405	1,494
Regulatory assets	258	300
Inventories
Gas stored underground and fuel oil	56	65
Materials and supplies	767	805
Wildfire Fund asset	305	450
Other	1,678	1,375
Total current assets	16,739	14,383
Property, Plant, and Equipment
Electric	83,458	80,345
Gas	30,642	29,830
Construction work in progress	4,752	4,452
Financing lease ROU asset and other	786	787
Total property, plant, and equipment	119,638	115,414
Accumulated depreciation	(34,396)	(33,093)
Net property, plant, and equipment	85,242	82,321
Other Noncurrent Assets
Regulatory assets	16,230	17,189
Customer credit trust	505	233
Nuclear decommissioning trusts	3,740	3,574
Operating lease ROU asset	573	598
Wildfire Fund asset	4,289	4,297
Income taxes receivable	1	24
Other (includes noncurrent accounts receivable of $78 million and $0 related to VIEs, net of noncurrent allowance for doubtful accounts of $16 million and $0 at respective dates)	3,469	3,079
Total other noncurrent assets	28,807	28,994
TOTAL ASSETS	$130,788	$125,698

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$4,972	$3,971
Long-term debt, classified as current (includes $179 million and $176 million related to VIEs at respective dates)	1,578	1,376
Accounts payable
Trade creditors	2,149	2,309
Regulatory balancing accounts	2,151	1,669
Other	896	851
Operating lease liabilities	81	80
Financing lease liabilities	779	259
Interest payable (includes $67 million and $67 million related to VIEs at respective dates)	723	679
Wildfire-related claims	939	1,422
Other	4,275	4,698
Total current liabilities	18,543	17,314
Noncurrent Liabilities
Long-term debt (includes $10.4 billion and $10.5 billion related to VIEs at respective dates)	52,664	50,975
Regulatory liabilities	19,900	19,444
Pension and other postretirement benefits	464	476
Asset retirement obligations	5,564	5,512
Deferred income taxes	2,484	1,980
Operating lease liabilities	492	518
Financing lease liabilities	45	554
Other	4,127	3,633
Total noncurrent liabilities	85,740	83,092
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,137,460,355 and 2,133,597,758 shares outstanding at respective dates	30,379	30,374
Reinvested earnings	(4,112)	(5,321)
Accumulated other comprehensive loss	(14)	(13)
Total shareholders’ equity	26,253	25,040
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	26,505	25,292
TOTAL LIABILITIES AND EQUITY	$130,788	$125,698

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,259	$982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,075	2,074
Bad debt expense	135	293
Allowance for equity funds used during construction	(84)	(82)
Deferred income taxes and tax credits, net	485	(329)
Wildfire Fund expense	156	234
Other	(134)	41
Effect of changes in operating assets and liabilities:
Accounts receivable	(960)	1,589
Wildfire-related insurance receivable	196	347
Inventories	47	(46)
Accounts payable	419	145
Wildfire-related claims	(483)	(656)
Other current assets and liabilities	(692)	(220)
Regulatory assets, liabilities, and balancing accounts, net	734	(1,931)
Other noncurrent assets and liabilities	(181)	19
Net cash provided by operating activities	2,972	2,460
Cash Flows from Investing Activities
Capital expenditures	(4,936)	(4,680)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,044	751
Purchases of nuclear decommissioning trust investments	(1,082)	(802)
Proceeds from sales and maturities of customer credit trust investments	174	304
Purchases of customer credit investments	(435)	—
Other	10	7
Net cash used in investing activities	(5,225)	(4,420)
Cash Flows from Financing Activities
Borrowings under credit facilities	5,528	5,536
Repayments under credit facilities	(4,827)	(7,665)
Repayments under term loan credit facilities	(100)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $9 and $61 at respective dates	2,259	4,690
Repayments of long-term debt	(450)	(389)
Repayment of AB 1054 recovery bonds	(23)	(14)
Repayment of SB 901 recovery bonds	(64)	(67)
Common stock dividends paid	(43)	—
Proceeds from DWR loan	600	—
Other	(7)	(16)
Net cash provided by financing activities	2,873	2,075
Net change in cash, cash equivalents, and restricted cash	620	115
Cash, cash equivalents, and restricted cash at January 1	932	947

Cash, cash equivalents, and restricted cash at June 30	$1,552	$1,062
Less: Restricted cash and restricted cash equivalents	(237)	(257)
Cash and cash equivalents at June 30	$1,315	$805

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,199)	$(1,068)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$921	$860
Operating lease liabilities arising from ROU assets	1	208
Financing lease liabilities arising from obtaining ROU assets	15	—
Changes to PG&E Corporation common stock and treasury stock in connection with share exchanges with the Fire Victim Trust	—	(1,219)
DWR loan forgiveness and performance-based disbursements	47	67
Common stock dividends declared but not yet paid	21	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	735	—	735	—	735
Other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Common stock issued, net	3,558,470	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	(18)	—	—	—	—	(18)	—	(18)
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2024	2,137,156,228	$30,356	—	$—	$(4,611)	$(14)	$25,731	$252	$25,983
Net income	—	—	—	—	524	—	524	—	524
Common stock issued, net	304,127	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Common stock dividends declared	—	—	—	—	(21)	—	(21)	—	(21)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2024	2,137,460,355	$30,379	—	$—	$(4,112)	$(14)	$26,253	$252	$26,505

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$4,458	$3,852	$8,510	$7,971
Natural gas	1,528	1,438	3,337	3,528
Total operating revenues	5,986	5,290	11,847	11,499
Operating Expenses
Cost of electricity	763	672	1,084	1,194
Cost of natural gas	204	274	733	1,190
Operating and maintenance	2,753	2,431	5,384	5,105
SB 901 securitization charges, net	—	289	—	562
Wildfire-related claims, net of recoveries	(3)	(1)	(4)	(3)
Wildfire Fund expense	78	117	156	234
Depreciation, amortization, and decommissioning	1,053	997	2,075	2,074
Total operating expenses	4,848	4,779	9,428	10,356
Operating Income	1,138	511	2,419	1,143
Interest income	199	140	333	250
Interest expense	(750)	(553)	(1,404)	(1,073)
Other income, net	79	64	158	148
Income Before Income Taxes	666	162	1,506	468
Income tax provision (benefit)	101	(318)	160	(638)
Net Income	565	480	1,346	1,106
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$561	$476	$1,339	$1,099

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$565	$480	$1,346	$1,106
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $0, $0, $1, and $2, respectively)	—	—	(1)	6
Total other comprehensive income (loss)	—	—	(1)	6
Comprehensive Income	$565	$480	$1,345	$1,112

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,060	$442
Restricted cash (includes $227 million and $282 million related to VIEs at respective dates)	236	294
Accounts receivable
Customers (net of allowance for doubtful accounts of $349 million and $445 million at respective dates) (includes $1.6 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $349 million and $445 million at respective dates)	1,982	2,048
Accrued unbilled revenue (includes $1.8 billion and $1.1 billion related to VIEs at respective dates)	2,038	1,254
Regulatory balancing accounts	6,698	5,660
Other	1,406	1,495
Regulatory assets	258	300
Inventories
Gas stored underground and fuel oil	56	65
Materials and supplies	767	805
Wildfire Fund asset	305	450
Other	1,677	1,374
Total current assets	16,483	14,187
Property, Plant, and Equipment
Electric	83,458	80,345
Gas	30,642	29,830
Construction work in progress	4,752	4,452
Financing lease ROU asset and other	786	787
Total property, plant, and equipment	119,638	115,414
Accumulated depreciation	(34,396)	(33,093)
Net property, plant, and equipment	85,242	82,321
Other Noncurrent Assets
Regulatory assets	16,230	17,189
Customer credit trust	505	233
Nuclear decommissioning trusts	3,740	3,574
Operating lease ROU asset	573	598
Wildfire Fund asset	4,289	4,297
Income taxes receivable	—	22
Other (includes noncurrent accounts receivable of $78 million and $0 related to VIEs, net of noncurrent allowance for doubtful accounts of $16 million and $0 at respective dates)	3,321	2,934
Total other noncurrent assets	28,658	28,847
TOTAL ASSETS	$130,383	$125,355

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$4,972	$3,971
Long-term debt, classified as current (includes $179 million and $176 million related to VIEs at respective dates)	1,578	1,376
Accounts payable
Trade creditors	2,147	2,307
Regulatory balancing accounts	2,151	1,669
Other	854	820
Operating lease liabilities	81	80
Financing lease liabilities	779	259
Interest payable (includes $67 million and $67 million related to VIEs at respective dates)	663	621
Wildfire-related claims	939	1,422
Other	4,007	4,391
Total current liabilities	18,171	16,916
Noncurrent Liabilities
Long-term debt (includes $10.4 billion and $10.5 billion related to VIEs at respective dates)	48,058	46,376
Regulatory liabilities	19,900	19,444
Pension and other postretirement benefits	394	405
Asset retirement obligations	5,564	5,512
Deferred income taxes	2,978	2,436
Operating lease liabilities	492	518
Financing lease liabilities	45	554
Other	4,164	3,670
Total noncurrent liabilities	81,595	78,915
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	31,275	30,570
Reinvested earnings	(2,224)	(2,613)
Accumulated other comprehensive loss	(14)	(13)
Total shareholders’ equity	30,617	29,524
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,383	$125,355

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,346	$1,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,075	2,074
Bad debt expense	135	293
Allowance for equity funds used during construction	(84)	(82)
Deferred income taxes and tax credits, net	529	(278)
Wildfire Fund expense	156	234
Other	(154)	64
Effect of changes in operating assets and liabilities:
Accounts receivable	(960)	1,595
Wildfire-related insurance receivable	196	347
Inventories	47	(46)
Accounts payable	408	110
Wildfire-related claims	(483)	(656)
Other current assets and liabilities	(652)	(223)
Regulatory assets, liabilities, and balancing accounts, net	734	(1,931)
Other noncurrent assets and liabilities	(179)	20
Net cash provided by operating activities	3,114	2,627
Cash Flows from Investing Activities
Capital expenditures	(4,936)	(4,680)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,044	751
Purchases of nuclear decommissioning trust investments	(1,082)	(802)
Proceeds from sales and maturities of customer credit trust investments	174	304
Purchases of customer credit investments	(435)	—
Other	10	7
Net cash used in investing activities	(5,225)	(4,420)
Cash Flows from Financing Activities
Borrowings under credit facilities	5,528	5,536
Repayments under credit facilities	(4,827)	(7,665)
Repayments under term loan credit facilities	(100)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $9 and $61 at respective dates	2,259	4,690
Repayments of long-term debt	(450)	(375)

Repayment of AB 1054 recovery bonds	(23)	(14)
Repayment of SB 901 recovery bonds	(64)	(67)
Preferred stock dividends paid	(7)	(7)
Common stock dividends paid	(950)	(875)
Equity contribution from PG&E Corporation	705	560
Proceeds from DWR loan	600	—
Other	—	(11)
Net cash provided by financing activities	2,671	1,772
Net change in cash, cash equivalents, and restricted cash	560	(21)
Cash, cash equivalents, and restricted cash at January 1	736	822
Cash, cash equivalents, and restricted cash at June 30	$1,296	$801
Less: Restricted cash and restricted cash equivalents	(236)	(256)
Cash and cash equivalents at June 30	$1,060	$545

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,083)	$(911)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$921	$860
Operating lease liabilities arising from obtaining ROU assets	1	208
Financing lease liabilities arising from obtaining ROU assets	15	—
DWR loan forgiveness and performance-based disbursements	47	67

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	781	—	781
Other comprehensive loss	—	—	—	—	(1)	(1)
Equity contribution	—	—	440	—	—	440
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$258	$1,322	$31,010	$(2,285)	$(14)	$30,291
Net income	—	—	—	565	—	565
Equity contribution	—	—	265	—	—	265
Common stock dividend	—	—	—	(500)	—	(500)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at Balance at June 30, 2024	$258	$1,322	$31,275	$(2,224)	$(14)	$30,617

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	—	—	6	6
Equity contribution	—	—	310	—	—	310
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2023	$258	$1,322	$29,590	$(3,170)	$(2)	$27,998
Net income	—	—	—	480	—	480
Equity contribution	—	—	250	—	—	250
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2023	$258	$1,322	$29,840	$(3,144)	$(2)	$28,274

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Electric
Revenue from contracts with customers
Residential	$1,516	$1,404	$3,315	$2,693
Commercial	1,655	1,283	3,160	2,427
Industrial	441	375	854	728
Agricultural	439	314	619	469
Public street and highway lighting	27	20	52	39
Other, net (1)	798	(121)	919	(78)
Total revenue from contracts with customers - electric	4,876	3,275	8,919	6,278
Regulatory balancing accounts (2)	(418)	577	(409)	1,693
Total electric operating revenue	$4,458	$3,852	$8,510	$7,971

Natural gas
Revenue from contracts with customers
Residential	$213	$691	$1,730	$2,574
Commercial	187	189	560	702
Transportation service only	424	398	899	842
Other, net (1)	(138)	(257)	(202)	(410)
Total revenue from contracts with customers - gas	686	1,021	2,987	3,708
Regulatory balancing accounts (2)	842	417	350	(180)
Total natural gas operating revenue	1,528	1,438	3,337	3,528
Total operating revenues	$5,986	$5,290	$11,847	$11,499

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of June 30, 2024, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $65 million and $135 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, expected credit losses were $154 million and $293 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA, CPPMA, and a FERC regulatory asset account. As of June 30, 2024, the RUBA current balancing accounts receivable balance was $98 million, and CPPMA and FERC noncurrent regulatory asset balances were $6 million and $73 million, respectively. As of December 31, 2023, the RUBA current balancing accounts receivable balance was $507 million, and CPPMA and FERC noncurrent regulatory asset balances were $5 million and $78 million, respectively. The RUBA current balancing account balance decreased from December 31, 2023 to June 30, 2024 primarily due to the annual electric and gas true-up which allows the Utility to recover approximately $500 million in undercollections from residential customers in 2024.

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

As of June 30, 2024, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the six months ended June 30, 2024 and 2023. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, AB 180 became law. AB 180 authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. During the three and six months ended June 30, 2024, the amount recorded as a reduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel was immaterial to the Condensed Consolidated Statements of Income.

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

The Utility initially accounts for all disbursements from the DWR loan agreement pursuant to Accounting Standards Codification (“ASC”) 470, Debt. When there is reasonable assurance that the Utility will have loan disbursements forgiven by the DWR, such as when the Utility earns a performance-based disbursement or when funds expected to be received from the DOE are less than incurred eligible costs to support the extension of Diablo Canyon, the Utility will recognize those forgiven loans as income related to government grants. The Utility records the income related to government grants as a deduction to expense in the same period(s) that eligible costs are incurred.

The following table provides a summary of where the DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Long-term debt:
Beginning Balance - DWR loan outstanding	$296	$279	$98	$312

Proceeds received	368	—	600	—

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(17)	(19)	(39)	(52)
Operating and maintenance expense - Loan forgiveness and other adjustments	12	—	12	—

Other current liabilities:
Performance-based disbursements deferred	(8)	(15)	(20)	(15)

Long-term debt:
Ending Balance - DWR loan outstanding	$651	$245	$651	$245

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to Diablo Canyon as part of the DOE’s Civil Nuclear Credit Program. The Utility will use these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the Diablo Canyon operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income and will record a receivable related to government grants. During the three and six months ended June 30, 2024, the Condensed Consolidated Statements of Income reflected $159 million and $299 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of Diablo Canyon.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the six months ended June 30, 2024 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2024 and December 31, 2023, the SPV had net accounts receivable of $3.5 billion and $2.7 billion, respectively, and outstanding borrowings of $1.5 billion, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the six months ended June 30, 2024 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of senior secured recovery bonds. On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million of Series 2022-A senior secured recovery bonds. As of June 30, 2024 and December 31, 2023, PG&E Recovery Funding LLC had outstanding borrowings of $1.8 billion, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the six months ended June 30, 2024 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). As of June 30, 2024 and December 31, 2023, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.3 billion, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of June 30, 2024, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of June 30, 2024, it did not consolidate any of them.

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

As of June 30, 2024, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $754 million in Other noncurrent liabilities, $305 million in Current assets - Wildfire Fund asset, and $4.3 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2024 and 2023, the Utility recorded amortization and accretion expense of $78 million and $117 million, respectively. During the six months ended June 30, 2024 and 2023, the Utility recorded amortization and accretion expense of $156 million and $234 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income. As of June 30, 2024, PG&E Corporation and the Utility recorded $500 million in Accounts receivable - other and $100 million in Other noncurrent assets in the Condensed Consolidated Balance Sheets, for Wildfire Fund receivables related to the 2021 Dixie fire.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost for benefits earned (1)	$99	$95	$11	$9
Interest cost	229	229	18	19
Expected return on plan assets	(254)	(246)	(35)	(33)
Amortization of prior service (credit)	(1)	(1)	—	—
Amortization of net actuarial (gain) loss	1	—	(5)	(4)
Net periodic benefit cost	74	77	(11)	(9)
Regulatory account transfer (2)	(9)	(6)	—	—
Total	$65	$71	$(11)	$(9)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery or refund through rates in future periods.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost for benefits earned (1)	$198	$190	$21	$19
Interest cost	458	457	36	37
Expected return on plan assets	(507)	(491)	(70)	(66)
Amortization of prior service cost (credit)	(2)	(2)	1	1
Amortization of net actuarial (gain) loss	1	—	(11)	(9)
Net periodic benefit cost	148	154	(23)	(18)
Regulatory account transfer (2)	(19)	(13)	—	—
Total	$129	$141	$(23)	$(18)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended June 30, 2024
Beginning balance	$(28)	$18	$1	$(9)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	—	1	—	1
Amortization of net actuarial gain (net of taxes of $0, $2, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $2, and $0, respectively)	—	3	—	3
Net current period other comprehensive gain (loss)	—	—	—	—
Ending balance	$(28)	$18	$1	$(9)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended June 30, 2023
Beginning balance	$(12)	$18	$(1)	$5
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $0, and $0, respectively)	—	—	—	—
Amortization of net actuarial gain (net of taxes of $0, $1, and $0, respectively)	—	(3)	—	(3)
Regulatory account transfer (net of taxes of $1, $1, and $0, respectively)	—	3	—	3
Net current period other comprehensive gain (loss)	—	—	—	—
Ending balance	$(12)	$18	$(1)	$5

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Six Months Ended June 30, 2024
Beginning balance	$(28)	$18	$2	$(8)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $1, respectively)	—	—	(1)	(1)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial gain (net of taxes of $0, $3, and $0, respectively)	—	(8)	—	(8)
Regulatory account transfer (net of taxes of $0, $3, and $0, respectively)	1	7	—	8
Net current period other comprehensive loss	—	—	(1)	(1)
Ending balance	$(28)	$18	$1	$(9)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Six Months Ended June 30, 2023
Beginning balance	$(12)	$18	$(6)	$—
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0, and $2, respectively)	—	—	5	5
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $0, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial gain (net of taxes of $0, $2, and $0, respectively)	—	(7)	—	(7)
Regulatory account transfer (net of taxes of $1, $2, and $0, respectively)	1	6	—	7
Net current period other comprehensive gain	—	—	5	5
Ending balance	$(12)	$18	$(1)	$5

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2024	December 31, 2023
Pension benefits	$330	$348
Environmental compliance costs	1,152	1,218
Price risk management	166	160
Catastrophic event memorandum account	1,047	1,074
Wildfire-related accounts	2,518	2,915
Deferred income taxes	3,952	3,543
Financing costs	189	196
SB 901 securitization	5,230	5,249
General rate case memorandum accounts	693	1,291
Other	953	1,195
Total noncurrent regulatory assets	$16,230	$17,189

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2024	December 31, 2023
Cost of removal obligations	$8,527	$8,191
Public purpose programs	1,332	1,238
Employee benefit plans	1,043	1,032
Transmission tower wireless licenses	330	384
SFGO sale	119	185
SB 901 securitization	6,457	6,628
Wildfire self-insurance	600	407
Other	1,492	1,379
Total noncurrent regulatory liabilities	$19,900	$19,444

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	June 30, 2024	December 31, 2023
Electric distribution	$1,759	$1,092
Electric transmission	95	99
Gas distribution and transmission	158	144
Energy procurement	1,554	1,002
Public purpose programs	270	137
Wildfire-related accounts	508	729
Insurance premium costs	37	227
Residential uncollectibles balancing accounts	98	507
Catastrophic event memorandum account	304	413
General rate case memorandum accounts	1,114	1,097
Other	801	213
Total regulatory balancing accounts receivable	$6,698	$5,660

	Balance at
(in millions)	June 30, 2024	December 31, 2023
Electric transmission	$130	$200
Gas distribution and transmission	63	224
Energy procurement	714	77
Public purpose programs	498	299
SFGO sale	51	79
Wildfire-related accounts	264	125
Nuclear decommissioning adjustment mechanism	133	216
Other	298	449
Total regulatory balancing accounts payable	$2,151	$1,669

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of June 30, 2024:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2028	$4,400	(1)	$(2,450)	$(416)	$1,534
Utility Receivables Securitization Program (2)	June 2026	1,500	(3)	(1,500)	—	—	(3)
PG&E Corporation revolving credit facility	June 2026	500		—	—	500
Total credit facilities		$6,400		$(3,950)	$(416)	$2,034

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

On June 26, 2024, the Utility amended its existing receivables securitization program to, among other things, extend the scheduled termination date from June 9, 2025 to June 26, 2026.

On June 28, 2024, the Utility amended its existing bridge term loan credit agreement to, among other things, (i) extend the maturity date from August 15, 2024 to December 16, 2024, and (ii) modify the mandatory prepayment provision to require the Utility to prepay term loans outstanding under such credit agreement, subject to certain exceptions, with 100% of the net cash proceeds received by the Utility from the issuance of debt securities or incurrence of any debt under any bank credit facilities (excluding the Utility’s revolving credit agreement). After giving effect to a prepayment of $100 million on April 15, 2024, the total aggregate principal amount of term loans outstanding under such credit agreement is $2.0 billion.

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

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”). For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K. As of June 30, 2024, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. In the context of the customer harm threshold decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit, which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 9 below). The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues in the Condensed Consolidated Statements of Income for the six months ended June 30, 2024 and 2023.

Upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, $350 million was contributed on March 28, 2024, and $650 million is required to be contributed no later than March 31, 2025 unless certain conditions are met requiring an earlier contribution or unless otherwise ordered by the CPUC. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sold PG&E Corporation common stock shares it held, the SB 901 securitization regulatory liability increased accordingly. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2024, the Utility recorded $82 million and $162 million respectively, for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the three months ended June 30, 2023, the Utility recorded SB 901 securitization charges, net, of $289 million for tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock and $71 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2023, the Utility recorded SB 901 securitization charges, net, of $562 million for tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock and $158 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2024	2023
Balance at January 1	$5,249	$5,378
Amortization	(19)	(82)
Balance at June 30	$5,230	$5,296

	SB 901 securitization regulatory liability
(in millions)	2024	2023
Balance at January 1	$(6,628)	$(5,800)
Amortization	180	240
Additions(1)	(9)	(567)
Balance at June 30	$(6,457)	$(6,127)

(1) Includes $9 million and $5 million of returns on investments in the customer credit trust expected to be credited to customers for the six months ended June 30, 2024 and 2023, respectively.

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

Utility

On February 13, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on May 15, 2024, to holders of record as of April 30, 2024. On May 16, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on August 15, 2024, to holders of record as of July 31, 2024.

On each of February 13 and May 16, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million and $500 million, which were paid to PG&E Corporation on March 25 and June 3, 2024, respectively.

PG&E Corporation

On each of February 13 and May 16, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, each declaration totaling $21 million, which were paid on April 15 and July 15, 2024, to holders of record as of March 28 and June 28, 2024, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Income available for common shareholders	$520	$406	$1,252	$975
Weighted average common shares outstanding, basic	2,137	2,019	2,136	2,005
Add incremental shares from assumed conversions:
Employee share-based compensation	5	6	5	6
Equity units	—	114	—	126
Weighted average common shares outstanding, diluted	2,142	2,139	2,141	2,137
Total income per common share, diluted	$0.24	$0.19	$0.58	$0.46

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2024	December 31, 2023
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	274,047,264	196,063,296
	Options	50,622,500	30,695,000
Electricity (MWh)	Forwards, futures, and swaps	9,989,125	9,169,967
	Options	1,355,200	92,400
	Congestion Revenue Rights (3)	147,542,438	170,465,674

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of June 30, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$171	$(8)	$21	$184
Other noncurrent assets – other	225	—	—	225
Current liabilities – other	(143)	8	1	(134)
Noncurrent liabilities – other	(166)	—	—	(166)
Total commodity risk	$87	$—	$22	$109

As of December 31, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$134	$(8)	$50	$176
Other noncurrent assets – other	280	—	—	280
Current liabilities – other	(172)	8	46	(118)
Noncurrent liabilities – other	(160)	—	—	(160)
Total commodity risk	$82	$—	$96	$178

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of June 30, 2024, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments (2)	$1,235	$—	$—	$—	$1,235
Nuclear decommissioning trusts
Short-term investments	38	—	—	—	38
Global equity securities	2,248	—	—	—	2,248
Fixed-income securities	1,185	1,015	—	—	2,200
Assets measured at NAV	—	—	—	—	20
Total nuclear decommissioning trusts (3)	3,471	1,015	—	—	4,506
Customer credit trust
Short-term investments	348	—	—	—	348
Global equity securities	49	—	—	—	49
Fixed-income securities	21	87	—	—	108
Total customer credit trust	418	87	—	—	505
Price risk management instruments (Note 8)
Electricity	—	28	351	2	381
Gas	—	17	—	11	28
Total price risk management instruments	—	45	351	13	409
Rabbi trusts
Short-term investments	105	—	—	—	105
Global equity securities	5	—	—	—	5
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	110	66	—	—	176
Long-term disability trust
Short-term investments	5	—	—	—	5
Assets measured at NAV	—	—	—	—	133
Total long-term disability trust	5	—	—	—	138
TOTAL ASSETS	$5,239	$1,213	$351	$13	$6,969
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$107	$193	$(4)	$296
Gas	—	9	—	(5)	4
TOTAL LIABILITIES	$—	$116	$193	$(9)	$300

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Includes $608 million in money market funds to be used for the administration of wildfire liability self-insurance. These assets are held by Pacific Energy Risk Solutions, LLC, a wholly-owned subsidiary of the Utility and captive insurance company. For more information see “Self-insurance” in Note 10 below.
(3) Represents amount before deducting $766 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the six months ended June 30, 2024 and 2023.

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

	Fair Value
(in millions)	At June 30, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$327	$117	Market approach	CRR auction prices	$ (17,980.60) - 17,974.20 / 1.57
Power purchase agreements	$24	$76	Discounted cash flow	Forward prices	$ 0.27 - 140.45 / 54.93

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value
(in millions)	At December 31, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$357	$134	Market approach	CRR auction prices	$ (923.72) - 16,696.90 / 1.43
Power purchase agreements	$47	$79	Discounted cash flow	Forward prices	$ 0.86 - 189.80 / 60.03

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2024 and 2023, respectively:

	Price Risk Management Instruments
(in millions)	2024	2023
Asset balance as of April 1	$145	$212
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	13	(86)
Asset balance as of June 30	$158	$126

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2024	2023
Asset balance as of January 1	$191	$199
Net realized and unrealized losses:
Included in regulatory assets and liabilities or balancing accounts (1)	(33)	(73)
Asset balance as of June 30	$158	$126

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of June 30, 2024 and December 31, 2023, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2024		At December 31, 2023
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$4,356	$4,088	$4,548	$4,695
Utility	37,700	33,588	35,909	32,866

(1) As of June 30, 2024, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2024
Nuclear decommissioning trusts
Short-term investments	$38	$—	$—	$38
Global equity securities	361	1,918	(11)	2,268
Fixed-income securities	2,259	28	(87)	2,200
Total (1)	$2,658	$1,946	$(98)	$4,506
As of December 31, 2023
Nuclear decommissioning trusts
Short-term investments	$52	$—	$—	$52
Global equity securities	381	1,792	(11)	2,162
Fixed-income securities	2,103	60	(86)	2,077
Total (1)	$2,536	$1,852	$(97)	$4,291

(1) Represents amounts before deducting $766 million and $717 million as of June 30, 2024 and December 31, 2023, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2024
Less than 1 year	$9
1–5 years	713
5–10 years	516
More than 10 years	962
Total maturities of fixed-income securities	$2,200

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Proceeds from sales and maturities of nuclear decommissioning trust investments	$587	$474	$1,044	$751
Gross realized gains on securities	70	37	111	42
Gross realized losses on securities	(19)	(10)	(30)	(18)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2024
Customer credit trust
Short-term investments	$348	$—	$—	$348
Global equity securities	35	15	(1)	49
Fixed-income securities	109	—	(1)	108
Total	$492	$15	$(2)	$505
As of December 31, 2023
Customer credit trust
Short-term investments	$49	$—	$—	$49
Global equity securities	56	16	(1)	71
Fixed-income securities	111	2	—	113
Total	$216	$18	$(1)	$233

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2024
Less than 1 year	$—
1–5 years	16
5–10 years	27
More than 10 years	65
Total maturities of fixed-income securities	$108

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Proceeds from sales and maturities of customer credit trust investments	$93	$135	$174	$304
Gross realized gains on securities	—	6	8	8
Gross realized losses on securities	(1)	(5)	(2)	(10)

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through June 30, 2024.

Payments (in millions)
2019 Kincade Fire	$834
2021 Dixie Fire	1,044
2022 Mosquito Fire	15
Total at June 30, 2024	$1,893

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

As of July 17, 2024, PG&E Corporation and the Utility are aware of approximately 132 complaints on behalf of at least 2,907 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. On July 14, 2024 the court vacated the bellwether trial date that had been scheduled for August 26, 2024, as well as the hearing on the motion for summary adjudication. The court has also scheduled a damages-only trial for a single claim for February 3, 2025. PG&E Corporation and the Utility are also aware of a complaint on behalf of Geysers Power Company, Calpine Corporation, and CPN Insurance Corporation.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.125 billion as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of June 30, 2024.

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

Loss Accrual (in millions)
Balance at December 31, 2023	$458
Accrued Losses	—
Payments	(167)
Balance at June 30, 2024	$291

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

On October 9, 2023, the SED submitted for adoption by the CPUC a draft resolution approving an Administrative Consent Order and Agreement between the SED and the Utility (the “Dixie ACO”). The Dixie ACO would resolve the SED’s investigation into the 2021 Dixie fire. The Dixie ACO provides that the Utility would (i) pay $2.5 million to California’s General Fund; (ii) pay $2.5 million to tribes impacted by the 2021 Dixie fire; (iii) and undertake an initiative to transition to electronic records for specified patrols and inspections of distribution facilities, at an approximate cost of $40 million over five years, and the Utility may not seek recovery of such costs. The SED agreed to refrain from instituting any further enforcement proceedings against the Utility related to the 2021 Dixie fire. The Dixie ACO states that it does not constitute an admission or evidence of any wrongdoing, fault, omission, negligence, imprudence, or liability on the part of the Utility. The Dixie ACO also states that the parties to it intend that it shall not affect whether the Utility may obtain recovery of costs and expenses incurred in connection with the 2021 Dixie fire, including for amounts drawn from the Wildfire Fund or otherwise sought through a cost recovery application to the CPUC. On February 2, 2024, the CPUC issued a final decision approving the Dixie ACO. In connection with the Dixie ACO, PG&E Corporation and the Utility recorded a liability of $5 million reflected in Other current liabilities on the Condensed Consolidated Financial Statements as of June 30, 2024. For the recordkeeping initiative costs for which the Utility will not seek recovery, the Utility expects to record disallowances as such costs are incurred.

As of July 17, 2024, PG&E Corporation and the Utility are aware of approximately 172 complaints on behalf of at least 8,519 individual plaintiffs and a separate putative class complaint related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. On March 15, 2024, the court scheduled a new trial date for October 14, 2024. The court also set a subsequent trial date for February 24, 2025. PG&E Corporation and the Utility are also aware of a complaint on behalf of the Collins Pine Company and a group of timber companies.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience to date in settling the claims of individual plaintiffs, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.6 billion as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of June 30, 2024.

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

Loss Accrual (in millions)
Balance at December 31, 2023	$870
Accrued Losses	—
Payments	(313)
Balance at June 30, 2024	$557

As of June 30, 2024, the Utility recorded an insurance receivable of $525 million for probable insurance recoveries in connection with the 2021 Dixie fire.

As of June 30, 2024, the Utility recorded a Wildfire Fund receivable of $600 million for probable recoveries in connection with the 2021 Dixie fire. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. As of June 30, 2024, the Utility also recorded a $93 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $494 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of July 17, 2024, PG&E Corporation and the Utility are aware of approximately eight complaints on behalf of at least 329 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the PCWA, a complaint on behalf of the Middle Fork Project Finance Authority, a complaint on behalf of El Dorado County, Placer County, Georgetown Divide Public Utility District, Georgetown Fire Protection District, and El Dorado County Water Agency. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of June 30, 2024.

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

Loss Accrual (in millions)
Balance at December 31, 2023	$85
Accrued Losses	—
Payments	—
Balance at June 30, 2024	$85

As of June 30, 2024, the Utility recorded an insurance receivable of $83 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of June 30, 2024, the Utility also recorded a $7 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $53 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

Loss Recoveries

PG&E Corporation and the Utility have recovery mechanisms available for wildfire liabilities including from insurance, customers, and the Wildfire Fund. PG&E Corporation and the Utility record a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur, and the Utility can reasonably estimate the amount or its range. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such recoveries. For more information on the applicable facts and circumstances of the corresponding wildfires, see “2019 Kincade Fire,” “2021 Dixie Fire,” and “2022 Mosquito Fire.”

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of June 30, 2024 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$525	$83
FERC TO rates	93	7
WEMA	494	53
Wildfire Fund	600	—
Probable recoveries at June 30, 2024 (1)	$1,712	$143

(1) Includes legal costs of $106 million and $43 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of June 30, 2024.

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

Insurance Receivable

Through June 30, 2024, PG&E Corporation and the Utility recorded $525 million and $83 million for probable insurance recoveries in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2023	$326	$63	$389
Accrued insurance recoveries	(1)	21	20
Reimbursements	(211)	—	(211)
Balance at June 30, 2024	$114	$84	$198

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of June 30, 2024, the Utility recorded reductions of $93 million and $7 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of June 30, 2024, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $494 million and $53 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, AB 1054 became law. The law provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of June 30, 2024 reflects an expectation that the Coverage Year will be based on the calendar year.

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

The Wildfire Fund and disallowance cap will be terminated when the amounts therein are exhausted. The Wildfire Fund is expected to be capitalized with (i) $10.5 billion collected through a 15-year extension of the DWR charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by the participating electric IOUs for a 10-year period.

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

As of June 30, 2024, PG&E Corporation and the Utility recorded $500 million and $100 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire.

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

On March 21, 2023, another group of shareholders filed a separate action in the District Court against certain former officers and directors, entitled Orbis Capital Limited et al., v. Williams et al., alleging similar claims to those alleged in In re PG&E Corporation Securities Litigation. The parties stipulated to a stay, and on May 16, 2023, the District Court entered an order staying the Orbis action pursuant to all of the same terms and conditions in the District Court’s September 30, 2022 order staying the In re PG&E Corporation Securities Litigation action.

On May 3, 2024, the Court of Appeals for the Ninth Circuit issued an opinion vacating the stay in the In re PG&E Corporation Securities Litigation action, and remanding the case to the District Court with instructions for the District Court to weigh all the relevant interests in determining whether a stay is appropriate. The District Court has set a status conference for August 27, 2024, regarding mediation and a potential schedule for further briefing on the pending motions to dismiss.

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

The Utility and other parties have filed appeals of the FERC’s TO18 orders. The appeals are currently pending before the D.C. Circuit Court of Appeals and are being held in abeyance. Requests for rehearing of the ROE decision are still pending at the FERC. On May 31, 2024, the Utility and certain intervenors filed a settlement at the FERC regarding TO18.

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

Parties have protested the Utility’s annual updates under the formula rate, and these protests are pending before the FERC. On October 24, 2023, the Utility filed a waiver request for certain inputs to the formula rate related to the cost of long-term debt and certain underwriting fees, which the FERC denied on December 22, 2023. On January 22, 2024, the Utility filed a request for reconsideration, which the FERC denied on February 22, 2024. On March 28, 2024, the Utility filed a petition for review in the Court of Appeals for the District of Columbia. On May 23, 2024, the FERC issued a substantive order on rehearing again denying the Utility’s waiver request, and the Utility withdrew the petition for review.

Aside from the ultimate outcome of the ROE rehearing request and the direct assignment of common plant costs, the FERC’s orders in the TO18 proceeding are not expected to result in a material impact on the Utility’s financial condition, results of operations, liquidity, or cash flows. Some of the issues that will be decided in a final and unappealable TO18 decision, including the direct assignment of common plant costs, will also be incorporated into the Utility’s TO19 and TO20 rate cases. The Utility has established regulatory liabilities for amounts previously collected during the TO18, TO19, and TO20 rate case periods from 2017 through the second quarter of 2024 of approximately $484 million pending a final and non-appealable TO18 decision. Based on the settlement, a portion of the direct assignment of common plant costs are expected to be recovered at the CPUC in a separate application, and as a result, as of June 30, 2024, the Utility had recorded approximately $233 million to Regulatory assets.

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

On May 20, 2024, the CPUC extended the statutory deadline to resolve the remaining issues in the proceeding to December 31, 2024.

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

The ALJ has adopted a schedule that would result in a PD on the wildfire mitigation costs in the first half of 2025 and a final decision on the gas safety and electric modernization costs by June 2025.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $80 million and $89 million as of June 30, 2024 and December 31, 2023, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

Tax Matters

The Internal Revenue Service (“IRS”) is auditing PG&E Corporation’s tax returns for 2015 through 2018. The State of California is auditing PG&E Corporation’s tax returns for 2015 through 2019. The most significant unresolved matter relates to the deductibility of approximately $850 million in costs for gas transmission and distribution lines, which the CPUC did not allow the Utility to recover through rates, and $400 million in customer bill credits, in connection with its decision issued in 2015 for the San Bruno natural gas explosion in September of 2010. PG&E Corporation records an income tax benefit related to a deduction for an uncertain tax position when it determines it is more likely than not that the uncertain tax position will ultimately be sustained. On June 4, 2024, the Office of Chief Counsel of the IRS issued a technical advice memorandum taking the position that the costs the Utility incurred for gas transmission and distribution lines and customer bill credits are nondeductible fines or penalties. As a result, in the quarter ended June 30, 2024, PG&E Corporation determined that it is no longer more likely than not that its deduction related to a portion of the customer bill credits will ultimately be sustained. Accordingly, PG&E Corporation has decreased its Income tax benefit by $70 million during the quarter ended June 30, 2024 related to state and federal income taxes. PG&E Corporation intends to defend itself vigorously as to all costs in this matter.

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

	Balance at
(in millions)	June 30, 2024	December 31, 2023
Topock natural gas compressor station	$287	$276
Hinkley natural gas compressor station	104	104
Former MGP sites owned by the Utility or third parties (1)	810	809
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	75	107
Fossil fuel-fired generation facilities and sites (3)	18	19
Total environmental remediation liability	$1,294	$1,315

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

The Utility’s environmental remediation liability as of June 30, 2024, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of June 30, 2024, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $213 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $647 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. It is reasonably possible that the Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $75 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

On July 11, 2023, the Utility and the Landlord entered into an Amendment to Office Lease and an Agreement of Purchase and Sale and Joint Escrow Instructions, pursuant to which the Utility was deemed to have exercised its option to purchase the Property, as modified. Pursuant to the Agreement of Purchase and Sale and Joint Escrow Instructions, the purchase price of the Property will be $906 million, with deposits applicable to such purchase price of $150 million paid by July 11, 2023, $250 million paid by July 11, 2024, and the remaining $506 million to be paid at closing in June 2025. The Utility will also receive a credit of approximately $172 million towards the final payment, subject to adjustments, which represents the estimated outstanding principal balance of a loan carried by the Property that will be assigned to, and assumed by, the Utility at closing. The Utility will continue to lease the Property pursuant to the Lease, as amended, until closing.

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of June 30, 2024, approximately 715,000 rentable square feet of the leased premises has been made available for use by the Utility.

As of June 30, 2024, the Utility has recorded $781 million in Financing lease ROU assets, $62 million in accumulated amortization, $180 million in leasehold improvements, net of accumulated amortization, which includes $101 million that was provided to the Utility as lease incentives, and $777 million in current Financing lease liabilities in the Condensed Consolidated Financial Statements primarily related to the Lease, as amended.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of June 30, 2024, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

3.3
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.4
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 18, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 18, 2023 (File No. 1-2348), Exhibit 3.)

10.1
Amendment No. 3 to Credit Agreement dated as of April 16, 2024, among Pacific Gas and Electric Company, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q dated March 31, 2024 (File no. 1-2348), Exhibit 10.1)

10.2
Amendment No. 12 to Receivables Financing Agreement, dated as of June 26, 2024, among PG&E AR facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial Servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent

10.3
Amendment No. 1 to Bridge Term Loan Credit Agreement, dated as of June 28, 2024, among Pacific Gas and Electric Company, Barclays Bank PLC and each of the lenders party thereto and Barclays PLC, as administrative agent

10.4	*	PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective as of May 14, 2024

10.5	*	Form of Restricted Stock Unit Agreement for 2024 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: July 24, 2024