Form 10-Q
period 2024-09-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2024-11-07
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					September 30, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of October 30, 2024:
PG&E Corporation:	2,615,288,444*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2
OTHER INFORMATION	Part II, Item 5

EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2023 Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K for the year ended December 31, 2023
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q for the period ended September 30, 2024
AB	Assembly Bill
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
Diablo Canyon	Diablo Canyon nuclear power plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	United States Generally Accepted Accounting Principles
GO	general order
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
Pacific Generation	Pacific Generation LLC, a subsidiary of the Utility

PERA	Public Employees Retirement Association of New Mexico
PERS	Pacific Energy Risk Solutions, LLC
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors in this Form 10-Q and the 2023 Form 10-K and a detailed discussion of these matters contained in Item 7. MD&A in the 2023 Form 10-K and Item 2. in this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include Enhanced Powerline Safety Settings (“EPSS”), PSPS, vegetation management, asset inspections, and system hardening (such as undergrounding). In particular, in 2023, the Utility introduced or expanded its use of several measures including downed conductor detection, partial voltage force outs, and transmission operational controls. The Utility’s wildfire mitigation efforts have also benefited in recent years from improved ignition response and situational awareness tools like weather stations and risk modeling. These initiatives have significantly reduced the number of CPUC-reportable ignitions and the number of acres burned from utility-related ignitions. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility can retain or contract for the workforce necessary to execute its wildfire mitigation actions.

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

The financial impact of past wildfires is significant. As of September 30, 2024, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.2 billion, $1.875 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

As of September 30, 2024, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $525 million for the 2021 Dixie fire, and $86 million for the 2022 Mosquito fire. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. As of September 30, 2024, the Utility has recorded a Wildfire Fund receivable of $875 million for the 2021 Dixie fire. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of September 30, 2024, the Utility has recorded receivables for regulatory recovery of $598 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information.

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

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”) limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. For example, although PG&E Corporation had 2,615,288,444 shares outstanding as of October 30, 2024, only 2,137,544,854 shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles. As such, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of October 30, 2024 was 3.88% of PG&E Corporation’s outstanding shares.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and nine months ended September 30, 2024 and 2023. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Consolidated Total	$576	$348	$1,828	$1,323
PG&E Corporation	(39)	(69)	(126)	(193)
Utility	$615	$417	$1,954	$1,516

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$4,538	$4,507	$13,048	$12,478
Natural gas	1,403	1,381	4,740	4,909
Total operating revenues	5,941	5,888	17,788	17,387
Operating Expenses
Cost of electricity	835	846	1,919	2,040
Cost of natural gas	89	158	822	1,348
Operating and maintenance	2,678	3,136	8,062	8,241
SB 901 securitization charges, net	33	346	33	908
Wildfire-related claims, net of recoveries	74	(32)	70	(35)
Wildfire Fund expense	139	219	295	453
Depreciation, amortization, and decommissioning	1,059	811	3,134	2,885
Total operating expenses	4,907	5,484	14,335	15,840
Operating Income	1,034	404	3,453	1,547
Interest income	153	151	486	401
Interest expense	(721)	(594)	(2,125)	(1,667)
Other income, net	82	62	240	210
Income Before Income Taxes	548	23	2,054	491
Income tax provision (benefit)	(70)	(397)	90	(1,035)
Net Income	618	420	1,964	1,526
Preferred stock dividend requirement	3	3	10	10
Income Available for Common Stock	$615	$417	$1,954	$1,516

Operating Revenues

The Utility’s electric and natural gas operating revenues increased by $53 million, or 1%, in the three months ended September 30, 2024, compared to the same period in 2023. These increases were primarily due to:

•approximately $735 million in increased base revenues authorized in the 2023 GRC in the three months ended September 30, 2024, as compared to the same period in 2023;

•an increase of approximately $245 million in revenues as authorized through the FERC formula rate in the three months ended September 30, 2024, as compared to the same period in 2023;

•approximately $130 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended September 30, 2024, with no comparable revenues in the same period in 2023; and

•approximately $85 million related to the 2021 NDCTP final decision that ordered the Utility to issue a refund of the Non-Qualified Trust to customers in the three months ended September 30, 2023 with no comparable refund in the same period in 2024.

Partially offset by:

•approximately $740 million in revenues authorized in the final 2021 WMCE decision (see “2021 WMCE Application” below) in the three months ended September 30, 2023, with no comparable revenues in the same period in 2024;

•approximately $270 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended September 30, 2023, with no comparable revenues in the same period in 2024; and

•a decrease of approximately $140 million in revenues to recover the costs associated with lower allowance for doubtful accounts under-collections from residential customers in the three months ended September 30, 2024, as compared to the same period in 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

The Utility’s electric and natural gas operating revenues increased by $401 million, or 2%, in the nine months ended September 30, 2024, compared to the same period in 2023. These increases were primarily due to:

•approximately $2.2 billion in increased base revenues authorized in the 2023 GRC in the nine months ended September 30, 2024, as compared to the same period in 2023;

•an increase of approximately $270 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the nine months ended September 30, 2024, as compared to the same period in 2023;

•an increase of approximately $260 million in revenues as authorized through the FERC formula rate in the nine months ended September 30, 2024, as compared to the same period in 2023;

•approximately $260 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the nine months ended September 30, 2024, with no comparable revenues in the same period in 2023; and

•approximately $85 million related to the 2021 NDCTP final decision that ordered the Utility to issue a refund of the Non-Qualified Trust to customers in the nine months ended September 30, 2023 with no comparable refund in the same period in 2024.

Partially offset by:

•approximately $740 million in revenues authorized in the final 2021 WMCE decision (see “2021 WMCE Application” below) in the nine months ended September 30, 2023, with no comparable revenues in the same period in 2024;

•approximately $585 million in revenues authorized in the final 2020 WMCE decision in the nine months ended September 30, 2023, with no comparable revenues in the same period in 2024;

•a decrease in revenues to recover the cost of electricity procurement, which decreased by approximately $120 million and the cost of natural gas, which decreased by approximately $530 million in the nine months ended September 30, 2024, as compared to the same period in 2023. These costs are passed through to customers and do not impact net income. See “Cost of Electricity” and “Cost of Natural Gas” below;

•a decrease of approximately $295 million in revenues to recover the costs associated with the Risk Transfer Balancing Account (“RTBA”) in the nine months ended September 30, 2024, as compared to the same period in 2023. For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K; and

•a decrease of approximately $280 million in revenues to recover the costs associated with lower allowance for doubtful accounts under-collections from residential customers in the the nine months ended September 30, 2024, as compared to the same period in 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of purchased power, net	$754	$752	$1,700	$1,518
Fuel used in generation facilities	81	94	219	522
Total cost of electricity	$835	$846	$1,919	$2,040

The Cost of electricity decreased by $11 million, or 1% in the three months ended September 30, 2024, compared to the same period in 2023. These decreases were primarily the result of lower natural gas market prices included as fuel costs.

The Cost of electricity decreased by $121 million, or 6% in the nine months ended September 30, 2024, compared to the same period in 2023. These decreases were primarily the result of lower natural gas market prices included as fuels costs, partially offset by lower CAISO market sales revenues.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of natural gas sold	$48	$116	$691	$1,226
Transportation cost of natural gas sold	41	42	131	122
Total cost of natural gas	$89	$158	$822	$1,348

The Cost of natural gas decreased by $69 million, or 44%, in the three months ended September 30, 2024, compared to the same period in 2023. These decreases were primarily the result of lower natural gas procurement costs, due to lower natural gas market prices for the period.

The Cost of natural gas decreased by $526 million, or 39%, in the nine months ended September 30, 2024, compared to the same period in 2023. These decreases were primarily the result of lower natural gas procurement costs, partially offset by less favorable price risk management results, both of which were due to lower natural gas market prices for the period.

Operating and Maintenance

The Utility’s Operating and maintenance expenses decreased by $458 million, or 15%, in the three months ended September 30, 2024, compared to the same period in 2023. These decreases were primarily due to:

•approximately $720 million of previously deferred expenses authorized in the 2021 WMCE decision (see “2021 WMCE Application” below) in the three months ended September 30, 2023, with no comparable costs in the same period in 2024;

•approximately $270 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended September 30, 2023, with no comparable costs in the same period in 2024;

•a decrease of approximately $140 million in costs associated with lower allowance for doubtful accounts under-collections from residential customers in the three months ended September 30, 2024, as compared to the same period in 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1; and

•a decrease of approximately $40 million in insurance costs related to the Utility’s adoption of self-insurance in the three months ended September 30, 2024, as compared to the same period in 2023.

Partially offset by:

•an increase of approximately $250 million in costs related to VMBA in the nine months ended September 30, 2024, as compared to the same period in 2023;

•approximately $210 million in costs related to a FERC order denying the capitalization of certain vegetation management costs and ordering the Utility to record these as operating expense, resulting in an increase in operating expense in the three months ended September 30, 2024, with no comparable costs in the same period in 2023;

•approximately $130 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended September 30, 2024, with no comparable costs in the same period in 2023; and

•approximately $110 million of previously deferred expenses as a result of the 2023 GRC in the three months ended September 30, 2024, with no comparable costs in the same period in 2023.

The Utility’s Operating and maintenance expenses decreased by $179 million, or 2%, in the nine months ended September 30, 2024, compared to the same period in 2023. These decreases were primarily due to:

•approximately $720 million of previously deferred expenses authorized in the 2021 WMCE decision (see “2021 WMCE Application” below) in the nine months ended September 30, 2023, with no comparable costs in the same period in 2024;

•approximately $420 million of previously deferred expenses authorized in the final 2020 WMCE decision in the nine months ended September 30, 2023, with no comparable costs in 2024;

•a decrease of approximately $280 million in costs associated with lower allowance for doubtful accounts under-collections from residential customers in the nine months ended September 30, 2024, as compared to the same period in 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1; and

•a decrease of approximately $340 million in insurance costs related to the Utility’s adoption of self-insurance in the nine months ended September 30, 2024, as compared to the same period in 2023.

Partially offset by:

•approximately $330 million of previously deferred expenses as a result of the 2023 GRC in the nine months ended September 30, 2024, with no comparable costs in 2023;

•an increase of approximately $270 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the nine months ended September 30, 2024, as compared to the same period in 2023;

•approximately $260 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the nine months ended September 30, 2024, with no comparable costs in the same period in 2023;

•an increase of approximately $250 million in costs related to VMBA in the nine months ended September 30, 2024, as compared to the same period in 2023;

•approximately $210 million in costs related to a FERC order denying the capitalization of certain vegetation management costs, ordering the Utility to reclassify these costs to operating expense in the nine months ended September 30, 2024, with no comparable costs in the same period in 2023; and

•the write-off of approximately $60 million of costs as a result of the CPUC’s final decision denying the Pacific Generation application in the nine months ended September 30, 2024, with no comparable costs in the same period in 2023. For more information, see “Regulatory Matters” below.

SB 901 Securitization Charges, Net

The Utility’s SB 901 securitization charges, net decreased by $313 million, or 90%, and $875 million, or 96%, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. In the three and nine months ended September 30, 2023, the Utility recorded charges of $346 million and $908 million, respectively, representing the amounts that are refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock as well as amortization of Wildfire Fund contributions under AB 1054, as compared to charges of $33 million in the three and nine months ended September 30, 2024 related to amortization of Wildfire Fund contributions under AB 1054. For more information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and “Wildfire Fund under AB 1054” in Note 10 below.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries increased by $106 million, or 331%, and $105 million, or 300%, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. The Utility recognized pre-tax charges of $425 million related to the 2021 Dixie fire offset by probable recoveries through the Wildfire Fund and WEMA in the three and nine months ended September 30, 2023, as compared to pre-tax charges of $275 million related to the 2021 Dixie fire offset by probable recoveries through the Wildfire Fund and $75 million related to the 2019 Kincade fire in the three and nine months ended September 30, 2024.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense decreased by $80 million, or 37%, and $158 million, or 35%, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. These decreases were primarily due to less accelerated amortization of the Wildfire Fund asset and an increase in the estimated period of coverage of the Wildfire Fund from 15 to 20 years. For more information, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization and decommissioning expenses increased by $248 million, or 31%, and $249 million, or 9%, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. These increases were primarily due to the growth in plant balance from capital additions, an increase in depreciation expense for costs awaiting regulatory decisions, and an increase in decommissioning expense due to the reversal of approximately $175 million in accrued nuclear decommissioning expense as a result of the 2021 NDCTP final decision in the three and nine months ended September 30, 2023, with no comparable reversals in the same periods in 2024.

Interest Income

There was no material change to Interest income in the three months ended September 30, 2024.

The Utility’s Interest income increased by $85 million, or 21%, in the nine months ended September 30, 2024, compared to the same period in 2023. This increase was primarily due to higher interest rates earned on regulatory balancing accounts.

Interest Expense

The Utility’s Interest expense increased by $127 million, or 21%, and $458 million, or 27%, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. These increases were primarily due to an increase in long term debt and short-term debt, reversals of interest expense cost deferrals recorded in prior periods, and higher interest rates paid on regulatory balancing accounts.

Other Income, Net

There was no material change to Other income, net of recoveries for the periods presented.

Income Tax Provision (Benefit)

The Utility’s Income tax provision increased by $327 million, or 82%, and $1.1 billion, or 109%, in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to a decrease in the tax benefit recognized related to the Fire Victim Trust’s sale of PG&E Corporation common stock as well as higher pre-tax income in the three and nine months ended September 30, 2024, compared to the same periods in 2023.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(1.8)%	(447.9)%	2.0%	(55.5)%
Effect of regulatory treatment of fixed asset differences (2)	(26.2)%	(417.4)%	(17.7)%	(59.8)%
Tax credits	(0.7)%	(63.9)%	(0.6)%	(4.0)%
Fire Victim Trust (3)	—%	(953.1)%	—%	(125.4)%
Other, net	(5.1)%	151.6%	(0.3)%	13.2%
Effective tax rate	(12.8)%	(1,709.7)%	4.4%	(210.5)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. These amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Cuts and Jobs Act of 2017.
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

As of September 30, 2024, PG&E Corporation and the Utility had access to approximately $5.2 billion of total liquidity comprised of $712 million of the Utility’s Cash and cash equivalents, which includes $305 million related to PERS, $183 million of PG&E Corporation’s Cash and cash equivalents and $4.3 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to cash and cash equivalents, the Utility holds restricted cash and restricted cash equivalents that primarily consists of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of September 30, 2024, PG&E Corporation and the Utility had Cash and cash equivalents of $183 million and $712 million, respectively.

As of September 30, 2024, the Utility had contributed $768 million to PERS, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance. As of September 2024, $305 million was classified as Cash and cash equivalents, $8 million was classified as Restricted cash and restricted cash equivalents due to minimum capital and surplus requirements, and $449 million was classified as Other current assets due to investments in short-term securities. See “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

Utility

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

On September 5, 2024, the Utility completed the sale of (i) $1.0 billion aggregate principal amount of Floating Rate First Mortgage Bonds due 2025 and (ii) $750 million aggregate principal amount of 5.900% First Mortgage Bonds due 2054. The Utility used the net proceeds for the repayment of a portion of borrowings outstanding under its existing bridge term loan credit agreement.

AB 1054 Securitization

On August 1, 2024, PG&E Recovery Funding LLC issued approximately $1.42 billion of Series 2024-A Senior Secured Recovery Bonds. The senior secured recovery bonds were issued in three tranches: (1) approximately $300 million with an interest rate of 4.838% due June 1, 2035, (2) approximately $373 million with an interest rate of 5.231% due June 1, 2042, and (3) approximately $746 million with an interest rate of 5.529% due June 1, 2051. The $1.41 billion net proceeds were used by the Utility to reimburse itself for previously incurred fire risk mitigation capital expenditures through the repayment of a portion of loans outstanding under the Utility Revolving Credit Agreement.

For more information, see “AB 1054 Securitization” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

PG&E Corporation

On September 11, 2024, PG&E Corporation completed the sale of $1.0 billion aggregate principal amount of 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055. These notes will initially bear interest at the rate of 7.375% per annum, and beginning March 15, 2030 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.883% (but not below 7.375%). PG&E Corporation used the net proceeds for general corporate purposes, including to prepay in full, all loans outstanding under its existing term loan agreement in an aggregate principal amount equal to $500 million.

Facilities and Term Loans

As of September 30, 2024, PG&E Corporation and the Utility had $500 million and $3.8 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

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

On June 28, 2024, the Utility amended its existing bridge term loan credit agreement to, among other things, (i) extend the maturity date from August 15, 2024 to December 16, 2024, and (ii) modify the mandatory prepayment provision to require the Utility to prepay term loans outstanding under such credit agreement, subject to certain exceptions, with 100% of the net cash proceeds received by the Utility from the issuance of debt securities or incurrence of any debt under any bank credit facilities (excluding AB 1054 securitizations and the Utility’s revolving credit agreement). After giving effect to prepayments of $100 million on April 15, 2024 and $1.75 billion on September 5, 2024, the total aggregate principal amount of term loans outstanding under such credit agreement is $250 million.

On July 25, 2024, the Utility amended its existing revolving credit agreement to extend the maturity date for commitments representing $4.196 billion in the aggregate from June 22, 2028 to June 22, 2029 (subject to a one-year extension at the option of the Utility). The remaining $204 million of commitments will mature on June 22, 2028.

PG&E Corporation

On July 25, 2024, PG&E Corporation amended its existing revolving credit agreement to, among other things, (i) extend the maturity date from June 22, 2026 to June 22, 2027 (subject to a one-year extension at the option of PG&E Corporation), and (ii) remove the cash coverage ratio covenant.

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

Dividends

Utility

On each of February 13 and May 16, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on May 15 and August 15, 2024, respectively, to holders of record as of April 30 and July 31, 2024. On September 19, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on November 15, 2024, to holders of record as of October 31, 2024.

On each of February 13, May 16, and September 19, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million, $500 million, and $500 million, which were paid to PG&E Corporation on March 25, June 3, and September 20, 2024, respectively.

PG&E Corporation

On each of February 13, May 16, and September 19, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, each declaration totaling $21 million, which were paid on April 15, July 15, and October 15, 2024, to holders of record as of March 28, June 28 and September 30, 2024, respectively.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the nine months ended September 30, 2024 and 2023.

The Utility’s cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$6,272	$4,530
Net cash used in investing activities	(8,219)	(6,710)
Net cash provided by financing activities	2,257	1,991
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$310	$(189)

Operating Activities

Net cash provided by operating activities increased by $1.7 billion, or 38%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increases were primarily due to:

•decrease in amounts paid for natural gas due to a decrease in natural gas commodity prices; and

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

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the nine months ended September 30, 2024, compared to September 30, 2023.

(in millions)	Nine Months Ended September 30,
Cash used in investing activities - 2023	$(6,710)
Capital expenditures	(440)
Net purchases related to customer credit trust investments	(641)
Purchases of self-insurance investments	(449)
Other investing activities	21
Net increase in cash used in investing activities	(1,509)
Cash used in investing activities - 2024	$(8,219)

Net cash used in investing activities increased by $1.5 billion, or 22%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increases were primarily due to a $641 million increase in net purchases of customer credit trust investments, net of proceeds from sales, and a $449 million increase in purchases of self-insurance investments in 2024. In addition, capital expenditures increased by $440 million in 2024 compared to 2023 primarily due to an increase in capital work related to electric distribution, transmission and substation projects.

The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers. Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust, customer credit trust, and self-insurance investments which are partially offset by the amount of cash used to purchase new nuclear decommissioning trust, customer credit trust investments, and self-insurance investments. The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities. Pursuant to SB 901, the funds in the customer credit trust, along with accumulated earnings, are used exclusively to fund a monthly credit to customers.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur $10.8 billion of capital expenditures in 2024. Additionally, future cash flows used in investing activities could be impacted by the timing and amount of contributions to the self-insurance captive (see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and to the customer credit trust, including $650 million to be contributed by March 2025 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1).

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the nine months ended September 30, 2024, compared to September 30, 2023.

(in millions)	Nine Months Ended September 30,
Cash provided by financing activities - 2023	$1,991
Net borrowings under credit facilities	(340)
Repayments under term loan credit facilities	(1,850)
Issuance of long-term debt	(1,691)
Issuance of short-term debt	999
Proceeds from issuance of Series 2024-A senior secured recovery bonds	1,409
Proceeds related to DWR loans	980
Other financing activities	759
Net increase in cash provided by financing activities	266
Cash provided by financing activities - 2024	$2,257

Net cash provided by financing activities increased by $266 million, or 13%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increases were primarily due to:

•$1.4 billion in proceeds related to the issuance of Series 2024-A senior secured recovery bonds, with no similar transaction in 2023;

•$999 million in proceeds related to issuance of short-term debt, with no similar transaction in 2023; and

•$980 million in proceeds related to the DWR loan in 2024, with no similar transaction in 2023.

Partially offset by:

•a $1.9 billion increase in repayments under term loan credit facilities; and

•a $1.7 billion decrease in proceeds related to issuance of long-term debt.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments. Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of the Utility’s ability to procure financing, dividend payments, and equity contributions from PG&E Corporation.

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

During the three months ended September 30, 2024 and through the date of this filing, key updates to regulatory and legislative matters were as follows:

•On October 17, 2024, the CPUC issued a final decision in the Utility’s 2023 Cost of Capital proceeding that changed the cost of capital adjustment mechanism and lowered the Utility’s ROE from 10.70% to 10.28% effective January 1, 2025.

•On September 12, 2024, the CPUC issued a final decision on interim rate recovery in the Utility’s 2023 WMCE that grants the Utility interim rate relief of $944 million, plus interest, subject to refund.

•On August 29, 2024, the OEIS issued a draft decision approving the Utility’s 2025 WMP update.

•On August 22, 2024, the FERC issued an order approving the Utility’s TO18 transmission rate case settlement as reasonable and in the public interest.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such proceedings. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may later authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps on cost recovery. These accounts, which include the CEMA, WEMA, Fire Hazard Prevention Memorandum Account (“FHPMA”), FRMMA, WMPMA, VMBA, WMBA, and Microgrids Memorandum Account (“MGMA”) among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, and certain third-party wildfire claims. While the Utility generally expects such costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of September 30, 2024, the Utility had recorded an aggregate amount of approximately $4.1 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $1.2 billion was authorized for recovery and accounted for as current, and $2.9 billion was accounted for as long term as of September 30, 2024. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the nine months ended September 30, 2024 are summarized in the following table:

Proceeding	Request (1)	Status
2021 WMCE	Revenue requirement of approximately $1.47 billion	Partial settlement agreement to recover $721 million of revenue requirement approved August 2023.
2022 WMCE	Revenue requirement of approximately $1.29 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023. Partial settlement filed December 2023.
2023 WMCE	Revenue requirement of approximately $1.86 billion	Application filed December 2023. Decision authorizing $944 million of interim rate relief adopted September 2024.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.

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

On September 26, 2024, the CPUC extended the deadline to resolve the remaining issues in the proceeding to December 30, 2024.

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

On September 16, 2024, the CPUC issued a final decision on interim rate recovery that grants the Utility interim rate relief of $944 million, plus interest, subject to refund, to be recovered over at least 17 months starting October 1, 2024. The remaining $914 million, plus interest, would be recovered to the extent it is approved after the CPUC issues a final decision. Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

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

The administrative law judge (“ALJ”) has adopted a schedule that would result in a proposed decision on the wildfire mitigation costs in the first half of 2025 and a final decision on the gas safety and electric modernization costs by June 2025.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the three months ended September 30, 2024 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Phase 2: balancing account for additional energization costs	Final decision on Phase 2 issued July 2024 sets a cumulative expenditure cap at $2.26 billion for the period of 2024 to 2026.
2023 Cost of Capital, Phase 2	Maintain cost of capital adjustment mechanism	Final decision issued October 2024, changing the cost of capital adjustment mechanism and reduced the Utility’s ROE from 10.70% to 10.28% effective January 1, 2025.
TO18, TO19, and TO20	See Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1	Settlement approved by the FERC August 2024.
TO21	Revenue requirement of $2.78 billion for 2024	Accepted December 2023, except as to CAISO adder. Appeal of FERC’s order denying request for rehearing filed June 2024.

2023 General Rate Case

Phase 1

On November 17, 2023, the CPUC issued a final decision on Phase 1, Tracks 1 and 2. For more information, see “Regulatory Matters” in the 2023 Form 10-K.

Phase 2 and Energization Timelines OIR

On September 15, 2023, the Utility served opening testimony proposing to recover energization costs incremental to the forecasts of the Utility’s Phase 1 2023 GRC. Energization activities include new business connections and capacity-related work to allow for the connections and reduce energization timelines. On July 16, 2024, the CPUC issued a final decision approving a memorandum account with interim rate relief, subject to annual caps and reasonableness review in the 2027 GRC application. The overall expenditure cap was set at $2.26 billion for the period of 2024 to 2026. The decision also provides the Utility the ability to request revisions to the 2025 and 2026 cap amounts under certain conditions. On October 4, 2024, the Utility filed a motion to increase the 2025 and 2026 cap amounts by an aggregate $3.1 billion, which reflects approximately $300 million originally included in 2024, for a net increase of $2.8 billion.

On October 18, 2024, the assigned commissioner issued an amended scoping memo providing for a final decision in spring 2025.

Cost of Capital Proceedings

2023 Cost of Capital Application

On December 19, 2022, the CPUC issued a final decision adopting a new cost of capital including ratemaking capital structure (i.e., the relative weightings of common equity, preferred equity, and debt for ratemaking), ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023. On January 10, 2023, the CPUC issued a decision correcting certain typographical errors in the final decision. On December 14, 2023, certain intervenors filed a petition for modification requesting that the 2023 cost of capital decision be modified to, among other things, suspend application of the cost of capital adjustment mechanism pending further CPUC decision. On May 9, 2024, the CPUC issued a final decision denying the petition for modification. On June 17, 2024, intervenors filed an application for rehearing of the decision denying their petition for modification. On October 18, 2024, the CPUC issued an order denying rehearing.

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

On October 17, 2024, the CPUC issued a final decision which reduced the Utility’s ROE effective January 1, 2025 from 10.70% to 10.28% in conjunction with a change to the cost of capital adjustment mechanism (discussed below). As part of the updated ROE, the Utility will be allowed to update the cost of long-term debt effective January 1, 2025. Other policy changes to the cost of capital mechanism, including the Utility’s request for an upward adjustment to the interest rate applicable to the Utility’s balancing and memorandum accounts, were not adopted.

The Utility will file the next cost of capital application on March 20, 2025 for test year 2026.

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

On October 17, 2024, the CPUC issued a final decision which changed the cost of capital adjustment mechanism such that the Utility’s ROE will be adjusted by 20% as opposed to one-half of the difference between the average Moody’s Baa utility bond rates and the benchmark rates.

Transmission Owner Rate Cases

Transmission Owner Rate Case for 2024 (the “TO21” rate case)

On October 13, 2023, the Utility filed its TO21 rate case with the FERC. In the filing, the Utility forecasts a 2024 retail electric transmission revenue requirement of $2.83 billion. The proposed amount reflects an approximately 11% decrease over the rate year 2023 retail revenue requirement of $3.18 billion, due in part to a refund to customers (see “Transmission Owner Rate Case Revenue Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1) and the transaction to lease entitlements associated with certain transmission assets (see “Liquidity and Financial Resources - Other Financings” above). The Utility made investments of approximately $1.22 billion in 2023 and forecasts that it will make investments of approximately $1.43 billion in 2024 for various capital projects to be placed in service before the end of 2024. The Utility has requested that FERC approve a 12.37% base ROE as well as a 0.5% adder for its participation in the CAISO. The TO21 filing also addresses the Utility’s capital structure and several new issues including wildfire self-insurance recovery from transmission customers. On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but denying the 0.5% ROE adder for participation in the CAISO, which results in a forecast transmission revenue requirement of $2.78 billion. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s denial of the 0.5% ROE adder for participation in the CAISO. On February 29, 2024, the FERC issued a notice of denial of rehearing by operation of law. FERC’s denial indicated that substantive issues related to rehearing will be addressed in a future order. On June 12, 2024, the FERC issued an order denying the Utility’s request for rehearing. On June 18, 2024, the Utility and California IOUs filed an appeal of the FERC’s order denying the Utility’s request for rehearing. The utilities’ joint opening brief was filed on September 11, 2024.

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

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events. On December 29, 2023, the OEIS issued a final decision approving the Utility’s 2023-2025 WMP. On February 15, 2024, the CPUC ratified the OEIS’s approval. On January 8, 2024, the Utility filed a change order request to reflect spend amounts approved in the 2023 GRC final decision. On May 31, 2024, the OEIS issued a decision approving in part and denying in part the change order request.

The Utility submitted an updated 2025 WMP on April 2, 2024, as directed by the OEIS. On August 29, 2024, the OEIS issued a draft approval of the Utility’s 2025 WMP update.

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

Electric Asset Inspections

The Utility has notified the CPUC of various errors relating to inspections and maintenance of its electric assets or implementation of WMP initiatives. These notices include missed inspections or the inability to locate records evidencing performance of inspections required under CPUC GOs 95 and 165 and errors regarding reporting meeting targets set by the Utility’s WMP. In these notices, the Utility describes the failures and corrective actions the Utility is taking to remediate these issues and to prevent recurrence. Among other corrective measures, the Utility has developed short-term and longer-term systemic corrective actions to address these errors, including performing enhanced inspections for poles with outdated or incomplete GO 165 inspection records and strengthening the Utility’s asset registry, as well as corrective actions regarding reporting on the progress toward WMP targets.

On October 26, 2022, the Utility notified the CPUC that the Utility’s procedure for wood pole replacements did not comply with CPUC requirements for replacement of poles under certain conditions and, in some instances, the Utility failed to replace wood poles with safety factors below the required minimum. Among other short- and longer-term corrective measures, the Utility is replacing identified poles on a risk prioritized basis and revising its wood pole replacement procedures in alignment with CPUC requirements. Since December 22, 2022, on an ongoing basis, the Utility submits updates to the CPUC regarding a population of wood poles that had not received intrusive inspections in accordance with GO 165’s deadlines due to legacy issues.

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

On March 29, 2024, the Utility submitted an application for net recovery through rates of approximately $418 million of costs associated with extended operations at Diablo Canyon for the period from 2023 through 2025. On October 11, 2024, the Utility updated its testimony and net recovery request to reflect updated market conditions closer to the time when rates go into effect. The resulting updated net recovery request is approximately $761 million. The request represents approximately $1.36 billion of forecasted expenditures and collectible revenues, offset by forecasted market revenues of approximately $624 million, and incorporating certain fees for the final net recovery amount.

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

On February 16, 2024, the CPUC issued a final decision approving the Utility’s application. On August 1, 2024, PG&E Recovery Funding LLC issued approximately $1.42 billion of Series 2024-A senior secured recovery bonds.

See “Liquidity and Financial Resources” above.

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

The OEIS issued draft guidelines on May 8, 2024 and revised guidelines on September 10, 2024. The Utility anticipates that the OEIS will issue final guidelines in 2024.

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

RISK MANAGEMENT ACTIVITIES

There have been no material changes to the Utility’s and PG&E Corporation’s risk management activities during the nine months ended September 30, 2024. These activities are discussed in detail in Item 7 of the 2023 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s and PG&E Corporation’s critical accounting policies during the nine months ended September 30, 2024. These accounting estimates and their key characteristics are discussed in detail in Item 7 of the 2023 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$4,538	$4,507	$13,048	$12,478
Natural gas	1,403	1,381	4,740	4,909
Total operating revenues	5,941	5,888	17,788	17,387
Operating Expenses
Cost of electricity	835	846	1,919	2,040
Cost of natural gas	89	158	822	1,348
Operating and maintenance	2,683	3,139	8,076	8,252
SB 901 securitization charges, net	33	346	33	908
Wildfire-related claims, net of recoveries	74	(32)	70	(35)
Wildfire Fund expense	139	219	295	453
Depreciation, amortization, and decommissioning	1,059	811	3,134	2,885
Total operating expenses	4,912	5,487	14,349	15,851
Operating Income	1,029	401	3,439	1,536
Interest income	156	154	495	409
Interest expense	(795)	(682)	(2,322)	(1,924)
Other income, net	83	62	241	213
Income (Loss) Before Income Taxes	473	(65)	1,853	234
Income tax provision (benefit)	(106)	(416)	15	(1,099)
Net Income	579	351	1,838	1,333
Preferred stock dividend requirement of subsidiary	3	3	10	10
Income Available for Common Shareholders	$576	$348	$1,828	$1,323
Weighted Average Common Shares Outstanding, Basic	2,137	2,111	2,136	2,041
Weighted Average Common Shares Outstanding, Diluted	2,143	2,140	2,142	2,138
Net Income Per Common Share, Basic	$0.27	$0.16	$0.86	$0.65
Net Income Per Common Share, Diluted	$0.27	$0.16	$0.85	$0.62

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$579	$351	$1,838	$1,333
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $2, $0, $1, and $2, respectively)	4	(2)	3	3
Total other comprehensive income (loss)	4	(2)	3	3
Comprehensive Income	583	349	1,841	1,336
Preferred stock dividend requirement of subsidiary	3	3	10	10
Comprehensive Income Available for Common Shareholders	$580	$346	$1,831	$1,326

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$895	$635
Restricted cash and restricted cash equivalents (includes $325 million and $282 million related to VIEs at respective dates)	335	297
Accounts receivable
Customers (net of allowance for doubtful accounts of $378 million and $445 million at respective dates) (includes $1.9 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $378 million and $445 million at respective dates)	2,302	2,048
Accrued unbilled revenue (includes $1.4 billion and $1.1 billion related to VIEs at respective dates)	1,593	1,254
Regulatory balancing accounts	7,150	5,660
Other (net of allowance for doubtful accounts of $50 million and $35 million at respective dates)	1,639	1,494
Regulatory assets	244	300
Inventories
Gas stored underground and fuel oil	51	65
Materials and supplies	761	805
Wildfire Fund asset	301	450
Other	2,276	1,375
Total current assets	17,547	14,383
Property, Plant, and Equipment
Electric	84,207	80,345
Gas	30,976	29,830
Construction work in progress	4,975	4,452
Financing lease ROU asset and other	815	787
Total property, plant, and equipment	120,973	115,414
Accumulated depreciation	(34,594)	(33,093)
Net property, plant, and equipment	86,379	82,321
Other Noncurrent Assets
Regulatory assets	15,584	17,189
Customer credit trust	446	233
Nuclear decommissioning trusts	3,912	3,574
Operating lease ROU asset	546	598
Wildfire Fund asset	4,156	4,297
Income taxes receivable	1	24
Other (includes noncurrent accounts receivable of $98 million and $0 related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $0 at respective dates)	3,748	3,079
Total other noncurrent assets	28,393	28,994
TOTAL ASSETS	$132,319	$125,698

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,022	$3,971
Long-term debt, classified as current (includes $204 million and $176 million related to VIEs at respective dates)	2,128	1,376
Accounts payable
Trade creditors	2,395	2,309
Regulatory balancing accounts	2,670	1,669
Other	742	851
Operating lease liabilities	83	80
Financing lease liabilities	584	259
Interest payable (includes $147 million and $67 million related to VIEs at respective dates)	651	679
Wildfire-related claims	993	1,422
Other	4,615	4,698
Total current liabilities	16,883	17,314
Noncurrent Liabilities
Long-term debt (includes $11.7 billion and $10.5 billion related to VIEs at respective dates)	54,748	50,975
Regulatory liabilities	20,391	19,444
Pension and other postretirement benefits	454	476
Asset retirement obligations	5,394	5,512
Deferred income taxes	2,670	1,980
Operating lease liabilities	462	518
Financing lease liabilities	4	554
Other	4,227	3,633
Total noncurrent liabilities	88,350	83,092
Equity
Shareholders’ Equity
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,137,544,854 and 2,133,597,758 shares outstanding at respective dates	30,402	30,374
Reinvested earnings	(3,558)	(5,321)
Accumulated other comprehensive loss	(10)	(13)
Total shareholders’ equity	26,834	25,040
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	27,086	25,292
TOTAL LIABILITIES AND EQUITY	$132,319	$125,698

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,838	$1,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,134	2,885
Bad debt expense	244	552
Allowance for equity funds used during construction	(136)	(123)
Deferred income taxes and tax credits, net	684	(570)
Wildfire Fund expense	295	453
Other	258	328
Effect of changes in operating assets and liabilities:
Accounts receivable	(952)	112
Wildfire-related insurance receivable	278	356
Inventories	31	(46)
Accounts payable	541	331
Wildfire-related claims	(429)	(404)
Other current assets and liabilities	(521)	190
Regulatory assets, liabilities, and balancing accounts, net	1,658	(246)
Other noncurrent assets and liabilities	(820)	(881)
Net cash provided by operating activities	6,103	4,270
Cash Flows from Investing Activities
Capital expenditures	(7,541)	(7,101)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,410	1,226
Purchases of nuclear decommissioning trust investments	(1,468)	(1,302)
Proceeds from sales and maturities of customer credit trust investments	291	455
Purchases of customer credit investments	(477)	—
Purchases of self-insurance investments	(449)	—
Other	15	11
Net cash used in investing activities	(8,219)	(6,711)
Cash Flows from Financing Activities
Borrowings under credit facilities	6,543	7,658
Repayments under credit facilities	(8,042)	(8,817)
Repayments under term loan credit facilities	(2,350)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $13 and $61 at respective dates	3,987	4,690
Proceeds from issuance of AB 1054 recovery bonds, net of financing fees of $10 and $0 at respective dates	1,409	—
Short-term debt financing, net of issuance costs of $1 and $0 at respective dates	999	—
Repayments of long-term debt	(800)	(896)
Repayment of AB 1054 recovery bonds	(46)	(38)
Repayment of SB 901 recovery bonds	(64)	(67)
Common stock dividends paid	(64)	—
Proceeds from DWR loan	980	—

Other	(138)	(74)
Net cash provided by financing activities	2,414	2,456
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	298	15
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	932	947
Cash, cash equivalents, restricted cash, and restricted cash equivalents at September 30	$1,230	$962
Less: Restricted cash and restricted cash equivalents	(335)	(373)
Cash and cash equivalents at September 30	$895	$589

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,911)	$(1,761)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$953	$1,068
Operating lease liabilities arising from ROU assets	6	269
Financing lease liabilities arising from obtaining ROU assets	43	52
Reclassification of operating lease liabilities to financing lease liabilities	—	913
Changes to PG&E Corporation common stock and treasury stock in connection with share exchanges with the Fire Victim Trust	—	(1,829)
DWR loan forgiveness and performance-based disbursements	81	102
Common stock dividends declared but not yet paid	21	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	735	—	735	—	735
Other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Common stock issued, net	3,558,470	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	(18)	—	—	—	—	(18)	—	(18)
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2024	2,137,156,228	$30,356	—	$—	$(4,611)	$(14)	$25,731	$252	$25,983
Net income	—	—	—	—	524	—	524	—	524
Common stock issued, net	304,127	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Common stock dividends declared	—	—	—	—	(21)	—	(21)	—	(21)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2024	2,137,460,355	$30,379	—	$—	$(4,112)	$(14)	$26,253	$252	$26,505
Net income	—	—	—	—	579	—	579	—	579
Other comprehensive income	—	—	—	—	—	4	4	—	4
Common stock issued, net	84,499	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Common stock dividends declared	—	—	—	—	(22)	—	(22)		(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at September 30, 2024	2,137,544,854	$30,402	—	$—	$(3,558)	$(10)	$26,834	$252	$27,086

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075
Net income	—	—	—	—	572	—	572	—	572
Other comprehensive income	—	—	—	—	—	5	5	—	5
Common stock issued, net	7,989,135	(610)	—	—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	(63)	—	—	—	—	(63)	—	(63)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2023	1,995,774,083	$32,214	187,743,590	$(1,907)	$(6,973)	$—	$23,334	$252	$23,586
Net income	—	—	—	—	410	—	410	—	410
Common stock issued, net	67,007,576	(609)	—	—	—	—	(609)	—	(609)
Treasury stock disposition	—	—	(60,000,000)	609	—	—	609	—	609
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2023	2,062,781,659	$31,628	127,743,590	$(1,298)	$(6,567)	$—	$23,763	$252	$24,015
Net income	—	—	—	—	351	—	351	—	351
Other comprehensive loss	—	—	—	—	—	(2)	(2)	—	(2)
Common stock issued, net	70,726,522	(610)	—	—	—	—	(610)	—	(610)
Treasury stock disposition	—	—	(60,000,000)	610	—	—	610	—	610
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at September 30, 2023	2,133,508,181	$31,041	67,743,590	$(688)	$(6,219)	$(2)	$24,132	$252	$24,384

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$4,538	$4,507	$13,048	$12,478
Natural gas	1,403	1,381	4,740	4,909
Total operating revenues	5,941	5,888	17,788	17,387
Operating Expenses
Cost of electricity	835	846	1,919	2,040
Cost of natural gas	89	158	822	1,348
Operating and maintenance	2,678	3,136	8,062	8,241
SB 901 securitization charges, net	33	346	33	908
Wildfire-related claims, net of recoveries	74	(32)	70	(35)
Wildfire Fund expense	139	219	295	453
Depreciation, amortization, and decommissioning	1,059	811	3,134	2,885
Total operating expenses	4,907	5,484	14,335	15,840
Operating Income	1,034	404	3,453	1,547
Interest income	153	151	486	401
Interest expense	(721)	(594)	(2,125)	(1,667)
Other income, net	82	62	240	210
Income Before Income Taxes	548	23	2,054	491
Income tax provision (benefit)	(70)	(397)	90	(1,035)
Net Income	618	420	1,964	1,526
Preferred stock dividend requirement	3	3	10	10
Income Available for Common Stock	$615	$417	$1,954	$1,516

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$618	$420	$1,964	$1,526
Other Comprehensive Income
Pension and other post-retirement benefit plans obligations (net of taxes of $0, $0, $0, and $0, respectively)	—	1	1	1
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $2, $0, $1, and $2, respectively)	5	(3)	4	3
Total other comprehensive income (loss)	5	(2)	5	4
Comprehensive Income	$623	$418	$1,969	$1,530

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$712	$442
Restricted cash and restricted cash equivalents (includes $325 million and $282 million related to VIEs at respective dates)	334	294
Accounts receivable
Customers (net of allowance for doubtful accounts of $378 million and $445 million at respective dates) (includes $1.9 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $378 million and $445 million at respective dates)	2,302	2,048
Accrued unbilled revenue (includes $1.4 billion and $1.1 billion related to VIEs at respective dates)	1,593	1,254
Regulatory balancing accounts	7,150	5,660
Other (net of allowance for doubtful accounts of $50 million and $35 million at respective dates)	1,640	1,495
Regulatory assets	244	300
Inventories
Gas stored underground and fuel oil	51	65
Materials and supplies	761	805
Wildfire Fund asset	301	450
Other	2,275	1,374
Total current assets	17,363	14,187
Property, Plant, and Equipment
Electric	84,207	80,345
Gas	30,976	29,830
Construction work in progress	4,975	4,452
Financing lease ROU asset and other	814	787
Total property, plant, and equipment	120,972	115,414
Accumulated depreciation	(34,593)	(33,093)
Net property, plant, and equipment	86,379	82,321
Other Noncurrent Assets
Regulatory assets	15,584	17,189
Customer credit trust	446	233
Nuclear decommissioning trusts	3,912	3,574
Operating lease ROU asset	541	598
Wildfire Fund asset	4,156	4,297
Income taxes receivable	—	22
Other (includes noncurrent accounts receivable of $98 million and $0 related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $0 at respective dates)	3,599	2,934
Total other noncurrent assets	28,238	28,847
TOTAL ASSETS	$131,980	$125,355

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,022	$3,971
Long-term debt, classified as current (includes $204 million and $176 million related to VIEs at respective dates)	2,128	1,376
Accounts payable
Trade creditors	2,390	2,307
Regulatory balancing accounts	2,670	1,669
Other	700	820
Operating lease liabilities	83	80
Financing lease liabilities	584	259
Interest payable (includes $147 million and $67 million related to VIEs at respective dates)	591	621
Wildfire-related claims	993	1,422
Other	4,344	4,391
Total current liabilities	16,505	16,916
Noncurrent Liabilities
Long-term debt (includes $11.7 billion and $10.5 billion related to VIEs at respective dates)	49,645	46,376
Regulatory liabilities	20,391	19,444
Pension and other postretirement benefits	385	405
Asset retirement obligations	5,394	5,512
Deferred income taxes	3,200	2,436
Operating lease liabilities	458	518
Financing lease liabilities	4	554
Other	4,258	3,670
Total noncurrent liabilities	83,735	78,915
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	32,278	30,570
Reinvested earnings	(2,109)	(2,613)
Accumulated other comprehensive loss	(9)	(13)
Total shareholders’ equity	31,740	29,524
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,980	$125,355

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,964	$1,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,134	2,885
Bad debt expense	244	552
Allowance for equity funds used during construction	(136)	(123)
Deferred income taxes and tax credits, net	760	(499)
Wildfire Fund expense	295	453
Other	208	319
Effect of changes in operating assets and liabilities:
Accounts receivable	(952)	120
Wildfire-related insurance receivable	278	356
Inventories	31	(46)
Accounts payable	530	293
Wildfire-related claims	(429)	(404)
Other current assets and liabilities	(493)	219
Regulatory assets, liabilities, and balancing accounts, net	1,658	(246)
Other noncurrent assets and liabilities	(820)	(875)
Net cash provided by operating activities	6,272	4,530
Cash Flows from Investing Activities
Capital expenditures	(7,541)	(7,101)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,410	1,226
Purchases of nuclear decommissioning trust investments	(1,468)	(1,302)
Proceeds from sales and maturities of customer credit trust investments	291	455
Purchases of customer credit investments	(477)	—
Purchases of self-insurance investments	(449)	—
Other	15	12
Net cash used in investing activities	(8,219)	(6,710)
Cash Flows from Financing Activities
Borrowings under credit facilities	6,543	7,658
Repayments under credit facilities	(8,042)	(8,817)
Repayments under term loan credit facilities	(1,850)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $1 and $61 at respective dates	2,999	4,690

Proceeds from issuance of AB 1054 recovery bonds, net of financing fees of $10 and $0 at respective dates	1,409	—
Short-term debt financing, net of issuance costs of $1 and $0 at respective dates	999	—
Repayments of long-term debt	(800)	(875)
Repayment of AB 1054 recovery bonds	(46)	(38)
Repayment of SB 901 recovery bonds	(64)	(67)
Preferred stock dividends paid	(10)	(10)
Common stock dividends paid	(1,450)	(1,325)
Equity contribution from PG&E Corporation	1,708	840
Proceeds from DWR loan	980	—
Other	(119)	(65)
Net cash provided by financing activities	2,257	1,991
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	310	(189)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	736	822
Cash, cash equivalents, restricted cash, and restricted cash equivalents at September 30	$1,046	$633
Less: Restricted cash and restricted cash equivalents	(334)	(368)
Cash and cash equivalents at September 30	$712	$265

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,735)	$(1,496)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$953	$1,068
Operating lease liabilities arising from obtaining ROU assets	1	269
Financing lease liabilities arising from obtaining ROU assets	43	52
Reclassification of operating lease liabilities to financing lease liabilities	—	913
DWR loan forgiveness and performance-based disbursements	81	102

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	781	—	781
Other comprehensive loss	—	—	—	—	(1)	(1)
Equity contribution	—	—	440	—	—	440
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$258	$1,322	$31,010	$(2,285)	$(14)	$30,291
Net income	—	—	—	565	—	565
Equity contribution	—	—	265	—	—	265
Common stock dividend	—	—	—	(500)	—	(500)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2024	$258	$1,322	$31,275	$(2,224)	$(14)	$30,617
Net income	—	—	—	618	—	618
Other comprehensive income	—	—	—	—	5	5
Equity contribution	—	—	1,003	—	—	1,003
Common stock dividend	—	—	—	(500)	—	(500)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2024	$258	$1,322	$32,278	$(2,109)	$(9)	$31,740

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	—	—	6	6
Equity contribution	—	—	310	—	—	310
Common stock dividend	—	—	—	(425)	—	(425)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2023	$258	$1,322	$29,590	$(3,170)	$(2)	$27,998
Net income	—	—	—	480	—	480
Equity contribution	—	—	250	—	—	250
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2023	$258	$1,322	$29,840	$(3,144)	$(2)	$28,274
Net income	—	—	—	420	—	420
Other comprehensive loss	—	—	—	—	(2)	(2)
Equity contribution	—	—	280	—	—	280
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2023	$258	$1,322	$30,120	$(3,177)	$(4)	$28,519

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Electric
Revenue from contracts with customers
Residential	$2,572	$2,052	$5,887	$4,745
Commercial	2,301	1,818	5,461	4,245
Industrial	707	579	1,561	1,307
Agricultural	802	628	1,421	1,097
Public street and highway lighting	26	22	78	61
Other, net (1)	(557)	459	362	381
Total revenue from contracts with customers - electric	5,851	5,558	14,770	11,836
Regulatory balancing accounts (2)	(1,313)	(1,051)	(1,722)	642
Total electric operating revenue	$4,538	$4,507	$13,048	$12,478

Natural gas
Revenue from contracts with customers
Residential	$412	$326	$2,142	$2,900
Commercial	163	120	723	822
Transportation service only	408	364	1,307	1,206
Other, net (1)	44	21	(158)	(389)
Total revenue from contracts with customers - gas	1,027	831	4,014	4,539
Regulatory balancing accounts (2)	376	550	726	370
Total natural gas operating revenue	1,403	1,381	4,740	4,909
Total operating revenues	$5,941	$5,888	$17,788	$17,387

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of September 30, 2024, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $109 million and $244 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, expected credit losses were $259 million and $552 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of September 30, 2024, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $174 million and $78 million, respectively. As of December 31, 2023, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $507 million and $78 million, respectively. The RUBA current balancing account balance decreased from December 31, 2023 to September 30, 2024 primarily due to the annual electric and gas true-up which allows the Utility to recover approximately $500 million in undercollections from residential customers in 2024.

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

As of September 30, 2024, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the nine months ended September 30, 2024 and 2023. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, AB 180 became law. AB 180 authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as Diablo Canyon, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. During the three and nine months ended September 30, 2024, the amount recorded as a reduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel was immaterial to the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2023, the Condensed Consolidated Statements of Income reflected $48 million recorded as a deduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel.

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

The following table provides a summary of where the DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Long-term debt:
Beginning Balance - DWR loan outstanding	$651	$245	$98	$312

Proceeds received	380	—	980	—

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(21)	(50)	(60)	(102)
Operating and maintenance expense - Loan forgiveness and other adjustments	—	—	12	—

Other current liabilities:
Change in performance-based disbursements deferred	(14)	15	(34)	—

Long-term debt:
Ending Balance - DWR loan outstanding	$996	$210	$996	$210

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to Diablo Canyon as part of the DOE’s Civil Nuclear Credit Program. The Utility will use these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts will be determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the Diablo Canyon operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility will recognize such funding as income and will record a receivable related to government grants. During the three and nine months ended September 30, 2024, the Condensed Consolidated Statements of Income reflected $71 million and $370 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of Diablo Canyon. For the three and nine months ended September 30, 2023, the Condensed Consolidated Statements of Income reflected $72 million and $106 million, respectively, as a deduction to Operating and maintenance expense for income related to government grants for incurred eligible costs to support the extension of Diablo Canyon.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2024 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2024 and December 31, 2023, the SPV had net accounts receivable of $3.4 billion and $2.7 billion, respectively, and outstanding borrowings of $1.5 billion, under the Receivables Securitization Program. For more information, see Note 4 below.

AB 1054 Securitization

PG&E Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing orders for the AB 1054 securitization transactions, the Utility sold its right to receive revenues from the non-bypassable wildfire hardening fixed recovery charges (“Recovery Property”) to PG&E Recovery Funding LLC, which, in turn, issued three separate series of recovery bonds secured by separate Recovery Property.

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the nine months ended September 30, 2024 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, PG&E Recovery Funding LLC issued approximately $860 million of senior secured recovery bonds. On November 30, 2022, PG&E Recovery Funding LLC issued approximately $983 million of Series 2022-A senior secured recovery bonds. On August 1, 2024, PG&E Recovery Funding LLC issued approximately $1.42 billion of Series 2024-A senior secured recovery bonds. As of September 30, 2024 and December 31, 2023, PG&E Recovery Funding LLC had outstanding borrowings of $3.2 billion and $1.8 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the nine months ended September 30, 2024 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-A Recovery Bonds”). On July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.9 billion aggregate principal amount of senior secured recovery bonds (the “Series 2022-B Recovery Bonds”). As of September 30, 2024 and December 31, 2023, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.3 billion, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of September 30, 2024, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities.  The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of September 30, 2024, it did not consolidate any of them.

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

PG&E Corporation and the Utility re-evaluate the estimated period of coverage annually and as required by additional information. Changes in any of the assumptions could materially impact the estimated period of coverage. PG&E Corporation and the Utility initially estimated a period of coverage of 15 years. In the first quarter of 2024, the annual assessment resulted in the expected life of the Wildfire Fund increasing to 20 years after incorporating 2023 loss information into the dataset with no events triggering a claim against the Wildfire Fund. PG&E Corporation and the Utility also assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that claims are made from the Wildfire Fund for catastrophic wildfires.

As of September 30, 2024, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $755 million in Other noncurrent liabilities, $301 million in Current assets - Wildfire Fund asset, and $4.2 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2024 and 2023, the Utility recorded amortization and accretion expense of $139 million and $219 million, respectively. During the nine months ended September 30, 2024 and 2023, the Utility recorded amortization and accretion expense of $295 million and $453 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost for benefits earned (1)	$99	$94	$10	$10
Interest cost	229	228	17	18
Expected return on plan assets	(254)	(245)	(35)	(33)
Amortization of prior service (credit)	—	(1)	1	1
Amortization of net actuarial (gain) loss	—	1	(6)	(5)
Net periodic benefit cost	74	77	(13)	(9)
Regulatory account transfer (2)	(10)	6	—	—
Total	$64	$83	$(13)	$(9)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery or refund through rates in future periods.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost for benefits earned (1)	$297	$284	$31	$29
Interest cost	687	685	53	55
Expected return on plan assets	(761)	(736)	(105)	(99)
Amortization of prior service cost (credit)	(2)	(3)	2	2
Amortization of net actuarial (gain) loss	1	1	(17)	(14)
Net periodic benefit cost	222	231	(36)	(27)
Regulatory account transfer (2)	(29)	19	—	—
Total	$193	$250	$(36)	$(27)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended September 30, 2024
Beginning balance	$(28)	$18	$1	$(9)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0 and $2, respectively)	—	—	4	4
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial gain (net of taxes of $0, $2, and $0, respectively)	1	(5)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	4	—	4
Net current period other comprehensive gain	—	—	4	4
Ending balance	$(28)	$18	$5	$(5)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended September 30, 2023
Beginning balance	$(12)	$18	$(1)	$5
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $0, respectively)	—	—	(2)	(2)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $1, and $0, respectively)	(1)	—	—	(1)
Amortization of net actuarial gain (net of taxes of $0, $2, and $0, respectively)	1	(3)	—	(2)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	3	—	3
Net current period other comprehensive loss	—	—	(2)	(2)
Ending balance	$(12)	$18	$(3)	$3

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2024
Beginning balance	$(28)	$18	$2	$(8)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $1, respectively)	—	—	3	3
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	(2)	2	—	—
Amortization of net actuarial gain (net of taxes of $0, $5, and $0, respectively)	1	(13)	—	(12)
Regulatory account transfer (net of taxes of $0, $4, and $0, respectively)	1	11	—	12
Net current period other comprehensive gain	—	—	3	3
Ending balance	$(28)	$18	$5	$(5)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2023
Beginning balance	$(12)	$18	$(6)	$—
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $2, respectively)	—	—	3	3
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	(2)	1	—	(1)
Amortization of net actuarial gain (net of taxes of $0, $4, and $0, respectively)	1	(10)	—	(9)
Regulatory account transfer (net of taxes of $1, $3, and $0, respectively)	1	9	—	10
Net current period other comprehensive gain	—	—	3	3
Ending balance	$(12)	$18	$(3)	$3

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	September 30, 2024	December 31, 2023
Pension benefits	$321	$348
Environmental compliance costs	1,176	1,218
Price risk management	167	160
Catastrophic event memorandum account	766	1,074
Wildfire-related accounts	2,133	2,915
Deferred income taxes	4,241	3,543
Financing costs	220	196
SB 901 securitization	5,201	5,249
General rate case memorandum accounts	395	1,291
Other	964	1,195
Total noncurrent regulatory assets	$15,584	$17,189

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	September 30, 2024	December 31, 2023
Cost of removal obligations	$8,836	$8,191
Public purpose programs	1,367	1,238
Employee benefit plans	1,048	1,032
Transmission tower wireless licenses	330	384
SFGO sale	119	185
SB 901 securitization	6,392	6,628
Wildfire self-insurance	703	407
Other	1,596	1,379
Total noncurrent regulatory liabilities	$20,391	$19,444

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	September 30, 2024	December 31, 2023
Electric distribution	$1,098	$1,092
Electric transmission	102	99
Gas distribution and transmission	606	144
Energy procurement	1,634	1,002
Public purpose programs	199	137
Wildfire-related accounts	868	729
Insurance premium costs	38	227
Residential uncollectibles balancing accounts	174	507
Catastrophic event memorandum account	580	413
General rate case memorandum accounts	1,115	1,097
Other	736	213
Total regulatory balancing accounts receivable	$7,150	$5,660

	Balance at
(in millions)	September 30, 2024	December 31, 2023
Electric transmission	$77	$200
Gas distribution and transmission	31	224
Energy procurement	1,160	77
Public purpose programs	527	299
SFGO sale	72	79
Wildfire-related accounts	291	125
Nuclear decommissioning adjustment mechanism	73	216
Other	439	449
Total regulatory balancing accounts payable	$2,670	$1,669

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of September 30, 2024:

(in millions)	Termination Date		Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2029	(1)	$4,400	(2)	$(250)	$(384)	$3,766
Utility Receivables Securitization Program (3)	June 2026		1,500	(4)	(1,500)	—	—	(4)
PG&E Corporation revolving credit facility	June 2027		500		—	—	500
Total credit facilities			$6,400		$(1,750)	$(384)	$4,266

(1) On July 25, 2024, the Utility amended its existing revolving credit agreement to extend the maturity date for commitments representing $4.196 billion in the aggregate from June 22, 2028 to June 22, 2029 (subject to a one-year extension at the option of the Utility). The remaining $204 million of commitments will mature on June 22, 2028.
(2) Includes a $2.0 billion letter of credit sublimit.
(3) For more information on the Receivables Securitization Program, see “Variable Interest Entities” in Note 2 above.

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

On June 28, 2024, the Utility amended its existing bridge term loan credit agreement to, among other things, (i) extend the maturity date from August 15, 2024 to December 16, 2024, and (ii) modify the mandatory prepayment provision to require the Utility to prepay term loans outstanding under such credit agreement, subject to certain exceptions, with 100% of the net cash proceeds received by the Utility from the issuance of debt securities or incurrence of any debt under any bank credit facilities (excluding AB 1054 securitizations and the Utility’s revolving credit agreement). After giving effect to prepayments of $100 million on April 15, 2024 and $1.75 billion on September 5, 2024, the total aggregate principal amount of term loans outstanding under such credit agreement is $250 million.

On July 25, 2024, the Utility amended its existing revolving credit agreement to extend the maturity date for commitments representing $4.196 billion in the aggregate from June 22, 2028 to June 22, 2029 (subject to a one-year extension at the option of the Utility). The remaining $204 million of commitments will mature on June 22, 2028.

PG&E Corporation

On July 25, 2024, PG&E Corporation amended its existing revolving credit agreement to, among other things, (i) extend the maturity date from June 22, 2026 to June 22, 2027 (subject to a one-year extension at the option of PG&E Corporation), and (ii) remove the cash coverage ratio covenant.

AB 1054 Securitization

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

On February 16, 2024, the CPUC issued a final decision approving the Utility’s application. On August 1, 2024, PG&E Recovery Funding LLC issued approximately $1.42 billion of Series 2024-A Senior Secured Recovery Bonds. The senior secured recovery bonds were issued in three tranches: (1) approximately $300 million with an interest rate of 4.838% due June 1, 2035, (2) approximately $373 million with an interest rate of 5.231% due June 1, 2042, and (3) approximately $746 million with an interest rate of 5.529% due June 1, 2051. The payment dates for the Series 2024-A Senior Secured Recovery Bonds are June 1 and December 1 of each year, commencing on June 1, 2025 and continuing until the final repayment date. PG&E Recovery Funding LLC and the Utility entered into certain agreements in connection with the issuance of the Series 2024-A Senior Secured Recovery Bonds, including (1) the Recovery Property Servicing Agreement (“the Servicing Agreement”), (2) the Recovery Property Purchase and Sale Agreement (the “Sale Agreement”), and (3) the Administration Agreement (the “Administration Agreement”), each dated as of August 1, 2024.

Pursuant to the agreements described above, the Utility sells rights and interests in the Recovery Property (as defined in the Sale Agreement) created pursuant to the Wildfire Financing Law and the Financing Order (as defined in the Sale Agreement) to PG&E Recovery Funding LLC; the Utility carries out the functions pursuant to the Servicing Agreement to determine the Fixed Recovery Charges (as defined in the Sale Agreement); and the Utility provides corporate management services to PG&E Recovery Funding LLC pursuant to the Administration Agreement. The Utility used the proceeds of the sale of the Recovery Property in accordance with the Wildfire Financing Law and the Financing Order.

For more information on PG&E Recovery Funding LLC, see “Variable Interest Entities” in Note 2 above.

Short-Term Debt Issuances and Redemptions

On September 5, 2024, the Utility completed the sale of $1.0 billion aggregate principal amount of Floating Rate First Mortgage Bonds due 2025. The Utility used the net proceeds for the repayment of a portion of borrowings outstanding under its existing bridge term loan credit agreement.

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

On September 5, 2024, the Utility completed the sale of $750 million aggregate principal amount of 5.900% First Mortgage Bonds due 2054. The Utility used the net proceeds for the repayment of a portion of borrowings outstanding under its existing bridge term loan credit agreement.

PG&E Corporation

On September 11, 2024, PG&E Corporation completed the sale of $1.0 billion aggregate principal amount of 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055. These notes will initially bear interest at the rate of 7.375% per annum, and beginning March 15, 2030 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.883% (but not below 7.375%). PG&E Corporation used the net proceeds for general corporate purposes, including to prepay in full, all loans outstanding under its existing term loan agreement in an aggregate principal amount equal to $500 million. During the three and nine months ended September 30, 2024, PG&E Corporation recognized a $9 million loss within interest expense on the Condensed Consolidated Statements of Income related to the early extinguishment and associated write-off of deferred debt issuance costs of the term loan agreement.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”). For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2023 Form 10-K. As of September 30, 2024, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. In the context of the customer harm threshold decision, which is intended to insulate customers from the fixed recovery charge, there is a customer credit, which is designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds. The customer credit is funded by the customer credit trust (see Note 9 below). The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2024 and 2023.

Upon issuance of the Series 2022-A Recovery Bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, $350 million was contributed on March 28, 2024, and $650 million is required to be contributed no later than March 31, 2025 unless certain conditions are met requiring an earlier contribution or unless otherwise ordered by the CPUC. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sold PG&E Corporation common stock shares it held, the SB 901 securitization regulatory liability increased accordingly. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2024, the Utility recorded $80 million and $241 million respectively, for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the three months ended September 30, 2023, the Utility recorded SB 901 securitization charges, net, of $346 million for tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock and $93 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2023, the Utility recorded SB 901 securitization charges, net, of $908 million for tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock and $251 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2024	2023
Balance at January 1	$5,249	$5,378
Amortization	(48)	(126)
Balance at September 30	$5,201	$5,252

	SB 901 securitization regulatory liability
(in millions)	2024	2023
Balance at January 1	$(6,628)	$(5,800)
Amortization	289	377
Additions(1)	(53)	(910)
Balance at September 30	$(6,392)	$(6,333)

(1) Includes $20 million and $2 million of returns on investments in the customer credit trust expected to be credited to customers for the nine months ended September 30, 2024 and 2023, respectively.

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

Utility

On each of February 13 and May 16, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on May 15 and August 15, 2024, respectively, to holders of record as of April 30 and July 31, 2024. On September 19, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on November 15, 2024, to holders of record as of October 31, 2024.

On each of February 13, May 16, and September 19, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million, $500 million, and $500 million, which were paid to PG&E Corporation on March 25, June 3, and September 20, 2024, respectively.

PG&E Corporation

On each of February 13, May 16, and September 19, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, each declaration totaling $21 million, which were paid on April 15, July 15, and October 15, 2024, to holders of record as of March 28, June 28 and September 30, 2024, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Income available for common shareholders	$576	$348	$1,828	$1,323
Weighted average common shares outstanding, basic	2,137	2,111	2,136	2,041
Add incremental shares from assumed conversions:
Employee share-based compensation	6	6	6	6
Equity units	—	23	—	91
Weighted average common shares outstanding, diluted	2,143	2,140	2,142	2,138
Total income per common share, diluted	$0.27	$0.16	$0.85	$0.62

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	September 30, 2024	December 31, 2023
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	234,343,041	196,063,296
	Options	67,147,500	30,695,000
Electricity (MWh)	Forwards, futures, and swaps	8,728,780	9,169,967
	Options	1,386,000	92,400
	Congestion Revenue Rights (3)	132,840,444	170,465,674

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of September 30, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$143	$(16)	$8	$135
Other noncurrent assets – other	213	—	—	213
Current liabilities – other	(125)	16	1	(108)
Noncurrent liabilities – other	(167)	—	—	(167)
Total commodity risk	$64	$—	$9	$73

As of December 31, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$134	$(8)	$50	$176
Other noncurrent assets – other	280	—	—	280
Current liabilities – other	(172)	8	46	(118)
Noncurrent liabilities – other	(160)	—	—	(160)
Total commodity risk	$82	$—	$96	$178

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of September 30, 2024, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$459	$—	$—	$—	$459
Pacific Energy Risk Solutions, LLC
Short-term investments	761	—	—	—	761
Total Pacific Energy Risk Solutions, LLC	761	—	—	—	761
Nuclear decommissioning trusts
Short-term investments	42	—	—	—	42
Global equity securities	2,347	—	—	—	2,347
Fixed-income securities	1,306	1,017	—	—	2,323
Assets measured at NAV	—	—	—	—	22
Total nuclear decommissioning trusts (2)	3,695	1,017	—	—	4,734
Customer credit trust
Short-term investments	5	—	—	—	5
Global equity securities	223	—	—	—	223
Fixed-income securities	76	142	—	—	218
Total customer credit trust	304	142	—	—	446
Price risk management instruments (Note 8)
Electricity	—	28	316	(3)	341
Gas	—	12	—	(5)	7
Total price risk management instruments	—	40	316	(8)	348
Rabbi trusts
Short-term investments	106	—	—	—	106
Global equity securities	6	—	—	—	6
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	112	66	—	—	178
Long-term disability trust
Short-term investments	4	—	—	—	4
Assets measured at NAV	—	—	—	—	121
Total long-term disability trust	4	—	—	—	125
TOTAL ASSETS	$5,335	$1,265	$316	$(8)	$7,051
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$93	$185	$(9)	$269
Gas	—	14	—	(8)	6
TOTAL LIABILITIES	$—	$107	$185	$(17)	$275

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $822 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the nine months ended September 30, 2024 and 2023.

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

Pacific Energy Risk Solutions, LLC

Investments held in PERS primarily include short-term investments that are U.S. government securities classified as Level 1.

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

	Fair Value
(in millions)	At September 30, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$297	$108	Market approach	CRR auction prices	$ (8,437.47) - 16,696.90 / 1.55
Power purchase agreements	$19	$77	Discounted cash flow	Forward prices	$ (0.11) - 116.83 / 50.01

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value
(in millions)	At December 31, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$357	$134	Market approach	CRR auction prices	$ (923.72) - 16,696.90 / 1.43
Power purchase agreements	$47	$79	Discounted cash flow	Forward prices	$ 0.86 - 189.80 / 60.03

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and nine months ended September 30, 2024 and 2023, respectively:

	Price Risk Management Instruments
(in millions)	2024	2023
Asset balance as of July 1	$126	$126
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	5	12
Asset balance as of September 30	$131	$138

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2024	2023
Asset balance as of January 1	$199	$199
Net realized and unrealized losses:
Included in regulatory assets and liabilities or balancing accounts (1)	(68)	(61)
Asset balance as of September 30	$131	$138

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of September 30, 2024 and December 31, 2023, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At September 30, 2024		At December 31, 2023
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$4,849	$5,364	$4,548	$4,695
Utility	37,916	35,634	35,909	32,866

(1) As of September 30, 2024, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2024
Nuclear decommissioning trusts
Short-term investments	$42	$—	$—	$42
Global equity securities	367	2,009	(7)	2,369
Fixed-income securities	2,295	79	(51)	2,323
Total (1)	$2,704	$2,088	$(58)	$4,734
As of December 31, 2023
Nuclear decommissioning trusts
Short-term investments	$52	$—	$—	$52
Global equity securities	381	1,792	(11)	2,162
Fixed-income securities	2,103	60	(86)	2,077
Total (1)	$2,536	$1,852	$(97)	$4,291

(1) Represents amounts before deducting $822 million and $717 million as of September 30, 2024 and December 31, 2023, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2024
Less than 1 year	$46
1–5 years	767
5–10 years	511
More than 10 years	999
Total maturities of fixed-income securities	$2,323

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Proceeds from sales and maturities of nuclear decommissioning trust investments	$366	$475	$1,410	$1,226
Gross realized gains on securities	40	30	151	72
Gross realized losses on securities	(11)	(15)	(41)	(33)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2024
Customer credit trust
Short-term investments	$5	$—	$—	$5
Global equity securities	200	23	—	223
Fixed-income securities	216	3	(1)	218
Total	$421	$26	$(1)	$446
As of December 31, 2023
Customer credit trust
Short-term investments	$49	$—	$—	$49
Global equity securities	56	16	(1)	71
Fixed-income securities	111	2	—	113
Total	$216	$18	$(1)	$233

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2024
Less than 1 year	$—
1–5 years	59
5–10 years	45
More than 10 years	114
Total maturities of fixed-income securities	$218

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Proceeds from sales and maturities of customer credit trust investments	$117	$151	$291	$455
Gross realized gains on securities	—	9	8	17
Gross realized losses on securities	—	(6)	(2)	(16)

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

Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information. As more information becomes available, including from potential claimants as litigation or resolution efforts progress, management estimates and assumptions regarding the potential financial impacts of wildfire events may change. For instance, PG&E Corporation and the Utility receive additional information with respect to damages claimed as the claims mediation and trial processes progress. PG&E Corporation’s and the Utility’s provision for loss and expense excludes anticipated legal costs, which are expensed as incurred. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the outcome of the following matters.

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

PG&E Corporation and the Utility are aware of numerous civil complaints related to the following wildfire events and expect that they may receive further complaints, except that the applicable statutes of limitations have run for the 2019 Kincade and 2021 Dixie fires. The complaints include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance, and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect, and de-energize their power lines was the cause of the relevant wildfire. The timing and outcome for resolution of any such claims or investigations are uncertain. The Utility believes it will continue to receive additional information from potential claimants in connection with these wildfire events as litigation or resolution efforts progress. Any such additional information may potentially allow PG&E Corporation and the Utility to refine the estimates of their accrued losses and may result in changes to the accrual depending on the information received. PG&E Corporation and the Utility intend to vigorously defend themselves against both criminal charges and civil complaints.

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through September 30, 2024.

Payments (in millions)
2019 Kincade Fire	$938
2021 Dixie Fire	1,232
2022 Mosquito Fire	15
Total at September 30, 2024	$2,185

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

As of October 30, 2024, PG&E Corporation and the Utility are aware of approximately 133 complaints on behalf of at least 2,960 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. On July 14, 2024 the court vacated the bellwether trial date that had been scheduled for August 26, 2024, as well as the hearing on the motion for summary adjudication. The court has also scheduled a damages-only trial for a single claim for February 3, 2025. PG&E Corporation and the Utility are also aware of a complaint on behalf of Geysers Power Company, Calpine Corporation, and CPN Insurance Corporation. The court has scheduled a trial on their claims for August 4, 2025.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.125 billion as of December 31, 2023 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded an additional charge in the third quarter of 2024 for probable losses in connection with the 2019 Kincade fire of $75 million for an aggregate liability of $1.2 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.2 billion do not include, among other things: (i) any punitive damages, (ii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, or (iii) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2019 Kincade fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$458
Accrued Losses	75
Payments	(271)
Balance at September 30, 2024	$262

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

On October 9, 2023, the SED submitted for adoption by the CPUC a draft resolution approving an Administrative Consent Order and Agreement between the SED and the Utility (the “Dixie ACO”). The Dixie ACO would resolve the SED’s investigation into the 2021 Dixie fire. The Dixie ACO provides that the Utility would (i) pay $2.5 million to California’s General Fund; (ii) pay $2.5 million to tribes impacted by the 2021 Dixie fire; (iii) and undertake an initiative to transition to electronic records for specified patrols and inspections of distribution facilities, at an approximate cost of $40 million over five years, and the Utility may not seek recovery of such costs. The SED agreed to refrain from instituting any further enforcement proceedings against the Utility related to the 2021 Dixie fire. The Dixie ACO states that it does not constitute an admission or evidence of any wrongdoing, fault, omission, negligence, imprudence, or liability on the part of the Utility. The Dixie ACO also states that the parties to it intend that it shall not affect whether the Utility may obtain recovery of costs and expenses incurred in connection with the 2021 Dixie fire, including for amounts drawn from the Wildfire Fund or otherwise sought through a cost recovery application to the CPUC. On February 2, 2024, the CPUC issued a final decision approving the Dixie ACO. In connection with the Dixie ACO, PG&E Corporation and the Utility recorded a liability of $5 million reflected in Other current liabilities on the Condensed Consolidated Financial Statements as of September 30, 2024. For the recordkeeping initiative costs for which the Utility will not seek recovery, the Utility expects to record disallowances as such costs are incurred.

As of October 30, 2024, PG&E Corporation and the Utility are aware of approximately 181 complaints on behalf of at least 8,626 individual plaintiffs related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. The court had previously scheduled two trial dates for October 14, 2024 and February 24, 2025. The Court has vacated both of those dates and set a new bellwether trial date for June 23, 2025.

PG&E Corporation and the Utility are also aware of a complaint on behalf of the Collins Pine Company and a group of timber companies, and a complaint filed by Cal Fire to recover suppression and investigation costs.

PG&E Corporation and the Utility are aware of a separate putative class complaint. On August 23, 2024, PG&E Corporation and the Utility demurred to the putative class complaint. The hearing on that motion is set for December 20, 2024.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.6 billion as of December 31, 2023 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded an additional charge in the third quarter of 2024 for probable losses in connection with the 2021 Dixie fire of $275 million for an aggregate liability of $1.875 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.875 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies including for state or federal fire suppression costs and damages related to federal land, (iv) medical monitoring costs, or (v) any other amounts that are not reasonably estimable.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2021 Dixie fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$870
Accrued Losses	275
Payments	(501)
Balance at September 30, 2024	$644

As of September 30, 2024, the Utility recorded an insurance receivable of $525 million for probable insurance recoveries in connection with the 2021 Dixie fire.

The Utility recorded an aggregate Wildfire Fund receivable of $875 million for probable recoveries in connection with the 2021 Dixie fire, of which it had received $39 million as of September 30, 2024. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. As of September 30, 2024, the Utility also recorded a $94 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $504 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of October 30, 2024, PG&E Corporation and the Utility are aware of approximately 24 complaints on behalf of at least 2,739 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the Placer County Water Agency (“PCWA”), a complaint on behalf of the Middle Fork Project Finance Authority, and complaints on behalf of six public entities. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of September 30, 2024.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2022 Mosquito fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$85
Accrued Losses	—
Payments	—
Balance at September 30, 2024	$85

As of September 30, 2024, the Utility recorded an insurance receivable of $86 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of September 30, 2024, the Utility also recorded a $7 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $53 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of September 30, 2024 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$525	$86
FERC TO rates	94	7
WEMA	504	53
Wildfire Fund	875	—
Probable recoveries at September 30, 2024 (1)	$1,998	$146

(1) Includes legal costs of $115 million and $46 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of September 30, 2024.

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

Insurance Receivable

As of September 30, 2024, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $525 million and $86 million in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2021 Dixie fire and 2022 Mosquito fire since December 31, 2023:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2023	$326	$63	$389
Accrued insurance recoveries	(1)	23	22
Reimbursements	(296)	—	(296)
Balance at September 30, 2024	$29	$86	$115

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of September 30, 2024, the Utility recorded reductions of $94 million and $7 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of September 30, 2024, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $504 million and $53 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, AB 1054 became law. The law provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of September 30, 2024 reflects an expectation that the Coverage Year will be based on the calendar year.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses. This reimbursement requirement is subject to a disallowance cap equal to 20% of the equity portion of the IOU’s electric transmission and distribution rate base in the year of the prudency determination. A utility would not be required to reimburse the Wildfire Fund for disallowances that exceed the disallowance cap in the aggregate in a three calendar-year period. For the Utility, the disallowance cap would be approximately $4.1 billion for 2024. This disallowance cap is based on the equity portion of the Utility’s forecasted weighted-average 2024 electric transmission and distribution rate base, which is subject to adjustment based on changes in the Utility’s electric transmission and distribution rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

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

As of September 30, 2024, PG&E Corporation and the Utility recorded $700 million and $136 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claims paid by the Wildfire Fund received, for the 2021 Dixie fire since December 31, 2023:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2023	$600
Accrued Wildfire Fund recoveries	275
Claims paid by Wildfire Fund	(39)
Balance at September 30, 2024	$836

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

Wildfire-Related Securities Claims in District Court

In June 2018, two purported securities class actions were filed in the District Court, naming PG&E Corporation and certain of its former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al., respectively. The complaints alleged material misrepresentations and omissions in various PG&E Corporation public disclosures related to, among other things, vegetation management and other issues connected to the 2017 Northern California wildfires. The complaints asserted claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, interest, attorneys’ fees and other costs. Both complaints identified a proposed class period of April 29, 2015 to June 8, 2018. On September 10, 2018, the court consolidated both cases, and the litigation is now denominated In re PG&E Corporation Securities Litigation, U.S. District Court for the Northern District of California, Case No. 18-03509. The court also appointed PERA as lead plaintiff. PERA filed a consolidated amended complaint on November 9, 2018. On December 14, 2018, PERA filed a second amended consolidated complaint to add allegations regarding the 2018 Camp fire, including allegations regarding transmission line safety and the PSPS program.

Due to the commencement of the Chapter 11 Cases, the proceedings were automatically stayed as to PG&E Corporation and the Utility.

On February 22, 2019, a third purported securities class action was filed in the District Court, entitled York County on behalf of the York County Retirement Fund, et al. v. Rambo, et al. (the “York County Action”). The complaint named as defendants certain former officers and directors, as well as the underwriters of four public offerings of notes from 2016 to 2018. Neither PG&E Corporation nor the Utility was named as a defendant. The complaint asserted claims under Section 11 of the Securities Act of 1933, as amended, based on alleged material misrepresentations and omissions in connection with the note offerings related to, among other things, PG&E Corporation’s and the Utility’s vegetation management and wildfire safety measures. On May 7, 2019, the York County Action was consolidated with In re PG&E Corporation Securities Litigation.

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain former officers and former directors, and the underwriters. On August 28, 2019, the Bankruptcy Court denied PG&E Corporation’s and the Utility’s request to extend the stay to the claims against the officer, director, and underwriter defendants. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint. On September 30, 2022, the District Court issued an order staying the action pending resolution of the bankruptcy proceedings. On October 31, 2022, PERA filed a notice of appeal of the District Court’s order staying the action.

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

On May 3, 2024, the Court of Appeals for the Ninth Circuit issued an opinion vacating the stay in the In re PG&E Corporation Securities Litigation action, and remanding the case to the District Court. On August 21, 2024, the District Court entered an order setting a briefing schedule for renewed motions to dismiss the third amended complaint, with opening briefs filed on October 24, 2024, opposition briefs due by December 20, 2024, and reply briefs due by January 31, 2025.

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

On August 20, 2021, the Butte County Superior Court held a brief hearing on the status of restitution, which involves distribution of funds from the Fire Victim Trust. The Butte County Superior Court has since continued the hearing to March 28, 2025.

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

Rates under the TO rate case for 2017 (“TO18”) were in effect from March 1, 2017 through February 28, 2018. Rates under the TO rate case for 2018 (“TO19”) were in effect from March 1, 2018 through April 30, 2019. Rates under the TO rate case for 2019 (“TO20”) were in effect from May 1, 2019 through December 31, 2023. The FERC previously approved settlement agreements for TO18, TO19, and TO20 resolving most issues.

On May 31, 2024, the Utility submitted a settlement to the FERC resolving all outstanding issues in the TO18, TO19, and TO20 rate cases. On August 22, 2024, the FERC approved the settlement. As a result, the Utility will refund $236 million, $358 million, and $405 million (plus applicable interest) to retail customers for TO18, TO19, and TO20, respectively. Approval of the settlement did not have a material impact on the Utility’s financial statements during the quarter ended September 30, 2024. The refunds will occur over 12 months, effective January 1, 2025. The settlement provided that the Utility may seek authorization from the CPUC through a memorandum account to recover up to $473 million through CPUC jurisdictional rates of the general, common and intangible plant cost that had been allocated to FERC jurisdictional rates in TO18, TO19, and TO20.

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

The ALJ has adopted a schedule that would result in a proposed decision on the wildfire mitigation costs in the first half of 2025 and a final decision on the gas safety and electric modernization costs by June 2025.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $78 million and $89 million as of September 30, 2024 and December 31, 2023, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

Tax Matters

The Internal Revenue Service (“IRS”) is auditing PG&E Corporation’s tax returns for 2015 through 2018. The State of California is auditing PG&E Corporation’s tax returns for 2015 through 2019. The most significant unresolved matter relates to the deductibility of approximately $850 million in costs for gas transmission and distribution lines, which the CPUC did not allow the Utility to recover through rates, and $400 million in customer bill credits, in connection with its decision issued in 2015 for the San Bruno natural gas explosion in September of 2010. PG&E Corporation records an income tax benefit related to a deduction for an uncertain tax position when it determines it is more likely than not that the uncertain tax position will ultimately be sustained. On June 4, 2024, the Office of Chief Counsel of the IRS issued a technical advice memorandum taking the position that the costs the Utility incurred for gas transmission and distribution lines and customer bill credits are nondeductible fines or penalties. As a result, in the nine months ended September 30, 2024, PG&E Corporation had determined that it is no longer more likely than not that its deduction related to a portion of the customer bill credits would ultimately be sustained. Accordingly, PG&E Corporation has decreased its Income tax benefit by $70 million as of the nine months ended September 30, 2024 related to state and federal income taxes. PG&E Corporation intends to defend itself vigorously as to all costs in this matter.

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

	Balance at
(in millions)	September 30, 2024	December 31, 2023
Topock natural gas compressor station	$300	$276
Hinkley natural gas compressor station	102	104
Former MGP sites owned by the Utility or third parties (1)	809	809
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	75	107
Fossil fuel-fired generation facilities and sites (3)	18	19
Total environmental remediation liability	$1,304	$1,315

(1) Primarily driven by the following sites: San Francisco Beach Street, Napa, and San Francisco East Harbor.
(2) Primarily driven by geothermal landfill and Shell Pond site.
(3) Primarily driven by the San Francisco Potrero Power Plant.

The Utility’s gas compressor stations, former MGP sites, power plant sites, gas gathering sites, and sites used by the Utility for the storage, recycling, and disposal of potentially hazardous substances are subject to requirements issued by the United States Environmental Protection Agency under the Federal Resource Conservation and Recovery Act in addition to other state laws relating to hazardous substances.  The Utility has a comprehensive program to comply with federal, state, and local laws and regulations related to hazardous materials, waste, remediation activities, and other environmental requirements.  The Utility assesses and monitors the environmental requirements on an ongoing basis and implements changes to its program as deemed appropriate. The Utility’s remediation activities are overseen by the California Department of Toxic Substances Control (“DTSC”), several California regional water quality control boards, and various other federal, state, and local agencies.

The Utility’s environmental remediation liability as of September 30, 2024, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of September 30, 2024, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $211 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

Hinkley Site

The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take action to meet interim cleanup targets. It is reasonably possible that the Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $123 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $650 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. It is reasonably possible that the Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $16 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of September 30, 2024, approximately 715,000 rentable square feet of the leased premises has been made available for use by the Utility.

As of September 30, 2024, the Utility has recorded $807 million in Financing lease ROU assets, $301 million in accumulated amortization, $161 million in leasehold improvements, net of accumulated amortization, which includes $76 million that was provided to the Utility as lease incentives, and $582 million in current Financing lease liabilities in the Condensed Consolidated Financial Statements primarily related to the Lease, as amended.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of September 30, 2024, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

Butte Canal Breach

On August 9, 2023, a canal in Butte County owned by the Utility breached. The Central Valley Regional Water Quality Control Board has alleged environmental violations in connection with the breach. Violations can result in penalties, remediation, and other relief.

Based on the information available, PG&E Corporation and the Utility believe it is probable that a liability has been incurred. PG&E Corporation and the Utility do not believe that the resolution of this matter will have a material impact on their financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On May 16, 2024, Stephanie N. Williams, who serves as the Vice President and Controller of PG&E Corporation and as the Vice President, Chief Financial Officer and Controller of the Utility, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 53,585 shares of PG&E Corporation common stock. The trading arrangement will terminate on the earlier of March 6, 2025 or the execution of the sale of all 53,585 shares.

On August 5, 2024, Patricia K. Poppe, who serves as the Chief Executive Officer of PG&E Corporation and serves on each of PG&E Corporation’s and the Utility’s Boards of Directors, adopted a Rule 10b5-1 trading arrangement on behalf of Ms. Poppe's revocable trust that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 111,105 shares of PG&E Corporation common stock. The trading arrangement will terminate on the earlier of August 1, 2025 or the execution of the sale of all 111,105 shares.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed on June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K dated December 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2		Bylaws of PG&E Corporation, Amended and Restated as of May 18, 2023 (incorporated by reference to PG&E Corporation’s Form 8-K dated May 18, 2023 (File No. 1-12609), Exhibit 3.1)

3.3
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.4
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of May 18, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated May 18, 2023 (File No. 1-2348), Exhibit 3.2)

4.1
Subordinated Note Indenture, dated as of September 11, 2024, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to PG&E Corporation’s Form 8-K dated September 9, 2024 (File No. 1-12609), Exhibit 4.1)

4.2
First Supplemental Indenture, dated as of September 11, 2024, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to PG&E Corporation’s Form 8-K dated September 9, 2024 (File No. 1-12609), Exhibit 4.2)

4.3
Twenty-Fifth Supplemental Indenture, dated as of September 5, 2024, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 3, 2024 (File No. 1-2348), (Exhibit 4.1)

10.1
Recovery Property Servicing Agreement, dated as of August 1, 2024, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as servicer (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 1, 2024 (File No. 1-2348), Exhibit 10.1)

10.2
Recovery Property Purchase and Sale Agreement, dated as of August 1, 2024, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as seller (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 1, 2024 (File No. 1-2348), Exhibit 10.2)

10.3
Administration Agreement, dated as of August 1, 2024, between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as administrator (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 1, 2024 (File No. 1-2348), Exhibit 10.3)

10.4
Joinder Agreement to Collection Account Intercreditor Agreement, dated as of August 1, 2024, among Pacific Gas and Electric Company, Citibank, N.A., in its role as collection account agent and PG&E Recovery Funding LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 1, 2024 (File No. 1-2348), Exhibit 10.4)

10.5		Amendment No. 4 to Credit Agreement, dated as of July 25, 2024, among Pacific Gas and Electric Company, the lenders party thereto, Citibank, N.A., as administrative agent and designated agent

10.6		Amendment No. 4 to Credit Agreement, dated as of July 25, 2024, among PG&E Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent

10.7	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Program-Specific Retention Stock Unit Award Agreement, effective September 17, 2024

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officer and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 6, 2024