Form 10-K
period 2024-12-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2025-02-13
CIK 1004980, 75488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number	Exact Name of Registrant as Specified In Its Charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-12609	PG&E CORPORATION	California	94-3234914
1-2348	PACIFIC GAS AND ELECTRIC COMPANY	California	94-0742640

300 Lakeside Drive				300 Lakeside Drive

Oakland,	California		94612	Oakland,	California		94612
(Address of principal executive offices) (Zip Code)				(Address of principal executive offices) (Zip Code)
	415	973-1000			415	973-7000
(Registrant’s telephone number, including area code)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% series A redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
PG&E Corporation:	☒	Yes	☐	No
Pacific Gas and Electric Company:	☒	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
PG&E Corporation:	☐	Yes	☒	No
Pacific Gas and Electric Company:	☐	Yes	☒	No

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2024, the last business day of the most recently completed second fiscal quarter:
PG&E Corporation common stock	$45,624 million
Pacific Gas and Electric Company common stock	Wholly owned by PG&E Corporation

Common Stock outstanding as of February 5, 2025:
PG&E Corporation:	2,671,320,389*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Joint Proxy Statement relating to the 2025 Annual Meetings of Shareholders	Part III (Items 10, 11, 12, 13 and 14)

Contents

UNITS OF MEASUREMENT
GLOSSARY
FORWARD-LOOKING STATEMENTS
PART 1
ITEM 1. BUSINESS
Triple Bottom Line
Regulatory Environment
Environmental Regulation
Ratemaking Mechanisms
Human Capital
Electric Utility Operations
Natural Gas Utility Operations
Competition
Sustainability and Resiliency
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PG&E Corporation
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF EQUITY
Pacific Gas and Electric Company

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AB	Assembly Bill
Amended Articles	Amended and Restated Articles of Incorporation of PG&E Corporation and the Utility, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022
ARO	asset retirement obligation
ASC	accounting standards codification
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
BPPs	Bundled Procurement Plans
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CARB	California Air Resources Board
CARE	California Alternate Rates for Energy Program
CAVA	Climate Adaptation and Vulnerability Assessment
CCA	Community Choice Aggregator
CEC	California Energy Resources Conservation and Development Commission
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Corporation Revolving Credit Agreement	Credit Agreement, dated as of July 1, 2020, as amended, by and among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
DA	Direct Access
DCPP	Diablo Canyon Power Plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOE Loan Guarantee Agreement	Loan Guarantee Agreement, dated as of January 17, 2025, between the Utility and the DOE
DTSC	California Department of Toxic Substances Control
DWR	California Department of Water Resources
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EOEP	Enhanced Oversight and Enforcement Process
EPA	United States Environmental Protection Agency
EPS	earnings per common share
EPSS	Enhanced Powerline Safety Settings
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020 between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K
FRMMA	Fire Risk Mitigation Memorandum Account

GAAP	United States Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
HFTD	high fire threat district
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
LSEs	load serving entities
LTIP	Long-Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7, of this Form 10-K
MGMA	Microgrids Memorandum Account
MGP	manufactured gas plants
NAV	net asset value
NBT	Net Billing Tariff
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NRC	Nuclear Regulatory Commission
NTSB	National Transportation Safety Board
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
PERA	Public Employees Retirement Association
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
RA	Resource Adequacy
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility’s accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RPS	Renewables Portfolio Standard
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SFGO	The Utility’s San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TCJA	Tax Cuts and Jobs Act of 2017
TO	transmission owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•significant changes to the electric power and natural gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for natural gas; the impact of customer demand falling short of the Utility’s forecasts, driven by customer self-generation, customer departures to CCAs, direct access providers, and government-owned utilities, and legislative mandates to reduce the use of natural gas; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources, increasing demand for electric power due to electrification of the transportation and other sectors of the economy, and the resulting changes in customer demand for its natural gas and electric services;

•cyber or physical attacks, including acts of terrorism, war, and vandalism, on the Utility or its third-party vendors, contractors, or customers (or others with whom they have shared data) which could result in operational disruption; the misappropriation or loss of confidential or proprietary assets, information or data, including customer, employee, financial, or operating system information, or intellectual property; corruption of data; or potential costs, lost revenues, litigation, or reputational harm;

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

◦the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, and cooling water intake, and whether DCPP operations are extended; and the Utility’s ability to continue operating DCPP until its planned retirement;

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

•the risks and uncertainties associated with PG&E Corporation’s and the Utility’s substantial indebtedness and the limitations on their operating flexibility in the documents governing that indebtedness, including the extent to which the Utility draws on the DOE Loan Guarantee Agreement;

•the risks and uncertainties associated with the resolution of the Subordinated Claims and the timing and outcomes of PG&E Corporation’s and the Utility’s ongoing or future litigation, including certain indemnity obligations to current and former officers and directors, the Wildfire-Related Non-Bankruptcy Securities Claims, and other third-party claims, as well as potential indemnity obligations to underwriters for certain of the Utility’s note offerings, including the extent to which related costs can be recovered through insurance, rates, or from other third parties;

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

•the severity, extent and duration of pandemics and the Utility’s ability to collect on customer receivables; and

•the impact of changes in GAAP, standards, rules, or policies, including those related to regulatory accounting, and the impact of changes in their interpretation or application.

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A. Risk Factors and Item 7. MD&A. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

PG&E Corporation’s and the Utility’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements are available free of charge on both PG&E Corporation’s website, www.pgecorp.com, and the Utility's website, www.pge.com, as promptly as practicable after they are filed with, or furnished to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov. Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “Wildfire and Safety Updates” and “News & Events: Events & Presentations” tabs, respectively, in order to publicly disseminate such information. Specifically, within two hours during business hours or four hours outside of business hours of the determination that an incident is attributable or allegedly attributable to the Utility’s electric facilities and has resulted in property damage estimated to exceed $200,000, a fatality or injury requiring medical attention from a healthcare professional at a hospital or other medical facility, or media coverage from a major news outlet, or a government entity investigating whether the infrastructure owned or operated by the utility caused a wildfire, the Utility is required to submit an electric incident report including information about such incident to the CPUC. The information included in an electric incident report is limited and may not include important information about the facts and circumstances about the incident due to the limited scope of the reporting requirements and timing of the report and is necessarily limited to information to which the Utility has access at the time of the report. Ignitions are also reportable under CPUC Decision 14-02-015 when they involve self-propagating fire of material other than electrical or communication facilities; the fire traveled greater than one linear meter from the ignition point; and the Utility has knowledge that the fire occurred. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such websites is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the address to this website solely for the information of investors and do not intend the address to be an active link. PG&E Corporation and the Utility also make available to investors information about the companies’ climate goals and progress in the Corporate Sustainability Report, Climate Strategy Report, and CAVA, which information is not incorporated by reference into this report.

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

Triple Bottom Line

PG&E Corporation’s and the Utility’s purpose is to deliver for their hometowns, serve the planet, and lead with love. In support of this purpose, the companies employ a Lean operating model designed to drive more effective and responsive decision-making, reduce the difficulties many employees face in their day-to-day work, and deliver better outcomes for customers and communities.

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

PG&E Corporation’s and the Utility’s human capital resource objectives are to build and retain an engaged, well trained, diverse, and equitably-paid workforce. Their focus is on making it enjoyable to work with and for PG&E Corporation and the Utility. PG&E Corporation and the Utility place a high priority on delivering customer value and providing a hometown customer experience. The Utility’s customer-driven investment program is aimed at improving safety, increasing electric and gas service reliability, and improving customer satisfaction.

For more information, see “Human Capital” below.

Planet

The planet element of the triple bottom line represents PG&E Corporation’s and the Utility’s commitment to protect and serve the environment. This commitment extends beyond compliance with various state and federal environmental, health, and safety laws and regulations. PG&E Corporation and the Utility believe that integrating and managing climate change and other environmental considerations in the companies’ business strategies creates long-term value for PG&E Corporation and the Utility, and for their customers, communities, employees, and other stakeholders.

The Utility is committed to delivering a safe, reliable, sustainable, and climate-resilient energy system at the lowest possible cost in the face of increasingly severe and extreme climate-driven natural hazards. To build resilience to these hazards, the Utility is working to systematically integrate forward-looking climate data and tools into its decision-making. PG&E Corporation and the Utility also work with policymakers and regulators to advance effective climate change policy in California, and work directly with local governments and communities on adaptation solutions.

PG&E Corporation and the Utility are also committed to helping heal the planet. PG&E Corporation’s and the Utility’s 2022 Climate Strategy Report, which is available to the public, describes the companies’ climate goals and plans to meet those goals. To meet their longer-term climate goals, PG&E Corporation and the Utility intend to scale their efforts to decarbonize the energy system to accommodate a shift to vehicle electrification, integrate a proliferation of distributed energy resources, and achieve increased utilization of renewable energy combined with investments in the grid and energy storage.

PG&E Corporation and the Utility continue to pursue policies and programs that enable safe, reliable, affordable, clean, and resilient energy for their customers. As a result of actions already taken by PG&E Corporation and the Utility, the companies have:

•Delivered electricity to retail customers in 2024 that was over 90% GHG free (see “Electricity Resources” below for more information).

•Helped customers avoid emissions and manage energy costs through robust energy efficiency programs.

•Managed contracts for more than 4.6 GW of battery energy storage to be deployed over the next several years and operated 183 MW of Utility-owned battery storage, strengthening California’s grid efficiency and reliability.

•Helped enable the total number of electric vehicles operating in the Utility’s service area to exceed 675,000; installed more than 3,800 charging ports for electric vehicles at schools, public charging locations, and in support of fleets; and deployed the first-in-the-nation 100% electric school bus fleet that is also equipped with groundbreaking vehicle-to-grid technology.

•Brought the total number of interconnected private solar customers to more than 880,000 and total number of customers who have installed battery storage at their homes or businesses to more than 120,000. These customers use their storage systems as critical backup power and for resiliency.

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

Generally, differences between forecast costs and actual costs can occur for numerous reasons, including the volume of work required and the impact of market forces on the cost of labor and materials. Differences in costs can also arise from changes in laws and regulations at both the state and federal level. Costs can also decrease due to improved efficiencies or waste elimination.

PG&E Corporation and the Utility are committed to taking steps to improve their credit ratings and metrics over time, including by reducing PG&E Corporation’s debt by $2 billion by the end of 2026. All three credit ratings agencies have increased PG&E Corporation’s and the Utility’s issuer credit ratings since 2020.

In December 2024, PG&E Corporation announced a new dividend policy entailing consistent dividend increases targeting a dividend payout ratio of approximately 20% of core earnings by 2028. For more information, see “Liquidity and Financial Resources – Dividends” in Item 7, MD&A and Note 6 of the Notes to the Consolidated Financial Statements.

Total capital expenditures recorded in 2024 were $10.6 billion. The Utility’s total capital expenditures (including accruals) are forecasted to be $12.9 billion for 2025, $12.0 billion for 2026, $13.6 billion for 2027, and $14.0 billion for 2028. The Utility has identified additional opportunities for investment in the coming years in addition to its forecast, including investments in transportation electrification capacity, FERC-jurisdictional assets, electric distribution capacity, hydroelectric facilities, energy storage, information technology, and automation. The Utility also plans to submit a cost recovery application for its 10-year distribution undergrounding program pursuant to SB 884. Some of these investments depend on the Utility’s ability to generate or obtain the cash to support such investments over this period of time. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather, and other unforeseen conditions.

The Utility expects to make additional capital expenditures, the recovery of which will be subject to future regulatory approval. These expenditures include capital expenditures exceeding amounts authorized in the 2023 GRC final decision and expenditures to be included in a later filing or separate applications. These expenditures are expected to be primarily for wildfire mitigation and electrification. Additionally, $3.21 billion of fire risk mitigation capital expenditures has been excluded from the Utility’s equity base rate pursuant to AB 1054.

PG&E Corporation and the Utility are committed to building a safe, reliable, sustainable, and climate-resilient energy system at the lowest possible cost for customers. The Utility’s capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, and the cumulative impact of other public policy requirements collectively place continuing upward pressure on customer rates. Certain CPUC proceedings could impact different types of customers differently. The Utility has set a goal to increase customer capital investments while also limiting customer bill impacts, including by achieving operating cost savings, seeking efficient financing, and benefiting from electric load growth. The Utility plans to meet its cost savings goal through increased efficiencies including waste elimination through the Lean operating system. The Utility expects electric vehicle adoption, data centers, and building electrification to drive load growth. However, the scale of this growth will depend on the Utility’s ability to construct necessary infrastructure and the extent of customer demand. The Utility has a number of programs in place to assist low-income customers, such as the CARE program. Under the CARE program, income-qualified customers can receive a monthly discount of 20% or more on their natural gas and electric bill.

PG&E Corporation’s and the Utility’s Corporate Sustainability Report, which is available to the public, describes the companies’ progress toward world-class performance measured with the triple bottom line framework.

In 2023, the Utility spent $4.18 billion with certified diverse suppliers, representing 36.6% of its total spend.

Performance: Underpinning the Triple Bottom Line

PG&E Corporation and the Utility use the Lean operating system, which includes five basic “plays”: visual management; operating reviews; problem solving; standard work; and waste elimination. Visual management allows teams to see how they are performing against their most important metrics using real-time data. Teams throughout PG&E Corporation and the Utility hold daily, weekly, and monthly operating reviews designed to align the performance of employees closest to the work with the goals and objectives of senior leadership. These brief meetings help the Utility identify gaps and quickly develop plans to support the teams performing the work and give the Utility more visibility, control and predictability in its operations. Problem solving involves a structured approach to identifying, containing, analyzing, and solving problems in order to capitalize on opportunities. Standard work reduces costs and increases productivity by establishing a consistent company-wide method for completing a task. For instance, the Lean operating system helped the Utility identify patterns in the conditions of ignitions and led to the implementation of EPSS, which drove a significant reduction in facility ignitions. PG&E Corporation’s and the Utility’s performance is also driven by an increased focus on alignment of shared outcomes among its leadership and within the organization. Waste elimination, the fifth Lean play, was deployed in 2023 and enables the companies to identify and eliminate inefficiencies in both process and workflow in a sustainable manner and drive the continued adoption of consistent processes and improvements to financial visibility and controls.

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

California has experienced unprecedented weather conditions in recent years and the Utility’s service area remains susceptible to additional wildfire activity. In response, the Utility has implemented operational changes and investments that reduce wildfire risk, including:

•Enhanced Powerline Safety Settings: EPSS adjusts the sensitivity of circuit protection devices on selected power lines to de-energize them in less than one-tenth of a second in the event of a disturbance to help prevent potential ignitions. In recent years, the Utility expanded the EPSS program to all high fire risk areas and reviewed and adjusted settings to improve coordination among devices on a circuit to reduce the number of customers impacted by an outage. After EPSS was initiated, both the size and number of CPUC-reportable ignitions were reduced substantially on EPSS-enabled circuits, compared to the prior three-year average.

•Public Safety Power Shutoffs: The PSPS program proactively de-energizes power lines in response to forecasted weather conditions. Since its inception in late 2017, the PSPS program has become more targeted through the use of more granular risk models, including incorporating more detailed data inputs. The Utility has also installed sectionalizers for more targeted de-energizations of circuits and transmission lines. These more targeted scoping criteria are engineered to reduce the number of customers impacted by any particular PSPS event. In 2024, the Utility executed six PSPS events impacting a total of approximately 50,000 customers.

•Vegetation management: The Utility inspects its overhead electric distribution and transmission facilities on an annual basis to identify and clear vegetation that might grow or fall into utility equipment.

•Asset inspections: Since 2018, the Utility has reoriented its asset inspections programs toward asset condition and consequence risk, particularly wildfire risk, and these programs have become more thorough, standardized, digitized, and verifiable. The Utility uses risk-informed inspection cycles. In 2024, the Utility continued to refine its inspection techniques, transitioning to the use of aerial drones to perform inspections on circuits located in HFTD areas. As a result of the improved inspection program, the Utility’s inspections in 2024 have further enhanced its ability to identify equipment conditions.

•System hardening: System hardening entails repairing, replacing, or eliminating existing power lines in HFTD areas and installing stronger and more resilient equipment. As the Utility’s asset inspections have identified less resilient equipment, the Utility has hardened its system by fixing significantly more equipment than in prior years. Hardening methods also include replacing bare overhead conductor with covered conductor and installing stronger poles, removing lines, and serving customers through remote grids, or converting lines from overhead to underground. The Utility has set a goal to underground 10,000 miles of electric distribution lines in high wildfire risk areas. Undergrounding can substantially reduce ignition risk and improve reliability during storms or periods of high wildfire risk. In 2024, the Utility undergrounded 259 miles of lines. When feasible, remote grids can be a more cost-effective option to reduce fire risks by permanently disconnecting end-of-line customers from the grid and serving them with utility owned, locally sited resources. The Utility brought online five additional remote grids in 2024, for a total of 11 remote grids overall.

The Utility’s equipment was not involved in the ignition of any major wildfires in 2024. The Utility experienced an increased number of CPUC-reportable ignitions in 2024, compared to 2022 and 2023, due to hotter, drier weather conditions.

In recent years, the Utility has introduced or expanded its use of several measures including downed conductor detection, partial voltage force outs, and transmission operational controls which further decreased wildfire ignition risk and took additional steps to improve customer reliability such as vegetation management activities to reduce vegetation-caused outages, upgrading the system to improve sectionalization, and installing fault indicators to reduce restoration times. The Utility also uses multiple weather models on a daily basis that indicate which circuits to enable with safety settings and which to put in normal protection settings, optimizing for wildfire risk reduction when needed and enhancing reliability when wildfire risk is low.

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

The Utility’s non-nuclear generation operations focus on safety, compliance, environmental stewardship, and asset reliability. The Utility focuses on continuous improvement and risk informed decision-making to maximize asset value for customers, while adhering to industry standards for asset risk management and lifecycle optimization. Work management systems enable the execution and tracking of preventative and corrective maintenance strategies for generation assets. Capital improvements are carried out to renew key asset components and are strategically aligned with interim risk reduction measures to ensure long-term safe and reliable generation.

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

The CPUC has delegated authority to the SED to issue citations and impose penalties for violations identified through audits, investigations, or self-reports. Under the gas and electric citation programs adopted by the CPUC, the SED has discretion whether to issue a penalty for each violation. If it assesses a penalty for a violation, it has the authority to impose the maximum statutory penalty of $100,000 per day, with an administrative limit of $8 million per citation issued. Similar to penalties imposed by the CPUC, penalty payments for citations issued pursuant to the gas and electric safety citation programs are the responsibility of shareholders and may not be recovered through rates or otherwise charged to customers. The CPUC has also authorized the SED to propose for CPUC approval administrative consent orders and administrative enforcement orders when the SED deems a formal order instituting investigation unnecessary.

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

Federal Energy Regulatory Commission and California Independent System Operator Corporation

The FERC has jurisdiction over the Utility’s electric transmission revenue requirements and rates, the siting, construction, operation, maintenance, and safety obligations of substantially all of the Utility’s hydroelectric generation facilities, and the interstate sale and transportation of natural gas. The FERC regulates the interconnections of the Utility’s transmission systems with other electric systems and generation facilities, the tariffs and conditions of service of regional transmission organizations, and the terms and rates of wholesale electricity sales. The FERC also is charged with adopting and enforcing mandatory standards governing the reliability of the nation’s electric transmission grid, including standards to protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches. The FERC’s approval is required under Federal Power Act Section 203 before undertaking certain transactions, including most mergers and consolidations, certain transactions that result in a change in control of a utility, purchases of utility securities and dispositions of utility property. The FERC has authority to impose fines of up to $1 million per day for violations of certain federal statutes and regulations. For more information on specific FERC requirements and their impact on PG&E Corporation and the Utility, see Item 1A. Risk Factors, and “Regulatory Matters,” “Legislative and Regulatory Initiatives,” and “Liquidity and Financial Resources” in Item 7. MD&A, and Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

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

Nuclear Regulatory Commission

The NRC oversees the licensing, construction, operation, and decommissioning of nuclear facilities, including the Utility’s two nuclear generating units at DCPP and the Utility’s independent spent fuel storage installation at Humboldt Bay. See “Electricity Resources” below. NRC regulations require extensive monitoring and review of the safety, radiological, seismic, environmental, and security aspects of these facilities. In the event of non-compliance, the NRC has the authority to impose fines or to force a shutdown of a nuclear plant, or both. NRC safety and security requirements have, in the past, necessitated that the Utility incur substantial costs at DCPP, and substantial costs could be required in the future. For more information about DCPP, see Item 1A. Risk Factors and Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

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

The CARB is the state agency responsible for setting and monitoring GHG and other emission limits. The CARB is also responsible for adopting and enforcing regulations to implement state law requirements to gradually reduce GHG emissions in California. See “Environmental Regulation - Air Quality and the Clean Air Act” below.

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

Air Quality and the Clean Air Act

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

At the federal level, the EPA is charged with implementation and enforcement of the Clean Air Act, which it uses to address GHG emissions.

For information regarding regulation of greenhouse gas emissions, see “Sustainability and Resiliency” below.

Nuclear Fuel Disposal

Nuclear power plant operations produce gaseous, liquid, and solid radioactive wastes, which are covered by federal regulation. High-level radioactive wastes primarily include used nuclear fuel. Low-level waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools, and equipment contaminated through use.

Under the Nuclear Waste Policy Act of 1982, the DOE and electric utilities with commercial nuclear power plants were authorized to enter into contracts under which the DOE would be required to dispose of the utilities’ spent nuclear fuel and high-level radioactive waste by January 1998, in exchange for fees paid by the utilities’ customers. The DOE has been unable to meet its contractual obligation with the Utility to dispose of nuclear waste from the Utility’s two nuclear generating units at DCPP and the retired nuclear facility at Humboldt Bay. As a result, the Utility constructed interim dry cask storage facilities to store its spent fuel onsite at DCPP and at Humboldt Bay until the DOE fulfills its contractual obligation to take possession of the spent fuel. The Utility and other nuclear power plant owners sued the DOE to recover the costs that they incurred to construct interim storage facilities for spent nuclear fuel.

Ratemaking Mechanisms

The Utility operates under a “cost-of-service” ratemaking model, which means that rates for electric and natural gas utility services are generally set at levels that are intended to allow the Utility to recover its costs of providing service and to earn a return on invested capital. To set rates, the CPUC and the FERC conduct proceedings to determine the amount that the Utility will be authorized to collect from its customers (“revenue requirements”). In the GRC proceedings, the CPUC also generally approves the level of spending on a forecasted basis. Revenue authorized by the CPUC through GRC proceedings is intended to provide the Utility a reasonable opportunity to recover its costs and earn a return on its investments in generation and distribution assets and general plant (also referred to as “rate base”). The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administration, and general expenses) and capital costs (e.g., depreciation, and financing expenses).

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

Other than certain gas transmission and storage revenues, the Utility’s base revenues are “decoupled” from its sales volume through regulatory balancing accounts, or revenue adjustment mechanisms, that are designed to allow the Utility to collect its authorized base revenue requirements regardless of sales volume. As a result, the Utility’s base revenues are not impacted by fluctuations in sales resulting from, for example, weather or economic conditions. The Utility’s earnings primarily depend on its ability to manage its base operating and capital costs within its authorized base revenue requirements.

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

Base Revenues

General Rate Cases

The GRC is the primary proceeding in which the CPUC determines the amount of base revenue requirements that the Utility is authorized to collect from customers to recover the Utility’s anticipated costs related to its electric distribution, natural gas distribution, and Utility-owned electric generation operations and return on rate base. The CPUC conducts a GRC every four years that includes the Utility’s costs of its gas transmission and storage facilities. The CPUC approves the annual revenue requirements for the first year (or “test year”) of the GRC period and typically authorizes the Utility to receive annual increases in revenue requirements for the subsequent years of the GRC period (known as “attrition years”). Attrition year rate adjustments are generally authorized for cost increases related to invested capital and inflation. Parties to the Utility’s GRC include the Public Advocates Office of the CPUC (formerly known as Office of Ratepayer Advocates or ORA) and TURN, which generally represent the interests of residential customers, as well as numerous intervenors that represent other business, community, customer, environmental, and union interests. For more information about the Utility’s GRC, see “Regulatory Matters - 2023 General Rate Case” in Item 7. MD&A.

Cost of Capital Proceedings

The CPUC periodically conducts a cost of capital proceeding to authorize the Utility’s ratemaking capital structure (i.e., the relative weightings of common stock, preferred equity, and debt for ratemaking) and rates of return for its electric generation, electric and natural gas distribution, and natural gas transmission and storage rate base. The rate of return, or cost of capital, is the weighted average cost of debt, preferred equity, and common stock a utility has issued to finance its utility capital investments. The CPUC’s cost of capital proceedings generally take place in a consolidated proceeding with California’s other large investor-owned electric and gas utilities. For more information about the cost of capital proceedings, see “Regulatory Matters - Cost of Capital Proceedings” in Item 7. MD&A.

Electricity Transmission Owner Rate Cases

The FERC determines the amount of authorized revenue requirements, including the rate of return on electric transmission assets, that the Utility may collect through rates in TO rate cases. In its TO rate cases, the Utility uses a formula rate methodology, which includes an authorized revenue requirement and rate base for a given year but also provides for an annual update of the previous year’s revenue requirement and rates in accordance with the terms of the FERC-approved formula. Under the formula rate mechanism, transmission revenue requirements are updated to the actual cost of service annually as part of the true-up process. Differences between amounts collected and determined under the formula rate are either collected from or refunded to customers. The FERC typically authorizes the Utility to charge new rates based on the requested revenue requirement, subject to refund, before the FERC has issued a final decision. The Utility bills and records revenue based on the amounts requested in its rate case filing and records a reserve for its estimate of the amounts that are probable of refund. These FERC-approved rates are included by the CPUC in the Utility’s retail electric rates and by the CAISO in its transmission access charges to wholesale customers. For more information, see “Regulatory Matters - Transmission Owner Rate Cases” in Item 7. MD&A. The Utility also recovers a portion of its revenue requirements for its wholesale electric transmission costs through charges collected under specific contracts with wholesale transmission customers that the Utility entered into before the CAISO began its operations. These wholesale customers are charged individualized rates based on the terms of their contracts.

Program-Specific Memorandum Account and Balancing Account Costs

Periodically, costs arise outside of the CPUC’s GRC proceedings or that have been deliberately excluded from such proceedings. These costs may result from catastrophic events, changes in regulation, new programs, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account, and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed reasonable. For instance, these accounts allow the Utility to track the costs associated with work related to disaster and wildfire response, and other wildfire prevention-related costs. Recovery of the costs tracked in these memorandum accounts through rates requires CPUC authorization in separate proceedings, the outcome of which the Utility may be unable to predict. Alternatively, the Utility may seek authority to track incremental costs related to these non-GRC programs in balancing accounts. The CPUC may authorize recovery of costs tracked in the balancing accounts on either a “one-way” basis, which typically only allows actual costs to be recovered up to a pre-established cap, or a “two-way” basis, which typically allows actual costs to be recovered, and in some cases subject to further CPUC review. For more information, see “Regulatory Matters - Cost Recovery Proceedings” in Item 7. MD&A and Note 3 of the Notes to the Consolidated Financial Statements in Item 8.

Diablo Canyon Extended Operations

During the period of extended operations and in lieu of the traditional rate-based return on investment, SB 846 provides for a fixed payment of $50 million, in 2022 dollars, for each of DCPP’s Unit 1 and Unit 2 for each year of extended operations to be recovered from customers of all CPUC-jurisdictional LSEs, which is potentially subject to adjustment downward in the event of extended unplanned outages. In addition, SB 846 authorizes a volumetric payment totaling $13 (in 2022 dollars) for each MWh generated by DCPP during the period of extended operations, with the first half recovered from all CPUC-jurisdictional LSEs and the second half from customers in the Utility’s service area. The amount of the fixed and volumetric payments will be adjusted annually by the CPUC using CPUC-approved escalation methodologies and adjustment factors. The volumetric payment cannot be realized as shareholder profits or paid out as dividends, to the extent it is not needed for DCPP. The legislation includes language that limits use of the volumetric payment to accelerate, or increase spending on, public purpose priorities enumerated in SB 846.

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

The Utility sets the natural gas procurement rate for small commercial and residential customers (referred to as “core” customers) monthly, based on the forecasted costs of natural gas, core pipeline capacity and storage costs. The Utility recovers the cost of gas purchased on behalf of core customers as well as the cost of derivative instruments for its core gas portfolio, through its retail gas rates, subject to limits as set forth in its Core Procurement Incentive Mechanism (“CPIM”) described below. The Utility reflects the difference between actual natural gas purchase costs and forecasted natural gas purchase costs in several natural gas balancing accounts, with adjustments for under-collections and over-collections made in subsequent monthly rate changes.

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

Nuclear Decommissioning Costs

The Utility’s nuclear power facilities consist of two units at DCPP and the Humboldt Bay independent spent fuel installation. Nuclear decommissioning requires the safe removal of nuclear facilities from service and the reduction of residual radioactivity to a level that permits termination of the NRC license and release of the property for unrestricted use. Nuclear decommissioning costs are generally collected in advance through rates and are held in nuclear decommissioning trusts to be used for the eventual decommissioning of each nuclear unit. The Utility files an application with the CPUC, generally every three years, requesting approval of the Utility’s updated estimated decommissioning costs and any rate change necessary to fully fund the nuclear decommissioning trusts to the levels needed to decommission the Utility’s nuclear facilities. If the nuclear decommissioning trusts are overfunded, the amount of such overfunding will be returned to customers. Pursuant to Public Utilities Code Section 8325, to the extent the monies available for decommissioning are insufficient to pay for all reasonable and prudent decommissioning costs, the CPUC must authorize the electric utility to collect these charges from its customers.

For costs related to AROs, see “Asset Retirement Obligations” in Note 2 of the Notes to the Consolidated Financial Statements in Item 8.

Human Capital

Employees and Contractors

As of December 31, 2024, PG&E Corporation had 10 employees and the Utility had approximately 28,400 regular employees. Of the Utility’s regular employees, approximately 17,600 are covered by collective bargaining agreements with the local chapters of three labor unions: the International Brotherhood of Electrical Workers (“IBEW”) Local 1245; the Engineers and Scientists of California (“ESC”) IFPTE 20; and the Service Employees International Union Local 24/7 (“SEIU”). The collective bargaining agreements in effect for the IBEW Local 1245, ESC Local 20, and SEIU United Service Workers West, are set to expire on December 31, 2025. The agreements increase wages annually by 3.75% from 2022 through 2025 and maintain current contributions to specified benefits. The IBEW, ESC, and SEIU represent approximately 62% of the Utility’s employee workforce and support several areas of the Utility’s business, including gas and electric operations. The Utility enjoys stable and productive relationships with its unions and did not experience any work stoppages in 2024.

PG&E Corporation’s employees are primarily at the executive management level. The Utility generally has a stable workforce. The Utility’s turnover rate for each of 2024 and 2023 was 4.0%. Approximately 44% of PG&E Corporation’s and the Utility’s employees have a tenure of more than 10 years, with an average tenure of 11 years. Approximately 18% of PG&E Corporation’s and the Utility’s employees are eligible to retire. (PG&E Corporation and the Utility define retirement age as 55 years and older.)

The Utility’s contractors and subcontractors include approximately 35,000 individuals from approximately 1,200 contractor companies.

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

Every year, PG&E Corporation and the Utility offer or require technical, leadership, and employee training, which includes a range of technical training for employees on the knowledge and skills required to perform their jobs safely using approved tools and work procedures. In addition, employees are required to complete annual compliance and ethics training and a Code of Conduct training, both of which are intended to promote a culture in which employees are encouraged to speak up with any concerns or ideas for continuous improvement. In addition, the Utility offers a variety of other trainings and education opportunities. The Utility continues its expanded training for supervisors.

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

PG&E Corporation’s and the Utility’s financial incentives offered to employees include a Short-Term Incentive Plan (“STIP”), an at-risk part of employee compensation designed to reward eligible employees for achieving specific performance goals. The 2024 STIP was focused on company objectives of safety, customer impact, and financial health.

All executive officer compensation is paid by PG&E Corporation.

Safety

The Utility’s strategy to deliver on safety outcomes focuses on employee, contractor, and public safety. Identifying, eliminating and mitigating high-energy hazards remains a priority. The Utility’s safety metrics include the number of actual serious incidents or fatalities (“SIF-A”) and high-energy events that could have resulted in a serious injury or fatality (“SIF-P”) where SIF-P rate measures events that could have resulted in a SIF-A per 200,000 hours worked. In 2024, the Utility had seven SIF-A incidents, which resulted in zero fatalities and seven serious injuries, and a SIF-P rate of 0.05. Additionally, the Utility measures DART (days away, restricted or transferred duty per 200,000 hours worked). In 2024, the Utility’s DART was 0.7. In particular, the Utility improved safety through the implementation of the Utility’s safety excellence management system and a focus on essential controls for high energy hazards.

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

Key elements of PG&E Corporation’s and the Utility’s approach to diversity, equity, inclusion, and belonging include integrating inclusion and belonging into the employee experience with a focus on equity and interrupting bias in hiring, promotion, retention and compensation, heightened cultural awareness programming to encourage understanding and importance of inclusion and belonging, and integrating useful content into training, development, and performance support resources.

Additionally, the Utility’s 12 Employee Resource Groups and three Engineering Network Groups execute enterprise-wide employee programming, nominated employees lead efforts within their departments, and across the companies. Specialized teams facilitate awareness, education and dialogue and support the groups at the enterprise level.

In 2024, women, minorities, and military veterans accounted for approximately 26%, 50%, and 7%, respectively, of total PG&E Corporation and Utility employees. The Utility’s employees represent five generations, most of whom are Millennials (49%), Generation X (37%), and Boomers (10%). Generational data refers to “Millennials” for individuals born between 1981 and 1996, “Generation X” between 1965 and 1980, and “Boomers” between 1946 and 1964.

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

The following table shows the percentage of the Utility’s estimated total net deliveries of electricity to retail customers in 2024 represented by each major electric resource, and further discussed below. The Utility’s deliveries were primarily from renewable energy resources that qualify under California’s RPS and other GHG-free resources (i.e., nuclear, and large hydroelectric generation). California’s RPS requirements and SB 100 goal is to serve 100% of retail electricity sales with GHG-free resources by 2045. For more information about California’s RPS requirements and clean energy goals, see further below and in the “Sustainability and Resiliency” section below.

The total estimated electricity generated, procured, and sold (net), for the year ended December 31, 2024 was 26,737 GWh (1) and comprised of the following:

	Percent of customer retail sales (estimated procurement)	CEC reporting methodology adjustment(2)	Percent of customer retail sales (estimated Power Content Label) (2)
Owned generation facilities
Renewable (3)	1%	—%	1%
Nuclear (7)	63%	—%	63%
Large hydroelectric	12%	—%	12%
Fossil fuel-fired (4)	23%	(22)%	1%
Total	99%	(22)%	77%

Third-party purchase agreements
Renewable (3)	22%	—%	22%
Fossil fuel-fired (4)	11%	(10)%	1%
Total	33%	(10)%	23%
Others, net (2)(5)	(32)%	32%	—%

TOTAL	100%	—%	100%
Total renewable energy resources (3)	23%	—%	23%
GHG-free resources (6)	98%	—%	98%

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
(7) Amount includes adjustments due to DCPP’s extended operations, consistent with CPUC and CEC guidelines.

Renewable Energy Resources

California law established an RPS that requires LSEs, such as the Utility, to gradually increase the amount of renewable energy they deliver to their customers. See “Sustainability and Resiliency” below. The Utility may in the future incur additional costs to procure renewable energy to meet the new renewable energy targets. The Utility expects that these costs will continue to be recoverable through rates as “pass-through” costs. The Utility also may be subject to penalties for failure to meet the higher targets.

Renewable generation resources, for purposes of the RPS requirements, include bioenergy such as biogas and biomass, certain hydroelectric facilities (30 MW or less), wind, solar, and geothermal energy. RPS requirements are based on procurement, which aligns with the methodology presented in the first column of the table above. Procurement from renewable energy sources was estimated to comprise 23% of total annual retail sales in 2024. Per the Power Content Label methodology based on current CEC guidelines presented in the table above, an estimated 23% of the Utility’s energy deliveries were from renewable energy sources in 2024.

The estimated total renewable deliveries for the year ended December 31, 2024, shown above was 5,920 GWh and comprised of the following:

Type	Percent of Customer Retail Sales (estimated procurement)(1)
Biopower	3%
Geothermal	—%
RPS-Eligible Small Hydroelectric	2%
Solar	15%
Wind	3%
Total	23%

(1) Estimated renewable procurement percentages above and renewable compliance percentages are expected to be consistent; however, final RPS compliance reporting is subject to a different methodology and may result in differences between the two percentages.

Energy Storage

Energy storage improves system reliability and supports California’s decarbonization goals by integrating increased levels of renewable energy. The CPUC has established a multi-year energy storage procurement framework, under which the Utility met its requirements to make 580 MW of qualifying storage capacity operational by 2024.

As of December 31, 2024, the Utility owned 183 MW and has contracted for another 2,435 MW of operational energy storage capacity. The Utility has also procured 2,168 MW of battery energy storage to be deployed over the next several years and is working to procure additional battery energy storage to meet its remaining reliability requirements. Separately, the Utility is soliciting long-duration storage, which is storage with at least eight hours of discharge capacity, to have these resources online between 2028 and 2031. In order to address both its bundled portfolio need and to help to meet state planning and policy objectives to increase long-duration storage capacity, the Utility is pursuing regulatory approval to increase the nameplate generating capacity of its Helms Pumped Storage Facility.

Owned Generation Facilities

At December 31, 2024, the Utility owned the following generation facilities, all located in California, listed by energy source and further described below:

Generation Type	County Location	Number of Units	Net Operating Capacity (MW)
Nuclear (1):
Diablo Canyon	San Luis Obispo	2	2,240
Hydroelectric (2):
Conventional	16 counties in northern and central California	91	2,628
Helms pumped storage	Fresno	3	1,212
Fossil fuel-fired:
Colusa Generating Station	Colusa	1	657
Gateway Generating Station	Contra Costa	1	580
Humboldt Bay Generating Station	Humboldt	10	163
Elkhorn Battery Energy Storage System	Monterey County	1	183
Photovoltaic (3):	Various	12	152
Total		121	7,815

(1) The Utility’s DCPP consists of two nuclear power reactor units, Units 1 and 2. The NRC operating license for Unit 1 expired in 2024. Unit 2 will expire in 2025. Both remain in effect pending completion of the ongoing federal relicensing review. For more information, see “Extension of Diablo Canyon Operations” in Item 7. MD&A below.
(2) The Utility’s hydroelectric system consists of 94 generating units at 58 powerhouses. All of the Utility’s powerhouses are licensed by the FERC (except for one small powerhouse not subject to the FERC’s licensing requirements), with license terms between 30 and 50 years.
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

As of December 31, 2024, the Utility owned approximately 18,000 circuit miles of interconnected transmission lines operating at voltages ranging from 60 kV to 500 kV. The Utility also operated 33 electric transmission substations with a capacity of approximately 67,000 MVA. The Utility’s electric transmission system is interconnected with electric power systems in the Western Electricity Coordinating Council, which includes many western states, the Canadian provinces of Alberta and British Columbia, and parts of Mexico.

Decisions about expansions and maintenance of the transmission system can be influenced by decisions of the Utility’s regulators and the CAISO.

Electricity Distribution

Distribution lines allow electricity to travel at lower voltages from substations directly to customers. The Utility’s electric distribution network consists of approximately 108,000 circuit miles of distribution lines (of which, as of December 31, 2024, approximately 27% are underground and approximately 73% are overhead), 59 transmission and distribution substations, and 603 distribution substations with a capacity of approximately 33,000 MVA. The Utility’s distribution network interconnects with its transmission system, primarily at switching and distribution substations, where equipment reduces the high-voltage transmission voltages to lower voltages, suitable for distribution to the Utility’s customers.

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

Electricity Operating Statistics

The following table shows certain of the Utility’s operating statistics from 2022 to 2024 for electricity sold or delivered, including the classification of revenues by type of service. No single customer of the Utility accounted for 10% or more of consolidated revenues for electricity sold in 2024, 2023, or 2022.

	2024	2023	2022
Customers (average for the year)	5,606,873	5,584,185	5,562,223
Deliveries (in GWh) (1)	74,111	72,933	77,769
Revenues (in millions):
Residential	$7,504	$6,041	$6,130
Commercial	7,201	5,643	5,416
Industrial	2,065	1,784	1,626
Agricultural	1,815	1,413	1,830
Public street and highway lighting	103	83	77
Other, net (2)	(47)	136	(247)
Subtotal	18,641	15,100	14,832
Regulatory balancing accounts (3)	(830)	2,324	228
Total operating revenues	$17,811	$17,424	$15,060
Selected Statistics:
Average annual residential usage (kWh)	5,261	5,217	5,564
Average billed revenues per kWh:
Residential	$0.2888	$0.2356	$0.2253
Commercial	0.2528	0.2007	0.1896
Industrial	0.1475	0.1294	0.1177
Agricultural	0.3597	0.2984	0.2435
Net plant investment per customer	$11,460	$10,720	$9,967

(1) These amounts include electricity provided by DA providers and CCAs that procure their own supplies of electricity for their respective customers.
(2) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(3) These amounts represent revenues authorized to be billed.

Natural Gas Utility Operations

The Utility provides natural gas transportation services to “core” customers (i.e., small commercial and residential customers) and to “non-core” customers (i.e., industrial, large commercial, and natural gas-fired electric generation facilities) that are connected to the Utility’s gas system in its service area.  Core customers can purchase natural gas procurement service (i.e., natural gas supply) from either the Utility or non-utility third-party gas procurement service providers (referred to as “core transport agents”).  When core customers purchase gas supply from a core transport agent, the Utility continues to provide gas delivery, metering, and billing services to customers.  When the Utility provides both transportation and procurement services, the Utility refers to the combined service as “bundled” natural gas service.  More than 97% of core customers, representing approximately 85% of the annual core market demand, receive bundled natural gas service from the Utility.

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

Natural Gas Supplies

The Utility can receive natural gas from all the major natural gas basins in western North America, including basins in western Canada, the Rocky Mountains, and the southwestern United States. The Utility can also receive natural gas from fields in California. The Utility purchases natural gas to serve its core customers directly from producers and marketers in both Canada and the United States. The contract lengths and natural gas sources of the Utility’s portfolio of natural gas purchase contracts have varied generally based on market conditions. During 2024, the Utility purchased approximately 287,000 MMcf of natural gas (net of the sale of excess supply of gas). Substantially all of this natural gas was purchased under contracts with a term of one year or less. The Utility’s largest individual supplier represented approximately 50% of the total natural gas volume the Utility purchased during 2024.

Natural Gas System Assets

The Utility owns and operates an integrated natural gas transmission, storage, and distribution system that includes most of northern and central California. On December 31, 2024, the Utility’s natural gas system consisted of approximately 45,200 miles of distribution pipelines, approximately 5,700 miles of backbone and local transmission pipelines, and various storage facilities. The Utility owns and operates eight natural gas compressor stations on its backbone transmission system and one compressor station on its local transmission system that are used to move gas through the Utility’s pipelines. The Utility’s backbone transmission system is used to transport gas from the Utility’s interconnection with interstate pipelines, other local distribution companies, and California gas fields to the Utility’s local transmission and distribution systems.

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

The Utility owns and operates three underground natural gas storage fields and has a 25% interest in a fourth storage field, all of which are connected to the Utility’s gas transmission system.  In 2019, the CPUC approved the discontinuation, through closure or sale, of operations at two of the Utility’s owned and operated gas storage fields, Pleasant Creek and Los Medanos. The sale of Pleasant Creek is currently pending CPUC review and approval and the Utility anticipates to close on the sale in 2025. The Utility continues to operate and rely on the Los Medanos storage field as filed and approved in the 2023 GRC. The Utility owns and operates compressors and other facilities at these storage fields that are used to inject gas into the fields for storage and later for withdrawal.  In addition, four independent storage operators are interconnected to the Utility’s Northern California gas transmission system.

In 2024, the Utility continued upgrading transmission pipelines to allow for the use of in-line inspection tools.

Natural Gas Operating Statistics

The following table shows the Utility’s operating statistics from 2022 through 2024 (excluding subsidiaries) for natural gas, including the classification of revenues by type of service. No single customer of the Utility accounted for 10% or more of consolidated revenues for bundled gas sales in 2024, 2023 or 2022.

	2024	2023	2022
Customers (average for the year) (1)	4,614,080	4,605,628	4,585,126
Gas purchased (MMcf)	219,758	239,756	227,128
Average price of natural gas purchased (price per Mcf)	$1.99	$6.91	$7.42
Bundled gas sales (MMcf):
Residential	146,842	171,889	160,449
Commercial	55,174	60,248	57,066
Total Bundled Gas Sales	202,016	232,137	217,515
Revenues (in millions):
Bundled gas sales:
Residential	$3,089	$3,686	$3,353
Commercial	984	1,052	1,005
Other	159	(145)	163
Bundled gas revenues	4,232	4,593	4,521
Transportation service only revenue	1,815	1,603	1,534
Subtotal	6,047	6,196	6,055
Regulatory balancing accounts (2)	561	808	565
Total operating revenues	$6,608	$7,004	$6,620
Selected Statistics:
Average annual residential usage (Mcf)	37	37	37
Average billed bundled gas sales revenues per Mcf:
Residential	$20.74	$20.73	$20.22
Commercial	16.28	14.99	15.19
Net plant investment per customer	$5,019	$4,749	$4,522

(1) These amounts include natural gas provided by core transport agents and CCAs that procure their own supplies of natural gas for their respective customers.
(2) These amounts represent revenues authorized to be billed.

Nuclear Operations

The Utility manages its scheduled refueling outages with the objective of minimizing their duration and maintaining high nuclear generating capacity factors, resulting in a stable generation base for the Utility’s wholesale and retail power marketing activities. During scheduled refueling outages, the Utility performs maintenance and equipment upgrades to minimize the occurrence of unplanned outages and to maintain safe, reliable operations. For the year ended December 31, 2024, DCPP achieved an average capacity factor of 93%. Capacity factors, which are significantly affected by the number and duration of refueling and non-refueling outages, reflect the availability of DCPP’s generation to the California electricity market and impact the Utility’s performance-based disbursements. For more information, see “Extension of Diablo Canyon Operations” below. Management analyzes capacity factors by comparing DCPP’s actual generation to forecasted annual capacity factors, which reflect planned refueling outages, curtailments for condenser cleaning, allowances for minor curtailments resulting from equipment issues, and curtailments for major ocean storms.

In addition to the maintenance and equipment upgrades performed by the Utility during scheduled refueling outages, the Utility has extensive operating and security procedures in place to assure the safe operation of DCPP. The Utility also has extensive safety systems in place designed to protect the plant, personnel, and surrounding area in the unlikely event of an accident or other incident.

Competition

Trends in Market Demand and Competitive Conditions in the Electricity Industry

The Utility expects customer electric load to increase in coming years primarily as a result of electric vehicle adoption, data centers, and building electrification. The Utility is not able to predict how quickly this electrification will occur. The Utility expects customer demand for gas to decrease in the coming years, primarily in response to policies supporting California’s climate goals.

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

The Utility is also impacted by an increasing quantity of distributed generation and energy storage. The levels of self-generation of electricity by customers (primarily solar installations) and customer enrollment in NEM, which allows self-generating customers employing qualifying renewable resources to receive bill credits at the full retail rate, put upward rate pressure on non-NEM customers. The successor to the NEM tariffs, the NBT provides bill credits at a lower rate, which reduces the level of upward rate pressure on non-NEM or non-NBT customers, but does not eliminate the upward rate pressure. NEM and NBT customers are required to pay an interconnection fee, utilize time of use rates, and pay certain non-bypassable charges to help fund some of the costs of low income, energy efficiency, and other programs that other customers pay. Significantly higher bills for non-NEM or non-NBT customers may result in a decline of the number of such customers as they may seek alternative energy providers or adopt self-generation technologies. See “Concerns about high rates for the Utility’s customers could negatively impact PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows” in Item 1A. Risk Factors and “Regulatory Matters - Order Instituting Rulemaking (“OIR”) to Revisit Net Energy Metering Tariffs” in Item 7. MD&A.

Further, in some circumstances, governmental entities such as cities and irrigation districts may have authority under the state constitution or state statute to provide retail electric service directly to consumers, in some cases bypassing the Utility’s electric infrastructure entirely. Those entities may also rely upon FERC open access tariffs and Utility infrastructure to deliver their energy for resale at retail to existing or potential new Utility customers. These entities may also seek to acquire the Utility’s transmission or distribution facilities through eminent domain for use in serving electricity at retail to existing or potential new Utility customers. As a result, the Utility could lose customers (residential, commercial, and industrial) or experience limited growth in the municipality. See “Jurisdictions attempt to acquire the Utility’s assets through eminent domain, and third parties attempt to acquire the Utility’s customers by bypassing the Utility’s electric infrastructure system” in Item 1A. Risk Factors. It is also expected that some publicly-owned utilities will build new or duplicate transmission or distribution facilities to serve existing or potential new Utility customers, bypassing the Utility’s electric infrastructure. In some instances, microgrid formation is a key factor in a community’s choice to engage governmental entities. Some private companies have also called for changes in law that could allow those companies to privately serve electricity to retail customers without being regulated by the CPUC as public utilities. To the extent such changes occur and result in large customers reducing the share of transmission, distribution, and non-bypassable charges they pay, PG&E Corporation’s and the Utility’s financial condition and results of operations could be materially impacted.

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

Sustainability and Resiliency

The impacts of climate change on the Utility’s infrastructure are already a reality. Record-breaking extreme heat and heat waves are increasingly a regular occurrence throughout California. In the past few years, the Utility’s electric distribution system has experienced multiple major outage-causing events associated with extreme heat events and peak loads. Peak loads are expected to increase with increasing temperatures due to direct impacts of ambient temperatures on equipment, increased electricity demand driven by rising air conditioning installation and usage, and continued electrification of transportation and buildings. Higher temperatures may also impact the condition and performance of electric assets, potentially causing deterioration of assets and operational constraints.

The Utility’s assets on the coast and in or near watersheds face potential increased exposures to coastal, riverine, and precipitation related flooding because of climate‑driven changes in precipitation and sea level rise. The risk of damage to or interruptions of operations at facilities such as substations is predicted to increase over time due to sea level rise. Electric and gas equipment and safe access for operations must be prepared for these changing conditions.

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

Climate change will also continue to intensify the potential for wildfires throughout California. Models incorporating future temperature and precipitation projections suggest that landscape susceptibility to wildfire within the Utility’s service area will continue to increase over time, with an expansion of areas that may become HFTD and an intensification of risk within HFTDs. Climate change may also result in increased potential of equipment to cause ignitions or to require PSPS events, as well as the potential for the Utility’s equipment to sustain damage from wildfires of any origin.

The worsening conditions across California increase the likelihood and severity of wildfires, including those in which the Utility’s equipment may be alleged to be associated with the fire’s ignition. Reducing risk will be even more important as climate change continues to exacerbate the risks facing the Utility.

Greenhouse Gas Emissions Regulation

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

The CARB has also approved GHG emissions reporting and a state-wide, comprehensive cap-and-trade program that sets gradually declining limits (or “caps”) on the amount of GHGs that may be emitted by major GHG emission sources within different sectors of the economy. The cap-and-trade program has been extended through 2030. The CARB plans to update the cap-and-trade regulation in 2025 and is considering reforms that would reduce overall allowance budgets to align with CARB’s 2022 Climate Change Scoping Plan.

During each year of the program, the CARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year. Entities with a compliance obligation can obtain allowances from the CARB at quarterly auctions or from third parties or exchanges. Complying entities may also satisfy a portion of their compliance obligation through the purchase of offset credits (e.g., credits for GHG reductions achieved by third parties, such as landowners, livestock owners, and farmers, that occur outside of the entities’ facilities through CARB-qualified offset projects such as reforestation or methane capture projects). The Utility expects all costs and revenues associated with the GHG cap-and-trade program to be passed through to customers.

The cap-and-trade program applies to the electric generation, large industrial, natural gas, and transportation sectors. The Utility’s compliance obligation as a natural gas supplier applies to the GHG emissions attributable to the combustion of natural gas delivered to the Utility’s customers other than large natural gas delivery customers that are separately regulated as covered entities and have their own compliance obligations.

The federal administration of President Trump has led to uncertainty with regard to what further actions may occur regarding climate change at the federal level.

Mitigating Greenhouse Gas Emissions

The Utility works to mitigate the impact of its operations (including customer energy usage) on the environment, consistent with its commitment to clean and resilient energy for all. See “Emissions Data” below.

PG&E Corporation’s and the Utility’s 2022 Climate Strategy Report, which is available to the public, describes the companies’ climate goals and plans to meet those goals. California laws and regulations have also established targets for GHG emissions. See “Greenhouse Gas Emissions Regulation” above.

The core elements of the Utility’s plan to achieve these goals are to:

•reduce its operational emissions;

•maximize electrification where feasible;

•integrate clean electricity supply and load management solutions;

•modernize the gas system into an essential low-carbon resource; and

•offset remaining emissions through high-quality carbon removal solutions.

To reduce operational emissions, the Utility plans to take steps such as reducing methane leaks from its natural gas system, reducing sulfur hexafluoride emissions from the electric system, and electrifying its vehicles, buildings, and facilities.

To maximize electrification, the Utility plans to enable and scale building electrification, supported by building codes and appliance standards that give preference to electric technologies, as well as customers choosing to adopt electric appliances. The Utility can accelerate customer adoption of electric vehicles by offering customer programs, preparing the grid to accommodate new electric vehicle demand, and partnering with innovators on strategies that reduce the cost of owning an electric vehicle.

Load management solutions can increase utilization of the electric infrastructure system, such as by using distributed energy resources more strategically and enabling technologies for customers like bidirectional charging.

To integrate clean electricity supply, the Utility plans to continue to expand GHG-free energy resources and storage capacity over the long-term to meet California’s Integrated Resource Planning (“IRP”) GHG emissions reduction targets and California’s clean energy goals. The Utility expects its GHG-free energy supply to decrease in the near future because, during DCPP’s extended operations, the Utility is required to allocate its GHG-free attributes to certain non-Utility providers. The Utility also allocates or sells certain GHG-free energy supply to eligible non-Utility providers in its service territory pursuant to CPUC directives.

Modernizing the gas system involves reducing natural gas carbon intensity through clean fuels and decarbonizing hard-to-electrify customers. Clean renewable fuels such as renewable natural gas, which is derived from organic waste, offers a sustainable alternative to fossil fuel-based gas. While still early in assessing its potential, the Utility may also blend a safe amount of hydrogen for customers in the future, if authorized.

The Utility’s ability to implement this plan depends on many factors, such as customers adopting technologies and behaviors that reduce GHG emissions and supportive federal, state, and local climate policies and programs, including regulatory innovations needed to reduce unnecessary new costs for the energy system. New and maturing technologies will need to become effective and efficient. Additionally, the Utility will need to construct infrastructure to serve customer demand and implement load management solutions in a way that is affordable for customers. This affordable construction depends on PG&E Corporation’s and the Utility’s receiving sufficient funding through their ratemaking applications, dedicating adequate resources, efficiently financing operations, achieving operational cost savings, and benefiting from load growth.

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

A key element of preparing the Utility for the physical risks of climate change is a system-wide CAVA of the Utility’s assets, operations, and services, filed with the CPUC in May 2024. The CAVA improves the Utility’s understanding of its exposure to climate hazards and the sensitivity of assets and operations to these hazards, and provides the basis for necessary climate resilience investments.

The Utility is using the CAVA to inform changes to design and construction standards for equipment and facilities, in order to increase infrastructure resilience. The Utility plans to continue identifying priority adaptive actions by incorporating results from the CAVA into its risk management, planning, and asset management functions. The Utility works to incorporate into its operations scientific information by reviewing relevant scientific literature and to incorporate customer and community perspectives based on its engagement with CPUC-designated disadvantaged and vulnerable communities in the CAVA process.

The Utility’s commitment to increasing resilience to climate change includes aligning its resources and business strategy with California’s clean energy goals, and advocating for policies and programs that enable safe and reliable energy for the Utility’s customers in light of climate change. For example, the Utility believes its strategies to reduce GHG emissions through a portfolio of customer programs, infrastructure improvements, and the use of renewable energy and energy storage will help it adapt to the expected increases in demand for electricity.

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

The following table shows the Utility’s third-party verified voluntary GHG inventory reported to The Climate Registry for 2023, which is the most recent data available.

PG&E Corporation and the Utility also publish additional GHG emissions data in their annual Corporate Sustainability Report.

Emissions Scope	Amount (metric tons CO2 equivalent)
Scope 1 and 2 emissions (1)	4,026,490
Scope 3 emissions (2)	39,446,426

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

The Utility utilized the CEC’s Power Source Disclosure program methodology to calculate the CO2 emissions rate associated with the electricity delivered to retail customers in 2023. This resulted in a third-party verified CO2 emissions rate of 12 pounds of CO2 per MWh.

Air Emissions Data for Utility-Owned Generation

In addition to GHG emissions data provided above, the table below sets forth information about the air emissions from the Utility’s owned generation facilities. PG&E Corporation and the Utility also publish air emissions data in their annual Corporate Sustainability Report.

	2023	2022
Total NOx emissions (tons)	139	121
NOx emissions rate (pounds/MWh)	0.01	0.01
Total SO2 emissions (tons)	13	11
SO2 emissions rate (pounds/MWh)	0.001	0.001

ITEM 1A. RISK FACTORS

PG&E Corporation’s and the Utility’s financial results can be affected by many factors, including estimates and assumptions used in the critical accounting estimates described in Item 7. MD&A, that can cause their actual financial results to differ materially from historical results or from anticipated future financial results.  The following discussion of key risk factors should be considered in evaluating an investment in PG&E Corporation and the Utility and should be read in conjunction with Item 7. MD&A and the Consolidated Financial Statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data of this 2024 Form 10-K.  Any of these factors, in whole or in part, could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

•The 2019 Kincade fire, the 2021 Dixie fire, the 2022 Mosquito fire, or future wildfires;

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

Risks related to environmental factors, including risks related to:

•Severe weather events, extended drought, and climate change and events resulting from these conditions (including wildfires); and

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

•Attempts to acquire the Utility's assets and customers through municipalization or bypass.

Risks related to financial conditions, including risks related to:

•PG&E Corporation’s and the Utility’s substantial indebtedness;

•Restrictions in indebtedness documents;

•Potential additional dilution to holders of PG&E Corporation common stock;

•Ownership and transfer restrictions associated with PG&E Corporation capital stock;

•The inability of PG&E Corporation to use some or all of its net operating loss carryforwards and other tax attributes to offset future income;

•PG&E Corporation’s reliance on dividends, distributions, and other payments from the Utility;

•The Utility’s ability to manage its costs effectively;

•Increased customer rates; and

•Inflation and supply chain issues.

Risks Related to Wildfires

The Wildfire Fund and other provisions of AB 1054 may not effectively mitigate the risk of liability for damages arising from catastrophic wildfires.

If the Utility does not have an approved WMP, the Utility will not be issued a safety certification and will consequently not benefit from the presumption of prudency or the AB 1054 disallowance cap. Under AB 1054, the Utility is required to maintain a safety certification issued by the OEIS to be eligible for certain benefits, including a cap on Wildfire Fund reimbursement and all aspects of the reformed prudent manager standard. The AB 1054 Wildfire Fund disallowance cap, which caps the amount of liability that the Utility could be required to bear for a catastrophic wildfire, is inapplicable if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company fails to maintain a valid safety certification at the time the applicable wildfire ignited. In addition, if the Utility fails to maintain a valid safety certification at the time a wildfire ignites, the initial burden of proof in a prudency proceeding shifts from intervenors to the Utility. The Utility will be required to reimburse amounts that are determined by the CPUC not to be just and reasonable. For more information on the disallowance cap, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

Furthermore, the Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than PG&E Corporation’s and the Utility’s 20-year estimate for the life of the Wildfire Fund (see Note 2 of the Notes to the Consolidated Financial Statements in Item 8), including as a result of claims made by California’s other participating electric utility companies. For example, victims of wildfires in Southern California in January 2025 have filed lawsuits alleging that Southern California Edison’s equipment was associated with the ignition of such fires.

If the Utility is unable to maintain a safety certification or if the Wildfire Fund is exhausted, the ineffectiveness of the Wildfire Fund could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Also, the Utility will not be able to obtain any recovery from the Wildfire Fund for wildfire-related losses in any year that do not exceed the greater of $1.0 billion in the aggregate and the amount of insurance coverage required under AB 1054.

In addition, there could be a significant delay between the occurrence of a wildfire and when the Utility recognizes impairment for the reduction in future coverage due to the lack of data available to the Utility following a catastrophic event, especially if the wildfire occurs in the service area of another participating electric utility. Participation in the Wildfire Fund is expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, and the benefits of participating in the Wildfire Fund may not ultimately outweigh the substantial costs of the Utility’s contributions to the Wildfire Fund.

PG&E Corporation’s and the Utility’s liabilities for the 2019 Kincade fire, the 2021 Dixie fire, or the 2022 Mosquito fire could exceed their accruals, or they could be liable as a result of future wildfires.

Based on the facts and circumstances available as of the date of this report, PG&E Corporation and the Utility have determined that it is probable they will incur losses in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire. PG&E Corporation’s and the Utility’s recorded liabilities for probable losses in connection with these fires correspond to the lower end of the range of reasonably estimable losses unless there is a better estimate, do not include several categories of potential damages that are not reasonably estimable, and are subject to change based on new information. The Utility could be subject to significant liability in excess of recoveries that would be expected to have a material impact on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

PG&E Corporation and the Utility have been the subject of investigations, regulatory enforcement actions, and criminal proceedings in connection with wildfires and could be the subject of additional investigations, regulatory enforcement actions, or criminal proceedings in connection with the 2019 Kincade fire, the 2021 Dixie fire, the 2022 Mosquito fire, or other wildfires. For more information, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

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

Additionally, under the doctrine of inverse condemnation, courts have imposed liability against utilities on the grounds that losses borne by the person whose property was damaged through a public-use undertaking should be spread across the community that benefited from such undertaking, even if the utility is unable to recover these costs through rates. In fact, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company stated it had incurred as a result of the doctrine of inverse condemnation. Legal challenges to that denial were unsuccessful. Plaintiffs have asserted and continue to assert the doctrine of inverse condemnation in lawsuits related to certain wildfires that occurred in the Utility’s service area. Inverse condemnation imposes strict liability (including liability for attorneys’ fees) for damages as a result of the design, construction and maintenance of utility facilities, including utilities’ electric transmission lines. The Utility continues to dispute the applicability of inverse condemnation to the Utility, but the Utility may not be successful in challenging the applicability of inverse condemnation in litigation against PG&E Corporation or the Utility.

Although the Utility has taken extensive measures to reduce the threat of future wildfires, the potential that the Utility’s equipment will be involved in the ignition of future wildfires, including catastrophic wildfires, is significant. This risk may be attributable to, and exacerbated by, a variety of factors, including climate (in particular, extended periods of seasonal dryness coupled with periods of high wind velocities and other storms), infrastructure, and vegetation conditions. The Utility’s significant infrastructure investment, vegetation management, and de-energization strategies do not eliminate wildfire risk and may not prevent future wildfires. Once an ignition has occurred, the Utility is unable to control the extent of damages, which primarily determined by environmental conditions (including weather and vegetation conditions), third-party suppression efforts, and the location of the wildfire.

In addition, wildfires have had and could continue to have (as a result of any future wildfires) adverse consequences on the Utility’s proceedings with the CPUC and the FERC, and future regulatory proceedings, including future applications with the OEIS for the annual safety certification. PG&E Corporation and the Utility may also suffer additional reputational harm and face an even more challenging operating, political, and regulatory environment as a result of the 2019 Kincade fire, the 2021 Dixie fire, the 2022 Mosquito fire, or any future wildfires. For more information about the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility may be unable to recover all or a significant portion of its costs in excess of insurance coverage in connection with wildfires through rates.

PG&E Corporation’s and the Utility’s accrued losses for the 2019 Kincade fire and the 2021 Dixie fire of $1.225 billion and $1.925 billion exceed the amounts of available liability insurance coverage of $430 million and $527 million, respectively. PG&E Corporation and the Utility could also incur substantial costs in excess of insurance coverage in connection with the 2022 Mosquito fire. As of December 31, 2024, the Utility has recorded probable recoveries of $602 million and $60 million for the 2021 Dixie fire and 2022 Mosquito fire, respectively, through FERC TO rates or as costs recorded to the WEMA. The Utility would not be allowed to recover these costs in excess of insurance to the extent that the CPUC or the FERC determines that they were incurred imprudently. The inability to recover all or a significant portion of costs in excess of insurance through rates could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. For more information on wildfire recovery risk, see “The Wildfire Fund and other provisions of AB 1054 may not effectively mitigate the risk of liability for damages arising from catastrophic wildfires” above and Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

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

Further, the Utility often enters into agreements for third-party contractors to perform work, such as patrolling and inspection of facilities, vegetation management, or the construction or demolition or facilities. The Utility has less control over contractors than its employees but may retain liability for the quality and completion of the contractor’s work. The Utility has been and may in the future be subject to penalties or other enforcement action if a contractor violates applicable laws, rules, regulations, or orders. The Utility also has been and may be subject to liability, penalties, or other enforcement action as a result of personal injury or death caused by third-party contractor actions or inactions.

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

The electric power and natural gas industries are undergoing significant changes driven by technological advancements and a decarbonized economy, which could lead to the reduction in demand for natural gas as an energy resource that could impact the Utility’s ability to recover the value of its investments through rates.

The electric power industry is undergoing transformative change driven by technological advancements enabling customer choice and state climate policy supporting a decarbonized economy. California utilities also are experiencing increasing deployment by customers and third parties of distributed energy resources, such as on-site solar generation, electric vehicles, electric heat pump space conditioning and water heating, battery electric storage, fuel cells, energy efficiency, and demand response technologies. These developments will require further modernization of the electric distribution grid to, among other things, accommodate increasing two-way flows of electricity and increase the grid’s capacity to interconnect these resources. In addition, enabling California’s clean energy transition will require sustained investments in grid modernization, renewable energy integration projects, energy efficiency programs, energy storage options, electric vehicle infrastructure, and state infrastructure modernization (e.g., rail and water projects). The Utility may be unable to effectively adapt to these potential business and regulatory changes, for instance by failing to meet customer demand for new business interconnections in a timely manner. The CPUC is also conducting proceedings to evaluate changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of distributed energy resources and consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by distributed energy resources, and if feasible, what, if any, compensation to utilities would be appropriate for enabling those investments; and clarify the role of the electric distribution grid operator. If the Utility is unable to effectively adapt to these potential business and regulatory changes, its business model and its ability to execute on its strategy could be materially impacted.

Various jurisdictions within California have enacted prohibitions or restrictions on use and consumption of natural gas, for example in buildings, that will reduce the use of natural gas. Reducing natural gas use reduces the gas customer base and could diminish the need for gas infrastructure and, as a result, could lead to certain gas assets no longer being “used and useful” (under CPUC precedent, when an asset no longer meets the standard of “used and useful,” the asset is removed from rate base, which may result in a reduction in associated rate recovery). In that case, gas assets with substantial investment value could become stranded, resulting in accelerated depreciation or impairment of assets. The Utility could also be required to incur significant decommissioning costs, which may require additional funding. However, even as natural gas demand is projected to decline over time, the costs of operating a safe and reliable gas delivery system in California have been increasing, among other things, to cover the cost of long-term pipeline safety enhancements. If the Utility is unable to recover through rates its investments into the natural gas system while still ensuring gas system safety and reliability, its financial condition, results of operations, liquidity, and cash flows could be materially affected.

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

The Utility’s electricity and natural gas systems rely on a complex, interconnected network of generation, transmission, distribution, control, and communication technologies, which can be damaged by natural events such as severe weather or seismic events and by malicious events, such as physical and cyber attacks. Nationally, there has been an increase in physical attacks on substations. Physical attacks targeting the Utility’s physical assets or personnel could cause damage, disrupt operations, or cause injuries. Cyber attacks targeting utility systems are significant and are continuing to increase in sophistication, magnitude, and frequency. Any failure, interruption, or decrease in the functionality of the Utility’s operational networks could cause harm to the public or employees, significantly disrupt operations, negatively impact the Utility’s ability to safely generate, transport, deliver and store energy and gas or otherwise operate in a safe and efficient manner or at all, and damage the Utility’s assets or operations or those of third parties.

The Utility also relies on complex information technology systems that allow it to create, collect, use, disclose, store, and otherwise process sensitive information, including the Utility’s financial information, customer energy usage and billing information, and personal information regarding customers, employees and their dependents, contractors, and other individuals, and portions of such sensitive information may be required to be encrypted by the Utility. In addition, the Utility is increasingly being required to disclose large amounts of data (including customer energy usage and personal information regarding customers) to support changes to California’s electricity market related to grid modernization and customer choice. The Utility often relies on third-party vendors to host, maintain, modify, and update its systems (including providing security updates), and to provide other services to the Utility or the Utility’s customers. These third-party vendors could cease to exist, fail to adopt and implement adequate processes to protect the Utility’s systems and information, fail to provide timely software updates (and even if timely provided, there could be a delay in the installation of the updates), fail to detect security vulnerabilities, or experience security incidents or inadequate security measures. Any such incidents or disruptions in the Utility’s information technology systems could impact the Utility’s ability to track or collect revenues and to maintain effective internal controls over financial reporting.

PG&E Corporation and the Utility face various cybersecurity threats, including attempts to gain unauthorized access to their systems and networks, denial-of-service attacks, threats to their information technology infrastructure, ransomware and phishing attacks, and attempts to gain unauthorized access to confidential or sensitive information about the Utility, customers and employees. These threats come from a variety of highly organized actors, including nation-state actors. PG&E Corporation, the Utility and their third-party vendors have been subject to, and will likely continue to be subject to, threats, breaches and attempts to gain unauthorized access to the Utility’s information technology systems or confidential or sensitive data (including information about customers and employees), or to disrupt the Utility’s operations. Additionally, artificial intelligence, including generative artificial intelligence, may be used to facilitate or perpetrate these cybersecurity threats, and PG&E Corporation’s and the Utility’s use of generative artificial intelligence (and use by their vendors and agents) may subject them to data privacy, legal, and security risks. The Utility may not be able to prevent unauthorized access to its operational networks, information technology systems or data, or the disruption of its operations. Such events could subject the Utility to significant expenses, claims by customers or third parties, government inquiries, penalties for violation of applicable privacy laws, investigations, lawsuits, and regulatory actions and could result in material fines, penalties, loss of customers, and harm to PG&E Corporation’s and the Utility’s reputation, any of which could have a material effect on PG&E Corporation’s and the Utility’s business strategy, financial condition, or results of operations. For more information, see Item 1C. Cybersecurity.

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

The operation of the Utility’s nuclear generation facilities exposes it to potentially significant liabilities from environmental, health, and financial risks, such as risks relating to operation of the DCPP nuclear generation units as well as the storage, handling, and disposal of spent nuclear fuel, and the release of radioactive materials caused by a nuclear accident, seismic activity, natural disaster, or terrorist act. If the Utility incurs losses that are either not covered by insurance or exceed the amount of insurance coverage available, such losses could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. In addition, the Utility may be required under federal law to pay up to $332 million of liabilities arising out of each nuclear incident occurring not only at the Utility’s DCPP facility but at any other nuclear power plant in the United States.

New legislation, regulations, orders, or their interpretation could increase the Utility’s costs to operate DCPP or lead to the Utility ceasing operations at DCPP. The Utility has incurred, and may continue to incur, substantial costs to comply with NRC regulations and orders. See “Regulatory Environment” in Item 1. Business above. Nuclear opposition groups regularly file petitions at the NRC and in other forums challenging the actions of the NRC and urging governmental entities to adopt laws or policies in opposition to nuclear power. As a result, the Utility may determine that it cannot comply with the new regulations or orders in a feasible and economic manner and voluntarily cease operations; alternatively, the NRC may order the Utility to cease operations until the Utility can comply with new regulations, orders, or decisions. Operations at the Utility’s two nuclear generation units at DCPP could cease before their planned retirement dates in 2029 and 2030. In such an instance, the Utility would not receive the payments for extended operations at DCPP and could be required to record a charge for the remaining amount of its unrecovered investment. These developments could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

The Utility’s workforce is aging, and many employees are or will become eligible to retire within the next few years. The Utility’s efforts to recruit and train new field service personnel may be ineffective, and the Utility may be faced with a shortage of experienced and qualified personnel in certain specialty operational positions, such as certain positions at DCPP. Additionally, the Utility could experience workforce disruptions from personnel in those positions as a result of labor activity, pandemics, or governmental regulation of pandemic protections. If the Utility were to experience such a shortage or disruptions, work stoppages could occur.

Any such occurrences could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

Risks Related to Environmental Factors

Severe weather events, extended drought, and climate change could materially affect PG&E Corporation and the Utility.

Extreme weather, drought and shifting climate patterns have intensified the challenges associated with many of the other risks facing PG&E Corporation and the Utility, particularly wildfire management in California. The Utility’s service area encompasses some of the most densely forested areas in California and, as a consequence, is subject to higher risk from vegetation-related ignition events than other California IOUs. Further, environmental extremes, such as drought conditions and extreme heat followed by periods of wet weather, can drive additional vegetation growth (which can then fuel fires) and influence both the likelihood and severity of extraordinary wildfire events. In particular, the risk posed by wildfires, including during the recent wildfire seasons, has increased in the Utility’s service area as a result of an ongoing extended period of drought, bark beetle infestations in the California forest, and wildfire fuel increases due to rising temperatures and record rainfall following the drought, and strong wind events, among other environmental factors. Precipitation patterns in California vary significantly from year to year, often leading to periods of severe to extreme drought. Drought conditions often occur and can persist in nearly all of the Utility’s service area depending on the amount of precipitation received in the current or previous water years. More than half of the Utility’s service area is in an HFTD. Contributing factors other than environmental can include local land use policies and historical forestry management practices. The combined effects of extreme weather and climate change also impact this risk. In January 2018, the CPUC approved a statewide fire-threat map that shows that approximately half of the Utility’s service area is facing “elevated” or “extreme” fire danger. Approximately 25,000 circuit miles of the Utility’s nearly 80,000 distribution overhead circuit miles and approximately 5,000 miles of the nearly 18,000 transmission overhead circuit miles are in such HFTDs, significantly more in total than other California IOUs.

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

Further, the Utility has been studying the potential effects of climate change (increased severity and frequency of storm events, sea level rise, land subsidence, change in temperature extremes, changes in precipitation patterns and drought, and wildfire) on its assets, operations, and services, and the Utility is developing adaptation plans to set forth a strategy for those events and conditions that the Utility believes are most significant. Consequences of these climate-driven events may vary widely and could include increased stress on the energy supply network due to new patterns of demand, reduced hydroelectric output, physical damage to the Utility’s infrastructure, higher operational costs, and an increase in the number and duration of customer outages and safety consequences for both employees and customers. As a result, the Utility’s hydroelectric generation could change, and the Utility would need to consider managing or acquiring additional generation. If the Utility increases its reliance on conventional generation resources to replace hydroelectric generation and to meet increased customer demand, it may become more costly for the Utility to comply with GHG emissions limits. In addition, climate hazards have damaged and could again damage the Utility’s facilities. The Utility could incur substantial costs to repair or replace facilities, restore service, or compensate customers and other third parties for damages or injuries, or regulators could order the Utility to perform additional work. The Utility anticipates that the increased costs would generally be recovered through rates, but as rate pressures increase, the likelihood of disallowance or non-recovery may increase. See “Concerns about high rates for the Utility’s customers could negatively impact PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows” below.

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

Privacy

PG&E Corporation and the Utility collect and retain certain personal information of their customers, shareholders, and employees in connection with their business. The State of California has enacted privacy laws in recent years, and final regulations under the California Privacy Rights Act are under development. PG&E Corporation’s and the Utility’s risk management and information security measures may be ineffective, and the personal information that they collect, as well as other commercially-sensitive data that they possess, could become compromised because of certain events, including a cyber incident, the insufficiency or failure of such measures, human error, the misappropriation of data, or the occurrence of any of the foregoing at any third party with which PG&E Corporation or the Utility has shared information. If any of these events were to transpire, it could subject PG&E Corporation and the Utility to financial liability.

PG&E Corporation and the Utility are subject to federal and state privacy laws, which grant consumers rights and protections, including, among other things, the ability to opt out of receiving certain communications and data sharing with third parties.

Environmental

The environmental rules to which the Utility’s operations are subject relate to air quality, water quality and usage, remediation of hazardous substances, and the protection and conservation of natural resources and wildlife.

Also, SB 100 (the 100 Percent Clean Energy Act of 2018) increased the percentage from 50% to 60% of California’s electricity portfolio that must come from renewables by 2030; and established state policy that 100% of all retail electricity sales must come from renewable portfolio standard-eligible or carbon-free resources by 2045. Failure to comply with SB 100 could result in material fines being imposed on PG&E Corporation and the Utility.

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

Tax

The Inflation Reduction Act includes a 15% corporate alternative minimum tax on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective January 1, 2023. If the law or its interpretation is not changed to permit PG&E Corporation to deduct repairs and maintenance expense, it will incur federal cash liabilities beginning in 2027, the amount of which may become substantial in future years. See Legislative and Regulatory Initiatives in Item 8. MD&A.

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

The Utility could be subject to additional regulatory or governmental enforcement action in the future with respect to compliance with federal, state, or local laws, regulations or orders that could result in additional fines, penalties or customer refunds, including those regarding renewable energy and RA requirements; customer billing; customer service; affiliate transactions; wildfire mitigation initiatives (including EPSS, PSPS, vegetation management, asset inspections, and system hardening); design, construction, operating and maintenance practices; safety and inspection practices; compliance with CPUC general orders (“GOs”) or other applicable CPUC decisions or regulations; whether the Utility is able to achieve the targets in its WMPs; federal electric reliability standards; and environmental compliance. CPUC staff could also impose penalties on the Utility in the future in accordance with its authority under the gas and electric safety citation programs. The amount of such fines, penalties, or customer refunds depends on a variety of factors and could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

The Utility also is a target of a number of investigations, in addition to certain investigations in connection with the wildfires. See “Risks Related to Wildfires” above. PG&E Corporation and the Utility could be subject to additional investigations, regulatory proceedings, or other enforcement actions. The Utility is unable to predict the outcome of these pending or potential investigations, including whether any charges will be brought against the Utility, or the amount of any costs and expenses associated with such investigations.

If these investigations result in enforcement action against the Utility, the Utility could incur additional fines, penalties, customer rebates, or other payments, the amount of which could be substantial, and, in the event of a judgment against the Utility, suffer further ongoing negative consequences. Furthermore, a negative outcome in any of these investigations, or future enforcement actions, could negatively affect the outcome of future ratemaking and regulatory proceedings to which the Utility may be subject; for example, by enabling parties to challenge the Utility’s request to recover costs that the parties allege are somehow related to the Utility’s violations.

The Utility’s ratemaking and cost recovery proceedings may not authorize sufficient revenues, or the Utility’s actual costs could exceed its authorized or forecasted costs.

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

In addition to the amount of authorized revenues, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected if the Utility’s actual costs differ from authorized or forecast costs. The Utility’s ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time delay between when costs are incurred and when those costs are recovered through rates. The CPUC or the FERC have not allowed and may in the future not allow the Utility to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, the Utility may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, the Utility has incurred, and continues to incur, wildfire mitigation and prevention costs before it is clear whether such costs will be recoverable through rates. OEIS has required and may in the future require the Utility to perform work for which the CPUC has not yet authorized recovery. Also, the CPUC may deny recovery of uninsured wildfire-related costs incurred by the Utility if the CPUC determines that the Utility was not prudent.

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

Jurisdictions attempt to acquire the Utility’s assets through eminent domain, and third parties attempt to acquire the Utility’s customers by bypassing the Utility’s electric infrastructure system.

Jurisdictions attempt to acquire the Utility’s assets through eminent domain (“municipalization”). For example, the City and County of San Francisco (“San Francisco”) has submitted a petition with the CPUC seeking a valuation of the Utility’s electric assets in or serving San Francisco and has expressed intent to acquire such assets. San Francisco would still need to, among other things, initiate and prevail in an eminent domain action in state court to acquire the Utility’s assets, but the Utility may not be successful in defending against such an action or related regulatory proceeding. If municipalization proceedings are permitted to move forward and are successful, the Utility would be entitled to receive the fair market value of the assets that are subject to the takeover effort, as well as associated severance damages, but valuation issues in any municipalization proceeding would be highly contentious and could result in the Utility receiving less than what it believes is just compensation for the applicable assets. Any assets acquired by a third party through eminent domain would be excluded from the Utility’s rate base, reducing the Utility’s revenues and opportunity to earn a return on such assets. In addition, third parties attempt to bypass the Utility’s existing electric infrastructure system to provide retail electric service to discrete geographic areas or specific customers. Utility assets that are targeted for municipalization, as well as existing or potential future Utility customers targeted for electric services by third parties that bypass the Utility’s facilities, generally are located in geographic areas that have a lower cost of service relative to billed revenues, so municipalization (or bypass) could negatively impact the affordability of the Utility’s service for remaining Utility customers served outside of those geographic areas. A successful municipalization or bypass attempt could also encourage similar attempts by other municipalities or third parties which, if successful, would further divide the Utility’s assets and reduce the Utility’s rate base, profitability, and affordability for remaining Utility customers. It is also unclear how the CPUC would allocate the compensation received by the Utility for any involuntary sale of its assets between shareholders and customers. As a result of these factors, municipalization or electric bypass could materially affect the Utility’s financial condition, results of operations, liquidity, and cash flow.

Risks Related to PG&E Corporation’s and the Utility’s Environment and Financial Condition

PG&E Corporation’s and the Utility’s substantial indebtedness may adversely affect their financial health and operating flexibility.

PG&E Corporation and the Utility have a substantial amount of indebtedness, most of which is secured by liens on certain assets of PG&E Corporation and the Utility. As of December 31, 2024, PG&E Corporation had approximately $5.65 billion of outstanding indebtedness (such indebtedness consisting of PG&E Corporation’s $2.15 billion aggregate principal amount of convertible senior secured notes due 2027, $1.5 billion aggregate principal amount of Junior Subordinated Notes due 2055, $1.0 billion aggregate principal amount of senior secured notes due 2028, and $1.0 billion aggregate principal amount of senior secured notes due 2030, and the Utility had approximately $51.9 billion of outstanding indebtedness. In addition, PG&E Corporation had $500 million of additional borrowing capacity under the Corporation Revolving Credit Agreement, and the Utility had $3.8 billion of additional borrowing capacity under the Utility Revolving Credit Agreement and $1.5 billion under the Receivables Securitization Program. In addition, PG&E Corporation and the Utility had outstanding preferred stock with aggregate liquidation preferences of $1.6 billion and $258 million, respectively.

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

Under the terms of the agreements and indentures governing their respective indebtedness, PG&E Corporation and the Utility are permitted to incur additional indebtedness, some of which could be secured (subject to compliance with certain tests) and which could further accentuate these risks. As a result of the high level of indebtedness, PG&E Corporation and the Utility may be unable to generate sufficient cash through operations to service such debt and may need to refinance such indebtedness at or prior to maturity and be unable to obtain financing on suitable terms or at all. As a capital-intensive company, the Utility relies on access to the capital markets, particularly investment grade capital markets. If the Utility were unable to access the capital markets or the cost of financing were to substantially increase, its financial condition, results of operations, liquidity, and cash flows could be materially affected. Although the Utility is generally entitled to seek recovery of its cost of capital, because such requests are subject to CPUC review, the Utility may not successfully recover its cost of capital. Even when cost recovery is granted, the timing of such recovery will generally not occur until after the costs are required to be paid. The Utility’s ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal and interest, are dependent on numerous factors, including the Utility’s levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, and other market conditions. The Utility’s inability to service its substantial debt or access the financial markets on reasonable terms could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

•enter into any sale-leaseback transactions; and

•enter into swap agreements.

In addition, the Utility’s DOE Loan Guarantee Agreement contains similar covenants as well as certain affirmative and negative covenants, events of default, and prepayment events which are incremental to those contained in the Utility’s credit agreements and indentures.

The restrictions contained in these material financing agreements could affect PG&E Corporation’s and the Utility’s ability to operate their business and may limit their ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect PG&E Corporation’s and the Utility’s ability to finance their operations and expenditures, make strategic acquisitions, investments, or alliances, sell assets, restructure their organization, or finance their capital needs. PG&E Corporation’s and the Utility’s ability to comply with these covenants and restrictions may be affected by events beyond their control, including prevailing regulatory, economic, financial and industry conditions. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate PG&E Corporation’s or the Utility’s repayment obligations and could result in a default, acceleration or other consequences under other agreements. For example, a default on indebtedness in a principal amount in excess of $200 million could result in a cross-default or cross-acceleration.

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

PG&E Corporation capital stock is subject to ownership and transfer restrictions intended to preserve PG&E Corporation’s ability to use its net operating loss carryforwards and other tax attributes.

PG&E Corporation has incurred and may also incur in the future significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. The Amended Articles (as defined below) impose certain restrictions on the transferability and ownership of PG&E Corporation common stock and preferred stock (together, the “capital stock”) and other interests designated as “stock” of PG&E Corporation by the Board of Directors as disclosed in an SEC filing (such stock and other interests, the “Equity Securities,” and such restrictions on transferability and ownership, the “Ownership Restrictions”) in order to reduce the possibility of an equity ownership shift that could result in limitations on PG&E Corporation’s ability to utilize net operating loss carryforwards and other tax attributes from prior taxable years or periods for income tax purposes. Any acquisition of PG&E Corporation capital stock that results in a shareholder being in violation of these restrictions may not be valid.

Subject to certain exceptions, the Ownership Restrictions restrict (i) any person or entity (including certain groups of persons) from directly or indirectly acquiring or accumulating 4.75% or more of the combined value of outstanding Equity Securities and (ii) the ability of any person or entity (including certain groups of persons) already owning, directly or indirectly, 4.75% or more of the combined value of the Equity Securities to increase their proportionate interest in the Equity Securities. Additionally, the application of the Ownership Restrictions, as defined in PG&E Corporation’s Amended Articles of Incorporation, will be determined on the basis of a number of shares outstanding that differs materially from the number of shares reported as outstanding on the cover page of its periodic reports under the Exchange Act because it excludes shares owned by the Utility. See “Tax Matters” in Item 7. MD&A for an example of these calculations. Any transferee receiving Equity Securities that would result in a violation of the Ownership Restrictions will not be recognized as a shareholder of PG&E Corporation or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the Equity Securities causing the violation.

The Ownership Restrictions remain in effect until the earliest of (i) the repeal, amendment, or modification of Section 382 (and any comparable successor provision) of the IRC, in a manner that renders the restrictions imposed by Section 382 of the IRC no longer applicable to PG&E Corporation, (ii) the beginning of a taxable year in which the Board of Directors of PG&E Corporation determines that no tax benefits attributable to net operating losses or other tax attributes are available, (iii) the date selected by the Board of Directors if it determines that the limitation amount imposed by Section 382 of the IRC as of such date in the event of an “ownership change” of PG&E Corporation (as defined in Section 382 of the IRC and Treasury Regulation Sections 1.1502-91 et seq.) would not be materially less than the net operating loss carryforwards or “net unrealized built-in loss” (within the meaning of Section 382 of the IRC and Treasury Regulation Sections 1.1502-91 et seq.) of PG&E Corporation, and (iv) the date selected by the Board of Directors if it determines that it is in the best interests of PG&E Corporation’s shareholders for the Ownership Restrictions to be removed or released. The Ownership Restrictions may also be waived by the Board of Directors on a case-by-case basis.

PG&E Corporation may not be able to use some or all of its net operating loss carryforwards and other tax attributes to offset future income.

As of December 31, 2024, PG&E Corporation had net operating loss carryforwards for PG&E Corporation’s consolidated group for U.S. federal and California income tax purposes of approximately $33.7 billion and $34.9 billion, respectively, and PG&E Corporation incurred and may also continue to incur significant net operating loss carryforwards and other tax attributes. The ability of PG&E Corporation to use some or all of these net operating loss carryforwards and certain other tax attributes may be subject to certain limitations. Under Section 382 of the IRC (which also applies for California state income tax purposes), if a corporation (or a consolidated group) undergoes an “ownership change,” such net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate value of the stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years).

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

In particular, limitations imposed on PG&E Corporation’s ability to utilize net operating loss carryforwards or other tax attributes could cause U.S. federal and California income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards or other tax attributes to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards and other tax attributes. Further, PG&E Corporation’s ability to utilize its net operating loss carryforwards is critical to PG&E Corporation’s and the Utility’s commitment to make certain operating and capital expenditures. Failure to obtain alternative sources of capital could have a material adverse effect on PG&E Corporation and the Utility and the value of PG&E Corporation capital stock.

PG&E Corporation is a holding company and relies on dividends, distributions, and other payments, advances, and transfers of funds from the Utility to pay dividends on its capital stock and meet its obligations.

PG&E Corporation conducts its operations primarily through its subsidiary, the Utility, and substantially all of PG&E Corporation’s consolidated assets are held by the Utility. Accordingly, PG&E Corporation’s cash flow, ability to pay dividends on its capital stock, and ability to meet its debt service obligations under its existing and future indebtedness largely depend upon the earnings and cash flows of the Utility and the distribution of these earnings and cash flows to PG&E Corporation. The ability of the Utility to pay dividends or make other advances, distributions, and transfers of funds will depend on its results of operations and is restricted by, among other things, applicable laws limiting the amount of funds available for payment of dividends and certain restrictive covenants contained in financing agreements. See “Liquidity and Financial Resources” in Item 7. MD&A. The Utility must use its resources to satisfy its own obligations, including its obligation to serve customers, to pay principal and interest on outstanding debt, to meet its obligations to employees and creditors, and to pay preferred stock dividends, before it can distribute cash to PG&E Corporation. In particular, the CPUC requires PG&E Corporation’s and the Utility’s Boards of Directors to give first priority to the capital requirements of the Utility, as determined to be necessary and prudent to meet the Utility’s obligation to serve or to operate the Utility in a prudent and efficient manner. The CPUC also regulates the Utility’s capital structure. Dividend payments on PG&E Corporation’s capital stock are also subject to the discretion of PG&E Corporation’s Board of Directors. See Note 6 of the Notes to the Consolidated Financial Statements included in Item 1.

The deterioration of income from, or other available assets of, the Utility for any reason could limit or impair the Utility’s ability to pay dividends or make other distributions to PG&E Corporation, which could, in turn, materially and adversely affect PG&E Corporation’s ability to pay capital stock dividends or meet other obligations.

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

The rates paid by the Utility’s customers are impacted by the Utility’s costs, commodity prices, and broader energy trends. The Utility’s capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customers’ rates. In particular, the Utility will need to make substantial, sustained investments to its infrastructure to adapt to climate change, enable the clean energy transition, and mitigate wildfire risk. Other factors that could increase customer rates include increases in the Utility’s pass-through commodity costs, cost shifts resulting from self-generation of electricity by customers, decreased gas system load, technological developments, changes in federal or state subsidies, a decrease in the volume of sales, or load growth that is slower than PG&E Corporation and the Utility forecast. High rates could also lead to a decline in the number of customers, which could further increase rates. For more information on factors that could cause the Utility’s costs to increase, see “The Utility’s ratemaking and cost recovery proceedings may not authorize sufficient revenues, or the Utility’s actual costs could exceed its authorized or forecasted costs due to various factors” above.

The CPUC considers affordability as it adjudicates the Utility’s rate cases, and concerns about affordability could cause the CPUC to approve lesser amounts in the Utility’s ratemaking or cost recovery proceedings.

To relieve upward rate pressure, the CPUC has authorized and may in the future authorize lower revenues than the Utility requested or increase the period over which the Utility is allowed to recover amounts. The Utility’s level of authorized capital investment could decline as well, leading to fewer new business interconnections and a slower growth in rate base and earnings. As a result, PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows could be materially affected.

Inflation and supply chain issues may adversely affect PG&E Corporation and the Utility.

PG&E Corporation and the Utility have observed that prices for equipment, materials, supplies, employee labor, contractor services, and variable-rate debt have increased and may continue to increase more quickly than expected as a result of inflation or tariffs. Additionally, the Utility has experienced shortages in certain items, longer lead times, and delivery delays as a result of domestic and international raw material and labor shortages. If these disruptions to the supply chain persist or worsen, the Utility may be delayed or prevented from completing planned maintenance and capital projects work. PG&E Corporation and the Utility may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

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

The Executive Vice President and Chief Information Officer of PG&E Corporation and the Utility and the Senior Vice President, Chief Security Officer, and Chief Data and Analytics Officer of the Utility have collectively over 50 years of prior work experience in various roles involving information technology and cybersecurity functions. They are responsible for assessing and managing cybersecurity risks in collaboration with the enterprise risk management team. Such persons are informed about cybersecurity vulnerabilities and incidents through daily and weekly operating reviews conducted by management and personnel closest to the work as part of the Lean operating system and as otherwise appropriate.

ITEM 2. PROPERTIES

The Utility owns or has obtained the right to occupy or use real property comprising the Utility’s electricity and natural gas distribution facilities, electric generation facilities, natural gas gathering facilities and generation facilities, and natural gas and electricity transmission facilities, which are described in Item 1. Business, under “Electric Utility Operations”, “Natural Gas Utility Operations,” and “Nuclear Operations.” The Utility occupies or uses real property primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental authorities. In total, the Utility occupies approximately 7.5 million square feet of real property, including 5.5 million square feet owned by the Utility. Virtually all of the Utility’s plant property is subject to the lien of a first mortgage bond indenture.

The Utility leases the Lakeside Building and has exercised an option to purchase the Property. The Utility will continue to lease the Property until closing in June 2025. For more information, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility owns over 135,000 acres of land, including approximately 100,000 acres of watershed lands. In 2002, the Utility agreed to implement its Land Conservation Commitment (“LCC”) to permanently preserve the six “beneficial public values” on all the watershed lands through conservation easements or equivalent protections, as well as to make approximately 40,000 acres of the watershed lands available for donation to qualified organizations. The six “beneficial public values” being preserved by the LCC include: natural habitat of fish, wildlife, and plants; open space; outdoor recreation by the general public; sustainable forestry; agricultural uses; and historic values. In 2024, the Utility met its goal to permanently preserve the approximate 140,000 acres of watershed lands, after securing all required regulatory approvals.

ITEM 3. LEGAL PROCEEDINGS

In addition to the following proceedings, PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, see “Litigation Matters” in Item 7. MD&A, Item 1A. Risk Factors and Notes 9, 14, and 15 of the Notes to the Consolidated Financial Statements in Item 8.

Each of PG&E Corporation and the Utility has elected use $1 million as the quantitative threshold for disclosure of environmental proceedings described in Item 103(c)(3)(iii) of Regulation S-K.

CZU Lightning Complex Fire Notices of Violation

Between November 2020 and January 2021, several governmental entities raised concerns regarding the Utility’s emergency response to the 2020 CZU Lightning Complex fire, including Cal Fire, the California Coastal Commission, the Central Coast Regional Water Quality Control Board, and the Santa Cruz County Board of Supervisors alleging environmental, vegetation management, and unpermitted work violations. The Utility continues to work with the California Coastal Commission and the Central Coast Regional Water Quality Control Board to resolve any outstanding issues. Violations can result in penalties, remediation, and other relief.

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

Based on the information available, PG&E Corporation and the Utility believe it is probable that a liability has been incurred, but the amount of the liability is not reasonably estimable. PG&E Corporation and the Utility do not believe that the resolution of this matter will have a material impact on their financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following individuals serve as executive officers of PG&E Corporation, as of February 12, 2025. Except as otherwise noted, all positions have been held at PG&E Corporation.

Name	Age	Positions Held Over Last Five Years	Time in Position

Patricia K. Poppe	56	Chief Executive Officer	January 4, 2021 to present
		President and Chief Executive Officer, CMS Energy Corporation	July 2016 to December 2020
		Vice President, Customer Experience, Rates and Regulations, Consumers Energy Company	January 2011 to July 2016

Carolyn J. Burke	57	Executive Vice President and Chief Financial Officer	May 4, 2023 to present
		Chief Financial Officer & Executive Vice President, Chevron Phillips Chemical Company LLC	February 2019 to September 2022
		Senior positions, including Executive Vice President, Strategy & Administration, Dynegy, Inc.	August 2011 to April 2018

Kaled H. Awada	50	Executive Vice President, Chief People Officer, PG&E Corporation and Pacific Gas and Electric Company	January 16, 2024 to present
		Executive Vice President & Chief Human Resources Officer, Tenneco Inc.	September 2018 to November 2022
		Global Vice President, Human Resources, Aptiv PLC	May 2015 to August 2018

Jason M. Glickman	44	Executive Vice President, Engineering, Planning, and Strategy, Pacific Gas and Electric Company	May 3, 2021 to present
		Global Head of Utilities and Renewables, Bain & Company	March 2020 to April 2021
		Partner, Bain & Company	January 2014 to April 2021
		Consultant, Bain & Company	August 2007 to December 2013

Carla J. Peterman	46	Executive Vice President, Corporate Affairs and Chief Sustainability Officer	October 1, 2021 to present
		Executive Vice President, Corporate Affairs	June 2021 to September 2021
		Senior Vice President, Strategy and Regulatory Affairs, Southern California Edison	September 2019 to May 2021
		Commissioner, California Public Utilities Commission	December 2012 to December 2018

Marlene M. Santos	64	Executive Vice President and Chief Customer and Enterprise Solutions Officer, Pacific Gas and Electric Company	October 16, 2023 to present
		Executive Vice President and Chief Customer Officer, Pacific Gas and Electric Company	March 15, 2021 to October 15, 2023
		President, Gulf Power Company	January 2019 to March 2021
		Chief Integration Officer, NextEra Energy, Inc.	March 2015 to December 2018

John R. Simon	60	Executive Vice President, General Counsel and Chief Ethics & Compliance Officer	August 15, 2020 to present
		Executive Vice President, Law, Strategy, and Policy	June 2019 to August 2020
		Executive Vice President	May 2019 to June 2019
		Interim Chief Executive Officer	January 2019 to May 2019
		Executive Vice President and General Counsel	March 2017 to January 2019
		Executive Vice President, Corporate Services and Human Resources	August 2015 to February 2017

Sumeet Singh	46	Executive Vice President, Operations and Chief Operating Officer, Pacific Gas and Electric Company	March 1, 2023 to present
		Executive Vice President, Chief Risk and Chief Safety Officer, PG&E Corporation and Pacific Gas and Electric Company	January 1, 2022 to February 28, 2023
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	February 1, 2021 to December 31, 2021
		Interim President and Chief Risk Officer, Pacific Gas and Electric Company; Senior Vice President and Chief Risk Officer, PG&E Corporation	January 1, 2021 to January 31, 2021
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	August 2020 to December 31, 2021
		Gas Safety & Integrity Officer, Energy, Picarro, Inc.	February 2020 to August 2020

		Senior positions within the Utility including Vice President, Asset, Risk Management and Community Wildfire Safety Program from May 2019 to January 2020, Vice President, Community Wildfire Safety Program, from September 2018 to May 2019, Vice President, Gas Asset and Risk Management from September 2015 to August 2018	September 2015 to January 2020

Ajay Waghray	63	Executive Vice President and Chief Information Officer, PG&E Corporation and Pacific Gas and Electric Company	January 1, 2024 to present
		Executive Vice President and Chief Information Officer, PG&E Corporation	July 1, 2023 to December 31, 2023
		Senior Vice President and Chief Information Officer	September 21, 2020 to June 30, 2023
		Founder, Agni Growth Ventures, LLC	January 2019 to September 2021
		Executive Vice President and Chief Technology Officer, Assurant Inc.	May 2016 to December 2018

The following individuals serve as executive officers of the Utility as of February 12, 2025. Except as otherwise noted, all positions have been held at the Utility.

Jason M. Glickman	44	Executive Vice President, Engineering, Planning, and Strategy	May 3, 2021 to present
		Global Head of Utilities and Renewables, Bain & Company	March 2020 to April 2021
		Partner, Bain & Company	January 2014 to April 2021
		Consultant, Bain & Company	August 2007 to December 2013

Marlene M. Santos	64	Executive Vice President and Chief Customer and Enterprise Solutions Officer	October 16, 2023 to present
		Executive Vice President and Chief Customer Officer	March 15, 2021 to October 15, 2023
		President, Gulf Power Company	January 2019 to March 2021
		Chief Integration Officer, NextEra Energy, Inc.	March 2015 to December 2018

Sumeet Singh	46	Executive Vice President, Operations and Chief Operating Officer	March 1, 2023 to present
		Executive Vice President, Chief Risk and Chief Safety Officer, PG&E Corporation and Pacific Gas and Electric Company	January 1, 2022 to February 28, 2023
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	February 1, 2021 to December 31, 2021
		Interim President and Chief Risk Officer, Pacific Gas and Electric Company; Senior Vice President and Chief Risk Officer, PG&E Corporation	January 1, 2021 to January 31, 2021
		Senior Vice President and Chief Risk Officer, PG&E Corporation and Pacific Gas and Electric Company	August 2020 to December 31, 2021
		Gas Safety & Integrity Officer, Energy, Picarro, Inc.	February 2020 to August 2020
		Senior positions within the Utility including Vice President, Asset, Risk Management and Community Wildfire Safety Program from May 2019 to January 2020, Vice President, Community Wildfire Safety Program, from September 2018 to May 2019, Vice President, Gas Asset and Risk Management from September 2015 to August 2018	September 2015 to January 2020

Stephanie N. Williams	42	Vice President, Chief Financial Officer and Controller	January 10, 2023 to present
		Vice President and Controller, PG&E Corporation	January 10, 2023 to present
		Vice President, Finance and Planning	January 2020 to January 10, 2023
		Senior Director, Business Finance Electric Operations	March 2019 to January 10, 2022
		Director, Business Finance	October 2014 to February 2019

Kaled H. Awada	50	Executive Vice President, Chief People Officer, PG&E Corporation and Pacific Gas and Electric Company	January 16, 2024 to present

		Executive Vice President & Chief Human Resources Officer, Tenneco Inc.	September 2018 to November 2022
		Global Vice President, Human Resources, Aptiv PLC	May 2015 to August 2018

Ajay Waghray	63	Executive Vice President and Chief Information Officer, PG&E Corporation and Pacific Gas and Electric Company	January 1, 2024 to present
		Executive Vice President and Chief Information Officer, PG&E Corporation	July 1, 2023 to December 31, 2023
		Senior Vice President and Chief Information Officer	September 21, 2020 to June 30, 2023
		Founder, Agni Growth Ventures, LLC	January 2019 to September 2021
		Executive Vice President and Chief Technology Officer, Assurant Inc.	May 2016 to December 2018

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 5, 2025, there were 40,511 holders of record of PG&E Corporation common stock. A substantially greater number of holders of PG&E Corporation common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. PG&E Corporation common stock is listed on the New York Stock Exchange and is traded under the symbol “PCG.” Shares of common stock of the Utility are wholly owned by PG&E Corporation and do not trade in the public market.

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

Generally, PG&E Corporation’s and the Utility’s revenues vary based on the outcomes of ratemaking proceedings and the amount of pass-through costs incurred. See “Ratemaking Mechanisms” in Item 1. Description of the Business regarding how the Utility’s revenues are determined. Factors that cause costs to vary include the cost of purchased power and fuel; the costs of procurement storage, transportation of natural gas; weather; criminal, civil and regulatory charges for wildfires; the outcomes of ratemaking proceedings; and increases in interest expense as a result of additional debt issuances.

The discussion related to the results of operations and liquidity for 2023 compared to 2022 is incorporated by reference to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in PG&E Corporation’s and the Utility’s combined Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC in February 2024.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Wildfires, Wildfire Mitigation, and Associated Cost Recovery. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the costs and effectiveness of the Utility’s wildfire mitigation initiatives; the extent of damages from wildfires that do occur; the financial impacts of wildfires; and PG&E Corporation’s and the Utility’s ability to mitigate those financial impacts with insurance, self-insurance, the Wildfire Fund, and regulatory recovery.

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include EPSS, PSPS, vegetation management, asset inspections, and system hardening (such as undergrounding). The Utility’s wildfire mitigation efforts have also benefited in recent years from improved ignition response and situational awareness tools like weather stations and risk modeling. These initiatives have significantly reduced the number of CPUC-reportable ignitions and the number of acres burned from utility-related ignitions. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility can retain or contract for the workforce necessary to execute its wildfire mitigation actions.

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

The Utility is subject to a number of legal and regulatory requirements related to its wildfire mitigation efforts, which require periodic inspections of electric assets and ongoing reporting related to this work. Although the Utility believes that it has complied substantially with these requirements, it continually reviews and has identified instances of noncompliance. The Utility intends to update the CPUC and the OEIS as its review progresses. The Utility could face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for noncompliance related to wildfire mitigation efforts.

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

The financial impact of past wildfires is significant. As of December 31, 2024, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.225 billion, $1.925 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage or self-insurance through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

As of December 31, 2024, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $527 million for the 2021 Dixie fire, and $90 million for the 2022 Mosquito fire. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. However, the impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. The Utility has recorded an aggregate Wildfire Fund receivable of $925 million for the 2021 Dixie fire, of which it had received $169 million as of December 31, 2024. See “Wildfire Fund under AB 1054” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

The Utility will be permitted to recover its wildfire-related claims in excess of available insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of December 31, 2024, the Utility has recorded receivables for regulatory recovery of $602 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire,” and “2022 Mosquito Fire” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8 for more information.

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

•PG&E Corporation’s and the Utility’s Ability to Control Operating and Financing Costs. Under cost-of-service ratemaking, a utility’s earnings depend on its ability to manage costs within the amounts authorized for recovery in its ratemaking proceedings. The Utility has set a long-term goal to increase its capital investments to meet safety and climate goals, while also achieving operating cost savings. The Utility plans to achieve such savings by improving the planning and execution of its work through increased efficiencies, including waste elimination through the Lean operating system. PG&E Corporation and the Utility also work to minimize financing costs by identifying and executing on opportunities to efficiently finance the business, which depends on capital market conditions.

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A. Risk Factors and “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $33.7 billion and a California net operating loss carryforward of approximately $34.9 billion as of December 31, 2024.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate value of stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”) contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock. These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating 4.75% or more of the combined value of PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Accordingly, although PG&E Corporation had 2,671,320,389 common shares outstanding as of February 5, 2025, only 2,193,576,799 common shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles with the result that the ownership limitation based on the unadjusted outstanding stock of PG&E Corporation is lower than 4.75% and can vary based on the relative value of the common stock and mandatory convertible preferred stock on any particular date. For example, based on the closing prices of PG&E Corporation’s common stock and preferred stock as of February 5, 2025, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of February 5, 2025 was 3.92% of the combined value of PG&E Corporation’s outstanding common and preferred stock. The computation of the Percentage Stock Ownership is complex, and persons considering purchasing PG&E Corporation’s stock should consult their own tax advisors regarding the application of the ownership restrictions to their particular situation.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for 2024 and 2023.  See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders:

(in millions)	2024	2023
Consolidated Total	$2,475	$2,242
PG&E Corporation	(223)	(288)
Utility	2,698	2,530

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows the Utility’s Consolidated Statements of Income for 2024 and 2023.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact Net income.

	Year Ended December 31,
(in millions)	2024	2023
Electric operating revenues	$17,811	$17,424
Natural gas operating revenues	6,608	7,004
Total operating revenues	24,419	24,428
Cost of electricity	2,261	2,443
Cost of natural gas	1,192	1,754
Operating and maintenance	11,787	11,913
SB 901 securitization charges, net	33	1,267
Wildfire-related claims, net of recoveries	94	64
Wildfire Fund expense	383	567
Depreciation, amortization, and decommissioning	4,189	3,738
Total operating expenses	19,939	21,746
Operating income	4,480	2,682
Interest income	589	593
Interest expense	(2,781)	(2,485)
Other income, net	319	293
Income before income taxes	2,607	1,083
Income tax benefit	(105)	(1,461)
Net income	2,712	2,544
Preferred stock dividend requirement	14	14
Income Attributable to Common Stock	$2,698	$2,530

Operating Revenues

The Utility’s electric and natural gas operating revenues decreased by $9 million, or 0%, in 2024 compared to 2023. These decreases were primarily due to:

•a decrease in revenues to recover the cost of electricity procurement (which decreased by $182 million) and the cost of natural gas (which decreased by $562 million) and the cost of public purpose programs (which decreased by approximately $50 million) in 2024. These costs are passed through to customers and do not impact net income. (See “Cost of Electricity”, “Cost of Natural Gas”, and “Operating and Maintenance” below);

•approximately $585 million in revenues authorized in the 2020 WMCE proceeding in 2023 with no similar amount in 2024;

•a decrease of approximately $345 million in revenues to recover insurance costs related to the Utility’s adoption of self-insurance in 2024;

•a decrease of approximately $310 million in revenues authorized in the 2021 WMCE proceeding (see “2021 WMCE Application” below); and

•a decrease of approximately $230 million in revenues to recover costs associated with a lower allowance for doubtful accounts from residential customers in 2024. (See Note 3 of the Notes to the Consolidated Financial Statements in Item 8).

Partially offset by:

•approximately $1.0 billion in increased base revenues authorized in the 2023 GRC;

•approximately $390 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in 2024 with no similar amount in 2023;

•an increase of approximately $310 million in revenues authorized through the FERC formula rate;

•approximately $205 million in revenues authorized in the General Office Sale Memorandum Account (“GOSMA”) petition for modification final decision in 2024 with no similar amount in 2023;

•approximately $170 million in interim rate relief authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in 2024 with no similar amount in 2023; and

•approximately $85 million related to the 2021 NDCTP final decision that ordered the Utility to issue a refund of the Non-Qualified Trust to customers in 2023 with no comparable refund in 2024.

Cost of Electricity

The Utility’s cost of electricity represents the cost of power and fuel used in the Utility’s generating facilities and purchased from third parties to serve customers. Cost of electricity includes fuel supplied to other third-party generating facilities, costs to comply with California’s cap-and-trade program, realized gains and losses on price risk management activities (see Note 10 of the Notes to the Consolidated Financial Statements in Item 8), and net power purchases from and sales to the CAISO electricity markets and directly from third parties. The cost of electricity decreased by $182 million in 2024 as compared to 2023. These decreases were primarily the result of lower natural gas market prices included as fuels costs for applicable Utility or third-party generating facilities, partially offset by lower net CAISO market sales revenues.

Cost of Natural Gas

The Utility’s cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 10 of the Notes to the Consolidated Financial Statements in Item 8. The cost of natural gas decreased by $562 million in 2024 as compared to 2023. These decreases were primarily the result of lower natural gas procurement costs, partially offset by less favorable price risk management results, both of which were due to lower natural gas market prices for the period.

Operating and Maintenance

The Utility’s operating and maintenance expenses decreased by $126 million, or 1%, in 2024 compared to 2023. These decreases were primarily due to:

•the recognition of approximately $420 million in previously deferred expenses authorized in the 2020 WMCE proceeding in 2023 with no similar amount in 2024;

•a decrease of approximately $345 million in insurance costs related to the Utility’s adoption of self-insurance in 2024;

•a decrease of approximately $230 million in costs associated with a lower allowance for doubtful accounts from residential customers in 2024. (See Note 3 of the Notes to the Consolidated Financial Statements in Item 8);

•a decrease of approximately $160 million in previously deferred expenses authorized in the 2021 WMCE proceeding (see “2021 WMCE Application” below) in 2023; and

•a decrease of approximately $50 million in pass-through costs related to public purpose programs in 2024. These costs are passed through to customers and do not impact net income (see “Operating Revenues” above).

Partially offset by:

•approximately $390 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in 2024;

•approximately $210 million in costs related to a FERC order denying the capitalization of certain vegetation management costs and ordering the Utility to reclassify these costs to operating expense in 2024;

•approximately $175 million in revenues authorized in the GOSMA petition for modification final decision in 2024 with no similar amount in 2023;

•approximately $170 million in interim rate relief authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in 2024 with no similar amount in 2023;

•the write-off of approximately $60 million of costs as a result of the CPUC’s final decision denying the Pacific Generation application in 2024; and

•an increase in labor and benefit costs in 2024.

SB 901 Securitization Charges, Net

The Utility’s SB 901 securitization charges, net decreased by $1.23 billion, or 97%, in 2024 compared to 2023. These decreases were due to the recognition of $1.27 billion in net SB 901 securitization charges, primarily representing the amounts that are refundable to ratepayers as a result of tax benefits realized within income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock in 2023, with no comparable activity in 2024. For more information, see Note 5 of the Notes to the Consolidated Financial Statements in Item 8 below.

Wildfire-Related Claims, Net of Recoveries

Costs related to wildfires increased by $30 million, or 47%, in 2024 compared to 2023. The Utility recognized pre-tax charges of $425 million related to the 2021 Dixie fire offset by probable recoveries through the Wildfire Fund and WEMA and $100 million related to the 2019 Kincade fire in 2023. The Utility recognized pre-tax charges of $325 million related to the 2021 Dixie fire offset by probable recoveries through the Wildfire Fund and $100 million related to the 2019 Kincade fire in 2024. Additionally, in 2024, probable WEMA recoveries increased by approximately $30 million due to a reclassification between WEMA and FERC recoveries, which are recorded as a reduction to regulatory liabilities and are not captured in Wildfire-related claims.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense decreased by $184 million, or 32%, in 2024 compared to 2023. These decreases were primarily due to less accelerated amortization of the Wildfire Fund asset and an increase in the estimated period of coverage of the Wildfire Fund from 15 to 20 years. See Note 2 and Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

Depreciation, Amortization, and Decommissioning

The Utility’s Depreciation, amortization, and decommissioning expenses increased by $451 million, or 12%, in 2024 compared to 2023. These increases were primarily due to the growth in plant balance from capital additions and an increase in decommissioning expense due to the reversal of approximately $175 million in accrued nuclear decommissioning expense as a result of the 2021 NDCTP final decision in 2023.

Interest Income

There was no material change to Interest income in 2024 compared to 2023.

Interest Expense

The Utility’s Interest expense increased by $296 million, or 12%, in 2024 compared to 2023. These increases were primarily due to an increase in long-term debt and higher interest rates paid on regulatory balancing accounts.

Other Income, Net

There was no material change to Other income, net in 2024 compared to 2023.

Income Tax Benefit

The Utility’s Income tax benefit decreased by $1.4 billion, or 93%, in 2024 compared to 2023. These decreases were primarily due to a decrease in the tax benefit recognized related to the Fire Victim Trust’s sale of PG&E Corporation common stock as well as higher pre-tax income in 2024 compared to 2023.

The following table reconciles the income tax expense at the federal statutory rate to the income tax provision:

	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(0.8)%	(34.4)%
Effect of regulatory treatment of fixed asset differences (2)	(24.7)%	(40.1)%
Tax credits	(0.7)%	(2.2)%
Fire Victim Trust (3)	—%	(80.2)%
Other, net	1.2%	1.1%
Effective tax rate	(4.0)%	(134.8)%

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

LIQUIDITY AND FINANCIAL RESOURCES

Overview

PG&E Corporation and the Utility expect to be able to generate and obtain adequate cash to meet their cash requirements in the short term and in the long term.

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

PG&E Corporation’s ability to fund operations, make scheduled principal and interest payments, fund equity contributions to the Utility, and pay dividends depends on the level of cash on hand, cash received from the Utility, and PG&E Corporation’s access to the capital and credit markets. Generally, PG&E Corporation and the Utility expect that capital expenditures, debt maturities, and PG&E Corporation capital stock dividends will exceed operating cash flows. As a result, they expect to finance future cash needs in excess of operating cash flows primarily through the capital and credit markets.

Additionally, due to its existing tax attributes, PG&E Corporation does not expect to pay significant federal cash taxes until at least 2029. In 2024, California enacted a new law to suspend the use of net operating losses and limit the use of business credits for tax years 2024 to 2026. As a result, PG&E Corporation expects to pay state income taxes in 2025 and 2026. See “Tax Matters” above and “Inflation Reduction Act” in Legislative and Regulatory Initiatives below for a discussion of events that could limit PG&E Corporation’s ability to use its net operating losses.

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

As of December 31, 2024, PG&E Corporation and the Utility had access to approximately $6.7 billion of total liquidity comprised of $705 million of the Utility’s Cash and cash equivalents, $235 million of PG&E Corporation’s Cash and cash equivalents and $5.8 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

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

Restrictive Debt Covenants

PG&E Corporation’s and the Utility’s credit agreements and the DOE Loan Guarantee Agreement contain various restrictive financial covenants, including a financial covenant requiring PG&E Corporation and the Utility to maintain a total consolidated debt to total consolidated capitalization ratio of no more than 70% and 65% for PG&E Corporation and the Utility, respectively, as of the end of each fiscal quarter.

The failure to comply with the financial covenants contained in these financing arrangements could result in an event of default and the acceleration of the loans under the financing arrangements. PG&E Corporation’s and the Utility’s various credit agreements and the DOE Loan Guarantee Agreement contain provisions that may result in an event of default if there was a failure to meet payment terms or observe other covenants under other financing arrangements that could result in an acceleration of payments due. Such provisions are referred to as “cross-default” provisions. As of December 31, 2024, PG&E Corporation and the Utility remain in compliance with all financial covenants.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of December 31, 2024, PG&E Corporation and the Utility had Cash and cash equivalents of $235 million and $705 million, respectively.

As of December 31, 2024, the Utility had contributed $911 million to Pacific Energy Risk Solutions, LLC, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance. As of December 31, 2024, $8 million was classified as Restricted cash and restricted cash equivalents due to minimum capital and surplus requirements, and $905 million, measured at fair value, was classified as Wildfire self-insurance asset. For more information about wildfire liability self-insurance, see “Self-Insurance” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

Financial Resources

Equity Financings

Common Stock Offering

On December 4, 2024, PG&E Corporation issued 55,961,070 shares of its common stock, no par value, for cash proceeds of $1.13 billion. The proceeds from this issuance are intended to be used for general corporate purposes, which may include, among other things, to fund its five-year capital investment plan.

For more information, see Note 6 of the Notes to the Consolidated Financial Statements in Item 8.

Series A Mandatory Convertible Preferred Stock

On December 5, 2024, PG&E Corporation issued $1.6 billion of 6.000% Series A Mandatory Convertible Preferred Stock, no par value, with a dividend rate of 6.000% per annum on the liquidation preference of $50 per share (the “Mandatory Convertible Preferred Stock”) due December 2027. The Mandatory Convertible Preferred Stock dividend is payable on March 1, June 1, September 1, and December 1 of each year. The Mandatory Convertible Preferred Stock ranks senior to PG&E Corporation’s common stock with respect to the payment of dividends. The proceeds from this issuance are intended to be used for general corporate purposes which may include, among other things, to fund its five-year capital investment plan.

For more information, see Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, its share price, its earnings, the timing and outcome of ratemaking proceedings, and the timing and terms of other financings.

Debt Financings

Utility

The Utility generally issues first mortgage bonds and secured debt to meet its long-term funding requirements.

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

On September 5, 2024, the Utility completed the sale of (i) $1.0 billion aggregate principal amount of Floating Rate First Mortgage Bonds due 2025 and (ii) $750 million aggregate principal amount of 5.900% First Mortgage Bonds due 2054. The Utility used the net proceeds for the repayment of a portion of borrowings outstanding under its then-existing bridge term loan credit agreement.

AB 1054 Securitization

On August 1, 2024, PG&E Recovery Funding LLC issued approximately $1.42 billion of senior secured recovery bonds in three tranches: (1) approximately $300 million with an interest rate of 4.838% due June 1, 2035, (2) approximately $373 million with an interest rate of 5.231% due June 1, 2042, and (3) approximately $746 million with an interest rate of 5.529% due June 1, 2051. The $1.41 billion net proceeds were used by the Utility to reimburse itself for previously incurred fire risk mitigation capital expenditures through the repayment of a portion of loans outstanding under the Utility Revolving Credit Agreement.

For more information, see “AB 1054 Securitization” in Note 4 of the Notes to the Consolidated Financial Statements in Item 8.

PG&E Corporation

On September 11, 2024, PG&E Corporation completed the sale of $1.0 billion aggregate principal amount of 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055. These notes will initially bear interest at the rate of 7.375% per annum, and beginning March 15, 2030 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.883% (but not below 7.375%). PG&E Corporation used the net proceeds for general corporate purposes, including to prepay in full, all loans outstanding under its then-existing term loan agreement in an aggregate principal amount equal to $500 million.

On November 15, 2024, PG&E Corporation completed the sale of an additional $500 million aggregate principal amount of 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055. These notes will initially bear interest at the rate of 7.375% per annum, and beginning March 15, 2030 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.883% (but not below 7.375%). PG&E Corporation used the net proceeds for general corporate purposes.

Facilities and Term Loans

As of December 31, 2024, PG&E Corporation and the Utility had $500 million and $3.8 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the $1.5 billion Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

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

On June 28, 2024, the Utility amended its then-existing bridge term loan credit agreement to, among other things, (i) extend the maturity date from August 15, 2024 to December 16, 2024, and (ii) modify the mandatory prepayment provision to require the Utility to prepay term loans outstanding under such credit agreement, subject to certain exceptions, with 100% of the net cash proceeds received by the Utility from the issuance of debt securities or incurrence of any debt under any bank credit facilities (excluding AB 1054 securitizations and the Utility’s revolving credit agreement). As of December 31, 2024, the bridge term loan was no longer outstanding.

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

For more information, see “Credit Facilities and Term Loans” in Note 4 of the Notes to the Consolidated Financial Statements in Item 8.

Other Financings

DOE Loan Guarantee Agreement

On January 17, 2025, the Utility entered into the following agreements: (1) the DOE Loan Guarantee Agreement; (2) a note purchase agreement dated as of January 17, 2025 (the “Note Purchase Agreement”), among the Utility, the Federal Financing Bank (“FFB”), and the DOE; and (3) a future advance promissory note dated January 17, 2025, made by the Utility to FFB (the “Note” and together with the Note Purchase Agreement, the “FFB Note Documents”).

The FFB Note Documents provide for a multi-advance term loan facility (the “Facility”), under which the Utility may make quarterly term loan borrowings through FFB, subject to satisfaction of certain conditions. Proceeds of the advances under the Facility are to be used by the Utility to reimburse for “Eligible Project Costs” previously incurred and either expended or accrued by the Utility in connection with projects that DOE has determined to be “Eligible Projects” (each as defined in the DOE Loan Guarantee Agreement). The aggregate amount of advances under the Facility may not exceed $15 billion.

In connection with the DOE Loan Guarantee Agreement, the DOE agreed to guarantee the obligations of the Utility under the FFB Note Documents (the “Guaranteed Loan”). The Guaranteed Loan is made pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, as amended (the “Title XVII Loan Guarantee Program”).

The Facility permits the Utility to borrow during the “Availability Period,” which continues until the earliest of: (1) the date the Guaranteed Loan reaches $15 billion; (2) September 15, 2031; (3) the occurrence of an event that causes the guarantee issued by DOE in favor of FFB pursuant to the FFB Note Purchase Agreement to cease to be in full force and effect (“Guarantee Trigger Event”); (4) the date of termination of obligations to disburse any undisbursed amounts of the Guaranteed Loan following the occurrence of any event of default; and (5) January 17, 2030 if the initial first advance has not occurred by that date

The Utility may request advances under the Facility during the Availability Period not more than once per calendar quarter by submission of an advance request to DOE with respect to the Eligible Project(s) and Eligible Project Costs subject to such advance. The aggregate amount of advances cannot exceed $10 billion in any calendar year other than calendar year 2028, during which the aggregate amount of advances cannot exceed $5 billion.

Advances are subject to the satisfaction of customary and non-customary conditions. Such conditions include: (1) approval by DOE in its sole discretion of the Eligible Project(s) subject to such advance; (2) compliance with the requirements of the Title XVII Loan Guarantee Program; (3) certification of the ongoing accuracy in all material respects of all representations and warranties; (4) evidence of compliance with the Davis-Bacon Act of 1931, as amended; (5) compliance with the Cargo Preference Act of 1954, as amended; (6) confirmation that the Utility’s long-term senior secured credit ratings are at least investment grade; (7) completion of the environmental review process pursuant to the National Environmental Policy Act, as amended, with respect to the Eligible Project(s) subject to such advance; and (8) other documentary conditions required by the DOE Loan Guarantee Agreement and the FFB Note Documents.

The final maturity date for each advance under the Facility will be the earlier of the interest payment date following the 22nd anniversary of the date of such advance or January 17, 2055.

As of the date of this report, the Utility has not borrowed any advances under the Facility. The Utility is not able to predict the timing or amount of any funds it may receive from the Facility in the future as a result of the January 20, 2025 executive order by President Trump entitled “Unleashing American Energy” regarding funds authorized by the Inflation Reduction Act.

Citizens Energy Corporation

On January 29, 2025, the Utility entered into an amended and restated agreement with Citizens Energy Corporation (“Citizens”) pursuant to which the Utility may lease to Citizens entitlements to certain transmission assets. A portion of the costs associated with each project that is expected to be subject to such a lease will be excluded from the Utility’s FERC transmission rates for the duration of the applicable lease. The Utility may offer Citizens up to five lease options over the term of the agreement, for a total investment by Citizens of up to $1.0 billion. If Citizens exercises and the parties close on a lease option, the Utility will receive an upfront payment as prepaid rent for that lease, which is expected to average approximately $200 million per lease, and the rate base associated with the leased entitlements will go into Citizens’ rate base, rather than the Utility’s, for 30 years. The transactions contemplated by the agreement are subject to FERC and CPUC approval.

Dividends

Utility

On each of February 13, May 16, and September 19, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on May 15, August 15, and November 15, 2024, respectively, to holders of record as of April 30, July 31, and October 31, 2024. On November 29, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on February 15, 2025, to holders of record as of January 31, 2025.

On each of February 13, May 16, September 19, and November 29, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million, $500 million, $500 million, and $575 million, which were paid to PG&E Corporation on March 25, June 3, September 20, and December 24, 2024. respectively.

PG&E Corporation

On each of February 13, May 16, and September 19, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, each declaration totaling $21 million, which were paid on April 15, July 15, and October 15, 2024, to holders of record as of March 28, June 28 and September 30, 2024, respectively. On November 29, 2024, the Board of Directors of PG&E Corporation declared a new quarterly common stock dividend of $0.025 per share, totaling $55 million, which was paid on January 15, 2025, to holders of record as of December 31, 2024.

In December 2024, PG&E Corporation announced a new dividend policy entailing consistent dividend increases targeting a dividend payout ratio of approximately 20% of core earnings by 2028. No dividend is payable unless and until declared by the applicable Board of Directors. The Board of Directors of PG&E Corporation retains authority to change the common stock dividend target and dividend payout ratio at any time. Future dividend decisions determined by the Board may be impacted by earnings, cash flows, credit metrics and other business conditions.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, to be payable on March 1, 2025, to holders of record as of February 14, 2025.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for 2024 and 2023.

The Utility’s cash flows were as follows:

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$8,268	$5,097
Net cash used in investing activities	(11,375)	(9,162)
Net cash provided by financing activities	3,348	3,979
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$241	$(86)

Operating Activities

Net cash provided by operating activities increased by $3.2 billion, or 62%, in 2024 compared to 2023. The increases were primarily due to:

•an increase in collections through rates including as a result of the 2023 GRC final decision; and

•decrease in amounts paid for natural gas due to a decrease in natural gas commodity prices.

Partially offset by:

•an increase in climate credits issued to customers; and

•lower cash return for collateral posted in 2024 due to a decrease in the volatility of gas prices.

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of cash operating expenses. The Utility’s receipts from customers are expected to increase primarily as a result of increases in the Utility’s rate base and from cost recovery applications (see “Cost Recovery Proceedings” below for more information).

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

•the timing and amount of costs in connection with the 2023-2025 WMP and the portion of the costs previously incurred in connection with the 2020-2022 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

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

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the year ended December 31, 2024, compared to December 31, 2023.

(in millions)	Year Ended December 31,
Cash used in investing activities - 2023	$(9,162)
Capital expenditures	(655)
Net purchases related to customer credit trust investments	(677)
Purchases of self-insurance investments	(898)
Other investing activities	17
Net increase in cash used in investing activities	(2,213)
Cash used in investing activities - 2024	$(11,375)

Net cash used in investing activities increased by $2.2 billion, or 24%, in 2024 compared to 2023. The increases were primarily due to a $898 million increase in purchases of self-insurance investments in 2024, and a $677 million increase in net purchases of customer credit trust investments, net of proceeds from sales. In addition, capital expenditures increased by $655 million in 2024 compared to 2023 primarily due to increased customer connection energization and electric distribution pole replacement.

The Utility’s investing activities primarily consist of the construction of new and replacement facilities necessary to provide safe and reliable electricity and natural gas services to its customers. Cash used in investing activities also includes the proceeds from sales of nuclear decommissioning trust, customer credit trust, and self-insurance investments which are partially offset by the amount of cash used to purchase new nuclear decommissioning trust, customer credit trust, and self-insurance investments. The funds in the decommissioning trusts, along with accumulated earnings, are used exclusively for decommissioning and dismantling the Utility’s nuclear generation facilities. Pursuant to SB 901, the funds in the customer credit trust, along with accumulated earnings, are used exclusively to fund a monthly credit to customers.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur $12.9 billion of capital expenditures in 2025. Additionally, future cash flows used in investing activities could be impacted by the timing and amount of contributions to the self-insurance captive (see “Self-Insurance” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8) and to the customer credit trust, including $650 million to be contributed by March 2025 (see Note 5 of the Notes to the Consolidated Financial Statements in Item 8).

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the year ended December 31, 2024, compared to December 31, 2023.

(in millions)	Year Ended December 31,
Cash provided by financing activities - 2023	$3,979
Net borrowings under credit facilities	(3,384)
Repayments under term loan credit facilities	(4,200)
Issuance of long-term debt	(2,484)
Issuance of short-term debt	999
Repayments of long-term debt	2,275
Proceeds from issuance of senior secured recovery bonds in AB 1054	1,409
Proceeds related to DWR loans	980
Equity contribution from PG&E Corporation	4,070
Other financing activities	(296)
Net increase in cash provided by financing activities	(631)
Cash provided by financing activities - 2024	$3,348

Net cash provided by financing activities decreased by $631 million, or 16%, in 2024 compared to 2023. The decreases were primarily due to:

•$4.2 billion increase in net repayments under term loan credit facilities; and

•$3.4 billion decrease in net borrowings under credit facilities.

Partially offset by:

•$4.1 billion increase in equity contributions from PG&E Corporation;

•$1.4 billion in proceeds related to the issuance of senior secured recovery bonds in the AB 1054 securitization, with no similar transaction in 2023;

•$999 million in proceeds related to issuance of short-term debt, with no similar transaction in 2023; and

•$980 million in proceeds related to the DWR loan in 2024, with no similar transaction in 2023.

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments. Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of the Utility’s financings, dividend payments, and equity contributions from PG&E Corporation. As of December 31, 2024, PG&E Corporation has completed the planned equity financing for its $63 billion 2024 through 2028 capital expenditure plan.

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

During the year ended December 31, 2024 and through the date of this filing, key updates to regulatory and legislative matters were as follows:

•In December 2024, the CPUC issued a final decision in the 2021 WMCE proceeding approving a revenue requirement of $429 million associated with costs recorded to the VMBA.

•In December 2024, the CPUC issued a final decision approving $723 million out of the Utility’s request of $761 million for net recovery of the Utility’s costs to operate DCPP from 2023 through 2025.

•In November 2024, the OEIS issued a final decision approving the Utility’s 2025 WMP update, which the CPUC ratified on January 16, 2025. The OEIS issued a safety certificate for the Utility on December 11, 2024.

•In October 2024, the CPUC issued a final decision in the Utility’s 2023 Cost of Capital proceeding that changed the cost of capital adjustment mechanism and set the Utility’s ROE at 10.28% effective January 1, 2025.

•In September 2024, the CPUC issued a final decision on interim rate recovery in the Utility’s 2023 WMCE that grants the Utility interim rate relief of $944 million, plus interest, subject to refund.

•In August 2024, the FERC issued an order approving the Utility’s TO18 transmission rate case settlement.

•In July 2024, the CPUC issued a final decision for Phase 2 of the GRC that set a cumulative expenditure cap at $2.26 billion for the period of 2024 to 2026 and permits the Utility to revisit the 2025 and 2026 cap amounts.

•In March 2024, the CPUC granted the Utility’s request to delay $650 million of contributions to the customer credit trust from 2024 to 2025.

•In March 2024, the CPUC approved a final decision in the WGSC proceeding authorizing the Utility to recover $516 million in interim rates to be recovered over 12 months starting April 1, 2024.

•In February 2024, the CPUC issued a final resolution approving an Administrative Consent Order and Agreement between the SED and the Utility regarding the 2021 Dixie fire.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such proceedings. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may later authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps on cost recovery. These accounts, which include the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, and certain third-party wildfire claims. While the Utility generally expects such costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the amount of the costs recorded in these accounts has increased. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of December 31, 2024, the Utility had recorded an aggregate amount of approximately $3.6 billion in costs for the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $1.2 billion was authorized for recovery and accounted for as current, and $2.4 billion was accounted for as long term as of December 31, 2024. See Note 3 of the Notes to the Consolidated Financial Statements in Item 8.

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

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8, and “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications” and “Wildfire and Gas Safety Costs Recovery Application” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the year ended December 31, 2024 are summarized in the following table:

Proceeding	Request (1)	Status
2021 WMCE	Revenue requirement of approximately $1.47 billion
Partial settlement agreement to recover $721 million of revenue requirement approved August 2023. Decision authorizing $429 million of revenue requirement for the VMBA related costs adopted December 2024.

2022 WMCE	Revenue requirement of approximately $1.29 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023. Partial settlement filed December 2023.
2023 WMCE	Revenue requirement of approximately $1.86 billion	Application filed December 2023. Decision authorizing $944 million of interim rate relief adopted September 2024.
2024 WMCE	Revenue requirement of approximately $435 million	Application filed November 2024.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.

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

On August 10, 2023, the CPUC approved a settlement agreement among the Utility and intervenors pursuant to which the Utility began collecting a revenue requirement of $721 million over 24 months beginning September 1, 2023. The settlement agreement did not address the Utility’s revenue requirement of $592 million associated with costs recorded to the VMBA.

On December 27, 2024, the CPUC issued a final decision approving a revenue requirement of $429 million associated with costs recorded to the VMBA. On January 27, 2025, the Utility filed an application for rehearing.

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

On December 19, 2024, the CPUC extended the statutory deadline to resolve the remaining issues in the proceeding to September 30, 2025.

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

2024 WMCE Application

On November 21, 2024, the Utility filed an application with the CPUC requesting cost recovery of approximately $596 million of recorded expenditures in the CEMA and other accounts, resulting in a revenue requirement of approximately $435 million (the “2024 WMCE application”). The costs addressed in this application include those incurred in connection with rebuild and restoration activities, certain catastrophic wildfire and weather events, and other programs supporting gas, customer, and climate initiatives. These costs were incurred primarily in 2023.

The recorded expenditures consist of $80 million in expense and $516 million in capital expenditures. Of these amounts, approximately $50 million of expense and $396 million of capital expenditures relate to community rebuild and restoration activities and other catastrophic events included in CEMA.

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

The administrative law judge has adopted a schedule that would result in a proposed decision on the wildfire mitigation costs in the first half of 2025 and a final decision on the gas safety and electric modernization costs by June 2025.

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

Decisions in GRC proceedings have historically been expected prior to the commencement of the period to which the rates would apply. In recent decades, decisions in GRC proceedings have been delayed. Delayed decisions may cause the Utility to develop its budgets based on possible outcomes, rather than authorized amounts. When decisions are delayed, the CPUC typically provides rate relief to the Utility effective as of the commencement of the rate case period (not effective as of the date of the delayed decision). Nonetheless, the Utility’s spending during the period of the delay may exceed the authorized amount, without an ability for the Utility to seek cost recovery of such excess. If the Utility’s spending during the period of the delay is less than the authorized amount, the Utility could be exposed to operational and financial risks associated with the lower level of work achieved compared to that funded by the CPUC.

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the year ended December 31, 2024 are summarized in the following table:

Rate Case	Request	Status
2023 GRC	Phase 2: balancing account for additional energization costs	Final decision on Phase 2 issued July 2024 sets a cumulative expenditure cap at $2.26 billion for the period of 2024 to 2026.
2023 Cost of Capital, Phase 2	Maintain cost of capital adjustment mechanism	Final decision issued October 2024, changing the cost of capital adjustment mechanism and setting the Utility’s ROE at 10.28% effective January 1, 2025.
TO18, TO19, and TO20	See Note 15 of the Notes to the Consolidated Financial Statements in Item 8	Settlement approved by the FERC August 2024.
TO21	Revenue requirement of $2.78 billion for 2024	Accepted December 2023, except as to CAISO adder. Settlement in principle reached December 2024. Appeal of FERC’s order regarding CAISO adder filed June 2024 and remains pending.

2023 General Rate Case

Phase 1

On November 17, 2023, the CPUC issued a final decision on Phase 1.

The Utility is authorized to collect through rates the approved revenue requirement increases beginning January 1, 2024 and to amortize the incremental revenue increases related to 2023 for 24 months over the period of January 1, 2024 through December 31, 2025.

The final decision authorized the following:

Year	Revenue Requirement (in billions)	Rate Base (in billions)
2023	$13.52	$45.8
2024	14.24	48.8
2025	14.60	51.2
2026	14.80	54.0

For more information, see “Regulatory Matters” in the 2023 Form 10-K.

Phase 2 and Energization Timelines Order Instituting Rulemaking

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

Cost of Capital Proceedings

2023 Cost of Capital Application

On December 19, 2022, the CPUC issued a final decision adopting a new cost of capital, ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2023. On October 22, 2024, the CPUC issued the decision in Phase 2 modifying the Cost of Capital mechanism and setting new returns on equity effective January 1, 2025.

On November 6, 2024, the Utility submitted an advice letter with updated 2025 cost of capital rates. On December 4, 2024, the CPUC approved the advice letter and the following cost of capital rates, which went into effect beginning January 1, 2025:

	Cost	Weight	Weighted Cost
Return on Common Equity	10.28%	52.00%	5.35%
Return on Preferred Equity	5.52%	0.50%	0.03%
Return on Long-term debt	4.80%	47.50%	2.28%

The Utility will file the next cost of capital application on March 20, 2025 for test year 2026.

Transmission Owner Rate Cases

Transmission Owner Rate Case for 2024 (the “TO21” rate case)

On October 13, 2023, the Utility filed its TO21 rate case with the FERC. In the filing, the Utility forecasted a 2024 retail electric transmission revenue requirement of $2.83 billion. The proposed amount reflects an approximately 11% decrease over the rate year 2023 retail revenue requirement of $3.18 billion, due in part to a refund to customers (see “Transmission Owner Rate Case Revenue Subject to Refund” in Note 15 of the Notes to the Consolidated Financial Statements in Item 8) and the transaction to lease entitlements associated with certain transmission assets (see “Liquidity and Financial Resources - Other Financings” above). The Utility made investments of approximately $1.22 billion in 2023 and forecasts that it will make investments of approximately $1.43 billion in 2024 for various capital projects to be placed in service before the end of 2024. The Utility requested that FERC approve a 12.37% base ROE as well as a 0.5% adder for its participation in the CAISO. The TO21 filing also addresses the Utility’s capital structure and several new issues including wildfire self-insurance recovery from transmission customers.

On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but denying the 0.5% ROE adder for participation in the CAISO, which results in a forecast transmission revenue requirement of $2.78 billion. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s denial of the 0.5% ROE adder for participation in the CAISO. On June 12, 2024, the FERC issued an order denying the Utility’s request for rehearing. On June 18, 2024, the Utility and California IOUs filed an appeal of the FERC’s order denying the Utility’s request for rehearing. The utilities’ joint opening brief was filed on September 11, 2024 and reply brief was filed on December 17, 2024.

On December 18, 2024, the settlement judge issued a status report to the FERC stating that the Utility and the other parties have reached a settlement in principle on all issues in the TO21 rate case. The parties will draft an offer of settlement to be filed with the FERC for approval.

Other Regulatory Proceedings

2023-2025 Wildfire Mitigation Plan

On March 27, 2023, the Utility submitted the 2023-2025 WMP. The 2023-2025 WMP addresses the Utility’s wildfire safety programs and initiatives focused on reducing the potential for catastrophic wildfires related to electrical equipment and reducing the customer impact of EPSS and PSPS events. On December 29, 2023, the OEIS issued a final decision approving the Utility’s 2023-2025 WMP. On February 15, 2024, the CPUC ratified the OEIS’s approval. On January 8, 2024, the Utility filed a change order request to update some of the forecasted work in the WMP for 2024. On May 31, 2024, the OEIS issued a decision approving in part and denying in part the change order request.

The Utility submitted an updated 2025 WMP on April 2, 2024, as directed by the OEIS. On November 19, 2024, the OEIS issued a final approval of the Utility’s 2025 WMP update. On January 16, 2025, the CPUC ratified the OEIS’s approval.

Extension of Diablo Canyon Operations

On September 2, 2022, SB 846 became law. SB 846 supports the extension of operations at DCPP through no later than 2030, with the potential for an earlier retirement date. Under the legislation, the Utility continues to operate DCPP on behalf of all CPUC-jurisdictional LSEs, and all customers of those LSEs are responsible for the cost of extended operations.

The key steps to continued operations are NRC license renewal and approvals from California state agencies, including the CPUC, CEC, California State Lands Commission, California Coastal Commission, and other state agencies. As set forth below, many of these approvals have been received.

On February 28, 2023, and in consultation with the CAISO and CPUC, the CEC determined that it is prudent to extend the operation of DCPP to support electric system reliability through 2030.

The Utility leases land from the state for the water intake structure, breakwaters, cooling water discharge channel, and other structures on state land associated with DCPP. On June 5, 2023, the California State Lands Commission approved an extension of the Utility’s lease at DCPP through October 31, 2030.

On August 15, 2023, the California State Water Resources Control Board approved the Utility’s plan for once-through cooling at DCPP.

On November 7, 2023, the Utility submitted an application for license renewal with the NRC. On December 19, 2023, the NRC deemed the application sufficient, which allows continued operations at DCPP past the plant’s current licenses until the relicensing review is complete. The NRC’s schedule indicates that it will issue a final safety evaluation report and supplemental environmental impact statement by June 2025.

On December 14, 2023, the CPUC approved extended operations at DCPP until October 31, 2029 for Unit 1 and October 31, 2030 for Unit 2. The approval is subject to the following conditions: (1) the NRC continues to authorize DCPP operations; (2) the loan agreement authorized by SB 846 is not terminated; and (3) the CPUC does not make a future determination that DCPP extended operations are imprudent or unreasonable.

On May 3, 2024, the CEC issued a report concluding that no suitable supply-side resources can be brought online as alternatives to DCPP’s energy and capacity output prior to the planned retirement dates in 2024 and 2025.

On December 19, 2024, the CPUC issued a final decision. As a result, the Utility will recover $711 million through rates (compared to its request of $761 million) for net recovery of its costs to operate DCPP from 2023 through 2025.

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

The OEIS issued draft guidelines on May 8, 2024, revised guidelines on September 10, 2024, and second revised guidelines on January 7, 2025.

The Utility expects to submit its undergrounding plan to the OEIS after final guidelines are issued before submitting its cost application to the CPUC, as directed in Public Utilities Code Section 8388.5.

LEGISLATIVE AND REGULATORY INITIATIVES

Inflation Reduction Act

In 2022, the Inflation Reduction Act became law. The Inflation Reduction Act includes a 15% corporate alternative minimum tax on the AFSI of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective January 1, 2023. The law also extends and modifies existing tax credits and creates new tax credits for qualifying investments on renewable and clean energy sources and energy storage. The U.S. Department of the Treasury and the IRS have broad authority to issue and have issued regulations and guidance to implement its provisions. PG&E Corporation and the Utility expect to pay corporate alternative minimum tax beginning in 2027, the amount of which may become substantial in future years. As of December 31, 2024, the law did not have a material impact on the PG&E Corporation’s and the Utility’s Consolidated Financial Statements.

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

The Utility does not have a balancing account for costs in excess of its revenue requirement for natural gas transportation and storage service to non-core customers. The Utility recovers these costs in its GRC through fixed reservation charges and volumetric charges from long-term contracts, resulting in price and volumetric risk. PG&E Corporation uses value-at-risk to measure its shareholders’ exposure to these risks. The value-at-risk was approximately $5 million and $4 million at December 31, 2024 and 2023, respectively. See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of price risk management activities.

Interest Rate Risk

Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. At December 31, 2024 and 2023, if interest rates changed by one percent for all PG&E Corporation and Utility variable rate long-term debt, short-term borrowings, and cash investments, the pre-tax impact on net income over the next 12 months would be $6 million and $57 million, respectively, based on net variable rate debt and other interest rate-sensitive instruments outstanding. See Note 4 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of interest rates.

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

The following table summarizes the Utility’s energy procurement credit risk exposure to its counterparties:

	Exposure (1) (in millions)	Number of Wholesale Customers or Counterparties >10%	Net Credit Exposure to Wholesale Customers or Counterparties >10% (in millions)
December 31, 2024	$1,114	4	$708
December 31, 2023	$926	3	$457

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

Contributions to the Wildfire Fund

The Wildfire Fund is expected to be capitalized with at least $21 billion through (i) a 15-year non-bypassable charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs, and (iii) $300 million in annual contributions paid by California’s three large electric IOUs for a 10-year period. The contributions from the IOUs will be effectively borne by their respective shareholders, as they will not be permitted to recover these costs through rates. The costs of the initial and annual contributions are allocated among the IOUs pursuant to a “Wildfire Fund allocation metric” set forth in AB 1054 based on land area in the applicable IOU’s service area classified as HFTDs and adjusted to account for risk mitigation efforts. The Utility’s Wildfire Fund allocation metric is 64.2% (representing an initial contribution of approximately $4.8 billion and annual contributions of approximately $193 million).

On the Emergence Date, PG&E Corporation and the Utility contributed, in accordance with AB 1054, an initial contribution of approximately $4.8 billion and first annual contribution of approximately $193 million to the Wildfire Fund to secure participation of the Utility therein. The other large electric IOUs made their initial contributions to the Wildfire Fund in September 2019. In December 2023 and 2024, the Utility made its fifth and sixth annual contributions of $193 million each to the Wildfire Fund. As of December 31, 2024, the Utility has four remaining annual contributions of $193 million (based on the Wildfire Fund allocation metric). PG&E Corporation and the Utility account for contributions to the Wildfire Fund by capitalizing an asset, amortizing to periods ratably based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines, as further described below.

As of December 31, 2024, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $564 million in Other noncurrent liabilities, $301 million in Current assets - Wildfire Fund asset, and $4.1 billion in Noncurrent assets - Wildfire Fund asset in the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, the Utility recorded amortization and accretion expense of $383 million and $567 million, respectively. The amortization of the asset, accretion of the liability, and acceleration of the amortization of the asset is reflected in Wildfire Fund expense in the Consolidated Statements of Income. Expected contributions recorded in Wildfire Fund asset on the Consolidated Balance Sheets are discounted to the present value using the 10-year U.S. treasury rate at the date PG&E Corporation and the Utility satisfied all the eligibility requirements to participate in the Wildfire Fund. A useful life of 20 years is being used to amortize the Wildfire Fund asset.

AB 1054 did not specify a period of coverage; therefore, this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility use a Monte Carlo simulation that began with 12 years of historical, publicly available fire-loss data from wildfires caused by electrical equipment, and subsequently plan to add an additional year of data each following year. The period of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the useful life. These assumptions along with the other assumptions below create a high degree of uncertainty related to the estimated useful life of the Wildfire Fund. The simulation creates annual distributions of potential losses due to fires that could be attributed to the participating electric utilities. Initial use of five years of historical data, with average annual statewide claims or settlements of approximately $6.5 billion versus 12 years of historical data, with average annual statewide claims or settlements of approximately $2.9 billion, would have resulted in a six year amortization period. As of December 31, 2024, a 5% change to the assumption around current and future mitigation effort effectiveness would increase the amortization period by five years assuming greater effectiveness and would decrease the amortization period by five years assuming less effectiveness.

Other assumptions used to estimate the useful life include the disclosed cost of wildfires caused by participating electric utilities, the amount at which wildfire claims would be settled, the likely adjudication of the CPUC in cases of electric utility-caused wildfires and determination of any amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the level of future insurance coverage held by the electric utilities, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. Significant changes in any of these estimates could materially impact the amortization period.

PG&E Corporation and the Utility re-evaluate the estimated period of coverage annually and when additional information becomes available, and the expected life of the Wildfire Fund will be adjusted as required. The Wildfire Fund is available to other participating utilities in California and the amount of claims that a participating utility incurs is not limited to its individual contribution amount. PG&E Corporation and the Utility assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that a participating utility’s electrical equipment is found to be the substantial cause of a catastrophic wildfire. Timing of any such acceleration of the amortization of the asset could lag as the emergence of sufficient cause and claims information can take many quarters and could be limited to public disclosure of the participating electric utility, if ignition were to occur outside the Utility’s service area. There were fires in the Utility’s and other participating utilities’ service areas since July 12, 2019, including fires for which the cause is unknown, which may in the future be determined to be covered by the Wildfire Fund. PG&E Corporation and the Utility recorded $72 million and $102 million of accelerated amortization, reflected in Wildfire Fund expense for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, PG&E Corporation and the Utility recorded $600 million and $156 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire.

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

Wildfire-Related Liabilities

PG&E Corporation and the Utility are subject to potential liabilities related to wildfires.  PG&E Corporation and the Utility record a wildfire-related liability when they determine that a loss is probable, and they can reasonably estimate the loss or a range of losses. The provision is based on the lower end of the range, unless an amount within the range is a better estimate than any other amount.

The process for estimating wildfire-related liabilities requires management to exercise significant judgment based on a number of assumptions and subjective factors, including the factors identified above and estimates based on currently available information and prior experience with wildfires.  See Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

Enforcement and Litigation Matters

PG&E Corporation and the Utility are subject to various laws and regulations and, in the normal course of business, are named as parties in a number of claims and lawsuits. In addition, penalties may be incurred for failure to comply with federal, state, or local laws and regulations. PG&E Corporation and the Utility record a provision for a loss contingency when it is both probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. PG&E Corporation and the Utility evaluate the range of reasonably estimated losses and record a provision based on the lower end of the range, unless an amount within the range is a better estimate than any other amount. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information, such as negotiations, discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. PG&E Corporation’s and the Utility’s provision for loss and expense excludes anticipated outside counsel costs, which are expensed as incurred. Actual results may differ materially from these estimates and assumptions. See Note 14 and Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

Loss Recoveries

PG&E Corporation and the Utility have recovery mechanisms available for wildfire liabilities including from insurance, through rates, and from the Wildfire Fund. The Utility has liability insurance from various insurers, which provides coverage for third-party claims arising before August 1, 2023. PG&E Corporation and the Utility record a receivable for a recovery when they determine that it is probable that they will recover a recorded loss, and they can reasonably estimate the amount or its range. The assessment of whether recovery is probable or reasonably possible, and whether the recovery or a range of recoveries is estimable, often involves a series of complex judgments about future events. Loss recoveries are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information, including contractual liability insurance policy coverage, advice of legal counsel, past experience with similar events, communications with the Wildfire Fund administrators, the CPUC and FERC, and other information and events pertaining to a particular matter. See “Loss Recoveries” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

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

As of December 31, 2024 and 2023, the Utility’s accruals for undiscounted gross environmental liabilities were $1.3 billion each. The Utility’s undiscounted future costs could increase to as much as $2.3 billion if the extent of contamination or necessary remediation is greater than anticipated or if the other potentially responsible parties are not financially able to contribute to these costs and could increase further if the Utility chooses to remediate beyond regulatory requirements. Although the Utility has provided for known environmental obligations that are probable and reasonably estimable, estimated costs may vary significantly from actual costs, and the amount of additional future costs may be material to results of operations in the period in which they are recognized.

Regulatory Accounting

As a regulated entity, the Utility records regulatory assets and liabilities for amounts that are deemed probable of recovery from, or refund to, customers. The Utility continues to apply ASC 980, Regulated Operations. These amounts would otherwise be recorded to expense or income under GAAP. Refer to “Regulation and Regulated Operations” in Note 2 as well as Note 3 of the Notes to the Consolidated Financial Statements in Item 8. As of December 31, 2024, PG&E Corporation and the Utility reported regulatory assets (including current regulatory balancing accounts receivable) of $23.0 billion and regulatory liabilities (including current regulatory balancing accounts payable) of $23.8 billion.

Determining probability requires significant judgment by management and includes consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or court appeals. For some of the Utility’s regulatory assets, including utility-retained generation, the Utility has determined that the costs are recoverable based on specific approval from the CPUC. The Utility also records a regulatory asset when a mechanism is in place to recover current expenditures and historical experience indicates that recovery of incurred costs is probable, such as the regulatory assets for pension benefits; deferred income tax; price risk management; and unamortized loss, net of gain, on reacquired debt. If the Utility determined that it is no longer probable that regulatory assets would be recovered or reflected in future rates, or if the Utility ceased to be subject to rate regulation, the regulatory assets would be charged against income in the period in which that determination was made. If regulatory accounting did not apply, the Utility’s future financial results could become more volatile as compared to historical financial results due to the differences in the timing of expense or revenue recognition.

A portion of the Utility’s regulatory asset balances relate to items which could not be anticipated by the Utility during CPUC GRC rate requests resulting from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account, and the CPUC may authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. These accounts, which include the CEMA, WEMA, FHPMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, and other wildfire prevention-related costs. In addition, the RUBA tracks costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential customers. While the Utility generally believes such costs are recoverable, rate recovery requires CPUC authorization in separate proceedings or through a GRC.

Additionally, SB 901 provides a mechanism for the CPUC to potentially allow recovery in future rates, through a securitization mechanism, of wildfire-related costs found to be just and reasonable by the CPUC and, only for the 2017 Northern California wildfires, any amounts in excess of the customer harm threshold (“CHT”). SB 901 required the CPUC to establish the CHT to limit certain disallowances in the aggregate, so that they do not exceed the maximum amount that the Utility can pay without harming customers or materially impacting its ability to provide adequate and safe service. The Utility must evaluate the likelihood of recovery in future rates each period. In 2022, PG&E Corporation and the Utility recorded a regulatory asset associated with SB 901. As of December 31, 2024, the SB 901 regulatory asset was approximately $5.2 billion. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8.

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

At December 31, 2024, the Utility’s recorded ARO for the estimated cost of retiring these long-lived assets was approximately $5.4 billion. Changes in these estimates and assumptions could materially affect the amount of the recorded ARO for these assets.

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

In establishing health care cost assumptions, PG&E Corporation and the Utility consider recent cost trends and projections from industry experts. This evaluation suggests that current rates of inflation are expected to continue in the near term. In recognition of continued high inflation in health care costs and given the design of PG&E Corporation’s plans, the assumed health care cost trend rate for 2025 was 7.5%, gradually decreasing to the ultimate trend rate of approximately 4.5% in 2033 and beyond.

Expected rates of return on plan assets were developed by estimating future stock and bond returns and then applying these returns to the target asset allocations of the employee benefit plan trusts, resulting in a weighted average rate of return on plan assets. Returns on fixed-income debt investments were projected based on real maturity and credit spreads added to a long-term inflation rate. Returns on equity investments were projected based on estimates of dividend yield and real earnings growth added to a long-term inflation rate. For the Utility’s defined benefit pension plan, the assumed return of 6.4% compares to a ten-year actual return of 5.1%.

The rate used to discount pension benefits and other benefits was based on a yield curve developed from market data of approximately 858 Aa-grade non-callable bonds at December 31, 2024. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other postretirement benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The following reflects the sensitivity of pension costs and projected benefit obligation to changes in certain actuarial assumptions:

(in millions)	Increase (Decrease) in Assumption	Increase in 2024 Pension Costs	Increase in Projected Benefit Obligation at December 31, 2024
Discount rate	(0.50)%	$(1)	$1,093
Rate of return on plan assets	(0.50)%	85	—
Rate of increase in compensation	0.50%	30	250

The following reflects the sensitivity of other postretirement benefit costs and accumulated benefit obligation to changes in certain actuarial assumptions:

(in millions)	Increase (Decrease) in Assumption	Increase in 2024 Other Postretirement Benefit Costs	Increase in Accumulated Benefit Obligation at December 31, 2024
Health care cost trend rate	0.50%	$6	$37
Discount rate	(0.50)%	6	78
Rate of return on plan assets	(0.50)%	12	—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year ended December 31,
	2024	2023	2022
Operating Revenues
Electric	$17,811	$17,424	$15,060
Natural gas	6,608	7,004	6,620
Total operating revenues	24,419	24,428	21,680
Operating Expenses
Cost of electricity	2,261	2,443	2,756
Cost of natural gas	1,192	1,754	2,100
Operating and maintenance	11,808	11,924	9,809
SB 901 securitization charges, net	33	1,267	608
Wildfire-related claims, net of recoveries	94	64	237
Wildfire Fund expense	383	567	477
Depreciation, amortization, and decommissioning	4,189	3,738	3,856
Total operating expenses	19,960	21,757	19,843
Operating Income	4,459	2,671	1,837
Interest income	604	606	162
Interest expense	(3,051)	(2,850)	(1,917)
Other income, net	300	272	394
Income Before Income Taxes	2,312	699	476
Income tax benefit	(200)	(1,557)	(1,338)
Net Income	2,512	2,256	1,814
Preferred stock dividend requirement	37	14	14
Income Available for Common Shareholders	$2,475	$2,242	$1,800
Weighted Average Common Shares Outstanding, Basic	2,141	2,064	1,987
Weighted Average Common Shares Outstanding, Diluted	2,147	2,138	2,132
Net Income Per Common Share, Basic	$1.16	$1.09	$0.91
Net Income Per Common Share, Diluted	$1.15	$1.05	$0.84

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2024	2023	2022
Net Income	$2,512	$2,256	$1,814
Other Comprehensive Income (Loss)
Pension and other postretirement benefit plans obligations (net of taxes of $3, $6, and $8, at respective dates)	(7)	(16)	21
Net unrealized gain (losses) on available-for-sale securities (net of taxes of $0, $3, and $3, respectively)	1	8	(6)
Total other comprehensive income (loss)	(6)	(8)	15
Comprehensive Income	2,506	2,248	1,829
Preferred stock dividend requirement of subsidiary	37	14	14
Comprehensive Income Attributable to Common Shareholders	$2,469	$2,234	$1,815

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions)

	Balance at
	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$940	$635
Restricted cash and restricted cash equivalents (includes $263 million and $282 million related to VIEs at respective dates)	273	297
Accounts receivable
Customers (net of allowance for doubtful accounts of $418 million and $445 million at respective dates) (includes $1.9 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $418 million and $445 million at respective dates)	2,220	2,048
Accrued unbilled revenue (includes $1.3 billion and $1.1 billion related to VIEs at respective dates)	1,487	1,254
Regulatory balancing accounts	7,227	5,660
Other (net of allowance for doubtful accounts of $35 million and $35 million at respective dates)	1,810	1,494
Regulatory assets	234	300
Inventories
Gas stored underground and fuel oil	52	65
Materials and supplies	768	805
Wildfire Fund asset	301	450
Wildfire self-insurance asset	905	—
Other	999	1,375
Total current assets	17,216	14,383
Property, Plant, and Equipment
Electric	86,639	80,345
Gas	31,623	29,830
Construction work in progress	4,458	4,452
Financing lease ROU asset and other	814	787
Total property, plant, and equipment	123,534	115,414
Accumulated depreciation	(35,305)	(33,093)
Net property, plant, and equipment	88,229	82,321
Other Noncurrent Assets
Regulatory assets	15,561	17,189
Customer credit trust	377	233
Nuclear decommissioning trusts	3,833	3,574
Operating lease ROU asset	524	598
Wildfire Fund asset	4,070	4,297
Income taxes receivable	1	24
Other (includes noncurrent accounts receivable of $82 million and $0 related to VIEs, net of noncurrent allowance for doubtful accounts of $18 million and $0 at respective dates)	3,849	3,079
Total other noncurrent assets	28,215	28,994
TOTAL ASSETS	$133,660	$125,698

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	Balance at
	December 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,523	$3,971
Long-term debt, classified as current (includes $222 million and $176 million related to VIEs at respective dates)	2,146	1,376
Accounts payable
Trade creditors	2,748	2,309
Regulatory balancing accounts	3,169	1,669
Other	748	851
Operating lease liabilities	85	80
Financing lease liabilities	577	259
Interest payable (includes $91 million and $67 million related to VIEs at respective dates)	760	679
Wildfire-related claims	916	1,422
Other	3,658	4,698
Total current liabilities	16,330	17,314
Noncurrent Liabilities
Long-term debt (includes $10.1 billion and $10.5 billion related to VIEs at respective dates)	53,569	50,975
Regulatory liabilities	19,417	19,444
Pension and other postretirement benefits	808	476
Asset retirement obligations	5,444	5,512
Deferred income taxes	3,082	1,980
Operating lease liabilities	439	518
Financing lease liabilities	4	554
Other	4,166	3,633
Total noncurrent liabilities	86,929	83,092
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	—
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,193,573,536 and 2,133,597,758 shares outstanding at respective dates	31,555	30,374
Reinvested earnings	(2,966)	(5,321)
Accumulated other comprehensive loss	(19)	(13)
Total shareholders’ equity	30,149	25,040
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	30,401	25,292
TOTAL LIABILITIES AND EQUITY	$133,660	$125,698

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$2,512	$2,256	$1,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	4,189	3,738	3,856
Bad debt expense	341	636	143
Allowance for equity funds used during construction	(184)	(179)	(184)
Deferred income taxes and tax credits, net	1,098	(765)	(452)
Wildfire Fund expense	383	568	477
Disallowed capital expenditures	—	—	15
Other	310	(116)	517
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,061)	(369)	(757)
Wildfire-related insurance receivable	318	358	453
Inventories	45	(28)	(246)
Accounts payable	30	(90)	627
Wildfire-related claims	(506)	(489)	(810)
Other current assets and liabilities	(231)	397	17
Regulatory assets, liabilities, and balancing accounts, net	1,545	(429)	(1,131)
Contributions to Wildfire Fund	(193)	(193)	(193)
Other noncurrent assets and liabilities	(561)	(548)	(425)
Net cash provided by operating activities	8,035	4,747	3,721
Cash Flows from Investing Activities
Capital expenditures	(10,369)	(9,714)	(9,584)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,980	2,235	3,316
Purchases of nuclear decommissioning trust investments	(2,002)	(2,252)	(3,208)
Proceeds from sales and maturities of customer credit trust investments	398	556	250
Purchases of customer credit trust investments	(519)	—	(1,022)
Purchases of self-insurance investments	(898)	—	—
Other	35	13	34
Net cash used in investing activities	(11,375)	(9,162)	(10,214)
Cash Flows from Financing Activities
Borrowings under credit facilities	6,873	10,675	10,130
Repayments under credit facilities	(10,122)	(10,540)	(9,750)
Borrowings under term loan credit facilities	—	2,100	—
Repayments under term loan credit facilities	(2,600)	(2,181)	—
Short-term borrowings, net of issuance costs of $1, $0, and $0 at respective dates	999	—	—
Short-term debt matured	—	—	(300)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $5, $67, and $29 at respective dates	4,495	5,483	4,271
Repayment of long-term debt	(800)	(3,075)	(5,968)

Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $0, $0 and $36 at respective dates	—	—	7,464
Repayment of SB 901 recovery bonds	(129)	(130)	(33)
Proceeds from issuance of AB 1054 recovery bonds, net of financing fees of $10, $0 and $11 at respective dates	1,409	—	972
Repayment of AB 1054 recovery bonds	(46)	(38)	(18)
Proceeds from DWR loan	980	—	312
Proceeds from issuance of convertible notes, net of discount and issuance costs of $0, $27, and $0 at respective dates	—	2,123	—
Mandatory convertible preferred stock issued	1,579	—	—
Common stock issued	1,128	—	—
Common stock dividends paid	(86)	—	—
Other	(59)	(17)	53
Net cash provided by financing activities	3,621	4,400	7,133
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	281	(15)	640
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	932	947	307
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31	$1,213	$932	$947
Less: Restricted cash and restricted cash equivalents	(273)	(297)	(213)
Cash and cash equivalents at December 31	$940	$635	$734

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(2,421)	$(2,286)	$(1,607)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,144	$1,105	$1,174
Operating lease liabilities arising from obtaining ROU assets	6	269	529
Financing lease liabilities arising from obtaining ROU assets	43	52	—
Reclassification of operating lease liabilities to financing lease liabilities	—	913	—
DWR loan forgiveness and performance-based disbursements	192	214	—
Changes to PG&E Corporation common stock and treasury stock in connection with share exchanges with the Fire Victim Trust	—	(2,517)	(2,337)
Common stock dividends declared but not yet paid	55	21	—
Mandatory convertible preferred stock dividends declared but not yet paid	23	—	—

See accompanying Notes to the Consolidated Financial Statements.

PG&E CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$—	1,985,400,540	$35,129	477,743,590	$(4,854)	$(9,284)	$(20)	$20,971	$252	$21,223
Net income	—	—	—	—	—	1,814	—	1,814	—	1,814
Other comprehensive income	—	—	—	—	—	—	15	15	—	15
Common stock issued, net	—	2,384,408	(2,337)	—	—	—	—	(2,337)	—	(2,337)
Treasury stock disposition	—	—	—	(230,000,000)	2,337	—	—	2,337	—	2,337
Stock-based compensation amortization	—	—	95	—	—	—	—	95	—	95
Preferred stock dividend requirement of subsidiary in arrears	—	—	—	—	—	(59)	—	(59)	—	(59)
Preferred stock dividend requirement of subsidiary	—	—	—	—	—	(13)	—	(13)	—	(13)
Balance at December 31, 2022	$—	1,987,784,948	$32,887	247,743,590	$(2,517)	$(7,542)	$(5)	$22,823	$252	$23,075
Net income	—	—	—	—	—	2,256	—	2,256	—	2,256
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)	—	(8)
Common stock issued, net	—	145,812,810	(2,517)	—	—	—	—	(2,517)	—	(2,517)
Treasury stock disposition	—	—	—	(247,743,590)	2,517	—	—	2,517	—	2,517
Stock-based compensation amortization	—	—	4	—	—	—	—	4	—	4
Common stock dividends declared	—	—	—	—	—	(21)	—	(21)	—	(21)
Preferred stock dividend requirement of subsidiary	—	—	—	—	—	(14)	—	(14)	—	(14)
Balance at December 31, 2023	$—	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	—	2,512	—	2,512	—	2,512
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)	—	(6)
Preferred Stock issued, net	1,579	—	—	—	—	—	—	1,579	—	1,579
Common stock issued, net	—	59,975,778	1,128	—	—	—	—	1,128	—	1,128
Stock-based compensation amortization	—	—	53	—	—	—	—	53	—	53
Common stock dividends declared	—	—	—	—	—	(120)	—	(120)	—	(120)
Preferred stock dividend requirement	—	—	—	—	—	(37)	—	(37)	—	(37)
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	—	$—	$(2,966)	$(19)	$30,149	$252	$30,401

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Year ended December 31,
	2024	2023	2022
Operating Revenues
Electric	$17,811	$17,424	$15,060
Natural gas	6,608	7,004	6,620
Total operating revenues	24,419	24,428	21,680
Operating Expenses
Cost of electricity	2,261	2,443	2,756
Cost of natural gas	1,192	1,754	2,100
Operating and maintenance	11,787	11,913	9,725
SB 901 securitization charges, net	33	1,267	608
Wildfire-related claims, net of recoveries	94	64	237
Wildfire Fund expense	383	567	477
Depreciation, amortization, and decommissioning	4,189	3,738	3,856
Total operating expenses	19,939	21,746	19,759
Operating Income	4,480	2,682	1,921
Interest income	589	593	162
Interest expense	(2,781)	(2,485)	(1,658)
Other income, net	319	293	595
Income Before Income Taxes	2,607	1,083	1,020
Income tax benefit	(105)	(1,461)	(1,206)
Net Income	2,712	2,544	2,226
Preferred stock dividend requirement	14	14	14
Income Available for Common Stock	$2,698	$2,530	$2,212

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2024	2023	2022
Net Income	$2,712	$2,544	$2,226
Other Comprehensive Income (Loss)
Pension and other postretirement benefit plans obligations (net of taxes of $3, $5, and $2, at respective dates)	(8)	(12)	6
Net unrealized gain (losses) on available-for-sale securities (net of taxes of $0, $4, and $3, respectively)	1	7	(5)
Total other comprehensive income (loss)	(7)	(5)	1
Comprehensive Income	$2,705	$2,539	$2,227
See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	Balance at
	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$705	$442
Restricted cash and restricted cash equivalents (includes $263 million and $282 million related to VIEs at respective dates)	272	294
Accounts receivable
Customers (net of allowance for doubtful accounts of $418 million and $445 million at respective dates) (includes $1.9 billion and $1.7 billion related to VIEs, net of allowance for doubtful accounts of $418 million and $445 million at respective dates)	2,220	2,048
Accrued unbilled revenue (includes $1.3 billion and $1.1 billion related to VIEs at respective dates)	1,487	1,254
Regulatory balancing accounts	7,227	5,660
Other (net of allowance for doubtful accounts of $35 million and $35 million at respective dates)	1,810	1,495
Regulatory assets	234	300
Inventories
Gas stored underground and fuel oil	52	65
Materials and supplies	768	805
Wildfire Fund asset	301	450
Wildfire self-insurance asset	905	—
Other	998	1,374
Total current assets	16,979	14,187
Property, Plant, and Equipment
Electric	86,639	80,345
Gas	31,623	29,830
Construction work in progress	4,458	4,452
Financing lease ROU asset and other	814	787
Total property, plant, and equipment	123,534	115,414
Accumulated depreciation	(35,304)	(33,093)
Net property, plant, and equipment	88,230	82,321
Other Noncurrent Assets
Regulatory assets	15,561	17,189
Customer credit trust	377	233
Nuclear decommissioning trusts	3,833	3,574
Operating lease ROU asset	519	598
Wildfire Fund asset	4,070	4,297
Income taxes receivable	—	22
Other (includes noncurrent accounts receivable of $82 million and $0 related to VIEs, net of noncurrent allowance for doubtful accounts of $18 million and $0 at respective dates)	3,697	2,934
Total other noncurrent assets	28,057	28,847
TOTAL ASSETS	$133,266	$125,355
See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	Balance at
	December 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,523	$3,971
Long-term debt, classified as current (includes $222 million and $176 million related to VIEs at respective dates)	2,146	1,376
Accounts payable
Trade creditors	2,745	2,307
Regulatory balancing accounts	3,169	1,669
Other	729	820
Operating lease liabilities	85	80
Financing lease liabilities	577	259
Interest payable (includes $91 million and $67 million related to VIEs at respective dates)	667	621
Wildfire-related claims	916	1,422
Other	3,331	4,391
Total current liabilities	15,888	16,916
Noncurrent Liabilities
Long-term debt (includes $10.1 billion and $10.5 billion related to VIEs at respective dates)	47,958	46,376
Regulatory liabilities	19,417	19,444
Pension and other postretirement benefits	741	405
Asset retirement obligations	5,444	5,512
Deferred income taxes	3,632	2,436
Operating lease liabilities	434	518
Financing lease liabilities	4	554
Other	4,198	3,670
Total noncurrent liabilities	81,828	78,915
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	35,930	30,570
Reinvested earnings	(1,940)	(2,613)
Accumulated other comprehensive loss	(20)	(13)
Total shareholders’ equity	35,550	29,524
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,266	$125,355

See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$2,712	$2,544	$2,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	4,189	3,738	3,856
Bad debt expense	341	636	143
Allowance for equity funds used during construction	(184)	(179)	(184)
Deferred income taxes and tax credits, net	1,195	(663)	(319)
Wildfire Fund expense	383	568	477
Disallowed capital expenditures	—	—	15
Other	233	(176)	102
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,060)	(361)	(763)
Wildfire-related insurance receivable	318	358	453
Inventories	45	(28)	(246)
Accounts payable	44	(90)	627
Wildfire-related claims	(506)	(489)	(810)
Other current assets and liabilities	(235)	402	16
Regulatory assets, liabilities, and balancing accounts, net	1,545	(429)	(1,131)
Contributions to Wildfire Fund	(193)	(193)	(193)
Other noncurrent assets and liabilities	(559)	(541)	(438)
Net cash provided by operating activities	8,268	5,097	3,831
Cash Flows from Investing Activities
Capital expenditures	(10,369)	(9,714)	(9,584)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,980	2,235	3,316
Purchases of nuclear decommissioning trust investments	(2,002)	(2,252)	(3,208)
Proceeds from sales and maturities of customer credit trust investments	398	556	250
Purchases of customer credit trust investments	(519)	—	(1,022)
Proceeds from intercompany note to PG&E Corporation	—	—	145
Purchases of self-insurance investments	(898)	—	—
Other	35	13	34
Net cash used in investing activities	(11,375)	(9,162)	(10,069)
Cash Flows from Financing Activities
Borrowings under credit facilities	6,873	10,675	10,130
Repayments under credit facilities	(10,122)	(10,540)	(9,750)

Borrowings under term loan credit facilities	—	2,100	—
Repayments under term loan credit facilities	(2,100)	—	—
Short-term borrowings, net of issuance costs of $1, $0, and $0 at respective dates	999	—	—
Short-term debt matured	—	—	(300)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $1, $67, and $29 at respective dates	2,999	5,483	4,271
Repayment of long-term debt	(800)	(3,075)	(5,941)
Proceeds from issuance of SB 901 recovery bonds, net of financing fees of $0, $0 and $36 at respective dates	—	—	7,464
Repayment of SB 901 recovery bonds	(129)	(130)	(33)
Proceeds from AB 1054 recovery bonds, net issuance costs of $10, $0, and $11 at respective dates	1,409	—	972
Repayment of AB 1054 recovery bonds	(46)	(38)	(18)
Proceeds from DWR loan	980	—	312
Preferred stock dividends paid	(14)	(14)	(70)
Common stock dividends paid	(2,025)	(1,775)	(1,275)
Equity contribution from PG&E Corporation	5,360	1,290	994
Other	(36)	3	123
Net cash provided by financing activities	3,348	3,979	6,879
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	241	(86)	641
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	736	822	181
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31	$977	$736	$822
Less: Restricted cash and restricted cash equivalents	(272)	(294)	(213)
Cash and cash equivalents at December 31	$705	$442	$609

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(2,206)	$(1,977)	$(1,374)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,144	$1,105	$1,174
Operating lease liabilities arising from obtaining ROU assets	1	269	529
Financing lease liabilities arising from obtaining ROU assets	43	52	—
Reclassification of operating lease liabilities to financing lease liabilities	—	913	—
DWR loan forgiveness and performance-based disbursements	192	214	—

 See accompanying Notes to the Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2021	$258	$1,322	$28,286	$(4,247)	$(9)	$25,610
Net income	—	—	—	2,226	—	2,226
Other comprehensive income	—	—	—	—	1	1
Equity contribution	—	—	994	—	—	994
Preferred stock dividend requirement in arrears	—	—	—	(59)	—	(59)
Preferred stock dividend requirement	—	—	—	(13)	—	(13)
Common stock dividend	—	—	—	(1,275)	—	(1,275)
Balance at December 31, 2022	$258	$1,322	$29,280	$(3,368)	$(8)	$27,484
Net income	—	—	—	2,544	—	2,544
Other comprehensive loss	—	—	—	—	(5)	(5)
Equity contribution	—	—	1,290	—	—	1,290
Preferred stock dividend requirement	—	—	—	(14)	—	(14)
Common stock dividend	—	—	—	(1,775)	—	(1,775)
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	2,712	—	2,712
Other comprehensive income	—	—	—	—	(7)	(7)
Equity contribution	—	—	5,360	—	—	5,360
Preferred stock dividend requirement	—	—	—	(14)	—	(14)
Common stock dividend	—	—	—	(2,025)	—	(2,025)
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550

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

Segment Reporting

PG&E Corporation and the Utility assess financial performance and allocate resources on a consolidated basis and operate as one reportable segment. PG&E Corporation’s and the Utility’s chief operating decision maker is the Chief Executive Officer of PG&E Corporation.

Net income (loss) is the measure that the chief operating decision maker uses to assess performance and decide how to allocate resources and that is most consistent with GAAP principles. Net income is reported on PG&E Corporation’s Consolidated Statements of Income. Because PG&E Corporation and the Utility are a single reportable segment, all segment financial information can be found in PG&E Corporation’s Consolidated Financial Statements.

PG&E Corporation and the Utility do not have any significant segment expenses because the chief operating decision maker is not regularly provided with information that is considered to be significant under ASC 280, Segment Reporting. Except for publicly available information, the information regularly provided to the chief operating decision maker consists of financial reports with metrics that combine year-to-date actual results with forecasts of the remainder of the year in order to provide a comprehensive view of the entire year. These metrics do not separate expenses already incurred from forecast information.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  Cash equivalents are stated at fair value. As of December 31, 2024 and 2023, the Utility also held $272 million and $294 million of Restricted cash and restricted cash equivalents, respectively, that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds.

As of December 31, 2024, the Utility had contributed $911 million to Pacific Energy Risk Solutions, LLC, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance. As of December 31, 2024, $8 million was classified as Restricted cash and restricted cash equivalents due to minimum capital and surplus requirements, and $905 million, measured at fair value, was classified as Wildfire self-insurance asset. For more information about wildfire liability self-insurance, see “Self-Insurance” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

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

The Utility also collects additional revenue requirements to recover costs that the CPUC has authorized the Utility to pass through to customers, including costs to purchase electricity and natural gas, and to fund public purpose, demand response, and customer energy efficiency programs.  In general, the revenue recognition criteria for pass-through costs billed to customers are met at the time the costs are incurred. The Utility records a regulatory balancing account asset or liability for differences between incurred costs and customer billings or authorized revenue meant to recover those costs, to the extent that these differences are probable of recovery or refund. As a result, these differences have no impact on net income.

The following table presents the Utility’s revenues disaggregated by type of customer:

	Year Ended December 31,
(in millions)	2024	2023	2022
Electric
Revenue from contracts with customers
Residential	$7,504	$6,041	$6,130
Commercial	7,201	5,643	5,416
Industrial	2,065	1,784	1,626
Agricultural	1,815	1,413	1,830
Public street and highway lighting	103	83	77
Other, net (1)	(47)	136	(247)
Total revenue from contracts with customers - electric	18,641	15,100	14,832
Regulatory balancing accounts (2)	(830)	2,324	228
Total electric operating revenue	$17,811	$17,424	$15,060

Natural gas
Revenue from contracts with customers
Residential	$3,089	$3,686	$3,353
Commercial	984	1,052	1,005
Transportation service only	1,815	1,603	1,534
Other, net (1)	159	(145)	163
Total revenue from contracts with customers - gas	6,047	6,196	6,055
Regulatory balancing accounts (2)	561	808	565
Total natural gas operating revenue	6,608	7,004	6,620
Total operating revenues	$24,419	$24,428	$21,680

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.
Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of December 31, 2024, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $341 million, $636 million, and $143 million were recorded in Operating and maintenance expense on the Consolidated Statements of Income for credit losses associated with trade and other receivables during the years ended December 31, 2024, 2023, and 2022, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of December 31, 2024, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $260 million and $85 million, respectively. As of December 31, 2023, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $507 million and $78 million, respectively. The RUBA current balancing account balance decreased from December 31, 2023 to December 31, 2024 primarily due to a decrease in under-collections from residential customers in 2024, which are expected to be recovered in 2025.

Other Receivables and Available-For-Sale Debt Securities

Insurance receivables are related to the liability insurance policies PG&E Corporation and the Utility carry. Insurance receivable risk is related to each insurance carrier’s risk of defaulting on their individual policies. Wildfire Fund receivables are the funds available from the statewide fund established under AB 1054 for payment of eligible claims related to the 2021 Dixie fire that exceed $1.0 billion. For more information, see Note 14 below. Wildfire Fund receivables risk is related to the Wildfire Fund’s durability, which is a measurement of its claim-paying capacity. PG&E Corporation and the Utility are required to determine if the fair value is below the amortized cost basis for their available-for-sale debt securities (i.e., impairment). If such an impairment exists and does not otherwise result in a write-down, then PG&E Corporation and the Utility must determine whether a portion of the impairment is a result of expected credit loss.

As of December 31, 2024, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Emission Allowances

The Utility purchases GHG emission allowances to satisfy its compliance obligations. Associated costs are recorded as inventory and included in Current assets – Other and Other noncurrent assets – Other on the Consolidated Balance Sheets. Costs are carried at weighted-average and are recoverable through rates.

Inventories

Inventories are carried at weighted-average cost and include gas stored underground, fuel oil, materials, and supplies.  Natural gas stored underground is recorded to inventory when injected and then expensed as the gas is withdrawn for distribution to customers or for use as fuel for electric generation.  Materials and supplies are recorded to inventory when purchased and expensed or capitalized to plant, as appropriate, when consumed or installed.

Property, Plant, and Equipment

Property, plant, and equipment are reported at the lower of their historical cost less accumulated depreciation or fair value.  Historical costs include labor and materials, construction overhead, and allowance for funds used during construction (“AFUDC”). See “Allowance for Funds Used During Construction” below.  The Utility’s estimated service lives of its property, plant, and equipment were as follows:

	Estimated Service	Balance at December 31,
(in millions, except estimated service lives)	Lives (years)	2024	2023
Electricity generating facilities (1)	1 to 75	$11,420	$11,423
Electricity distribution facilities	10 to 70	49,821	45,205
Electricity transmission facilities	15 to 75	18,481	17,562
Natural gas distribution facilities	15 to 60	17,213	16,324
Natural gas transmission and storage facilities	15 to 68	11,117	10,496
General plant and other	5 to 50	10,210	9,165
Financing lease		814	787
Construction work in progress		4,458	4,452
Total property, plant, and equipment		123,534	115,414
Accumulated depreciation		(35,304)	(33,093)
Net property, plant, and equipment (2)		$88,230	$82,321

(1) Balance includes nuclear fuel inventories, which are stated at weighted-average cost. Nuclear fuel in the reactor is expensed as it is used based on the amount of energy output. See Note 15 below. Nuclear generating facilities have been authorized by the CPUC to be fully depreciated by December 31, 2025.
(2) Includes $3.0 billion of fire risk mitigation-related property, plant, and equipment securitized in accordance with AB 1054.

The Utility depreciates property, plant, and equipment using the composite, or group, method of depreciation, in which a single depreciation rate is applied to the gross investment balance in a particular class of property, with the exception of its securitized property, plant and equipment, which is depreciated over the life of the bond and in a pattern consistent with principal payments.  This method approximates the straight-line method of depreciation over the useful lives of property, plant, and equipment.  The Utility’s composite depreciation rates were 3.61% in 2024, 3.56% in 2023, and 3.74% in 2022.  The useful lives of the Utility’s property, plant, and equipment are authorized by the CPUC and the FERC, and the depreciation expense is recovered through rates charged to customers.  Depreciation expense includes a component for the original cost of assets and a component for estimated cost of future removal, net of any salvage value at retirement.  Upon retirement, the original cost of the retired assets, net of salvage value, is charged against accumulated depreciation.  The cost of repairs and maintenance, including planned major maintenance activities and minor replacements of property, is charged to Operating and maintenance expense as incurred.

Allowance for Funds Used During Construction

AFUDC represents the estimated cost of debt (i.e., interest) and equity funds used to finance regulated plant additions before they go into service and is capitalized as part of the cost of construction.  AFUDC is recoverable through rates over the life of the related property once the property is placed in service.  AFUDC related to the cost of debt is recorded as a reduction to interest expense.  AFUDC related to the cost of equity is recorded in other income.  The Utility recorded AFUDC related to debt and equity, respectively, of $111 million and $184 million during 2024, $82 million and $179 million during 2023, and $81 million and $184 million during 2022.

Asset Retirement Obligations

The following table summarizes the changes in ARO during 2024 and 2023, including nuclear decommissioning obligations:

(in millions)	2024	2023
ARO liability at beginning of year	$5,512	$5,912
Revision in estimated cash flows	(290)	(585)
Accretion	269	253
Liabilities settled	(47)	(68)
ARO liability at end of year	$5,444	$5,512

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

To estimate its liability, the Utility uses a discounted cash flow model based upon significant estimates and assumptions about future decommissioning costs, escalation rates, credit-adjusted risk-free rates, and estimated decommissioning dates. For generation facilities, the Utility uses a probability-weighted, discounted cash flow model. For nuclear generation facilities, the model also considers multiple decommissioning start-year scenarios. The estimated future cash flows are discounted using a credit-adjusted risk-free rate that reflects the risk associated with the decommissioning obligation. The Utility performs detailed cost studies of its nuclear generation facilities in conjunction with the NDCTP, most recently performed in 2021, and updates its nuclear AROs accordingly, unless circumstances warrant more frequent updates, based on its annual evaluation of cost escalation factors and probabilities assigned to various scenarios. The decommissioning cost estimates are based on the plant location and cost characteristics for the Utility’s nuclear power plant. Actual decommissioning costs may vary from these estimates as a result of changes in assumptions such as decommissioning dates; regulatory requirements; technology; and costs of labor, materials, and equipment. The Utility recovers its revenue requirements for decommissioning costs through rates using a non-bypassable charge that the Utility expects will continue until those costs are fully recovered.

The total nuclear decommissioning obligation was $4.0 billion as of December 31, 2024 and December 31, 2023 based on the cost study performed as part of the 2021 NDCTP. As of December 31, 2024, the Utility recorded a $222 million reduction to the nuclear decommissioning ARO to reflect the NRC’s decision to grant DCPP’s extended operations until 2030. The Utility’s ARO could be materially impacted if the Utility does not receive the required federal and state licenses, permits, and approvals.

Disallowance of Plant Costs

PG&E Corporation and the Utility record a charge when it is both probable that costs incurred or projected to be incurred for recently completed plant will not be recoverable through rates charged to customers and the amount of disallowance can be reasonably estimated.

Nuclear Decommissioning Trusts

The Utility’s nuclear generation facilities consist of two units at DCPP and the Humboldt Bay independent spent fuel storage installation.  Nuclear decommissioning requires the safe removal of a nuclear generation facility from service and the reduction of residual radioactivity to a level that permits termination of the NRC license and release of the property for unrestricted use.  The Utility’s nuclear decommissioning costs are recovered through rates and are held in trusts until authorized for release by the CPUC.

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

Government Assistance

The Utility participated in various government assistance programs during the years ended December 31, 2024, 2023, and 2022. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

Assembly Bill 180

On June 30, 2022, AB 180 became law. AB 180 authorized the DWR to use up to $75 million to support contracts with the owners of electric generating facilities pending retirement, such as DCPP, to fund, reimburse or compensate the owner for any costs, expenses or financial commitments incurred to retain the future availability of such generating facilities pending further legislation. The resulting agreement between DWR and the Utility was effective beginning October 1, 2022, and will continue until full disbursement of funds or termination per the agreement. In the event of a termination, the Utility will take reasonable steps to end activities associated with this agreement and will return to DWR any unused funds. During the year ended December 31, 2024, the amount recorded as a reduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel was immaterial to the Consolidated Statements of Income. During the year ended December 31, 2023, the Consolidated Statements of Income reflected $56 million, as a deduction to Cost of electricity for income related to government grants for incurred eligible costs to purchase nuclear fuel.

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility executed a $1.4 billion loan agreement to support the extension of DCPP, up to approximately $1.1 billion of which could be repaid by funds received from the DOE (see “U.S. DOE’s Civil Nuclear Credit Program” below). Under the loan agreement, the DWR pays the Utility a monthly performance-based disbursement equal to $7 for each MWh generated by DCPP, effective September 2, 2022. The Utility may use the proceeds of the performance-based disbursements for any business purpose, except as profits or dividends to shareholders or as otherwise prohibited by SB 846. The Utility began earning performance-based disbursements beginning on September 2, 2022 and is eligible to earn performance-based disbursements until the previously-approved retirement dates for DCPP Unit 1 and Unit 2 (2024 and 2025, respectively). The performance-based disbursements are contingent upon the Utility’s ongoing efforts to pursue extension of and continued safe and reliable operation of DCPP. The aggregate amount of performance-based disbursements under this agreement will not exceed $300 million. The Utility received the final proceeds from the DWR loan agreement in 2024. For more information, see the DWR loan activity table below.

The Utility initially accounts for all disbursements from the DWR loan agreement pursuant to ASC 470, Debt. When the Utility has reasonable assurance that the DWR will forgive loan disbursements (such as when the Utility earns a performance-based disbursement or when funds expected to be received from the DOE are less than incurred eligible costs), the Utility recognizes those forgiven loans as income related to government grants. The Utility records the income related to government grants as a deduction to expense in the same period(s) that eligible costs are incurred.

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Consolidated Financial Statements:

(in millions)	2024	2023	2022
Long-term debt:
Beginning Balance - DWR loan outstanding	$98	$312	$—

Proceeds received	980	—	350

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(117)	(124)	(38)
Operating and maintenance expense - Loan forgiveness and other adjustments	(75)	(90)	—

Long-term debt:
Ending Balance - DWR loan outstanding	$886	$98	$312

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the years ended December 31, 2024 and 2023, the Consolidated Statements of Income reflected $265 million and $115 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the years ended December 31, 2024 and 2023, the Consolidated Statements of Income reflected $138 million and $76 million, as a deduction to Cost of electricity, for income related to government grants for incurred fuel costs to support the extension of DCPP.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the year ended December 31, 2024 or is expected to be provided in the future that was not previously contractually required. As of December 31, 2024 and December 31, 2023, the SPV had net accounts receivable of $3.2 billion and $2.7 billion, respectively, and outstanding borrowings of zero and $1.5 billion respectively, under the Receivables Securitization Program. For more information, see Note 4 below.

AB 1054 Securitization

PG&E Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing orders for the AB 1054 securitization transactions, the Utility sold its right to receive revenues from non-bypassable fixed recovery charges (“Recovery Property”) to PG&E Recovery Funding LLC, which, in turn, issued three separate series of recovery bonds secured by separate Recovery Property.

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the year ended December 31, 2024 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, November 30, 2022, and August 1, 2024, PG&E Recovery Funding LLC issued $860 million, $983 million, and $1.42 billion of senior secured recovery bonds, respectively. As of December 31, 2024 and December 31, 2023, PG&E Recovery Funding LLC had outstanding borrowings of $3.2 billion and $1.8 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Consolidated Balance Sheets.

SB 901 Securitization

PG&E Wildfire Recovery Funding LLC is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the financing order for the first and second SB 901 securitization transactions, the Utility sold its right to receive revenues from non-bypassable fixed recovery charges (“SB 901 Recovery Property”) to PG&E Wildfire Recovery Funding LLC, which, in turn, issued two separate series of recovery bonds secured by separate SB 901 Recovery Property.

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the year ended December 31, 2024 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022 and July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion and $3.9 billion of senior secured recovery bonds, respectively. As of December 31, 2024 and December 31, 2023, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.2 billion and $7.3 billion respectively, included in Long-term debt and Long-term debt, classified as current on the Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of December 31, 2024, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of December 31, 2024, it did not consolidate any of them.

The Lakeside Building

BA2 300 Lakeside LLC, a wholly owned subsidiary of TMG Bay Area Investments II, LLC, and the Utility are parties to an office lease agreement for approximately 910,000 rentable square feet of space within the Lakeside Building, which serves as the Utility’s principal administrative headquarters.

BA2 300 Lakeside LLC is considered a VIE because the group that holds the equity investment at risk lacks the right to receive the expected residual returns of the entity due to a fixed-price purchase option covering more than 50% of the fair value of the assets held by the entity. The most significant activities that impact the economic performance of BA2 300 Lakeside LLC are decisions related to significant maintenance and remarketing of the property, and the Utility does not have any decision-making rights associated with these activities. The Utility’s financial obligation is limited to an issued letter of credit, base rent, and certain costs it pays according to the office lease agreement. As a result, the Utility is not considered the primary beneficiary and does not consolidate BA2 300 Lakeside LLC. For more information, see “Oakland Headquarters Lease and Purchase” in Note 15 below.

Contributions to the Wildfire Fund Established Pursuant to AB 1054

PG&E Corporation and the Utility account for contributions to the Wildfire Fund by capitalizing an asset, amortizing ratably over the life of the fund based on an estimated period of coverage, and incrementally adjusting for accelerated amortization as the level of coverage declines, as further described below. AB 1054 did not specify a period of coverage for the Wildfire Fund, and so this accounting treatment is subject to significant accounting judgments and estimates. In estimating the period of coverage, PG&E Corporation and the Utility used a dataset of historical, publicly available fire-loss data caused by electrical equipment to create Monte Carlo simulations of expected loss. The number of years of historic fire-loss data and the effectiveness of mitigation efforts by the California electric utility companies are significant assumptions used to estimate the period of coverage. Other assumptions include the estimated costs to settle wildfire claims for participating electric utilities including the Utility, the CPUC’s determinations of whether costs were just and reasonable in cases of electric utility-caused wildfires and amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. These assumptions create a high degree of uncertainty for the estimated useful life of the Wildfire Fund.

PG&E Corporation and the Utility re-evaluate the estimated period of coverage annually and as required when additional information becomes available. Changes in any of the assumptions could materially impact the estimated period of coverage. PG&E Corporation and the Utility initially estimated a period of coverage of 15 years. In the first quarter of 2024, the annual assessment resulted in the expected life of the Wildfire Fund increasing to 20 years after incorporating 2023 loss information into the dataset with no new events triggering a claim against the Wildfire Fund. PG&E Corporation and the Utility also assess the Wildfire Fund asset for acceleration of the amortization of the asset in the event that claims are made from the Wildfire Fund for catastrophic wildfires.

As of December 31, 2024, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $564 million in Other noncurrent liabilities, $301 million in Current assets - Wildfire Fund asset, and $4.1 billion in Noncurrent assets - Wildfire Fund asset in the Consolidated Balance Sheets. During the year ended December 31, 2024 and 2023, the Utility recorded amortization and accretion expense of $383 million and $567 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Consolidated Statements of Income.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) for the year ended December 31, 2024 consisted of the following:

(in millions, net of income tax)	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
Beginning balance	$(28)	$18	$2	$(8)
Other comprehensive income before reclassifications:
Unrealized gain on investments (net of taxes of $0, $0 and $0, respectively)	—	—	1	1
Unrecognized net actuarial gain (loss) (net of taxes of $104, $11 and $0, respectively)	(268)	29	—	(239)
Regulatory account transfer (net of taxes of $101, $11 and $0, respectively)	260	(29)	—	231
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (credit) (net of taxes of $1, $1 and $0, respectively) (1)	(2)	2	—	—
Amortization of net actuarial (gain) loss (net of taxes of $0, $6 and $0, respectively) (1)	1	(16)	—	(15)
Regulatory account transfer (net of taxes of $1, $5 and $0, respectively) (1)	2	14	—	16
Net current period other comprehensive income	(7)	—	1	(6)
Ending balance	$(35)	$18	$3	$(14)

(1) These components are included in the computation of net periodic pension and other postretirement benefit costs.  See Note 12 below for additional details.
(2) Includes amounts related to the customer credit trust and Pacific Energy Risk Solutions, LLC.

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) for the year ended December 31, 2023 consisted of the following:

(in millions, net of income tax)	Pension Benefits	Other Benefits	Customer Credit Trust	Total
Beginning balance	$(12)	$18	$(6)	$—
Other comprehensive income before reclassifications:
Unrealized gain on investments (net of taxes of $0, $0 and $3, respectively)	—	—	8	8
Unrecognized net actuarial gain (loss) (net of taxes of $76, $28 and $0, respectively)	(196)	73	—	(123)
Regulatory account transfer (net of taxes of $70, $28 and $0, respectively)	180	(73)	—	107
Amounts reclassified from other comprehensive income:
Amortization of prior service cost (credit) (net of taxes of $1, $1 and $0, respectively) (1)	(3)	2	—	(1)
Amortization of net actuarial (gain) loss (net of taxes of $0, $5 and $0, respectively)(1)	1	(14)	—	(13)
Regulatory account transfer (net of taxes of $1, $4 and $0, respectively) (1)	2	12	—	14
Net current period other comprehensive income (loss)	(16)	—	8	(8)
Ending balance	$(28)	$18	$2	$(8)

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

The Utility estimates the ROU assets and lease liabilities at net present value using its incremental secured borrowing rates unless it can ascertain an implicit discount rate from the leasing arrangement. The incremental secured borrowing rate is based on observed market data and other information available at the lease commencement date. The ROU assets and lease liabilities only include the fixed lease payments for arrangements with terms greater than 12 months. These amounts are presented within the supplemental disclosures of noncash activities on the Consolidated Statement of Cash Flows. Renewal and termination options only impact the lease term if it is reasonably certain that they will be exercised. PG&E Corporation recognizes lease expense on a straight-line basis over the lease term. The Utility recognizes lease expense as paid in conformity with ratemaking.

Financing Leases

Financing leases are included in financing lease ROU assets and current and noncurrent financing lease liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, the Utility made total fixed cash payments of $315 million and $142 million, respectively, for financing leases, which were included in the measurement of financing lease liabilities and are presented within financing activities on the Consolidated Statement of Cash Flows. Financing leases were immaterial for the year ended December 31, 2022. Any variable lease payments for financing leases are included in operating activities on the Consolidated Statement of Cash Flows. The majority of the Utility’s financing lease ROU assets and lease liabilities relate to the Oakland Headquarters lease discussed below.

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of December 31, 2024, the Landlord has made available approximately 715,000 rentable square feet of the leased premises for the Utility’s use.

On July 11, 2023, the Utility and the Landlord entered into an Amendment to Office Lease and an Agreement of Purchase and Sale and Joint Escrow Instructions, pursuant to which the Utility was deemed to have exercised its option to purchase the legal parcel that contains the Lakeside Building (the “Property”), as modified. Pursuant to the Agreement of Purchase and Sale and Joint Escrow Instructions, the purchase price of the Property will be $906 million, with deposits applicable to such purchase price of $150 million paid by July 11, 2023, $250 million paid by July 11, 2024, and the remaining $506 million to be paid at closing on or before June 3, 2025. The Utility will also receive a credit of approximately $172 million towards the final payment, subject to adjustments, which represents the estimated outstanding principal balance of a loan carried by the Property that will be assigned to, and assumed by, the Utility at closing. The Utility will continue to lease the Property pursuant to the Lease, as amended, until closing.

The execution of the Amendment to Office Lease Agreement on July 11, 2023 triggered a modification of the Lease, which resulted in the Lease being remeasured and reclassified from an operating lease to a financing lease during the year ended 2023.

As of December 31, 2024, the Utility has recorded $807 million in Financing lease ROU assets, $282 million in accumulated amortization, $136 million in leasehold improvements, net of accumulated amortization, which includes $51 million that was provided to the Utility as lease incentives, and $575 million in current Financing lease liabilities in the Consolidated Financial Statements primarily related to the Lease, as amended. As of December 31, 2023, the Utility recorded $787 million in Financing lease ROU assets, $108 million in accumulated amortization, $218 million in leasehold improvements, net of accumulated amortization, which includes $134 million that was provided to the Utility as lease incentives, $259 million in current Financing lease liabilities, and $554 million in noncurrent Financing lease liabilities in the Consolidated Financial Statements primarily related to the Lease, as amended.

At December 31, 2024 and 2023, the Utility’s financing lease had a weighted average remaining lease term of 0.5 years and 1.6 years and a weighted average discount rate of 6.2% and 6.5%, respectively.

The following table shows the lease cost recognized for the fixed and variable component of the Utility’s lease obligations:

	Year Ended December 31,
(in millions)	2024	2023
Financing lease fixed cost:
Amortization of ROU assets	$274	$115
Interest on lease liabilities	42	27
Financing lease variable cost	9	3
Total financing lease costs	$325	$145

At December 31, 2024, the Utility expects to pay $591 million of lease payments in 2025.

Operating Leases

Operating leases are included in operating lease ROU assets and current and noncurrent Operating lease liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023, and 2022, the Utility made total cash payments, including fixed and variable, of $1.6 billion, $1.9 billion, and $2.3 billion, respectively, for operating leases which are presented within operating activities on the Consolidated Statement of Cash Flows.

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

At December 31, 2024 and 2023, the Utility’s operating leases had a weighted average remaining lease term of 7.5 years and 8.2 years and a weighted average discount rate of 6.5% and 6.4%, respectively.

The following table shows the lease cost recognized for the fixed and variable component of the Utility’s lease obligations:

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating lease fixed cost	$116	$269	$500
Operating lease variable cost	1,524	1,632	1,829
Total operating lease costs	$1,640	$1,901	$2,329

At December 31, 2024, the Utility’s future expected operating lease payments were as follows:

(in millions)	December 31, 2024
2025	$116
2026	112
2027	110
2028	97
2029	62
Thereafter	195
Total lease payments	692
Less imputed interest	(173)
Total	$519

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended the existing guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. PG&E Corporation and the Utility adopted this ASU in December 2024. See “Segment Reporting” above for additional disclosures as a result of adopting this ASU. There was no material impact on PG&E Corporation’s or the Utility’s Consolidated Financial Statements resulting from the adoption of this ASU.

Accounting Standards Issued But Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the existing guidance to enhance the transparency and decision usefulness of income tax disclosures. The standard requires consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This ASU became effective for PG&E Corporation and the Utility on January 1, 2025. PG&E Corporation and the Utility do not expect the guidance to have a significant impact on their Consolidated Financial Statements and related disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the existing guidance to require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Consolidated Financial Statements and related disclosures.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends the existing guidance by clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. Under this ASU, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Consolidated Financial Statements and related disclosures.

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

Noncurrent regulatory assets are comprised of the following:

	Balance at December 31,		Recovery Period
(in millions)	2024	2023
Pension benefits (1)	$673	$348	Indefinitely
Environmental compliance costs	1,172	1,218	32 years
Price risk management	167	160	up to 15.5 years
Catastrophic event memorandum account (2)	742	1,074	Various
Wildfire-related accounts (3)	1,697	2,915	1 - 3 years
Deferred income taxes (4)	4,771	3,543	Various
Financing costs (5)	216	196	Various
SB 901 securitization (6)	5,194	5,249	28 years
General rate case memorandum accounts (7)	95	1,291	Various
Other	834	1,195	Various
Total noncurrent regulatory assets	$15,561	$17,189

(1) Payments into the pension and other benefits plans are based on annual contribution requirements. As these annual requirements continue indefinitely into the future, the Utility expects to continuously recover pension benefits.
(2) Includes costs of responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities. As of December 31, 2024 and 2023, $1 million and $43 million in COVID-19 related costs were recorded to CEMA regulatory assets, respectively. Recovery of CEMA costs is subject to CPUC review and approval.
(3) Represents costs associated with wildfire mitigation and prevention activities and includes the WEMA, FHPMA, FRMMA, WMPMA, WMBA, VMBA and MGMA.
(4) Represents cumulative differences between amounts recognized for ratemaking purposes and expense recognized in accordance with GAAP.
(5) Includes costs associated with long-term debt financing deemed recoverable under ASC 980, Regulated Operations more than twelve months from the current date. These costs and their amortization periods are reviewed and approved in the Utility’s cost of capital or other regulatory filings.
(6) In connection with the SB 901 securitization, the CPUC authorized the issuance of recovery bonds to finance $7.5 billion of claims associated with the 2017 Northern California wildfires. The balance represents PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust, net of amortization since inception. The recovery bonds will be paid through fixed recovery charges, which are designed to recover the full scheduled principal amount of the recovery bonds along with any associated interest and financing costs. See Note 5 below.
(7) The GRC memorandum accounts track the differences between the revenue requirements in effect on January 1, 2023 and the revenue requirements authorized by the CPUC in the 2023 GRC final decision in December 2023 to be collected over 24 months. The balance as of December 31, 2024 relates to revenue to be recognized related to gas transmission and storage capital expenditures incurred during the period from 2011 to 2014. This revenue is being recognized over 60 months, which began in August 2022.

Regulatory Liabilities

Current Regulatory Liabilities

At December 31, 2024 and 2023, the Utility had current regulatory liabilities of $1.2 billion. At December 31, 2024, current regulatory liabilities consisted primarily of billed revenues exceeding TO20 transmission revenue requirements. Current regulatory liabilities are included within Current liabilities-other in the Consolidated Balance Sheets.

Noncurrent Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at December 31,
(in millions)	2024	2023
Cost of removal obligations (1)	$8,943	$8,191
Public purpose programs (2)	1,112	1,238
Employee benefit plans (3)	1,088	1,032
Transmission tower wireless licenses (4)	306	384
SFGO sale (5)	79	185
SB 901 securitization (6)	6,295	6,628
Wildfire self-insurance (7)	804	407
Other	790	1,379
Total noncurrent regulatory liabilities	$19,417	$19,444

(1) Represents the cumulative differences between the recorded costs to remove assets and amounts collected through rates for expected costs to remove assets.
(2) Represents amounts received from customers designated for public purpose program costs expected to be incurred beyond the next 12 months, primarily related to energy efficiency programs.
(3) Represents cumulative differences between incurred costs and amounts collected through rates for post-retirement medical, post-retirement life, and long-term disability plans.
(4) Represents the portion of the net proceeds received from the sale of transmission tower wireless licenses that will be returned to customers through 2042. Of the $306 million, $273 million will be refunded to FERC-jurisdictional customers, and $33 million will be refunded to CPUC-jurisdictional customers.
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

Regulatory Balancing Accounts

The Utility tracks (1) differences between the Utility’s authorized revenue requirement and customer billings, and (2) differences between incurred costs and customer billings.  To the extent these differences are probable of recovery or refund over the next 12 months, the Utility records a current regulatory balancing account receivable or payable.  Regulatory balancing accounts that the Utility expects to collect or refund over a period exceeding 12 months are recorded as other noncurrent assets – regulatory assets or noncurrent liabilities – regulatory liabilities, respectively, in the Consolidated Balance Sheets.  These differences do not have an impact on net income.  Balancing accounts fluctuate during the year based on seasonal electric and gas usage and timing differences between when costs are incurred and customer revenues are collected.

Some regulatory balancing accounts receivable earn interest which is reflected in Interest income in the Consolidated Statements of Income. Some regulatory balancing accounts payable accrue interest which is reflected in Interest expense in the Consolidated Statements of Income. Interest income from balancing accounts receivable was $537 million, $547 million and $153 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense from balancing accounts payable was $323 million, $257 million and $81 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Receivable Balance at December 31,
(in millions)	2024	2023
Electric distribution (1)	$1,591	$1,092
Electric transmission (2)	117	99
Gas distribution and transmission (3)	387	144
Energy procurement (4)	1,066	1,002
Public purpose programs (5)	162	137
Wildfire-related accounts (6)	979	568
Insurance premium costs (7)	38	227
Residential uncollectibles balancing accounts (8)	260	507
Catastrophic event memorandum account (9)	500	413
General rate case memorandum accounts (10)	1,113	1,097
Other	1,014	374
Total regulatory balancing accounts receivable	$7,227	$5,660

	Payable Balance at December 31,
(in millions)	2024	2023
Electric transmission (2)	$883	$200
Gas distribution and transmission (3)	72	224
Energy procurement (4)	329	77
Public purpose programs (5)	882	299
SFGO sale	93	79
Wildfire-related accounts (6)	337	125
Nuclear decommissioning adjustment mechanism (11)	23	216
Other	550	449
Total regulatory balancing accounts payable	$3,169	$1,669

(1) The electric distribution accounts track the collection of revenue requirements approved in the GRC and other proceedings.
(2) The electric transmission accounts track recovery of costs related to the transmission of electricity approved in FERC TO rate cases.
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
(6) The wildfire-related accounts track costs associated with wildfire mitigation and prevention activities and includes the FHPMA, WMPMA, WMBA and VMBA.
(7) The insurance premium costs accounts track the current portion of incremental excess liability insurance costs recorded to the Risk Transfer Balancing Account, as authorized in the 2023 GRC.
(8) The RUBA tracks costs associated with customer protections, including higher uncollectible costs related to a moratorium on electric and gas service disconnections for residential customers. The RUBA balance decreased from December 31, 2023 to December 31, 2024 mainly due to a decrease in under-collections from residential customers in 2024, which are expected to be recovered in 2025.
(9) The CEMA tracks costs associated with responding to catastrophic events that have been declared a disaster or state of emergency by competent federal or state authorities which were approved for cost recovery in the 2020 WMCE final decision, 2021 WMCE final decision, and final decision on the 2023 WMCE interim rate relief.
(10) The GRC memorandum accounts track the difference between the revenue requirements in effect on January 1, 2023 and the revenue requirements authorized by the CPUC in the 2023 GRC final decision in December 2023.
(11) The Nuclear decommissioning adjustment mechanism account tracks the collection of revenue requirements associated with the decommissioning of the Utility’s nuclear facilities which were approved in the 2021 NDCTP final decision.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of December 31, 2024:

(in millions)	Termination Date		Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2029	(1)	$4,400	(2)	$—	$(633)	$3,767
Utility Receivables Securitization Program (3)	June 2026		1,500	(4)	—	—	1,500	(4)
PG&E Corporation revolving credit facility	June 2027		500		—	—	500
Total credit facilities			$6,400		$—	$(633)	$5,767

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

On June 28, 2024, the Utility amended its then-existing bridge term loan credit agreement to, among other things, (i) extend the maturity date from August 15, 2024 to December 16, 2024, and (ii) modify the mandatory prepayment provision to require the Utility to prepay term loans outstanding under such credit agreement, subject to certain exceptions, with 100% of the net cash proceeds received by the Utility from the issuance of debt securities or incurrence of any debt under any bank credit facilities (excluding AB 1054 securitizations and the Utility’s revolving credit agreement). As of December 31, 2024, the bridge term loan was no longer outstanding.

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

AB 1054 Securitization

AB 1054 provides that certain capital expenditures may be financed using a structure that securitizes a dedicated customer charge. On February 16, 2024, CPUC issued a final decision approving a third transaction to use securitization to finance the recovery of up to $1.38 billion of fire risk mitigation capital expenditure amounts that have been or would be incurred by the Utility from August 1, 2019 through the second quarter of 2024. In addition, the final decision authorized one or more series of recovery bonds and authorized the Utility to collect a non-bypassable charge sufficient to pay debt service on the recovery bonds.

On August 1, 2024, PG&E Recovery Funding LLC issued approximately $1.42 billion of senior secured recovery bonds. The senior secured recovery bonds were issued in three tranches: (1) approximately $300 million with an interest rate of 4.838% due June 1, 2035, (2) approximately $373 million with an interest rate of 5.231% due June 1, 2042, and (3) approximately $746 million with an interest rate of 5.529% due June 1, 2051. The payment dates for the senior secured recovery bonds are June 1 and December 1 of each year, commencing on June 1, 2025 and continuing until the final repayment date. PG&E Recovery Funding LLC and the Utility entered into certain agreements in connection with the issuance of the senior secured recovery bonds, including (1) the Recovery Property Servicing Agreement (“the Servicing Agreement”), (2) the Recovery Property Purchase and Sale Agreement (the “Sale Agreement”), and (3) the Administration Agreement (the “Administration Agreement”), each dated as of August 1, 2024.

Pursuant to the agreements described above, the Utility sells rights and interests in the Recovery Property created pursuant to the Wildfire Financing Law and the Financing Order (each as defined in the Sale Agreement) to PG&E Recovery Funding LLC; the Utility carries out the functions pursuant to the Servicing Agreement to determine the Fixed Recovery Charges (as defined in the Sale Agreement); and the Utility provides corporate management services to PG&E Recovery Funding LLC pursuant to the Administration Agreement. The Utility used the proceeds of the sale of the Recovery Property in accordance with the Wildfire Financing Law and the Financing Order.

For more information on PG&E Recovery Funding LLC, see “Variable Interest Entities” in Note 2 above.

Short-Term Borrowings

On September 5, 2024, the Utility completed the sale of $1.0 billion aggregate principal amount of Floating Rate First Mortgage Bonds due 2025. The Utility used the net proceeds for the repayment of a portion of borrowings outstanding under its then-existing bridge term loan credit agreement.

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

On September 5, 2024, the Utility completed the sale of $750 million aggregate principal amount of 5.900% First Mortgage Bonds due 2054. The Utility used the net proceeds for the repayment of a portion of borrowings outstanding under its then-existing bridge term loan credit agreement.

PG&E Corporation

On September 11, 2024, PG&E Corporation completed the sale of $1.0 billion aggregate principal amount of 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055. These notes initially bear interest at the rate of 7.375% per annum, and beginning March 15, 2030 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.883% (but not below 7.375%). PG&E Corporation used the net proceeds for general corporate purposes, including to fully prepay all loans outstanding under its existing term loan agreement in an aggregate principal amount equal to $500 million. During the year ended December 31, 2024, PG&E Corporation recognized a $9 million loss within Interest expense on the Consolidated Statements of Income related to the early extinguishment and associated write-off of deferred debt issuance costs of the term loan agreement.

On November 15, 2024, PG&E Corporation completed the sale of an additional $500 million aggregate principal amount of 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055. These notes initially bear interest at the rate of 7.375% per annum, and beginning March 15, 2030 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.883% (but not below 7.375%). PG&E Corporation used the net proceeds for general corporate purposes.

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

The Convertible Notes are governed by an indenture (the “Convertible Notes Indenture”). The Convertible Notes Indenture contains limited covenants, including those restricting PG&E Corporation’s ability and certain of PG&E Corporation’s subsidiaries’ ability to create liens, engage in sale and leaseback transactions or merge or consolidate with another entity.

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

•during the five consecutive business day period immediately after any 10 consecutive trading day period (“measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes, as determined following a request by a holder of Convertible Notes in accordance with the procedures described in the Convertible Notes Indenture, for each trading day of the measurement period was less than 90% of the product of the last reported sale price of PG&E Corporation’s common stock and the conversion rate on each such trading day; or

•upon specified distributions and corporate events described in the Convertible Notes Indenture.

On or after September 1, 2027, the Convertible Notes are convertible by means of Combination Settlement (as described below) by holders at any time in whole or in part until the close of business on the business day immediately preceding the maturity date.

On December 8, 2023, PG&E Corporation delivered an irrevocable notice (the “Irrevocable Notice”) to the Trustee under the Convertible Notes Indenture to irrevocably fix the Settlement Method upon conversion to Combination Settlement with a Specified Dollar Amount (each as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes at or above $1,000 for any conversions of the Convertible Notes occurring subsequent to the delivery of such Irrevocable Notice on December 8, 2023; provided that in no event shall the Specified Dollar Amount per $1,000 principal amount of Convertible Notes be less than $1,000.

The conversion rate for the Convertible Notes is initially 43.146 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $23.18 per share of PG&E Corporation common stock). The conversion rate and the corresponding conversion price are subject to adjustment in connection with some events but will not be adjusted for any accrued and unpaid interest. PG&E Corporation may not redeem the Convertible Notes prior to the maturity date.

If PG&E Corporation undergoes a Fundamental Change (other than an Exempted Fundamental Change, each as defined in the Convertible Notes Indenture), subject to certain conditions, holders may require PG&E Corporation to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the Convertible Notes Indenture). As of December 31, 2024, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, debt with an embedded conversion feature should be accounted for in its entirety as a liability, and no portion of the proceeds from the issuance of the convertible debt instrument should be accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a premium that is subject to the guidance in ASC 470. The Convertible Notes issued are accounted for as a liability with no portion of the proceeds attributable to the conversion options as the conversion feature did not require separate accounting as a derivative, and the Convertible Notes did not involve a premium subject to the guidance in ASC 470.

As of December 31, 2024 and 2023, the Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.13 billion and $2.12 billion, with unamortized debt issuance costs of $20 million and $27 million, respectively, in Long-term debt. For the year ended December 31, 2024 and 2023, the Consolidated Statements of Income reflected the total interest expense of approximately $98 million and $7 million, respectively.

The following table summarizes PG&E Corporation’s and the Utility’s Long-term debt:

		Balance at
(in millions)	Contractual Interest Rates	December 31, 2024	December 31, 2023
PG&E Corporation
Term Loan	7.85%	$—	$500
Convertible Notes due 2027	4.25%	2,150	2,150
Senior Secured Notes due 2028	5.00%	1,000	1,000
Senior Secured Notes due 2030	5.25%	1,000	1,000
Junior Subordinated Notes due 2055	7.38%	1,500	—
Unamortized discount, premium and debt issuance costs, net		(39)	(51)
Total PG&E Corporation Long-Term Debt		5,611	4,599
Utility
First Mortgage Bonds - Stated Maturity:
2024	3.40% - 3.75%	—	800
2025	3.45% - 4.95%	1,925	1,925
2026	2.95% - 3.15%	2,551	2,551
2027	2.10% - 5.45%	3,000	3,000
2028	3.00% - 4.65%	1,975	1,975
2029	4.20% - 6.10%	2,100	1,250
2030	4.55%	3,100	3,100
2031	2.50% - 3.25%	3,000	3,000
2032	4.40% - 5.90%	1,050	1,050
2033	6.15% - 6.40%	1,900	1,900
2034	5.80% - 6.95%	1,900	800
2040	3.30% - 4.50%	2,951	2,951
2041	4.20% - 4.50%	700	700
2042	3.75% - 4.45%	750	750
2043	4.60%	375	375
2044	4.75%	675	675
2045	4.30%	600	600
2046	4.00% - 4.25%	1,050	1,050
2047	3.95%	850	850
2050	3.50% - 4.95%	5,025	5,025
2052	5.25%	550	550
2053	6.70% - 6.75%	2,300	2,000
2054	5.90%	750	—
Less: current portion, net of unamortized discount and debt issuance costs		(1,924)	(800)
Unamortized discount, premium and debt issuance costs, net		(226)	(246)
Total Utility First Mortgage Bonds		36,927	35,831
Recovery Bonds (1)		10,367	9,124
Less: current portion		(222)	(176)
DWR Loan (2)		886	98
Credit Facilities
Receivables Securitization Program	6.75%	—	1,499
2-Year Term Loan	6.60%	—	400
Less: current portion		—	(400)
Total Utility Long-Term Debt		47,958	46,376
Total PG&E Corporation Consolidated Long-Term Debt		$53,569	$50,975

(1) The amount includes bonds related to AB 1054 and SB 901 securitization transactions. For AB 1054 interest rates, see the 2021 Form 10-K, the 2022 Form 10-K, and “AB 1054 Securitization” above. For SB 901 interest rates, see the 2022 Form 10-K.
(2) The Utility is not required to pay interest on the DWR loan, see Note 2 - Government Assistance.

Contractual Repayment Schedule

PG&E Corporation’s and the Utility’s combined stated long-term debt principal repayment amounts at December 31, 2024 are reflected in the table below:

(in millions, except interest rates)	2025	2026	2027	2028	2029	Thereafter	Total
PG&E Corporation
Average fixed interest rate	—%	—%	4.25%	5.00%	—%	6.53%	5.39%
Fixed rate obligations	$—	$—	$2,150	$1,000	$—	$2,500	$5,650
Utility (1)
Average fixed interest rate	3.82%	3.10%	3.22%	3.58%	5.52%	4.72%	4.44%
Fixed rate obligations	$1,925	$2,551	$3,000	$1,975	$2,100	$27,526	$39,077
Recovery Bonds (2)
AB 1054 obligations	$88	$81	$84	$88	$91	$2,728	$3,160
SB 901 obligations	135	140	146	152	159	6,475	7,207
Total consolidated debt	$2,148	$2,772	$5,380	$3,215	$2,350	$39,229	$55,094

(1) The balance excludes DWR loan, see Note 2 - Government Assistance.
(2) Recovery bonds were issued by, and are repayment obligations of, consolidated VIEs. For AB 1054 interest rates, see the 2021 Form 10-K, the 2022 Form 10-K, and “AB 1054 Securitization” above. For SB 901 interest rates, see the 2022 Form 10-K.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The customer credit trust (see Note 11 below) funds a customer credit to ratepayers, designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds to offset the fixed recovery charge. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Consolidated Statements of Income and had no net impact on Operating revenues for the year ended December 31, 2024.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, $350 million was contributed on March 28, 2024, and $650 million is required to be contributed no later than March 31, 2025 unless certain conditions are met requiring an earlier contribution or unless otherwise ordered by the CPUC. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As the Fire Victim Trust sold PG&E Corporation common stock shares it held, the SB 901 securitization regulatory liability increased accordingly. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Consolidated Statements of Income. During the year ended December 31, 2024, the Utility recorded $328 million for amortization of the regulatory asset and liability in the Consolidated Statements of Income. During the year ended December 31, 2023, the Utility recorded SB 901 securitization charges, net, of $1.3 billion for tax benefits realized within Income tax expense related to the Fire Victim Trust’s sale of PG&E Corporation common stock and $322 million for amortization of the regulatory asset and liability in the Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2024	2023
Balance at January 1	$5,249	$5,378
Amortization	(55)	(129)
Balance at December 31	$5,194	$5,249

	SB 901 securitization regulatory liability
(in millions)	2024	2023
Balance at January 1	$(6,628)	$(5,800)
Amortization	383	451
Additions(1)	(50)	(1,279)
Balance at December 31	$(6,295)	$(6,628)
(1) Includes $16 million and $12 million of returns on investments in the customer credit trust expected to be credited to customers for the years ended December 31, 2024 and 2023, respectively.

NOTE 6: COMMON STOCK AND SHARE-BASED COMPENSATION

PG&E Corporation had 2,193,573,536 shares of common stock outstanding at December 31, 2024. PG&E Corporation held all of the Utility’s outstanding common stock at December 31, 2024.

On December 4, 2024, PG&E Corporation issued 55,961,070 shares of common stock, no par value, for cash proceeds of approximately $1.13 billion. The proceeds from this issuance are intended to be used for general corporate purposes, which may include, among other things, to fund its five-year capital investment plan.

Ownership Restrictions in PG&E Corporation’s Amended Articles

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations (which could limit PG&E Corporation or the Utility’s ability to use these deferred tax assets to offset taxable income). In general, an ownership change occurs if the aggregate value of the stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). The Amended Articles limit Transfers (as defined in the Amended Articles) that increase a person’s or entity’s (including certain groups of persons) ownership of PG&E Corporation’s equity securities to 4.75% or more prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation.

Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Accordingly, although PG&E Corporation had 2,671,320,389 common shares outstanding as of February 5, 2025, only 2,193,576,799 common shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles with the result that the ownership limitation based on the unadjusted outstanding stock of PG&E Corporation is lower than 4.75% and can vary based on the relative value of the common stock and mandatory convertible preferred stock on any particular date.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

Dividends

CPUC holding company rules require that the Utility’s dividend policy be established by the Utility’s Board of Directors on the same basis as if the Utility were a stand-alone utility company, and that the capital requirements of Utility, as deemed to be necessary to meet the Utility’s electricity service obligations, shall receive first priority from the Boards of Directors of both PG&E Corporation and the Utility. The CPUC requires the Utility to maintain a capital structure composed of at least 52% equity on average. The CPUC has granted the Utility a temporary waiver from compliance with its authorized capital structure until 2025 for the financing in place upon the Utility’s emergence from Chapter 11.

California law also requires that for a dividend to be declared: (a) retained earnings must equal to or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation’s assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. A California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature.

Additionally, neither PG&E Corporation nor the Utility may pay common stock dividends unless all cumulative preferred dividends on PG&E Corporation’s Mandatory Convertible Preferred Stock and the Utility’s preferred stock, respectively, have been paid.

Subject to the foregoing restrictions, any decision to declare and pay dividends in the future will be made at the discretion of PG&E Corporation’s and the Utility’s Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant.

Utility

On each of February 13, May 16, and September 19, and November 29, 2024, the Board of Directors of the Utility declared common stock dividends of $450 million, $500 million, $500 million, and $575 million, which were paid to PG&E Corporation on March 25, June 3, September 20, and December 24, 2024, respectively.

PG&E Corporation

On each of February 13, May 16, and September 19, 2024, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.01 per share, each declaration totaling $21 million, which were paid on April 15, July 15, and October 15, 2024, to holders of record as of March 28, June 28 and September 30, 2024, respectively. On November 29, 2024, the Board of Directors of PG&E Corporation declared a new quarterly common stock dividend of $0.025 per share, totaling $55 million, which was paid on January 15, 2025, to holders of record as of December 31, 2024.

Long-Term Incentive Plans

The LTIP (i.e., the PG&E Corporation 2014 LTIP or the PG&E Corporation 2021 LTIP, as applicable) permits various forms of share-based incentive awards, including stock options, restricted stock units, performance shares, and other share-based awards, to eligible employees of PG&E Corporation and its subsidiaries.  Non-employee directors of PG&E Corporation are also eligible to receive certain share-based awards.  A maximum of 91 million shares of PG&E Corporation common stock (subject to certain adjustments) has been reserved for issuance under the LTIP, of which 55,900,800 shares were available for future awards at December 31, 2024.

The following table provides a summary of total share-based compensation expense recognized by PG&E Corporation for share-based incentive awards for 2024:

(in millions)	2024	2023	2022
Restricted stock units	67	64	60
Performance shares	31	27	55
Total compensation expense (pre-tax)	$98	$91	$115
Total compensation expense (after-tax)	$71	$65	$83

Share-based compensation costs are generally not capitalized.  There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Stock Options

The exercise price of stock options granted under the LTIP and all other outstanding stock options is equal to the market price of PG&E Corporation’s common stock on the date of grant.  Stock options generally have a 10-year term and vest over three years of continuous service, subject to accelerated vesting in certain circumstances. As of December 31, 2024, there were no unrecognized compensation costs related to nonvested stock options for PG&E Corporation.

The fair value of each stock option on the date of grant is estimated using the Black-Scholes valuation method. No stock options were granted in 2024 or 2023.

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

There was no tax benefit recognized from stock options for the year ended December 31, 2024.

The following table summarizes stock option activity for PG&E Corporation and the Utility for 2024:

	Number of Stock Options	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1	1,396,261	$8.2
Granted (1)	—	—
Exercised	—	—
Forfeited or expired	(652,298)	6.89
Outstanding at December 31	743,963	10.23	2.58
Vested or expected to vest at December 31	743,963	10.23	2.58
Exercisable at December 31	743,963	$10.23	2.58

(1) Represents additional payout of existing stock option grants.

Restricted Stock Units

Restricted stock units generally vest equally over three years. Vested restricted stock units are settled in shares of PG&E Corporation common stock accompanied by cash payments to settle any dividend equivalents associated with the vested restricted stock units.  Compensation expense is generally recognized ratably over the vesting period based on grant-date fair value.  The weighted average grant-date fair value for restricted stock units granted during 2024, 2023, and 2022 was $16.74, $15.70, and $11.40, respectively.  The total fair value of restricted stock units that vested during 2024, 2023, and 2022 was $62 million, $64 million, and $46 million, respectively.  The tax benefit from restricted stock units that vested in 2024 was $21 million.  In general, forfeitures are recorded ratably over the vesting period, using historical averages and adjusted to actuals when vesting occurs.  As of December 31, 2024, $90 million of total unrecognized compensation costs related to nonvested restricted stock units was expected to be recognized over the remaining weighted average period of 1.52 years.

The following table summarizes restricted stock unit activity for 2024:

	Number of Restricted Stock Units	Weighted Average Grant- Date Fair Value
Nonvested at January 1	9,268,425	$13.29
Granted	5,273,850	16.74
Vested	(4,922,000)	12.62
Forfeited	(196,693)	15.27
Nonvested at December 31	9,423,582	$15.52

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

Compensation expense attributable to performance shares is generally recognized ratably over the applicable three-year period based on the grant-date fair value determined using a Monte Carlo simulation valuation model for the TSR-based awards or the grant-date market value of PG&E Corporation common stock for awards based on internal metrics.  The weighted average grant-date fair value for performance shares granted during 2024, 2023, and 2022 was $16.94, $13.39, and $13.44 respectively.  In general, forfeitures are recorded ratably over the vesting period, using historical averages and adjusted to actuals when vesting occurs.  As of December 31, 2024, $48 million of total unrecognized compensation costs related to nonvested performance shares was expected to be recognized over the remaining weighted average period of 1.17 years.

The following table summarizes activity for performance shares in 2024:

	Number of Performance Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	6,602,292	$14.06
Granted	2,714,196	16.94
Vested	(1,779,695)	10.70
Forfeited	(356,587)	13.07
Nonvested at December 31	7,180,206	$15.52

NOTE 7: PREFERRED STOCK

PG&E Corporation

PG&E Corporation has authorized 400 million shares of preferred stock.

On December 5, 2024, PG&E Corporation issued 32,200,000 shares of 6.000% Series A Mandatory Convertible Preferred Stock, at $50.00 per share, for cash proceeds of approximately $1.6 billion. The proceeds from this issuance are intended to be used for general corporate purposes, which may include, among other things, to fund its five-year capital investment plan.

Each share of the Mandatory Convertible Preferred Stock will automatically convert on December 1, 2027. The number of shares of common stock issuable on conversion of Mandatory Convertible Preferred Stock will not be more than 2.4331 shares of common stock and not less than 1.9465 shares of common stock.

Other than during a Fundamental Change Conversion Period (as defined in the PG&E Corporation Preferred Stock Certificate of Designation), at any time prior to December 1, 2027, holders of Mandatory Convertible Preferred Stock have the option to elect to convert their shares of the Mandatory Convertible Preferred Stock, in whole or in part (but in no event in increments of less than one share of the Mandatory Convertible Preferred Stock), into shares of common stock at the Minimum Conversion Rate of 1.9465 shares of common stock per share of Mandatory Convertible Preferred Stock, subject to adjustment as described in the Preferred Stock Preliminary Prospectus Supplement.

Dividends on the Mandatory Convertible Preferred Stock are cumulative. All shares of the Mandatory Convertible Preferred Stock have voting rights and an equal preference in dividend and liquidation rights. Upon liquidation or dissolution of the Utility, holders of the Mandatory Convertible Preferred Stock would be entitled to the par value of such shares plus all accumulated and unpaid dividends, as specified for the class and series. The expected dividend payable on the first dividend payment date is approximately $0.7167 per share of the Mandatory Convertible Preferred Stock. Each subsequent dividend is expected to be $0.75 per share of the Mandatory Convertible Preferred Stock. The dividends will be declared on the February 15, May 15, August 15 and November 15 immediately preceding the relevant dividend payment date.

The Mandatory Convertible Preferred Stock ranks senior to PG&E Corporation’s common stock with respect to the payment of dividends. Accordingly, unless accumulated dividends have been paid on all of the Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on PG&E Corporation’s common stock and PG&E Corporation will not be permitted to repurchase any of its common stock, subject to limited exceptions.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share for the period from and including December 5, 2024 to and excluding March 1, 2025, to be payable on March 1, 2025, to holders of record as of February 14, 2025.

Utility

The Utility has authorized 75 million shares of first preferred stock, with a par value of $25 per share, and 10 million shares of $100 first preferred stock, with a par value of $100 per share.  At December 31, 2024 and 2023, the Utility’s preferred stock outstanding included $145 million of shares with interest rates between 5% and 6% designated as nonredeemable preferred stock and $113 million of shares with interest rates between 4.36% and 5% that are redeemable between $25.75 and $27.25 per share, respectively.  The Utility’s preferred stock outstanding are not subject to mandatory redemption. No shares of $100 first preferred stock are outstanding.

At December 31, 2024, annual dividends on the Utility’s nonredeemable preferred stock ranged from $1.25 to $1.50 per share.  The Utility’s redeemable preferred stock is subject to redemption at the Utility’s option, in whole or in part, if the Utility pays the specified redemption price plus accumulated and unpaid dividends through the redemption date.  At December 31, 2024, annual dividends on the Utility’s redeemable preferred stock ranged from $1.09 to $1.25 per share.

Dividends on all Utility preferred stock are cumulative.  All shares of preferred stock have voting rights and an equal preference in dividend and liquidation rights.  Upon liquidation or dissolution of the Utility, holders of preferred stock would be entitled to the par value of such shares plus all accumulated and unpaid dividends, as specified for the class and series.  The Utility paid $14 million of dividends on preferred stock in 2024. The Utility paid approximately $70 million of dividends on preferred stock in 2022, of which approximately $59 million was paid in arrears. On each of February 13, May 16, and September 19, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on May 15, August 15, and November 15, 2024, respectively, to holders of record as of April 30, July 31, and October 31, 2024. On November 29, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on February 15, 2025, to holders of record as of January 31, 2025.

NOTE 8: EARNINGS PER SHARE

PG&E Corporation’s basic EPS is calculated by dividing the income (loss) available for common shareholders by the weighted average number of common shares outstanding.  PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding share-based compensation in the calculation of diluted EPS.  The following is a reconciliation of PG&E Corporation’s income (loss) available for common shareholders and weighted average common shares outstanding for calculating diluted EPS for 2024, 2023, and 2022.

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Income (loss) available for common shareholders	$2,475	$2,242	$1,800
Weighted average common shares outstanding, basic (1)	2,141	2,064	1,987
Add incremental shares from assumed conversions:
Employee share-based compensation	6	6	8
Equity Units	—	68	137
Weighted average common shares outstanding, diluted	2,147	2,138	2,132
Total earnings (loss) per common share, diluted	$1.15	$1.05	$0.84
(1) Excludes 477,743,590 shares of PG&E Corporation common stock held by the Utility.

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant number of options and securities that were antidilutive. For the year ended December 31, 2024, the calculation of outstanding common shares on a diluted basis excluded the impacts of the Mandatory Convertible Preferred Stock (see Note 7 above), which were antidilutive. In addition, as a result of an irrevocable election made on December 8, 2023 to fix the settlement method to combination settlement, the Convertible Notes (as defined in Note 4) did not have a material impact on the calculation of diluted EPS.

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

The significant components of income tax benefit by taxing jurisdiction were as follows:

	PG&E Corporation			Utility
	Year Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Current:
Federal	$2	$(1)	$(1)	$2	$(1)	$(1)
State	(78)	—	—	(78)	—	—
Deferred:
Federal	(137)	(1,047)	(943)	(72)	(981)	(852)
State	15	(507)	(389)	45	(477)	(348)
Tax credits	(2)	(2)	(5)	(2)	(2)	(5)
Income tax benefit	$(200)	$(1,557)	$(1,338)	$(105)	$(1,461)	$(1,206)

The following tables describe net deferred income tax assets and liabilities:

	PG&E Corporation		Utility
	Year Ended December 31,
(in millions)	2024	2023	2024	2023
Deferred income tax assets:
Tax carryforwards	$9,429	$9,132	$8,955	$8,740
Compensation	171	145	86	82
GHG allowance	471	361	471	361
Wildfire-related claims (1)	295	1,069	295	1,069
Operating lease liability	78	142	78	142
Transmission tower wireless licenses	251	250	251	250
Bad debt	127	134	127	134
Other (2)	140	130	137	109
Total deferred income tax assets	$10,962	$11,363	$10,400	$10,887
Deferred income tax liabilities:
Property-related basis differences	11,021	10,058	11,009	10,047
Regulatory balancing accounts	878	1,433	878	1,433
Debt financing costs	390	428	390	428
Operating lease ROU asset	78	142	78	142
Income tax regulatory asset (3)	1,335	991	1,335	991
Environmental reserve	248	200	248	200
Other (4)	94	91	94	82
Total deferred income tax liabilities	$14,044	$13,343	$14,032	$13,323
Total net deferred income tax liabilities	$3,082	$1,980	$3,632	$2,436

(1) Amounts primarily relate to wildfire-related claims, net of recoveries, and legal and other costs related to various wildfires that have occurred in the Utility’s service area over the past several years.
(2) Amounts include benefits, state taxes, and customer advances for construction.
(3) Represents the tax gross up portion of the deferred income tax for the cumulative differences between amounts recognized for ratemaking purposes and amounts recognized for tax, including the impact of changes in net deferred taxes associated with a lower federal income tax rate as a result of the TCJA.
(4) Amounts primarily include property taxes and prepaid expense.

The following table reconciles income tax expense at the federal statutory rate to the income tax provision:

	PG&E Corporation			Utility
	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in income tax rate resulting from:
State income tax (net of federal benefit) (1)	(2.0)	(57.9)	(75.8)	(0.8)	(34.4)	(26.9)
Effect of regulatory treatment of fixed asset differences (2)	(28.3)	(63.4)	(123.8)	(24.7)	(40.1)	(49.2)
Tax credits	(0.7)	(2.2)	(3.2)	(0.7)	(2.2)	(1.3)
Fire Victim Trust (3)	—	(126.9)	(160.9)	—	(80.2)	(64.0)
Other, net (4)	1.2	2.2	12.9	1.2	1.1	2.2
Effective tax rate	(8.8)%	(227.2)%	(329.8)%	(4.0)%	(134.8)%	(118.2)%

(1) Includes the effect of state flow-through ratemaking treatment.
(2) Includes the effect of federal flow-through ratemaking treatment for certain property-related costs.  For these temporary tax differences, PG&E Corporation and the Utility recognize the deferred tax impact in the current period and record offsetting regulatory assets and liabilities.  Therefore, PG&E Corporation’s and the Utility’s effective tax rates are impacted as these differences arise and reverse.  PG&E Corporation and the Utility recognize such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates.  In 2024, 2023, and 2022, the amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the TCJA passed in December 2017. In addition, for the 2024 tax year, PG&E Corporation and the Utility will implement the accounting method change related to gas repairs in accordance with Revenue Procedure 2013-15.

(3) Includes an adjustment for the tax benefit of the sale of shares by the Fire Victim Trust in 2023 and 2022 and a deferred tax asset write-off associated with the grantor trust election for the Fire Victim Trust in 2021.
(4) These amounts primarily represent the impact of tax audit settlements and non-tax deductible penalty costs.

Unrecognized Tax Benefits

The following table reconciles the changes in unrecognized tax benefits:

	PG&E Corporation			Utility
(in millions)	2024	2023	2022	2024	2023	2022
Balance at beginning of year	$616	$570	$498	$616	$570	$498
Additions for tax position taken during a prior year	—	1	—	—	1	—
Reductions for tax position taken during a prior year	(257)	—	(1)	(257)	—	(1)
Additions for tax position taken during the current year	95	45	73	95	45	73
Settlements	—	—	—	—	—	—
Balance at end of year	$454	$616	$570	$454	$616	$570

The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2024 for PG&E Corporation and the Utility was $106 million.

PG&E Corporation’s and the Utility’s unrecognized tax benefits may change significantly within the next 12 months based on tax audit progress.

Interest income, interest expense and penalties associated with income taxes are reflected in income tax expense on the Consolidated Statements of Income.  For the years ended December 31, 2024, 2023, and 2022, these amounts were immaterial.

Tax Audits

PG&E Corporation’s tax returns have been accepted through 2015 for federal income tax purposes. The IRS is auditing PG&E Corporation’s tax returns for 2015 through 2018. The most significant unresolved matter relates to the deductibility of approximately $850 million in costs for San Bruno related safety spend, which the CPUC did not allow the Utility to recover through rates, and $400 million in customer bill credits. PG&E Corporation records an income tax benefit related to a deduction for an uncertain tax position when it determines it is more likely than not that the uncertain tax position will ultimately be sustained. On June 4, 2024, the Office of Chief Counsel of the IRS issued a technical advice memorandum taking the position that the costs the Utility incurred for San Bruno related to safety spend and customer bill credits are nondeductible fines or penalties. As a result, in the year ended December 31, 2024, PG&E Corporation determined that it is no longer more likely than not that its deduction related to a portion of the customer bill credits would ultimately be sustained. Accordingly, PG&E Corporation has decreased its Income tax benefit by $70 million in the year ended December 31, 2024 related to state and federal income taxes. PG&E Corporation intends to defend itself vigorously as to all costs in this matter.

Carryforwards

The following table describes PG&E Corporation’s operating loss and tax credit carryforward balances:

(in millions)	December 31, 2024	Expiration Year
Federal:
Net operating loss carryforward - Pre-2018	$3,369	2031 - 2036
Net operating loss carryforward - Post-2017	30,288	N/A
Tax credit carryforward	125	2029 - 2041

State:
Net operating loss carryforward	$34,901	2039 - 2041
Tax credit carryforward	146	Various

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	December 31, 2024	December 31, 2023
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	179,257,247	196,063,296
	Options	37,717,500	30,695,000
Electricity (MWh)	Forwards, futures, and swaps	8,576,078	9,169,967
	Options	1,663,200	92,400
	Congestion Revenue Rights (3)	123,040,895	170,465,674

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of December 31, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$186	$(16)	$—	$170
Noncurrent assets – other	233	—	—	233
Current liabilities – other	(152)	16	—	(136)
Noncurrent liabilities – other	(167)	—	—	(167)
Total commodity risk	$100	$—	$—	$100

As of December 31, 2023, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$134	$(8)	$50	$176
Other noncurrent assets – other	280	—	—	280
Current liabilities – other	(172)	8	46	(118)
Noncurrent liabilities – other	(160)	—	—	(160)
Total commodity risk	$82	$—	$96	$178

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of December 31, 2024, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$826	$—	$—	$—	$826
Pacific Energy Risk Solutions, LLC
Short-term investments	905	—	—	—	905
Total Pacific Energy Risk Solutions, LLC	905	—	—	—	905
Nuclear decommissioning trusts
Short-term investments	53	—	—	—	53
Global equity securities	2,228	—	—	—	2,228
Fixed-income securities	1,250	1,027	—	—	2,277
Assets measured at NAV	—	—	—	—	22
Total nuclear decommissioning trusts (2)	3,531	1,027	—	—	4,580
Customer credit trust
Short-term investments	1	—	—	—	1
Global equity securities	186	—	—	—	186
Fixed-income securities	46	144	—	—	190
Total customer credit trust	233	144	—	—	377
Price risk management instruments (Note 10)
Electricity	—	26	383	(6)	403
Gas	—	10	—	(10)	—
Total price risk management instruments	—	36	383	(16)	403
Rabbi trusts
Short-term investments	107	—	—	—	107
Global equity securities	6	—	—	—	6
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	113	66	—	—	179
Long-term disability trust
Short-term investments	4	—	—	—	4
Assets measured at NAV	—	—	—	—	130
Total long-term disability trust	4	—	—	—	134
TOTAL ASSETS	$5,612	$1,273	$383	$(16)	$7,404
Liabilities:
Price risk management instruments (Note 10)
Electricity	$—	$37	$248	$(6)	$279
Gas	—	34	—	(10)	24
TOTAL LIABILITIES	$—	$71	$248	$(16)	$303

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $747 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the years ended December 31, 2024 or 2023.

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

Assets Measured at NAV Using Practical Expedient

Investments in the nuclear decommissioning trusts and the long-term disability trust that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy tables above.  The fair value amounts are included in the tables above in order to reconcile to the amounts presented in the Consolidated Balance Sheets.  These investments include commingled funds that are composed of equity securities traded publicly on exchanges as well as fixed-income securities that are composed primarily of U.S. government securities, credit securities, and asset-backed securities.

Pacific Energy Risk Solutions, LLC

Investments held in Pacific Energy Risk Solutions, LLC primarily include short-term investments that are U.S. government securities classified as Level 1.

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

	Fair Value
(in millions)	At December 31, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$366	$121	Market approach	CRR auction prices	$ (951) - 50,044 / 2
Power purchase agreements	$17	$127	Discounted cash flow	Forward prices	$ 0 - 126 / 47

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value
(in millions)	At December 31, 2023		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$357	$134	Market approach	CRR auction prices	$ (924) - 16,697 / 1
Power purchase agreements	$47	$79	Discounted cash flow	Forward prices	$ 1 - 190 / 60

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the years ended December 31, 2024 and 2023, respectively:

	Price Risk Management Instruments
(in millions)	2024	2023
Asset balance as of January 1	$191	$199
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(64)	(8)
Asset balance as of December 31	$127	$191

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of December 31, 2024 and December 31, 2023, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At December 31, 2024		At December 31, 2023
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$5,358	$5,829	$4,548	$4,695
Utility	37,812	34,532	35,909	32,866

(1) As of December 31, 2024, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of December 31, 2024
Nuclear decommissioning trusts
Short-term investments	$54	$—	$(1)	$53
Global equity securities	353	1,907	(10)	2,250
Fixed-income securities	2,341	20	(84)	2,277
Total (1)	$2,748	$1,927	$(95)	$4,580
As of December 31, 2023
Nuclear decommissioning trusts
Short-term investments	$52	$—	$—	$52
Global equity securities	381	1,792	(11)	2,162
Fixed-income securities	2,103	60	(86)	2,077
Total (1)	$2,536	$1,852	$(97)	$4,291

(1) Represents amounts before deducting $747 million and $717 million as of December 31, 2024 and December 31, 2023, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	December 31, 2024
Less than 1 year	$35
1–5 years	742
5–10 years	517
More than 10 years	983
Total maturities of fixed-income securities	$2,277

The following table provides a summary of activity for the fixed-income and equity securities:

(in millions)	2024	2023	2022
Proceeds from sales and maturities of nuclear decommissioning trust investments	$1,980	$2,235	$3,316
Gross realized gains on securities	255	80	2
Gross realized losses on securities	(63)	(74)	(3)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of December 31, 2024
Customer credit trust
Short-term investments	$1	$—	$—	$1
Global equity securities	161	28	(3)	186
Fixed-income securities	193	1	(4)	190
Total	$355	$29	$(7)	$377
As of December 31, 2023
Customer credit trust
Short-term investments	$49	$—	$—	$49
Global equity securities	56	16	(1)	71
Fixed-income securities	111	2	—	113
Total	$216	$18	$(1)	$233

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	December 31, 2024
Less than 1 year	$—
1–5 years	44
5–10 years	36
More than 10 years	110
Total maturities of fixed-income securities	$190

The following table provides a summary of activity for the fixed-income and equity securities:

(in millions)	2024	2023	2022
Proceeds from sales and maturities of customer credit trust investments	$398	$556	$250
Gross realized gains on securities	10	23	10
Gross realized losses on securities (1)	(8)	(19)	(41)

(1) Includes $0 million and $4 million of impaired debt securities which were written down to their respective fair values during the years ended December 31, 2024 and 2023, respectively.

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

Change in Plan Assets, Benefit Obligations, and Funded Status

The following tables show the reconciliation of changes in plan assets, benefit obligations, and the plans’ aggregate funded status for pension benefits and other benefits for PG&E Corporation during 2024 and 2023:

Pension Plan

(in millions)	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$17,211	$16,369
Actual return on plan assets	218	1,518
Company contributions	337	336
Benefits and expenses paid	(999)	(1,012)
Fair value of plan assets at end of year	$16,767	$17,211

Change in benefit obligation:
Benefit obligation at beginning of year	$17,697	$16,608
Service cost for benefits earned	396	379
Interest cost	916	913
Actuarial loss (gain) (1)	(424)	809
Benefits and expenses paid	(1,000)	(1,012)
Benefit obligation at end of year (2)	$17,585	$17,697

Funded Status:
Current liability	$(10)	$(9)
Noncurrent liability	(808)	(477)
Net liability at end of year	$(818)	$(486)

(1) The actuarial gain for the year ended December 31, 2024 was due to an increase in the discount rate used to measure the projected benefit obligation, offset by an unfavorable return on plan assets and unfavorable changes in the demographic assumptions; the actuarial loss for the year ended December 31, 2023 was due to a decrease in the discount rate used to measure the projected benefit obligation and unfavorable changes in the demographic assumptions.
(2) PG&E Corporation’s accumulated benefit obligation was $15.8 billion and $16.3 billion at December 31, 2024 and 2023, respectively.

Postretirement Benefits Other than Pensions

(in millions)	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$2,499	$2,336
Actual return on plan assets	74	260
Company contributions	5	5
Plan participant contribution	84	81
Benefits and expenses paid	(191)	(183)
Fair value of plan assets at end of year	$2,471	$2,499

Change in benefit obligation:
Benefit obligation at beginning of year	$1,377	$1,339
Service cost for benefits earned	41	38
Interest cost	71	73
Actuarial loss (gain) (1)	(123)	8
Benefits and expenses paid	(174)	(165)
Federal subsidy on benefits paid	3	3
Plan participant contributions	84	81
Benefit obligation at end of year	$1,279	$1,377

Funded Status: (2)
Noncurrent asset	$1,192	$1,122
Noncurrent liability	—	—
Net asset at end of year	$1,192	$1,122

(1) The actuarial gain for the year ended December 31, 2024 was primarily due to an increase in the discount rate used to measure the accumulated benefit obligations and favorable changes in demographic assumptions, offset by an unfavorable return on plan assets. The actuarial loss for the year ended December 31, 2023 was primarily due to a decrease in the discount rate used to measure the accumulated benefit obligations, offset by favorable changes in claims cost and demographic assumptions.
(2) At December 31, 2024 and 2023, the postretirement medical plan and the postretirement life insurance plan were in overfunded positions. The projected benefit obligation and the fair value of plan assets for the postretirement life insurance plan were $261 million and $296 million as of December 31, 2024, and $275 million and $292 million as of December 31, 2023, respectively.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Components of Net Periodic Benefit Cost

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan.  Both plans are included in “Pension Plan” below.  Post-retirement medical and life insurance plans are included in “Postretirement Benefits Other than Pensions” below.

Net periodic benefit costs as reflected in PG&E Corporation’s Consolidated Statements of Income were as follows:

Pension Plan

(in millions)	2024	2023	2022
Service cost for benefits earned (1)	$396	$379	$575
Interest cost	916	913	692
Expected return on plan assets	(1,014)	(981)	(1,189)
Amortization of prior service cost	(3)	(4)	(4)
Amortization of net actuarial loss	1	1	2
Net periodic benefit cost	296	308	76
Less: transfer to regulatory account (2)	39	25	254
Total expense recognized	$335	$333	$330

(1) A portion of service costs are capitalized pursuant to ASC 715.
(2) The Utility recorded these amounts to a regulatory account as they are probable of recovery through future rates.

Postretirement Benefits Other than Pensions

(in millions)	2024	2023	2022
Service cost for benefits earned (1)	$41	$38	$62
Interest cost	71	73	53
Expected return on plan assets	(139)	(132)	(130)
Amortization of prior service cost	3	3	7
Amortization of net actuarial gain	(23)	(19)	(40)
Special termination benefits	—	—	22
Net periodic benefit cost	$(47)	$(37)	$(26)

(1) A portion of service costs are capitalized pursuant to ASC 715.

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

Valuation Assumptions

The following weighted average year-end actuarial assumptions were used in determining the plans’ projected benefit obligations and net benefit costs.

	Pension Plan			PBOP Plans
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.76%	5.21%	5.54%	5.71 - 5.76%	5.18 - 5.22%	5.50 - 5.54%
Rate of future compensation increases	4.80%	3.80%	3.80%	N/A	N/A	N/A
Expected return on plan assets	6.40%	6.00%	6.10%	3.90 - 7.20%	3.70 - 7.00%	3.70 - 7.30%
Interest crediting rate for cash balance plan	4.41%	3.86%	4.19%	N/A	N/A	N/A

The assumed health care cost trend rate as of December 31, 2024 was 7.50%, gradually decreasing to the ultimate trend rate of approximately 4.5% in 2033 and beyond.

Expected rates of return on plan assets were developed by estimating future asset class returns and then applying these returns to the target asset allocations of the employee benefit plan trusts, resulting in a weighted average rate of return on plan assets.  Returns on fixed-income debt investments were projected based on maturity and credit spreads added to a long-term inflation rate.  Returns on equity investments were projected based on estimates of dividend yield and real earnings growth added to a long-term inflation rate.  For the pension plan, the assumed return of 6.4% compares to a ten-year actual return of 5.1%.  The rate used to discount pension benefits and other benefits was based on a yield curve developed from market data of over approximately 858 Aa-grade non-callable bonds at December 31, 2024.  This yield curve has discount rates that vary based on the duration of the obligations.  The estimated future cash flows for the pension benefits and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

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

The target asset allocation percentages for major categories of trust assets for pension and other benefit plans are as follows:

	Pension Plan			PBOP Plans
	2025	2024	2023	2025	2024	2023
Global equity securities	26%	26%	26%	30%	29%	28%
Absolute return	1%	1%	1%	—%	—%	1%
Real assets	8%	8%	8%	3%	3%	3%
Fixed-income securities	65%	65%	65%	67%	68%	68%
Total	100%	100%	100%	100%	100%	100%

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

Fair Value Measurements

The following tables present the fair value of plan assets for pension and other benefits plans by major asset category at December 31, 2024 and 2023.

	Fair Value Measurements
	At December 31,
	2024				2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension Plan:
Short-term investments	$126	$47	$—	$173	$565	$86	$—	$651
Global equity securities	1,310	—	—	1,310	1,270	—	—	1,270
Real assets	437	—	—	437	472	—	—	472
Fixed-income securities	2,180	6,367	16	8,563	1,926	6,802	13	8,741
Assets measured at NAV	—	—	—	6,284	—	—	—	6,080
Total	$4,053	$6,414	$16	$16,767	$4,233	$6,888	$13	$17,214
PBOP Plans:
Short-term investments	$27	$—	$—	$27	$30	$—	$—	$30
Global equity securities	60	—	—	60	66	—	—	66
Real assets	20	—	—	20	32	—	—	32
Fixed-income securities	431	751	1	1,183	422	795	1	1,218
Assets measured at NAV	—	—	—	1,181	—	—	—	1,160
Total	$538	$751	$1	$2,471	$550	$795	$1	$2,506
Total plan assets at fair value				$19,238				$19,720

In addition to the total plan assets disclosed at fair value in the table above, the trusts had other net liabilities of zero and $10 million at December 31, 2024 and 2023, respectively, comprised primarily of cash, accounts receivable, deferred taxes, and accounts payable.

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

Transfers Between Levels

No material transfers between levels occurred in the years ended December 31, 2024 or 2023.

Level 3 Reconciliation

The following table is a reconciliation of changes in the fair value of instruments for the pension plan that have been classified as Level 3 for the years ended December 31, 2024 and 2023:

(in millions)
For the year ended December 31, 2024	Fixed-Income
Balance at beginning of year	$13
Actual return on plan assets:
Relating to assets still held at the reporting date	9
Relating to assets sold during the period	(9)
Purchases, issuances, sales, and settlements:
Purchases	14
Settlements	(11)
Balance at end of year	$16

(in millions)
For the year ended December 31, 2023	Fixed-Income
Balance at beginning of year	$8
Actual return on plan assets:
Relating to assets still held at the reporting date	2
Relating to assets sold during the period	(1)
Purchases, issuances, sales, and settlements:
Purchases	10
Settlements	(6)
Balance at end of year	$13

There were no material transfers out of Level 3 in 2024 or 2023.

Cash Flow Information

Employer Contributions

PG&E Corporation and the Utility contributed $337 million to the pension benefit plans, $31 million to the long-term disability trusts, and $5 million to the other postretirement benefit plans in 2024.  These contributions are consistent with PG&E Corporation’s and the Utility’s funding policy, which is to contribute amounts that are tax-deductible and consistent with applicable regulatory decisions and federal minimum funding requirements. The Utility’s pension benefits met all funding requirements under the Employee Retirement Income Security Act of 1974, as amended.  PG&E Corporation and the Utility expect to make total contributions of approximately $327 million to the pension plan in 2025. PG&E Corporation and the Utility plan to contribute $31 million to the long-term disability trusts in 2025, as authorized in the 2023 GRC.

Benefits Payments and Receipts

As of December 31, 2024, the estimated benefits expected to be paid and the estimated federal subsidies expected to be received in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are as follows:

(in millions)	Pension Plan	PBOP Plans	Federal Subsidy
2025	969	81	(1)
2026	1,055	84	(1)
2027	1,083	87	(2)
2028	1,109	89	(2)
2029	1,133	91	(2)
2030-2034	5,997	473	(11)

There were no material differences between the estimated benefits expected to be paid by PG&E Corporation and the Utility for the years presented above.  There were also no material differences between the estimated subsidies expected to be received by PG&E Corporation and the Utility for the years presented above.

Retirement Savings Plan

PG&E Corporation sponsors a retirement savings plan, which qualifies as a 401(k) defined contribution benefit plan under the IRC. This plan permits eligible employees to make pre-tax and after-tax contributions into the plan and provides for employer contributions to be made to eligible participants.  Total expenses recognized for defined contribution benefit plans reflected in PG&E Corporation’s Consolidated Statements of Income were $175 million, $158 million, and $144 million in 2024, 2023, and 2022, respectively. PG&E Corporation’s default matching contributions under its 401(k) plan are in cash.

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

The Utility’s significant related party transactions were:

	Year Ended December 31,
(in millions)	2024	2023	2022
Utility revenues from:
Administrative services provided to PG&E Corporation	$3	$3	$3
Utility expenses from:
Administrative services received from PG&E Corporation	$66	$80	$104
Utility employee benefit due to PG&E Corporation	81	74	85

At December 31, 2024 and 2023, the Utility had receivables of $25 million and $26 million, respectively, from PG&E Corporation included in Accounts receivable – other and Noncurrent assets – other on the Utility’s Consolidated Balance Sheets, and payables of $11 million and $24 million, respectively, to PG&E Corporation included in Accounts payable – other on the Utility’s Consolidated Balance Sheets.

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

Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information. As more information becomes available, including from potential claimants as litigation or resolution efforts progress, management estimates and assumptions regarding the potential financial impacts of wildfire events may change. For instance, PG&E Corporation and the Utility receive additional information with respect to damages claimed as the claims mediation and trial processes progress. PG&E Corporation’s and the Utility’s provision for loss and expense excludes anticipated outside counsel costs, which are expensed as incurred. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the outcome of the following matters.

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through December 31, 2024.

Payments (in millions)
2019 Kincade Fire	$958
2021 Dixie Fire	1,359
2022 Mosquito Fire	18
Total at December 31, 2024	$2,335

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

As of February 5, 2025, PG&E Corporation and the Utility are aware of approximately 133 complaints on behalf of at least 2,960 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. On July 14, 2024 the court vacated the bellwether trial date that had been scheduled for August 26, 2024, as well as the hearing on the motion for summary adjudication.

PG&E Corporation and the Utility are also aware of a complaint on behalf of Geysers Power Company, Calpine Corporation, and CPN Insurance Corporation. The court scheduled a trial on their claims for August 4, 2025. The parties have reached settlements in principle for these claims and expect that the trial date will be vacated.

On October 11, 2022, the Utility entered into a tolling agreement with the California Governor’s Office of Emergency Services (“Cal OES”), extending their time to file a complaint.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.125 billion as of December 31, 2023 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during 2024 of $100 million, of which $75 million was recorded in the third quarter and $25 million was recorded in the fourth quarter, for an aggregate liability of $1.225 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.225 billion do not include, among other things: (i) any punitive damages, (ii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, or (iii) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2019 Kincade fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$458
Accrued Losses	100
Payments	(291)
Balance at December 31, 2024	$267

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

As of February 5, 2025, PG&E Corporation and the Utility are aware of approximately 182 complaints on behalf of at least 8,681 individual plaintiffs related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. The court had previously scheduled two trial dates for October 14, 2024 and February 24, 2025. The court has vacated both of those dates and set a new bellwether trial date for June 23, 2025.

The Collins Pine Company and a group of timber companies filed a complaint against PG&E Corporation and the Utility on April 10, 2024. PG&E Corporation and the Utility answered this complaint on May 28, 2024.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. The Utility filed an amended answer to the complaint on September 30, 2024. On October 10, 2024, Cal Fire filed a demurrer to portions of the amended answer. On February 7, 2025, the court issued a ruling sustaining Cal Fire’s demurrer and striking portions of the Utility’s amended answer.

On February 7, 2023, the Utility entered into a tolling agreement with Cal OES, extending their time to file a complaint.

PG&E Corporation and the Utility are aware of a separate putative class complaint. On August 23, 2024, PG&E Corporation and the Utility demurred to the putative class complaint. On January 13, 2025, the court issued an order pursuant to which plaintiff has 30 days to amend the complaint or the case will be abated.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.6 billion as of December 31, 2023 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during 2024 of $325 million, of which $275 million was recorded in the third quarter and $50 million was recorded in the fourth quarter, for an aggregate liability of $1.925 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.925 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than Cal Fire, including for fire suppression costs and damages related to federal land, (iv) class action medical monitoring costs, or (v) any other amounts that are not reasonably estimable.

As noted above, the aggregate estimated liability for claims in connection with the 2021 Dixie fire does not include potential claims for fire suppression costs other than Cal Fire or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2021 Dixie fire. PG&E Corporation and the Utility believe, however, that such losses could be significant with respect to fire suppression costs due to the size and duration of the 2021 Dixie fire and corresponding magnitude of fire suppression resources dedicated to fighting the 2021 Dixie fire and with respect to claims for damage to land and vegetation in national parks or national forests due to the very large number of acres of national parks and national forests that were affected by the 2021 Dixie fire. According to the Cal Fire Investigation Report, over $650 million of costs had been incurred in suppressing the 2021 Dixie fire. The Utility estimates that the fire burned approximately 70,000 acres of national parks and approximately 685,000 acres of national forests.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2021 Dixie fire since December 31, 2023.

Loss Accrual (in millions)
Balance at December 31, 2023	$870
Accrued Losses	325
Payments	(628)
Balance at December 31, 2024	$567

As of December 31, 2024, the Utility recorded an insurance receivable of $527 million for probable insurance recoveries in connection with the 2021 Dixie fire.

The Utility recorded an aggregate Wildfire Fund receivable of $925 million for probable recoveries in connection with the 2021 Dixie fire, of which it had received $169 million as of December 31, 2024. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. As of December 31, 2024, the Utility also recorded a $94 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $508 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

The cause of the 2022 Mosquito fire remains under investigation by the USFS, the United States Department of Justice, and the CPUC. PG&E Corporation and the Utility are cooperating with the investigations. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2022 Mosquito fire. This investigation is ongoing.

As of February 5, 2025, PG&E Corporation and the Utility are aware of approximately 25 complaints on behalf of at least 2,738 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. PG&E Corporation and the Utility also are aware of a complaint on behalf of the Placer County Water Agency (“PCWA”), a complaint on behalf of the Middle Fork Project Finance Authority, and complaints on behalf of six public entities. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages. On January 28, 2025, the court entered an order setting the first individual claimant bellwether trial for November 7, 2025.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2023 (before available insurance). The aggregate liability remained unchanged as of December 31, 2024.

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

Loss Accrual (in millions)
Balance at December 31, 2023	$85
Accrued Losses	—
Payments	(3)
Balance at December 31, 2024	$82

As of December 31, 2024, the Utility recorded an insurance receivable of $90 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of December 31, 2024, the Utility also recorded a $7 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $53 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of December 31, 2024 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$527	$90
FERC TO rates	94	7
WEMA	508	53
Wildfire Fund	925	—
Probable recoveries at December 31, 2024 (1)	$2,054	$150

(1) Includes legal costs of $123 million and $50 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of December 31, 2024.

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

Insurance Receivable

As of December 31, 2024, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $527 million and $90 million in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2021 Dixie fire and 2022 Mosquito fire since December 31, 2023:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2023	$326	$63	$389
Accrued insurance recoveries	1	27	28
Reimbursements	(300)	—	(300)
Balance at December 31, 2024	$27	$90	$117

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of December 31, 2024, the Utility recorded reductions of $94 million and $7 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of December 31, 2024, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $508 million and $53 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, AB 1054 became law. The law provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of December 31, 2024 reflects an expectation that the Coverage Year will be based on the calendar year.

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

Before the expiration of any current safety certification, the Utility must request a new safety certification from the OEIS, which the Utility expects to be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to Section 8389(e) of the Public Utilities Code, added by AB 1054. An issued safety certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. On December 11, 2024, the OEIS approved the Utility’s 2024 application and issued the Utility’s 2024 safety certification.

The Wildfire Fund and disallowance cap will be terminated when the amounts in the fund are exhausted. The Wildfire Fund is expected to be capitalized with at least $21 billion through (i) a 15-year non-bypassable charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by the participating electric IOUs for a 10-year period.

The Wildfire Fund will only be available for payment of eligible claims so long as there are sufficient funds remaining in the Wildfire Fund. Such funds could be depleted more quickly than PG&E Corporation’s and the Utility’s 20-year estimate for the life of the Wildfire Fund, including as a result of claims made by California’s other participating electric utility companies. The Wildfire Fund is available to pay for the Utility’s eligible claims arising as of July 12, 2019, the effective date of AB 1054, subject to a limit of 40% of the allowed amount of such claims arising between the effective date of AB 1054 and the Utility’s emergence from Chapter 11. The 40% limit does not apply to eligible claims that arise after the Utility’s emergence from Chapter 11. AB 1054 authorizes the reimbursement of funds where a participating utility has demonstrated that it exercised reasonable business judgment in the valuation and payment of third-party claims.

As of December 31, 2024, PG&E Corporation and the Utility recorded $600 million and $156 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claims paid by the Wildfire Fund received, for the 2021 Dixie fire since December 31, 2023:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2023	$600
Accrued Wildfire Fund recoveries	325
Claims paid by Wildfire Fund	(169)
Balance at December 31, 2024	$756

For more information, see Note 2 above.

Wildfire-Related Securities Litigation

As further described under the headings “Wildfire-Related Securities Claims in District Court” and “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process,” PG&E Corporation and the Utility face certain wildfire-related securities claims related to the 2017 Northern California wildfires and other claims related to the 2018 Camp fire and the PSPS program in the Chapter 11 Cases (i.e., the Subordinated Claims), and certain former directors, former officers, and underwriters of certain note offerings face wildfire-related securities claims in the District Court action. The claims described under the heading “Wildfire-Related Securities Claims in District Court” are referred to as the “Wildfire-Related Non-Bankruptcy Securities Claims” and collectively with the claims described under the heading “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” are referred to in this section as the “Wildfire-Related Securities Claims.”

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants PG&E Corporation, the Utility, certain former officers and directors, and the underwriters. On October 4, 2019, the officer, director, and underwriter defendants filed motions to dismiss the third amended complaint.

On March 21, 2023, another group of shareholders filed a separate action in the District Court against certain former officers and directors, entitled Orbis Capital Limited et al., v. Williams et al., alleging similar claims to those alleged in In re PG&E Corporation Securities Litigation.

On August 21, 2024, the District Court entered an order setting a briefing schedule for renewed motions to dismiss the third amended complaint. Opening briefs were filed on October 24, 2024, opposition briefs were filed December 20, 2024, and reply briefs were filed January 31, 2025.

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

CPUC and FERC Matters

Transmission Owner Rate Case Revenue Subject to Refund

Rates under the TO rate case for 2017 (“TO18”) were in effect from March 1, 2017 through February 28, 2018. Rates under the TO rate case for 2018 (“TO19”) were in effect from March 1, 2018 through April 30, 2019. Rates under the TO rate case for 2019 (“TO20”) were in effect from May 1, 2019 through December 31, 2023. The FERC previously approved settlement agreements for TO19 and TO20 resolving most issues.

On May 31, 2024, the Utility submitted a settlement to the FERC resolving all outstanding issues in the TO18, TO19, and TO20 rate cases. On August 22, 2024, the FERC approved the settlement. As a result, the Utility will refund $236 million, $358 million, and $405 million (plus applicable interest) to retail customers for TO18, TO19, and TO20, respectively. Approval of the settlement did not have a material impact on the Utility’s financial statements in the year ended December 31, 2024. The refunds will occur over 12 months, effective January 1, 2025. The settlement provided that the Utility may seek authorization from the CPUC through a memorandum account to recover up to $473 million through CPUC jurisdictional rates of the general, common and intangible plant cost that had been allocated to FERC-jurisdictional rates in TO18, TO19, and TO20.

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

2023 WMCE Interim Rate Relief Subject to Refund

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

On September 16, 2024, the CPUC issued a final decision on interim rate that grants the Utility interim rate relief of $944 million, plus interest, subject to refund, to be recovered over at least 17 months starting October 1, 2024. The remaining $914 million, plus interest, would be recovered to the extent it is approved after the CPUC issues a final decision. Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $74 million and $89 million as of December 31, 2024 and December 31, 2023, respectively. These amounts were included in Other current liabilities on the Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 14. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	December 31, 2024	December 31, 2023
Topock natural gas compressor station	$294	$276
Hinkley natural gas compressor station	97	104
Former MGP sites owned by the Utility or third parties (1)	782	809
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	76	107
Fossil fuel-fired generation facilities and sites (3)	18	19
Total environmental remediation liability	$1,267	$1,315

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

The Utility’s environmental remediation liability as of December 31, 2024, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of December 31, 2024, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $637 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL, a mutual insurer owned by utilities with nuclear facilities, and European Mutual Association for Nuclear Insurance (“EMANI”), covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at DCPP and the Humboldt Bay independent spent fuel storage installation.

NEIL provides insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at the Utility’s two nuclear generating units at DCPP. NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident (including terrorism and cybersecurity) and $2.5 billion per non-nuclear incident for DCPP. For Humboldt Bay independent spent fuel storage installation, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages. These coverage amounts are shared by all NEIL members. EMANI shares losses with NEIL as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at DCPP. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $42 million.

Under the Price-Anderson Act, public liability claims that arise from nuclear incidents that occur at DCPP, and that occur during the transportation of material to and from DCPP are limited to approximately $16.3 billion. The Utility purchases the maximum available public liability insurance of $500 million for DCPP. The balance of the $16.3 billion of liability protection is provided under a loss-sharing program among nuclear reactor owners. The Utility may be assessed up to $332 million per nuclear incident under this loss sharing program, with payments in each year limited to a maximum of $49 million per incident. Both the maximum assessment and the maximum yearly assessment are adjusted for inflation at least every five years.

The Price-Anderson Act does not apply to claims that arise from nuclear incidents that occur during shipping of nuclear material from the nuclear fuel enricher to a fuel fabricator or that occur at the fuel fabricator’s facility. The Utility has a separate policy that provides coverage for claims arising from some of these incidents up to a maximum of $500 million per incident. In addition, the Utility has approximately $53 million of liability insurance for the Humboldt Bay independent spent fuel storage installation and has a $500 million indemnification from the NRC for public liability arising from nuclear incidents for the Humboldt Bay independent spent fuel storage installation, covering liabilities in excess of the $53 million in liability insurance.

Purchase Commitments

The following table shows the undiscounted future expected obligations under power purchase agreements that have been approved by the CPUC and have met specified construction milestones as well as undiscounted future expected payment obligations for natural gas supplies, natural gas transportation, natural gas storage, and nuclear fuel as of December 31, 2024:

	Power Purchase Agreements
(in millions)	Renewable Energy	Conventional Energy	Natural Gas	Other (1)	Total
2025	$2,010	$910	$443	$354	$3,717
2026	1,952	866	348	162	3,328
2027	1,896	800	190	284	3,170
2028	1,875	800	103	141	2,919
2029	1,831	716	92	43	2,682
Thereafter	14,229	2,730	41	5	17,005
Total purchase commitments	$23,793	$6,822	$1,217	$989	$32,821

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

Renewable Energy Power Purchase Agreements

In order to comply with California’s RPS requirements, the Utility is required to deliver renewable energy to its customers at a gradually increasing rate.  The Utility has entered into various agreements to purchase renewable energy to help meet California’s requirement. The Utility’s obligations under a significant portion of these agreements are contingent on the third party’s construction of new generation facilities, which are expected to grow.  These renewable energy contracts expire at various dates between 2025 and 2045.

Conventional Energy Power Purchase Agreements

The Utility has entered into many power purchase agreements for conventional generation resources, which include a tolling agreement and RA agreements.  The Utility’s obligations under a portion of these agreements are contingent on the third parties’ development of new generation facilities to provide capacity and energy products to the Utility. These power purchase agreements expire at various dates between 2025 and 2044.

Other Power Purchase Agreements

The Utility has entered into agreements to purchase energy and capacity with independent power producers that own generation facilities that meet the definition of a QF under federal law. As of December 31, 2024, QF contracts in operation expire at various dates between 2025 and 2042.  In addition, the Utility has agreements with various irrigation districts and water agencies to purchase hydroelectric power.

The net costs incurred for all power purchases and electric capacity were $2.1 billion in 2024, $2.4 billion in 2023, and $2.8 billion in 2022.

Natural Gas Supply, Transportation, and Storage Commitments

The Utility purchases natural gas directly from producers and marketers in both Canada and the United States to serve its core customers, and to fuel its owned-generation facilities along with a facility associated with a third party tolling agreement.  The Utility also contracts for natural gas transportation from the points at which the Utility takes delivery (typically in Canada, the United States Rocky Mountain supply area, and the southwestern United States) to the points at which the Utility’s natural gas transportation system begins.  These agreements expire at various dates between 2025 and 2042.  In addition, the Utility has contracted for natural gas storage services in Northern California to more reliably meet customers’ loads.

Costs incurred for natural gas purchases, natural gas transportation services, and natural gas storage, which include contracts with terms of less than 1 year, were $0.8 billion in 2024, $2.5 billion in 2023, and $2.4 billion in 2022.

Nuclear Fuel Agreements

The Utility has entered into several purchase agreements for nuclear fuel.  These agreements expire at various dates between 2025 and 2030 and are intended to ensure long-term nuclear fuel supply.  The Utility relies on a number of international producers of nuclear fuel in order to diversify its sources and provide security of supply.  Pricing terms are also diversified, ranging from market-based prices to base prices that are escalated using published indices.

Payments for nuclear fuel were $294 million in 2024, $180 million in 2023, and $44 million in 2022.

Other Commitments

PG&E Corporation and the Utility have other commitments primarily related to office facilities and land leases, which expire at various dates between 2025 and 2058, as well as other multi-year agreements.  At December 31, 2024, the future minimum payments related to these commitments were as follows:

(in millions)	Other Commitments
2025	$84
2026	44
2027	47
2028	37
2029	34
Thereafter	333
Total minimum payments	$579

Payments for other commitments were $105 million in 2024, $106 million in 2023, and $63 million in 2022.  Certain office facility leases contain escalation clauses requiring annual increases in rent.  The rents may increase by a fixed amount each year, a percentage of the base rent, or the consumer price index.  There are options to extend these leases for one to five years.

In addition to the commitments in the table above, pursuant to SB 901, a shareholder contribution to the customer credit trust of $650 million is to be made in 2025. If the CPUC determines that it is needed, the Utility will make a supplemental shareholder contribution of up to $775 million in 2040. The Utility also will share with customers 25% of any surplus of shareholder assets in the customer credit trust at the end of the life of the trust.

Additionally, the Utility agreed to purchase the Lakeside Building for $906 million, with deposits applicable to such purchase price of $150 million paid by July 11, 2023, $250 million paid by July 11, 2024, and the remaining $506 million to be paid at closing in June 2025. See “Oakland Headquarters Lease and Purchase” in Note 2 above.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment and those criteria, management has concluded that PG&E Corporation and the Utility maintained effective internal control over financial reporting as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited PG&E Corporation’s and the Utility’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PG&E Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PG&E Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulation and Regulated Operations—Refer to Notes 2, 3 and 14 to the financial statements

Critical Audit Matter Description

The Company’s subsidiary, Pacific Gas and Electric Company, follows accounting principles for rate-regulated entities and collects rates from customers to recover “revenue requirements” that have been authorized by the California Public Utility Commission (the “CPUC”) or the Federal Energy Regulatory Commission (the “FERC”) based on its cost of providing service. Pacific Gas and Electric Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”) for nonregulated entities. Pacific Gas and Electric Company capitalizes and records, as regulatory assets, costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates.

We identified the impact of rate regulation, specifically costs subject to cost recovery proceedings that have not yet been approved, as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the significant degree of subjectivity involved in assessing the likelihood of recovery of incurred costs in current or future rates due in part to the uncertainty related to future decisions by the rate regulators. This required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and a significant degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation related to the uncertainty of future decisions by the rate regulators included the following, among others:

•We tested the effectiveness of controls over (1) the evaluation of the likelihood of (a) the recovery of costs deferred as regulatory assets in future rates; and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; (2) management’s determination that costs subject to cost recovery proceedings that have not yet been approved for recovery, meet the definition of a regulatory asset and are recorded at the appropriate amount; and (3) the review of disclosures related to these matters.

•We read relevant regulatory orders issued by the CPUC and FERC for Pacific Gas and Electric Company and other public utilities in California, procedural filings, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the CPUC and FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset balances for completeness.

•We inspected Pacific Gas and Electric Company’s filings with the CPUC and FERC and the filings with the CPUC and FERC by intervenors that may impact Pacific Gas and Electric Company’s future rates, for any evidence that might contradict management’s assertions.

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

Wildfire-Related Contingencies and Recoveries—Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company’s subsidiary, Pacific Gas and Electric Company, has recorded provisions for loss contingencies related to the 2019 Kincade fire, 2021 Dixie fire and 2022 Mosquito fire as of December 31, 2024. The loss contingencies represent the lower end of the range of reasonably possible losses in connection with each of the fires. Pacific Gas and Electric Company has also recorded estimated recoveries, inclusive of the Wildfire Expense Memorandum Account (“WEMA”), included within Noncurrent Regulatory Assets, and the Wildfire Fund Receivable, within Accounts Receivable—Other and Other Noncurrent Assets

We identified wildfire-related contingencies and related-recoveries, specifically the WEMA, as well as the related disclosures as a critical audit matter because (1) of the significant judgments made by management to estimate losses, (2) the outcome of the wildfire-related contingencies materially affects the Company’s financial position, results of operations, and cash flows and (3) the significant judgments made by management in determining whether recoveries from WEMA are probable. This required the application of a significant degree of auditor judgment and audit effort when performing audit procedures to evaluate the reasonableness of management’s estimated losses, related recoveries, and disclosures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding its estimated losses for wildfire-related contingencies, related recoveries, and disclosures included the following, among others:

•We tested the effectiveness of controls over (1) Pacific Gas and Electric Company’s determination of whether a loss was probable and/or reasonably possible and whether recoveries were probable; (2) the determination of the significant assumptions used in estimating the amount of probable loss, if any, including the information gained through investigations into the cause of the fire, information from claimants, and the advice of legal counsel that may impact the valuation of the liability; and (3) the disclosures related to the wildfires.

•We evaluated management’s judgments related to whether a loss was probable and/or reasonably possible for the wildfires and whether recoveries are probable, by inquiring of management and Pacific Gas and Electric Company’s legal counsel regarding the amount of probable and/or reasonably possible losses for each fire, including the potential impact of information gained through investigations into the cause of each fire, information from claimants, communication with insurers, the advice of legal counsel, and by reading external information for any evidence that might contradict management’s assertions.

•We obtained an analysis from management for recoveries specific to WEMA, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.

•We evaluated the estimation methodology for determining the amount of probable loss through inquiries with management; we tested the significant assumptions used in the valuation of the liability.

•We read the legal letters from Pacific Gas and Electric Company’s external and internal legal counsel regarding known information, and evaluated whether the information therein was consistent with the information obtained in our procedures.

•We evaluated whether Pacific Gas and Electric Company’s disclosures were appropriate and consistent with the information obtained from our procedures performed.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 12, 2025

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pacific Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Utility as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Utility’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Utility’s internal control over financial reporting.

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

We identified the impact of rate regulation, specifically costs subject to cost recovery proceedings that have not yet been approved, as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the significant degree of subjectivity involved in assessing the likelihood of recovery of incurred costs in current or future rates due in part to the uncertainty related to future decisions by the rate regulators. This required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and a significant degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of specialized rules to account for the effects of cost‐based rate regulation related to the uncertainty of future decisions by the rate regulators included the following, among others:

•We tested the effectiveness of controls over (1) the evaluation of the likelihood of (a) the recovery of costs deferred as regulatory assets in future rates; and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; (2) management’s determination that costs subject to cost recovery proceedings that have not yet been approved for recovery, meet the definition of a regulatory asset and are recorded at the appropriate amount; and (3) the review of disclosures related to these matters.

•We read relevant regulatory orders issued by the CPUC and FERC for the Utility and other public utilities in California, procedural filings, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the CPUC and FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset balances for completeness.

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

Wildfire-Related Contingencies and Recoveries—Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Utility has recorded provisions for loss contingencies related to the 2019 Kincade fire, 2021 Dixie fire and 2022 Mosquito fire as of December 31, 2024. The loss contingencies represent the lower end of the range of reasonably possible losses in connection with each of the fires. The Utility has also recorded estimated recoveries, inclusive of the Wildfire Expense Memorandum Account (“WEMA”), included within Noncurrent Regulatory Assets, and the Wildfire Fund Receivable, within Accounts Receivable - Other and Other Noncurrent Assets.

We identified wildfire-related contingencies and related-recoveries, specifically the WEMA, as well as the related disclosures as a critical audit matter because (1) of the significant judgments made by management to estimate losses, (2) the outcome of the wildfire-related contingencies materially affects the Utility’s financial position, results of operations, and cash flows and (3) the significant judgments made by management in determining whether recoveries from WEMA are probable. This required the application of a significant degree of auditor judgment and audit effort when performing audit procedures to evaluate the reasonableness of management’s estimated losses, related recoveries, and disclosures.

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

•We evaluated management’s judgments related to whether a loss was probable and/or reasonably possible for the wildfires and whether recoveries are probable, by inquiring of management and the Utility’s legal counsel regarding the amount of probable and/or reasonably possible losses for each fire, including the potential impact of information gained through investigations into the cause of each fire, information from claimants, communication with insurers, the advice of legal counsel, and by reading external information for any evidence that might contradict management’s assertions.

•We obtained an analysis from management for recoveries specific to WEMA, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.

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
February 12, 2025

We have served as the Utility’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PG&E Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PG&E Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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
February 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pacific Gas and Electric Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pacific Gas and Electric Company and subsidiaries (the “Utility”) as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Utility maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Utility and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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
February 12, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of PG&E Corporation’s and the Utility’s disclosure controls and procedures as of December 31, 2024, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Corporation and the Utility in reports that the companies file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to PG&E Corporation’s and the Utility’s management, including PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of PG&E Corporation and the Utility have prepared an annual report on internal control over financial reporting.  Management’s report, together with the report of the independent registered public accounting firm, appears in Item 8 of this 2024 Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

Deloitte & Touche LLP, an independent registered public accounting firm, has audited PG&E Corporation’s and the Utility’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 14, 2024, Kerry W. Cooper, who serves as the Chair of the Board of PG&E Corporation, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 6,800 shares of PG&E Corporation common stock. The trading arrangement will terminate on the earlier of December 16, 2025 or the execution of the sale of all 6,800 shares.

On November 15, 2024, Carla J. Peterman, who serves as the Executive Vice President, Corporate Affairs and Chief Sustainability Officer of PG&E Corporation, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of an indeterminate number of shares of PG&E Corporation common stock. The number of shares that may be sold under this Rule 10b5-1 trading arrangement will vary based on the number of shares that Ms. Peterman receives when her performance share units (“PSUs”) vest. The maximum number of shares to be sold will be reduced by shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement. The trading arrangement will terminate on the earlier of June 27, 2025 or the execution of the sale of all covered shares.

On November 18, 2024, Marlene M. Santos, who serves as the Executive Vice President and Chief Customer and Enterprise Solutions Officer of the Utility, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of an indeterminate number of shares of PG&E Corporation common stock. The number of shares that may be sold under this Rule 10b5-1 trading arrangement will vary based on the number of shares that Ms. Santos receives when her PSUs vest. The maximum number of shares to be sold will be reduced by shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement. The trading arrangement will terminate on the earlier of June 27, 2025 or the execution of the sale of all covered shares.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers of PG&E Corporation and the Utility is set forth under “Information About Our Executive Officers” at the end of Part I of this 2024 Form 10-K.

PG&E Corporation and the Utility have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of their securities by directors, officers, and employees. PG&E Corporation and the Utility have a policy of not issuing or purchasing securities while in possession of material nonpublic information but do not have written procedures for the repurchase of their securities. PG&E Corporation and the Utility believe their insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. A copy of the insider trading policy is filed as Exhibit 19 to this Form 10-K.

Other information required by this Item 10 will be included in the Joint Proxy Statement relating to the 2025 Annual Meetings of Shareholders under the headings “Election of Directors of PG&E Corporation and Pacific Gas and Electric Company” (under the subheadings “Nominees,” “Committee Responsibilities,” “Committee Membership Requirements,” and “Delinquent Section 16(a) Reports,”) and “User Guide” (under the subheading “2025 Annual Meetings,”) which information is incorporated herein by reference.

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

Each of these documents is available on PG&E Corporation’s website at https://www.pgecorp.com/about/corporate-governance.html or https://www.pgecorp.com/about/compliance-and-ethics.html.

Any amendment to or waiver from the Code of Conduct that applies to executive officers or directors will be posted on the website.

ITEM 11. EXECUTIVE COMPENSATION

Information responding to Item 11, for each of PG&E Corporation and the Utility, will be included under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table - 2024,” “Grants of Plan-Based Awards in 2024,” “Outstanding Equity Awards at Fiscal Year End - 2024,” “Option Exercises and Stock Vested during 2024,” “Pension Benefits - 2024,” “Non-Qualified Deferred Compensation - 2024,” “Potential Payments Upon Resignation, Retirement, Termination, Change in Control, Death, or Disability,” “Compensation of Non-Employee Directors,” and “Principal Executive Officers’ (PEO) Pay Ratio - 2024,” in the Joint Proxy Statement relating to the 2025 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of securities for each of PG&E Corporation and the Utility is set forth under the headings “Share Ownership Information – Security Ownership of Management” and “Share Ownership Information – Principal Shareholders” in the Joint Proxy Statement relating to the 2025 Annual Meetings of Shareholders, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 concerning shares of PG&E Corporation common stock authorized for issuance under PG&E Corporation’s existing equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	22,729,405	(1)	$41.27	(2)	55,900,800	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total equity compensation plans	22,729,405	(1)	$41.27	(2)	55,900,800	(3)

(1) Includes 161 phantom stock units, 9,541,306 restricted stock units and 12,443,975 performance shares.  The weighted average exercise price reported in column (b) does not take these awards into account. For performance shares, amounts reflected in this table assume payout in shares at 200% of target for operational and financial metrics or, for performance shares granted in 2022, amounts reflect the estimated payout percentage of 110% for performance shares using operational and financial metrics, and 200% of target for the total shareholder return metric. The actual number of shares issued can range from zero percent to 200% of target depending on achievement of performance objectives. Restricted stock units and performance shares are generally settled in net shares. Upon vesting, shares with a value equal to required tax withholding will be withheld and, in lieu of issuing the shares, taxes will be paid on behalf of employees. Shares not issued due to share withholding or performance achievement below maximum will be available again for issuance.
(2) This is the weighted average exercise price for the 743,963 options outstanding as of December 31, 2024.
(3) Represents the total number of shares available for issuance under all PG&E Corporation’s equity compensation plans as of December 31, 2024. Stock-based awards granted under these plans include restricted stock units, performance shares, stock options, and phantom stock units. The PG&E Corporation 2014 LTIP, which became effective on May 12, 2014, authorized up to 17 million shares to be issued pursuant to awards granted under the LTIP. In addition, 5.5 million shares related to awards outstanding under the 2006 LTIP at December 31, 2013, or awards granted under the PG&E Corporation 2006 LTIP from January 1, 2014, through May 11, 2014, were cancelled, forfeited, or expired and became available for issuance under the LTIP. A further 30 million shares were authorized for issuance under the PG&E Corporation 2014 LTIP on July 1, 2020, as part of the Plan. Lastly, an additional 44 million shares were authorized for issuance under the PG&E Corporation 2021 LTIP on June 1, 2021.

For more information, see Note 6 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responding to Item 13, for each of PG&E Corporation and the Utility, will be included under the headings “Related Person Transactions,” “Independence,” and “Committee Membership Requirements” in the Joint Proxy Statement relating to the 2025 Annual Meetings of Shareholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responding to Item 14, for each of PG&E Corporation and the Utility, will be included under the heading “Information Regarding the Independent Auditor for PG&E Corporation and Pacific Gas and Electric Company” in the Joint Proxy Statement relating to the 2025 Annual Meetings of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.    The following documents are filed as a part of this report:

1.The following Consolidated Financial Statements, supplemental information and report of independent registered public accounting firm are filed as part of this report in Item 8:

Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Balance Sheets at December 31, 2024 and 2023 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022 for each of PG&E Corporation and Pacific Gas and Electric Company.

Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023, and 2022 for PG&E Corporation.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022 for Pacific Gas and Electric Company.

Notes to the Consolidated Financial Statements.

Management’s Report on Internal Controls.

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

2.The following financial statement schedules are filed as part of this report:

Consolidated Financial Information of PG&E Corporation (“Parent”) as of December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023, and 2022.

Consolidated Valuation and Qualifying Accounts for each of PG&E Corporation and Pacific Gas and Electric Company for the Years Ended December 31, 2024, 2023, and 2022.

3.Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Determination of 6.000% Series A Mandatory Convertible Preferred Stock of PG&E Corporation, filed with the Secretary of State of the State of California and effective as of December 5, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated December 2, 2024 (File No. 1-12609) , Exhibit 3.1)

3.3	Bylaws of PG&E Corporation, Amended and Restated as of December 12, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated December 12, 2024 (File No. 1-12609), Exhibit 3.1)

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 12, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 12, 2024 (File No. 1-2348), Exhibit 3.2)

4.1 (a)	Description of PG&E Corporation’s Securities - Common Stock and Preferred Stock

4.1 (b)	Description of Pacific Gas and Electric Company’s Securities - Preferred Stock

4.1 (c)
Form of Certificate for 6.000% Series A Mandatory Convertible Preferred Stock (included within Exhibit 3.2 above) (incorporated by reference to PG&E Corporation’s Form 8-K dated December 2, 2024 (File No. 1-2609), Exhibit 4.1)

4.2
Indenture, dated as of April 22, 2005, supplementing, amending and restating the Indenture of Mortgage, dated as of March 11, 2004 (as supplemented) between Pacific Gas and Electric Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-2348), Exhibit 4.1)

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

4.5.17	Eighteenth Supplemental Indenture, dated as of January 6, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 4, 2023 (File No. 1-2348), Exhibit 4.1)

4.5.18	Nineteenth Supplemental Indenture, dated as of March 30, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated March 28, 2023 (File No. 1-2348), Exhibit 4.1)

4.5.19	Twentieth Supplemental Indenture, dated as of June 5, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 1, 2023 (File No. 1-2348), Exhibit 4.1)

4.5.20	Twenty-First Supplemental Indenture, dated as of November 8, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 6, 2023 (File No. 1-2348), Exhibit 4.1)

4.5.21	Twenty-Second Supplemental Indenture, dated as of November 15, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated November 15, 2023 (File No. 1-2348), Exhibit 4.1)

4.5.22
Twenty-Third Supplemental Indenture, dated as of December 21, 2023 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2023 (File No. 1-2348, Exhibit 4.5.22)

4.5.23	Twenty-Fourth Supplemental Indenture, dated as of February 28, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 26, 2024 (File No. 1-2348), Exhibit 4.1)

4.5.24	Twenty-Fifth Supplemental Indenture, dated as of September 5, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 3, 2024 (File No. 1-2348), Exhibit 4.1)

4.5.25	Twenty-Sixth Supplemental Indenture, dated as of January 17, 2025 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 4.1)

4.6
Note Purchase Agreement dated January 17, 2025, among Pacific Gas and Electric Company, the U.S. Department of Energy, acting by and through the Secretary of Energy, and the Federal Financing Bank (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 4.2)

4.6.1
Future Advance Promissory Note dated January 17, 2025, made by Pacific Gas and Electric Company to the Federal Financing Bank (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 4.3)

4.7
Indenture, dated as of June 23, 2020, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-12609), Exhibit 4.1)

4.7.1	First Supplemental Indenture, dated as of June 23, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated June 19, 2020 (File No. 1-2609), Exhibit 4.2)

4.8
Indenture, dated as of December 4, 2023, among PG&E Corporation, The Bank of New York Mellon Trust Company, N.A., as trustee and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to PG&E Corporation’s Form 8-K dated December 4, 2023 (File No. 1-12609), Exhibit 4.1)

4.9
Subordinated Note Indenture, dated as of September 11, 2024, between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to PG&E Corporation’s Form 8-K dated September 9, 2024 (File No. 1-12609), Exhibit 4.1)

4.9.1	First Supplemental Indenture, dated as of September 11, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated September 9, 2024 (File No. 1-12609), Exhibit 4.2)

10.1
Transmission Control Agreement among the California Independent System Operator Corporation (CAISO) and the Participating Transmission Owners, including Pacific Gas and Electric Company, effective as of March 31, 1998, as amended (CAISO, FERC Electric Tariff No. 7) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.8)

10.2
Equity Distribution Agreement, dated as of April 30, 2021, among PG&E Corporation, Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as sales agents and forward sellers, and Barclays Bank PLC, Bank of America, N.A., Credit Suisse Capital LLC and Wells Fargo Bank, National Association, as forward purchasers (incorporated by reference to PG&E Corporation’s Form 8-K dated April 30, 2021 (File No 1-12609), Exhibit 1.1)

10.3
Credit Agreement, dated as of July 1, 2020, among PG&E Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 10.3)

10.3.1
Amendment No. 1 to Credit Agreement, dated as of June 22, 2021, among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2021 (File No. 1-12609), Exhibit 10.1)

10.3.2
Amendment No. 2 to Credit Agreement, dated as of October 4, 2022, among PG&E Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.2)

10.3.3
Amendment No. 3 to Credit Agreement, dated as of June 22, 2023, among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., administrative agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2023 (File No. 1-12609), Exhibit 10.1)

10.3.4
Amendment No. 4 to Credit Agreement, dated as of July 25, 2024, among PG&E Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2024 (File No. 1-12609), Exhibit 10.6)

10.4
Pledge Agreement, dated as of July 1, 2020, among PG&E Corporation, J.P. Morgan Chase Bank, N.A., as collateral agent, revolving administrative agent and term administrative agent, The Bank of New York Mellon Trust Company, N.A., and the secured representatives part thereto from time to time (incorporated by reference to PG&E Corporation’s Form 8-K dated June 30, 2020 (File No. 1-12609), Exhibit 4.8)

10.5
Credit Agreement, dated as of July 1, 2020, among Pacific Gas and Electric Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, and Citibank, N.A., as designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 30, 2020 (File No. 1-2348), Exhibit 10.4)

10.5.1
Amendment No. 1 to Credit Agreement, dated as of June 22, 2021, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents and Citibank, N.A,, as designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2021 (File No. 1-2348), Exhibit 10.2)

10.5.2
Amendment No. 2 to Credit Agreement, dated as of October 4, 2022, among Pacific Gas and Electric Company, the lenders party thereto, Citibank, N.A., as administrative agent and Citibank, N.A., as designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-2348), Exhibit 10.3)

10.5.3
Amendment No. 3 to Credit Agreement, dated as of June 22, 2023, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time and Citibank, N.A., as administrative agent and designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2023 (File No. 1-2348), Exhibit 10.2)

10.5.4
Amendment No. 4 to Credit Agreement, dated as of July 25, 2024, among Pacific Gas and Electric Company, the lenders party thereto, Citibank, N.A., as administrative agent and designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2024 (File No. 1-12609), Exhibit 10.5)

10.6
Term Loan Credit Agreement, dated as of April 20, 2022, among Pacific Gas and Electric Company, the several lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.1)

10.6.1
Amendment No. 1 to Credit Agreement, dated as of September 23, 2022, among Pacific Gas and Electric Company, the several lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2022 (File No. 1-2348) Exhibit (10.37)

10.6.2
Amendment No. 2 to Credit Agreement, dated as of April 18, 2023, among Pacific Gas and Electric Company, the several lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2023 (File No. 1-2348) Exhibit 10.3)

10.6.3
Amendment No. 3 to Credit Agreement, dated as of April 16, 2024, among Pacific Gas and Electric Company, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2024 (File No. 1-2348) Exhibit 10.1)

10.7
Purchase and Sale Agreement, dated as of October 5, 2020, between PG&E AR Facility, LLC, as buyer, and Pacific Gas and Electric Company in its capacity as initial servicer and in its capacity as originator (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 5, 2020 (File No. 1-2348), Exhibit 10.1)

10.7.1
Amendment No. 1 to Purchase and Sale Agreement, dated as of January 14, 2021, between PG&E AR Facility, LLC, as buyer, and Pacific Gas and Electric Company in its capacity as initial servicer and in its capacity as originator (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2020 (File No. 1-2348), Exhibit 10.75)

10.7.2
Amendment No. 2 to Purchase and Sale Agreement, dated as of March 18, 2022, among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial servicer and originator, JPMorgan Chase Bank, N.A., as a committed lender and group agent, Jupiter Securitization Company LLC, as a conduit lender, Mizuho Bank, Ltd., as a committed lender and group agent, BNP Paribas, as a committed lender and group agent, Starbird Funding Corporation, as a conduit lender, Victory Receivables Corporation, as a conduit lender, and MUFG Bank, Ltd., as a committed lender, group agent and administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-2348), Exhibit 10.2)

10.7.3
Amendment No. 3 to Purchase and Sale Agreement, dated as of April 20, 2022, among PG&E AR Facility, LLC, as buyer, Pacific Gas and Electric Company, as initial servicer and as an originator, the financial institutions party thereto and listed therein as committed lenders, conduit lenders, and group agents, and MUFG Bank, Ltd., as a Committed Lender, a Group Agent, and MUFG Bank, Ltd., administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.3)

10.8
Receivables Financing Agreement, dated as of October 5, 2020, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as administrative agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 5, 2020 (File No. 1-2348), Exhibit 10.2)

10.8.1
Amendment No. 1 to Receivables Financing Agreement, dated as of January 14, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as administrative agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2020 (File No. 1-2348), Exhibit 10.77)

10.8.2
Amendment No. 2 to Receivables Financing Agreement, dated as of February 12, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as administrative agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2020 (File No. 1-2348), Exhibit 10.78)

10.8.3
Amendment No. 3 to Receivables Financing Agreement, dated as of May 5, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as administrative agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-2348), Exhibit 10.2)

10.8.4
Amendment No. 4 to Receivables Financing Agreement, dated as of September 15, 2021, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its individual capacity and as initial servicer, the Persons from time to time party thereto as Lenders and Group Agents and MUFG Bank, Ltd., as administrative agent on behalf of the Credit Parties (each as defined therein) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-2348), Exhibit 10.3)

10.8.5
Amendment No. 5 to Receivables Financing Agreement, dated as of March 18, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-2348), Exhibit 10.4)

10.8.6
Amendment No. 6 to Receivables Financing Agreement, dated as of April 20, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated April 20, 2022 (File No. 1-2348), Exhibit 10.2)

10.8.7
Amendment No. 7 to Receivables Financing Agreement and Limited Waiver, dated as of June 21, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2022 (File No. 1-2348), Exhibit 10.6)

10.8.8
Amendment No. 8 to Receivables Financing Agreement, dated as of September 30, 2022, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-2348), Exhibit 10.7)

10.8.9
Amendment No. 9 to Receivables Financing Agreement, dated as of June 9, 2023, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2023 (File No. 1-2348), Exhibit 10.3)

10.8.10
Amendment No. 10 to Receivables Financing Agreement, dated as of December 8, 2023, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2024 (File No. 1-2348), Exhibit 10.2)

10.8.11
Amendment No. 11 to Receivables Financing Agreement, dated as of March 28, 2024, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2024 (File No. 1-2348), Exhibit 10.3)

10.8.12
Amendment No. 12 to Receivables Financing Agreement, dated as of June 26, 2024, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2024 (File No. 1-2348), Exhibit 10.2)

10.9
Pledge Agreement, dated as of October 5, 2020, between Pacific Gas and Electric Company and MUFG Bank, Ltd. (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 5, 2020 (File No. 1-2348), Exhibit 4.1)

10.10
Collection Account Intercreditor Agreement, dated as of October 5, 2020, among Pacific Gas and Electric Company, MUFG Bank, Ltd., and each trustee, indenture trustee, lender administrative agent, collateral agent, purchaser or other party described in Exhibit A therein (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated October 5, 2020 (File No. 1-2348), Exhibit 10.3)

10.10.1
Update to Schedule 1 to Collection Account Intercreditor Agreement, dated as of March 28, 2024, among Pacific Gas and Electric Company, PG&E Recovery Funding LLC, PG&E Wildfire Recovery Funding LLC, Citibank, N.A., MUFG Bank Ltd., and The Bank of New York Mellon Trust Company, N.A. (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2024 (File No. 1-2348) Exhibit 10.4)

10.10.2
Joinder Agreement to Collection Account Intercreditor Agreement, dated as of August 1, 2024, among Pacific Gas and Electric Company, Citibank, N.A., in its role as collection account agent and PG&E Recovery Funding LLC (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated August 1, 2024 (File No. 1-2348), Exhibit 10.4)

10.11
Office Lease, dated as of October 23, 2020, between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended September 30, 2020 (File No. 1-2348), Exhibit 10.12)

10.11.1
First Amendment to Office Lease, dated as of June 14, 2023, by and between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2023 (File No. 1-2348), Exhibit 10.6)

10.11.2
Amendment to Office Lease, dated as of July 11, 2023, by and between Pacific Gas and Electric Company and BA2 300 Lakeside LLC (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended June 30, 2023 (File No. 1-2348), Exhibit 10.7)

10.12
Loan Guarantee Agreement, dated as of January 17, 2025, between Pacific Gas and Electric Company and the U.S. Department of Energy, acting by and through the Secretary of Energy (redacted) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 10.1)

10.13	*
Offer Letter between Pacific Gas and Electric Company and Kaled Awada, dated December 9, 2023 (redacted) (incorporated by reference to Pacific Gas and Electric’s Form 10-K for the year ended December 31, 2023 (File No. 1-2348), Exhibit 10.25)

10.14	*
Offer Letter between PG&E Corporation and Carolyn Burke, dated as of March 15, 2023 (redacted) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2023 (File No. 1-12609), Exhibit 10.4)

10.15	*
Retention Letter Agreement, dated as of February 20, 2024, between PG&E Corporation and Carla J. Peterman (redacted) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2024 (File No. 1-12609), Exhibit 10.5)

10.16	*
Retention Letter Agreement, dated as of February 20, 2024, between PG&E Corporation and John R. Simon (redacted) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2024 (File No. 1-12609), Exhibit 10.6)

10.17	*
Offer Letter, between PG&E Corporation and Patricia K. Poppe, effective November 13, 2020 (incorporated by reference to PG&E Corporation’s Form 8-K dated November 18, 2020 (File No. 1-12609), Exhibit 10.1)

10.18	*
Amendment to Offer Letter, between PG&E Corporation and Patricia K. Poppe, dated as of November 29, 2024 (incorporated by reference to PG&E Corporation’s and Pacific Gas and Electric Company’s Form 8-K dated November 29, 2024 (File No. 1-2609) (File No. 1-2348), Exhibit 10.1)

10.19	*
PG&E Corporation Defined Contribution Executive Supplemental Retirement Plan, as amended effective as of September 12, 2023 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2023 (File No. 1-12609), Exhibit 10.5)

10.20	*
PG&E Corporation Supplemental Retirement Savings Plan, as amended effective as of September 12, 2023, and frozen after December 31, 2004 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2023 (File No. 1-12609), Exhibit 10.2)

10.21	*
PG&E Corporation 2005 Supplemental Retirement Savings Plan, as amended effective as of May 14, 2024 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2024 (File No. 1-12609), Exhibit 10.4)

10.22	*
PG&E Corporation Supplemental Executive Retirement Plan, as amended effective as of September 12, 2023 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2023 (File No. 1-12609), Exhibit 10.4)

10.23	*
PG&E Corporation 2012 Officer Severance Policy, as amended effective as of September 12, 2023 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2023 (File No. 1-12609), Exhibit 10.30)

10.24	*
PG&E Corporation Short-Term Incentive Plan, as amended effective as of May 16, 2023 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2023 (File No. 1-12609), Exhibit 10.8)

10.25	*	Pacific Gas and Electric Company Officer Relocation Guide, effective as of May 1, 2022

10.26	*
Postretirement Life Insurance Plan of Pacific Gas and Electric Company, as amended and restated as of February 14, 2012 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2012 (File No. 1-2348), Exhibit 10.7)

10.27	*
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective as of February 6, 2015 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2014 (File No. 1-2348), Exhibit 10.37)

10.28	*
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective as of February 16, 2016, (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-2348), Exhibit 10.4)

10.29	*
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective as of January 1, 2019 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2020 (File No. 1-2348), Exhibit 10.100)

10.30	*
Amendment to the Postretirement Life Insurance Plan of Pacific Gas and Electric Company, effective as of January 1, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2022 (File No. 1-12609), Exhibit 10.77)

10.31	*
PG&E Corporation 2014 Long-Term Incentive Plan (as adopted effective May 12, 2014 and as last amended effective as of July 1, 2020) (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2020 (File No. 112609), Exhibit 10.40)

10.32	*
Form of Stock Option Agreement for 2018 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12609), Exhibit 10.08)

10.33	*
Form of Restricted Stock Unit Agreement for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 File No. 1-12609), Exhibit 10.13)

10.34	*
PG&E Corporation 2021 Long-Term Incentive Plan, as amended effective as of June 16, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12609), Exhibit 10.12)

10.35	*
Form of Restricted Stock Unit Agreement for 2022 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12609), Exhibit 10.11)

10.36	*
Form of Restricted Stock Unit Agreement for 2023 grants to Non-employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2023 (File No. 1-12609), Exhibit 10.9)

10.37	*
Form of Restricted Stock Unit Agreement for 2024 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2024 (File No. 1-12609), Exhibit 10.5)

10.38	*
Form of Performance Share Unit Agreement subject to customer experience, public safety and financial goals for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.14)

10.39	*
Form of Performance Share Unit Agreement subject to total shareholder return goals for 2021 grants under the PG&E Corporation 2014 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2021 (File No. 1-12609), Exhibit 10.15)

10.40	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award, as amended effective as of August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.8)

10.41	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Program-Specific Retention Stock Unit Award Agreement, effective September 17, 2024 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2024 (File No. 1-12609), Exhibit 10.7)

10.42	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Restricted Stock Unit Award, as amended effective as of August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 112609), Exhibit 10.9)

10.43	*
Form of Restricted Stock Unit Agreement under the PG&E Corporation 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.10)

10.44	*
Form of Performance Share Award Agreement under the PG&E Corporation 2021 Long-Term Incentive (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2022 (File No. 1-12609), Exhibit 10.11)

10.45	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Performance Share Unit Award, as amended effective as of August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 112609), Exhibit 10.10)

10.46	*
Amendment to 2014 PG&E Corporation Long-Term Incentive Plan Award Agreements and 2021 PG&E Corporation Long-Term Incentive Plan Award Agreements, dated as of August 14, 2022 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.11)

10.47	*
Form of Consent to Amend Award Agreement under the 2014 PG&E Corporation Long-Term Incentive Plan and/or 2021 Long-Term Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2023 (File No. 112609), Exhibit 10.7)

10.48	*
PG&E Corporation Executive Stock Ownership Program Guidelines as amended effective as of September 15, 2010 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-12609), Exhibit 10.2)

10.49	*	PG&E Corporation 2010 Executive Stock Ownership Guidelines, as amended effective as of December 11, 2024

10.50	*
PG&E Corporation Golden Parachute Restriction Policy effective as of February 15, 2006 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 1-12609), Exhibit 10.49)

10.51	*
Amendment to PG&E Corporation Golden Parachute Restriction Policy dated as of December 31, 2008 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 1-12609), Exhibit 10.58)

10.52	*
PG&E Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, as amended effective as of January 1, 2009 (incorporated by reference to PG&E Corporation's Form 10-K for the year ended December 31, 2008 (File No.1-12609), Exhibit 10.24)

10.53	*
Amended and Restated PG&E Corporation Director Grantor Trust Agreement dated as of October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.01)

10.54	*
Amended and Restated PG&E Corporation Officer Grantor Trust Agreement dated as of October 1, 2015 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12609), Exhibit 10.2)

10.55	*
PG&E Corporation and Pacific Gas and Electric Company Executive Incentive Compensation Recoupment Policy effective as of February 19, 2019 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-12609), Exhibit 10.119)

10.56	*
Resolution of the Board of Directors of PG&E Corporation regarding indemnification of officers and directors dated as of December 18, 1996 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2004 (File No. 1-12609), Exhibit 10.40)

10.57	*
Resolution of the Board of Directors of Pacific Gas and Electric Company regarding indemnification of officers and directors dated as of July 19, 1995 (incorporated by reference to Pacific Gas and Electric Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-2348), Exhibit 10.41)

10.58	*	Form of Director and Officer Indemnification Agreement (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2019 (File No. 1-12609), Exhibit 10.08)

10.59	*
Consent to Amend Award Agreement, dated as of August 14, 2022, between PG&E Corporation and John R. Simon (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended September 30, 2022 (File No. 1-12609), Exhibit 10.12)

19		Insider Trading Standard

21		Subsidiaries of the Registrant

23.1		PG&E Corporation Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

23.2		Pacific Gas and Electric Company Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

24		Powers of Attorney

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

97.1
PG&E Corporation and Pacific Gas and Electric Company Dodd-Frank Clawback Policy (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2023 (File No. 1-12609), Exhibit 97.1)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K for the year ended December 31, 2024 to be signed on their behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

	PG&E CORPORATION		PACIFIC GAS AND ELECTRIC COMPANY
	(Registrant)		(Registrant)

	/s/ PATRICIA K. POPPE		/s/ SUMEET SINGH
	Patricia K. Poppe		Sumeet Singh

By:	Chief Executive Officer	By:	Executive Vice President, Operations and Chief Operating Officer

Date:	February 12, 2025	Date:	February 12, 2025

/s/ MARLENE M. SANTOS
Marlene M. Santos

		By:	Executive Vice President and Chief Customer and Enterprise Solutions Officer

		Date:	February 12, 2025

/s/ JASON M. GLICKMAN
Jason M. Glickman

		By:	Executive Vice President, Engineering, Planning, and Strategy

		Date:	February 12, 2025

Signature	Title	Date
A. Principal Executive Officers

/s/ PATRICIA K. POPPE	Chief Executive Officer	February 12, 2025
Patricia K. Poppe	(PG&E Corporation)

/s/ SUMEET SINGH	Executive Vice President, Operations and Chief Operating Officer	February 12, 2025
Sumeet Singh	(Pacific Gas and Electric Company)

/s/ MARLENE M. SANTOS	Executive Vice President and Chief Customer and Enterprise Solutions Officer	February 12, 2025
Marlene M. Santos	(Pacific Gas and Electric Company)

/s/ JASON M. GLICKMAN	Executive Vice President, Engineering, Planning, and Strategy	February 12, 2025
Jason M. Glickman	(Pacific Gas and Electric Company)

B. Principal Financial Officers
/s/ CAROLYN J. BURKE	Executive Vice President and Chief Financial Officer	February 12, 2025
Carolyn J. Burke	(PG&E Corporation)

/s/ STEPHANIE N. WILLIAMS	Vice President and Controller (PG&E Corporation)	February 12, 2025
Stephanie N. Williams	Vice President, Chief Financial Officer, and Controller (Pacific Gas and Electric Company)

C. Principal Accounting Officer
/s/ STEPHANIE N. WILLIAMS	Vice President and Controller (PG&E Corporation)	February 12, 2025
Stephanie N. Williams	Vice President, Chief Financial Officer, and Controller (Pacific Gas and Electric Company)

D. Directors (PG&E Corporation and Pacific Gas and Electric Company, unless otherwise noted)

*	/s/ RAJAT BAHRI	Director	February 12, 2025
Rajat Bahri

*	/s/ CHERYL F. CAMPBELL	Director	February 12, 2025
	Cheryl F. Campbell	Chair of the Board (Pacific Gas and Electric Company)

*	/s/ EDWARD G. CANNIZZARO	Director	February 12, 2025
Edward G. Cannizzaro

*	/s/ KERRY W. COOPER	Director	February 12, 2025
	Kerry W. Cooper	Chair of the Board (PG&E Corporation)

*	/s/ JESSICA L. DENECOUR	Director	February 12, 2025
Jessica L. Denecour

*	/s/ MARK E. FERGUSON III	Director	February 12, 2025
Mark E. Ferguson III

*	/s/ W. CRAIG FUGATE	Director	February 12, 2025
W. Craig Fugate

*	/s/ ARNO L. HARRIS	Director	February 12, 2025
Arno L. Harris

*	/s/ CARLOS M. HERNANDEZ	Director	February 12, 2025
Carlos M. Hernandez

*	/s/ MICHAEL R. NIGGLI	Director	February 12, 2025
Michael R. Niggli

*	/s/ PATRICIA K. POPPE	Director	February 12, 2025
Patricia K. Poppe

*	/s/ WILLIAM L. SMITH	Director	February 12, 2025
William L. Smith

*	/s/ BENJAMIN F. WILSON	Director	February 12, 2025
Benjamin F. Wilson

*	/s/ SUMEET SINGH	Director (Pacific Gas and Electric Company)	February 12, 2025
Sumeet Singh

*By:	/s/ JOHN R. SIMON	February 12, 2025
John R. Simon, Attorney-in-Fact

PG&E CORPORATION
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF PG&E CORPORATION (“PARENT”)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Administrative service revenue	$146	$154	$109
Operating expenses	(167)	(165)	(193)
Interest income	15	13	3
Interest expense	(270)	(365)	(261)
Other income (expense)	(17)	(21)	(201)
Equity in earnings of subsidiaries	2,697	2,530	2,154
Income Before Income Taxes	2,404	2,146	1,611
Income tax benefit	(94)	(96)	(132)
Net Income	$2,498	$2,242	$1,743
Preferred stock dividend requirement	23	—	—
Income Available for Common Shareholders	$2,475	$2,242	$1,743
Other Comprehensive Income (Loss)
Pension and other postretirement benefit plans obligations (net of taxes of $3, $6, and $8, at respective dates)	(7)	(16)	21
Net unrealized gain on available-for-sale securities (net of taxes of $0, $0, and $0, respectively)	1	—	—
Total other comprehensive income (loss)	(6)	(16)	21
Comprehensive Income	$2,469	$2,226	$1,764
Weighted Average Common Shares Outstanding, Basic	2,141	2,064	2,235
Weighted Average Common Shares Outstanding, Diluted	2,147	2,138	2,380
Net Earnings Per Common Share, Basic	$1.16	$1.09	$0.78
Net Earnings Per Common Share, Diluted	$1.15	$1.05	$0.73

PG&E CORPORATION
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF PG&E CORPORATION (“PARENT”) – (Continued)
CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$235	$192
Restricted cash and restricted cash equivalents	1	3
Advances to affiliates	13	24
Income taxes receivable	2	2
Other current assets	—	1
Total current assets	251	222
Other Noncurrent Assets
Investments in subsidiaries	42,829	36,804
Other investments	175	167
Deferred income taxes	633	539
Total other noncurrent assets	43,637	37,510
TOTAL ASSETS	$43,888	$37,732
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable – other	36	58
Income taxes payable	1	1
Other current liabilities	420	363
Total current liabilities	457	422
Noncurrent Liabilities
Long-term debt	5,612	4,599
Other noncurrent liabilities	141	141
Total noncurrent liabilities	5,753	4,740
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	—
Common stock	39,086	37,906
Reinvested earnings	(2,966)	(5,322)
Accumulated other comprehensive loss	(21)	(14)
Total shareholders’ equity	37,678	32,570
TOTAL LIABILITIES AND EQUITY	$43,888	$37,732

PG&E CORPORATION
SCHEDULE I – CONSOLIDATED FINANCIAL INFORMATION OF PG&E CORPORATION (“PARENT”) – (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$2,498	$2,242	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation amortization	53	4	95
Equity in earnings of subsidiaries	(2,699)	(2,530)	(2,160)
Deferred income taxes and tax credits, net	(94)	(116)	(126)
Current income taxes payable	—	9	—
Other	9	40	339
Net cash used in operating activities	(233)	(351)	(109)
Cash Flows From Investing Activities:
Investment in subsidiaries	(5,360)	(1,290)	(994)
Dividends received from subsidiaries (1)	2,025	1,775	1,275
Net cash provided by (used in) investing activities	(3,335)	485	281
Cash Flows From Financing Activities:
Repayments under term loan credit facilities	(500)	(2,181)	—
Proceeds from issuance of convertible notes, net of discount and issuance costs of $0, $27, and $0 at respective dates	—	2,123	—
Repayment of long-term debt	—	—	(28)
Repayments of intercompany note from the Utility	—	—	(145)
Proceeds from issuance of long-term debt, net of premium and issuance costs of $4, $0, and $0 at respective dates	1,496	—	—
Common stock issued	1,128	—	—
Mandatory convertible preferred stock issued	1,579	—	—
Common stock dividend paid	(86)	—	—
Other	(8)	(6)	—
Net cash provided by (used in) financing activities	3,609	(64)	(173)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	41	70	(1)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	195	125	126
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31	$236	$195	$125
Less: Restricted cash and restricted cash equivalents	(1)	(3)	—
Cash and cash equivalents at December 31	$235	$192	$125

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(215)	$(309)	$(233)
Supplemental disclosures of noncash investing and financing activities
Changes to PG&E Corporation common stock and treasury stock in connection with the share exchange with the Fire Victim Trust	$—	$(2,517)	$(2,337)
Common stock dividends declared but not yet paid	55	21	—
Mandatory convertible preferred stock dividends declared but not yet paid	23	—	—

(1) Because of its nature as a holding company, PG&E Corporation classifies dividends received from subsidiaries as an investing cash flow.

PG&E CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Period
Valuation and qualifying accounts deducted from assets:
2024:
Allowance for uncollectible accounts (1)	$445	$312	$—	$339	$418
2023:
Allowance for uncollectible accounts (1)	$166	$624	$—	$345	$445
2022:
Allowance for uncollectible accounts (1)	$171	$146	$—	$151	$166
(1) Allowance for uncollectible accounts is deducted from “Accounts receivable - Customers.”
(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.

PACIFIC GAS AND ELECTRIC COMPANY

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Period
Valuation and qualifying accounts deducted from assets:
2024:
Allowance for uncollectible accounts (1)	$445	$312	$—	$339	$418
2023:
Allowance for uncollectible accounts (1)	$166	$624	$—	$345	$445
2022:
Allowance for uncollectible accounts (1)	$171	$146	$—	$151	$166
(1) Allowance for uncollectible accounts is deducted from “Accounts receivable - Customers.”
(2) Deductions consist principally of write-offs, net of collections of receivables previously written off.