Form 10-Q
period 2025-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2025-04-24
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					March 31, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 16, 2025:
PG&E Corporation:	2,675,428,603*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

OTHER INFORMATION	Part II, Item 5
EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MVA	=	One megavolt ampere
1 Mcf	=	One thousand cubic feet
1 MMcf	=	One million cubic feet
1 Bcf	=	One billion cubic feet
1 MDth	=	One thousand decatherms

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AB	Assembly Bill
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
DCPP	Diablo Canyon Power Plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOE Loan Guarantee Agreement	Loan Guarantee Agreement, dated as of January 17, 2025, between the Utility and the DOE
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	United States Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited, a mutual insurer owned by utilities with nuclear facilities
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff

Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TO	Transmission Owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•significant changes to the electric power and natural gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for natural gas; the impact of customer demand falling short of the Utility’s forecasts, driven by customer self-generation, customer departures to community choice aggregators, direct access providers, and government-owned utilities, and legislative mandates to reduce the use of natural gas; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources, increasing demand for electric power due to electrification of the transportation and other sectors of the economy, and the resulting changes in customer demand for its natural gas and electric services;

•cyber or physical attacks, including cybersecurity breaches, acts of terrorism, war, and vandalism, on the Utility or its third-party vendors, contractors, or customers (or others with whom they have shared data) which could result in operational disruption; the misappropriation or loss of confidential or proprietary assets, information or data, including customer, employee, financial, or operating system information, or intellectual property; corruption of data; or potential remediation, compliance and other costs, lost revenues, litigation, investigations, or reputational harm;

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

◦privacy and cybersecurity; and

◦taxes and tax audits;

•the outcome of current and future self-reports, investigations or other enforcement actions, agency compliance reports, or notices of violation that could be issued related to the Utility’s compliance with laws, rules, regulations, or orders applicable to its gas and electric operations; the construction, expansion, or replacement of its electric and gas facilities; electric grid reliability; audit, inspection and maintenance practices; customer billing and privacy; physical and cybersecurity protections; environmental laws and regulations; or otherwise, such as fines; penalties; remediation obligations; or the implementation of corporate governance, operational or other changes in connection with the Enhanced Oversight and Enforcement Process (“EOEP”);

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

•whether the Utility can control its operating costs within the authorized levels of spending; whether the Utility can continue implementing the Lean operating system and achieve projected savings; the extent to which the Utility incurs unrecoverable costs that are higher than the forecasts of such costs; the risks and uncertainties associated with inflation (including raw materials), import tariffs, and trade wars; and changes in cost forecasts or the scope and timing of planned work resulting from changes in customer demand for electricity and natural gas or other reasons;

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

•the ability of PG&E Corporation and the Utility to access capital markets and other sources of debt and equity financing in a timely manner on acceptable terms, volatility in such capital markets, and changes in interest rates;

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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A: “Risk Factors” in this Form 10-Q and the 2024 Form 10-K and a detailed discussion of these matters contained in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K and Part I, Item 2 in this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

PG&E Corporation’s and the Utility’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements are available free of charge on both PG&E Corporation’s website, www.pgecorp.com, and the Utility's website, www.pge.com, as promptly as practicable after they are filed with, or furnished to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov. Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “Wildfire and Safety Updates” and “News & Events: Events & Presentations” tabs, respectively, in order to publicly disseminate such information. Specifically, within two hours during business hours or four hours outside of business hours of the determination that an incident is attributable or allegedly attributable to the Utility’s electric facilities and has resulted in property damage estimated to exceed $200,000, a fatality or injury requiring medical attention from a healthcare professional at a hospital or other medical facility, or media coverage from a major news outlet, or a government entity investigating whether the infrastructure owned or operated by the utility caused a wildfire, the Utility is required to submit an electric incident report including information about such incident to the CPUC. The information included in an electric incident report is limited and may not include important information about the facts and circumstances about the incident due to the limited scope of the reporting requirements and timing of the report and is necessarily limited to information to which the Utility has access at the time of the report. Ignitions are also reportable under CPUC Decision 14-02-015 when they involve self-propagating fire of material other than electrical or communication facilities; the fire traveled greater than one linear meter from the ignition point; and the Utility has knowledge that the fire occurred. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on such websites is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the addresses of such websites solely for the information of investors and do not intend the addresses to be active links.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see Item 1A: “Risk Factors” in the 2024 Form 10-K, as supplemented in the section of this Quarterly Report on Form 10-Q entitled “Forward-Looking Statements.”

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined Quarterly Report on Form 10-Q of PG&E Corporation and the Utility and includes separate Condensed Consolidated Financial Statements for each of these two entities. This combined MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. It should also be read in conjunction with the 2024 Form 10-K.

Generally, PG&E Corporation’s and the Utility’s revenues vary based on the outcomes of ratemaking proceedings and the amount of pass-through costs incurred. See “Ratemaking Mechanisms” in Item 1. Description of the Business in the 2024 Form 10-K regarding how the Utility’s revenues are determined. Factors that cause costs to vary include the cost of purchased power and fuel; the costs of procurement, storage, transportation of natural gas; weather; criminal, civil and regulatory charges for wildfires; the outcomes of ratemaking proceedings; and increases in interest expense as a result of additional debt issuances.

The discussion related to the results of operations and liquidity for the three months ended March 31, 2024 compared to the same period in 2023 is incorporated by reference to Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PG&E Corporation’s and the Utility’s combined Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which was filed with the SEC in April 2024.

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

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps designed to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include Enhanced Powerline Safety Settings (“EPSS”), PSPS, vegetation management, asset inspections, and system hardening (such as undergrounding). The Utility’s wildfire mitigation efforts have also benefited in recent years from improved ignition response and situational awareness tools like weather stations and risk modeling. These initiatives have significantly reduced the number of CPUC-reportable ignitions and the number of acres burned from utility-related ignitions. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility can retain or contract for the workforce necessary to execute its wildfire mitigation actions.

PG&E Corporation and the Utility have incurred and will continue to incur substantial expenditures in connection with these initiatives. For more information on incurred expenditures, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. The extent to which the Utility will be able to recover these expenditures and other potential costs through rates is uncertain. If additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on the costs of the Utility’s wildfire mitigation initiatives.

The Utility is subject to a number of legal and regulatory requirements related to its wildfire mitigation efforts, which require periodic inspections of electric assets and ongoing reporting related to this work. Although the Utility believes that it has complied substantially with these requirements, it regularly reviews and has identified instances of noncompliance. The Utility intends to update the CPUC and the OEIS based on its ongoing review. The Utility could face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for noncompliance related to wildfire mitigation efforts.

Despite these extensive measures, the potential that the Utility’s equipment will be involved in the ignition of future wildfires, including catastrophic wildfires, is significant. This risk may be attributable to, and exacerbated by, a variety of factors, including climate change (in particular, extended periods of seasonal dryness coupled with periods of high wind velocities and other storms), infrastructure, and vegetation conditions. Once an ignition has occurred, the Utility may be unable to control the extent of damages, which is primarily determined by environmental conditions (including weather and vegetation conditions), third-party suppression efforts, and the location of the wildfire.

The financial impact of past wildfires is significant. As of March 31, 2025, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.275 billion, $1.925 billion, and $100 million for claims in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage or self-insurance through the Wildfire Fund, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

As of March 31, 2025, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $527 million for the 2021 Dixie fire, and $96 million for the 2022 Mosquito fire. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount. The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds. Such funds could be depleted more quickly than PG&E Corporation’s and the Utility’s 20-year estimate for the life of the Wildfire Fund (see Note 2 and Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1), including as a result of claims made by California’s other participating electric utility companies. For example, victims of wildfires in Southern California in January 2025 have filed lawsuits alleging that Southern California Edison’s equipment was associated with the ignition of such fires. The impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire would be subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. The Utility has recorded an aggregate Wildfire Fund receivable of $925 million for the 2021 Dixie fire, of which it had received $350 million as of March 31, 2025. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of available insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of March 31, 2025, the Utility has recorded receivables for regulatory recovery of $609 million for the 2021 Dixie fire and $61 million for the 2022 Mosquito fire. See “2021 Dixie Fire” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information.

•The Timing and Outcome of Ratemaking and Other Proceedings. Regulatory ratemaking proceedings are a key aspect of the Utility’s business. The Utility’s revenue requirements consist primarily of a base amount set to enable the Utility to recover its reasonable operating expenses (e.g., maintenance, administrative and general expenses) and capital costs (e.g., depreciation and financing expenses). The CPUC also authorizes the Utility to collect revenues to recover costs that the Utility is allowed to pass through to customers, including its costs to procure electricity and natural gas for customers and to administer public purpose and customer programs. Although the Utility generally seeks to recover its recorded costs on a timely basis, in recent years, the amount of the costs recorded in memorandum and balancing accounts has increased. Other proceedings that could impact the Utility’s business profile and financial results include actions by municipalities and other public entities to acquire the electric assets of the Utility within their respective jurisdictions. The outcome of regulatory proceedings can be affected by many factors, including intervening parties’ testimonies, potential rate impacts, the regulatory and political environments, and other factors. See Notes 3 and 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, and “Regulatory Matters” below.

•PG&E Corporation’s and the Utility’s Ability to Control Operating and Financing Costs. Under cost-of-service ratemaking, a utility’s earnings depend on its ability to manage costs within the amounts authorized for recovery in its ratemaking proceedings. The Utility has set a long-term goal to increase its capital investments to meet safety and climate goals, while also achieving operating cost savings. The Utility intends to achieve such savings by improving the planning and execution of its business through increased efficiencies, including waste elimination through the Lean operating system. PG&E Corporation and the Utility also work to reduce financing costs by identifying and executing on opportunities to efficiently finance the business, which depends on capital market conditions. Increased volatility in capital markets and elevated interest rates may impact PG&E Corporation’s and the Utility’s ability to obtain financing on acceptable terms or raise the cost of financing, which in turn may negatively impact their financial results.

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A: “Risk Factors” in the 2024 Form 10-K and “Forward-Looking Statements” above for a list of some of the factors that may cause actual results to differ materially.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $33.7 billion and a California net operating loss carryforward of approximately $34.9 billion as of December 31, 2024.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate value of stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”) contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock. These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating 4.75% or more of the combined value of PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Accordingly, although PG&E Corporation had 2,675,428,603 common shares outstanding as of April 16, 2025, only 2,197,685,013 common shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles with the result that the ownership limitation based on the unadjusted outstanding stock of PG&E Corporation is lower than 4.75% and can vary based on the relative value of the common stock and mandatory convertible preferred stock on any particular date. For example, based on the closing prices of PG&E Corporation’s common stock and preferred stock as of April 16, 2025, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of April 16, 2025 was 3.92% of the combined value of PG&E Corporation’s outstanding common and preferred stock. The computation of the Percentage Stock Ownership is complex, and persons considering purchasing PG&E Corporation’s stock should consult their own tax advisors regarding the application of the ownership restrictions to their particular situation.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2025 and 2024. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Consolidated Total	$607	$732
PG&E Corporation	(85)	(46)
Utility	$692	$778

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended March 31,
(in millions)	2025	2024
Operating Revenues
Electric	$4,135	$4,052
Natural gas	1,848	1,809
Total operating revenues	5,983	5,861
Operating Expenses
Cost of electricity	399	321
Cost of natural gas	496	529
Operating and maintenance	2,638	2,631
Wildfire-related claims, net of recoveries	49	(1)
Wildfire Fund expense	76	78
Depreciation, amortization, and decommissioning	1,097	1,022
Total operating expenses	4,755	4,580
Operating Income	1,228	1,281
Interest income	114	134
Interest expense	(655)	(654)
Other income, net	71	79
Income Before Income Taxes	758	840
Income tax provision	63	59
Net Income	695	781
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$692	$778

Operating Revenues

The Utility’s electric and natural gas operating revenues increased by $122 million, or 2%, in the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $190 million in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 Wildfire Mitigation and Catastrophic Events Application” below) in the three months ended March 31, 2025, with no comparable revenues in the same period in 2024;

•an increase in revenues to recover the cost of electricity procurement (which increased by approximately $78 million) in the three months ended March 31, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income;

•approximately $80 million in revenues to recover costs associated with extended operations at DCPP in the three months ended March 31, 2025, as compared to the same period in 2024;

•approximately $45 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended March 31, 2025, with no comparable revenues in the same period in 2024; and

•approximately $30 million in revenues authorized in the General Office Sale Memorandum Account (“GOSMA”) petition for modification final decision in the three months ended March 31, 2025 with no comparable revenues in the same period in 2024.

Partially offset by:

•approximately $275 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended March 31, 2024 with no comparable revenues in the same period in 2025;

•approximately $40 million in lower revenues related to winter storm response in the three months ended March 31, 2025, as compared to the same period in 2024; and

•a decrease in revenues to recover the cost of natural gas (which decreased by approximately $33 million) in the three months ended March 31, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income.

Cost of Electricity

The Utility’s Cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. Cost of electricity also includes net energy sales (Utility owned and third parties’ generation) in the CAISO electricity markets and directly with third parties. The Cost of electricity increased by $78 million, or 24% in the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily the result of lower CAISO market sales revenues.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.  The Cost of natural gas decreased by $33 million, or 6%, in the three months ended March 31, 2025, compared to the same period in 2024. This decrease was primarily the result of a reduction in GHG emissions expenses and favorable price risk management results, partially offset by increases in natural gas prices and volumes purchased for the period.

Operating and Maintenance

The Utility’s Operating and maintenance expenses increased by $7 million, or 0%, in the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $190 million in interim rate relief authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in the three months ended March 31, 2025, with no comparable costs in the same period in 2024;

•approximately $70 million in costs associated with extended operations at DCPP in the three months ended March 31, 2025, as compared to the same period in 2024;

•approximately $45 million in interim rate relief authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended March 31, 2025, with no comparable costs in the same period in 2024; and

•approximately $30 million in costs authorized in the GOSMA petition for modification final decision in the three months ended March 31, 2025 with no comparable costs in the same period in 2024.

Partially offset by:

•the recognition of approximately $275 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended March 31, 2024 with no comparable costs in the same period in 2025; and

•approximately $40 million in lower costs related to winter storm response in the three months ended March 31, 2025, as compared to the same period in 2024.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries increased by $50 million, or more than 100%, in the three months ended March 31, 2025, compared to the same period in 2024. The Utility recognized pre-tax charges of $50 million related to the 2019 Kincade fire in the three months ended March 31, 2025, with no comparable costs in the same period in 2024.

Wildfire Fund Expense

There was no material change to Wildfire Fund expense for the periods presented.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization and decommissioning expenses increased by $75 million, or 7%, in the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily due to the growth in plant balance from capital additions.

Interest Income

The Utility’s Interest income decreased by $20 million, or 15%, in the three months ended March 31, 2025, compared to the same period in 2024. This decrease was primarily due to a decrease in interest rates and interest-bearing account balances in the three months ended March 31, 2025 compared to the same period in 2024.

Interest Expense

There was no material change to Interest expense for the periods presented.

Other Income, Net

There was no material change to Other income, net for the periods presented.

Income Tax Provision

There was no material change to Income tax provision for the periods presented. The effective tax rates were 8.3% and 7.0 % for the three months ended March 31, 2025 and 2024, respectively. The Utility’s effective tax rate is below the federal statutory rate of 21% for 2025 and 2024 primarily due to the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. These amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Cuts and Jobs Act of 2017.

Import Tariffs

PG&E Corporation and the Utility are assessing the impacts of changes to import tariffs, which could increase the costs they pay for goods and services, and their ability to mitigate such cost increases, including through operational, contractual, or regulatory initiatives.

LIQUIDITY AND FINANCIAL RESOURCES

Overview

PG&E Corporation and the Utility expect to be able to generate and obtain adequate cash to meet their cash requirements in the short term and in the long term.

PG&E Corporation and the Utility rely on access to debt and equity markets and credit facilities to finance their capital requirements and support their liquidity needs. The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect to recover its cost of service. The Utility generally utilizes retained earnings, equity contributions from PG&E Corporation and long-term debt issuances to maintain its CPUC-authorized long-term capital structure consisting of 52% common equity, 47.5% long-term debt, and 0.5% preferred equity and relies on short-term debt, including its revolving credit facilities, to fund temporary financing needs. The CPUC has granted the Utility a temporary waiver from compliance with its authorized regulatory capital structure until June 2025. As of March 31, 2025, the Utility was in compliance with its authorized regulatory capital structure.

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

PG&E Corporation and the Utility have various contractual commitments which impact cash requirements. These commitments are discussed in “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

As of March 31, 2025, PG&E Corporation and the Utility had access to approximately $8.0 billion of total liquidity comprised of $1.9 billion of the Utility’s Cash and cash equivalents, $163 million of PG&E Corporation’s Cash and cash equivalents, $1.5 billion of availability under the Utility’s Receivables Securitization Program, and $4.5 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

Credit Ratings

Credit ratings impact the cost and availability of short-term borrowings, including credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies. Contracts which may require collateral postings include the Utility's power and natural gas commodity, transportation, services, and environmental products agreements. Because the Utility’s credit rating remains below investment grade with two of the major credit rating agencies, the Utility generally does not receive unsecured credit from its energy procurement counterparties and it may be required to increase its collateral postings if its credit rating is downgraded.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of March 31, 2025, PG&E Corporation and the Utility had cash and cash equivalents of $163 million and $1.9 billion, respectively.

As of March 31, 2025, the Utility had contributed $936 million to Pacific Energy Risk Solutions, LLC, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance. As of March 31, 2025, $8 million was classified as Restricted cash and restricted cash equivalents due to minimum capital and surplus requirements, and $939 million, measured at fair value, was classified as Wildfire self-insurance asset. For more information about wildfire liability self-insurance, see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

Financial Resources

Equity Financings

PG&E Corporation has completed the planned equity financing for its $63 billion capital expenditure plan for 2024 through 2028. Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, its share price, its earnings, the timing and outcome of ratemaking proceedings, the timing and terms of other financings, and the outcome of the Wildfire-Related Securities Claims. See “Wildfire-Related Securities Litigation” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

Debt Financings

Utility

The Utility generally issues first mortgage bonds and secured debt to meet its long-term funding requirements.

On February 24, 2025, the Utility completed the sale of (i) $1.0 billion aggregate principal amount of 5.700% First Mortgage Bonds due 2035 and (ii) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2055. The Utility expects to use the net proceeds of such issuances for (i) the redemption or repayment of all of its $600 million aggregate principal amount of 3.500% First Mortgage Bonds due June 15, 2025, and (ii) the redemption or repayment of all of its $450 million aggregate principal amount of 4.950% First Mortgage Bonds due June 8, 2025. The Utility expects to use the remaining net proceeds from the offerings for general corporate purposes.

Facilities and Term Loans

As of March 31, 2025, PG&E Corporation and the Utility had $500 million and $4.0 billion available under their respective $500 million and $4.4 billion revolving credit facilities. The Utility also has access to the $1.5 billion Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

On April 11, 2025, the Utility amended its existing $525 million term loan agreement to extend the maturity to April 10, 2026. The loan bears interest based on the Utility’s election of either (1) Term Secured Overnight Financing Rate (“SOFR”) (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375% or (2) the alternative base rate plus an applicable margin of 0.375%.

For more information, see “Credit Facilities and Term Loans” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

For more information about the DOE Loan Guarantee Agreement, see “Liquidity and Financial Resources” in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

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

Dividends

Utility

On November 29, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 18, 2025, to holders of record as of January 31, 2025. On February 20, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on May 15, 2025, to holders of record as of April 30, 2025.

On February 20, 2025, the Board of Directors of the Utility declared a common stock dividend of $575 million, which was paid to PG&E Corporation on March 18, 2025.

PG&E Corporation

On November 29, 2024 and February 20, 2025, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.025 per share, each declaration totaling $55 million, which were paid on January 15, and April 15, 2025, to holders of record as of December 31, 2024 and March 31, 2025, respectively.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, totaling $23 million, which was paid on February 27, 2025, to holders of record as of February 14, 2025. On February 20, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, payable on June 1, 2025, to holders of record as of May 15, 2025.

Utility Cash Flows

PG&E Corporation’s condensed consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the three months ended March 31, 2025 and 2024.

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$2,955	$2,309
Net cash used in investing activities	(3,264)	(2,930)
Net cash provided by financing activities	1,575	769
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,266	$148

Operating Activities

Net cash provided by operating activities increased by $646 million, or 28%, during the three months ended March 31, 2025 as compared to the same period in 2024. This increase was primarily due to:

•an increase in collections driven in part by the DCPP extended operations recovery and 2023 WMCE interim rate relief;

•an increase in Wildfire Fund-related recoveries; and

•a decrease in benefits related payments.

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

•the timing and amount of costs in connection with future wildfires and the timing and amount of any potential related insurance, including funds available from self-insurance and the Wildfire Fund (see “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1);

•the timing and amount of costs in connection with the portion of the 2023-2025 WMP that are being recovered through rates and the portion of the costs previously incurred in connection with the 2021-2022 WMP that are not currently being recovered through rates (see “Regulatory Matters” below for more information);

•the timing and outcomes of the Utility’s pending and future ratemaking and regulatory proceedings, including the extent to which PG&E Corporation and the Utility are able to recover their costs through regulated rates as recorded in memorandum accounts or balancing accounts, or as otherwise requested; and

•the timing and amount of electric and natural gas commodity price volatility and differences between commodity costs and revenue collections.

PG&E Corporation and the Utility do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, other than those discussed under “Purchase Commitments” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the three months ended March 31, 2025, compared to March 31, 2024.

(in millions)	Three Months Ended March 31,
Cash used in investing activities - 2024	$(2,930)
Net purchases related to customer credit trust investments	(301)
Other investing activities	(33)
Net increase in cash used in investing activities	(334)
Cash used in investing activities - 2025	$(3,264)

Net cash used in investing activities increased by $334 million, or 11%, during the three months ended March 31, 2025 as compared to the same period in 2024. This increase was primarily due to a $301 million increase in net purchases of customer credit trust investments, net of proceeds from sales.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur $12.9 billion of capital expenditures in 2025. Additionally, future cash flows used in investing activities could be impacted by the timing and amount of contributions to the self-insurance captive (see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1).

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the three months ended March 31, 2025, compared to March 31, 2024.

(in millions)	Three Months Ended March 31,
Cash provided by financing activities - 2024	$769
Net repayments under credit facilities	1,154
Issuance of long-term debt	(524)
Repayments of long-term debt	450
Dividend payments	(125)
Other financing activities	(149)
Net increase in cash provided by financing activities	806
Cash provided by financing activities - 2025	$1,575

Net cash provided by financing activities increased by $806 million, or 105%, during the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to:

•$1.2 billion decrease in net repayments under credit facilities; and

•$450 million decrease in repayments related to long-term debt.

Partially offset by:

•$524 million decrease in proceeds related to issuance of long-term debt; and

•$232 million decrease in proceeds related to the DWR loan.

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

LITIGATION MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to the enforcement and litigation matters described in Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and in “Regulatory Matters” below that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

REGULATORY MATTERS

The Utility is subject to substantial regulation by the CPUC, the FERC, the OEIS, the Nuclear Regulatory Commission (“NRC”), and other federal and state regulatory agencies. The resolutions of the proceedings described below and other proceedings may materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows. Except as otherwise noted, PG&E Corporation and the Utility are unable to predict the timing or outcome of the following proceedings.

During the quarter ended March 31, 2025 and through the date of this filing, key updates to regulatory matters include the following:

•On April 4, the Utility submitted its 2026-2028 WMP to the OEIS.

•On March 20, the Utility submitted its 2026 Cost of Capital application to the CPUC.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such proceedings. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may later authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps on cost recovery. These accounts, which include the CEMA, WEMA, Fire Hazard Prevention Memorandum Account (“FHPMA”), FRMMA, WMPMA, Vegetation Management Balancing Account (“VMBA”), Wildfire Mitigation Balancing Account (“WMBA”), and Microgrids Memorandum Account (“MGMA”), among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, and certain third-party wildfire claims. While the Utility generally expects such costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the Utility has recorded significant amounts to these accounts. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of March 31, 2025, the Utility had recorded an aggregate amount of approximately $3.4 billion in costs for the CEMA, WEMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $1.1 billion was authorized for recovery and accounted for as current, and $2.3 billion was accounted for as long term as of March 31, 2025. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

For more information, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, and “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications” and “Wildfire and Gas Safety Costs Recovery Application” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the three months ended March 31, 2025 are summarized in the following table:

Proceeding	Request (1)	Status
2022 WMCE	Revenue requirement of approximately $1.29 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023. Partial settlement filed December 2023.
2023 WMCE	Revenue requirement of approximately $1.86 billion	Application filed December 2023. Decision authorizing $944 million of interim rate relief adopted September 2024.
2024 WMCE	Revenue requirement of approximately $435 million	Application filed November 2024.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.

(1) The revenue requirement amounts requested do not include interest.

Wildfire Mitigation and Catastrophic Events Cost Recovery Applications

2022 WMCE Application

On December 15, 2022, the Utility filed an application with the CPUC requesting cost recovery of approximately $1.36 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.29 billion (the “2022 WMCE application”). The costs addressed in the 2022 WMCE application reflect costs related to wildfire mitigation and certain catastrophic events, as well as implementation of various customer-focused initiatives. These costs were incurred primarily in 2021.

The recorded expenditures consist of $1.2 billion in expenses and $136 million in capital expenditures. On June 8, 2023, the CPUC adopted a final decision granting the Utility interim rate relief of $1.1 billion to be recovered over 12 months, which went into effect July 1, 2023. The remaining $224 million will be recovered to the extent it is approved after the CPUC issues a final decision for such requested rate relief. Cost recovery requested in the 2022 WMCE application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund. See “2022 WMCE Interim Rate Relief Subject to Refund” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

2023 WMCE Application

On December 1, 2023, the Utility filed an application with the CPUC requesting cost recovery of approximately $2.18 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.86 billion (the “2023 WMCE application”). The costs addressed in the 2023 WMCE application reflect costs related to wildfire mitigation and certain catastrophic events, as well as implementation of various customer-focused initiatives. These costs were incurred primarily in 2022.

The recorded expenditures consist of $1.6 billion in expenses and $559 million in capital expenditures. Of these amounts, approximately 15% of expense, or $239 million, and 30% of capital expenditures, or $167 million, relate to the Utility’s response to the 2022-2023 extreme winter storms CEMA event.

On September 16, 2024, the CPUC issued a final decision on interim rate recovery that grants the Utility interim rate relief of $944 million, plus interest, subject to refund, to be recovered over at least 17 months starting October 1, 2024. The remaining $914 million, plus interest, would be recovered to the extent it is approved after the CPUC issues a final decision. Cost recovery requested in the 2023 WMCE application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

On April 14, 2025, the CPUC issued a proposed decision (“PD”) that would extend the statutory deadline in this matter to December 1, 2025.

2024 WMCE Application

On November 21, 2024, the Utility filed an application with the CPUC requesting cost recovery of approximately $596 million of recorded expenditures in the CEMA and other accounts, resulting in a revenue requirement of approximately $435 million (the “2024 WMCE application”). The costs addressed in the 2024 WMCE application include those incurred in connection with rebuild and restoration activities, certain catastrophic wildfire and weather events, and other programs supporting gas, customer, and climate initiatives. These costs were incurred primarily in 2023.

The recorded expenditures consist of $80 million in expense and $516 million in capital expenditures. Of these amounts, approximately $50 million of expense and $396 million of capital expenditures relate to community rebuild and restoration activities and other catastrophic events included in the CEMA.

Wildfire and Gas Safety Costs Recovery Application

On June 15, 2023, the Utility filed a WGSC application with the CPUC requesting cost recovery of approximately $2.5 billion of recorded expenditures related to wildfire mitigation costs and gas safety and electric modernization costs.

The recorded expenditures for wildfire mitigation consist of $726 million in expenses and $1.5 billion in capital expenditures and cover activities during the years 2020 to 2022. The recorded expenditures for gas safety and electric modernization efforts consist of $120 million in expenses and $118 million in capital expenditures and cover activities during the years 2017 to 2022. If approved, the requested cost recovery would result in an aggregate revenue requirement of $688 million. The costs addressed in the WGSC application are incremental to those previously authorized in the Utility’s 2020 GRC and other proceedings.

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

The administrative law judge has adopted a schedule that would result in a PD on the wildfire mitigation costs in the first half of 2025.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the quarter ended March 31, 2025 are summarized in the following table:

Rate Case	Request	Status
2026 Cost of Capital	Increase ROE to 11.30% and cost of debt to 5.05%	Filed March 2025.
Transmission Owner Rate Case for 2024	Revenue requirement of $2.78 billion for 2024	Accepted December 2023, except as to CAISO adder. Appeal of FERC’s order regarding CAISO adder filed June 2024 and remains pending. All other issues settled March 2025.

Cost of Capital Proceedings

2026 Cost of Capital Application

On March 20, 2025, the Utility (along with the other investor-owned utilities in California) submitted its 2026 Cost of Capital application. These applications set the cost of capital, ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2026.

In the application, the Utility requests the following cost of capital rates:

	Cost	Weight	Weighted Cost
Return on Common Equity	11.30%	52.00%	5.88%
Return on Preferred Equity	5.52%	0.30%	0.02%
Return on Long-term debt	5.05%	47.70%	2.41%

The application also requests CPUC approval of a revenue credit to return the benefit of potential DOE loan draws to customers, and a temporary yield spread adjustment to compensate the Utility for its actual cost of short-term debt. The Utility, along with the other investor-owned utilities in California, has proposed a procedural schedule that would provide a final decision in 2025.

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

On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but denying the 0.5% ROE adder for participation in the CAISO, which results in a forecast transmission revenue requirement of $2.78 billion. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s denial of the 0.5% ROE adder for participation in the CAISO. On June 12, 2024, the FERC issued an order denying the Utility’s request for rehearing. On June 18, 2024, the Utility and other California IOUs filed an appeal of the FERC’s order denying the Utility’s request for rehearing. The utilities’ joint opening brief was filed on September 11, 2024 and reply brief was filed on December 17, 2024. Oral argument is scheduled for June 4, 2025.

On March 21, 2025, the Utility filed with the FERC a settlement in the TO21 rate case. The settlement would resolve all contested issues in the proceeding, as well as specific wildfire cost recovery issues raised by stakeholders in prior proceedings related to the Utility’s TO tariff. The settlement would set a base ROE of 10.38%, which does not address the 0.5% ROE adder for participation in the CAISO. The settlement would set a fixed capital structure with common equity weighted at 50.0%, preferred equity at 0.3%, and long-term debt at 49.7%.

Other Regulatory Proceedings

2023-2025 Wildfire Mitigation Plan

The Utility submitted an updated 2025 WMP on April 2, 2024, as directed by the OEIS. On November 19, 2024, the OEIS issued a final approval of the Utility’s 2025 WMP update. On January 16, 2025, the CPUC ratified the OEIS’s approval.

On December 5, 2024, the Utility filed a change order request to update some of the forecasted work in the WMP for 2025. On February 10, 2025, the OEIS issued a decision approving both initiatives in the change order request.

2026-2028 Wildfire Mitigation Plan

On April 4, 2025, the Utility submitted its 2026-2028 WMP to the OEIS. The 2026-2028 WMP provides a comprehensive overview of the Utility’s wildfire mitigation strategy and incorporates lessons learned from previous years and emerging best practices.

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

On February 20, 2025, the OEIS adopted final program guidelines. The OEIS has indicated that it will issue separate compliance guidelines.

The Utility expects to submit its undergrounding plan to the OEIS in late 2025, before submitting its cost application to the CPUC, as directed in Public Utilities Code Section 8388.5.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other GHG emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as Item 1A. “Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

RISK MANAGEMENT ACTIVITIES

There have been no material changes to the Utility’s and PG&E Corporation’s risk management activities during the three months ended March 31, 2025. These activities are discussed in detail in Item 7 of the 2024 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s and PG&E Corporation’s critical accounting policies during the three months ended March 31, 2025. These accounting estimates and their key characteristics are discussed in detail in Item 7 of the 2024 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Operating Revenues
Electric	$4,135	$4,052
Natural gas	1,848	1,809
Total operating revenues	5,983	5,861
Operating Expenses
Cost of electricity	399	321
Cost of natural gas	496	529
Operating and maintenance	2,646	2,636
Wildfire-related claims, net of recoveries	49	(1)
Wildfire Fund expense	76	78
Depreciation, amortization, and decommissioning	1,097	1,022
Total operating expenses	4,763	4,585
Operating Income	1,220	1,276
Interest income	117	137
Interest expense	(734)	(715)
Other income, net	70	76
Income Before Income Taxes	673	774
Income tax provision	39	39
Net Income	634	735
Preferred stock dividend requirement	27	3
Income Available for Common Shareholders	$607	$732
Weighted Average Common Shares Outstanding, Basic	2,195	2,134
Weighted Average Common Shares Outstanding, Diluted	2,200	2,139
Net Income Per Common Share, Basic	$0.28	$0.34
Net Income Per Common Share, Diluted	$0.28	$0.34

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Net Income	$634	$735
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $2 and $1, respectively)	7	(1)
Total other comprehensive income (loss)	7	(1)
Comprehensive Income	641	734
Preferred stock dividend requirement	27	3
Comprehensive Income Available for Common Shareholders	$614	$731

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,023	$940
Restricted cash and restricted cash equivalents (includes $369 million and $263 million related to VIEs at respective dates)	383	273
Accounts receivable
Customers (net of allowance for doubtful accounts of $424 million and $418 million at respective dates) (includes $1.8 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $424 million and $418 million at respective dates)	2,133	2,220
Accrued unbilled revenue (includes $1.3 billion and $1.3 billion related to VIEs at respective dates)	1,409	1,487
Regulatory balancing accounts	5,852	7,227
Other (net of allowance for doubtful accounts of $40 million and $35 million at respective dates)	1,879	1,810
Regulatory assets	212	234
Inventories
Gas stored underground and fuel oil	45	52
Materials and supplies	744	768
Wildfire Fund asset	301	301
Wildfire self-insurance asset	939	905
Other	973	999
Total current assets	16,893	17,216
Property, Plant, and Equipment
Property, Plant, and Equipment	120,256	118,262
Construction work in progress	4,635	4,458
Financing lease ROU asset and other	814	814
Total property, plant, and equipment	125,705	123,534
Accumulated depreciation	(36,034)	(35,305)
Net property, plant, and equipment	89,671	88,229
Other Noncurrent Assets
Regulatory assets	15,551	15,561
Customer credit trust	949	377
Nuclear decommissioning trusts	3,854	3,833
Operating lease ROU asset	513	524
Wildfire Fund asset	3,995	4,070
Income taxes receivable	1	1
Other (includes noncurrent accounts receivable of $84 million and $82 related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $18 at respective dates)	4,016	3,849
Total other noncurrent assets	28,879	28,215
TOTAL ASSETS	$135,443	$133,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,524	$1,523
Long-term debt, classified as current (includes $223 million and $222 million related to VIEs at respective dates)	4,699	2,146
Accounts payable
Trade creditors	2,521	2,748
Regulatory balancing accounts	2,575	3,169
Other	790	748
Operating lease liabilities	87	85
Financing lease liabilities	570	577
Interest payable (includes $176 million and $91 million related to VIEs at respective dates)	688	760
Wildfire-related claims	750	916
Other	3,618	3,658
Total current liabilities	17,822	16,330
Noncurrent Liabilities
Long-term debt (includes $10.1 billion and $10.1 billion related to VIEs at respective dates)	52,659	53,569
Regulatory liabilities	19,637	19,417
Pension and other postretirement benefits	813	808
Asset retirement obligations	5,509	5,444
Deferred income taxes	3,251	3,082
Operating lease liabilities	425	439
Financing lease liabilities	4	4
Other	4,386	4,166
Total noncurrent liabilities	86,684	86,929
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	1,579
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,197,685,013 and 2,193,573,536 shares outstanding at respective dates	31,532	31,555
Reinvested earnings	(2,414)	(2,966)
Accumulated other comprehensive loss	(12)	(19)
Total shareholders’ equity	30,685	30,149
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	30,937	30,401
TOTAL LIABILITIES AND EQUITY	$135,443	$133,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$634	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,097	1,022
Bad debt expense	100	70
Allowance for equity funds used during construction	(48)	(39)
Deferred income taxes and tax credits, net	162	239
Wildfire Fund expense	76	78
Other	(38)	(101)
Effect of changes in operating assets and liabilities:
Accounts receivable	37	(341)
Wildfire-related insurance receivable	(5)	75
Inventories	31	49
Accounts payable	91	608
Wildfire-related claims	(166)	(253)
Other current assets and liabilities	73	(585)
Regulatory assets, liabilities, and balancing accounts, net	922	666
Other noncurrent assets and liabilities	(118)	38
Net cash provided by operating activities	2,848	2,261
Cash Flows from Investing Activities
Capital expenditures	(2,635)	(2,638)
Proceeds from sales and maturities of nuclear decommissioning trust investments	278	457
Purchases of nuclear decommissioning trust investments	(317)	(484)
Proceeds from sales and maturities of customer credit trust investments	99	81
Purchases of customer credit investments	(669)	(350)
Proceeds from self-insurance investments	33	—
Purchases of self-insurance investments	(58)	—
Other	5	4
Net cash used in investing activities	(3,264)	(2,930)
Cash Flows from Financing Activities
Borrowings under credit facilities	—	2,458
Repayments under credit facilities	—	(3,612)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $15 and $9 at respective dates	1,735	2,259
Repayments of long-term debt	—	(450)
Repayment of AB 1054 recovery bonds	(24)	(23)
Common stock dividends paid	(55)	(21)
Mandatory convertible preferred stock dividends paid	(23)	—
Proceeds from DWR loan	—	232
Other	(24)	(86)
Net cash provided by financing activities	1,609	757

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,193	88
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	1,213	932
Cash, cash equivalents, restricted cash, and restricted cash equivalents at March 31	$2,406	$1,020
Less: Restricted cash and restricted cash equivalents	(383)	(362)
Cash and cash equivalents at March 31	$2,023	$658

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(707)	$(712)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$904	$666
Operating lease liabilities arising from ROU assets	3	1
Financing lease liabilities arising from obtaining ROU assets	—	12
DWR loan forgiveness and performance-based disbursements	74	34
Common stock dividends declared but not yet paid	55	21
Mandatory convertible preferred stock dividends declared but not yet paid	24	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	—	$—	$(2,966)	$(19)	$30,149	$252	$30,401
Net income	—	—	—	—	—	634	—	634	—	634
Other comprehensive income	—	—	—	—	—	—	7	7	—	7
Common stock issued, net	—	4,111,477	(1)	—	—	—	—	(1)	—	(1)
Stock-based compensation amortization	—	—	(22)	—	—	—	—	(22)	—	(22)
Common stock dividends declared	—	—	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2025	$1,579	2,197,685,013	$31,532	—	$—	$(2,414)	$(12)	$30,685	$252	$30,937

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	735	—	735	—	735
Other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Common stock issued, net	3,558,470	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	(18)	—	—	—	—	(18)	—	(18)
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2024	2,137,156,228	$30,356	—	$—	$(4,611)	$(14)	$25,731	$252	$25,983

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Operating Revenues
Electric	$4,135	$4,052
Natural gas	1,848	1,809
Total operating revenues	5,983	5,861
Operating Expenses
Cost of electricity	399	321
Cost of natural gas	496	529
Operating and maintenance	2,638	2,631
Wildfire-related claims, net of recoveries	49	(1)
Wildfire Fund expense	76	78
Depreciation, amortization, and decommissioning	1,097	1,022
Total operating expenses	4,755	4,580
Operating Income	1,228	1,281
Interest income	114	134
Interest expense	(655)	(654)
Other income, net	71	79
Income Before Income Taxes	758	840
Income tax provision	63	59
Net Income	695	781
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$692	$778

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Net Income	$695	$781
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $2 and $1, respectively)	7	(1)
Total other comprehensive income (loss)	7	(1)
Comprehensive Income	$702	$780

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,860	$705
Restricted cash and restricted cash equivalents (includes $369 million and $263 million related to VIEs at respective dates)	383	272
Accounts receivable
Customers (net of allowance for doubtful accounts of $424 million and $418 million at respective dates) (includes $1.8 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $424 million and $418 million at respective dates)	2,133	2,220
Accrued unbilled revenue (includes $1.3 billion and $1.3 billion related to VIEs at respective dates)	1,409	1,487
Regulatory balancing accounts	5,852	7,227
Other (net of allowance for doubtful accounts of $40 million and $35 million at respective dates)	1,918	1,810
Regulatory assets	212	234
Inventories
Gas stored underground and fuel oil	45	52
Materials and supplies	744	768
Wildfire Fund asset	301	301
Wildfire self-insurance asset	939	905
Other	972	998
Total current assets	16,768	16,979
Property, Plant, and Equipment
Property, Plant, and Equipment	120,256	118,262
Construction work in progress	4,634	4,458
Financing lease ROU asset and other	814	814
Total property, plant, and equipment	125,704	123,534
Accumulated depreciation	(36,034)	(35,304)
Net property, plant, and equipment	89,670	88,230
Other Noncurrent Assets
Regulatory assets	15,551	15,561
Customer credit trust	949	377
Nuclear decommissioning trusts	3,854	3,833
Operating lease ROU asset	508	519
Wildfire Fund asset	3,995	4,070
Income taxes receivable	—	—
Other (includes noncurrent accounts receivable of $84 million and $82 related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $18 at respective dates)	3,863	3,697
Total other noncurrent assets	28,720	28,057
TOTAL ASSETS	$135,158	$133,266
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,524	$1,523
Long-term debt, classified as current (includes $223 million and $222 million related to VIEs at respective dates)	4,699	2,146
Accounts payable
Trade creditors	2,517	2,745
Regulatory balancing accounts	2,575	3,169
Other	773	729
Operating lease liabilities	87	85
Financing lease liabilities	570	577
Interest payable (includes $176 million and $91 million related to VIEs at respective dates)	627	667
Wildfire-related claims	750	916
Other	3,317	3,331
Total current liabilities	17,439	15,888
Noncurrent Liabilities
Long-term debt (includes $10.1 billion and $10.1 billion related to VIEs at respective dates)	47,045	47,958
Regulatory liabilities	19,637	19,417
Pension and other postretirement benefits	747	741
Asset retirement obligations	5,509	5,444
Deferred income taxes	3,816	3,632
Operating lease liabilities	421	434
Financing lease liabilities	4	4
Other	4,416	4,198
Total noncurrent liabilities	81,595	81,828
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	36,380	35,930
Reinvested earnings	(1,823)	(1,940)
Accumulated other comprehensive loss	(13)	(20)
Total shareholders’ equity	36,124	35,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,158	$133,266

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$695	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,097	1,022
Bad debt expense	100	70
Allowance for equity funds used during construction	(48)	(39)
Deferred income taxes and tax credits, net	180	260
Wildfire Fund expense	76	78
Other	(22)	(90)
Effect of changes in operating assets and liabilities:
Accounts receivable	(2)	(374)
Wildfire-related insurance receivable	(5)	75
Inventories	31	49
Accounts payable	92	599
Wildfire-related claims	(166)	(253)
Other current assets and liabilities	122	(573)
Regulatory assets, liabilities, and balancing accounts, net	922	666
Other noncurrent assets and liabilities	(117)	38
Net cash provided by operating activities	2,955	2,309
Cash Flows from Investing Activities
Capital expenditures	(2,635)	(2,638)
Proceeds from sales and maturities of nuclear decommissioning trust investments	278	457
Purchases of nuclear decommissioning trust investments	(317)	(484)
Proceeds from sales and maturities of customer credit trust investments	99	81
Purchases of customer credit investments	(669)	(350)
Proceeds from self-insurance investments	33	—
Purchases of self-insurance investments	(58)	—
Other	5	4
Net cash used in investing activities	(3,264)	(2,930)
Cash Flows from Financing Activities
Borrowings under credit facilities	—	2,458
Repayments under credit facilities	—	(3,612)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $15 and $9 at respective dates	1,735	2,259

Repayments of long-term debt	—	(450)
Repayment of AB 1054 recovery bonds	(24)	(23)
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(575)	(450)
Equity contribution from PG&E Corporation	450	440
Proceeds from DWR loan	—	232
Other	(8)	(82)
Net cash provided by financing activities	1,575	769
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,266	148
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	977	736
Cash, cash equivalents, restricted cash, and restricted cash equivalents at March 31	$2,243	$884
Less: Restricted cash and restricted cash equivalents	(383)	(357)
Cash and cash equivalents at March 31	$1,860	$527

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(599)	$(651)
Income taxes, net	—	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$904	$666
Operating lease liabilities arising from obtaining ROU assets	3	1
Financing lease liabilities arising from obtaining ROU assets	—	12
DWR loan forgiveness and performance-based disbursements	74	34

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	7	7
Equity contribution	—	—	450	—	—	450
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$258	$1,322	$36,380	$(1,823)	$(13)	$36,124

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	781	—	781
Other comprehensive loss	—	—	—	—	(1)	(1)
Equity contribution	—	—	440	—	—	440
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$258	$1,322	$31,010	$(2,285)	$(14)	$30,291

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented. The information as of December 31, 2024 in the Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2024 Form 10-K. This Quarterly Report on Form 10-Q should be read in conjunction with the 2024 Form 10-K.

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

Net income (loss) is the measure that the chief operating decision maker uses to assess performance and decide how to allocate resources and that is most consistent with GAAP principles. Net income is reported on PG&E Corporation’s Condensed Consolidated Statements of Income. Because PG&E Corporation and the Utility are a single reportable segment, all segment financial information can be found in PG&E Corporation’s Condensed Consolidated Financial Statements.

PG&E Corporation and the Utility do not have any significant segment expenses because the chief operating decision maker is not regularly provided with information that is considered to be significant under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Except for publicly available information, the information regularly provided to the chief operating decision maker consists of financial reports with metrics that combine year-to-date actual results with forecasts of the remainder of the year in order to provide a comprehensive view of the entire year. These metrics do not separate expenses already incurred from forecast information.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2025	2024
Electric
Revenue from contracts with customers
Residential	$1,834	$1,799
Commercial	1,506	1,505
Industrial	414	413
Agricultural	199	180
Public street and highway lighting	27	25
Other, net (1)	89	121
Total revenue from contracts with customers - electric	4,069	4,043
Regulatory balancing accounts (2)	66	9
Total electric operating revenue	$4,135	$4,052

Natural gas
Revenue from contracts with customers
Residential	$1,709	$1,517
Commercial	399	373
Transportation service only	546	475
Other, net (1)	(120)	(64)
Total revenue from contracts with customers - gas	2,534	2,301
Regulatory balancing accounts (2)	(686)	(492)
Total natural gas operating revenue	1,848	1,809
Total operating revenues	$5,983	$5,861

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of March 31, 2025, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $100 million and $70 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three months ended March 31, 2025 and 2024, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of March 31, 2025, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $72 million and $91 million, respectively. As of December 31, 2024, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $260 million and $85 million, respectively. The RUBA current balancing account balance decreased from December 31, 2024 to March 31, 2025 primarily due to the annual electric and gas true-up which allows the Utility to recover approximately $260 million in undercollections from residential customers in 2025.

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

As of March 31, 2025, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the three months ended March 31, 2025 and 2024. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility executed a $1.4 billion loan agreement to support the extension of DCPP, up to approximately $1.1 billion of which could be repaid by funds received from the DOE (see “U.S. DOE’s Civil Nuclear Credit Program” below). Under the loan agreement, the DWR pays the Utility a monthly performance-based disbursement equal to $7 for each MWh generated by DCPP, effective September 2, 2022. The aggregate amount of performance-based disbursements under this agreement will not exceed $300 million. For more information about the DWR Loan Agreement, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

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

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2025	2024
Long-term debt:
Beginning Balance - DWR loan outstanding	$886	$98

Proceeds received	—	232

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(8)	(22)
Operating and maintenance expense - Loan forgiveness and other adjustments	(57)	—

Other current liabilities:
Change in performance-based disbursements deferred	(9)	(12)

Long-term debt:
Ending Balance - DWR loan outstanding	$812	$296

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and the DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the three months ended March 31, 2025 and 2024, the Condensed Consolidated Statements of Income reflected $40 million and $140 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three months ended March 31, 2025 and 2024, the Condensed Consolidated Statements of Income reflected $41 million and $0 million, as a deduction to Cost of electricity, for income related to government grants for incurred fuel costs to support the extension of DCPP.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the three months ended March 31, 2025 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2025 and December 31, 2024, the SPV had net accounts receivable of $3.1 billion and $3.2 billion, respectively, and no outstanding borrowings, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the three months ended March 31, 2025 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, November 30, 2022, and August 1, 2024, PG&E Recovery Funding LLC issued $860 million, $983 million, and $1.42 billion of senior secured recovery bonds, respectively. As of March 31, 2025 and December 31, 2024, PG&E Recovery Funding LLC had outstanding borrowings of $3.1 billion and $3.2 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the three months ended March 31, 2025 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022 and July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion and $3.9 billion of senior secured recovery bonds, respectively. As of March 31, 2025 and December 31, 2024, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.2 billion, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of March 31, 2025, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of March 31, 2025, it did not consolidate any of them.

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

Contributions to the Wildfire Fund Established Pursuant to AB 1054

AB 1054 did not specify a period of coverage for the Wildfire Fund, and so the accounting treatment is subject to significant judgments and estimates. PG&E Corporation and the Utility account for shareholder contributions to the Wildfire Fund by recognizing an asset, amortizing the asset ratably over the life of the fund based on an estimated period of coverage, and accelerating amortization of the asset when it is determined probable and estimable that the Wildfire Fund longevity has declined, as further described below.

In estimating the life of the fund, PG&E Corporation and the Utility use a dataset of historical, publicly available fire-loss data caused by electrical equipment to create Monte Carlo simulations of expected loss. PG&E Corporation’s and the Utility’s initial estimated life of the fund was 15 years. In the first quarter of 2024, a re-evaluation resulted in the estimated life increasing from 15 to 20 years.

The number of years of historic fire-loss data, the estimated costs to settle wildfire claims for participating electric utilities (including the Utility), the estimated amount of Wildfire Fund claim payments, and the effectiveness of wildfire mitigation efforts by the California electric utility companies are significant assumptions used to estimate the life of the fund. Other assumptions include the CPUC’s determinations of whether costs were just and reasonable in cases of electric utility-caused wildfires and amounts required to be reimbursed to the Wildfire Fund, the impacts of climate change, the FERC-allocable portion of loss recovery, and the future transmission and distribution equity rate base growth of participating electric utilities. The estimated life of the fund has a high degree of uncertainty for many of these assumptions, and so subsequent changes could materially impact the remaining estimated life of the fund.

PG&E Corporation and the Utility have an established process to re-evaluate the estimated life of the fund whenever they obtain new significant fire-loss data. PG&E Corporation and the Utility consider significant fire-loss data to include Cal Fire’s annual release of the prior year’s fire-loss data, internally developed data about wildfires and wildfire conditions in their own service area, and other participating electric utilities’ public disclosures of probable and estimable wildfire-related losses in their service area. PG&E Corporation and the Utility are not able to independently verify other utilities’ estimates. During each re-evaluation, PG&E Corporation and the Utility update their assumptions and the dataset of historical fire-losses for wildfires caused by electrical equipment, as applicable. Based upon the outcome of the newly run Monte Carlo simulations, PG&E Corporation and the Utility may determine to increase or decrease, as applicable, the estimated life of the fund.

In addition to estimating the life of the fund, PG&E Corporation and the Utility also assess the Wildfire Fund asset for accelerated amortization when they record or increase a Wildfire Fund receivable, or when another participating electric utility discloses a Wildfire Fund receivable.

As of March 31, 2025, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $566 million in Other noncurrent liabilities, $301 million in Current assets - Wildfire Fund asset, and $4.0 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, the Utility recorded amortization and accretion expense of $76 million and $78 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2025	2024	2025	2024
Service cost for benefits earned (1)	$106	$99	$9	$10
Interest cost	252	229	18	18
Expected return on plan assets	(263)	(253)	(37)	(35)
Amortization of prior service (credit)	(1)	(1)	1	1
Amortization of net actuarial gain	—	—	(6)	(6)
Net periodic benefit cost	94	74	(15)	(12)
Regulatory account transfer (2)	(10)	10	—	—
Total	$84	$84	$(15)	$(12)

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 consisted of the following:

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended March 31, 2025
Beginning balance	$(35)	$18	$3	$(14)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0 and $2, respectively)	—	—	7	7
Amounts reclassified from other comprehensive income: (1)
Amortization of net actuarial gain (net of taxes of $0, $1, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	4	—	4
Net current period other comprehensive gain	—	—	7	7
Ending balance	$(35)	$18	$10	$(7)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and Pacific Energy Risk Solutions, LLC.

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 consisted of the following:

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended March 31, 2024
Beginning balance	$(28)	$18	$2	$(8)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $1, respectively)	—	—	(1)	(1)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	(1)	—	—	(1)
Amortization of net actuarial gain (net of taxes of $0, $1, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	1	4	—	5
Net current period other comprehensive loss	—	—	(1)	(1)
Ending balance	$(28)	$18	$1	$(9)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Accounting Standards Issued But Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the existing guidance to enhance the transparency and decision usefulness of income tax disclosures. The standard requires consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This ASU became effective for PG&E Corporation and the Utility on January 1, 2025. There is no significant impact on PG&E Corporation and the Utility’s Condensed Consolidated Financial Statements and related disclosures.  PG&E Corporation and the Utility will adopt this new ASU in its Form 10-K for the year ending December 31, 2025.

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2025	December 31, 2024
Pension benefits	$672	$673
Environmental compliance costs	1,069	1,172
Price risk management	156	167
Catastrophic event memorandum account	717	742
Wildfire-related accounts	1,602	1,697
Deferred income taxes	4,993	4,771
Financing costs	212	216
SB 901 securitization	5,175	5,194
General rate case memorandum accounts	85	95
Other	870	834
Total noncurrent regulatory assets	$15,551	$15,561

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2025	December 31, 2024
Cost of removal obligations	$9,126	$8,943
Public purpose programs	1,166	1,112
Employee benefit plans	1,092	1,088
Transmission tower wireless licenses	294	306
SFGO sale	59	79
SB 901 securitization	6,203	6,295
Wildfire self-insurance	805	804
Other	892	790
Total noncurrent regulatory liabilities	$19,637	$19,417

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	March 31, 2025	December 31, 2024
Electric distribution	$1,823	$1,591
Electric transmission	131	117
Gas distribution and transmission	149	387
Energy procurement	961	1,066
Public purpose programs	275	162
Wildfire-related accounts	879	979
Insurance premium costs	—	38
Residential uncollectibles balancing accounts	72	260
Catastrophic event memorandum account	401	500
General rate case memorandum accounts	835	1,113
Other	326	1,014
Total regulatory balancing accounts receivable	$5,852	$7,227

	Balance at
(in millions)	March 31, 2025	December 31, 2024
Electric transmission	$692	$883
Gas distribution and transmission	273	72
Energy procurement	358	329
Public purpose programs	547	882
SFGO sale	21	93
Wildfire-related accounts	225	337
Nuclear decommissioning adjustment mechanism	21	23
Other	438	550
Total regulatory balancing accounts payable	$2,575	$3,169

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of March 31, 2025:

(in millions)	Termination Date		Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2029	(1)	$4,400	(2)	$—	$(427)	$3,973
Utility Receivables Securitization Program (3)	June 2026		1,500	(4)	—	—	1,500	(4)
PG&E Corporation revolving credit facility	June 2027		500		—	—	500
Total credit facilities			$6,400		$—	$(427)	$5,973

(1) The maturity date for commitments representing $4.196 billion is June 22, 2029 (subject to a one-year extension at the option of the Utility) and the remaining $204 million of commitments will mature on June 22, 2028.
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

On April 11, 2025, the Utility amended its existing $525 million term loan agreement to extend the maturity to April 10, 2026. The loan bears interest based on the Utility’s election of either (1) Term Secured Overnight Financing Rate (“SOFR”) (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375% or (2) the alternative base rate plus an applicable margin of 0.375%.

Long-Term Debt Issuances and Redemptions

Utility

On February 24, 2025, the Utility completed the sale of (i) $1.0 billion aggregate principal amount of 5.700% First Mortgage Bonds due 2035 and (ii) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2055. The Utility expects to use the net proceeds of such issuances for (i) the redemption or repayment of all of its $600 million aggregate principal amount of 3.500% First Mortgage Bonds due June 15, 2025, and (ii) the redemption or repayment of all of its $450 million aggregate principal amount of 4.950% First Mortgage Bonds due June 8, 2025. The Utility expects to use the remaining net proceeds from the offerings for general corporate purposes.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”).

As of both March 31, 2025 and December 31, 2024, the Condensed Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.13 billion, with unamortized debt issuance costs of $18 million and $20 million, respectively, in Long-term debt. For the three months ended March 31, 2025, the Condensed Consolidated Statements of Income reflected the total interest expense of approximately $23 million. For the three months ended March 31, 2024, the total interest expense recorded was immaterial to the Condensed Consolidated Statements of Income.

For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K. As of March 31, 2025, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the three months ended March 31, 2025 and 2024.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, $350 million was contributed on March 28, 2024, and approximately $669 million was contributed on March 31, 2025. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2025, the Utility recorded $74 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2024, the Utility recorded $80 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2025	2024
Balance at January 1	$5,194	$5,249
Amortization	(19)	(2)
Balance at March 31	$5,175	$5,247

	SB 901 securitization regulatory liability
(in millions)	2025	2024
Balance at January 1	$(6,295)	$(6,628)
Amortization	93	82
Additions(1)	(1)	(4)
Balance at March 31	$(6,203)	$(6,550)

(1) Includes $1 million and $4 million of returns on investments in the customer credit trust expected to be credited to customers for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6: EQUITY

Dividends

Subject to the dividend restrictions as described in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of PG&E Corporation’s and the Utility’s Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant.

Utility

On November 29, 2024, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which was paid on February 18, 2025, to holders of record as of January 31, 2025. On February 20, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on May 15, 2025, to holders of record as of April 30, 2025.

On February 20, 2025, the Board of Directors of the Utility declared a common stock dividend of $575 million, which was paid to PG&E Corporation on March 18, 2025.

PG&E Corporation

On November 29, 2024 and February 20, 2025, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.025 per share, each declaration totaling $55 million, which were paid on January 15 and April 15, 2025, to holders of record as of December 31, 2024 and March 31, 2025, respectively.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, totaling $23 million, which was paid on February 27, 2025, to holders of record as of February 14, 2025. On February 20, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, payable on June 1, 2025, to holders of record as of May 15, 2025.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Income available for common shareholders	$607	$732
Weighted average common shares outstanding, basic(1)	2,195	2,134
Add incremental shares from assumed conversions:
Employee share-based compensation	5	5
Weighted average common shares outstanding, diluted	2,200	2,139
Total income per common share, diluted	$0.28	$0.34

(1) Excludes 477,743,590 shares of PG&E Corporation common stock held by the Utility.

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive. For the three months ended March 31, 2025, the calculation of outstanding common shares on a diluted basis excluded the impacts of the mandatory convertible preferred stock, which was antidilutive.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2025	December 31, 2024
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	176,395,613	179,257,247
	Options	38,770,000	37,717,500
Electricity (MWh)	Forwards, futures, and swaps	8,509,874	8,576,078
	Options	2,463,200	1,663,200
	Congestion Revenue Rights (3)	116,765,301	123,040,895

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of March 31, 2025, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$172	$(12)	$3	$163
Noncurrent assets – other	253	—	—	253
Current liabilities – other	(125)	12	—	(113)
Noncurrent liabilities – other	(156)	—	—	(156)
Total commodity risk	$144	$—	$3	$147

As of December 31, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$186	$(16)	$—	$170
Other noncurrent assets – other	233	—	—	233
Current liabilities – other	(152)	16	—	(136)
Noncurrent liabilities – other	(167)	—	—	(167)
Total commodity risk	$100	$—	$—	$100

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of March 31, 2025, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$1,870	$—	$—	$—	$1,870
Pacific Energy Risk Solutions, LLC
Short-term investments	939	—	—	—	939
Total Pacific Energy Risk Solutions, LLC	939	—	—	—	939
Nuclear decommissioning trusts
Short-term investments	60	—	—	—	60
Global equity securities	2,184	—	—	—	2,184
Fixed-income securities	1,271	1,062	—	—	2,333
Assets measured at NAV	—	—	—	—	21
Total nuclear decommissioning trusts (2)	3,515	1,062	—	—	4,598
Customer credit trust
Short-term investments	16	—	—	—	16
Global equity securities	465	—	—	—	465
Fixed-income securities	201	267	—	—	468
Total customer credit trust	682	267	—	—	949
Price risk management instruments (Note 8)
Electricity	—	39	370	(2)	407
Gas	—	16	—	(7)	9
Total price risk management instruments	—	55	370	(9)	416
Rabbi trusts
Short-term investments	109	—	—	—	109
Global equity securities	5	—	—	—	5
Life insurance contracts	—	67	—	—	67
Total rabbi trusts	114	67	—	—	181
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	128
Total long-term disability trust	6	—	—	—	134
TOTAL ASSETS	$7,126	$1,451	$370	$(9)	$9,087
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$30	$244	$(5)	$269
Gas	—	7	—	(7)	—
TOTAL LIABILITIES	$—	$37	$244	$(12)	$269

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $744 million primarily related to deferred taxes on appreciation of investment value.

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
Price risk management instruments (Note 8)
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
Price risk management instruments (Note 8)
Electricity	$—	$37	$248	$(6)	$279
Gas	—	34	—	(10)	24
TOTAL LIABILITIES	$—	$71	$248	$(16)	$303

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $747 million primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three months ended March 31, 2025 or 2024.

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

	Fair Value
(in millions)	At March 31, 2025		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$330	$131	Market approach	CRR auction prices	$ (7,972) - 951 / 2
Power purchase agreements	$40	$113	Discounted cash flow	Forward prices	$ 0 - 106 / 50

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value
(in millions)	At December 31, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$366	$121	Market approach	CRR auction prices	$ (951) - 50,044 / 2
Power purchase agreements	$17	$127	Discounted cash flow	Forward prices	$ 0 - 126 / 47

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2025 and 2024, respectively:

	Price Risk Management Instruments
(in millions)	2025	2024
Asset balance as of January 1	$127	$191
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(1)	(46)
Asset balance as of March 31	$126	$145

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, customer deposits, and the Utility’s variable rate pollution control bond loan agreements approximate their carrying values as of March 31, 2025 and December 31, 2024, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2025		At December 31, 2024
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$5,352	$5,688	$5,358	$5,829
Utility	36,924	33,395	37,812	34,532

(1) As of March 31, 2025, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.3 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2025
Nuclear decommissioning trusts
Short-term investments	$60	$—	$—	$60
Global equity securities	360	1,853	(8)	2,205
Fixed-income securities	2,354	41	(62)	2,333
Total (1)	$2,774	$1,894	$(70)	$4,598
As of December 31, 2024
Nuclear decommissioning trusts
Short-term investments	$54	$—	$(1)	$53
Global equity securities	353	1,907	(10)	2,250
Fixed-income securities	2,341	20	(84)	2,277
Total (1)	$2,748	$1,927	$(95)	$4,580

(1) Represents amounts before deducting $744 million and $747 million as of March 31, 2025 and December 31, 2024, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2025
Less than 1 year	$11
1–5 years	777
5–10 years	534
More than 10 years	1,011
Total maturities of fixed-income securities	$2,333

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2025	2024
Proceeds from sales and maturities of nuclear decommissioning trust investments	$278	$457
Gross realized gains on securities	2	41
Gross realized losses on securities	(6)	(11)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2025
Customer credit trust
Short-term investments	$16	$—	$—	$16
Global equity securities	442	25	(2)	465
Fixed-income securities	469	1	(2)	468
Total	$927	$26	$(4)	$949
As of December 31, 2024
Customer credit trust
Short-term investments	$1	$—	$—	$1
Global equity securities	161	28	(3)	186
Fixed-income securities	193	1	(4)	190
Total	$355	$29	$(7)	$377

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2025
Less than 1 year	$—
1–5 years	124
5–10 years	144
More than 10 years	200
Total maturities of fixed-income securities	$468

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2025	2024
Proceeds from sales and maturities of customer credit trust investments	$99	$81
Gross realized gains on securities	3	8
Gross realized losses on securities	(3)	(1)

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

PG&E Corporation and the Utility are aware of numerous civil complaints related to the following wildfire events and expect that they may receive further complaints. However, the applicable statutes of limitations have expired for the 2019 Kincade fire and 2021 Dixie fire, except for the 2021 Dixie fire USFS statute of limitations which expires in 2027. The complaints include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance, and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect, and de-energize their power lines was the cause of the relevant wildfire. The timing and outcome for resolution of any such claims or investigations are uncertain. The Utility believes it will continue to receive additional information from potential claimants in connection with these wildfire events as litigation or resolution efforts progress. Any such additional information may potentially allow PG&E Corporation and the Utility to refine the estimates of their accrued losses and may result in changes to the accrual depending on the information received. PG&E Corporation and the Utility intend to vigorously defend themselves against both criminal charges and civil complaints.

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through March 31, 2025.

Payments (in millions)
2019 Kincade Fire	$1,066
2021 Dixie Fire	1,447
2022 Mosquito Fire	39
Total at March 31, 2025	$2,552

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

As of April 16, 2025, PG&E Corporation and the Utility are aware of approximately 134 complaints on behalf of at least 2,983 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. On July 14, 2024, the court vacated the bellwether trial date that had been scheduled for August 26, 2024, as well as the hearing on the motion for summary adjudication.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.225 billion as of December 31, 2024 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during the first quarter of 2025 of $50 million for an aggregate liability of $1.275 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses of $1.275 billion do not include, among other things: (i) any punitive damages, (ii) any amounts in respect of compensation claims by federal or state agencies other than state fire suppression costs, or (iii) any other amounts that are not reasonably estimable.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2019 Kincade fire since December 31, 2024.

Loss Accrual (in millions)
Balance at December 31, 2024	$267
Accrued Losses	50
Payments	(108)
Balance at March 31, 2025	$209

The Utility has fully collected its liability insurance coverage for third-party liability attributable to the 2019 Kincade fire, which was for an aggregate amount of $430 million.

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

As of April 16, 2025, PG&E Corporation and the Utility are aware of approximately 183 complaints on behalf of at least 8,687 individual plaintiffs related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. The court has scheduled and vacated numerous bellwether trial dates, including the previously scheduled bellwether trial date of June 23, 2025. As of April 23, 2025, there was no bellwether trial date scheduled.

The Collins Pine Company and a group of timber companies filed a complaint against PG&E Corporation and the Utility on April 10, 2024. PG&E Corporation and the Utility answered this complaint on May 28, 2024.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. The Utility filed an amended answer to the complaint on September 30, 2024. On October 10, 2024, Cal Fire filed a demurrer and motion to strike portions of the amended answer. On February 7, 2025, the court issued a ruling sustaining Cal Fire’s demurrer and striking portions of the Utility’s amended answer. On April 7, 2025, PG&E Corporation and the Utility filed a petition for writ of mandate in the California First District Court of Appeal, seeking an order directing the trial court to reverse the ruling on Cal Fire’s demurrer and motion to strike. On April 15, 2025, the Court of Appeal requested that Cal Fire file an opposition to PG&E Corporation’s and the Utility’s writ by April 30, 2025. The Court also permits PG&E Corporation and the Utility to file a reply to the opposition by May 9, 2025.

On February 7, 2023, the Utility entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint.

PG&E Corporation and the Utility are aware of a separate putative class complaint. After PG&E Corporation and the Utility demurred to the putative class complaint, the court issued an order abating the case unless the plaintiff amended the complaint, which the plaintiff did on February 12, 2025. On March 18, 2025, PG&E Corporation and the Utility filed an answer, and on April 18, 2025 filed an amended answer.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.925 billion as of December 31, 2024 (before available insurance). The aggregate liability remained unchanged as of March 31, 2025.

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

As noted above, the aggregate estimated liability for claims in connection with the 2021 Dixie fire does not include potential claims for fire suppression costs, other than Cal Fire, or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2021 Dixie fire. PG&E Corporation and the Utility believe, however, that such losses could be significant with respect to fire suppression costs due to the size and duration of the 2021 Dixie fire and corresponding magnitude of fire suppression resources dedicated to fighting the 2021 Dixie fire and with respect to claims for damage to land and vegetation in national parks or national forests due to the very large number of acres of national parks and national forests that were affected by the 2021 Dixie fire. According to the Cal Fire Investigation Report, over $650 million of costs had been incurred in suppressing the 2021 Dixie fire. The Utility estimates that the fire burned approximately 70,000 acres of national parks and approximately 685,000 acres of national forests.

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2021 Dixie fire since December 31, 2024.

Loss Accrual (in millions)
Balance at December 31, 2024	$567
Accrued Losses	—
Payments	(87)
Balance at March 31, 2025	$480

As of March 31, 2025, the Utility recorded an insurance receivable of $527 million for probable insurance recoveries in connection with the 2021 Dixie fire.

The Utility recorded an aggregate Wildfire Fund receivable of $925 million for probable recoveries in connection with the 2021 Dixie fire, of which it had received $350 million as of March 31, 2025. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. As of March 31, 2025, the Utility also recorded a $94 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $515 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of April 16, 2025, PG&E Corporation and the Utility are aware of approximately 25 complaints on behalf of at least 2,716 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. Placer County Water Agency (“PCWA”), Middle Fork Project Finance Authority, and a group of six public entities have each filed complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages. On January 28, 2025, the court entered an order setting the first individual claimant bellwether trial for November 7, 2025.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this report, PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2024 (before available insurance). The aggregate liability remained unchanged as of March 31, 2025.

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

The following table presents changes in the lower end of the range of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2022 Mosquito fire since December 31, 2024.

Loss Accrual (in millions)
Balance at December 31, 2024	$82
Accrued Losses	—
Payments	(21)
Balance at March 31, 2025	$61

As of March 31, 2025, the Utility recorded an insurance receivable of $96 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of March 31, 2025, the Utility also recorded a $7 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $54 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of March 31, 2025 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$527	$96
FERC TO rates	94	7
WEMA	515	54
Wildfire Fund	925	—
Probable recoveries at March 31, 2025 (1)	$2,061	$157

(1) Includes legal costs of $117 million and $50 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of March 31, 2025.

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

Insurance Receivable

As of March 31, 2025, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $527 million and $96 million in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2021 Dixie fire and 2022 Mosquito fire since December 31, 2024:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2024	$27	$90	$117
Accrued insurance recoveries	—	5	5
Reimbursements	—	—	—
Balance at March 31, 2025	$27	$95	$122

Regulatory Recovery

Section 451.1 of the Public Utilities Code provides that when determining an application to recover costs and expenses arising from a covered wildfire, the CPUC shall allow cost recovery if the costs and expenses are just and reasonable (i.e., the “prudency standard”). AB 1054 states that a utility with a valid safety certification for the time period in which a covered wildfire ignited “shall be deemed to have been reasonable” unless “a party to the proceeding creates a serious doubt as to the reasonableness of the Utility’s conduct,” in which case the burden shifts to the utility to prove its conduct was reasonable. The Utility had a valid safety certification at the time of the 2021 Dixie fire and the 2022 Mosquito fire, so any analysis of cost recovery starts with this reasonableness presumption. AB 1054 also allows the CPUC to allocate costs and expenses “in full or in part taking into account factors both within and beyond the Utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds.”

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of March 31, 2025, the Utility recorded reductions of $94 million and $7 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of March 31, 2025, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $515 million and $54 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, AB 1054 became law. The law provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of March 31, 2025 reflects an expectation that the Coverage Year will be based on the calendar year.

Electric utility companies that draw from the Wildfire Fund will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses. This reimbursement requirement is subject to a disallowance cap equal to 20% of the equity portion of the IOU’s electric transmission and distribution rate base in the year of the prudency determination. A utility would not be required to reimburse the Wildfire Fund for disallowances that exceed the disallowance cap in the aggregate in a three calendar-year period. For the Utility, the disallowance cap would be approximately $4.7 billion for 2025. This disallowance cap is based on the equity portion of the Utility’s forecasted weighted-average 2025 electric transmission and distribution rate base, which is subject to adjustment based on changes in the Utility’s electric transmission and distribution rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund, resulting in a draw-down of the Wildfire Fund.

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

As of March 31, 2025, PG&E Corporation and the Utility recorded $550 million and $25 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claims paid by the Wildfire Fund received, for the 2021 Dixie fire since December 31, 2024:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2024	$756
Accrued Wildfire Fund recoveries	—
Claims paid by Wildfire Fund	(181)
Balance at March 31, 2025	$575

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

On August 20, 2021, the Butte County Superior Court held a brief hearing on the status of restitution, which involves distribution of funds from the Fire Victim Trust. The Butte County Superior Court has since continued the hearing to November 14, 2025.

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

CPUC and FERC Matters

2022 WMCE Interim Rate Relief Subject to Refund

On December 15, 2022, the Utility filed an application with the CPUC requesting cost recovery of approximately $1.36 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.29 billion (the “2022 WMCE application”). The costs addressed in the 2022 WMCE application reflect costs related to wildfire mitigation and certain catastrophic events, as well as the implementation of various customer-focused initiatives. These costs were incurred primarily in 2021.

The recorded expenditures consist of $1.2 billion in expenses and $136 million in capital expenditures. On June 8, 2023, the CPUC adopted a final decision granting the Utility interim rate relief of $1.1 billion to be recovered over 12 months, which went into effect July 1, 2023. The remaining $224 million will be recovered to the extent it is approved after the CPUC issues a final decision for such requested rate relief. Cost recovery requested in the 2022 WMCE application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

2023 WMCE Interim Rate Relief Subject to Refund

On December 1, 2023, the Utility filed an application with the CPUC requesting cost recovery of approximately $2.18 billion of recorded expenditures, resulting in a proposed revenue requirement of approximately $1.86 billion (the “2023 WMCE application”). The costs addressed in the 2023 WMCE application reflect costs related to wildfire mitigation and certain catastrophic events, as well as implementation of various customer-focused initiatives. These costs were incurred primarily in 2022.

The recorded expenditures consist of $1.6 billion in expenses and $559 million in capital expenditures. Of these amounts, approximately 15% of expense, or $239 million, and 30% of capital expenditures, or $167 million, relate to the Utility’s response to the 2022-2023 extreme winter storms CEMA event.

On September 16, 2024, the CPUC issued a final decision on interim rate that grants the Utility interim rate relief of $944 million, plus interest, subject to refund, to be recovered over at least 17 months starting October 1, 2024. The remaining $914 million, plus interest, would be recovered to the extent it is approved after the CPUC issues a final decision. Cost recovery requested in the 2023 WMCE application is subject to the CPUC’s reasonableness review, which could result in some or all of the interim rate relief being subject to refund.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $78 million and $74 million as of March 31, 2025 and December 31, 2024, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10 above. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	March 31, 2025	December 31, 2024
Topock natural gas compressor station	$329	$294
Hinkley natural gas compressor station	97	97
Former MGP sites owned by the Utility or third parties (1)	770	782
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	75	76
Fossil fuel-fired generation facilities and sites (3)	18	18
Total environmental remediation liability	$1,289	$1,267

(1) Primarily driven by the following sites: San Francisco Beach Street, Napa, and San Francisco East Harbor.
(2) Primarily driven by Geothermal Landfill and Shell Pond site.
(3) Primarily driven by the San Francisco Potrero Power Plant.

The Utility’s gas compressor stations, former MGP sites, power plant sites, gas gathering sites, and sites used by the Utility for the storage, recycling, and disposal of potentially hazardous substances are subject to requirements issued by the United States Environmental Protection Agency under the Federal Resource Conservation and Recovery Act in addition to other state laws relating to hazardous substances.  The Utility has a comprehensive program to comply with federal, state, and local laws and regulations related to hazardous materials, waste, remediation activities, and other environmental requirements.  The Utility assesses and monitors the environmental requirements on an ongoing basis and implements changes to its program as deemed appropriate. The Utility’s remediation activities are overseen by the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”), several California regional water quality control boards, and various other federal, state, and local agencies.

The Utility’s environmental remediation liability as of March 31, 2025, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of March 31, 2025, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $618 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. It is reasonably possible that the Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $15 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

Nuclear Insurance

The Utility maintains multiple insurance policies through NEIL and EMANI, covering nuclear or non-nuclear events at the Utility’s two nuclear generating units at DCPP and the Humboldt Bay independent spent fuel storage installation.

NEIL provides insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at the Utility’s two nuclear generating units at DCPP. NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for DCPP. For the Humboldt Bay independent spent fuel storage installation, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages. NEIL also provides coverage for damages caused by acts of terrorism and cyberattacks at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. These coverage amounts are shared by all NEIL members and all nuclear and non-nuclear property insurance policies issued by NEIL. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at DCPP. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $43 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. As of December 31, 2024, the Utility had undiscounted future expected obligations of approximately $33 billion. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

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

The Lease also requires the rentable space to be delivered in two phases, with each phase consisting of multiple subphases. As of March 31, 2025, approximately 715,000 rentable square feet of the leased premises has been made available for use by the Utility.

As of March 31, 2025, the Utility has recorded $807 million in Financing lease ROU assets, $264 million in accumulated amortization, $110 million in leasehold improvements, net of accumulated amortization, which includes $25 million that was provided to the Utility as lease incentives, and $568 million in current Financing lease liabilities in the Condensed Consolidated Financial Statements primarily related to the Lease, as amended.

For more information about the Lease, see “The Lakeside Building” in Note 2 above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation’s and the Utility’s primary market risk results from changes in energy commodity prices.  PG&E Corporation and the Utility engage in price risk management activities for non-trading purposes only.  Both PG&E Corporation and the Utility may engage in these price risk management activities using forward contracts, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates.  See the section above entitled “Risk Management Activities” in Part I, Item 2 and in Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, PG&E Corporation and the Utility carried out an evaluation, under the supervision and with the participation of management, including their respective principal executive officers and principal financial officers, of the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following proceedings, PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, including updates to information reported under Item 3: “Legal Proceedings” of the 2024 Form 10-K, see Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Item 1 and Part I, Item 2: “Litigation Matters.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of PG&E Corporation or the Utility adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Certain officers have made elections to participate in, and are participating in, the PG&E Corporation Retirement Savings Plan (the 401(k) plan), which includes a PG&E Corporation Common Stock Fund investment option, and non-qualified deferred compensation plans, which may have a similar option and are described in PG&E Corporation’s and the Utility’s joint proxy statement. Also, certain officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes upon the vesting of restricted stock units or performance share units, or to pay the exercise price and withholding taxes for stock options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K).

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

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 12, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 12, 2024 (File No. 1-2348), Exhibit 3.2)

4.1
Twenty-Sixth Supplemental Indenture, dated as of January 17, 2025, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 4.1)

4.2
Note Purchase Agreement, dated as of January 17, 2025, among Pacific Gas and Electric Company, the U.S. Department of Energy, acting by and through the Secretary of Energy, and the Federal Financing Bank (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 4.2)

4.3
Future Advance Promissory Note, dated as of January 17, 2025, made by Pacific Gas and Electric Company to the Federal Financing Bank (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 4.3)

4.4		Twenty-Seventh Supplemental Indenture, dated as of February 20, 2025, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.5
Twenty-Eighth Supplemental Indenture, dated as of February 26, 2025, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 24, 2025 (File No. 1-2348), Exhibit 4.1)

10.1
Loan Guarantee Agreement, dated as of January 17, 2025, between Pacific Gas and Electric Company and the U.S. Department of Energy, acting by and through the Secretary of Energy (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated January 17, 2025 (File No. 1-2348), Exhibit 10.1)

10.2		Amendment No. 4 to Credit Agreement, dated as of April 11, 2025, between Pacific Gas and Electric Company and Bank of America, N.A., as administrative agent

10.3	*	Form of Director and Officer Indemnification Agreement, as amended effective as of February 20, 2025

10.4	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Program-Specific Retention Stock Unit Award Agreement, effective February 19, 2025

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA	XBRL Taxonomy Extension Calculation Linkbase Document

101.LA	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DE	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: April 23, 2025