Form 10-Q
period 2025-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2025-07-31
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					June 30, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 23, 2025:
PG&E Corporation:	2,675,580,992*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

OTHER INFORMATION	Part II, Item 5
EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MMcf	=	One million cubic feet

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AB	Assembly Bill
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
Cal OES	California Governor’s Office of Emergency Services
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
DCPP	Diablo Canyon Power Plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOE Loan Guarantee Agreement	Loan Guarantee Agreement, dated as of January 17, 2025, between the Utility and the DOE
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	United States Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited, a mutual insurer owned by utilities with nuclear facilities
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
PD	proposed decision
PERA	Public Employees Retirement Association of New Mexico

Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TO	Transmission Owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines associated with various investigations and proceedings; forecasts of capital expenditures; forecasts of cost savings; estimates and assumptions used in critical accounting estimates, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “commit,” “goal,” “target,” “will,” “may,” “should,” “would,” “could,” “potential,” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•the extent to which the Wildfire Fund and revised prudency standard under AB 1054 effectively mitigate the risk of liability for damages arising from catastrophic wildfires, including whether the Utility maintains an approved WMP and a valid safety certification and whether the Wildfire Fund has sufficient remaining funds (which will be reduced as claims are made by California’s other participating electric utility companies);

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

•significant changes to the electric power and natural gas industries driven by technological advancements, electrification, and the transition to a decarbonized economy; the impact of reductions in Utility customer demand for natural gas; the impact of customer demand falling short of the Utility’s forecasts, driven by customer self-generation, customer departures to community choice aggregators, direct access providers, and government-owned utilities, and legislative mandates to reduce the use of natural gas; and whether the Utility is successful in addressing the impact of growing distributed and renewable generation resources, increasing demand for electric power due to data centers and electrification of the transportation and other sectors of the economy, and the resulting changes in customer demand for its natural gas and electric services;

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

•existing and future regulation and federal, state or local legislation, their implementation, and their interpretation; the cost to comply with such regulation and legislation; and the extent to which the Utility recovers its associated compliance and investment costs, including those regarding:

◦wildfires, including inverse condemnation reform, wildfire self-insurance, the Wildfire Fund, and additional wildfire mitigation measures or other reforms targeted at the Utility or its industry;

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

◦privacy and cybersecurity; and

◦taxes and tax audits;

•the outcome of current and future self-reports, investigations or other enforcement actions, agency compliance reports, or notices of violation that could be issued related to the Utility’s compliance with laws, rules, regulations, or orders applicable to its gas and electric operations; the construction, expansion, or replacement of its electric and gas facilities; electric grid reliability; audit, inspection and maintenance practices; customer billing and privacy; physical and cybersecurity protections; environmental laws and regulations; or otherwise, such as fines; penalties; remediation obligations; or the implementation of corporate governance, operational or other changes in connection with the Enhanced Oversight and Enforcement Process;

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

•the risks and uncertainties associated with the resolution of the matters described in Note 10 of the Notes to the Condensed Consolidated Financial Statements under the headings “Wildfire-Related Securities Litigation” and “Indemnification Obligations”;

•the risks and uncertainties associated with PG&E Corporation’s and the Utility’s other ongoing or future litigation, including the extent to which related costs can be recovered through insurance, rates, or from other third parties;

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

•the severity, extent, and duration of pandemics and the Utility’s ability to collect on customer receivables; and

•the impact of changes in GAAP, standards, rules, or policies, including those related to regulatory accounting, and the impact of changes in their interpretation or application.

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A: “Risk Factors” in the 2024 Form 10-K and a detailed discussion of these matters contained in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K and Part I, Item 2 in this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

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

Generally, PG&E Corporation’s and the Utility’s revenues vary based on the outcomes of ratemaking proceedings and the amount of pass-through costs incurred. See “Ratemaking Mechanisms” in Part I, Item 1: “Business” in the 2024 Form 10-K regarding how the Utility’s revenues are determined. Factors that cause costs to vary include the cost of purchased power and fuel; the costs of procurement, storage, and transportation of natural gas; weather conditions; criminal, civil and regulatory penalties or charges for wildfires; the outcomes of ratemaking proceedings; and changes in interest expense as a result of additional debt issuances or changes in interest rates.

The discussion related to the results of operations and liquidity for the three and six months ended June 30, 2024 compared to the same period in 2023 is incorporated by reference to Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PG&E Corporation’s and the Utility’s combined Quarterly Report on Form 10-Q for the three months ended June 30, 2024, which was filed with the SEC in July 2024.

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

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps designed to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include Enhanced Powerline Safety Settings (“EPSS”), PSPS, vegetation management, asset inspections, and system hardening (such as undergrounding). The Utility’s wildfire mitigation efforts have also benefited in recent years from improved ignition response and situational awareness tools like weather stations and risk modeling. These initiatives reduce the Utility’s wildfire risk. The success of the Utility’s wildfire mitigation efforts depends on many factors, including whether the Utility can retain or contract for the workforce necessary to execute its wildfire mitigation actions.

PG&E Corporation and the Utility have and will continue to incur substantial expenditures in connection with these initiatives. For more information on incurred expenditures, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. The extent to which the Utility will be able to recover these expenditures and other potential costs through rates is uncertain. If additional requirements are imposed that go beyond current expectations, such requirements could have a substantial impact on the costs of the Utility’s wildfire mitigation initiatives.

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

The financial impact of past wildfires is significant. As of June 30, 2025, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.325 billion, $2.075 billion, and $250 million for claims in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses with the exception of amounts relating to the 2019 Kincade fire, which represent the best estimate of the liability, but do not include all categories of potential damages and losses.

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

As of June 30, 2025, the Utility has recorded insurance receivables of $430 million for the 2019 Kincade fire, $523 million for the 2021 Dixie fire, and $251 million for the 2022 Mosquito fire. Recorded liabilities in connection with the 2019 Kincade fire and the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund coverage year (“Coverage Year”), the Utility may be eligible to make a claim against the Wildfire Fund under AB 1054 for such excess amount.  The Wildfire Fund is available to the Utility to pay eligible claims for liabilities arising from wildfires, provided that the Utility satisfies the conditions to the Utility’s ongoing participation in the Wildfire Fund set forth in AB 1054 and that the Wildfire Fund has sufficient remaining funds.  Such funds are expected to be depleted more quickly than PG&E Corporation’s and the Utility’s 20-year estimate for the life of the Wildfire Fund (see Notes 2 and 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1), as a result of claims made by California’s other participating electric utility companies.  For example, Edison International and Southern California Edison Company (together, “SCE”) have disclosed that a liability for the wildfire that began on January 7, 2025, in Eaton Canyon in Los Angeles County, California (the “Eaton fire”) is probable but not reasonably estimable.  PG&E Corporation and the Utility expect to re-evaluate their estimated life of the Wildfire Fund and assess the Wildfire Fund asset for accelerated amortization when and if SCE accrues a liability or a Wildfire Fund receivable, respectively. The impact of AB 1054 on PG&E Corporation and the Utility is subject to numerous uncertainties, including the Utility’s ability to demonstrate to the CPUC that wildfire-related costs paid from the Wildfire Fund were just and reasonable and therefore not subject to reimbursement, and whether the benefits of participating in the Wildfire Fund ultimately outweigh its substantial costs. Finally, recoveries for the 2019 Kincade fire are subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. The Utility has recorded an aggregate Wildfire Fund receivable of $1,075 million for the 2021 Dixie fire, of which it had received $445 million as of June 30, 2025. See “Wildfire Fund under AB 1054” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

The Utility will be permitted to recover its wildfire-related claims in excess of available insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of June 30, 2025, the Utility has recorded receivables for regulatory recovery of $621 million for the 2021 Dixie fire and $60 million for the 2022 Mosquito fire. See “2021 Dixie Fire” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information.

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

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ from historical results, see Item 1A: “Risk Factors” in the 2024 Form 10-K and “Forward-Looking Statements” above.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $33.7 billion and a California net operating loss carryforward of approximately $34.9 billion as of December 31, 2024.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate value of stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”) contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock. These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating 4.75% or more of the combined value of PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Accordingly, although PG&E Corporation had 2,675,580,992 common shares outstanding as of July 23, 2025, only 2,197,837,402 common shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles with the result that the ownership limitation based on the unadjusted outstanding stock of PG&E Corporation is lower than 4.75% and can vary based on the relative value of the common stock and mandatory convertible preferred stock on any particular date. For example, based on the closing prices of PG&E Corporation’s common stock and preferred stock as of July 23, 2025, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of July 23, 2025 was 3.92% of the combined value of PG&E Corporation’s outstanding common and preferred stock. The computation of the Percentage Stock Ownership is complex, and persons considering purchasing PG&E Corporation’s stock should consult their own tax advisors regarding the application of the ownership restrictions to their particular situation.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2025 and 2024. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Consolidated Total	$521	$520	$1,128	$1,252
PG&E Corporation	(87)	(41)	(172)	(87)
Utility	$608	$561	$1,300	$1,339

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues
Electric	$4,414	$4,458	$8,549	$8,510
Natural gas	1,484	1,528	3,332	3,337
Total operating revenues	5,898	5,986	11,881	11,847
Operating Expenses
Cost of electricity	599	763	998	1,084
Cost of natural gas	111	204	607	733
Operating and maintenance	2,854	2,753	5,492	5,384
Wildfire-related claims, net of recoveries	50	(3)	99	(4)
Wildfire Fund expense	109	78	185	156
Depreciation, amortization, and decommissioning	1,073	1,053	2,170	2,075
Total operating expenses	4,796	4,848	9,551	9,428
Operating Income	1,102	1,138	2,330	2,419
Interest income	179	199	293	333
Interest expense	(713)	(750)	(1,368)	(1,404)
Other income, net	83	79	154	158
Income Before Income Taxes	651	666	1,409	1,506
Income tax provision	39	101	102	160
Net Income	612	565	1,307	1,346
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$608	$561	$1,300	$1,339

Operating Revenues

The Utility’s electric and natural gas operating revenues decreased by $88 million, or 1%, in the three months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily due to:

•approximately $275 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended June 30, 2024, with no comparable revenues in the same period in 2025;

•an approximately $50 million reduction in revenues related to self-insurance (see “Self-Insurance” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K) in the three months ended June 30, 2025, as compared to the same period in 2024;

•a decrease in revenues to recover the cost of natural gas (which decreased by approximately $90 million) in the three months ended June 30, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income; and

•a decrease in revenues to recover the cost of electricity procurement (which decreased by approximately $160 million) in the three months ended June 30, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income.

Partially offset by:

•approximately $240 million in revenues to recover costs associated with extended operations at DCPP in the three months ended June 30, 2025, with no comparable revenues in the same period in 2024;

•approximately $190 million in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 Wildfire Mitigation and Catastrophic Events Application” below) in the three months ended June 30, 2025, with no comparable revenues in the same period in 2024;

•an approximately $80 million increase in the FERC TO formula rate revenue in the three months ended June 30, 2025, compared to the same period in 2024; and

•approximately $20 million in revenues authorized in the General Office Sale Memorandum Account (“GOSMA”) petition for modification final decision in the three months ended June 30, 2025, with no comparable revenues in the same period in 2024.

The Utility’s electric and natural gas operating revenues increased by $34 million, or 0%, in the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $370 million in revenues to recover costs associated with extended operations at DCPP in the six months ended June 30, 2025, with no comparable revenues in the same period in 2024;

•approximately $360 million in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 Wildfire Mitigation and Catastrophic Events Application” below) in the six months ended June 30, 2025, with no comparable revenues in the same period in 2024;

•an approximately $150 million increase in the FERC TO formula rate revenue in the six months ended June 30, 2025, compared to the same period in 2024; and

•approximately $50 million in revenues authorized in the GOSMA petition for modification final decision in the six months ended June 30, 2025, with no comparable revenues in the same period in 2024.

Partially offset by:

•approximately $550 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the six months ended June 30, 2024, with no comparable revenues in the same period in 2025;

•an approximately $100 million reduction in revenues related to self-insurance (see “Self-Insurance” in Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K) in the six months ended June 30, 2025, as compared to the same period in 2024;

•approximately $60 million in lower revenues related to winter storm response in the six months ended June 30, 2025, as compared to the same period in 2024;

•a decrease in revenues to recover the cost of natural gas (which decreased by approximately $130 million) in the six months ended June 30, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income; and

•a decrease in revenues to recover the cost of electricity procurement (which decreased by approximately $90 million) in the six months ended June 30, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income.

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

The Cost of electricity decreased by $164 million, or 21% in the three months ended June 30, 2025, and by $86 million, or 8% in the six months ended June 30, 2025, compared to the same periods in 2024. These decreases were primarily the result of lower procurement costs, partially offset by higher nuclear fuel amortization in the three and six months ended June 30, 2025, compared to the same periods in 2024.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

The Cost of natural gas decreased by $93 million, or 46%, in the three months ended June 30, 2025, and by $126 million, or 17%, in the six months ended June 30, 2025, compared to the same periods in 2024. These decreases were primarily the result of a reduction in GHG emissions expenses and favorable price risk management results, due to less natural gas market price volatility experienced for the present periods, partially offset by increases in natural gas prices and volumes purchased for the present periods, compared to the same periods in 2024.

Operating and Maintenance

The Utility’s Operating and maintenance expenses increased by $101 million, or 4%, in the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $220 million in costs associated with extended operations at DCPP in the three months ended June 30, 2025, with no comparable costs in the same period in 2024; and

•approximately $190 million in interim rate relief authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in the three months ended June 30, 2025, with no comparable costs in the same period in 2024.

Partially offset by:

•the recognition of approximately $275 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the three months ended June 30, 2024, with no comparable costs in the same period in 2025; and

•the write-off of approximately $60 million of costs as a result of the CPUC’s final decision denying the Pacific Generation application in the three months ended June 30, 2024, with no comparable costs in the same period in 2025. For more information, see “Regulatory Matters” below.

The Utility’s Operating and maintenance expenses increased by $108 million, or 2%, in the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $360 million in interim rate relief authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in the six months ended June 30, 2025, with no comparable costs in the same period in 2024; and

•approximately $340 million in costs associated with extended operations at DCPP in the six months ended June 30, 2025, with no comparable costs in the same period in 2024.

Partially offset by:

•approximately $550 million of previously deferred expenses authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the six months ended June 30, 2024, with no comparable costs in 2025;

•the write-off of approximately $60 million of costs as a result of the CPUC’s final decision denying the Pacific Generation application in the six months ended June 30, 2024, with no comparable costs in the same period in 2025. For more information, see “Regulatory Matters” below; and

•approximately $60 million in lower costs related to winter storm response in the six months ended June 30, 2025, as compared to the same period in 2024.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries increased by $53 million, or more than 100%, and $103 million, or more than 100%, in the three and six months ended June 30, 2025, compared to the same periods in 2024. The Utility recognized pre-tax charges of $50 million and $100 million related to the 2019 Kincade fire in the three and six months ended June 30, 2025, respectively, with no comparable costs in the same periods in 2024.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense increased by $31 million, or 40%, and $29 million, or 19%, in the three and six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily due to accelerated amortization associated with an increase in the Wildfire Fund receivable for the 2021 Dixie fire.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization and decommissioning expenses increased by $20 million, or 2%, and $95 million, or 5%, in the three and six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily due to the growth in plant balance from capital additions.

Interest Income

The Utility’s Interest income decreased by $20 million, or 10%, and $40 million, or 12%, in the three and six months ended June 30, 2025, compared to the same periods in 2024. These decreases were primarily due to a decrease in interest rates and interest-bearing account balances in the six months ended June 30, 2025 compared to the same periods in 2024.

Interest Expense

The Utility’s Interest expense decreased by $37 million, or 5%, and $36 million, or 3%, in the three and six months ended June 30, 2025 compared to the same periods in 2024. These decreases were primarily due to a decrease in short-term debt with higher, variable interest rates, partially offset by an increase in long-term debt.

Other Income, Net

There was no material change to Other income, net for the periods presented.

Income Tax Provision

The Utility’s Income tax provision decreased by $62 million, or 61%, and $58 million, or 36%, in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to higher tax repairs deduction in the three and six months ended June 30, 2025, compared to the same periods in 2024.

The effective tax rates were 7.9% and 8.1%, and 15.2% and 10.6%, for the three and six months ended June 30, 2025 and 2024, respectively. The Utility’s effective tax rate is below the federal statutory rate of 21% for 2025 and 2024 primarily due to the effect of federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. These amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Cuts and Jobs Act of 2017.

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

PG&E Corporation and the Utility rely on access to debt and equity markets and credit facilities to finance their capital requirements and support their liquidity needs. The CPUC authorizes the Utility’s capital structure, the aggregate amount of long-term and short-term debt that the Utility may issue, and the revenue requirements the Utility is able to collect to recover its cost of service. The Utility generally utilizes retained earnings, equity contributions from PG&E Corporation and long-term debt issuances to maintain its CPUC-authorized long-term capital structure consisting of 52% common equity, 47.5% long-term debt, and 0.5% preferred equity and relies on short-term debt, including its revolving credit facilities, to fund temporary financing needs. The CPUC granted the Utility a temporary waiver from compliance with its authorized regulatory capital structure until June 2025. As of June 30, 2025, the waiver expired. As of June 30, 2025, the Utility was in compliance with its authorized regulatory capital structure.

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

As of June 30, 2025, PG&E Corporation and the Utility had access to approximately $7.5 billion of total liquidity comprised of $236 million of the Utility’s Cash and cash equivalents, $258 million of PG&E Corporation’s Cash and cash equivalents, $1.3 billion of availability under the Utility’s Receivables Securitization Program, and $5.7 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

Credit Ratings

Credit ratings impact the cost and availability of short-term borrowings, including credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s unsecured credit rating from each of the major credit rating agencies. Contracts which may require collateral postings include the Utility's power and natural gas commodity, transportation, services, and environmental products agreements. Because the Utility’s unsecured credit rating remains below investment grade with two of the major credit rating agencies, the Utility generally does not receive unsecured credit from its energy procurement counterparties, and it may be required to increase its collateral postings if its credit rating is downgraded.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of June 30, 2025, PG&E Corporation and the Utility had cash and cash equivalents of $258 million and $236 million, respectively.

As of June 30, 2025, the Utility had contributed $962 million to Pacific Energy Risk Solutions, LLC, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance. As of June 30, 2025, $8 million was classified as Restricted cash and restricted cash equivalents due to minimum capital and surplus requirements, $3 million was classified as Cash and cash equivalents, and $969 million, measured at fair value, was classified as Wildfire self-insurance asset. For more information about wildfire liability self-insurance, see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

On February 24, 2025, the Utility completed the sale of (i) $1.0 billion aggregate principal amount of 5.700% First Mortgage Bonds due 2035 and (ii) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2055. The Utility used the net proceeds of such issuances for (i) the repayment of all of its $600 million aggregate principal amount of 3.500% First Mortgage Bonds due June 15, 2025, and (ii) the repayment of all of its $450 million aggregate principal amount of 4.950% First Mortgage Bonds due June 8, 2025. The Utility used the remaining net proceeds from the offerings for general corporate purposes.

On June 4, 2025, the Utility completed the sale of (i) $400 million aggregate principal amount of 5.000% First Mortgage Bonds due 2028 and (ii) $850 million aggregate principal amount of 6.000% First Mortgage Bonds due 2035. The Utility expects to use the net proceeds of such issuances for repayment of a portion of its $1.9 billion aggregate principal amount 3.15% First Mortgage Bonds due January 1, 2026.

Credit Facilities and Term Loans

Utility

As of June 30, 2025, PG&E Corporation and the Utility had $650 million and $5.0 billion available under their respective $650 million and $5.4 billion revolving credit facilities. The Utility also has access to the $1.3 billion Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

On April 11, 2025, the Utility amended its existing $525 million term loan agreement to extend the maturity to April 10, 2026. The loan bears interest based on the Utility’s election of either (1) Term Secured Overnight Financing Rate (“SOFR”) (plus a 0.10% credit spread adjustment) plus an applicable margin of 1.375% or (2) the alternative base rate plus an applicable margin of 0.375%.

On June 23, 2025, the Utility amended its existing revolving credit agreement to, among other things, (i) extend the maturity date of such agreement to June 21, 2030, (ii) increase the aggregate commitments from $4.4 billion to $5.4 billion and (iii) modify both the interest rate pricing grid and commitment fee pricing grid.

On June 26, 2025, the Utility and the SPV amended the existing $1.5 billion Receivables Securitization Program to, among other things (i) extend the scheduled termination date from June 26, 2026 to June 25, 2027 and (ii) allow the Utility and the SPV to request an increase to the commitments by an additional aggregate amount up of to $250 million, subject to the satisfaction of certain terms and conditions.

PG&E Corporation

On June 23, 2025, PG&E Corporation amended its existing revolving credit agreement to, among other things, (i) extend the maturity date of such agreement to June 22, 2028, (ii) increase the aggregate commitments from $500 million to $650 million, and (iii) modify both the interest rate pricing grid and commitment fee pricing grid.

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

The FFB Note Documents provide for a multi-advance term loan facility (the “Facility”), under which the Utility may make quarterly term loan borrowings through FFB, subject to satisfaction of certain conditions. Proceeds of the advances under the Facility are to be used by the Utility to reimburse for “Eligible Project Costs” previously incurred and either expended or accrued by the Utility in connection with projects that the DOE has determined to be “Eligible Projects” (each as defined in the DOE Loan Guarantee Agreement). The aggregate amount of advances under the Facility may not exceed $15 billion.

As of the date of this report, the Utility has not borrowed any advances under the Facility. The Utility is not able to predict the timing or amount of any funds it may receive from the Facility in the future as a result of the recent change in the administration.

For more information about the DOE Loan Guarantee Agreement, see “Liquidity and Financial Resources” in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

Citizens Energy Corporation

On January 29, 2025, the Utility entered into an amended and restated agreement with Citizens Energy Corporation (“Citizens”) pursuant to which the Utility may lease to Citizens entitlements to certain transmission assets. A portion of the costs associated with each project that is expected to be subject to such a lease will be excluded from the Utility’s FERC transmission rates for the duration of the applicable lease. The Utility may offer Citizens up to five lease options over the term of the agreement, for a total investment by Citizens of up to $1.0 billion. If Citizens exercises and the parties close on a lease option, the Utility will receive an upfront payment as prepaid rent for that lease, which is expected to average approximately $200 million per lease, and the rate base associated with the leased entitlements will go into Citizens’ rate base, rather than the Utility’s, for 30 years. The transactions contemplated by the agreement are subject to FERC and CPUC approvals.

Dividends

Utility

On each of November 29, 2024 and February 20, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on February 18 and May 15, 2025, to holders of record as of January 31 and April 30, 2025. On May 22, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on August 15, 2025, to holders of record as of July 31, 2025.

On each of February 20 and May 22, 2025, the Board of Directors of the Utility declared common stock dividends of $575 million, which were paid to PG&E Corporation on March 18 and May 30, 2025, respectively.

PG&E Corporation

On each of November 29, 2024, February 20, and May 22, 2025, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.025 per share, each declaration totaling $55 million, which were paid on January 15, April 15, and July 15, 2025, to holders of record as of December 31, 2024, March 31, and June 30, 2025, respectively.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, totaling $23 million, which was paid on February 27, 2025, to holders of record as of February 14, 2025. On February 20, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, which was paid on May 29, 2025, to holders of record as of May 15, 2025. On May 22, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, payable on September 1, 2025, to holders of record as of August 15, 2025.

Utility Cash Flows

PG&E Corporation’s condensed consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the six months ended June 30, 2025 and 2024.

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$4,087	$3,114
Net cash used in investing activities	(6,268)	(5,225)
Net cash provided by financing activities	1,661	2,671
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(520)	$560

Operating Activities

Net cash provided by operating activities increased by $973 million, or 31%, during the six months ended June 30, 2025 as compared to the same period in 2024. This increase was primarily due to:

•an increase in collections driven in part by recoveries related to DCPP extended operations and 2023 WMCE interim rate relief;

•a decrease in non-wildfire related insurance costs;

•a decrease in payments for employee benefits;

•a decrease in cost of energy as a result of lower carbon allowance purchases; and

•a decrease in wildfire-related payments, net of recoveries.

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

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the six months ended June 30, 2025, compared to June 30, 2024.

(in millions)	Six Months Ended June 30,
Cash used in investing activities - 2024	$(5,225)
Capital expenditures	(764)
Net purchases related to customer credit trust investments	(236)
Other investing activities	(43)
Net increase in cash used in investing activities	(1,043)
Cash used in investing activities - 2025	$(6,268)

Net cash used in investing activities increased by $1.0 billion, or 20%, during the six months ended June 30, 2025 as compared to the same period in 2024. This increase was primarily due to a $349 million payment for the purchase of Oakland Headquarters, as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, and an increase in capital work related to electric operations. In addition, there was a $236 million increase in purchases of customer credit trust investments, net of proceeds from sales.

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

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the six months ended June 30, 2025, compared to June 30, 2024.

(in millions)	Six Months Ended June 30,
Cash provided by financing activities - 2024	$2,671
Net borrowings under credit facilities	(511)
Issuance of long-term debt	714
Repayments of long-term debt	(600)
Dividend payments	(200)
Proceeds from DWR loan	(600)
Other financing activities	187
Net decrease in cash provided by financing activities	(1,010)
Cash provided by financing activities - 2025	$1,661

Net cash provided by financing activities decreased by $1.0 billion, or 38%, during the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily due to:

•$600 million increase in repayments related to long-term debt;

•$600 million decrease in proceeds related to the DWR loan; and

•$511 million decrease in net borrowings under credit facilities.

Partially offset by:

•$714 million increase in proceeds related to issuance of long-term debt.

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

During the quarter ended June 30, 2025 and through the date of this filing, key updates to regulatory matters include the following:

•On July 25, 2025, the CPUC issued a PD that would increase the cost cap for 2025 and 2026 by an aggregate $2.38 billion in connection with the Order Instituting Rulemaking to Establish Energization Timelines.

•On June 2, 2025, the Utility filed an unopposed all-party settlement with intervenors for an additional $461 million revenue requirement, which is incremental to the previously approved interim rate relief for the 2023 WMCE.

•On May 15, 2025, the Utility filed its 2027 GRC application with the CPUC.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such proceedings. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may later authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps on cost recovery. These accounts, which include the CEMA, WEMA, Fire Hazard Prevention Memorandum Account (“FHPMA”), FRMMA, WMPMA,VMBA, Wildfire Mitigation Balancing Account (“WMBA”), and Microgrids Memorandum Account (“MGMA”), among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, and certain third-party wildfire claims. While the Utility generally expects such costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the Utility has recorded significant amounts to these accounts. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of June 30, 2025, the Utility had recorded an aggregate amount of approximately $3.1 billion in costs for the CEMA, WEMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $0.6 billion was authorized for recovery and accounted for as current, and $2.5 billion was accounted for as long term as of June 30, 2025. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the six months ended June 30, 2025 are summarized in the following table:

Proceeding	Request (1)	Status
2022 WMCE	Revenue requirement of approximately $1.29 billion	Filed December 2022. Decision authorizing $1.1 billion of interim rate relief adopted June 2023. Partial settlement filed December 2023.
2023 WMCE	Revenue requirement of approximately $1.86 billion	Application filed December 2023. Decision authorizing $944 million of interim rate relief adopted September 2024. Partial settlement filed June 2025.
2024 WMCE	Revenue requirement of approximately $435 million	Application filed November 2024.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.

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

On April 14, 2025, the CPUC issued a PD that would extend the statutory deadline in this matter to December 1, 2025.

On June 2, 2025, the Utility filed an unopposed all-party settlement with intervenors for an additional $461 million revenue requirement, which is incremental to the previously approved interim rate relief. If the CPUC adopts the settlement agreement, it would resolve all costs recorded to accounts other than the VMBA. The settlement agreement did not address the Utility’s revenue requirement request of $833 million associated with costs recorded to the VMBA, for which cost recovery will be determined separately by the CPUC.

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

On June 12, 2025, the CPUC issued a decision extending the statutory deadline in the proceeding from June 30, 2025 to March 31, 2026.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the quarter ended June 30, 2025 are summarized in the following table:

Rate Case	Request	Status
Energization Timelines OIR	Capital cost cap increase of $3.13 billion for 2025 and 2026	PD authorizing $2.38 billion increase for 2025 and 2026 cost cap issued in July 2025.
2027 GRC	Revenue requirement of $16.64 billion for 2027	Filed May 2025. A decision is requested by the fourth quarter of 2026.
2026 Cost of Capital	Increase ROE to 11.30% and cost of debt to 5.05%	Filed March 2025.
Transmission Owner Rate Case for 2024	Revenue requirement of $2.78 billion for 2024	Accepted December 2023, except as to CAISO adder. Appeal of FERC’s order regarding CAISO adder denied July 2025. All other issues settled March 2025.

Energization Timelines Order Instituting Rulemaking

As previously disclosed, on July 16, 2024, the CPUC issued a final decision approving a memorandum account with interim rate relief for the Utility to recover energization costs incremental to the forecasts of the Utility’s Phase 1 2023 GRC, subject to annual caps and reasonableness review in the 2027 GRC application. The overall expenditure cap was set at $2.26 billion for the period of 2024 to 2026. The decision also permitted the Utility to request revisions to the 2025 and 2026 cap amounts under certain conditions. On October 4, 2024, the Utility filed a motion to increase the 2025 and 2026 cap amounts by an aggregate $3.13 billion.

On July 25, 2025, the administrative law judge issued a PD that would increase the cost cap for 2025 and 2026 by an aggregate $2.38 billion.

2027 General Rate Case

On May 15, 2025, the Utility filed its 2027 GRC application with the CPUC. In the 2027 GRC, the CPUC will determine the annual amount of revenue requirements that the Utility will be authorized to collect through rates from 2027 through 2030 to recover its anticipated costs for gas distribution, transmission and storage, electric distribution, and electric generation and to provide the Utility an opportunity to earn its authorized rate of return.

The table below compares the portion of CPUC jurisdictional revenue requirements and weighted-average rate base that are requested in the GRC proceeding from 2027 through 2030 to the amounts adopted for 2026 in the 2023 GRC and other cost recovery proceedings:

Year	Requested revenue requirement (in billions)	Requested weighted-average GRC rate base

2026 (as adopted)	$15.4	54.0
2027	16.6	67.0
2028	17.7	73.4
2029	18.7	79.4
2030	19.9	85.4

In the 2027 GRC application, the Utility proposed various safety, resiliency, and clean energy investments. Among other things, the Utility proposed to invest a total of approximately $45.0 billion between 2027 and 2030 in CPUC-jurisdictional assets. The proposed investments would support wildfire safety (including undergrounding 307 miles of electrical lines each year until a 10-year undergrounding plan is approved), grid modernization, gas system safety, clean energy, and resilience.

In addition, the Utility requested authorization to establish new balancing accounts for new business capital spend and employee medical expenses.

The Utility is not seeking recovery of compensation of PG&E Corporation’s and the Utility’s officers within the scope of 17 Code of Federal Regulations 240.3b-7.

In its application, in accordance with the CPUC’s standard rate case plan schedule, the Utility requests that the CPUC issue a PD by November 1, 2026. It also requests that the 2027 GRC rates be effective January 1, 2027.

Cost of Capital Proceedings

2026 Cost of Capital Application

On March 20, 2025, the Utility (along with the other IOUs in California) submitted its 2026 Cost of Capital application. These applications set the cost of capital, ROE, cost of preferred stock, and cost of debt for the Utility’s electric generation, electric distribution, natural gas distribution, and natural gas transmission and storage rate base beginning on January 1, 2026.

In the application, the Utility requests the following cost of capital rates:

	Cost	Weight	Weighted Cost
Return on Common Equity	11.30%	52.00%	5.88%
Return on Preferred Equity	5.52%	0.30%	0.02%
Return on Long-term debt	5.05%	47.70%	2.41%

The application also requests CPUC approval of a revenue credit to return the benefit of potential DOE loan draws to customers, and a temporary yield spread adjustment to compensate the Utility for its actual cost of short-term debt. The scoping memo issued by the CPUC provides for a procedural schedule that would provide a final decision in 2025.

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

On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but denying the 0.5% ROE adder for participation in the CAISO, which results in a forecast transmission revenue requirement of $2.78 billion. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s denial of the 0.5% ROE adder for participation in the CAISO. On June 12, 2024, the FERC issued an order denying the Utility’s request for rehearing. On June 18, 2024, the Utility and other California IOUs filed an appeal of the FERC’s order denying the Utility’s request for rehearing. On July 11, 2025, the Ninth Circuit Court of Appeals denied the utilities’ joint appeal.

On March 21, 2025, the Utility filed with the FERC a settlement in the TO21 rate case. The settlement would resolve all contested issues in the proceeding, as well as specific wildfire cost recovery issues raised by stakeholders in prior proceedings related to the Utility’s TO tariff. The settlement would set a base ROE of 10.38%. The settlement would set a fixed capital structure with common equity weighted at 50.0%, preferred equity at 0.3%, and long-term debt at 49.7%.

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

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other GHG emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as Item 1A: “Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

RISK MANAGEMENT ACTIVITIES

There have been no material changes to the Utility’s or PG&E Corporation’s risk management activities previously disclosed in the 2024 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s or PG&E Corporation’s critical accounting policies, as previously disclosed in Item 7 of the 2024 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Electric	$4,414	$4,458	$8,549	$8,510
Natural gas	1,484	1,528	3,332	3,337
Total operating revenues	5,898	5,986	11,881	11,847
Operating Expenses
Cost of electricity	599	763	998	1,084
Cost of natural gas	111	204	607	733
Operating and maintenance	2,860	2,757	5,506	5,393
Wildfire-related claims, net of recoveries	50	(3)	99	(4)
Wildfire Fund expense	109	78	185	156
Depreciation, amortization, and decommissioning	1,073	1,053	2,170	2,075
Total operating expenses	4,802	4,852	9,565	9,437
Operating Income	1,096	1,134	2,316	2,410
Interest income	181	202	298	339
Interest expense	(792)	(812)	(1,526)	(1,527)
Other income, net	84	82	154	158
Income Before Income Taxes	569	606	1,242	1,380
Income tax provision	20	82	59	121
Net Income	549	524	1,183	1,259
Preferred stock dividend requirement	28	4	55	7
Income Available for Common Shareholders	$521	$520	$1,128	$1,252
Weighted Average Common Shares Outstanding, Basic	2,198	2,137	2,196	2,136
Weighted Average Common Shares Outstanding, Diluted	2,203	2,142	2,201	2,141
Net Income Per Common Share, Basic	$0.24	$0.24	$0.51	$0.59
Net Income Per Common Share, Diluted	$0.24	$0.24	$0.51	$0.58

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$549	$524	$1,183	$1,259
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0 and $0 respectively)	—	—	1	—
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $3, $0, $5 and $1 respectively)	8	—	14	(1)
Total other comprehensive income (loss)	8	—	15	(1)
Comprehensive Income	557	524	1,198	1,258
Preferred stock dividend requirement	28	4	55	7
Comprehensive Income Available for Common Shareholders	$529	$520	$1,143	$1,251

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$494	$940
Restricted cash and restricted cash equivalents (includes $207 million and $263 million related to VIEs at respective dates)	221	273
Accounts receivable
Customers (net of allowance for doubtful accounts of $404 million and $418 million at respective dates) (includes $1.7 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $404 million and $418 million at respective dates)	2,025	2,220
Accrued unbilled revenue (includes $1.6 billion and $1.3 billion related to VIEs at respective dates)	1,862	1,487
Regulatory balancing accounts	5,657	7,227
Other (net of allowance for doubtful accounts of $89 million and $35 million at respective dates)	2,095	1,810
Regulatory assets	302	234
Inventories
Gas stored underground and fuel oil	73	52
Materials and supplies	713	768
Wildfire Fund asset	298	301
Wildfire self-insurance asset	969	905
Other	452	999
Total current assets	15,161	17,216
Property, Plant, and Equipment
Property, Plant, and Equipment	123,445	118,262
Construction work in progress	4,636	4,458
Financing lease ROU asset and other	7	814
Total property, plant, and equipment	128,088	123,534
Accumulated depreciation	(36,288)	(35,305)
Net property, plant, and equipment	91,800	88,229
Other Noncurrent Assets
Regulatory assets	15,853	15,561
Customer credit trust	935	377
Nuclear decommissioning trusts	4,022	3,833
Operating lease ROU asset	500	524
Wildfire Fund asset	3,891	4,070
Other (includes noncurrent accounts receivable of $72 million and $82 related to VIEs, net of noncurrent allowance for doubtful accounts of $17 million and $18 at respective dates)	4,222	3,850
Total other noncurrent assets	29,423	28,215
TOTAL ASSETS	$136,384	$133,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,524	$1,523
Long-term debt, classified as current (includes $217 million and $222 million related to VIEs at respective dates)	3,643	2,146
Accounts payable
Trade creditors	2,663	2,748
Regulatory balancing accounts	2,516	3,169
Other	862	748
Operating lease liabilities	88	85
Financing lease liabilities	1	577
Interest payable (includes $65 million and $91 million related to VIEs at respective dates)	767	760
Wildfire-related claims	787	916
Other	3,334	3,658
Total current liabilities	16,185	16,330
Noncurrent Liabilities
Long-term debt (includes $10.2 billion and $10.1 billion related to VIEs at respective dates)	54,004	53,569
Regulatory liabilities	19,871	19,417
Pension and other postretirement benefits	824	808
Asset retirement obligations	5,499	5,444
Deferred income taxes	3,550	3,082
Operating lease liabilities	412	439
Financing lease liabilities	3	4
Other	4,598	4,166
Total noncurrent liabilities	88,761	86,929
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	1,579
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,197,837,402 and 2,193,573,536 shares outstanding at respective dates	31,560	31,555
Reinvested earnings	(1,949)	(2,966)
Accumulated other comprehensive loss	(4)	(19)
Total shareholders’ equity	31,186	30,149
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	31,438	30,401
TOTAL LIABILITIES AND EQUITY	$136,384	$133,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,183	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,170	2,075
Bad debt expense	241	135
Allowance for equity funds used during construction	(97)	(84)
Deferred income taxes and tax credits, net	472	485
Wildfire Fund expense	185	156
Other	(29)	(134)
Effect of changes in operating assets and liabilities:
Accounts receivable	(562)	(960)
Wildfire-related insurance receivable	(133)	196
Inventories	34	47
Accounts payable	188	419
Wildfire-related claims	(129)	(483)
Other current assets and liabilities	(76)	(692)
Regulatory assets, liabilities, and balancing accounts, net	750	734
Other noncurrent assets and liabilities	(292)	(181)
Net cash provided by operating activities	3,905	2,972
Cash Flows from Investing Activities
Capital expenditures	(5,700)	(4,936)
Proceeds from sales and maturities of nuclear decommissioning trust investments	779	1,044
Purchases of nuclear decommissioning trust investments	(809)	(1,082)
Proceeds from sales and maturities of customer credit trust investments	196	174
Purchases of customer credit investments	(693)	(435)
Proceeds from self-insurance investments	186	—
Purchases of self-insurance investments	(237)	—
Other	10	10
Net cash used in investing activities	(6,268)	(5,225)
Cash Flows from Financing Activities
Borrowings under credit facilities	515	5,528
Repayments under credit facilities	(325)	(4,827)
Repayments under term loan	—	(100)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $27 and $9 at respective dates	2,973	2,259
Repayments of long-term debt	(1,050)	(450)
Repayment of AB 1054 recovery bonds	(48)	(23)
Repayment of SB 901 recovery bonds	(67)	(64)
Common stock dividends paid	(110)	(43)
Mandatory convertible preferred stock dividends paid	(48)	—
Proceeds from DWR loan	—	600
Other	25	(7)

Net cash provided by financing activities	1,865	2,873
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(498)	620
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	1,213	932
Cash, cash equivalents, restricted cash, and restricted cash equivalents at June 30	$715	$1,552
Less: Restricted cash and restricted cash equivalents	(221)	(237)
Cash and cash equivalents at June 30	$494	$1,315

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,282)	$(1,199)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,009	$921
Operating lease liabilities arising from ROU assets	—	1
Financing lease liabilities arising from obtaining ROU assets	—	15
DWR loan forgiveness and performance-based disbursements	78	47
Common stock dividends declared but not yet paid	55	21
Mandatory convertible preferred stock dividends declared but not yet paid	24	—
Capital expenditures financed through current assets and non-current liabilities	592	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	—	$—	$(2,966)	$(19)	$30,149	$252	$30,401
Net income	—	—	—	—	—	634	—	634	—	634
Other comprehensive income	—	—	—	—	—	—	7	7	—	7
Common stock issued, net	—	4,111,477	(1)	—	—	—	—	(1)	—	(1)
Stock-based compensation amortization	—	—	(22)	—	—	—	—	(22)	—	(22)
Common stock dividends declared	—	—	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2025	$1,579	2,197,685,013	$31,532	—	$—	$(2,414)	$(12)	$30,685	$252	$30,937
Net income	—	—	—	—	—	549	—	549	—	549
Other comprehensive income	—	—	—	—	—	—	8	8	—	8
Common stock issued, net	—	152,389	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	—	28	—	—	—	—	28	—	28
Common stock dividends declared	—	—	—	—	—	(56)	—	(56)	—	(56)
Preferred stock dividend requirement	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2025	$1,579	2,197,837,402	$31,560	—	$—	$(1,949)	$(4)	$31,186	$252	$31,438

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	735	—	735	—	735
Other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Common stock issued, net	3,558,470	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	(18)	—	—	—	—	(18)	—	(18)
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2024	2,137,156,228	$30,356	—	$—	$(4,611)	$(14)	$25,731	$252	$25,983
Net income	—	—	—	—	524	—	524	—	524
Common stock issued, net	304,127	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Common stock dividends declared	—	—	—	—	(21)	—	(21)	—	(21)
Preferred stock dividend requirement	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2024	2,137,460,355	$30,379	—	$—	$(4,112)	$(14)	$26,253	$252	$26,505

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Electric	$4,414	$4,458	$8,549	$8,510
Natural gas	1,484	1,528	3,332	3,337
Total operating revenues	5,898	5,986	11,881	11,847
Operating Expenses
Cost of electricity	599	763	998	1,084
Cost of natural gas	111	204	607	733
Operating and maintenance	2,854	2,753	5,492	5,384
Wildfire-related claims, net of recoveries	50	(3)	99	(4)
Wildfire Fund expense	109	78	185	156
Depreciation, amortization, and decommissioning	1,073	1,053	2,170	2,075
Total operating expenses	4,796	4,848	9,551	9,428
Operating Income	1,102	1,138	2,330	2,419
Interest income	179	199	293	333
Interest expense	(713)	(750)	(1,368)	(1,404)
Other income, net	83	79	154	158
Income Before Income Taxes	651	666	1,409	1,506
Income tax provision	39	101	102	160
Net Income	612	565	1,307	1,346
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$608	$561	$1,300	$1,339

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$612	$565	$1,307	$1,346
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0 and $0 respectively)	—	—	1	—
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $3, $0, $5 and $1 respectively)	8	—	14	(1)
Total other comprehensive income (loss)	8	—	15	(1)
Comprehensive Income	$620	$565	$1,322	$1,345

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$236	$705
Restricted cash and restricted cash equivalents (includes $207 million and $263 million related to VIEs at respective dates)	221	272
Accounts receivable
Customers (net of allowance for doubtful accounts of $404 million and $418 million at respective dates) (includes $1.7 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $404 million and $418 million at respective dates)	2,025	2,220
Accrued unbilled revenue (includes $1.6 billion and $1.3 billion related to VIEs at respective dates)	1,862	1,487
Regulatory balancing accounts	5,657	7,227
Other (net of allowance for doubtful accounts of $89 million and $35 million at respective dates)	2,097	1,810
Regulatory assets	302	234
Inventories
Gas stored underground and fuel oil	73	52
Materials and supplies	713	768
Wildfire Fund asset	298	301
Wildfire self-insurance asset	969	905
Other	449	998
Total current assets	14,902	16,979
Property, Plant, and Equipment
Property, Plant, and Equipment	123,445	118,262
Construction work in progress	4,635	4,458
Financing lease ROU asset and other	7	814
Total property, plant, and equipment	128,087	123,534
Accumulated depreciation	(36,287)	(35,304)
Net property, plant, and equipment	91,800	88,230
Other Noncurrent Assets
Regulatory assets	15,853	15,561
Customer credit trust	935	377
Nuclear decommissioning trusts	4,022	3,833
Operating lease ROU asset	496	519
Wildfire Fund asset	3,891	4,070
Other (includes noncurrent accounts receivable of $72 million and $82 related to VIEs, net of noncurrent allowance for doubtful accounts of $17 million and $18 at respective dates)	4,062	3,697
Total other noncurrent assets	29,259	28,057
TOTAL ASSETS	$135,961	$133,266
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,524	$1,523
Long-term debt, classified as current (includes $217 million and $222 million related to VIEs at respective dates)	3,643	2,146
Accounts payable
Trade creditors	2,661	2,745
Regulatory balancing accounts	2,516	3,169
Other	842	729
Operating lease liabilities	88	85
Financing lease liabilities	1	577
Interest payable (includes $65 million and $91 million related to VIEs at respective dates)	675	667
Wildfire-related claims	787	916
Other	3,056	3,331
Total current liabilities	15,793	15,888
Noncurrent Liabilities
Long-term debt (includes $10.2 billion and $10.1 billion related to VIEs at respective dates)	48,387	47,958
Regulatory liabilities	19,871	19,417
Pension and other postretirement benefits	757	741
Asset retirement obligations	5,499	5,444
Deferred income taxes	4,127	3,632
Operating lease liabilities	408	434
Financing lease liabilities	3	4
Other	4,626	4,198
Total noncurrent liabilities	83,678	81,828
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	36,705	35,930
Reinvested earnings	(1,790)	(1,940)
Accumulated other comprehensive loss	(5)	(20)
Total shareholders’ equity	36,490	35,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,961	$133,266

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,307	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,170	2,075
Bad debt expense	241	135
Allowance for equity funds used during construction	(97)	(84)
Deferred income taxes and tax credits, net	498	529
Wildfire Fund expense	185	156
Other	(40)	(154)
Effect of changes in operating assets and liabilities:
Accounts receivable	(564)	(960)
Wildfire-related insurance receivable	(133)	196
Inventories	34	47
Accounts payable	188	408
Wildfire-related claims	(129)	(483)
Other current assets and liabilities	(35)	(652)
Regulatory assets, liabilities, and balancing accounts, net	749	734
Other noncurrent assets and liabilities	(287)	(179)
Net cash provided by operating activities	4,087	3,114
Cash Flows from Investing Activities
Capital expenditures	(5,700)	(4,936)
Proceeds from sales and maturities of nuclear decommissioning trust investments	779	1,044
Purchases of nuclear decommissioning trust investments	(809)	(1,082)
Proceeds from sales and maturities of customer credit trust investments	196	174
Purchases of customer credit investments	(693)	(435)
Proceeds from self-insurance investments	186	—
Purchases of self-insurance investments	(237)	—
Other	10	10
Net cash used in investing activities	(6,268)	(5,225)
Cash Flows from Financing Activities
Borrowings under credit facilities	515	5,528
Repayments under credit facilities	(325)	(4,827)
Repayments under term loan	—	(100)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $27 and $9 at respective dates	2,973	2,259
Repayments of long-term debt	(1,050)	(450)
Repayment of AB 1054 recovery bonds	(48)	(23)
Repayment of SB 901 recovery bonds	(67)	(64)
Preferred stock dividends paid	(7)	(7)
Common stock dividends paid	(1,150)	(950)
Equity contribution from PG&E Corporation	775	705

Proceeds from DWR loan	—	600
Other	45	—
Net cash provided by financing activities	1,661	2,671
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(520)	560
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	977	736
Cash, cash equivalents, restricted cash, and restricted cash equivalents at June 30	$457	$1,296
Less: Restricted cash and restricted cash equivalents	(221)	(236)
Cash and cash equivalents at June 30	$236	$1,060

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,129)	$(1,083)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,009	$921
Operating lease liabilities arising from obtaining ROU assets	—	1
Financing lease liabilities arising from obtaining ROU assets	—	15
DWR loan forgiveness and performance-based disbursements	78	47
Capital expenditures financed through current assets and non-current liabilities	592	—

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	7	7
Equity contribution	—	—	450	—	—	450
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$258	$1,322	$36,380	$(1,823)	$(13)	$36,124
Net income	—	—	—	612	—	612
Other comprehensive income	—	—	—	—	8	8
Equity contribution	—	—	325	—	—	325
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2025	$258	$1,322	$36,705	$(1,790)	$(5)	$36,490

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	781	—	781
Other comprehensive loss	—	—	—	—	(1)	(1)
Equity contribution	—	—	440	—	—	440
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$258	$1,322	$31,010	$(2,285)	$(14)	$30,291
Net income	—	—	—	565	—	565
Equity contribution	—	—	265	—	—	265
Common stock dividend	—	—	—	(500)	—	(500)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2024	$258	$1,322	$31,275	$(2,224)	$(14)	$30,617

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

PG&E Corporation and the Utility assess financial performance and allocate resources on a consolidated basis and operate as one reportable segment. PG&E Corporation’s and the Utility’s chief operating decision maker (“CODM”) is the Chief Executive Officer of PG&E Corporation.

Net income (loss) is the measure that the CODM uses to assess performance and decide how to allocate resources and that is most consistent with GAAP principles. Net income is reported on PG&E Corporation’s Condensed Consolidated Statements of Income. Because PG&E Corporation and the Utility are a single reportable segment, all segment financial information can be found in PG&E Corporation’s Condensed Consolidated Financial Statements.

PG&E Corporation and the Utility do not have any significant segment expenses because the CODM is not regularly provided with information that is considered to be significant under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Except for publicly available information, the information regularly provided to the CODM consists of financial reports with metrics that combine year-to-date actual results with forecasts of the remainder of the year in order to provide a comprehensive view of the entire year. These metrics do not separate expenses already incurred from forecast information.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Electric
Revenue from contracts with customers
Residential	$1,421	$1,516	$3,255	$3,315
Commercial	1,613	1,655	3,119	3,160
Industrial	386	441	800	854
Agricultural	478	439	677	619
Public street and highway lighting	26	27	53	52
Other, net (1)	665	798	754	919
Total revenue from contracts with customers - electric	4,589	4,876	8,658	8,919
Regulatory balancing accounts (2)	(175)	(418)	(109)	(409)
Total electric operating revenue	$4,414	$4,458	$8,549	$8,510

Natural gas
Revenue from contracts with customers
Residential	$430	$213	$2,139	$1,730
Commercial	222	187	621	560
Transportation service only	456	424	1,002	899
Other, net (1)	(147)	(138)	(267)	(202)
Total revenue from contracts with customers - gas	961	686	3,495	2,987
Regulatory balancing accounts (2)	523	842	(163)	350
Total natural gas operating revenue	1,484	1,528	3,332	3,337
Total operating revenues	$5,898	$5,986	$11,881	$11,847

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of June 30, 2025, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $141 million and $241 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, expected credit losses were $65 million and $135 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of June 30, 2025, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $146 million and $90 million, respectively. As of December 31, 2024, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $260 million and $85 million, respectively. The RUBA current balancing account balance decreased from December 31, 2024 to June 30, 2025 primarily due to the annual electric and gas true-up, which allows the Utility to recover approximately $260 million in undercollections from residential customers in 2025.

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

As of June 30, 2025, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the three months ended June 30, 2025 and 2024. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

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

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Long-term debt:
Beginning Balance - DWR loan outstanding	$812	$296	$886	$98

Proceeds received	—	368	—	600

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(10)	(17)	(18)	(39)
Operating and maintenance expense - Loan forgiveness and other adjustments	—	12	(57)	12

Other current liabilities:
Change in performance-based disbursements deferred	6	(8)	(3)	(20)

Long-term debt:
Ending Balance - DWR loan outstanding	$808	$651	$808	$651

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and the DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the three and six months ended June 30, 2025, the Condensed Consolidated Statements of Income reflected $60 million and $100 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and six months ended June 30, 2024, the Condensed Consolidated Statements of Income reflected $159 million and $299 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and six months ended June 30, 2025, the Condensed Consolidated Statements of Income reflected $16 million and $57 million, respectively, as deductions to Cost of electricity, for income related to government grants for incurred fuel costs to support the extension of DCPP.

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

Consolidated VIEs

Receivables Securitization Program

The SPV was created in connection with the Receivables Securitization Program and is a bankruptcy remote, limited liability company wholly owned by the Utility, and its assets are not available to creditors of PG&E Corporation or the Utility. Pursuant to the Receivables Securitization Program, the Utility sells certain of its receivables and certain related rights to payment and obligations of the Utility with respect to such receivables, and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions. The pledged receivables and the corresponding debt are included in Accounts receivable, Accrued unbilled revenue, Other noncurrent assets, and Long-term debt on the Condensed Consolidated Balance Sheets.

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the six months ended June 30, 2025 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2025 and December 31, 2024, the SPV had net accounts receivable of $3.3 billion and $3.2 billion, respectively, and outstanding borrowings of $190 million and $0 million, respectively, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the six months ended June 30, 2025 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, November 30, 2022, and August 1, 2024, PG&E Recovery Funding LLC issued $860 million, $983 million, and $1.42 billion of senior secured recovery bonds, respectively. As of June 30, 2025 and December 31, 2024, PG&E Recovery Funding LLC had outstanding borrowings of $3.1 billion and $3.2 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the six months ended June 30, 2025 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022 and July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion and $3.9 billion of senior secured recovery bonds, respectively. As of June 30, 2025 and December 31, 2024, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.1 billion and $7.2 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of June 30, 2025, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of June 30, 2025, it did not consolidate any of them.

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

PG&E Corporation and the Utility have an established process to re-evaluate the estimated life of the fund whenever they obtain new significant fire-loss data. PG&E Corporation and the Utility consider significant fire-loss data to include Cal Fire’s annual release of the prior year’s fire-loss data, internally developed data about wildfires and wildfire conditions in their own service area, and other participating electric utilities’ public disclosures of probable and estimable wildfire-related losses in their service area. PG&E Corporation and the Utility are not able to independently verify other utilities’ estimates. During each re-evaluation, PG&E Corporation and the Utility update their assumptions and the dataset of historical fire-losses for wildfires caused by electrical equipment, as applicable. Based upon the outcome of the newly run Monte Carlo simulations, PG&E Corporation and the Utility may determine to increase or decrease, as applicable, the estimated life of the fund. PG&E Corporation and the Utility apply adjustments to the estimated life of the fund on a prospective basis.

In addition to estimating the life of the fund, PG&E Corporation and the Utility also assess the Wildfire Fund asset for accelerated amortization when they record or increase a Wildfire Fund receivable, or when another participating electric utility discloses a Wildfire Fund receivable.

As of June 30, 2025, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $567 million in Other noncurrent liabilities, $298 million in Current assets - Wildfire Fund asset, and $3.9 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2025 and 2024, the Utility recorded amortization and accretion expense of $109 million and $78 million, respectively. During the six months ended June 30, 2025 and 2024, the Utility recorded amortization and accretion expense of $185 million and $156 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

For more information, see “Wildfire Fund under AB 1054” in Note 10 below.

Oakland Headquarters Purchase

On June 3, 2025, the Utility completed the purchase of the legal parcel that contains the Lakeside Building (the "Property"). The purchase price was $906 million, of which the Utility had prepaid a total of $400 million. At closing, the Utility assumed a $172 million noncurrent liability for a property assessment carried by the Property and paid an additional $349 million, which was adjusted for closing costs. The cash payment is included within the Capital expenditures line item in PG&E Corporation’s and Utility’s Condensed Consolidated Statements of Cash Flows, and the property assessment and prepayments are included in Supplemental disclosures of noncash investing and financing activities.

Pension and Other Post-Retirement Benefits

PG&E Corporation and the Utility sponsor a non-contributory defined benefit pension plan and cash balance plan. Both plans are included in “Pension Benefits” below. Post-retirement medical and life insurance plans are included in “Other Benefits” below.

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost for benefits earned (1)	$106	$99	$10	$11
Interest cost	252	229	19	18
Expected return on plan assets	(264)	(254)	(38)	(35)
Amortization of prior service (credit)	—	(1)	—	—
Amortization of net actuarial loss (gain)	1	1	(5)	(5)
Net periodic benefit cost	95	74	(14)	(11)
Regulatory account transfer (2)	(10)	(9)	—	—
Total	$85	$65	$(14)	$(11)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery or refund through rates in future periods.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost for benefits earned (1)	$212	$198	$19	$21
Interest cost	504	458	37	36
Expected return on plan assets	(527)	(507)	(75)	(70)
Amortization of prior service cost (credit)	(1)	(2)	1	1
Amortization of net actuarial loss (gain)	1	1	(11)	(11)
Net periodic benefit cost	189	148	(29)	(23)
Regulatory account transfer (2)	(20)	(19)	—	—
Total	$169	$129	$(29)	$(23)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended June 30, 2025
Beginning balance	$(35)	$18	$10	$(7)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0 and $3, respectively)	—	—	7	7
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $2, and $0, respectively)	1	(4)	—	(3)
Regulatory account transfer (net of taxes of $0, $2, and $0, respectively)	1	3	—	4
Net current period other comprehensive gain	1	—	7	8
Ending balance	$(34)	$18	$17	$1

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and Pacific Energy Risk Solutions, LLC.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended June 30, 2024
Beginning balance	$(28)	$18	$1	$(9)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	—	1	—	1
Amortization of net actuarial gain (net of taxes of $0, $2, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $2, and $0, respectively)	—	3	—	3
Net current period other comprehensive loss	—	—	—	—
Ending balance	$(28)	$18	$1	$(9)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Six Months Ended June 30, 2025
Beginning balance	$(35)	$18	$3	$(14)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $5, respectively)	—	—	14	14
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $3, and $0, respectively)	1	(8)	—	(7)
Regulatory account transfer (net of taxes of $0, $3, and $0, respectively)	1	7	—	8
Net current period other comprehensive gain	1	—	14	15
Ending balance	$(34)	$18	$17	$1

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

Accounting Standards Issued But Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the existing guidance to enhance the transparency and decision usefulness of income tax disclosures. The standard requires consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. This ASU became effective for PG&E Corporation and the Utility on January 1, 2025. There is no significant impact on PG&E Corporation and the Utility’s Condensed Consolidated Financial Statements and related disclosures.  PG&E Corporation and the Utility will adopt this new ASU in its Form 10-K for the year ending December 31, 2025.

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2025	December 31, 2024
Pension benefits	$682	$673
Environmental compliance costs	1,109	1,172
Price risk management	104	167
Catastrophic event memorandum account	762	742
Wildfire-related accounts	1,721	1,697
Deferred income taxes	5,242	4,771
Financing costs	209	216
SB 901 securitization	5,139	5,194
General rate case memorandum accounts	78	95
Other	807	834
Total noncurrent regulatory assets	$15,853	$15,561

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2025	December 31, 2024
Cost of removal obligations	$9,265	$8,943
Public purpose programs	1,192	1,112
Employee benefit plans	1,098	1,088
Transmission tower wireless licenses	282	306
SFGO sale	40	79
SB 901 securitization	6,145	6,295
Wildfire self-insurance	807	804
Other	1,042	790
Total noncurrent regulatory liabilities	$19,871	$19,417

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	June 30, 2025	December 31, 2024
Electric distribution	$1,705	$1,591
Electric transmission	113	117
Gas distribution and transmission	119	387
Energy procurement	1,285	1,066
Public purpose programs	207	162
Wildfire-related accounts	640	979
Insurance premium costs	—	38
Residential uncollectibles balancing accounts	146	260
Catastrophic event memorandum account	265	500
General rate case memorandum accounts	557	1,113
Other	620	1,014
Total regulatory balancing accounts receivable	$5,657	$7,227

	Balance at
(in millions)	June 30, 2025	December 31, 2024
Electric transmission	$477	$883
Gas distribution and transmission	61	72
Energy procurement	520	329
Public purpose programs	563	882
SFGO sale	42	93
Wildfire-related accounts	291	337
Nuclear decommissioning adjustment mechanism	10	23
Other	552	550
Total regulatory balancing accounts payable	$2,516	$3,169

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of June 30, 2025:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2030	$5,400	(1)	$—	$(388)	$5,012
Utility Receivables Securitization Program (2)	June 2027	1,500	(3)	(190)	—	1,310	(3)
PG&E Corporation revolving credit facility	June 2028	650		—	—	650
Total credit facilities		$7,550		$(190)	$(388)	$6,972

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

On June 23, 2025, the Utility amended its existing revolving credit agreement to, among other things, (i) extend the maturity date of such agreement to June 21, 2030, (ii) increase the aggregate commitments from $4.4 billion to $5.4 billion and (iii) modify both the interest rate pricing grid and commitment fee pricing grid.

On June 26, 2025, the Utility and the SPV amended the existing $1.5 billion Receivables Securitization Program to, among other things (i) extend the scheduled termination date from June 26, 2026 to June 25, 2027 and (ii) allow the Utility and the SPV to request an increase to the commitments by an additional aggregate amount up of to $250 million, subject to the satisfaction of certain terms and conditions.

PG&E Corporation

On June 23, 2025, PG&E Corporation amended its existing revolving credit agreement to, among other things, (i) extend the maturity date of such agreement to June 22, 2028, (ii) increase the aggregate commitments from $500 million to $650 million and (iii) modify both the interest rate pricing grid and commitment fee pricing grid.

Long-Term Debt Issuances and Redemptions

Utility

On February 24, 2025, the Utility completed the sale of (i) $1.0 billion aggregate principal amount of 5.700% First Mortgage Bonds due 2035 and (ii) $750 million aggregate principal amount of 6.150% First Mortgage Bonds due 2055. The Utility used the net proceeds of such issuances for (i) the repayment of all of its $600 million aggregate principal amount of 3.500% First Mortgage Bonds due June 15, 2025, and (ii) the repayment of all of its $450 million aggregate principal amount of 4.950% First Mortgage Bonds due June 8, 2025. The Utility used the remaining net proceeds from the offerings for general corporate purposes.

On June 4, 2025, the Utility completed the sale of (i) $400 million aggregate principal amount of 5.000% First Mortgage Bonds due 2028 and (ii) $850 million aggregate principal amount of 6.000% First Mortgage Bonds due 2035. The Utility expects to use the net proceeds of such issuances for repayment of a portion of its $1.9 billion aggregate principal amount 3.15% First Mortgage Bonds due January 1, 2026.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”).

As of both June 30, 2025 and December 31, 2024, the Condensed Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.13 billion, with unamortized debt issuance costs of $17 million and $20 million, respectively, in Long-term debt. For the three and six months ended June 30, 2025, the Condensed Consolidated Statements of Income reflected the total interest expense of approximately $23 million and $46 million, respectively. For the three and six months ended June 30, 2024, the total interest expense recorded was immaterial to the Condensed Consolidated Statements of Income.

For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K. As of June 30, 2025, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the six months ended June 30, 2025 and 2024.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. Of the $2.0 billion in required upfront shareholder contributions, $1.0 billion was contributed to the customer credit trust in 2022, $350 million was contributed on March 28, 2024, and $664 million was contributed on March 31, 2025. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2025, the Utility recorded $63 million and $139 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2024, the Utility recorded $82 million and $162 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2025	2024
Balance at January 1	$5,194	$5,249
Amortization	(55)	(19)
Balance at June 30	$5,139	$5,230

	SB 901 securitization regulatory liability
(in millions)	2025	2024
Balance at January 1	$(6,295)	$(6,628)
Amortization	194	180
Additions(1)	(44)	(9)
Balance at June 30	$(6,145)	$(6,457)

(1) Includes $44 million and $9 million of returns on investments in the customer credit trust expected to be credited to customers for the six months ended June 30, 2025 and 2024, respectively.

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

Utility

On each of November 29, 2024 and February 20, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on February 18 and May 15, 2025, to holders of record as of January 31 and April 30, 2025. On May 22, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on August 15, 2025, to holders of record as of July 31, 2025.

On each of February 20 and May 22, 2025, the Board of Directors of the Utility declared common stock dividends of $575 million, which were paid to PG&E Corporation on March 18 and May 30, 2025, respectively.

PG&E Corporation

On each of November 29, 2024, February 20, and May 22, 2025, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.025 per share, each declaration totaling $55 million, which were paid on January 15, April 15, and July 15, 2025, to holders of record as of December 31, 2024, March 31, and June 30, 2025, respectively.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, totaling $23 million, which was paid on February 27, 2025, to holders of record as of February 14, 2025. On February 20, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, which was paid on May 29, 2025, to holders of record as of May 15, 2025. On May 22, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, payable on September 1, 2025, to holders of record as of August 15, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Income available for common shareholders	$521	$520	$1,128	$1,252
Weighted average common shares outstanding, basic(1)	2,198	2,137	2,196	2,136
Add incremental shares from assumed conversions:
Employee share-based compensation	5	5	5	5
Weighted average common shares outstanding, diluted	2,203	2,142	2,201	2,141
Total income per common share, diluted	$0.24	$0.24	$0.51	$0.58

(1) Excludes 477,743,590 shares of PG&E Corporation common stock held by the Utility.

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive. For the three and six months ended June 30, 2025, the calculation of outstanding common shares on a diluted basis excluded the impacts of the mandatory convertible preferred stock, which was antidilutive.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2025	December 31, 2024
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	293,476,836	179,257,247
	Options	53,165,000	37,717,500
Electricity (MWh)	Forwards, futures, and swaps	8,729,140	8,576,078
	Options	1,878,000	1,663,200
	Congestion Revenue Rights (3)	103,445,748	123,040,895

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of June 30, 2025, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$162	$(11)	$12	$163
Noncurrent assets – other	223	—	—	223
Current liabilities – other	(105)	11	—	(94)
Noncurrent liabilities – other	(104)	—	—	(104)
Total commodity risk	$176	$—	$12	$188

As of December 31, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$186	$(16)	$—	$170
Other noncurrent assets – other	233	—	—	233
Current liabilities – other	(152)	16	—	(136)
Noncurrent liabilities – other	(167)	—	—	(167)
Total commodity risk	$100	$—	$—	$100

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of June 30, 2025, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$338	$—	$—	$—	$338
Pacific Energy Risk Solutions, LLC
Short-term investments	979	—	—	—	979
Total Pacific Energy Risk Solutions, LLC	979	—	—	—	979
Nuclear decommissioning trusts
Short-term investments	46	—	—	—	46
Global equity securities	2,433	—	—	—	2,433
Fixed-income securities	1,277	1,051	—	—	2,328
Assets measured at NAV	—	—	—	—	24
Total nuclear decommissioning trusts (2)	3,756	1,051	—	—	4,831
Customer credit trust
Short-term investments	16	—	—	—	16
Global equity securities	473	—	—	—	473
Fixed-income securities	88	358	—	—	446
Total customer credit trust	577	358	—	—	935
Price risk management instruments (Note 8)
Electricity	—	48	312	3	363
Gas	—	25	—	(2)	23
Total price risk management instruments	—	73	312	1	386
Rabbi trusts
Short-term investments	112	—	—	—	112
Global equity securities	4	—	—	—	4
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	116	66	—	—	182
Long-term disability trust
Short-term investments	4	—	—	—	4
Assets measured at NAV	—	—	—	—	129
Total long-term disability trust	4	—	—	—	133
TOTAL ASSETS	$5,770	$1,548	$312	$1	$7,784
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$24	$176	$(5)	$195
Gas	—	9	—	(6)	3
TOTAL LIABILITIES	$—	$33	$176	$(11)	$198

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $809 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the six months ended June 30, 2025 or 2024.

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

	Fair Value (in millions)
	At June 30, 2025		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$257	$100	Market approach	CRR auction prices	$ (57) - 54 / 2
Power purchase agreements	$55	$76	Discounted cash flow	Forward prices	$ 16 - 110 / 62

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value (in millions)
	At December 31, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$366	$121	Market approach	CRR auction prices	$ (951) - 50,044 / 2
Power purchase agreements	$17	$127	Discounted cash flow	Forward prices	$ 0 - 126 / 47

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2025 and 2024, respectively:

	Price Risk Management Instruments
(in millions)	2025	2024
Asset balance as of April 1	$126	$145
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	10	13
Asset balance as of June 30	$136	$158

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2025	2024
Asset balance as of January 1	$127	$191
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	9	(33)
Asset balance as of June 30	$136	$158

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, and customer deposits approximate their carrying values as of June 30, 2025 and December 31, 2024, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2025		At December 31, 2024
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$5,352	$5,490	$5,358	$5,829
Utility	38,162	34,319	37,812	34,532

(1) As of June 30, 2025, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes was $2.1 billion.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2025
Nuclear decommissioning trusts
Short-term investments	$46	$—	$—	$46
Global equity securities	372	2,091	(6)	2,457
Fixed-income securities	2,341	44	(57)	2,328
Total (1)	$2,759	$2,135	$(63)	$4,831
As of December 31, 2024
Nuclear decommissioning trusts
Short-term investments	$54	$—	$(1)	$53
Global equity securities	353	1,907	(10)	2,250
Fixed-income securities	2,341	20	(84)	2,277
Total (1)	$2,748	$1,927	$(95)	$4,580

(1) Represents amounts before deducting $809 million and $747 million as of June 30, 2025 and December 31, 2024, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2025
Less than 1 year	$13
1–5 years	780
5–10 years	556
More than 10 years	979
Total maturities of fixed-income securities	$2,328

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Proceeds from sales and maturities of nuclear decommissioning trust investments	$501	$587	$779	$1,044
Gross realized gains on securities	4	70	6	111
Gross realized losses on securities	(11)	(19)	(17)	(30)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2025
Customer credit trust
Short-term investments	$16	$—	$—	$16
Global equity securities	397	80	(4)	473
Fixed-income securities	444	4	(2)	446
Total	$857	$84	$(6)	$935
As of December 31, 2024
Customer credit trust
Short-term investments	$1	$—	$—	$1
Global equity securities	161	28	(3)	186
Fixed-income securities	193	1	(4)	190
Total	$355	$29	$(7)	$377

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2025
Less than 1 year	$—
1–5 years	116
5–10 years	63
More than 10 years	267
Total maturities of fixed-income securities	$446

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Proceeds from sales and maturities of customer credit trust investments	$97	$93	$196	$174
Gross realized gains on securities	2	—	5	8
Gross realized losses on securities	(8)	(1)	(11)	(2)

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

PG&E Corporation and the Utility are aware of numerous civil complaints related to the following wildfire events and expect that they may receive further complaints. However, the applicable statutes of limitations have expired for the 2019 Kincade fire and 2021 Dixie fire, except for the 2021 Dixie fire USFS statute of limitations, which expires in 2027. The complaints include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance, and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect, and de-energize their power lines was the cause of the relevant wildfire. The timing and outcome for resolution of any such claims or investigations are uncertain. The Utility believes it will continue to receive additional information from potential claimants in connection with these wildfire events as litigation or resolution efforts progress. Any such additional information may potentially allow PG&E Corporation and the Utility to refine the estimates of their accrued losses and may result in changes to the accrual depending on the information received. PG&E Corporation and the Utility intend to vigorously defend themselves against both criminal charges and civil complaints.

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

If the liability for wildfires were to exceed $1.0 billion in the aggregate in any Coverage Year, the Utility may be eligible to make a claim to the Wildfire Fund under AB 1054 to satisfy settled or finally adjudicated eligible claims in excess of such amount, except that claims related to the 2019 Kincade fire are subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire, USFS, or the relevant district attorney’s office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damages and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through June 30, 2025.

Payments (in millions)
2019 Kincade Fire	$1,177
2021 Dixie Fire	1,624
2022 Mosquito Fire	63
Total at June 30, 2025	$2,864

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

As of July 23, 2025, PG&E Corporation and the Utility are aware of approximately 135 complaints on behalf of at least 2,989 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. On July 14, 2024, the court vacated the bellwether trial date that had been scheduled for August 26, 2024, as well as the hearing on the motion for summary adjudication.

PG&E Corporation and the Utility are also aware of a complaint on behalf of Geysers Power Company, Calpine Corporation, and CPN Insurance Corporation. The court previously scheduled a trial on their claims. Since then, the parties entered into a settlement agreement, and the court vacated the trial date on April 23, 2025.

On October 11, 2022, the Utility entered into a tolling agreement with Cal OES, extending their time to file a complaint.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.225 billion as of December 31, 2024 (before available insurance). In the first quarter of 2025, PG&E Corporation and the Utility recorded additional charges of $50 million. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during the second quarter of 2025 of $50 million for an aggregate liability of $1.325 billion (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses represent the best estimate of the liability and do not include any claims related to Cal OES or any punitive damages.

The following table presents changes in the best estimate of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2019 Kincade fire since December 31, 2024.

Loss Accrual (in millions)
Balance at December 31, 2024	$267
Accrued Losses	100
Payments	(219)
Balance at June 30, 2025	$148

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

As of July 23, 2025, PG&E Corporation and the Utility are aware of approximately 184 complaints on behalf of at least 8,894 individual plaintiffs related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. The court has scheduled and vacated numerous bellwether trial dates, including the previously scheduled bellwether trial date of June 23, 2025.

The Collins Pine Company and a group of timber companies filed a complaint against PG&E Corporation and the Utility on April 10, 2024. PG&E Corporation and the Utility answered this complaint on May 28, 2024.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. The Utility filed an amended answer to the complaint on September 30, 2024. On October 10, 2024, Cal Fire filed a demurrer and motion to strike portions of the amended answer. On February 7, 2025, the court issued a ruling sustaining Cal Fire’s demurrer and striking portions of the Utility’s amended answer. On April 7, 2025, the Utility filed a petition for writ of mandate in the California First District Court of Appeal, seeking an order directing the trial court to reverse the ruling on Cal Fire’s demurrer and motion to strike. On April 30, 2025, in response to the Court of Appeal’s request, Cal Fire filed an opposition to the Utility’s writ. The Utility filed a reply to the opposition on May 9, 2025. As of July 30, 2025, the writ remains pending with the Court of Appeal.

On February 7, 2023, the Utility entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

PG&E Corporation and the Utility are aware of a separate putative class complaint. After PG&E Corporation and the Utility demurred to the putative class complaint, the court issued an order abating the case unless the plaintiffs amended the complaint, which the plaintiffs did on February 12, 2025. On March 18, 2025, PG&E Corporation and the Utility filed an answer, and on April 18, 2025 filed an amended answer. On April 28, 2025, the plaintiffs filed a demurrer and a motion to strike PG&E Corporation and the Utility’s answer. Those motions are set for hearing on October 1, 2025. The court set December 1, 2025 as the deadline for the plaintiffs to move for class certification.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.925 billion as of December 31, 2024 (before available recoveries). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during the second quarter of 2025 of $150 million for an aggregate liability of $2.075 billion (before available recoveries).

PG&E Corporation’s and the Utility’s accrued estimated losses of $2.075 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than Cal Fire, including for fire suppression costs and damages related to federal land, (iv) class action medical monitoring costs, or (v) any other amounts that are not reasonably estimable.

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

Loss Accrual (in millions)
Balance at December 31, 2024	$567
Accrued Losses	150
Payments	(265)
Balance at June 30, 2025	$452

As of June 30, 2025, the Utility recorded an insurance receivable of $523 million for probable insurance recoveries in connection with the 2021 Dixie fire.

The Utility recorded an aggregate Wildfire Fund receivable of $1.075 billion for probable recoveries in connection with the 2021 Dixie fire, of which it had received $445 million as of June 30, 2025. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund under AB 1054” below. As of June 30, 2025, the Utility also recorded a $95 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $526 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of July 23, 2025, PG&E Corporation and the Utility are aware of approximately 26 complaints on behalf of at least 2,716 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. Placer County Water Agency (“PCWA”), Middle Fork Project Finance Authority, and a group of six public entities have each filed complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages. The court has set individual claimant bellwether trial dates for November 7, 2025 and April 13, 2026.

On May 28, 2025, the Utility executed an amendment to a tolling agreement with Cal OES, extending the agency’s time to file a complaint until June 5, 2026.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2024 (before available insurance). Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during the second quarter of 2025 of $150 million for an aggregate liability of $250 million (before available insurance).

PG&E Corporation’s and the Utility’s accrued estimated losses do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) amounts in respect of compensation claims by federal or state agencies for state or federal fire suppression costs and damages related to federal land, or (iv) any other amounts that are not reasonably estimable.

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

Loss Accrual (in millions)
Balance at December 31, 2024	$82
Accrued Losses	150
Payments	(45)
Balance at June 30, 2025	$187

As of June 30, 2025, the Utility recorded an insurance receivable of $251 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of June 30, 2025, the Utility also recorded a $6 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $54 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of June 30, 2025 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$523	$251
FERC TO rates	95	6
WEMA	526	54
Wildfire Fund	1,075	—
Probable recoveries at June 30, 2025 (1)	$2,219	$311

(1) Includes legal costs of $125 million and $54 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of June 30, 2025.

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

Insurance Receivable

As of June 30, 2025, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $523 million and $251 million in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2021 Dixie fire and 2022 Mosquito fire since December 31, 2024:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2024	$27	$90	$117
Accrued insurance recoveries	(5)	161	156
Reimbursements	—	(29)	(29)
Balance at June 30, 2025	$22	$222	$244

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of June 30, 2025, the Utility recorded reductions of $95 million and $6 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund under AB 1054” below. As of June 30, 2025, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $526 million and $54 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund under AB 1054

On July 12, 2019, AB 1054 became law. The law provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any Coverage Year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of June 30, 2025 reflects an expectation that the Coverage Year will be based on the calendar year.

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

As of June 30, 2025, PG&E Corporation and the Utility recorded $625 million and $5 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claims paid by the Wildfire Fund received, for the 2021 Dixie fire since December 31, 2024:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2024	$756
Accrued Wildfire Fund recoveries	150
Claims paid by Wildfire Fund	(276)
Balance at June 30, 2025	$630

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $86 million and $74 million as of June 30, 2025 and December 31, 2024, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10 above. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	June 30, 2025	December 31, 2024
Topock natural gas compressor station	$339	$294
Hinkley natural gas compressor station	97	97
Former MGP sites owned by the Utility or third parties (1)	764	782
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	74	76
Fossil fuel-fired generation facilities and sites (3)	18	18
Total environmental remediation liability	$1,292	$1,267

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

The Utility’s environmental remediation liability as of June 30, 2025, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of June 30, 2025, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

Natural Gas Compressor Station Sites

The Utility is legally responsible for remediating groundwater contamination caused by hexavalent chromium used in the past at the Utility’s natural gas compressor stations. The Utility is also required to take measures to abate the effects of the contamination on the environment.

Topock Site

The Utility’s remediation and abatement efforts at the Topock site are subject to the regulatory authority of the DTSC and the U.S. Department of the Interior. On April 24, 2018, the DTSC authorized the Utility to build an in-situ groundwater treatment system to convert hexavalent chromium into a non-toxic and non-soluble form of chromium. Construction activities began in October 2018, and the initial phase of construction was completed in 2021. Additional phases of construction will continue for several years. It is reasonably possible that the Utility’s undiscounted future costs associated with the Topock site may increase by as much as $203 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Topock site are expected to be recovered primarily through the HSMA, where 90% of the costs are recovered through rates.

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

Utility-Owned Generation Facilities and Third-Party Disposal Sites

Utility-owned generation facilities and third-party disposal sites often involve long-term remediation. It is reasonably possible that the Utility’s undiscounted future costs associated with Utility-owned generation facilities and third-party disposal sites may increase by as much as $76 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the Utility-owned generation facilities and third-party disposal sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. As of December 31, 2024, the Utility had undiscounted future expected obligations of approximately $33 billion. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K. During the six months ended June 30, 2025, several power purchase agreements that were previously signed by the Utility were approved by the CPUC and met major operational milestones, resulting in additional undiscounted future expected obligations of approximately $2.6 billion over the next 25 years.

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

There were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following proceedings, PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, including updates to information reported under Item 3: “Legal Proceedings” of the 2024 Form 10-K, see Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and Part I, Item 2: “Litigation Matters.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of PG&E Corporation or the Utility adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Certain officers have made elections to participate in, and are participating in, the PG&E Corporation Retirement Savings Plan, which includes a PG&E Corporation Common Stock Fund investment option, and non-qualified deferred compensation plans, which may have a similar option and are described in PG&E Corporation’s and the Utility’s joint proxy statement. Also, certain officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes upon the vesting of restricted stock units or performance share units, or to pay the exercise price and withholding taxes for stock options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K).

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

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-23448), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 12, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 12, 2024 (File No. 1-2348), Exhibit 3.2)

4.1
Twenty-Ninth Supplemental Indenture, dated as of June 4, 2025, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 2, 2025 (File No. 1-2348), Exhibit 4.1)

10.1
Amendment No. 4 to Credit Agreement, dated as of April 11, 2025, among Pacific Gas and Electric Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 10-Q dated April 24, 2025 (File No. 1-2348), Exhibit 10.2)

10.2
Amendment No. 5 to Credit Agreement, dated as of June 23, 2025, among PG&E Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 23, 2025 (File No. 1-2348), Exhibit 10.2)

10.3
Amendment No. 5 to Credit Agreement, dated as of June 23, 2025, among Pacific Gas and Electric Company, the lenders party thereto, and Citibank, N.A., as administrative agent and designated agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 23, 2025 (File No. 1-2348), Exhibit 10.1)

10.4
Amendment No. 13 to Receivables Financing Agreement, dated as of June 26, 2025, among PG&E AR Facility, LLC, as borrower, Pacific Gas and Electric Company, in its capacity as initial servicer, the financial institutions from time to time party thereto and listed therein as lenders and MUFG Bank, Ltd., as administrative agent

10.5	*	PG&E Corporation 2021 Long-Term Incentive Plan, as amended effective as of May 22, 2025

10.6	*	Form of Restricted Stock Unit Agreement for 2025 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: July 30, 2025