Form 10-Q
period 2025-09-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2025-10-23
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					September 30, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of October 15, 2025:
PG&E Corporation:	2,675,654,015*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

OTHER INFORMATION	Part II, Item 5
EXHIBITS	Part II, Item 6
SIGNATURES

UNITS OF MEASUREMENT

1 Kilowatt (kW)	=	One thousand watts
1 Kilowatt-Hour (kWh)	=	One kilowatt continuously for one hour
1 Megawatt (MW)	=	One thousand kilowatts
1 Megawatt-Hour (MWh)	=	One megawatt continuously for one hour
1 Gigawatt (GW)	=	One million kilowatts
1 Gigawatt-Hour (GWh)	=	One gigawatt continuously for one hour
1 Kilovolt (kV)	=	One thousand volts
1 MMcf	=	One million cubic feet

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AB	Assembly Bill
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
Cal OES	California Governor’s Office of Emergency Services
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Continuation Account	the account established statewide by SB 254 that expands the existing Wildfire Fund
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
DCPP	Diablo Canyon Power Plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOE Loan Guarantee Agreement	Loan Guarantee Agreement, dated as of January 17, 2025, between the Utility and the DOE
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	United States Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
IRC	Internal Revenue Code of 1986, as amended
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited, a mutual insurer owned by utilities with nuclear facilities
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
PD	proposed decision

PERA	Public Employees Retirement Association of New Mexico
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SEC	United States Securities and Exchange Commission
SFGO	The Utility’s former San Francisco General Office headquarters complex
SOFR	Secured Overnight Financing Rate
SPV	PG&E AR Facility, LLC
TO	Transmission Owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, estimated losses, including penalties and fines associated with various investigations and proceedings; forecasts of capital expenditures; forecasts of cost savings; estimates and assumptions used in critical accounting estimates, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “commit,” “goal,” “target,” “will,” “may,” “should,” “would,” “could,” “potential,” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•the extent to which the Wildfire Fund, the Continuation Account, and the revised prudency standard under AB 1054 effectively mitigate the risk of liability for damages arising from catastrophic wildfires, including whether the Utility maintains an approved WMP and a valid safety certification and whether the Wildfire Fund or the Continuation Account has sufficient remaining funds (which will be reduced as claims are made by California’s other participating electric utility companies);

•the risks and uncertainties associated with wildfires that have occurred or may occur in the Utility’s service area, including the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”), the wildfire that began on July 13, 2021 near the Cresta Dam in the Feather River Canyon in Plumas County, California (the “2021 Dixie fire”), the wildfire that began on September 6, 2022 near Oxbow Reservoir in Placer County, California (the “2022 Mosquito fire”), and any other wildfires for which the causes have yet to be determined; the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; the risk that the Utility is not able to recover costs from the Wildfire Fund, the Continuation Account, or other third parties or through rates; and the effect on PG&E Corporation’s and the Utility’s reputations of such wildfires, investigations, and proceedings;

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

•existing and future regulation and federal, state or local legislation, their implementation, and their interpretation; the cost to comply with such regulation and legislation; and the extent to which the Utility recovers its associated compliance and investment costs, including those regarding:

◦wildfires, including inverse condemnation reform, wildfire self-insurance, the Wildfire Fund, the Continuation Account, and additional wildfire mitigation measures or other reforms targeted at the Utility or its industry;

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

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see Item 1A: “Risk Factors” in the 2024 Form 10-K, as supplemented in the section of this Form 10-Q entitled “Forward-Looking Statements.”

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined Form 10-Q of PG&E Corporation and the Utility and includes separate Condensed Consolidated Financial Statements for each of these two entities. This combined MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. It should also be read in conjunction with the 2024 Form 10-K.

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

The discussions related to the results of operations and liquidity for the three and nine months ended September 30, 2024 compared to the same periods in 2023 are incorporated by reference to Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PG&E Corporation’s and the Utility’s combined Form 10-Q for the three months ended September 30, 2024, which was filed with the SEC in November 2024.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Wildfires, Wildfire Mitigation, and Associated Cost Recovery. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the costs and effectiveness of the Utility’s wildfire mitigation initiatives; the extent of damages from wildfires that do occur; the financial impacts of wildfires; and PG&E Corporation’s and the Utility’s ability to mitigate those financial impacts with insurance, self-insurance, the Wildfire Fund, the Continuation Account, and regulatory recovery.

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

The financial impact of past wildfires is significant. As of September 30, 2025, PG&E Corporation and the Utility had recorded aggregate liabilities of $1.325 billion, $2.125 billion, and $250 million for claims in connection with the 2019 Kincade fire, the 2021 Dixie fire, and the 2022 Mosquito fire, respectively, and in each case before available insurance, and, in the case of the 2021 Dixie fire and the 2022 Mosquito fire, other probable cost recoveries. These liability amounts correspond to the lower end of the range of reasonably estimable probable losses with the exception of amounts relating to the 2019 Kincade fire, which represent the best estimate of the liability, but do not include all categories of potential damages and losses.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage or self-insurance through the Wildfire Fund, the Continuation Account, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. See “Loss Recoveries” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

As of September 30, 2025, the Utility has recorded insurance receivables of $523 million for the 2021 Dixie fire and $256 million for the 2022 Mosquito fire.

If the eligible claims for liabilities arising from wildfires were to exceed $1.0 billion in any Wildfire Fund or Continuation Account coverage year (“Coverage Year”), the Wildfire Fund or the Continuation Account, as applicable, may be available to reimburse the Utility such excess amount. The impacts of AB 1054 and SB 254 on PG&E Corporation and the Utility are subject to numerous, substantial uncertainties, including the Utility’s ability to demonstrate to the CPUC that paid wildfire-related costs were just and reasonable and therefore not subject to reimbursement by the Utility. The Utility’s ability to recover wildfire costs also depends on the Wildfire Fund or the Continuation Account having sufficient remaining funds, and the Wildfire Fund or the Continuation Account may also be depleted more quickly than expected as a result of claims made by California’s other participating electric utility companies.

With respect to the Wildfire Fund, Edison International and Southern California Edison Company (together, “SCE”) have disclosed that a liability for the wildfire that began on January 7, 2025, in Eaton Canyon in Los Angeles County, California (the “Eaton fire”) is probable but not reasonably estimable. PG&E Corporation and the Utility expect to reduce their 20-year estimated life of the Wildfire Fund and assess the Wildfire Fund asset for accelerated amortization based on reliable, publicly available information, including when and if SCE accrues a liability or a Wildfire Fund receivable, respectively (see Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1). Recoveries for the 2019 Kincade fire are also subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. The Utility has recorded an aggregate Wildfire Fund receivable of $1.125 billion for the 2021 Dixie fire, of which it had received $609 million as of September 30, 2025.

With respect to the Continuation Account, additional uncertainties include whether the Wildfire Fund administrator determines that the Continuation Account is necessary, whether the CPUC authorizes extending the non-bypassable charge, whether the administrator determines that additional contributions are needed, and if so, the timing of those contingent contributions.

The Utility will be permitted to recover its wildfire-related claims in excess of available insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover all or a portion of expenses that it has recorded as receivables. As of September 30, 2025, the Utility has recorded receivables for regulatory recovery of $626 million for the 2021 Dixie fire and $61 million for the 2022 Mosquito fire. See “2021 Dixie Fire” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information.

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

For more information about the risks that could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, or that could cause future results to differ materially from historical results, see Item 1A: “Risk Factors” in the 2024 Form 10-K and “Forward-Looking Statements” above.

Tax Matters

PG&E Corporation had a U.S. federal net operating loss carryforward of approximately $33.7 billion and a California net operating loss carryforward of approximately $34.9 billion as of December 31, 2024.

Under Section 382 of the IRC, if a corporation (or a consolidated group) undergoes an “ownership change,” net operating loss carryforwards and other tax attributes may be subject to certain limitations. In general, an ownership change occurs if the aggregate value of stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and for PG&E Corporation, as amended by the Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”) contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock. These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating 4.75% or more of the combined value of PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles) without approval by the Board of Directors of PG&E Corporation. Shares of PG&E Corporation common stock held directly by the Utility are attributed to PG&E Corporation for income tax purposes and are therefore effectively excluded from the total number of outstanding equity securities when calculating a person’s Percentage Stock Ownership (as defined in the Amended Articles) for purposes of the 4.75% ownership limitation in the Amended Articles. Accordingly, although PG&E Corporation had 2,675,654,015 common shares outstanding as of October 15, 2025, only 2,197,910,425 common shares (the number of outstanding shares of common stock less the number of shares held directly by the Utility) count as outstanding for purposes of the ownership restrictions in the Amended Articles with the result that the ownership limitation based on the unadjusted outstanding stock of PG&E Corporation is lower than 4.75% and can vary based on the relative value of the common stock and mandatory convertible preferred stock on any particular date. For example, based on the closing prices of PG&E Corporation’s common stock and preferred stock as of October 15, 2025, a person’s effective Percentage Stock Ownership limitation for purposes of the Amended Articles as of October 15, 2025 was 3.92% of the combined value of PG&E Corporation’s outstanding common and preferred stock. The computation of the Percentage Stock Ownership is complex, and persons considering purchasing PG&E Corporation’s stock should consult their own tax advisors regarding the application of the ownership restrictions to their particular situation.

As of the date of this report, it is more likely than not that PG&E Corporation has not undergone an ownership change, and consequently, its net operating loss carryforwards and other tax attributes are not limited by Section 382 of the IRC.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and nine months ended September 30, 2025 and 2024. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Consolidated Total	$823	$576	$1,951	$1,828
PG&E Corporation	(87)	(39)	(259)	(126)
Utility	$910	$615	$2,210	$1,954

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues
Electric	$4,755	$4,538	$13,304	$13,048
Natural gas	1,495	1,403	4,827	4,740
Total operating revenues	6,250	5,941	18,131	17,788
Operating Expenses
Cost of electricity	1,015	835	2,013	1,919
Cost of natural gas	131	89	738	822
Operating and maintenance	2,636	2,678	8,128	8,062
SB 901 securitization charges, net	35	33	35	33
Wildfire-related claims, net of recoveries	1	74	100	70
Wildfire Fund expense	86	139	271	295
Depreciation, amortization, and decommissioning	1,132	1,059	3,302	3,134
Total operating expenses	5,036	4,907	14,587	14,335
Operating Income	1,214	1,034	3,544	3,453
Interest income	91	153	384	486
Interest expense	(691)	(721)	(2,059)	(2,125)
Other income, net	97	82	251	240
Income Before Income Taxes	711	548	2,120	2,054
Income tax (benefit) expense	(202)	(70)	(100)	90
Net Income	913	618	2,220	1,964
Preferred stock dividend requirement	3	3	10	10
Income Available for Common Stock	$910	$615	$2,210	$1,954

Operating Revenues

The Utility’s electric and natural gas operating revenues increased by $309 million, or 5%, in the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $150 million in revenues to recover costs associated with extended operations at DCPP in the three months ended September 30, 2025, with no comparable revenues in the same period in 2024;

•approximately $140 million in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 Wildfire Mitigation and Catastrophic Events Application” below) in the three months ended September 30, 2025, with no comparable revenues in the same period in 2024;

•an increase in revenues to recover the cost of electricity procurement (which increased by approximately $180 million) in the three months ended September 30, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income; and

•an increase in revenues to recover the cost of natural gas (which increased by approximately $42 million) in the three months ended September 30, 2025, as compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income.

Partially offset by:

•approximately $100 million in lower interim rate relief as authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended September 30, 2025, compared with the same period in 2024; and

•an approximately $60 million decrease in revenue due to expense disallowances as per the 2022 WMCE final decision (see “2022 WMCE Application” below) in the three months ended September 30, 2025 with no comparable decrease in the same period in 2024.

The Utility’s electric and natural gas operating revenues increased by $343 million, or 2%, in the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $520 million in revenues to recover costs associated with extended operations at DCPP in the nine months ended September 30, 2025, with no comparable revenues in the same period in 2024;

•approximately $490 million in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 Wildfire Mitigation and Catastrophic Events Application” below) in the nine months ended September 30, 2025, with no comparable revenues in the same period in 2024;

•an increase in revenues to recover the cost of electricity procurement (which increased by approximately $94 million) in the nine months ended September 30, 2025, compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income; and

•approximately $50 million in revenues authorized in the GOSMA petition for modification final decision in the nine months ended September 30, 2025, with no comparable revenues in the same period in 2024.

Partially offset by:

•approximately $540 million in interim rate relief authorized in the 2022 WMCE proceeding (see “2022 WMCE Application” below) in the nine months ended September 30, 2024, with no comparable revenues in the same period in 2025;

•approximately $130 million in lower interim rate relief as authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the nine months ended September 30, 2025, compared with the same period in 2024;

•a decrease in revenues to recover the cost of natural gas (which decreased by approximately $84 million) in the nine months ended September 30, 2025, compared to costs in the same period in 2024. These costs are passed through to customers and do not impact net income;

•approximately $60 million in lower revenues related to winter storm response in the nine months ended September 30, 2025, compared to the same period in 2024; and

•an approximately $60 million decrease in revenue due to expense disallowances as per the 2022 WMCE final decision (see “2022 WMCE Application” below) in the nine months ended September 30, 2025, with no comparable decrease in the same period in 2024.

Cost of Electricity

The Utility’s Cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-trade program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. Cost of electricity also includes net energy sales (Utility owned and third parties’ generation) in the CAISO electricity markets and directly from third parties.

The Cost of electricity increased by $180 million, or 22%, in the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily the result of higher procurement costs and lower renewable energy credit sales in the three months ended September 30, 2025, compared with the same period in 2024.

The Cost of electricity increased by $94 million, or 5%, in the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily the result of higher procurement costs and higher nuclear fuel amortization, partially offset by increased renewable energy credit sales in the nine months ended September 30, 2025, compared to the same period in 2024.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

The Cost of natural gas increased by $42 million, or 47%, in the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily the result of an increase in GHG emissions expenses, increases in natural gas prices and volumes, and increases in gas storage contract expenses, compared to the same period in 2024.

The Cost of natural gas decreased by $84 million, or 10%, in the nine months ended September 30, 2025, compared to the same period in 2024. This decrease was primarily the result of a reduction in GHG emissions expenses and favorable price risk management results, partially offset by increases in natural gas prices and volumes, compared to the same period in 2024.

Operating and Maintenance

The Utility’s Operating and maintenance expenses decreased by $42 million, or 2%, in the three months ended September 30, 2025, compared to the same period in 2024. This decrease was primarily due to:

•approximately $210 million in costs related to a FERC order denying the capitalization of certain vegetation management costs and ordering the Utility to record these as operating expenses, resulting in an increase in operating expense in the three months ended September 30, 2024, with no comparable costs in the same period in 2025;

•approximately $100 million in lower interim rate relief as authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the three months ended September 30, 2025, compared with the same period in 2024; and

•an approximately $30 million reduction in insurance costs related to the Utility’s adoption of non-wildfire-related self-insurance in the three months ended September 30, 2025, compared with the same period in 2024.

Partially offset by:

•approximately $130 million in costs associated with extended operations at DCPP in the three months ended September 30, 2025, with no comparable costs in the same period in 2024;

•approximately $140 million in previously deferred expenses authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in the three months ended September 30, 2025, with no comparable costs in the same period in 2024;

•approximately $40 million increase due to recognition of previously deferred expenses authorized as per the 2022 WMCE final decision (see “2022 WMCE Application” below) in the three months ended September 30, 2025, with no comparable costs in the same period in 2024; and

•an approximately $40 million increase in electric transmission expenses in the three months ended September 30, 2025, compared to the same period in 2024.

The Utility’s Operating and maintenance expenses increased by $66 million, or 1%, in the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily due to:

•approximately $490 million in previously deferred expenses authorized in the 2023 WMCE application (see “2023 WMCE Application” below) in the nine months ended September 30, 2025, with no comparable costs in the same period in 2024;

•approximately $470 million in costs associated with extended operations at DCPP in the nine months ended September 30, 2025, with no comparable costs in the same period in 2024;

•approximately $80 million increase in electric transmission expenses in the nine months ended September 30, 2025, compared to the same period in 2024; and

•approximately $40 million increase due to recognition of previously deferred expenses as per the 2022 WMCE final decision (see “2022 WMCE Application” below) in the nine months ended September 30, 2025, with no comparable costs in the same period in 2024.

Partially offset by:

•approximately $540 million of previously deferred expenses authorized in the 2022 WMCE proceeding as part of interim rate relief (see “2022 WMCE Application” below) in the nine months ended September 30, 2024, with no comparable costs in the same period in 2025;

•approximately $210 million in costs related to a FERC order denying the capitalization of certain vegetation management costs and ordering the Utility to record these as operating expense, resulting in an increase in operating expense in the nine months ended September 30, 2024, with no comparable costs in the same period in 2025;

•approximately $130 million in lower interim rate relief as authorized in the WGSC proceeding (see “Wildfire and Gas Safety Costs Recovery Application” below) in the nine months ended September 30, 2025, compared with the same period in 2024;

•approximately $60 million in lower costs related to winter storm response in the nine months ended September 30, 2025, compared to the same period in 2024; and

•approximately $40 million reduction in insurance costs related to the Utility’s adoption of non-wildfire-related self-insurance in the nine months ended September 30, 2025, compared with the same period in 2024.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries decreased by $73 million, or 99%, in the three months ended September 30, 2025, compared to the same period in 2024. The Utility recognized pre-tax charges of $75 million related to the 2019 Kincade fire in the three months ended September 30, 2024, with no comparable costs in the same period in 2025.

The Utility’s Wildfire-related claims, net of recoveries increased by $30 million, or 43%, in the nine months ended September 30, 2025, compared to the same period in 2024. The Utility recognized pre-tax charges of $100 million related to the 2019 Kincade fire in the nine months ended September 30, 2025, as compared to pre-tax charges of $75 million related to the 2019 Kincade fire in the same period in 2024.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense decreased by $53 million, or 38%, and $24 million, or 8%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. These decreases were due to lower accelerated amortization associated with the Wildfire Fund receivable for the 2021 Dixie fire in the three and nine months ended September 30, 2025, compared to the same periods in 2024.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization and decommissioning expenses increased by $73 million, or 7%, and $168 million, or 5%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily due to the growth in plant balance from capital additions, partially offset by an increase in deferred depreciation expense for costs pending regulatory approval.

Interest Income

The Utility’s Interest income decreased by $62 million, or 41%, and $102 million, or 21%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. These decreases were primarily due to a decrease in interest rates and interest-bearing account balances in the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Interest Expense

The Utility’s Interest expense decreased by $30 million, or 4%, and $66 million, or 3%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. These decreases were primarily due to a decrease in short-term debt with higher, variable interest rates, partially offset by an increase in long-term debt.

Other Income, Net

There was no material change to Other income, net for the periods presented.

Income Tax Provision

The Utility’s Income tax provision decreased by $132 million, or 189%, and $190 million, or 211%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to an increased tax repairs deduction and an additional deduction for certain costs attributable to electric generation.

The effective tax rates were (28.3)% and (4.7)%, and (12.8)% and 4.4%, for the three and nine months ended September 30, 2025 and 2024, respectively. The change in effective tax rate is primarily due to an estimated tax benefit related to an increase in repairs deduction and an additional deduction for certain costs attributable to electric generation. The Utility’s effective tax rate is below the federal statutory rate of 21% for 2025 and 2024 primarily due to the effect of the increase in federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates. These amounts also reflect the impact of the amortization of excess deferred tax benefits to be refunded to customers as a result of the Tax Cuts and Jobs Act of 2017.

Import Tariffs

Changes to import tariffs have not had and are not expected to have a material impact on either PG&E Corporation’s or the Utility’s results of operations. PG&E Corporation and the Utility will continue monitoring and assessing the impacts of changes to import tariffs and will continue working to mitigate related cost increases.

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

As of September 30, 2025, PG&E Corporation and the Utility had access to approximately $6.1 billion of total liquidity comprised of $253 million of the Utility’s Cash and cash equivalents, $151 million of PG&E Corporation’s Cash and cash equivalents, and $5.7 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

Credit Ratings

Credit ratings impact the cost and availability of short-term borrowings, including credit facilities, and long-term debt costs. In addition, some of the Utility’s commodity contracts contain collateral posting provisions tied to the Utility’s unsecured credit rating from each of the major credit rating agencies. Contracts which may require collateral postings include the Utility's power and natural gas commodity, transportation, services, and environmental products agreements. Because the Utility’s unsecured credit rating remains below investment grade with one of the major credit rating agencies, the Utility generally does not receive unsecured credit from its energy procurement counterparties, and it may be required to increase its collateral postings if its credit rating is downgraded.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of September 30, 2025, PG&E Corporation and the Utility had cash and cash equivalents of $151 million and $253 million, respectively.

Self-Insurance

As of September 30, 2025, the Utility had contributed $988 million to Pacific Energy Risk Solutions, LLC, its wholly-owned subsidiary and captive insurance company for the administration of wildfire liability self-insurance. As of September 30, 2025, $8 million was classified as Restricted cash and restricted cash equivalents due to minimum capital and surplus requirements, $8 million was classified as Cash and cash equivalents, and $1.0 billion, measured at fair value, was classified as Wildfire self-insurance asset.

As of September 30, 2025, the Utility had contributed $96 million to Pacific Casualty Insurance Company, LLC, its wholly-owned subsidiary and captive insurance company for the administration of non-wildfire liability self-insurance. As of September 30, 2025, $19 million was classified as Restricted cash and cash equivalents due to minimum capital and surplus requirements, an immaterial amount was classified as cash and cash equivalents, and $77 million, measured at fair value, was included in Other current assets.

For more information, see “Self-Insurance” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

Financial Resources

Equity Financings

PG&E Corporation has completed the planned equity financing for its $73 billion capital expenditure plan for 2026 through 2030. Factors that could affect PG&E Corporation’s planned equity issuances include liquidity and cash flow needs, capital expenditures, interest rates, its share price, its earnings, the timing and outcome of ratemaking proceedings, the timing and terms of other financings, and the outcome of the Wildfire-Related Securities Claims. See “Wildfire-Related Securities Litigation” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

On October 2, 2025, the Utility completed the sale of (i) $400 million aggregate principal amount of 5.000% First Mortgage Bonds due 2028, (ii) $850 million aggregate principal amount of 5.050% First Mortgage Bonds due 2032, and (iii) $750 million aggregate principal amount of 6.100% First Mortgage Bonds due 2055. The Utility expects to use the net proceeds of such issuances for repayment of a portion of its $1.9 billion aggregate principal amount 3.15% First Mortgage Bonds due January 1, 2026. The Utility expects to use the remaining net proceeds from the offerings for general corporate purposes.

Credit Facilities and Term Loans

Utility

As of September 30, 2025, PG&E Corporation and the Utility had $650 million and $5.1 billion available under their respective $650 million and $5.4 billion revolving credit facilities. The Utility also has access to the Receivables Securitization Program, under which the Utility may borrow the lesser of the facility limit and the facility availability. Further, the facility availability may vary based on the amount of accounts receivable that the Utility owns that are eligible for sale to the SPV and the portion of those accounts receivable that are sold to the SPV that are eligible for advances by the lenders under the Receivables Securitization Program.

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

On June 26, 2025, the Utility and the SPV amended the existing $1.5 billion Receivables Securitization Program to, among other things, (i) extend the scheduled termination date from June 26, 2026 to June 25, 2027 and (ii) allow the Utility and the SPV to request an increase to the commitments by an additional aggregate amount up of to $250 million, subject to the satisfaction of certain terms and conditions.

On September 24, 2025, the Utility entered into a Term Loan Credit Agreement, pursuant to which the lenders made available to the Utility term loans in the aggregate principal amount equal to $500 million (the “Term Loan”). The Term Loan bears interest based on the Utility’s election of either (1) Term SOFR plus an applicable margin of 1.250% or (2) the alternative base rate plus an applicable margin of 0.250%. The Utility borrowed the entire amount of the Term Loan on September 24, 2025. The Term Loan has a maturity date of September 23, 2026.

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

Dividends

Utility

On each of November 29, 2024, February 20, and May 22, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on February 18, May 15, and August 15, 2025, to holders of record as of January 31, April 30 and July 31, 2025, respectively. On September 18, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on November 15, 2025, to holders of record as of October 31, 2025.

On each of February 20, May 22, and September 18, 2025, the Board of Directors of the Utility declared common stock dividends of $575 million, which were paid to PG&E Corporation on March 18, May 30, and September 26, 2025, respectively.

PG&E Corporation

On each of November 29, 2024, February 20, May 22, and September 18, 2025, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.025 per share, each declaration totaling $55 million, which were paid on January 15, April 15, July 15, and October 15, 2025, to holders of record as of December 31, 2024, March 31, June 30, and September 30, 2025, respectively.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, totaling $23 million, which was paid on February 27, 2025, to holders of record as of February 14, 2025. On each of February 20 and May 22, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, each declaration totaling $24 million, which were paid on May 29 and August 28, 2025, to holders of record as of May 15 and August 15, 2025, respectively. On September 18, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, payable on December 1, 2025, to holders of record as of November 14, 2025.

Utility Cash Flows

PG&E Corporation’s condensed consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the nine months ended September 30, 2025 and 2024.

The Utility’s cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$7,019	$6,272
Net cash used in investing activities	(9,250)	(8,219)
Net cash provided by financing activities	1,874	2,257
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(357)	$310

Operating Activities

Net cash provided by operating activities increased by $0.7 billion, or 12%, during the nine months ended September 30, 2025 as compared to the same period in 2024. This increase was primarily due to:

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

•the timing and amount of costs in connection with future wildfires and the timing and amount of any potential related insurance, including funds available from self-insurance and the Wildfire Fund (see “Wildfire Fund Recoveries under AB 1054 and SB 254” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1);

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

Investing Activities

The following table summarizes changes in key components of the Utility’s investing cash flows for the nine months ended September 30, 2025, compared to September 30, 2024.

(in millions)	Nine Months Ended September 30,
Cash used in investing activities - 2024	$(8,219)
Capital expenditures	(1,090)
Net purchases related to customer credit trust investments	(233)
Net purchases related to self-insurance investment and other investing activities	292
Net increase in cash used in investing activities	(1,031)
Cash used in investing activities - 2025	$(9,250)

Net cash used in investing activities increased by $1.0 billion, or 13%, during the nine months ended September 30, 2025 as compared to the same period in 2024. This increase was primarily due to a $349 million payment for the purchase of the Oakland headquarters, as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, an increase in investments in undergrounding, and additional distribution poles for the WMP.

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

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility estimates that it will incur $13.2 billion of capital expenditures in 2025.

Financing Activities

The following table summarizes changes in key components of the Utility’s financing cash flows for the nine months ended September 30, 2025, compared to September 30, 2024.

(in millions)	Nine Months Ended September 30,
Cash provided by financing activities - 2024	$2,257
Net borrowings under credit facilities	3,249
Net borrowings under term loan	1,350
AB 1054 recovery bonds issuance	(1,409)
Short-term debt issuance	(999)
Repayments of long-term debt	(1,125)
Dividend payments	(276)
Proceeds from DWR loan	(980)
Equity contributions from PG&E Corporation	(413)
Other financing activities	220
Net decrease in cash provided by financing activities	(383)
Cash provided by financing activities - 2025	$1,874

Net cash provided by financing activities decreased by $383 million, or 17%, during the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily due to:

•$1.41 billion of proceeds related to the issuance of Series 2024-A senior secured recovery bonds in 2024, with no similar transaction in 2025;

•$1.1 billion increase in repayments related to long-term debt;

•$980 million decrease in proceeds related to the DWR loan; and

•$413 million decrease in equity contributions received from PG&E Corporation.

Partially offset by:

•$3.2 billion increase in net borrowings under credit facilities.

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

During the quarter ended September 30, 2025 and through the date of this filing, key updates to regulatory matters include the following:

•On August 5, 2025, the FERC issued a final order approving an all-party settlement of the Utility’s transmission owner rate case for 2024 (the “TO21” rate case).

•On August 28, 2025, the CPUC issued a final decision that increases the cost cap for 2025 and 2026 by an aggregate $2.38 billion in connection with the Order Instituting Rulemaking to Establish Energization Timelines.

•On September 26, 2025, the CPUC issued a final decision approving $1.06 billion in cost recovery in the 2022 WMCE proceeding.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such proceedings. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may later authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize balancing accounts with limitations or caps on cost recovery. These accounts, which include the CEMA, WEMA, FRMMA, WMPMA,VMBA, Wildfire Mitigation Balancing Account (“WMBA”), and Microgrids Memorandum Account (“MGMA”), among others, allow the Utility to track the costs associated with work related to disaster and wildfire response, other wildfire prevention-related costs, and certain third-party wildfire claims. While the Utility generally expects such costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the Utility has recorded significant amounts to these accounts. Because rate recovery may require CPUC authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs. As of September 30, 2025, the Utility had recorded an aggregate amount of approximately $2.6 billion in costs for the CEMA, WEMA, FRMMA, WMPMA, VMBA, WMBA, and MGMA. Of these costs, approximately $0.2 billion was authorized for recovery and accounted for as current, and $2.4 billion was accounted for as long term as of September 30, 2025. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

If the amount of the costs recorded in these accounts increases, or the delay between incurring and recovering costs lengthens, PG&E Corporation and the Utility may incur additional financing costs. If the Utility does not recover the full amount of its recorded costs, the difference between the recorded and recovered amounts would be written off as a non-cash disallowance. Such disallowances could materially affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

For more information, see Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, and “Wildfire Mitigation and Catastrophic Events Cost Recovery Applications” and “Wildfire and Gas Safety Costs Recovery Application” below.

The Utility’s cost recovery proceedings for the costs described above that are pending, have pending appeals, or were completed during the nine months ended September 30, 2025 are summarized in the following table:

Proceeding	Request (1)	Status
2021 WMCE	Revenue requirement of approximately $1.47 billion
Partial settlement agreement to recover $721 million of revenue requirement approved August 2023. Decision authorizing $429 million of revenue requirement for the VMBA related costs adopted December 2024. Application for rehearing related to VMBA costs denied September 2025.

2022 WMCE	Revenue requirement of approximately $1.29 billion	Final decision authorizing $1.06 billion of total cost recovery issued September 2025.
2023 WMCE	Revenue requirement of approximately $1.86 billion	Application filed December 2023. Decision authorizing $944 million of interim rate relief adopted September 2024. Partial settlement filed June 2025.
2024 WMCE	Revenue requirement of approximately $435 million	Application filed November 2024.
2023 WGSC	Revenue requirement of approximately $688 million	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.

(1) The revenue requirement amounts requested do not include interest.

Wildfire Mitigation and Catastrophic Events Cost Recovery Applications

2021 WMCE Application

On December 27, 2024, the CPUC issued a final decision approving a revenue requirement of $429 million associated with costs recorded to the VMBA. On January 27, 2025, the Utility filed an application for rehearing. On September 18, 2025, the CPUC denied the application for rehearing.

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

On September 26, 2025, the CPUC issued a final decision adopting the settlement agreement and authorizing total cost recovery for this matter of $1.06 billion. The final decision disallows $217 million in VMBA costs.

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

The Utility’s forward-looking rate cases that are pending, have pending appeals, or were completed during the quarter ended September 30, 2025 are summarized in the following table:

Rate Case	Request	Status
Energization Timelines OIR	Capital cost cap increase of $3.13 billion for 2025 and 2026	Final decision authorizing $2.38 billion increase for 2025 and 2026 cost cap issued August 2025.
2027 GRC	Revenue requirement of $16.64 billion for 2027	Filed May 2025. A PD is expected by March 2027 and a final decision by May 2027 following CPUC schedule changes in a scoping memo.
2026 Cost of Capital	Increase ROE to 11.30% and cost of debt to 5.04%	Filed March 2025.
Transmission Owner Rate Case for 2024	Revenue requirement of $2.78 billion for 2024	Accepted December 2023, except as to CAISO adder. Appeal of FERC’s order regarding CAISO adder pending at Supreme Court. All other issues resolved August 2025.

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

On August 28, 2025, the CPUC issued a final decision that increases the cost cap for 2025 and 2026 by an aggregate $2.38 billion.

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

On July 31, 2025, the CPUC issued a scoping memo that modifies the standard rate case plan schedule. The scoping memo indicates that the CPUC will issue a PD by March 2027 and a final decision by May 2027.

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

In the application, as modified by the Utility’s opening brief, the Utility requests the following cost of capital rates:

	Cost	Weight	Weighted Cost
Return on Common Equity	11.30%	52.00%	5.88%
Return on Preferred Equity	5.52%	0.30%	0.02%
Return on Long-term debt	5.04%	47.70%	2.41%

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

On December 29, 2023, the FERC issued an order accepting the TO21 filing subject to refund, establishing a January 1, 2024 effective date, and establishing a settlement and hearing process, but denying the 0.5% ROE adder for participation in the CAISO, which results in a forecast transmission revenue requirement of $2.78 billion. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s denial of the 0.5% ROE adder for participation in the CAISO. On June 12, 2024, the FERC issued an order denying the Utility’s request for rehearing. On June 18, 2024, the Utility and other California IOUs filed an appeal of the FERC’s order denying the Utility’s request for rehearing. On July 11, 2025, the Ninth Circuit Court of Appeals denied the utilities’ joint appeal. On August 20, 2025, the Utility and California IOUs sought en banc review from the Ninth Circuit. On September 15, 2025, the Ninth Circuit denied en bank review. On October 7, 2025, the Utility and California IOUs filed a petition for certiorari with the Supreme Court.

On March 21, 2025, the Utility filed with the FERC a settlement in the TO21 rate case. On August 5, 2025, the FERC issued a decision approving the settlement and resolving all contested issues in the proceeding, as well as specific wildfire cost recovery issues raised by stakeholders in prior proceedings related to the Utility’s TO tariff. The decision results in a reduction in the revenue requirement in 2024 from the effective rate request of $2.78 billion to $2.55 billion. The decision sets a base ROE of 10.38%, a fixed capital structure with common equity weighted at 50.0%, preferred equity at 0.3%, and long-term debt at 49.7%.

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

2026-2028 Wildfire Mitigation Plan

On April 4, 2025, the Utility submitted to the OEIS its 2026-2028 WMP, which it revised on July 28, 2025. The 2026-2028 WMP provides a comprehensive overview of the Utility’s wildfire mitigation strategy and incorporates lessons learned from previous years and emerging best practices.

SB 884 10-Year Distribution Undergrounding Program

On March 7, 2024, the CPUC approved a resolution that establishes an expedited utility distribution infrastructure undergrounding program pursuant to Public Utilities Code Section 8388.5. The resolution addresses the process and requirements for the CPUC’s review of any large electrical corporation’s 10-year distribution infrastructure undergrounding plan and conditional approval of its related costs. The CPUC is considering revising these guidelines.

On February 20, 2025, the OEIS adopted final program guidelines. The OEIS has indicated that it will issue separate compliance guidelines.

LEGISLATIVE AND REGULATORY INITIATIVES

SB 254

On September 19, 2025, SB 254 became law. It became effective on that same day. Among other things, the law provides for the Continuation Account which is designed to provide additional liquidity to reimburse catastrophic wildfire-related claims incurred by large electric corporations (as defined in SB 254), if the Wildfire Fund is depleted. Each of California’s large electric IOUs has elected to participate in the Continuation Account. The Continuation Account would be similar to the Wildfire Fund, except:

•The Continuation Account would provide up to $18 billion of liquidity. If the Wildfire Fund administrator determines that the Continuation Account is necessary prior to December 31, 2028, the CPUC will consider whether to extend the non-bypassable charge on customers from 2036 through 2045. If the CPUC extends the non-bypassable charge on customers, the participating utilities’ annual $300 million contributions will be extended from 2029 through 2045.

The Wildfire Fund administrator is also authorized to determine if additional annual contributions are needed, in which case the participating utilities will contribute an additional $3.9 billion in equal installment payments over five years. If the administrator winds up and terminates the Continuation Account before the final installment payment is made, the utilities will return one-half of the unpaid installment payments as rate credits to customers.

The Utility’s allocation among the participating utilities for these contributions is 47.85%.

•If a utility is required to reimburse the Continuation Account, the amount of reimbursement will be reduced by the amount of contributions for which the utility has not claimed a reduction.

•The disallowance cap on reimbursements, which is equal to 20% of the equity portion of the utility’s electric transmission and distribution rate base, is determined based on the year of the ignition. This revised disallowance cap applies to fires occurring before or after the effective date of SB 254.

Assets in the Continuation Account are separate from the Wildfire Fund and are not available for fires ignited before the effective date of SB 254.

For fires that destroy 1,000 or more structures, SB 254 gives the participating utilities a right of first refusal over insurers’ transactions to sell their right of subrogation, reimbursement, or recovery.

SB 254 also prohibits the Utility from including in its equity rate base the first $2.9 billion that it first expends on fire risk mitigation capital expenditures approved by the CPUC on or after January 1, 2026. The Utility expects to finance this amount with securitization.

SB 254 requires the Wildfire Fund administrator to prepare a report by April 1, 2026 that evaluates and sets forth recommendations on new models or approaches that mitigate damage, accelerate recovery, and responsibly and equitably allocate the burdens from natural catastrophes, including catastrophic wildfires, earthquakes, and other natural disasters, across stakeholders, including insurers, communities, homeowners, landowners, governments, large electrical corporations, and local publicly owned electric utilities, to complement or replace the Wildfire Fund.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other GHG emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, as well as Item 1A: “Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

RISK MANAGEMENT ACTIVITIES

There have been no material changes to the Utility’s or PG&E Corporation’s risk management activities as previously disclosed in Item 7 of the 2024 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s or PG&E Corporation’s critical accounting estimates as previously disclosed in Item 7 of the 2024 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Electric	$4,755	$4,538	$13,304	$13,048
Natural gas	1,495	1,403	4,827	4,740
Total operating revenues	6,250	5,941	18,131	17,788
Operating Expenses
Cost of electricity	1,015	835	2,013	1,919
Cost of natural gas	131	89	738	822
Operating and maintenance	2,641	2,683	8,147	8,076
SB 901 securitization charges, net	35	33	35	33
Wildfire-related claims, net of recoveries	1	74	100	70
Wildfire Fund expense	86	139	271	295
Depreciation, amortization, and decommissioning	1,132	1,059	3,302	3,134
Total operating expenses	5,041	4,912	14,606	14,349
Operating Income	1,209	1,029	3,525	3,439
Interest income	94	156	392	495
Interest expense	(770)	(795)	(2,296)	(2,322)
Other income, net	97	83	251	241
Income Before Income Taxes	630	473	1,872	1,853
Income tax (benefit) expense	(220)	(106)	(161)	15
Net Income	850	579	2,033	1,838
Preferred stock dividend requirement	27	3	82	10
Income Available for Common Shareholders	$823	$576	$1,951	$1,828
Weighted Average Common Shares Outstanding, Basic	2,198	2,137	2,197	2,136
Weighted Average Common Shares Outstanding, Diluted	2,281	2,143	2,202	2,142
Net Income Per Common Share, Basic	$0.37	$0.27	$0.89	$0.86
Net Income Per Common Share, Diluted	$0.37	$0.27	$0.89	$0.85

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$850	$579	$2,033	$1,838
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0 and $0 respectively)	—	—	1	—
Net unrealized (loss) gain on available-for-sale securities (net of taxes of $1, $2, $4 and $1 respectively)	(4)	4	10	3
Total other comprehensive income (loss)	(4)	4	11	3
Comprehensive Income	846	583	2,044	1,841
Preferred stock dividend requirement	27	3	82	10
Comprehensive Income Available for Common Shareholders	$819	$580	$1,962	$1,831

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$404	$940
Restricted cash and restricted cash equivalents (includes $334 million and $263 million related to VIEs at respective dates)	368	273
Accounts receivable
Customers (net of allowance for doubtful accounts of $408 million and $418 million at respective dates) (includes $2.0 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $407 million and $418 million at respective dates)	2,343	2,220
Accrued unbilled revenue (includes $1.4 billion and $1.3 billion related to VIEs at respective dates)	1,633	1,487
Regulatory balancing accounts	4,827	7,227
Other (net of allowance for doubtful accounts of $82 million and $35 million at respective dates)	1,871	1,810
Regulatory assets	323	234
Inventories
Gas stored underground and fuel oil	74	52
Materials and supplies	689	768
Wildfire Fund asset	298	301
Wildfire self-insurance asset	1,000	905
Other	563	999
Total current assets	14,393	17,216
Property, Plant, and Equipment
Property, Plant, and Equipment	125,271	118,262
Construction work in progress	5,082	4,458
Financing lease ROU asset and other	9	814
Total property, plant, and equipment	130,362	123,534
Accumulated depreciation	(36,565)	(35,305)
Net property, plant, and equipment	93,797	88,229
Other Noncurrent Assets
Regulatory assets	16,283	15,561
Customer credit trust	902	377
Nuclear decommissioning trusts	4,190	3,833
Operating lease ROU asset	462	524
Wildfire Fund asset	3,807	4,070
Other (includes noncurrent accounts receivable of $71 million and $82 related to VIEs, net of noncurrent allowance for doubtful accounts of $15 million and $18 at respective dates)	4,415	3,850
Total other noncurrent assets	30,059	28,215
TOTAL ASSETS	$138,249	$133,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,025	$1,523
Long-term debt, classified as current (includes $218 million and $222 million related to VIEs at respective dates)	2,769	2,146
Accounts payable
Trade creditors	3,019	2,748
Regulatory balancing accounts	2,561	3,169
Other	748	748
Operating lease liabilities	87	85
Financing lease liabilities	1	577
Interest payable (includes $156 million and $91 million related to VIEs at respective dates)	657	760
Wildfire-related claims	492	916
Other	3,936	3,658
Total current liabilities	15,295	16,330
Noncurrent Liabilities
Long-term debt (includes $11.8 billion and $10.1 billion related to VIEs at respective dates)	55,531	53,569
Regulatory liabilities	20,061	19,417
Pension and other postretirement benefits	834	808
Asset retirement obligations	5,354	5,444
Deferred income taxes	3,777	3,082
Operating lease liabilities	375	439
Financing lease liabilities	5	4
Other	4,787	4,166
Total noncurrent liabilities	90,724	86,929
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	1,579
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,197,837,402 and 2,193,573,536 shares outstanding at respective dates	31,588	31,555
Reinvested earnings	(1,181)	(2,966)
Accumulated other comprehensive loss	(8)	(19)
Total shareholders’ equity	31,978	30,149
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	32,230	30,401
TOTAL LIABILITIES AND EQUITY	$138,249	$133,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$2,033	$1,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,302	3,134
Bad debt expense	331	244
Allowance for equity funds used during construction	(164)	(136)
Deferred income taxes and tax credits, net	700	684
Wildfire Fund expense	271	295
Other	(84)	258
Effect of changes in operating assets and liabilities:
Accounts receivable	(454)	(952)
Wildfire-related insurance receivable	(106)	278
Inventories	57	31
Accounts payable	25	541
Wildfire-related claims	(424)	(429)
Other current assets and liabilities	377	(521)
Regulatory assets, liabilities, and balancing accounts, net	1,324	1,658
Other noncurrent assets and liabilities	(432)	(820)
Net cash provided by operating activities	6,756	6,103
Cash Flows from Investing Activities
Capital expenditures	(8,631)	(7,541)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,365	1,410
Purchases of nuclear decommissioning trust investments	(1,421)	(1,468)
Proceeds from sales and maturities of customer credit trust investments	310	291
Purchases of customer credit investments	(729)	(477)
Proceeds from self-insurance investments	669	—
Purchases of self-insurance investments	(828)	(449)
Other	15	15
Net cash used in investing activities	(9,250)	(8,219)
Cash Flows from Financing Activities
Borrowings under credit facilities	3,080	6,543
Repayments under credit facilities	(1,330)	(8,042)
Borrowings under term loan	500	—
Repayments under term loan	(1,000)	(2,350)
Short-term debt financing, net of issuance of costs of $0 and $1 at respective dates	—	999
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $27 and $13 at respective dates	2,973	3,987
Repayments of long-term debt	(1,925)	(800)
Proceeds from issuance of AB 1054 recovery bonds, net of financing fees of $0 and $10 at respective dates	—	1,409
Repayment of AB 1054 recovery bonds	(72)	(46)
Repayment of SB 901 recovery bonds	(67)	(64)

Common stock dividends paid	(166)	(64)
Mandatory convertible preferred stock dividends paid	(72)	—
Proceeds from DWR loan	—	980
Other	132	(138)
Net cash provided by financing activities	2,053	2,414
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(441)	298
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	1,213	932
Cash, cash equivalents, restricted cash, and restricted cash equivalents at September 30	$772	$1,230
Less: Restricted cash and restricted cash equivalents	(368)	(335)
Cash and cash equivalents at September 30	$404	$895

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(2,079)	$(1,911)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,416	$953
Operating lease liabilities arising from ROU assets	—	6
Financing lease liabilities arising from obtaining ROU assets	—	43
DWR loan forgiveness and performance-based disbursements	95	81
Common stock dividends declared but not yet paid	55	21
Mandatory convertible preferred stock dividends declared but not yet paid	24	—
Capital expenditures financed through current assets and non-current liabilities	592	—

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	—	$—	$(2,966)	$(19)	$30,149	$252	$30,401
Net income	—	—	—	—	—	634	—	634	—	634
Other comprehensive income	—	—	—	—	—	—	7	7	—	7
Common stock issued, net	—	4,111,477	(1)	—	—	—	—	(1)	—	(1)
Stock-based compensation amortization	—	—	(22)	—	—	—	—	(22)	—	(22)
Common stock dividends declared	—	—	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2025	$1,579	2,197,685,013	$31,532	—	$—	$(2,414)	$(12)	$30,685	$252	$30,937
Net income	—	—	—	—	—	549	—	549	—	549
Other comprehensive income	—	—	—	—	—	—	8	8	—	8
Common stock issued, net	—	152,389	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	—	28	—	—	—	—	28	—	28
Common stock dividends declared	—	—	—	—	—	(56)	—	(56)	—	(56)
Preferred stock dividend requirement	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2025	$1,579	2,197,837,402	$31,560	—	$—	$(1,949)	$(4)	$31,186	$252	$31,438
Net income	—	—	—	—	—	850	—	850	—	850
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)	—	(4)
Common stock issued, net	—	70,001	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	—	28	—	—	—	—	28	—	28
Common stock dividends declared	—	—	—			(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	—	—	(27)	—	(27)	—	(27)
Balance at September 30, 2025	$1,579	2,197,907,403	$31,588	—	$—	$(1,181)	$(8)	$31,978	$252	$32,230

	Common Stock		Treasury Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,133,597,758	$30,374	—	$—	$(5,321)	$(13)	$25,040	$252	$25,292
Net income	—	—	—	—	735	—	735	—	735
Other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Common stock issued, net	3,558,470	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	(18)	—	—	—	—	(18)	—	(18)
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2024	2,137,156,228	$30,356	—	$—	$(4,611)	$(14)	$25,731	$252	$25,983
Net income	—	—	—	—	524	—	524	—	524
Common stock issued, net	304,127	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Common stock dividends declared	—	—	—	—	(21)	—	(21)	—	(21)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(4)	—	(4)	—	(4)
Balance at June 30, 2024	2,137,460,355	$30,379	—	$—	$(4,112)	$(14)	$26,253	$252	$26,505
Net income	—	—	—	—	579	—	579	—	579
Other comprehensive income	—	—	—	—	—	4	4	—	4
Common stock issued, net	84,499	—	—	—	—	—	—	—	—
Stock-based compensation amortization	—	23	—	—	—	—	23	—	23
Common stock dividends declared	—	—	—	—	(22)	—	(22)	—	(22)
Preferred stock dividend requirement of subsidiary	—	—	—	—	(3)	—	(3)	—	(3)
Balance at September 30, 2024	2,137,544,854	$30,402	—	$—	$(3,558)	$(10)	$26,834	$252	$27,086

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Electric	$4,755	$4,538	$13,304	$13,048
Natural gas	1,495	1,403	4,827	4,740
Total operating revenues	6,250	5,941	18,131	17,788
Operating Expenses
Cost of electricity	1,015	835	2,013	1,919
Cost of natural gas	131	89	738	822
Operating and maintenance	2,636	2,678	8,128	8,062
SB 901 securitization charges, net	35	33	35	33
Wildfire-related claims, net of recoveries	1	74	100	70
Wildfire Fund expense	86	139	271	295
Depreciation, amortization, and decommissioning	1,132	1,059	3,302	3,134
Total operating expenses	5,036	4,907	14,587	14,335
Operating Income	1,214	1,034	3,544	3,453
Interest income	91	153	384	486
Interest expense	(691)	(721)	(2,059)	(2,125)
Other income, net	97	82	251	240
Income Before Income Taxes	711	548	2,120	2,054
Income tax (benefit) expense	(202)	(70)	(100)	90
Net Income	913	618	2,220	1,964
Preferred stock dividend requirement	3	3	10	10
Income Available for Common Stock	$910	$615	$2,210	$1,954

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$913	$618	$2,220	$1,964
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0 and $0 respectively)	—	—	2	1
Net unrealized (loss) gain on available-for-sale securities (net of taxes of $1, $2, $4 and $1 respectively)	(4)	5	10	4
Total other comprehensive income (loss)	(4)	5	12	5
Comprehensive Income	$909	$623	$2,232	$1,969

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$253	$705
Restricted cash and restricted cash equivalents (includes $334 million and $263 million related to VIEs at respective dates)	367	272
Accounts receivable
Customers (net of allowance for doubtful accounts of $408 million and $418 million at respective dates) (includes $2.0 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $407 million and $418 million at respective dates)	2,343	2,220
Accrued unbilled revenue (includes $1.4 billion and $1.3 billion related to VIEs at respective dates)	1,633	1,487
Regulatory balancing accounts	4,827	7,227
Other (net of allowance for doubtful accounts of $82 million and $35 million at respective dates)	1,873	1,810
Regulatory assets	323	234
Inventories
Gas stored underground and fuel oil	74	52
Materials and supplies	689	768
Wildfire Fund asset	298	301
Wildfire self-insurance asset	1,000	905
Other	563	998
Total current assets	14,243	16,979
Property, Plant, and Equipment
Property, Plant, and Equipment	125,271	118,262
Construction work in progress	5,082	4,458
Financing lease ROU asset and other	8	814
Total property, plant, and equipment	130,361	123,534
Accumulated depreciation	(36,565)	(35,304)
Net property, plant, and equipment	93,796	88,230
Other Noncurrent Assets
Regulatory assets	16,283	15,561
Customer credit trust	902	377
Nuclear decommissioning trusts	4,190	3,833
Operating lease ROU asset	458	519
Wildfire Fund asset	3,807	4,070
Other (includes noncurrent accounts receivable of $71 million and $82 related to VIEs, net of noncurrent allowance for doubtful accounts of $15 million and $18 at respective dates)	4,254	3,697
Total other noncurrent assets	29,894	28,057
TOTAL ASSETS	$137,933	$133,266
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,025	$1,523
Long-term debt, classified as current (includes $218 million and $222 million related to VIEs at respective dates)	2,769	2,146
Accounts payable
Trade creditors	3,016	2,745
Regulatory balancing accounts	2,561	3,169
Other	731	729
Operating lease liabilities	87	85
Financing lease liabilities	1	577
Interest payable (includes $156 million and $91 million related to VIEs at respective dates)	596	667
Wildfire-related claims	492	916
Other	3,663	3,331
Total current liabilities	14,941	15,888
Noncurrent Liabilities
Long-term debt (includes $11.8 billion and $10.1 billion related to VIEs at respective dates)	49,912	47,958
Regulatory liabilities	20,061	19,417
Pension and other postretirement benefits	768	741
Asset retirement obligations	5,354	5,444
Deferred income taxes	4,368	3,632
Operating lease liabilities	371	434
Financing lease liabilities	5	4
Other	4,811	4,198
Total noncurrent liabilities	85,650	81,828
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	37,225	35,930
Reinvested earnings	(1,455)	(1,940)
Accumulated other comprehensive loss	(8)	(20)
Total shareholders’ equity	37,342	35,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,933	$133,266

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$2,220	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,302	3,134
Bad debt expense	331	244
Allowance for equity funds used during construction	(164)	(136)
Deferred income taxes and tax credits, net	738	760
Wildfire Fund expense	271	295
Other	(121)	208
Effect of changes in operating assets and liabilities:
Accounts receivable	(456)	(952)
Wildfire-related insurance receivable	(106)	278
Inventories	57	31
Accounts payable	27	530
Wildfire-related claims	(424)	(429)
Other current assets and liabilities	449	(493)
Regulatory assets, liabilities, and balancing accounts, net	1,324	1,658
Other noncurrent assets and liabilities	(429)	(820)
Net cash provided by operating activities	7,019	6,272
Cash Flows from Investing Activities
Capital expenditures	(8,631)	(7,541)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,365	1,410
Purchases of nuclear decommissioning trust investments	(1,421)	(1,468)
Proceeds from sales and maturities of customer credit trust investments	310	291
Purchases of customer credit investments	(729)	(477)
Proceeds from self-insurance investments	669	—
Purchases of self-insurance investments	(828)	(449)
Other	15	15
Net cash used in investing activities	(9,250)	(8,219)
Cash Flows from Financing Activities
Borrowings under credit facilities	3,080	6,543
Repayments under credit facilities	(1,330)	(8,042)
Borrowings under term loan	500	—
Repayments under term loan	(1,000)	(1,850)
Short-term debt financing, net of issuance of costs of $0 and $1 at respective dates	—	999
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $27 and $9 at respective dates	2,973	2,999
Repayments of long-term debt	(1,925)	(800)
Proceeds from issuance of AB 1054 recovery bonds, net of financing fees of $0 and $10 at respective dates	—	1,409
Repayment of AB 1054 recovery bonds	(72)	(46)

Repayment of SB 901 recovery bonds	(67)	(64)
Preferred stock dividends paid	(11)	(10)
Common stock dividends paid	(1,725)	(1,450)
Equity contribution from PG&E Corporation	1,295	1,708
Proceeds from DWR loan	—	980
Other	156	(119)
Net cash provided by financing activities	1,874	2,257
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(357)	310
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	977	736
Cash, cash equivalents, restricted cash, and restricted cash equivalents at September 30	$620	$1,046
Less: Restricted cash and restricted cash equivalents	(367)	(334)
Cash and cash equivalents at September 30	$253	$712

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,819)	$(1,735)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,416	$953
Operating lease liabilities arising from obtaining ROU assets	—	1
Financing lease liabilities arising from obtaining ROU assets	—	43
DWR loan forgiveness and performance-based disbursements	95	81
Capital expenditures financed through current assets and non-current liabilities	592	—

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	7	7
Equity contribution	—	—	450	—	—	450
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$258	$1,322	$36,380	$(1,823)	$(13)	$36,124
Net income	—	—	—	612	—	612
Other comprehensive income	—	—	—	—	8	8
Equity contribution	—	—	325	—	—	325
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2025	$258	$1,322	$36,705	$(1,790)	$(5)	$36,490
Net income	—	—	—	913	—	913
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity contribution	—	—	521	—	—	521
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2025	$258	$1,322	$37,226	$(1,455)	$(9)	$37,342

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	$258	$1,322	$30,570	$(2,613)	$(13)	$29,524
Net income	—	—	—	781	—	781
Other comprehensive loss	—	—	—	—	(1)	(1)
Equity contribution	—	—	440	—	—	440
Common stock dividend	—	—	—	(450)	—	(450)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$258	$1,322	$31,010	$(2,285)	$(14)	$30,291
Net income	—	—	—	565	—	565
Equity contribution	—	—	265	—	—	265
Common stock dividend	—	—	—	(500)	—	(500)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2024	$258	$1,322	$31,275	$(2,224)	$(14)	$30,617
Net income	—	—	—	618	—	618
Other comprehensive income	—	—	—	—	5	5
Equity contribution	—	—	1,003	—	—	1,003
Common stock dividend	—	—	—	(500)	—	(500)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2024	$258	$1,322	$32,278	$(2,109)	$(9)	$31,740

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

This Form 10-Q is a combined report of PG&E Corporation and the Utility.  PG&E Corporation’s Condensed Consolidated Financial Statements include the accounts of PG&E Corporation, the Utility, and other wholly owned and controlled subsidiaries.  The Utility’s Condensed Consolidated Financial Statements include the accounts of the Utility and its wholly owned and controlled subsidiaries.  All intercompany transactions have been eliminated in consolidation.  The Notes to the Condensed Consolidated Financial Statements apply to both PG&E Corporation and the Utility.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments that management believes are necessary for the fair presentation of PG&E Corporation’s and the Utility’s financial condition, results of operations, and cash flows for the periods presented. The information as of December 31, 2024 in the Condensed Consolidated Balance Sheets included in this Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2024 Form 10-K. This Form 10-Q should be read in conjunction with the 2024 Form 10-K.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Electric
Revenue from contracts with customers
Residential	$2,306	$2,572	$5,561	$5,887
Commercial	2,249	2,301	5,368	5,461
Industrial	655	707	1,455	1,561
Agricultural	807	802	1,484	1,421
Public street and highway lighting	27	26	80	78
Other, net (1)	(196)	(557)	558	362
Total revenue from contracts with customers - electric	5,848	5,851	14,506	14,770
Regulatory balancing accounts (2)	(1,093)	(1,313)	(1,202)	(1,722)
Total electric operating revenue	$4,755	$4,538	$13,304	$13,048

Natural gas
Revenue from contracts with customers
Residential	$490	$412	$2,629	$2,142
Commercial	173	163	794	723
Transportation service only	436	408	1,438	1,307
Other, net (1)	(1)	44	(268)	(158)
Total revenue from contracts with customers - gas	1,098	1,027	4,593	4,014
Regulatory balancing accounts (2)	397	376	234	726
Total natural gas operating revenue	1,495	1,403	4,827	4,740
Total operating revenues	$6,250	$5,941	$18,131	$17,788

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of September 30, 2025, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $89 million and $331 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, expected credit losses were $109 million and $244 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of September 30, 2025, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $219 million and $92 million, respectively. As of December 31, 2024, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $260 million and $85 million, respectively. The RUBA current balancing account balance decreased from December 31, 2024 to September 30, 2025 primarily due to the annual electric and gas true-up, which allows the Utility to recover approximately $260 million in undercollections from residential customers in 2025.

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

As of September 30, 2025, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the nine months ended September 30, 2025 and 2024. The Utility’s accounting policy is to apply a grant accounting model by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility executed a $1.4 billion loan agreement to support the extension of DCPP, up to approximately $1.1 billion of which could be repaid by funds received from the DOE (see “U.S. DOE’s Civil Nuclear Credit Program” below). Under the loan agreement, the DWR paid the Utility a monthly performance-based disbursement equal to $7 for each MWh generated by DCPP, effective September 2, 2022. The aggregate amount of performance-based disbursements under this agreement was $300 million. For more information about the DWR Loan Agreement, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

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

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Long-term debt:
Beginning Balance - DWR loan outstanding	$808	$651	$886	$98

Proceeds received	—	380	—	980

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	(2)	(21)	(20)	(60)
Operating and maintenance expense - Loan forgiveness and other adjustments	(17)	—	(75)	12

Other current liabilities:
Change in performance-based disbursements deferred	2	(14)	—	(34)

Long-term debt:
Ending Balance - DWR loan outstanding	$791	$996	$791	$996

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and the DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the three and nine months ended September 30, 2025, the Condensed Consolidated Statements of Income reflected $34 million and $134 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and nine months ended September 30, 2024, the Condensed Consolidated Statements of Income reflected $71 million and $370 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the nine months ended September 30, 2025, the Condensed Consolidated Statements of Income reflected $57 million, as deductions to Cost of electricity, for income related to government grants for incurred fuel costs to support the extension of DCPP.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2025 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2025 and December 31, 2024, the SPV had net accounts receivable of $3.4 billion and $3.2 billion, respectively, and outstanding borrowings of $1.8 billion and $0 million, respectively, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the nine months ended September 30, 2025 or is expected to be provided in the future that was not previously contractually required. On November 12, 2021, November 30, 2022, and August 1, 2024, PG&E Recovery Funding LLC issued $860 million, $983 million, and $1.42 billion of senior secured recovery bonds, respectively. As of September 30, 2025 and December 31, 2024, PG&E Recovery Funding LLC had outstanding borrowings of $3.1 billion and $3.2 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the nine months ended September 30, 2025 or is expected to be provided in the future that was not previously contractually required. On May 10, 2022 and July 20, 2022, PG&E Wildfire Recovery Funding LLC issued $3.6 billion and $3.9 billion of senior secured recovery bonds, respectively. As of September 30, 2025 and December 31, 2024, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.1 billion and $7.2 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of September 30, 2025, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of September 30, 2025, it did not consolidate any of them.

Contributions to the Wildfire Fund and the Continuation Account

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

In addition to estimating the life of the fund, PG&E Corporation and the Utility also assess the Wildfire Fund asset for accelerated amortization when they record or increase a Wildfire Fund receivable or when reliable information becomes publicly available, including when another participating electric utility discloses a Wildfire Fund receivable.

As of September 30, 2025, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $568 million in Other noncurrent liabilities, $298 million in Current assets - Wildfire Fund asset, and $3.8 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2025 and 2024, the Utility recorded amortization and accretion expense of $86 million and $139 million, respectively. During the nine months ended September 30, 2025 and 2024, the Utility recorded amortization and accretion expense of $271 million and $295 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

PG&E Corporation and the Utility expect to begin accounting for the Continuation Account if the Wildfire Fund administrator determines that the Continuation Account is necessary and the CPUC approves the extension of non-bypassable charges to customers.

For more information, see “Wildfire Fund Recoveries under AB 1054 and SB 254” in Note 10 below.

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

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost for benefits earned (1)	$106	$99	$9	$10
Interest cost	252	229	18	17
Expected return on plan assets	(263)	(254)	(37)	(35)
Amortization of prior service (credit)	(1)	—	1	1
Amortization of net actuarial (gain)	—	—	(6)	(6)
Net periodic benefit cost	94	74	(15)	(13)
Regulatory account transfer (2)	(10)	(10)	—	—
Total	$84	$64	$(15)	$(13)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery or refund through rates in future periods.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost for benefits earned (1)	$318	$297	$28	$31
Interest cost	756	687	55	53
Expected return on plan assets	(790)	(761)	(112)	(105)
Amortization of prior service cost (credit)	(2)	(2)	2	2
Amortization of net actuarial loss (gain)	1	1	(17)	(17)
Net periodic benefit cost	283	222	(44)	(36)
Regulatory account transfer (2)	(30)	(29)	—	—
Total	$253	$193	$(44)	$(36)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended September 30, 2025
Beginning balance	$(34)	$18	$17	$1
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $1, respectively)	—	—	(4)	(4)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	—	—	—	—
Amortization of net actuarial (gain) (net of taxes of $0, $2, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	4	—	4
Net current period other comprehensive (loss)	—	—	(4)	(4)
Ending balance	$(34)	$18	$13	$(3)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and Pacific Energy Risk Solutions, LLC.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Three Months Ended September 30, 2024
Beginning balance	$(28)	$18	$1	$(9)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $2 respectively)	—	—	4	4
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $2, and $0, respectively)	1	(5)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	4	—	4
Net current period other comprehensive gain	—	—	4	4
Ending balance	$(28)	$18	$5	$(5)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2025
Beginning balance	$(35)	$18	$3	$(14)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $4, respectively)	—	—	10	10
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $5, and $0, respectively)	1	(12)	—	(11)
Regulatory account transfer (net of taxes of $0, $4, and $0, respectively)	1	11	—	12
Net current period other comprehensive gain	1	—	10	11
Ending balance	$(34)	$18	$13	$(3)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and Pacific Energy Risk Solutions, LLC.

	Pension Benefits	Other Benefits	Customer Credit Trust	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2024
Beginning balance	$(28)	$18	$2	$(8)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $1, respectively)			3	3
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	(2)	2
Amortization of net actuarial loss (gain) (net of taxes of $0, $5, and $0, respectively)	1	(13)		(12)
Regulatory account transfer (net of taxes of $0, $4, and $0, respectively)	1	11		12
Net current period other comprehensive gain	—	—	3	3
Ending balance	$(28)	$18	$5	$(5)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Accounting Standards Issued But Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the existing guidance to enhance the transparency and decision usefulness of income tax disclosures. The standard requires consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. This ASU became effective for PG&E Corporation and the Utility on January 1, 2025. There is no significant impact on PG&E Corporation and the Utility’s Condensed Consolidated Financial Statements and related disclosures.  PG&E Corporation and the Utility will adopt this new ASU in their Form 10-K for the year ending December 31, 2025.

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

Financial Instruments-Credit Losses

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326), which amends the existing guidance to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU introduce a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. PG&E Corporation and the Utility do not expect the guidance to have a significant impact on their Condensed Consolidated Financial Statements and related disclosures.

Intangibles – Goodwill and Other – Internal Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), which amends the existing guidance to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in this ASU remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed, and the software will be used to perform the function. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Condensed Consolidated Financial Statements and related disclosures.

Derivatives and Hedging and Revenue from Contracts with Customers

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which amends the existing guidance to (a) reduce the cost and complexity of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives, (b) better portray the economics of those contracts in the financial statements, and (c) reduce diversity in practice resulting from the broad application of the current guidance and changing business environment. The amendments also are expected to reduce diversity in practice by clarifying the applicability of Topic 606, Revenue from Contracts with Customers, to share-based noncash consideration from a customer for the transfer of goods or services. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their Condensed Consolidated Financial Statements and related disclosures.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	September 30, 2025	December 31, 2024
Pension benefits	$693	$673
Environmental compliance costs	1,138	1,172
Price risk management	128	167
Catastrophic event memorandum account	673	742
Wildfire-related accounts	1,734	1,697
Deferred income taxes	5,737	4,771
Financing costs	205	216
SB 901 securitization	5,117	5,194
General rate case memorandum accounts	67	95
Other	791	834
Total noncurrent regulatory assets	$16,283	$15,561

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	September 30, 2025	December 31, 2024
Cost of removal obligations	$9,339	$8,943
Public purpose programs	1,183	1,112
Employee benefit plans	1,103	1,088
Transmission tower wireless licenses	270	306
SFGO sale	20	79
SB 901 securitization	6,103	6,295
Wildfire self-insurance	817	804
Other	1,226	790
Total noncurrent regulatory liabilities	$20,061	$19,417

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	September 30, 2025	December 31, 2024
Electric distribution	$959	$1,591
Electric transmission	95	117
Gas distribution and transmission	496	387
Energy procurement	1,436	1,066
Public purpose programs	181	162
Wildfire-related accounts	301	979
Insurance premium costs	—	38
Residential uncollectibles balancing accounts	219	260
Catastrophic event memorandum account	244	500
General rate case memorandum accounts	278	1,113
Other	618	1,014
Total regulatory balancing accounts receivable	$4,827	$7,227

	Balance at
(in millions)	September 30, 2025	December 31, 2024
Electric transmission	$244	$883
Gas distribution and transmission	51	72
Energy procurement	777	329
Public purpose programs	493	882
SFGO sale	62	93
Wildfire-related accounts	319	337
Nuclear decommissioning adjustment mechanism	—	23
Other	615	550
Total regulatory balancing accounts payable	$2,561	$3,169

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.

NOTE 4: DEBT

Credit Facilities and Term Loans

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of September 30, 2025:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2030	$5,400	(1)	$—	$(320)	$5,080
Utility Receivables Securitization Program (2)	June 2027	1,750	(3)	(1,750)	—	—	(3)
PG&E Corporation revolving credit facility	June 2028	650		—	—	650
Total credit facilities		$7,800		$(1,750)	$(320)	$5,730

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

On June 26, 2025, the Utility and the SPV amended the existing $1.5 billion Receivables Securitization Program to, among other things, (i) extend the scheduled termination date from June 26, 2026 to June 25, 2027 and (ii) allow the Utility and the SPV to request an increase to the commitments by an additional aggregate amount of up to $250 million, subject to the satisfaction of certain terms and conditions.

On September 24, 2025, the Utility entered into a Term Loan Credit Agreement, pursuant to which the lenders made available to the Utility term loans in the aggregate principal amount equal to $500 million (the “Term Loan”). The Term Loan bears interest based on the Utility’s election of either (1) Term SOFR plus an applicable margin of 1.250% or (2) the alternative base rate plus an applicable margin of 0.250%. The Utility borrowed the entire amount of the Term Loan on September 24, 2025. The Term Loan has a maturity date of September 23, 2026.

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

On June 4, 2025, the Utility completed the sale of (i) $400 million aggregate principal amount of 5.000% First Mortgage Bonds due 2028, and (ii) $850 million aggregate principal amount of 6.000% First Mortgage Bonds due 2035. The Utility expects to use the net proceeds of such issuances for repayment of a portion of its $1.9 billion aggregate principal amount 3.15% First Mortgage Bonds due January 1, 2026.

On October 2, 2025, the Utility completed the sale of (i) $400 million aggregate principal amount of 5.000% First Mortgage Bonds due 2028, (ii) $850 million aggregate principal amount of 5.050% First Mortgage Bonds due 2032, and (iii) $750 million aggregate principal amount of 6.100% First Mortgage Bonds due 2055. The Utility expects to use the net proceeds of such issuances for repayment of a portion of its $1.9 billion aggregate principal amount 3.15% First Mortgage Bonds due January 1, 2026. The Utility expects to use the remaining net proceeds from the offerings for general corporate purposes.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”).

As of September 30, 2025 and December 31, 2024, the Condensed Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.14 billion and $2.13 billion, respectively, with unamortized debt issuance costs of $15 million and $20 million, respectively, included in Long-term debt. For the three and nine months ended September 30, 2025, the Condensed Consolidated Statements of Income reflected the total interest expense of approximately $23 million and $69 million, respectively. For the three and nine months ended September 30, 2024, the total interest expense recorded was immaterial to the Condensed Consolidated Statements of Income.

For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K. As of September 30, 2025, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the nine months ended September 30, 2025 and 2024.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. As of September 30, 2025, the Utility had made all required upfront contributions. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2025, the Utility recorded $87 million and $226 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2024, the Utility recorded $80 million and $241 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2025	2024
Balance at January 1	$5,194	$5,249
Amortization	(77)	(48)
Balance at September 30	$5,117	$5,201

	SB 901 securitization regulatory liability
(in millions)	2025	2024
Balance at January 1	$(6,295)	$(6,628)
Amortization	303	289
Additions(1)	(111)	(53)
Balance at September 30	$(6,103)	$(6,392)

(1) Includes $76 million and $20 million of returns on investments in the customer credit trust expected to be credited to customers for the nine months ended September 30, 2025 and 2024, respectively.

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

Utility

On each of November 29, 2024, February 20, and May 22, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, which were paid on February 18, May 15, and August 15, 2025, to holders of record as of January 31, April 30, and July 31, 2025, respectively. On September 18, 2025, the Board of Directors of the Utility declared dividends on its outstanding series of preferred stock totaling $3.5 million, payable on November 15, 2025, to holders of record as of October 31, 2025.

On each of February 20, May 22, and September 18, 2025, the Board of Directors of the Utility declared common stock dividends of $575 million, which were paid to PG&E Corporation on March 18, May 30, and September 26, 2025, respectively.

PG&E Corporation

On each of November 29, 2024, February 20, May 22, and September 18, 2025, the Board of Directors of PG&E Corporation declared a quarterly common stock dividend of $0.025 per share, each declaration totaling $55 million, which were paid on January 15, April 15, July 15, and October 15, 2025, to holders of record as of December 31, 2024, March 31, June 30, and September 30, 2025, respectively.

On December 12, 2024, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.7167 per mandatory convertible preferred share, totaling $23 million, which was paid on February 27, 2025, to holders of record as of February 14, 2025. On each of February 20, 2025 and May 22, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, each declaration totaling $24 million, which were paid on May 29 and August 28, 2025, to holders of record as of May 15 and August 15, 2025, respectively. On September 18, 2025, the Board of Directors of PG&E Corporation declared a cash dividend in the amount of $0.75 per mandatory convertible preferred share, totaling $24 million, payable on December 1, 2025, to holders of record as of November 14, 2025.

NOTE 7: EARNINGS PER SHARE

PG&E Corporation’s basic EPS is calculated by dividing the Income available for common shareholders, basic, by the weighted average number of common shares outstanding, basic. PG&E Corporation’s diluted EPS is calculated by dividing the income available for common shareholders, diluted, by the weighted average number of common shares outstanding, diluted.  PG&E Corporation applies the treasury stock method of reflecting the dilutive effect of outstanding share-based compensation in the calculation of diluted EPS.  The following is a reconciliation of PG&E Corporation’s income available for common shareholders and weighted average common shares outstanding for calculating diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Income available for common shareholders, basic	$823	$576	$1,951	$1,828
Mandatory Convertible Preferred Stock dividends	24	—	—	—
Income available for common shareholders, diluted	$847	$576	$1,951	$1,828

Denominator:
Weighted average common shares outstanding, basic(1)	2,198	2,137	2,197	2,136
Dilutive effect of Employee stock-based compensation	5	6	5	6
Dilutive effect of Mandatory Convertible Preferred Stock	78	—	—	—
Weighted average common shares outstanding, diluted	2,281	2,143	2,202	2,142

Total income per common share:
Basic	$0.37	$0.27	$0.89	$0.86
Diluted	$0.37	$0.27	$0.89	$0.85

(1) Excludes 477,743,590 shares of PG&E Corporation common stock held by the Utility.

For each of the periods presented above, the calculation of outstanding common shares on a diluted basis excluded an insignificant amount of options and securities that were antidilutive. For the nine months ended September 30, 2025, the calculation of outstanding common shares on a diluted basis excluded the impacts of the mandatory convertible preferred stock, which was antidilutive.

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	September 30, 2025	December 31, 2024
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	274,903,478	179,257,247
	Options	76,780,000	37,717,500
Electricity (MWh)	Forwards, futures, and swaps	7,698,933	8,576,078
	Options	1,036,400	1,663,200
	Congestion Revenue Rights (3)	101,477,325	123,040,895

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of September 30, 2025, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$154	$(22)	$3	$135
Noncurrent assets – other	195	—	—	195
Current liabilities – other	(145)	22	—	(123)
Noncurrent liabilities – other	(128)	—	—	(128)
Total commodity risk	$76	$—	$3	$79

As of December 31, 2024, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$186	$(16)	$—	$170
Other noncurrent assets – other	233	—	—	233
Current liabilities – other	(152)	16	—	(136)
Noncurrent liabilities – other	(167)	—	—	(167)
Total commodity risk	$100	$—	$—	$100

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. Multiple credit agencies continue to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of September 30, 2025, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

NOTE 9: FAIR VALUE MEASUREMENTS

PG&E Corporation and the Utility measure their cash equivalents, self-insurance assets, trust assets, and price risk management instruments at fair value.  A three-tier fair value hierarchy is established that prioritizes the inputs to valuation methodologies used to measure fair value:

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

	Fair Value Measurements
	At September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$285	$—	$—	$—	$285
Self-insurance investments
Short-term investments	1,092	—	—	—	1,092
Total Self-insurance investments (2)	1,092	—	—	—	1,092
Nuclear decommissioning trusts
Short-term investments	34	—	—	—	34
Global equity securities	2,492	—	—	—	2,492
Fixed-income securities	1,376	1,122	—	—	2,498
Assets measured at NAV	—	—	—	—	26
Total nuclear decommissioning trusts (3)	3,902	1,122	—	—	5,050
Customer credit trust
Short-term investments	8	—	—	—	8
Global equity securities	450	—	—	—	450
Fixed-income securities	98	346	—	—	444
Total customer credit trust	556	346	—	—	902
Price risk management instruments (Note 8)
Electricity	—	12	321	(7)	326
Gas	—	16	—	(12)	4
Total price risk management instruments	—	28	321	(19)	330
Rabbi trusts
Short-term investments	114	—	—	—	114
Global equity securities	4	—	—	—	4
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	118	65	—	—	183
Long-term disability trust
Short-term investments	3	—	—	—	3
Assets measured at NAV	—	—	—	—	112
Total long-term disability trust	3	—	—	—	115
TOTAL ASSETS	$5,956	$1,561	$321	$(19)	$7,957
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$68	$185	$(9)	$244
Gas	—	20	—	(13)	7
TOTAL LIABILITIES	$—	$88	$185	$(22)	$251

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Includes $1 billion and $76 million held in Pacific Energy Risk Solutions, LLC and Pacific Casualty Insurance Company, LLC, respectively.
(3) Represents amount before deducting $860 million primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	At December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$826	$—	$—	$—	$826
Pacific Energy Risk Solutions, LLC
Short-term investments	905	—	—	—	905
Total Pacific Energy Risk Solutions, LLC	905	—	—	—	905
Nuclear decommissioning trusts
Short-term investments	53	—	—	—	53
Global equity securities	2,228	—	—	—	2,228
Fixed-income securities	1,250	1,027	—	—	2,277
Assets measured at NAV	—	—	—		22
Total nuclear decommissioning trusts (2)	3,531	1,027	—	—	4,580
Customer credit trust
Short-term investments	1	—	—	—	1
Global equity securities	186	—	—	—	186
Fixed-income securities	46	144	—	—	190
Total customer credit trust	233	144	—	—	377
Price risk management instruments (Note 8)
Electricity	—	26	383	(6)	403
Gas	—	10	—	(10)	—
Total price risk management instruments	—	36	383	(16)	403
Rabbi trusts
Short-term investments	107	—	—	—	107
Global equity securities	6	—	—	—	6
Life insurance contracts	—	66	—	—	66
Total rabbi trusts	113	66	—	—	179
Long-term disability trust
Short-term investments	4	—	—	—	4
Assets measured at NAV	—	—	—	—	130
Total long-term disability trust	4	—	—	—	134
TOTAL ASSETS	$5,612	$1,273	$383	$(16)	$7,404
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$37	$248	$(6)	$279
Gas	—	34	—	(10)	24
TOTAL LIABILITIES	$—	$71	$248	$(16)	$303

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.
(2) Represents amount before deducting $747 million primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the nine months ended September 30, 2025 or 2024.

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

Self-insurance investments

Investments held in Pacific Energy Risk Solutions, LLC and Pacific Casualty Insurance Company, LLC primarily include short-term investments that are U.S. government securities classified as Level 1.

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

	Fair Value (in millions)
	At September 30, 2025		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$278	$97	Market approach	CRR auction prices	$ (55) - 54 / 2
Power purchase agreements	$43	$88	Discounted cash flow	Forward prices	$ 16 - 107 / 55

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value (in millions)
	At December 31, 2024		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$366	$121	Market approach	CRR auction prices	$ (951) - 50,044 / 2
Power purchase agreements	$17	$127	Discounted cash flow	Forward prices	$ 0 - 126 / 47

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and nine months ended September 30, 2025 and 2024, respectively:

	Price Risk Management Instruments
(in millions)	2025	2024
Asset balance as of July 1	$136	$126
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	—	5
Asset balance as of September 30	$136	$131

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2025	2024
Asset balance as of January 1	$199	$199
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(63)	(68)
Asset balance as of September 30	$136	$131

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, and customer deposits approximate their carrying values as of September 30, 2025 and December 31, 2024, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At September 30, 2025		At December 31, 2024
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$5,363	$5,697	$5,358	$5,829
Utility	38,151	35,565	37,812	34,532

(1) As of September 30, 2025, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2025
Nuclear decommissioning trusts
Short-term investments	$34	$—	$—	$34
Global equity securities	382	2,142	(6)	2,518
Fixed-income securities	2,495	52	(49)	2,498
Total (1)	$2,911	$2,194	$(55)	$5,050
As of December 31, 2024
Nuclear decommissioning trusts
Short-term investments	$54	$—	$(1)	$53
Global equity securities	353	1,907	(10)	2,250
Fixed-income securities	2,341	20	(84)	2,277
Total (1)	$2,748	$1,927	$(95)	$4,580

(1) Represents amounts before deducting $860 million and $747 million as of September 30, 2025 and December 31, 2024, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2025
Less than 1 year	$124
1–5 years	726
5–10 years	594
More than 10 years	1,054
Total maturities of fixed-income securities	$2,498

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Proceeds from sales and maturities of nuclear decommissioning trust investments	$586	$366	$1,365	$1,410
Gross realized gains on securities	124	40	130	151
Gross realized losses on securities	(4)	(11)	(21)	(41)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2025
Customer credit trust
Short-term investments	$8	$—	$—	$8
Global equity securities	344	109	(3)	450
Fixed-income securities	440	5	(1)	444
Total	$792	$114	$(4)	$902
As of December 31, 2024
Customer credit trust
Short-term investments	$1	$—	$—	$1
Global equity securities	161	28	(3)	186
Fixed-income securities	193	1	(4)	190
Total	$355	$29	$(7)	$377

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2025
Less than 1 year	$1
1–5 years	132
5–10 years	49
More than 10 years	262
Total maturities of fixed-income securities	$444

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Proceeds from sales and maturities of customer credit trust investments	$114	$117	$310	$291
Gross realized gains on securities	7	—	12	8
Gross realized losses on securities	(3)	—	(14)	(2)

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

PG&E Corporation and the Utility are aware of numerous civil complaints related to the following wildfire events and may receive further complaints. However, the applicable statutes of limitations have expired, except for the statutes of limitations applicable to the USFS for the 2021 Dixie fire and the 2022 Mosquito fire, which expire in 2027 and 2028, respectively. The complaints include claims based on multiple theories of liability, including inverse condemnation, negligence, violations of the Public Utilities Code, violations of the Health & Safety Code, premises liability, trespass, public nuisance, and private nuisance. The plaintiffs in each action principally assert that PG&E Corporation’s and the Utility’s alleged failure to properly maintain, inspect, and de-energize their power lines and equipment was the cause of the relevant wildfire. The timing and outcome for resolution of any such claims or investigations are uncertain. The Utility believes it will continue to receive additional information from potential claimants in connection with these wildfire events as litigation or resolution efforts progress. Any such additional information may potentially allow PG&E Corporation and the Utility to refine the estimates of their accrued losses and may result in changes to the accrual depending on the information received. PG&E Corporation and the Utility intend to vigorously defend themselves against both criminal charges and civil complaints.

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

The Utility has made claims to the Wildfire Fund for claims paid in excess of $1.0 billion. Claims related to the 2019 Kincade fire are subject to the 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. PG&E Corporation and the Utility intend to continue to review the available information and other information as it becomes available, including evidence in the possession of Cal Fire, USFS, or the relevant district attorney’s office, evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damages and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through September 30, 2025.

Payments (in millions)
2019 Kincade Fire	$1,276
2021 Dixie Fire	1,852
2022 Mosquito Fire	81
Total at September 30, 2025	$3,209

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

As of October 15, 2025, PG&E Corporation and the Utility are aware of approximately 135 complaints on behalf of at least 3,014 plaintiffs related to the 2019 Kincade fire. The plaintiffs filed master complaints on July 16, 2021; PG&E Corporation’s and the Utility’s response was filed on August 16, 2021; and PG&E Corporation and the Utility filed a demurrer with respect to the plaintiffs’ inverse condemnation claims. On December 10, 2021, the court overruled the demurrer. On July 20, 2022, PG&E Corporation and the Utility filed a motion for summary adjudication on individual plaintiffs’ claims for punitive damages. On July 14, 2024, the court vacated the bellwether trial date that had been scheduled for August 26, 2024, as well as the hearing on the motion for summary adjudication.

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

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.225 billion as of December 31, 2024 (before available insurance). In each of the first and second quarter of 2025, PG&E Corporation and the Utility recorded additional charges of $50 million for an aggregate liability of $1.325 billion (before available insurance). The aggregate liability remained unchanged as of September 30, 2025.

PG&E Corporation’s and the Utility’s accrued estimated losses represent the best estimate of the liability and do not include any claims related to Cal OES or any punitive damages.

The following table presents changes in the best estimate of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2019 Kincade fire since December 31, 2024.

Loss Accrual (in millions)
Balance at December 31, 2024	$267
Accrued Losses	100
Payments	(318)
Balance at September 30, 2025	$49

The Utility has fully collected its liability insurance coverage for third-party liability attributable to the 2019 Kincade fire, which was for an aggregate amount of $430 million.

As of September 30, 2025, the Utility received $65 million from the Wildfire Fund related to the 2019 Kincade fire. The Utility has recorded a deferred gain for this amount, which is included in Other noncurrent liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below.

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

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. Based on the information currently available to the Utility, through its ongoing investigation, including its inspection records, operating and inspection protocols and procedures, implementation of those protocols and procedures, and day-of-event response, the Utility believes its personnel acted reasonably (within the meaning of the applicable prudency standard discussed under “Regulatory Recovery” below) given the information available at the time and followed applicable policies and protocols both before ignition and in the day-of-event response. While an intervenor in a future cost recovery proceeding may argue the Cal Fire Investigation Report itself creates serious doubt with respect to the reasonableness of the Utility’s conduct, PG&E Corporation and the Utility do not believe the report identifies sufficient facts to shift the burden of proof applicable in a proceeding for cost recovery to the Utility. (See “Regulatory Recovery” and “Wildfire Fund Recoveries under AB 1054 and SB 254” below.) PG&E Corporation and the Utility disagree with many allegations in the Cal Fire Investigation Report and plan to vigorously contest them. However, if the CPUC or the FERC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable, the Utility would not be able to recover costs through FERC TO rates, or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

As of October 15, 2025, PG&E Corporation and the Utility are aware of approximately 186 complaints on behalf of at least 8,919 individual plaintiffs related to the 2021 Dixie fire and expect that they may receive further complaints. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. The court has scheduled and vacated numerous bellwether trial dates, including the previously scheduled bellwether trial date of June 23, 2025. No bellwether trial is scheduled.

The Collins Pine Company and a group of timber companies filed a complaint against PG&E Corporation and the Utility on April 10, 2024. PG&E Corporation and the Utility answered this complaint on May 28, 2024. In the third quarter of 2025, the parties entered into a settlement agreement.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. The Utility filed an amended answer to the complaint on September 30, 2024. On October 10, 2024, Cal Fire filed a demurrer and motion to strike portions of the amended answer. On February 7, 2025, the court issued a ruling sustaining Cal Fire’s demurrer and striking portions of the Utility’s amended answer. On April 7, 2025, the Utility filed a petition for writ of mandate in the California First District Court of Appeal, seeking an order directing the trial court to reverse the ruling on Cal Fire’s demurrer and motion to strike. On April 30, 2025, in response to the Court of Appeal’s request, Cal Fire filed an opposition to the Utility’s writ. The Utility filed a reply to the opposition on May 9, 2025. As of October 15, 2025, the writ remains pending with the Court of Appeal.

On February 7, 2023, the Utility entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

PG&E Corporation and the Utility are aware of a separate putative class complaint. After PG&E Corporation and the Utility demurred to the putative class complaint, the court issued an order abating the case unless the plaintiffs amended the complaint, which the plaintiffs did on February 12, 2025. On March 18, 2025, PG&E Corporation and the Utility filed an answer, and on April 18, 2025 filed an amended answer. On April 28, 2025, the plaintiffs filed a demurrer and a motion to strike PG&E Corporation and the Utility’s answer. On October 3, 2025, the court overruled plaintiffs’ demurrer and denied the motion to strike. The court set December 1, 2025 as the deadline for the plaintiffs to move for class certification.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.925 billion as of December 31, 2024 (before available recoveries). In the second quarter of 2025, PG&E Corporation and the Utility recorded additional charges of $150 million. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during the third quarter of 2025 of $50 million for an aggregate liability of $2.125 billion (before available recoveries).

PG&E Corporation’s and the Utility’s accrued estimated losses of $2.125 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than Cal Fire, including for fire suppression costs and damages related to federal land, (iv) class action medical monitoring costs, or (v) any other amounts that are not reasonably estimable.

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

Loss Accrual (in millions)
Balance at December 31, 2024	$567
Accrued Losses	200
Payments	(493)
Balance at September 30, 2025	$274

As of September 30, 2025, the Utility recorded an insurance receivable of $523 million for probable insurance recoveries in connection with the 2021 Dixie fire.

The Utility recorded an aggregate Wildfire Fund receivable of $1.125 billion for probable recoveries in connection with the 2021 Dixie fire, of which it had received $609 million as of September 30, 2025. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of September 30, 2025, the Utility also recorded a $96 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $530 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of October 15, 2025, PG&E Corporation and the Utility are aware of approximately 30 complaints on behalf of at least 2,956 individual plaintiffs related to the 2022 Mosquito fire and expect that they may receive further complaints. Placer County Water Agency (“PCWA”), Middle Fork Project Finance Authority, and a group of six public entities have each filed complaints. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. On April 24, 2024, PG&E Corporation and the Utility filed cross-complaints against PCWA, alleging that conduct by PCWA was a substantial cause of the 2022 Mosquito fire. The cross-complaints seek property damages, indemnification, attorneys’ fees, and other damages. The court has set individual claimant bellwether trial dates for April 13, 2026.

On May 28, 2025, the Utility executed an amendment to a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

On August 21, 2025, Cal Fire filed a complaint against the Utility for fire suppression and investigation costs.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $100 million as of December 31, 2024 (before available insurance). In the second quarter of 2025, PG&E Corporation and the Utility recorded additional charges of $150 million for an aggregate liability of $250 million (before available insurance). The aggregate liability remained unchanged as of September 30, 2025.

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

Loss Accrual (in millions)
Balance at December 31, 2024	$82
Accrued Losses	150
Payments	(63)
Balance at September 30, 2025	$169

As of September 30, 2025, the Utility recorded an insurance receivable of $256 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including legal fees. As of September 30, 2025, the Utility also recorded a $7 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $54 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of September 30, 2025 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$523	$256
FERC TO rates	96	7
WEMA	530	54
Wildfire Fund	1,125	—
Probable recoveries at September 30, 2025 (1)	$2,274	$317

(1) Includes legal costs of $143 million and $66 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of September 30, 2025.

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

Insurance Receivable

As of September 30, 2025, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $523 million and $256 million in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2021 Dixie fire and 2022 Mosquito fire since December 31, 2024:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2024	$27	$90	$117
Accrued insurance recoveries	(5)	166	161
Reimbursements	—	(56)	(56)
Balance at September 30, 2025	$22	$200	$222

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

FERC TO Rates

The Utility recognizes income and reduces its regulatory liability for potential refund through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on information currently available to the Utility regarding the 2021 Dixie fire and the 2022 Mosquito fire, as of September 30, 2025, the Utility recorded reductions of $96 million and $7 million, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of September 30, 2025, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery and the Utility recorded $530 million and $54 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund Recoveries under AB 1054 and SB 254

On July 12, 2019 and September 19, 2025, AB 1054 and SB 254 became law, respectively. AB 1054 provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. SB 254 provides for a Continuation Account which is designed to provide additional liquidity to reimburse catastrophic wildfire-related claims that occur after September 19, 2025, subject to the terms and conditions of SB 254. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund and the Continuation Account. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any coverage year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of September 30, 2025 reflects an expectation that the coverage year will be based on the calendar year.

Utilities that draw from the Wildfire Fund or the Continuation Account will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses. As amended by SB 254, the reimbursement requirement is subject to a disallowance cap equal to 20% of the equity portion of the utility’s electric transmission and distribution rate base in the year of the ignition. A utility would not be required to reimburse the Wildfire Fund or the Continuation Account for disallowances that exceed the disallowance cap in the aggregate in a three calendar-year period. For the Continuation Account, the amount of reimbursement would also be reduced by the amount of contributions for which the utility has not claimed a reduction. For the Utility, the disallowance cap would be approximately $4.7 billion for 2025. This disallowance cap is based on the equity portion of the Utility’s forecasted weighted-average 2025 electric transmission and distribution rate base, which is subject to adjustment based on changes in the Utility’s electric transmission and distribution rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund or the Continuation Account, resulting in a draw-down of the Wildfire Fund or Continuation Account, as applicable.

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

The Wildfire Fund is expected to be capitalized with at least $21 billion through (i) a 15-year non-bypassable charge to customers, (ii) $7.5 billion in initial contributions from California’s three large electric IOUs and (iii) $300 million in annual contributions paid by the participating utilities for a 10-year period. If the administrator determines that additional annual contributions are necessary, the Continuation Account would be capitalized with up to $18 billion, of which $9 billion would be contributed through a non-bypassable charge from customers, $5.1 billion would be contributed by the utilities, and an additional $3.9 billion would be contributed by the utilities if the administrator determines that additional contributions are needed.

The Wildfire Fund and Continuation Account will only be available for payment of eligible claims so long as they have sufficient funds remaining. Such funds could be depleted more quickly than PG&E Corporation’s and the Utility’s 20-year estimate for the life of the Wildfire Fund, including as a result of claims made by California’s other participating utilities. The Wildfire Fund is available to pay for the Utility’s eligible claims arising between July 12, 2019, the effective date of AB 1054, and September 19, 2025, the effective date of SB 254. Payments for eligible claims arising between the effective date of AB 1054 and the Utility’s emergence from Chapter 11 are subject to a limit of 40% of the allowed amount of such claims. The 40% limit does not apply to eligible claims that arise after the Utility’s emergence from Chapter 11.

AB 1054 authorizes the payment of funds to a participating utility where that utility has demonstrated that it exercised reasonable business judgment in the valuation and payment of third-party claims.

PG&E Corporation and the Utility’s Wildfire Fund recoveries are reflected in Wildfire-related claims, net of recoveries in the Condensed Consolidated Statements of Income to the extent PG&E Corporation and the Utility determine that it is probable the CPUC will conclude that the Utility’s conduct was just and reasonable or when the Utility is not otherwise required to reimburse the Wildfire Fund.

As of September 30, 2025, PG&E Corporation and the Utility recorded $508 million and $8 million in Accounts receivable - other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claims paid by the Wildfire Fund received, for the 2021 Dixie fire since December 31, 2024:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2024	$756
Accrued Wildfire Fund recoveries	200
Claims paid by Wildfire Fund	(440)
Balance at September 30, 2025	$516

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

On May 28, 2019, the plaintiffs in the consolidated securities actions filed a third amended consolidated class action complaint, which includes the claims asserted in the previously filed actions and names as defendants certain former officers and directors and the underwriters. While PG&E Corporation and the Utility are also named as defendants, the claims against PG&E Corporation and the Utility may only be pursued in Bankruptcy Court. On October 24, 2024, the officer, director, and underwriter defendants filed renewed motions to dismiss the third amended complaint. On September 30, 2025, the District Court granted the motions to dismiss with leave to amend by October 30, 2025.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Accruals for contingencies related to such matters totaled $106 million and $74 million as of September 30, 2025 and December 31, 2024, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10 above. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	September 30, 2025	December 31, 2024
Topock natural gas compressor station	$331	$294
Hinkley natural gas compressor station	102	97
Former MGP sites owned by the Utility or third parties (1)	743	782
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	74	76
Fossil fuel-fired generation facilities and sites (3)	17	18
Total environmental remediation liability	$1,267	$1,267

(1) Primarily driven by the following sites: San Francisco Beach Street, San Francisco Outside East Harbor, San Francisco East Harbour, San Francisco North Beach and San Francisco Filmore Street.
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

The Utility’s environmental remediation liability as of September 30, 2025, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  The Utility may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded. As of September 30, 2025, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

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

Hinkley Site

The Utility’s remediation and abatement efforts at the Hinkley site are subject to the regulatory authority of the California Regional Water Quality Control Board, Lahontan Region. In November 2015, the California Regional Water Quality Control Board, Lahontan Region adopted a clean-up and abatement order directing the Utility to contain and remediate the underground plume of hexavalent chromium and the potential environmental impacts. The final order states that the Utility must continue and improve its remediation efforts, define the boundaries of the chromium plume, and take action to meet interim cleanup targets. It is reasonably possible that the Utility’s undiscounted future costs associated with the Hinkley site may increase by as much as $122 million if the extent of contamination or necessary remediation is greater than anticipated. The costs associated with environmental remediation at the Hinkley site will not be recovered through rates.

Former Manufactured Gas Plants

Former MGPs used coal and oil to produce gas for use by the Utility’s customers before natural gas became available. The by-products and residues of this process were often disposed of at the MGPs themselves. The Utility has a program to manage the residues left behind as a result of the manufacturing process; many of the sites in the program have been addressed. It is reasonably possible that the Utility’s undiscounted future costs associated with MGP sites may increase by as much as $596 million if the extent of contamination or necessary remediation at identified MGP sites is greater than anticipated. The costs associated with environmental remediation at the MGP sites are recovered through the HSMA, where 90% of the costs are recovered through rates.

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

Fossil Fuel-Fired Generation Sites

In 1998, the Utility divested its generation power plant business as part of generation deregulation. Although the Utility sold its fossil-fueled power plants, the Utility retained the environmental remediation liability associated with each site. It is reasonably possible that the Utility’s undiscounted future costs associated with fossil fuel-fired generation sites may increase by as much as $14 million if the extent of contamination or necessary remediation is greater than anticipated. The environmental remediation costs associated with the fossil fuel-fired sites will not be recovered through rates.

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

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. As of December 31, 2024, the Utility had undiscounted future expected obligations of approximately $33 billion. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2024 Form 10-K. During the nine months ended September 30, 2025, several power purchase and energy storage agreements that were previously signed by the Utility were approved by the CPUC and met major operational milestones, resulting in additional undiscounted future expected obligations of approximately $3.6 billion over the next 25 years.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, PG&E Corporation and the Utility carried out an evaluation, under the supervision and with the participation of management, including their respective principal executive officers and principal financial officers, of the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers concluded that such controls and procedures were effective as of the end of the period covered by this Form 10-Q.

There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of PG&E Corporation or the Utility adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 12, 2024 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 12, 2024 (File No. 1-2348), Exhibit 3.2)

4.1
Thirtieth Supplemental Indenture, dated as of September 24, 2025, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 24, 2025 (File No. 1-2348), Exhibit 4.1)

4.2
Thirty-First Supplemental Indenture, dated as of October 2, 2025, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 30, 2025 (File No. 1-2348), Exhibit 4.1)

10.1
Term Loan Credit Agreement, dated as of September 24, 2025, among Pacific Gas and Electric Company, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated September 24, 2025 (File No. 1-2348), Exhibit 10.1)

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certifications of the Chief Executive Officers and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

PG&E CORPORATION

/s/ CAROLYN J. BURKE
Carolyn J. Burke Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

PACIFIC GAS AND ELECTRIC COMPANY

/s/ STEPHANIE N. WILLIAMS
Stephanie N. Williams Vice President, Chief Financial Officer, and Controller (duly authorized officer and principal financial officer)

Dated: October 22, 2025