Form 10-Q
period 2026-03-31
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2026-04-23
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					March 31, 2026
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 15, 2026:
PG&E Corporation:	2,679,968,318*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
TABLE OF CONTENTS

SEC Form 10-Q Reference Number
GLOSSARY
FORWARD-LOOKING STATEMENTS
RISK FACTORS	Part II, Item 1A
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Part I, Item 2
OVERVIEW
RESULTS OF OPERATIONS
LIQUIDITY AND FINANCIAL RESOURCES
REGULATORY MATTERS
LEGISLATIVE INITIATIVES
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

OTHER INFORMATION	Part II, Item 5
EXHIBITS	Part II, Item 6
SIGNATURES

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AB	Assembly Bill
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
Cal OES	California Governor’s Office of Emergency Services
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Continuation Account	the account established statewide by SB 254 that expands the existing Wildfire Fund
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
DCPP	Diablo Canyon Power Plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOE Loan Guarantee Agreement	Loan Guarantee Agreement, dated as of January 17, 2025, between the Utility and the DOE
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GHG	greenhouse gas
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
MWh	one megawatt continuously for one hour
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited, a mutual insurer owned by utilities with nuclear facilities
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
PERA	Public Employees Retirement Association of New Mexico

Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SCE	Edison International and Southern California Edison Company
SEC	United States Securities and Exchange Commission
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TO	Transmission Owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

◦the nuclear industry, including operations, seismic design, security, safety, relicensing, the storage of spent nuclear fuel, decommissioning, and cooling water intake, whether DCPP operations are extended beyond 2030, and the Utility’s ability to continue operating DCPP until its planned retirement;

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

For more information about the significant risks that could affect the outcome of the forward-looking statements and PG&E Corporation’s and the Utility’s future financial condition, results of operations, liquidity, and cash flows, see Item 1A: “Risk Factors” in the 2025 Form 10-K and a detailed discussion of these matters contained in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K and Part I, Item 2 in this Form 10-Q. PG&E Corporation and the Utility do not undertake any obligation to update forward-looking statements, whether in response to new information, future events, or otherwise.

PG&E Corporation’s and the Utility’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements are available free of charge on PG&E Corporation’s website, www.pgecorp.com, as promptly as practicable after they are filed with, or furnished to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov. Additionally, PG&E Corporation and the Utility routinely provide links to the Utility’s principal regulatory proceedings before the CPUC and the FERC at http://investor.pgecorp.com, under the “Regulatory Filings” tab, so that such filings are available to investors upon filing with the relevant agency. PG&E Corporation and the Utility also routinely post or provide direct links to presentations, documents, and other information that may be of interest to investors at http://investor.pgecorp.com, under the “Wildfire and Safety” and “News & Events: Events & Presentations” pages, respectively, in order to publicly disseminate such information. It is possible that any of these filings or information included therein could be deemed to be material information. The information contained on PG&E Corporation’s website is not part of this or any other report that PG&E Corporation or the Utility files with, or furnishes to, the SEC. PG&E Corporation and the Utility are providing the addresses of this website solely for the information of investors and do not intend the address to be an active link.

ITEM 1A. RISK FACTORS

For information about the significant risks that could affect PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows, see Item 1A: “Risk Factors” in the 2025 Form 10-K, as supplemented in the section of this Form 10-Q entitled “Forward-Looking Statements.”

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This is a combined Form 10-Q of PG&E Corporation and the Utility and includes separate Condensed Consolidated Financial Statements for each of these two entities. This combined MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. It should also be read in conjunction with the 2025 Form 10-K.

Generally, PG&E Corporation’s and the Utility’s revenues vary based on the outcomes of ratemaking proceedings and the amount of pass-through costs incurred. See “Ratemaking Mechanisms” in Part I, Item 1: “Business” in the 2025 Form 10-K regarding how the Utility’s revenues are determined. Factors that cause costs to vary include the cost of purchased power and fuel; the costs of procurement, storage, and transportation of natural gas; weather; criminal, civil and regulatory charges for wildfires; the outcomes of ratemaking proceedings; and increases in interest expense as a result of additional debt issuances or changes in interest rates.

The discussions related to the results of operations and liquidity for the three months ended March 31, 2025 compared to the same period in 2024 are incorporated by reference to Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PG&E Corporation’s and the Utility’s combined Form 10-Q for the three months ended March 31, 2025, which was filed with the SEC in April 2025.

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

In response to the wildfire threat facing California, PG&E Corporation and the Utility have taken aggressive steps designed to mitigate the threat of catastrophic wildfires. The Utility’s wildfire mitigation initiatives include Enhanced Powerline Safety Settings (“EPSS”), PSPS, vegetation management, asset inspections, system hardening, situational awareness tools, and ignition response. These initiatives reduce but do not eliminate the Utility’s wildfire risk.

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

PG&E Corporation and the Utility have and will continue to incur substantial expenditures in connection with these initiatives. For more information on incurred expenditures, see Note 3 of the Notes to the Condensed Consolidated Financial Statements. The extent to which the Utility will be able to recover these expenditures and other potential costs through rates is uncertain. The Utility could also face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for noncompliance related to wildfire mitigation efforts.

The financial impact of past wildfires is significant. As of March 31, 2026, PG&E Corporation and the Utility have incurred significant liabilities for past wildfires (aggregate liability estimates of $1.325 billion for the 2019 Kincade fire, $2.15 billion for the 2021 Dixie fire, and $400 million for the 2022 Mosquito fire). These estimates do not include all categories of potential damages and losses.

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

Recoveries for the 2019 Kincade fire are also subject to a 40% limitation on the allowed amount of claims arising before emergence from bankruptcy. The Utility has recorded an aggregate Wildfire Fund receivable of $1.150 billion for the 2021 Dixie fire, of which it had received $892 million as of March 31, 2026.

With respect to the Wildfire Fund, PG&E Corporation and the Utility expect to re-evaluate the reasonableness of the currently estimated 20-year life and recognize accelerated amortization of the Wildfire Fund asset based on reliable, publicly available information. SCE has disclosed that a liability for the wildfire that began on January 7, 2025, in Eaton Canyon in Los Angeles County, California (the “Eaton fire”) is probable, but a range of losses that may be incurred is not reasonably estimable. SCE has also disclosed losses of $1.1 billion and a Wildfire Fund receivable of $134 million based on their recent settlement activity. As of March 31, 2026, PG&E Corporation and the Utility continue to use an estimated 20-year life and recognized accelerated amortization of $27 million (see Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1).

With respect to the Continuation Account, additional uncertainties include whether the Wildfire Fund administrator determines that the Continuation Account is necessary, whether the CPUC authorizes extending the non-bypassable charge, whether the administrator determines that additional contributions are needed and, if so, the timing of those contingent contributions.

The Utility will be permitted to recover its wildfire-related claims in excess of available insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The revised prudency standard under AB 1054 has not been interpreted or applied by the CPUC, and it is possible that the CPUC could interpret the standard or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover some or all of the expenses that it has recorded as receivables. As of March 31, 2026, the Utility has recorded receivables for regulatory recovery of $636 million for the 2021 Dixie fire and $61 million for the 2022 Mosquito fire. See “2021 Dixie Fire” and “2022 Mosquito Fire” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information.

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

There has been increased California state legislative activity and political dialogue in recent years regarding wildfires, energy affordability, and related topics. The substance and timing of any legislation or other executive or regulatory measures relating to these matters, if such measures are implemented or if there is a failure to act on wildfire matters, could have a material impact on PG&E Corporation’s and the Utility’s business, cash flows, results of operations, and financial condition.  If there is insufficient legislative action on wildfire matters, PG&E Corporation and the Utility could face persistent financial limitations and elevated risk, including challenges obtaining financing on acceptable terms or increased financing needs, which in turn may negatively impact their financial results and customer affordability. Without sufficient legislation, PG&E Corporation and the Utility may consider changes to their financial plan, including capital allocation priorities.

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

Tax Matters

PG&E Corporation’s ability to use its U.S. federal and California state net operating loss carryforwards and certain other tax attributes may be significantly limited if the ownership of PG&E Corporation’s stock by certain shareholders increases beyond statutory thresholds. To reduce the possibility of such a limitation, PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and PG&E Corporation’s Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”), contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock.  These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles), in excess of certain thresholds based on the amount and relative value of such stock without approval by the Board of Directors of PG&E Corporation.  The computation of the applicable threshold is complex and may vary from date to date; the threshold of the combined value of PG&E Corporation common and mandatory convertible preferred stock was approximately 3.92% as of April 15, 2026. For more information about these restrictions that affect the ownership of PG&E Corporation stock, see “Tax Matters” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three months ended March 31, 2026 and 2025. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Net Change	Percentage Change
(in millions)	2026	2025
Consolidated Total	$858	$607	$251	41%
PG&E Corporation	(93)	(85)	(8)	9%
Utility	$951	$692	$259	37%

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended March 31,		Net Change	Percentage Change
(in millions)	2026	2025
Electric	$4,967	$4,135	$832	20%
Natural gas	1,914	1,848	66	4%
Total operating revenues	6,881	5,983	898	15%
Cost of electricity	561	399	162	41%
Cost of natural gas	470	496	(26)	(5)%
Operating and maintenance	3,104	2,638	466	18%
Wildfire-related claims, net of recoveries	—	49	(49)	(100)%
Wildfire Fund expense	102	76	26	34%
Depreciation, amortization, and decommissioning	1,166	1,097	69	6%
Total operating expenses	5,403	4,755	648	14%
Operating Income	1,478	1,228	250	20%
Interest income	116	114	2	2%
Interest expense	(717)	(655)	(62)	9%
Other income, net	118	71	47	66%
Income Before Income Taxes	995	758	237	31%
Income tax provision	41	63	(22)	(35)%
Net Income	954	695	259	37%
Preferred stock dividend requirement	3	3	—	—%
Income Available for Common Stock	$951	$692	$259	37%

Operating Revenues

The Utility’s electric and natural gas operating revenues increased by $898 million, or 15%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to:

•approximately $620 million in revenues authorized in the 2023 WMCE final decision (see “2023 WMCE Application” below) in the three months ended March 31, 2026, with no comparable revenues in the same period in 2025. The revenues recognized are incremental to revenues previously recognized for interim rate relief;

•approximately $162 million more in revenues to recover the cost of electricity in the three months ended March 31, 2026, compared to the same period in 2025. These costs are passed through to customers and do not impact net income; and

•approximately $90 million more in revenues to recover costs associated with extended operations at DCPP in the three months ended March 31, 2026, compared to the same period in 2025.

This increase was partially offset by:

•approximately $70 million less in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 WMCE Application” below) in the three months ended March 31, 2026, compared to the same period in 2025.

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

The Cost of electricity increased by $162 million, or 41%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily the result of lower CAISO market sales revenues, lower renewable energy credit sales, and higher CAISO transmission costs, partially offset by decreases in natural gas prices and volumes used in Utility owned generation.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-trade program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

The Cost of natural gas decreased by $26 million, or 5%, in the three months ended March 31, 2026, compared to the same period in 2025. This decrease was primarily the result of a decrease in natural gas prices and volumes.

Operating and Maintenance

The Utility’s Operating and maintenance expenses increased by $466 million, or 18%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to:

•approximately $400 million in costs due to recognition of previously deferred expenses authorized in the 2023 WMCE final decision (see “2023 WMCE Application” below) in the three months ended March 31, 2026, with no comparable costs in the same period in 2025. The expenses are incremental to the expenses previously recognized in the 2023 WMCE application as part of interim rate relief; and

•approximately $70 million more in costs associated with extended operations at DCPP in the three months ended March 31, 2026, compared to the same period in 2025.

This increase was partially offset by:

•approximately $70 million less in previously deferred expenses authorized through interim rate relief for the 2023 WMCE application (see “2023 WMCE Application” below) in the three months ended March 31, 2026, compared to the same period in 2025.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries decreased by $49 million, or 100%, in the three months ended March 31, 2026, compared to the same period in 2025. The Utility recognized pre-tax charges of $50 million related to the 2019 Kincade fire in the three months ended March 31, 2025, with no comparable costs in the same period in 2026.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense increased by $26 million, or 34%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was due to accelerated amortization associated with SCE’s disclosure of a receivable from the Wildfire Fund related to the Eaton Fire.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization, and decommissioning expenses increased by $69 million, or 6%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to the growth in plant balance from capital additions and the recognition of previously deferred depreciation expense authorized in the 2023 WMCE final decision.

Interest Expense

The Utility’s Interest expense increased by $62 million, or 9%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to the issuance of additional long-term debt.

Other Income, Net

The Utility’s Other Income, Net increased by $47 million, or 66%, in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to a higher return from the trust assets for the qualified pension in the three months ended March 31, 2026, compared to the same period in 2025.

Income Tax Provision

The Utility’s Income tax provision decreased by $22 million, or 35%, in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased tax repairs deductions and deductions for certain costs attributable to electric generation.

The effective tax rates were 4.1% and 8.3% for the three months ended March 31, 2026 and 2025, respectively. The change in effective tax rate is primarily due to increased deductions for certain costs attributable to electric generation. The Utility’s effective tax rate is below the federal statutory rate of 21% for 2026 and 2025 primarily due to the effect of the increase in federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates.

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

As of March 31, 2026, PG&E Corporation and the Utility had access to approximately $6.3 billion of total liquidity comprised of $441 million of the Utility’s Cash and cash equivalents, $690 million of PG&E Corporation’s Cash and cash equivalents and $5.2 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of March 31, 2026, PG&E Corporation and the Utility had cash and cash equivalents of $690 million and $441 million, respectively.

Financial Resources

Equity Financings

PG&E Corporation does not expect to undertake any equity issuances through 2030. Factors that could affect this plan include liquidity and cash flow needs, capital expenditures, interest rates, credit ratings, PG&E Corporation’s common share price, its earnings, the timing and outcome of legislative and ratemaking proceedings, the timing and terms of other financings, and the outcome of the Wildfire-Related Securities Claims. See “Wildfire-Related Securities Litigation” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

Debt Financings and Credit Facilities

The Utility generally issues first mortgage bonds and secured debt to meet its long-term funding requirements.

For more information, see “Credit Facilities” and “Long-Term Debt Issuances and Redemptions” in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

Dividends

PG&E Corporation has announced guidance entailing consistent dividend increases targeting a dividend payout ratio of approximately 20% of core earnings by 2028. No dividend is payable unless and until declared by the applicable Board of Directors. The Board of Directors of PG&E Corporation retains authority to change the common stock dividend target and dividend payout ratio at any time. Future dividend decisions determined by the Board may be impacted by results of operations, financial condition, cash requirements, contractual restrictions and other factors.

For information on dividend declarations and payments, see Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the three months ended March 31, 2026 and 2025.

The Utility’s cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$2,588	$2,955
Net cash used in investing activities	(3,302)	(3,264)
Net cash provided by financing activities	902	1,575
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$188	$1,266

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of cash operating expenses. Net cash provided by operating activities decreased by $367 million, or 12%, during the three months ended March 31, 2026 as compared to the same period in 2025. This decrease was primarily due to:

•an increase in electric procurement costs driven by lower sales of renewable portfolio standard compliance instruments into the market;

•an increase in margin-related collateral postings by the Utility, coupled with lower collateral receipts from counterparties; and

•an increase in wildfire-related claims payments, net of recoveries.

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

The following table summarizes changes in key components of the Utility’s investing cash flows for the three months ended March 31, 2026, compared to March 31, 2025.

(in millions)	Three Months Ended March 31,
Cash used in investing activities - 2025	$(3,264)
Capital expenditures	(721)
Net purchases related to customer credit trust investments	686
Net purchases related to self-insurance investment and other investing activities	(3)
Net increase in cash used in investing activities	(38)
Cash used in investing activities - 2026	$(3,302)

Net cash used in investing activities increased by $38 million, or 1%, during the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to a $721 million increase in capital expenditures, mainly driven by increased investments related to electric transmission and distribution capacity, undergrounding, and distribution maintenance for wildfire risk mitigation. The increase was partially offset by a $686 million decrease in net purchases related to customer credit trust investments.

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

The following table summarizes changes in key components of the Utility’s financing cash flows for the three months ended March 31, 2026, compared to March 31, 2025.

(in millions)	Three Months Ended March 31,
Cash provided by financing activities - 2025	$1,575
Net repayments under credit facilities	(1,000)
Repayments of long-term debt, net of proceeds	(138)
Dividend payments	(50)
Equity contributions from PG&E Corporation	527
Other financing activities	(12)
Net decrease in cash provided by financing activities	(673)
Cash provided by financing activities - 2026	$902

Net cash provided by financing activities decreased by $673 million, or 43%, during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily due to:

•$1.0 billion increase in net repayments under credit facilities; and

•$138 million increase in repayments of long-term debt, net of proceeds.

Partially offset by:

•$527 million increase in equity contributions received from PG&E Corporation.

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

Key updates to the Utility’s regulatory matters include the following:

•In March 2026, the OEIS issued the 2025 safety certificate to the Utility.

•In April 2026, the NRC approved the Utility’s 20-year license renewal for extended operations of DCPP.

Cost Recovery Proceedings

Periodically, costs arise that could not have been anticipated by the Utility during CPUC GRC proceedings or that have been deliberately excluded from such proceedings. For instance, these costs may result from catastrophic events, changes in regulation, or extraordinary changes in operating practices. The Utility may seek authority to track incremental costs in a memorandum account and the CPUC may later authorize recovery of costs tracked in memorandum accounts if the costs are deemed incremental and prudently incurred. The CPUC may also authorize memorandum and balancing accounts with limitations or caps on cost recovery. While the Utility generally expects such unanticipated costs to be recoverable, the CPUC may authorize the Utility to recover less than the full amount of its costs.

In recent years, the Utility has recorded significant amounts to these accounts. Because rate recovery may require CPUC review and authorization of the costs in these accounts, there can be a delay between when the Utility incurs costs and when it may recover those costs.

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

Statuses of the Utility’s cost recovery proceedings are summarized in the following table:

Proceeding	Request	Status
2023 WMCE	$2.18 billion of cost recovery	Final decision authorizing $1.9 billion of costs issued February 2026. Application for rehearing filed March 2026.
2024 WMCE	$596 million of cost recovery	Application filed November 2024.
2023 WGSC	$2.5 billion of cost recovery	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024.
Kincade and Dixie AB 1054	Review of 2019 Kincade fire and 2021 Dixie fire costs, including recovery of approximately $1.9 billion	Application filed November 2025.

Wildfire Mitigation and Catastrophic Events Cost Recovery Applications

2023 WMCE Application

As previously disclosed, on February 5, 2026, the CPUC voted out a final decision in the 2023 WMCE proceeding. On March 16, 2026, the Utility filed an application for rehearing of the final decision with the CPUC.

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

The Utility recorded these costs to the memorandum and balancing accounts as set forth in the following table:

(in millions)	Recorded Costs
Wildfire mitigation plan memorandum account	$2,095
Fire risk mitigation memorandum account	165
Gas storage balancing account	101
In line inspection memorandum account	92
Other	45
Total	$2,498

In connection with the WGSC application, the Utility also requested interim rate relief of $583 million. The remaining $105 million would be recovered after the CPUC issues a final decision. On March 7, 2024, the CPUC approved a final decision authorizing the Utility to recover $516 million in interim rates to be recovered over at least 12 months starting April 1, 2024.

On February 26, 2026, the CPUC issued a decision extending the statutory deadline in the proceeding from March 31, 2026 to October 30, 2026.

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

The Utility had drawn approximately $674 million from the Wildfire Fund at the time of the application. This amount will increase as the Utility continues to resolve claims and draw from the Wildfire Fund. The CPUC may require the Utility to reimburse the Wildfire Fund to the extent that amounts drawn from the Wildfire Fund are determined not to be just and reasonable. See Note 10 of the Notes to the Condensed Consolidated Financial Statements.

The scoping memo indicates that a proposed decision (“PD”) will be issued by November 2026. That deadline could be extended by six months.

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

Statuses of the Utility’s forward-looking rate cases are summarized in the following table:

Rate Case	Request	Status
2027 GRC	Revenue requirement of $16.64 billion for 2027	Filed May 2025. A PD is expected by March 2027 and a final decision by May 2027.
Transmission Owner Rate Case for 2024 (TO21)	Revenue requirement of $2.6 billion for 2026	Accepted December 2023, except as to CAISO adder. All other issues resolved August 2025. In February 2026, the U.S. Supreme Court denied petition for certiorari.

Transmission Owner Rate Case for 2024

On October 13, 2023, the Utility filed its TO21 rate case with the FERC. On August 5, 2025, the FERC issued a decision approving the settlement that resolved all issues in the proceeding. The decision set a base ROE of 10.38%, a fixed capital structure with common equity weighted at 50.0%, preferred equity at 0.3%, and long-term debt at 49.7%. For 2026, the Utility’s annual update includes a revenue requirement of $2.6 billion.

On December 29, 2023, the FERC issued an order denying a 0.5% ROE adder. On January 29, 2024, the Utility filed a request for rehearing of the FERC’s denial of the 0.5% ROE adder for participation in the CAISO, which the FERC denied on June 12, 2024. On June 18, 2024, the Utility and other California IOUs filed an appeal, which the Ninth Circuit Court of Appeals denied on July 11, 2025. After the Ninth Circuit denied a request from the utilities for en banc review on October 7, 2025, they filed a petition for certiorari with the U.S. Supreme Court. On February 23, 2026, the U.S. Supreme Court denied the petition for certiorari.

Other Regulatory Proceedings

Extension of Diablo Canyon Operations

On November 7, 2023, the Utility submitted an application for license renewal with the NRC. On April 2, 2026 the NRC approved the Utility’s 20-year license renewal application for extended operations of DCPP. Continued operation of DCPP beyond October 31, 2029 and October 31, 2030, for Unit 1 and Unit 2, respectively, also requires action by the California Legislature.

SB 884 10-Year Distribution Undergrounding Program

On March 7, 2024, the CPUC approved a resolution that establishes an expedited utility distribution infrastructure undergrounding program pursuant to Public Utilities Code Section 8388.5. The resolution addressed the process and requirements for the CPUC’s review of any large electrical corporation’s 10-year distribution infrastructure undergrounding plan and conditional approval of its related costs. On December 4, 2025, the CPUC approved a resolution that updated and refined the prior resolution and instructed the Utility to file a joint application with SCE and San Diego Gas & Electric Company (“SDGE”) requesting approval of a proposal to resolve several cost recovery issues, including the benefit-cost ratio and audit methodologies, not addressed in the resolution. On February 9, 2026, the utilities submitted that filing.

On February 20, 2025, the OEIS adopted final program guidelines. The OEIS has indicated that it will issue separate compliance guidelines.

LEGISLATIVE INITIATIVES

SB 254

On April 7, 2026, the Wildfire Fund administrator issued its study report pursuant to SB 254. The report sets out policy options for California’s Governor and Legislature to consider. For more information regarding SB 254, see the 2025 Form 10-K.

LITIGATION AND OTHER MATTERS

PG&E Corporation and the Utility have significant contingencies arising from their operations, including contingencies related to matters described in Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and in “Regulatory Matters” above that are incorporated by reference herein. The outcome of these matters, individually or in the aggregate, could have a material effect on PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows.

ENVIRONMENTAL MATTERS

The Utility’s operations are subject to extensive federal, state, and local laws and permits relating to the protection of the environment and the safety and health of the Utility’s personnel and the public.  These laws and requirements relate to a broad range of the Utility’s activities, including the remediation of hazardous substances; the reporting and reduction of carbon dioxide and other GHG emissions; the discharge of pollutants into the air, water, and soil; the reporting of safety and reliability measures for natural gas storage facilities; and the transportation, handling, storage, and disposal of spent nuclear fuel. See “Environmental Remediation Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements Part I, Item 1 of this Form 10-Q, as well as Item 1A: “Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.

RISK MANAGEMENT ACTIVITIES

There have been no material changes to the Utility’s or PG&E Corporation’s risk management activities as previously disclosed in Item 7 of the 2025 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Utility’s or PG&E Corporation’s critical accounting estimates as previously disclosed in Item 7 of the 2025 Form 10-K.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Operating Revenues
Electric	$4,967	$4,135
Natural gas	1,914	1,848
Total operating revenues	6,881	5,983
Operating Expenses
Cost of electricity	561	399
Cost of natural gas	470	496
Operating and maintenance	3,112	2,646
Wildfire-related claims, net of recoveries	—	49
Wildfire Fund expense	102	76
Depreciation, amortization, and decommissioning	1,166	1,097
Total operating expenses	5,411	4,763
Operating Income	1,470	1,220
Interest income	122	117
Interest expense	(803)	(734)
Other income, net	116	70
Income Before Income Taxes	905	673
Income tax provision	20	39
Net Income	885	634
Preferred stock dividend requirement	27	27
Income Available for Common Shareholders	$858	$607
Weighted Average Common Shares Outstanding, Basic	2,199	2,195
Weighted Average Common Shares Outstanding, Diluted	2,281	2,200
Net Income Per Common Share, Basic	$0.39	$0.28
Net Income Per Common Share, Diluted	$0.39	$0.28

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Net Income	$885	$634
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $3 and $2, respectively)	(6)	7
Total other comprehensive income (loss)	(6)	7
Comprehensive Income	879	641
Preferred stock dividend requirement	27	27
Comprehensive Income Available for Common Shareholders	$852	$614

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,131	$713
Restricted cash and restricted cash equivalents (includes $325 million and $225 million related to VIEs at respective dates)	359	259
Accounts receivable
Customers (net of allowance for doubtful accounts of $407 million and $408 million at respective dates) (includes $1.6 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $407 million and $408 million at respective dates)	1,928	2,267
Accrued unbilled revenue (includes $1.3 billion related to VIEs at respective dates)	1,436	1,463
Regulatory balancing accounts	5,025	6,300
Other (net of allowance for doubtful accounts of $72 million and $69 million at respective dates)	1,810	1,719
Regulatory assets	230	305
Inventories
Gas stored underground and fuel oil	68	75
Materials and supplies	763	745
Wildfire Fund asset	295	297
Wildfire self-insurance asset	1,050	1,043
Other	704	644
Total current assets	14,799	15,830
Property, Plant, and Equipment
Property, Plant, and Equipment	131,319	128,989
Construction work in progress	4,754	4,627
Financing lease ROU asset and other	—	2
Total property, plant, and equipment	136,073	133,618
Accumulated depreciation	(37,849)	(37,270)
Net property, plant, and equipment	98,224	96,348
Other Noncurrent Assets
Regulatory assets	15,722	15,981
Customer credit trust	691	804
Nuclear decommissioning trusts	4,185	4,230
Operating lease ROU asset	498	450
Wildfire Fund asset	3,629	3,728
Other (includes noncurrent accounts receivable of $78 million and $67 million related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $15 million at respective dates)	4,205	4,240
Total other noncurrent assets	28,930	29,433
TOTAL ASSETS	$141,953	$141,611

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,675	$2,675
Long-term debt, classified as current (includes $222 million and $221 million related to VIEs at respective dates)	622	821
Accounts payable
Trade creditors	2,836	3,353
Regulatory balancing accounts	1,596	3,119
Other	875	929
Operating lease liabilities	89	90
Interest payable (includes $155 million and $72 million related to VIEs at respective dates)	710	764
Wildfire-related claims	380	524
Other	3,562	4,025
Total current liabilities	12,345	16,300
Noncurrent Liabilities
Long-term debt (includes $11.6 billion and $11.7 billion related to VIEs at respective dates)	60,146	57,387
Regulatory liabilities	20,265	20,188
Pension and other postretirement benefits	537	549
Asset retirement obligations	5,507	5,439
Deferred income taxes	4,425	4,135
Operating lease liabilities	409	360
Financing lease liabilities	—	2
Other	4,817	4,459
Total noncurrent liabilities	96,106	92,519
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	1,579
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,202,224,728 and 2,197,942,874 shares outstanding at respective dates	31,605	31,636
Reinvested earnings	97	(650)
Accumulated other comprehensive loss	(31)	(25)
Total shareholders’ equity	33,250	32,540
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	33,502	32,792
TOTAL LIABILITIES AND EQUITY	$141,953	$141,611

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$885	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,166	1,097
Bad debt expense	89	100
Allowance for equity funds used during construction	(55)	(48)
Deferred income taxes and tax credits, net	294	162
Wildfire Fund expense	102	76
Other	(60)	(38)
Effect of changes in operating assets and liabilities:
Accounts receivable	129	37
Wildfire-related insurance receivable	20	(5)
Inventories	(11)	31
Accounts payable	(4)	91
Wildfire-related claims	(144)	(166)
Other current assets and liabilities	(264)	73
Regulatory assets, liabilities, and balancing accounts, net	(74)	922
Other noncurrent assets and liabilities	357	(118)
Net cash provided by operating activities	2,430	2,848
Cash Flows from Investing Activities
Capital expenditures	(3,356)	(2,635)
Proceeds from sales and maturities of nuclear decommissioning trust investments	400	278
Purchases of nuclear decommissioning trust investments	(434)	(317)
Proceeds from sales and maturities of customer credit trust investments	116	99
Purchases of customer credit investments	—	(669)
Proceeds from sales and maturities of self-insurance investments	324	33
Purchases of self-insurance investments	(357)	(58)
Other	5	5
Net cash used in investing activities	(3,302)	(3,264)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,760	—
Repayments under credit facilities	(2,760)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $13 and $15 at respective dates	3,187	1,735
Repayments of long-term debt	(600)	—
Repayment of AB 1054 recovery bonds	(25)	(24)
Common stock dividends paid	(110)	(55)
Mandatory convertible preferred stock dividends paid	(24)	(23)
Other	(38)	(24)
Net cash provided by financing activities	1,390	1,609
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	518	1,193

Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	972	1,213
Cash, cash equivalents, restricted cash, and restricted cash equivalents at March 31	$1,490	$2,406
Less: Restricted cash and restricted cash equivalents	(359)	(383)
Cash and cash equivalents at March 31	$1,131	$2,023

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(774)	$(707)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,288	$904
Operating lease liabilities arising from ROU assets	67	3
DWR loan forgiveness and performance-based disbursements	4	74
Common stock dividends declared but not yet paid	111	55
Mandatory convertible preferred stock dividends declared but not yet paid	24	24

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount
Balance at December 31, 2025	$1,579	2,197,942,874	$31,636	$(650)	$(25)	$32,540	$252	$32,792
Net income	—	—	—	885	—	885	—	885
Other comprehensive loss	—	—	—	—	(6)	(6)	—	(6)
Common stock issued, net	—	4,281,854	—	—	—	—	—	—
Stock-based compensation amortization	—	—	(31)	—	—	(31)	—	(31)
Common stock dividends declared	—	—	—	(111)	—	(111)	—	(111)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2026	$1,579	2,202,224,728	$31,605	$97	$(31)	$33,250	$252	$33,502

	Preferred Stock	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	$(2,966)	$(19)	$30,149	$252	$30,401
Net income	—	—	—	634	—	634	—	634
Other comprehensive income	—	—	—	—	7	7	—	7
Common stock issued, net	—	4,111,477	(1)	—	—	(1)	—	(1)
Stock-based compensation amortization	—	—	(22)	—	—	(22)	—	(22)
Common stock dividends declared	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2025	$1,579	2,197,685,013	$31,532	$(2,414)	$(12)	$30,685	$252	$30,937

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Operating Revenues
Electric	$4,967	$4,135
Natural gas	1,914	1,848
Total operating revenues	6,881	5,983
Operating Expenses
Cost of electricity	561	399
Cost of natural gas	470	496
Operating and maintenance	3,104	2,638
Wildfire-related claims, net of recoveries	—	49
Wildfire Fund expense	102	76
Depreciation, amortization, and decommissioning	1,166	1,097
Total operating expenses	5,403	4,755
Operating Income	1,478	1,228
Interest income	116	114
Interest expense	(717)	(655)
Other income, net	118	71
Income Before Income Taxes	995	758
Income tax provision	41	63
Net Income	954	695
Preferred stock dividend requirement	3	3
Income Available for Common Stock	$951	$692

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Net Income	$954	$695
Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $3 and $2 respectively)	(6)	7
Total other comprehensive income (loss)	(6)	7
Comprehensive Income	$948	$702

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$441	$353
Restricted cash and restricted cash equivalents (includes $325 million and $225 million related to VIEs at respective dates)	358	258
Accounts receivable
Customers (net of allowance for doubtful accounts of $407 million and $408 million at respective dates) (includes $1.6 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $407 million and $408 million at respective dates)	1,928	2,267
Accrued unbilled revenue (includes $1.3 billion related to VIEs at respective dates)	1,436	1,463
Regulatory balancing accounts	5,025	6,300
Other (net of allowance for doubtful accounts of $72 million and $69 million at respective dates)	1,856	1,725
Regulatory assets	230	305
Inventories
Gas stored underground and fuel oil	68	75
Materials and supplies	763	745
Wildfire Fund asset	295	297
Wildfire self-insurance asset	1,050	1,043
Other	705	643
Total current assets	14,155	15,474
Property, Plant, and Equipment
Property, Plant, and Equipment	131,319	128,989
Construction work in progress	4,753	4,626
Financing lease ROU asset and other	—	2
Total property, plant, and equipment	136,072	133,617
Accumulated depreciation	(37,849)	(37,269)
Net property, plant, and equipment	98,223	96,348
Other Noncurrent Assets
Regulatory assets	15,722	15,981
Customer credit trust	691	804
Nuclear decommissioning trusts	4,185	4,230
Operating lease ROU asset	494	445
Wildfire Fund asset	3,629	3,728
Other (includes noncurrent accounts receivable of $78 million and $67 million related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $15 million at respective dates)	4,010	4,073
Total other noncurrent assets	28,731	29,261
TOTAL ASSETS	$141,109	$141,083
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,675	$2,675
Long-term debt, classified as current (includes $222 million and $221 million related to VIEs at respective dates)	622	821
Accounts payable
Trade creditors	2,833	3,352
Regulatory balancing accounts	1,596	3,119
Other	831	844
Operating lease liabilities	88	90
Interest payable (includes $155 million and $72 million related to VIEs at respective dates)	641	673
Wildfire-related claims	380	524
Other	3,259	3,710
Total current liabilities	11,925	15,808
Noncurrent Liabilities
Long-term debt (includes $11.6 billion and $11.7 billion related to VIEs at respective dates)	53,535	51,766
Regulatory liabilities	20,265	20,188
Pension and other postretirement benefits	470	482
Asset retirement obligations	5,507	5,439
Deferred income taxes	5,035	4,732
Operating lease liabilities	406	355
Financing lease liabilities	—	2
Other	4,832	4,474
Total noncurrent liabilities	90,050	87,438
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	38,482	37,505
Reinvested earnings	(899)	(1,225)
Accumulated other comprehensive loss	(29)	(23)
Total shareholders’ equity	39,134	37,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,109	$141,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$954	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	1,166	1,097
Bad debt expense	89	100
Allowance for equity funds used during construction	(55)	(48)
Deferred income taxes and tax credits, net	306	180
Wildfire Fund expense	102	76
Other	(30)	(22)
Effect of changes in operating assets and liabilities:
Accounts receivable	89	(2)
Wildfire-related insurance receivable	20	(5)
Inventories	(11)	31
Accounts payable	38	92
Wildfire-related claims	(144)	(166)
Other current assets and liabilities	(248)	122
Regulatory assets, liabilities, and balancing accounts, net	(74)	922
Other noncurrent assets and liabilities	386	(117)
Net cash provided by operating activities	2,588	2,955
Cash Flows from Investing Activities
Capital expenditures	(3,356)	(2,635)
Proceeds from sales and maturities of nuclear decommissioning trust investments	400	278
Purchases of nuclear decommissioning trust investments	(434)	(317)
Proceeds from sales and maturities of customer credit trust investments	116	99
Purchases of customer credit investments	—	(669)
Proceeds from sales and maturities of self-insurance investments	324	33
Purchases of self-insurance investments	(357)	(58)
Other	5	5
Net cash used in investing activities	(3,302)	(3,264)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,760	—
Repayments under credit facilities	(2,760)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $3 and $15 at respective dates	2,197	1,735
Repayments of long-term debt	(600)	—
Repayment of AB 1054 recovery bonds	(25)	(24)
Preferred stock dividends paid	(3)	(3)
Common stock dividends paid	(625)	(575)

Equity contribution from PG&E Corporation	977	450
Other	(19)	(8)
Net cash provided by financing activities	902	1,575
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	188	1,266
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	611	977
Cash, cash equivalents, restricted cash, and restricted cash equivalents at March 31	$799	$2,243
Less: Restricted cash and restricted cash equivalents	(358)	(383)
Cash and cash equivalents at March 31	$441	$1,860

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(668)	$(599)
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,288	$904
Operating lease liabilities arising from obtaining ROU assets	67	3
DWR loan forgiveness and performance-based disbursements	4	74

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2025	$258	$1,322	$37,505	$(1,225)	$(23)	$37,837
Net income	—	—	—	954	—	954
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity contribution	—	—	977	—	—	977
Common stock dividend	—	—	—	(625)	—	(625)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2026	$258	$1,322	$38,482	$(899)	$(29)	$39,134

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	7	7
Equity contribution	—	—	450	—	—	450
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$258	$1,322	$36,380	$(1,823)	$(13)	$36,124

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

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and in accordance with the interim period reporting requirements of Form 10-Q and reflect all adjustments which are, in the opinion of the management, of a normal recurring nature and necessary to a fair statement of the results for the interim periods presented. The information as of December 31, 2025 in the Condensed Consolidated Balance Sheets included in this Form 10-Q was derived from the audited Consolidated Balance Sheets in Item 8 of the 2025 Form 10-K. This Form 10-Q should be read in conjunction with the 2025 Form 10-K.

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended March 31,
(in millions)	2026	2025
Electric
Revenue from contracts with customers
Residential	$1,807	$1,834
Commercial	1,592	1,506
Industrial	438	414
Agricultural	205	199
Public street and highway lighting	26	27
Other, net (1)	293	89
Total revenue from contracts with customers - electric	4,361	4,069
Regulatory balancing accounts (2)	606	66
Total electric operating revenue	$4,967	$4,135

Natural gas
Revenue from contracts with customers
Residential	$1,480	$1,709
Commercial	368	399
Transportation service only	490	546
Other, net (1)	(322)	(120)
Total revenue from contracts with customers - gas	2,016	2,534
Regulatory balancing accounts (2)	(102)	(686)
Total natural gas operating revenue	1,914	1,848
Total operating revenues	$6,881	$5,983

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of March 31, 2026, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $89 million and $100 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three months ended March 31, 2026 and 2025, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of March 31, 2026, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $60 million and $88 million, respectively. As of December 31, 2025, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $278 million and $92 million, respectively. The RUBA current balancing account balance decreased from December 31, 2025 to March 31, 2026 primarily due to the annual electric and gas rate true-up, which allows the Utility to recover approximately $278 million in undercollections from residential customers in 2026.

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

As of March 31, 2026, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the three months ended March 31, 2026 and 2025. The Utility accounts for government grants in accordance with ASU 2025-10, Government Grants (Topic 832).

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

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2026	2025
Long-term debt:
Beginning Balance - DWR loan outstanding	$738	$886

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	—	(8)
Operating and maintenance expense - Loan forgiveness and other adjustments	(4)	(57)

Other current liabilities:
Change in performance-based disbursements deferred	—	(9)

Long-term debt:
Ending Balance - DWR loan outstanding	$734	$812

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and the DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the three months ended March 31, 2026 and 2025, the Condensed Consolidated Statements of Income reflected $10 million and $40 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three months ended March 31, 2026, the amount recorded as a deduction to Cost of electricity for income related to government grants for incurred fuel costs to support the extension of DCPP was immaterial to the Condensed Consolidated Statements of Income. During the three months ended March 31, 2025, the Condensed Consolidated Statements of Income reflected $41 million as a deduction to Cost of electricity for income related to government grants for incurred fuel costs to support the extension of DCPP.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the three months ended March 31, 2026 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2026 and December 31, 2025, the SPV had net accounts receivable of $2.9 billion and $3.2 billion, respectively, and outstanding borrowings of $1.8 billion, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the three months ended March 31, 2026 or is expected to be provided in the future that was not previously contractually required. Between 2021 and 2024, PG&E Recovery Funding LLC issued an aggregate of $3.26 billion of senior secured recovery bonds. As of March 31, 2026 and December 31, 2025, PG&E Recovery Funding LLC had outstanding borrowings of $3.0 billion and $3.1 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the three months ended March 31, 2026 or is expected to be provided in the future that was not previously contractually required. In 2022, PG&E Wildfire Recovery Funding LLC issued an aggregate of $7.5 billion of senior secured recovery bonds. As of March 31, 2026 and December 31, 2025, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.1 billion included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of March 31, 2026, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of March 31, 2026, it did not consolidate any of them.

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

In addition to estimating the life of the fund, PG&E Corporation and the Utility also assess the Wildfire Fund asset for accelerated amortization when they record or increase a Wildfire Fund receivable or when reliable information becomes publicly available, including when another participating electric utility discloses a Wildfire Fund receivable. On February 18, 2026, SCE disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 that it has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton fire. As of December 31, 2025, SCE had recorded $1.1 billion in losses related to these settlements. SCE also recorded expected recoveries from the Wildfire Fund of $134 million. As a result, PG&E Corporation and the Utility accelerated the amortization of the Wildfire Fund asset during the three months ended March 31, 2026 as described below.

As of March 31, 2026, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $378 million in Other noncurrent liabilities, $295 million in Current assets - Wildfire Fund asset, and $3.6 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, the Utility recorded amortization and accretion expense of $102 million and $76 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

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

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Service cost for benefits earned (1)	$115	$106	$11	$9
Interest cost	256	252	20	18
Expected return on plan assets	(307)	(263)	(39)	(37)
Amortization of prior service cost (credit)	(1)	(1)	1	1
Amortization of net actuarial loss (gain)	1	—	(4)	(6)
Net periodic benefit cost	64	94	(11)	(15)
Regulatory account transfer (2)	20	(10)	—	—
Total	$84	$84	$(11)	$(15)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended March 31, 2026
Beginning balance	$(47)	$19	$8	$(20)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $3, respectively)	—	—	(6)	(6)
Amounts reclassified from other comprehensive income: (1)
Amortization of net actuarial gain (net of taxes of $0, $1, and $0, respectively)	—	(2)	—	(2)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	2	—	2
Net current period other comprehensive (loss)	—	—	(6)	(6)
Ending balance	$(47)	$19	$2	$(26)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and self-insurance.

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended March 31, 2025
Beginning balance	$(35)	$18	$3	$(14)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $2 respectively)	—	—	7	7
Amounts reclassified from other comprehensive income: (1)
Amortization of net actuarial gain (net of taxes of $0, $1, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	4	—	4
Net current period other comprehensive gain	—	—	7	7
Ending balance	$(35)	$18	$10	$(7)

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

Recently Adopted Accounting Standards

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amended the existing guidance by clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. Under this ASU, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. This ASU became effective for PG&E Corporation and the Utility on January 1, 2026. The adoption of this ASU did not have an immediate impact and is not expected to have a significant impact in future periods on PG&E Corporation and the Utility’s Condensed Consolidated Financial Statements and related disclosures.

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	March 31, 2026	December 31, 2025
Pension benefits	$381	$400
Environmental compliance costs	1,140	1,158
Price risk management	97	100
Catastrophic event memorandum account	466	666
Wildfire-related accounts	1,360	1,626
Deferred income taxes	6,460	6,157
Financing costs	199	202
SB 901 securitization	5,058	5,089
Other	561	583
Total noncurrent regulatory assets	$15,722	$15,981

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	March 31, 2026	December 31, 2025
Cost of removal obligations	$9,680	$9,488
Public purpose programs	1,203	1,169
Employee benefit plans	1,049	1,043
Transmission tower wireless licenses	254	257
SB 901 securitization	5,898	6,010
Wildfire self-insurance	1,041	1,035
Other	1,140	1,186
Total noncurrent regulatory liabilities	$20,265	$20,188

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	March 31, 2026	December 31, 2025
Electric distribution	$2,796	$1,465
Electric transmission	133	122
Gas distribution and transmission	89	142
Energy procurement	1,184	2,711
Public purpose programs	258	151
Wildfire-related accounts	71	84
Residential uncollectibles balancing accounts	60	278
Catastrophic event memorandum account	27	181
Other	407	1,166
Total regulatory balancing accounts receivable	$5,025	$6,300

	Balance at
(in millions)	March 31, 2026	December 31, 2025
Electric transmission	$9	$37
Gas distribution and transmission	92	78
Energy procurement	75	1,502
Public purpose programs	492	472
SFGO sale	20	83
Wildfire-related accounts	420	338
Nuclear decommissioning adjustment mechanism	1	1
Other	487	608
Total regulatory balancing accounts payable	$1,596	$3,119

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.

NOTE 4: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of March 31, 2026:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2030	$5,400	(1)	$(575)	$(291)	$4,534
Utility Receivables Securitization Program (2)	June 2027	1,750	(3)	(1,750)	—	—	(3)
PG&E Corporation revolving credit facility	June 2028	650		—	—	650
Total credit facilities		$7,800		$(2,325)	$(291)	$5,184

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

Long-Term Debt Issuances and Redemptions

Utility

On February 20, 2026, the Utility completed the sale of (i) $400 million aggregate principal amount of 6.100% First Mortgage Bonds due 2029, (ii) $1.0 billion aggregate principal amount of 5.200% First Mortgage Bonds due 2036 and (iii) $800 million aggregate principal amount of 6.000% First Mortgage Bonds due 2056. The Utility used the net proceeds of such issuances for repayment of $600 million aggregate principal amount of 2.95% First Mortgage Bonds due March 1, 2026. The Utility used the remaining net proceeds from the offerings for general corporate purposes.

PG&E Corporation

On February 19, 2026, PG&E Corporation completed the sale of $1.0 billion aggregate principal amount of 6.850% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056. These notes initially bear interest at the rate of 6.850% per annum, and beginning September 15, 2031 and every five year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.225% (but not below 6.850%). PG&E Corporation used the net proceeds for general corporate purposes, including repayment of indebtedness.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”).

As of both March 31, 2026 and December 31, 2025, the Condensed Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.14 billion, with unamortized debt issuance costs of $11 million and $13 million, respectively, included in Long-term debt. For both the three months ended March 31, 2026 and 2025, the Condensed Consolidated Statements of Income reflected the total interest expense of approximately $23 million.

For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K. As of March 31, 2026, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The customer credit trust (see Note 9 below) funds a customer credit to ratepayers, designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds to offset the fixed recovery charge. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the three months ended March 31, 2026 and 2025.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. As of March 31, 2026, the Utility had made all required upfront contributions. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2026, the Utility recorded $82 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2025, the Utility recorded $74 million for amortization of the regulatory asset and liability in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2026	2025
Balance at January 1	$5,089	$5,194
Amortization	(31)	(19)
Balance at March 31	$5,058	$5,175

	SB 901 securitization regulatory liability
(in millions)	2026	2025
Balance at January 1	$(6,010)	$(6,295)
Amortization	113	93
Additions(1)	(1)	(1)
Balance at March 31	$(5,898)	$(6,203)

(1) Includes $1 million of returns on investments in the customer credit trust expected to be credited to customers for each of the three months ended March 31, 2026 and 2025.

NOTE 6: EQUITY

Dividends

Subject to the dividend restrictions as described in Notes 6 and 7 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K, any decision to declare and pay dividends in the future will be made at the discretion of PG&E Corporation’s and the Utility’s Boards of Directors and will depend on, among other things, results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Boards of Directors may deem relevant.

The following table summarizes the dividends paid or declared by PG&E Corporation and the Utility in 2026:

Security	Amount per Share	Aggregate amount (in millions)	Date of Declaration	Record Date	Payment Date
PG&E Corporation common stock	$0.05	$110	December 11, 2025	December 31, 2025	January 15, 2026
	0.05	111	February 19, 2026	March 31, 2026	April 15, 2026
Utility common stock	(1)	625	February 19, 2026	(1)	March 30, 2026
PG&E Corporation mandatory convertible preferred stock	0.75	24	December 11, 2025	February 13, 2026	March 1, 2026
	0.75	24	February 19, 2026	May 15, 2026	June 1, 2026
Utility preferred stock	varies by series	3.5	December 11, 2025	January 30, 2026	February 15, 2026
	varies by series	3.5	February 19, 2026	April 30, 2026	May 15, 2026

(1) PG&E Corporation owns all of the outstanding shares of the Utility’s common stock.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Numerator:
Income available for common shareholders, basic	$858	$607
Mandatory Convertible Preferred Stock dividends	24	—
Income available for common shareholders, diluted	$882	$607

Denominator:
Weighted average common shares outstanding, basic(1)	2,199	2,195
Dilutive effect of Employee stock-based compensation	4	5
Dilutive effect of Mandatory Convertible Preferred Stock	78	—
Weighted average common shares outstanding, diluted	2,281	2,200

Total income per common share:
Basic	$0.39	$0.28
Diluted	$0.39	$0.28

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	March 31, 2026	December 31, 2025
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	204,557,995	232,825,834
	Options	34,175,000	48,215,000
Electricity (MWh)	Forwards, futures, and swaps	6,903,828	7,196,942
	Options	2,678,000	1,650,800
	Congestion Revenue Rights (3)	83,584,734	93,712,644

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of March 31, 2026, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$152	$(28)	$19	$143
Noncurrent assets – other	156	(2)	—	154
Current liabilities – other	(103)	28	11	(64)
Noncurrent liabilities – other	(99)	2	—	(97)
Total commodity risk	$106	$—	$30	$136

As of December 31, 2025, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$165	$(46)	$—	$119
Noncurrent assets – other	170	(6)	—	164
Current liabilities – other	(169)	46	—	(123)
Noncurrent liabilities – other	(106)	6	—	(100)
Total commodity risk	$60	$—	$—	$60

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. One major credit agency continues to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of March 31, 2026, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$1,016	$—	$—	$—	$1,016
Self-insurance investments
Short-term investments	1,178	—	—	—	1,178
Total Self-insurance investments (2)	1,178	—	—	—	1,178
Nuclear decommissioning trusts
Short-term investments	53	—	—	—	53
Global equity securities	2,336	—	—	—	2,336
Fixed-income securities	1,518	1,107	—	—	2,625
Assets measured at NAV	—	—	—	—	25
Total nuclear decommissioning trusts (3)	3,907	1,107	—	—	5,039
Customer credit trust
Short-term investments	127	—	—	—	127
Global equity securities	—	—	—	—	—
Fixed-income securities	178	386	—	—	564
Total customer credit trust	305	386	—	—	691
Price risk management instruments (Note 8)
Electricity	—	31	260	(9)	282
Gas	—	17	—	(2)	15
Total price risk management instruments	—	48	260	(11)	297
Rabbi trusts
Short-term investments	117	—	—	—	117
Global equity securities	5	—	—	—	5
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	122	65	—	—	187
Long-term disability trust
Short-term investments	1	—	—	—	1
Assets measured at NAV	—	—	—	—	127
Total long-term disability trust	1	—	—	—	128
TOTAL ASSETS	$6,529	$1,606	$260	$(11)	$8,536
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$31	$168	$(39)	$160
Gas	—	3	—	(2)	1
TOTAL LIABILITIES	$—	$34	$168	$(41)	$161

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements.
(2) Includes approximately $1 billion and $119 million held in the entities for wildfire and non-wildfire self-insurance, respectively.
(3) Represents amount before deducting $854 million primarily related to deferred taxes on appreciation of investment value.

	Fair Value Measurements
	At December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$634	$—	$—	$—	$634
Self-insurance investments
Short-term investments	1,120	—	—	—	1,120
Total Self-insurance investments(2)	1,120	—	—	—	1,120
Nuclear decommissioning trusts
Short-term investments	94	—	—	—	94
Global equity securities	2,433	—	—	—	2,433
Fixed-income securities	1,445	1,113	—	—	2,558
Assets measured at NAV	—	—	—	—	26
Total nuclear decommissioning trusts (3)	3,972	1,113	—	—	5,111
Customer credit trust
Short-term investments	111	—	—	—	111
Global equity securities		—	—	—	—
Fixed-income securities	367	326	—	—	693
Total customer credit trust	478	326	—	—	804
Price risk management instruments (Note 8)
Electricity	—	19	283	(6)	296
Gas	—	33	—	(46)	(13)
Total price risk management instruments	—	52	283	(52)	283
Rabbi trusts
Short-term investments	115	—	—	—	115
Global equity securities	5	—	—	—	5
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	120	65	—	—	185
Long-term disability trust
Short-term investments	10	—	—	—	10
Assets measured at NAV	—	—	—	—	127
Total long-term disability trust	10	—	—	—	137
TOTAL ASSETS	$6,334	$1,556	$283	$(52)	$8,274
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$80	$130	$(6)	$204
Gas	—	65	—	(46)	19
TOTAL LIABILITIES	$—	$145	$130	$(52)	$223

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements.
(2) Includes $1 billion and $77 million held in the entities for wildfire and non-wildfire self-insurance, respectively.
(3) Represents amount before deducting $881 million primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the three months ended March 31, 2026 or 2025.

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

	Fair Value (in millions)
	At March 31, 2026		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$229	$75	Market approach	CRR auction prices	$ (79) - 74 / 2
Power purchase agreements	$31	$93	Discounted cash flow	Forward prices	$ 10 - 102 / 51

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value (in millions)
	At December 31, 2025		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$252	$83	Market approach	CRR auction prices	$ (74) - 74 / 2
Power purchase agreements	$31	$47	Discounted cash flow	Forward prices	$ 11 - 106 / 53

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three months ended March 31, 2026 and 2025:

	Price Risk Management Instruments
(in millions)	2026	2025
Asset balance as of January 1	$153	$127
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(61)	(1)
Asset balance as of March 31	$92	$126

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets, and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, and customer deposits approximate their carrying values as of March 31, 2026 and December 31, 2025, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At March 31, 2026		At December 31, 2025
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$6,326	$6,715	$5,360	$5,697
Utility	41,887	38,779	38,145	35,565

(1) As of March 31, 2026, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.1 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2026
Nuclear decommissioning trusts
Short-term investments	$53	$—	$—	$53
Global equity securities	323	2,045	(7)	2,361
Fixed-income securities	2,647	30	(52)	2,625
Total (1)	$3,023	$2,075	$(59)	$5,039
As of December 31, 2025
Nuclear decommissioning trusts
Short-term investments	$94	$—	$—	$94
Global equity securities	324	2,140	(5)	2,459
Fixed-income securities	2,557	48	(47)	2,558
Total (1)	$2,975	$2,188	$(52)	$5,111

(1) Represents amounts before deducting $854 million and $881 million as of March 31, 2026 and December 31, 2025, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2026
Less than 1 year	$58
1–5 years	904
5–10 years	592
More than 10 years	1,071
Total maturities of fixed-income securities	$2,625

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2026	2025
Proceeds from sales and maturities of nuclear decommissioning trust investments	$400	$278
Gross realized gains on securities	21	2
Gross realized losses on securities	(8)	(6)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of March 31, 2026
Customer credit trust
Short-term investments	$127	$—	$—	$127
Global equity securities	—	—	—	—
Fixed-income securities	566	1	(3)	564
Total	$693	$1	$(3)	$691
As of December 31, 2025
Customer credit trust
Short-term investments	$111	$—	$—	$111
Global equity securities	—	—	—	—
Fixed-income securities	689	5	(1)	693
Total	$800	$5	$(1)	$804

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	March 31, 2026
Less than 1 year	$22
1–5 years	354
5–10 years	51
More than 10 years	137
Total maturities of fixed-income securities	$564

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended March 31,
(in millions)	2026	2025
Proceeds from sales and maturities of customer credit trust investments	$116	$99
Gross realized gains on securities	5	3
Gross realized losses on securities	(3)	(3)

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

If the Utility’s facilities, such as its electric distribution and transmission lines, are judicially determined to be the substantial cause of the following matters, and the doctrine of inverse condemnation applies, the Utility could be liable for property damage, business interruption, interest, and attorneys’ fees without having been found negligent. California courts have imposed liability under the doctrine of inverse condemnation in legal actions brought by property holders against utilities on the grounds that losses borne by the person whose property was damaged through a public use undertaking should be spread across the community that benefited from such undertaking, and based on the assumption that utilities have the ability to recover these costs through rates. Further, California courts have determined that the doctrine of inverse condemnation is applicable regardless of whether the CPUC ultimately allows recovery by the utility for any such costs. The CPUC may decide not to authorize cost recovery even if a court decision were to determine that the Utility is liable as a result of the application of the doctrine of inverse condemnation. In addition to claims for property damage, business interruption, interest, and attorneys’ fees under inverse condemnation, PG&E Corporation and the Utility could be liable for fire suppression costs, evacuation costs, medical expenses, personal injury damages, punitive damages, and other damages under other theories of liability in connection with the following wildfire events, including if PG&E Corporation or the Utility were found to have been negligent.

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through March 31, 2026.

Payments (in millions)
2019 Kincade Fire	$1,318
2021 Dixie Fire	2,009
2022 Mosquito Fire	169
Total at March 31, 2026	$3,496

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

As of April 15, 2026, PG&E Corporation and the Utility have settled or reached settlements in principle with substantially all known individual plaintiffs.

In October 2022, the Utility entered into a tolling agreement with Cal OES, extending their time to file a complaint.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2019 Kincade fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $1.325 billion as of December 31, 2025 (before available insurance). The aggregate liability remained unchanged as of March 31, 2026.

PG&E Corporation’s and the Utility’s accrued estimated losses represent the best estimate of the liability and do not include any claims related to Cal OES.

The following table presents changes in the best estimate of PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2019 Kincade fire since December 31, 2025.

Loss Accrual (in millions)
Balance at December 31, 2025	$38
Accrued Losses	—
Payments	(31)
Balance at March 31, 2026	$7

The Utility has fully collected its liability insurance coverage for third-party liability attributable to the 2019 Kincade fire, which was for an aggregate amount of $430 million.

As of March 31, 2026, the Utility had received $115 million from the Wildfire Fund related to the 2019 Kincade fire. The Utility has recorded a deferred gain for this amount, which is included in Other noncurrent liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below.

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

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. Based on the information currently available to the Utility, through its ongoing investigation, including its inspection records, operating and inspection protocols and procedures, implementation of those protocols and procedures, and day-of-event response, the Utility believes its personnel acted reasonably (within the meaning of the applicable prudency standard discussed under “Regulatory Recovery” below) given the information available at the time and followed applicable policies and protocols both before ignition and in the day-of-event response. While an intervenor in the Utility’s proceeding for review and recovery of costs associated with the 2019 Kincade fire and 2021 Dixie fire under AB 1054 or a future cost recovery proceeding may argue the Cal Fire Investigation Report itself creates serious doubt with respect to the reasonableness of the Utility’s conduct, PG&E Corporation and the Utility do not believe the report identifies sufficient facts to shift the burden of proof applicable in a proceeding for cost recovery to the Utility. (See “Regulatory Recovery” and “Wildfire Fund Recoveries under AB 1054 and SB 254” below.) PG&E Corporation and the Utility disagree with many allegations in the Cal Fire Investigation Report and plan to vigorously contest them. However, if the CPUC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

As of April 15, 2026, PG&E Corporation and the Utility are aware of approximately 190 complaints on behalf of at least 9,062 individual plaintiffs related to the 2021 Dixie fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. A trial with respect to one plaintiff has been scheduled for December 2, 2026. The court has scheduled and vacated numerous bellwether trial dates, including the previously scheduled bellwether trial date of June 23, 2025. No bellwether trial is scheduled. Pursuant to an agreed-upon alternative dispute resolution protocol, a voluntary process for plaintiffs to mediate their cases, when a mediation does not resolve a plaintiff’s case, the plaintiff can opt to pursue a “damages-only” trial. One request for the court to set a damages-only trial is pending; the court has vacated all other previously scheduled damages-only trial dates.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. The Utility filed an amended answer to the complaint on September 30, 2024. On October 10, 2024, Cal Fire filed a demurrer and motion to strike portions of the amended answer. On February 7, 2025, the court issued a ruling sustaining Cal Fire’s demurrer and striking portions of the Utility’s amended answer. On April 7, 2025, the Utility filed a petition for writ of mandate in the California First District Court of Appeal, seeking an order directing the trial court to reverse the ruling on Cal Fire’s demurrer and motion to strike. On April 30, 2025, in response to the Court of Appeal’s request, Cal Fire filed an opposition to the Utility’s writ. The Utility filed a reply to the opposition on May 9, 2025. On February 13, 2026, the Court of Appeal denied the writ without opinion. The Utility filed a petition for review with the California Supreme Court, and on April 22, 2026, the California Supreme Court granted the petition for review and transferred the matter back to the Court of Appeal, with directions to vacate its order denying mandate and to issue an order to show cause why the relief sought in the petition should not be granted.

In February 2023, the Utility entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

PG&E Corporation and the Utility are aware of a separate putative class complaint, primarily seeking relief in the form of medical monitoring. On January 28, 2026, plaintiffs filed their fifth amended complaint in that case. On December 12, 2025, plaintiffs filed their motion for class certification, and the hearing date on the motion is scheduled for July 8, 2026.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $2.15 billion as of December 31, 2025 (before available recoveries). The aggregate liability remained unchanged as of March 31, 2026.

PG&E Corporation’s and the Utility’s accrued estimated losses of $2.15 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than Cal Fire, including for fire suppression costs and damages related to federal land, (iv) class action medical monitoring costs, or (v) any other amounts that are not reasonably estimable.

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

The following table presents changes in PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2021 Dixie fire since December 31, 2025.

Loss Accrual (in millions)
Balance at December 31, 2025	$243
Accrued Losses	—
Payments	(101)
Balance at March 31, 2026	$142

As of March 31, 2026, the Utility recorded an insurance receivable of $521 million for probable insurance recoveries in connection with the 2021 Dixie fire.

The Utility recorded an aggregate Wildfire Fund receivable of $1.15 billion for probable recoveries in connection with the 2021 Dixie fire, of which it had received $892 million as of March 31, 2026. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of March 31, 2026, the Utility also recorded a $97 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $539 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

As of April 15, 2026, PG&E Corporation and the Utility are aware of approximately 30 complaints on behalf of at least 2,931 individual plaintiffs related to the 2022 Mosquito fire. Placer County Water Agency (“PCWA”), Middle Fork Project Finance Authority, and the Regents of the University of California have each filed a complaint. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. In January 2026, PG&E Corporation and the Utility entered into a settlement agreement with five public entities, and their complaint was dismissed on February 4, 2026. In April 2026, PG&E Corporation and the Utility entered into a settlement agreement with PCWA and Middle Fork Project Finance Authority. The court vacated the previously scheduled individual claimant bellwether trial date for April 13, 2026. No individual claimant bellwether trial date is set.

On May 28, 2025, the Utility executed an amendment to a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

On August 21, 2025, Cal Fire filed a complaint against the Utility for fire suppression and investigation costs.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $350 million as of December 31, 2025 (before available recoveries). During the first quarter of 2026, PG&E Corporation and the Utility recorded additional charges of $50 million for an aggregate liability of $400 million (before available recoveries).

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

The following table presents changes in PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2022 Mosquito fire since December 31, 2025.

Loss Accrual (in millions)
Balance at December 31, 2025	$243
Accrued Losses	50
Payments	(62)
Balance at March 31, 2026	$231

As of March 31, 2026, the Utility recorded an insurance receivable of $416 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including claims and legal fees. As of March 31, 2026, the Utility also recorded a $7 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $54 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of March 31, 2026 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$521	$416
FERC TO rates	97	7
WEMA	539	54
Wildfire Fund	1,150	—
Probable recoveries at March 31, 2026 (1)	$2,307	$477

(1) Includes legal costs of $152 million and $76 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of March 31, 2026.

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

Insurance Receivable

As of March 31, 2026, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $521 million and $416 million in connection with the 2021 Dixie fire and the 2022 Mosquito fire, respectively. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2021 Dixie fire and 2022 Mosquito fire since December 31, 2025:

Insurance Receivable (in millions)	2021 Dixie fire	2022 Mosquito fire	Total
Balance at December 31, 2025	$1	$281	$282
Accrued insurance recoveries	—	53	53
Reimbursements	—	(73)	(73)
Balance at March 31, 2026	$1	$261	$262

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

FERC TO Rates

The Utility recognizes income subject to potential refunds through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to FERC transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on an order from the FERC approving an all-party settlement in the TO21 rate case, as of March 31, 2026, the Utility recorded reductions of $97 million and $7 million regarding the 2021 Dixie fire and the 2022 Mosquito fire, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of March 31, 2026, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery, and the Utility recorded $539 million and $54 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund Recoveries under AB 1054 and SB 254

AB 1054 became law on July 12, 2019, and SB 254 became law on September 19, 2025. AB 1054 provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. SB 254 provides for a Continuation Account which is designed to provide additional liquidity to reimburse catastrophic wildfire-related claims that occur after September 19, 2025, subject to the terms and conditions of SB 254. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund and the Continuation Account. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any coverage year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of March 31, 2026 reflects an expectation that the coverage year will be based on the calendar year.

Utilities that draw from the Wildfire Fund or the Continuation Account will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses. As amended by SB 254, the reimbursement requirement is subject to a disallowance cap equal to 20% of the equity portion of the utility’s electric transmission and distribution rate base in the year of the ignition. A utility would not be required to reimburse the Wildfire Fund or the Continuation Account for disallowances that exceed the disallowance cap in the aggregate in a three calendar-year period. For the Continuation Account, the amount of reimbursement would also be reduced by the amount of contributions for which the utility has not claimed a reduction. For the Utility, the disallowance cap would be approximately $5.1 billion for 2026. This disallowance cap is based on the equity portion of the Utility’s forecasted weighted-average 2026 electric transmission and distribution rate base, which is subject to adjustment based on changes in the Utility’s electric transmission and distribution rate base. The disallowance cap is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund or the Continuation Account, resulting in a draw-down of the Wildfire Fund or Continuation Account, as applicable.

Before the expiration of any current safety certification, the Utility must request a new safety certification from the OEIS, which the Utility expects to be issued within 90 days if the Utility has provided documentation that it has satisfied the requirements for the safety certification pursuant to Section 8389(e) of the Public Utilities Code, added by AB 1054. An issued safety certification is valid for 12 months or until a timely request for a new safety certification is acted upon, whichever occurs later. The safety certification is separate from the CPUC’s enforcement authority and does not preclude the CPUC from pursuing remedies for safety or other applicable violations. On March 2, 2026, the OEIS approved the Utility’s 2025 application and issued the Utility’s 2025 safety certification.

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

As of March 31, 2026, PG&E Corporation and the Utility recorded $251 million and $7 million in Accounts receivable - Other and Other noncurrent assets, respectively, for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claim payments received from the Wildfire Fund, for the 2021 Dixie fire since December 31, 2025:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2025	$299
Accrued Wildfire Fund recoveries	—
Claims paid by Wildfire Fund	(41)
Balance at March 31, 2026	$258

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

On January 10, 2026, PERA filed a motion for preliminary approval of a $100 million proposed settlement among PERA, the defendants, PG&E Corporation, and the Utility, to resolve the consolidated securities actions. The proposed settlement is subject to District Court approval. On February 26, 2026, the District Court entered an order preliminarily approving the settlement and scheduled the settlement approval hearing for August 25, 2026. Putative class members would have the right to opt out of the proposed settlement.

On March 21, 2023, another group of shareholders filed a separate action in the District Court against certain former officers and directors, entitled Orbis Capital Limited et al., v. Williams et al., alleging similar claims to those alleged in In re PG&E Corporation Securities Litigation. In April 2026, PG&E Corporation and the Utility settled with this group of shareholders. On April 22, 2026, the shareholders filed a request for dismissal pursuant to that settlement agreement, and the District Court terminated the case.

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

PG&E Corporation and the Utility have engaged in settlement efforts with respect to the Subordinated Claims. All such settlements have been conditioned upon, among other things, resolution of that claimant’s Wildfire-Related Non-Bankruptcy Securities Claims. If any of the Subordinated Claims are ultimately not settled, PG&E Corporation and the Utility expect that those Subordinated Claims will be resolved by the Bankruptcy Court in the claims reconciliation process and treated as described above under the Plan. Under the Plan, after the Emergence Date, PG&E Corporation and the Utility have the authority to compromise, settle, object to, or otherwise resolve proofs of claim, and the Bankruptcy Court retains jurisdiction to hear disputes arising in connection with disputed claims. With respect to the Subordinated Claims, the claims reconciliation process may include litigation of the merits of such claims, including the filing of motions, fact discovery, and expert discovery. The total number and amount of allowed Subordinated Claims, if any, was not determined at the Emergence Date. To the extent any such claims are allowed, such claims could result in (a) the issuance of shares of common stock of PG&E Corporation with respect to allowed HoldCo Rescission or Damage Claims, or (b) the payment of cash with respect to allowed Subordinated Debt Claims.

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

PG&E Corporation and the Utility have worked to resolve the Subordinated Claims in accordance with procedures approved by the Bankruptcy Court, including by collecting trading information from holders of Subordinated Claims. Also, pursuant to those procedures, PG&E Corporation and the Utility have filed numerous omnibus objections in the Bankruptcy Court to certain of the Subordinated Claims. The Bankruptcy Court has entered several orders disallowing and expunging Subordinated Claims that were subject to these omnibus objections, and certain Subordinated Claims subject to these omnibus objections remain pending. PG&E Corporation and the Utility expect to continue to act under the procedures approved by the Bankruptcy Court to resolve the Subordinated Claims, including prosecuting omnibus objections with respect to certain of the Subordinated Claims as necessary.

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

Tax Matters

PG&E Corporation’s tax returns have been accepted through 2015 for federal income tax purposes. The Internal Revenue Service (“IRS”) is auditing PG&E Corporation’s tax returns for 2015 through 2018. The most significant unresolved matter relates to the deductibility of approximately $850 million in costs for San Bruno related safety spend, which the CPUC did not allow the Utility to recover through rates, and $400 million in customer bill credits. PG&E Corporation records an income tax benefit related to a deduction for an uncertain tax position when it determines it is more likely than not that the uncertain tax position will ultimately be sustained. In 2024, PG&E Corporation decreased its Income tax benefit by $70 million after the Office of Chief Counsel of the IRS issued a technical advice memorandum taking the position that the costs the Utility incurred for San Bruno related to safety spend and customer bill credits are nondeductible fines or penalties. PG&E Corporation intends to defend itself vigorously as to all costs in this matter.

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Estimated liabilities for contingencies related to such matters totaled $145 million and $78 million as of March 31, 2026 and 2025, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10 above. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	March 31, 2026	December 31, 2025
Topock natural gas compressor station	$301	$315
Hinkley natural gas compressor station	96	99
Former MGP sites owned by the Utility or third parties (1)	867	715
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	75	71
Fossil fuel-fired generation facilities and sites (3)	17	17
Total environmental remediation liability	$1,356	$1,217

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

The Utility’s environmental remediation liability as of March 31, 2026, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations, but the Utility’s actual costs could materially exceed its estimates. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  As of March 31, 2026, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

The table below presents the high end of the range for the Utility's potential losses and whether HSMA recovery is available.

	Balance at March 31, 2026
(in millions)	Low end of the range	High end of the range	HSMA Recovery (1)
Topock natural gas compressor station (2)	$301	$498	Available
Hinkley natural gas compressor station (2)	96	218	Unavailable
Former MGP sites owned by the Utility or third parties (3)	867	1,400	Available
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (4)	75	151	Available
Fossil fuel-fired generation facilities and sites (5)	17	30	Unavailable

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

NEIL provides insurance coverage for property damages and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at the Utility’s two nuclear generating units at DCPP. NEIL provides property damage and business interruption coverage of up to $3.2 billion per nuclear incident and $2.5 billion per non-nuclear incident for DCPP. For the Humboldt Bay independent spent fuel storage installation, NEIL provides up to $50 million of coverage for nuclear and non-nuclear property damages. NEIL also provides coverage for damages caused by acts of terrorism and cyberattacks at nuclear power plants. Through NEIL, there is up to $3.2 billion available to the membership to cover this exposure. These coverage amounts are shared by all NEIL members and all nuclear and non-nuclear property insurance policies issued by NEIL. EMANI shares losses with NEIL, as part of the first $400 million of coverage within the current nuclear insurance program. EMANI also provides an additional $200 million in excess insurance for property damage and business interruption losses incurred by the Utility if a nuclear or non-nuclear event were to occur at DCPP. If NEIL losses in any policy year exceed accumulated funds, the Utility could be subject to a retrospective assessment.  If NEIL were to exercise this assessment, the maximum aggregate annual retrospective premium obligation for the Utility would be approximately $44 million.  For more information about the Utility’s nuclear insurance coverage, see Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.

Purchase Commitments

In the ordinary course of business, the Utility enters into various agreements to purchase power and electric capacity; natural gas supply, transportation, and storage; nuclear fuel supply and services; and various other commitments. As of December 31, 2025, the Utility had undiscounted future expected obligations of approximately $33 billion. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, management of PG&E Corporation and the Utility carried out an evaluation, under the supervision and with the participation of their respective principal executive officers and principal financial officers, of the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, PG&E Corporation’s and the Utility’s respective principal executive officers and principal financial officers concluded that such controls and procedures were effective as of the end of the period covered by this Form 10-Q.

There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following proceedings, PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, including updates to information reported under Item 3: “Legal Proceedings” of the 2025 Form 10-K, see Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and Part I, Item 2: “Litigation Matters.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On March 11, 2026, Marlene Santos, who serves as the Executive Vice President, Enterprise Transformation Office of PG&E Corporation and Pacific Gas and Electric Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of an indeterminate number of shares of PG&E Corporation common stock. The number of shares that may be sold under this Rule 10b5-1 trading arrangement will vary based on the number of shares that Ms. Santos receives when her performance share units (“PSUs”) vest. Assuming that the PSUs vest at 100% of target, this Rule 10b5-1 plan would entail the sale of 374,428 shares, but the actual number could vary based on the number of PSUs that vest. In addition, the maximum number of shares to be sold will be reduced by shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement. The trading arrangement will terminate on the earlier of December 31, 2027 or the execution of the sale of all covered shares.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K dated December 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Determination of 6.000% Series A Mandatory Convertible Preferred Stock of PG&E Corporation, filed with the Secretary of State of the State of California and effective as of December 5, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated December 2, 2024 (File No. 112609), Exhibit 3.1)

3.3		Bylaws of PG&E Corporation, Amended and Restated as of December 12, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated December 12, 2024 (File No. 1-12609), Exhibit 3.1)

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 11, 2025 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 11, 2025 (File No. 1-2348), Exhibit 3.1)

4.1
Second Supplemental Indenture, dated as of February 19, 2026 between PG&E Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of the notes) (incorporated by reference to PG&E Corporation’s Form 8-K dated February 17, 2026 (File No. 1-12609), Exhibit 4.1)

4.2
Thirty-Third Supplemental Indenture, dated as of February 20, 2026, relating to the 2036 Bonds and the 2056 Bonds, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of the 2036 bonds and the 2056 bonds) (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated February 18, 2026 (File No. 1-2348), Exhibit 4.1)

10.1	*	Pacific Gas and Electric Company Officer Relocation Guide, effective as of January 1, 2026

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Chief Executive Officers and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: April 22, 2026