Form 10-Q
period 2026-06-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2026-07-23
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					June 30, 2026
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of July 15, 2026:
PG&E Corporation:	2,680,110,496*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS
NOTE 4: DEBT
NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST
NOTE 6: EQUITY
NOTE 7: EARNINGS PER SHARE
NOTE 8: DERIVATIVES
NOTE 9: FAIR VALUE MEASUREMENTS
NOTE 10: WILDFIRE-RELATED CONTINGENCIES
NOTE 11: OTHER CONTINGENCIES AND COMMITMENTS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Part I, Item 3
CONTROLS AND PROCEDURES	Part I, Item 4
LEGAL PROCEEDINGS	Part II, Item 1
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	Part II, Item 2

OTHER INFORMATION	Part II, Item 5
EXHIBITS	Part II, Item 6
SIGNATURES

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AB	Assembly Bill
ASU	accounting standard update issued by the Financial Accounting Standards Board
Bankruptcy Court	the United States Bankruptcy Court for the Northern District of California
CAISO	California Independent System Operator Corporation
Cal Fire	California Department of Forestry and Fire Protection
Cal OES	California Governor’s Office of Emergency Services
CEMA	Catastrophic Event Memorandum Account
Chapter 11	Chapter 11 of Title 11 of the United States Code
Chapter 11 Cases	the voluntary cases commenced by each of PG&E Corporation and the Utility under Chapter 11 on January 29, 2019
Continuation Account	the account established statewide by SB 254 that expands the existing Wildfire Fund
CPUC	California Public Utilities Commission
CRR	congestion revenue rights
DCPP	Diablo Canyon Power Plant
District Court	United States District Court for the Northern District of California
DOE	United States Department of Energy
DOE Loan Guarantee Agreement	Loan Guarantee Agreement, dated as of January 17, 2025, between the Utility and the DOE
DWR	California Department of Water Resources
EMANI	European Mutual Association for Nuclear Insurance
Emergence Date	July 1, 2020, the effective date of the Plan in the Chapter 11 Cases
EPS	earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fire Victim Trust	The trust established pursuant to the Plan for the benefit of holders of the Fire Victim Claims into which the Aggregate Fire Victim Consideration (as defined in the Plan) has been, and will continue to be, funded
First Mortgage Bonds	bonds issued pursuant to the Indenture of Mortgage, dated as of June 19, 2020, between the Utility and The Bank of New York Mellon Trust Company, N.A., as amended and supplemented
Form 10-K	PG&E Corporation’s and the Utility’s joint Annual Report on Form 10-K
Form 10-Q	PG&E Corporation’s and the Utility’s joint Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GRC	general rate case
HSMA	Hazardous Substance Memorandum Account
IOUs	investor-owned utility(ies)
Lakeside Building	300 Lakeside Drive, Oakland, California, 94612
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, of this Form 10-Q
MGP	manufactured gas plants
MWh	one megawatt continuously for one hour
NAV	net asset value
NEIL	Nuclear Electric Insurance Limited, a mutual insurer owned by utilities with nuclear facilities
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety (successor to the Wildfire Safety Division of the CPUC)
Plan	PG&E Corporation and the Utility, Knighthead Capital Management, LLC, and Abrams Capital Management, LP Joint Chapter 11 Plan of Reorganization, dated as of June 19, 2020
PD	proposed decision

PSPS	Public Safety Power Shutoff
Receivables Securitization Program	The accounts receivable securitization program entered into by the Utility on October 5, 2020, providing for the sale of a portion of the Utility's accounts receivable and certain other related rights to the SPV, which, in turn, obtains loans secured by the receivables from financial institutions
ROE	return on equity
ROU asset	right-of-use asset
RUBA	Residential Uncollectibles Balancing Account
SB	Senate Bill
SCE	Edison International and Southern California Edison Company
SEC	United States Securities and Exchange Commission
SFGO	The Utility’s former San Francisco General Office headquarters complex
SPV	PG&E AR Facility, LLC
TO	Transmission Owner
USFS	United States Forest Service
Utility	Pacific Gas and Electric Company
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

•the risks and uncertainties associated with wildfires that have occurred or may occur in the Utility’s service area, including the wildfire that began on July 13, 2021 near the Cresta Dam in the Feather River Canyon in Plumas County, California (the “2021 Dixie fire”), the wildfire that began on September 6, 2022 near Oxbow Reservoir in Placer County, California (the “2022 Mosquito fire”), and any other wildfires for which the causes have yet to be determined; the damage caused by such wildfires; the extent of the Utility’s liability in connection with such wildfires (including the risk that the Utility may be found liable for damages regardless of fault); investigations into such wildfires, including those being conducted by the CPUC; potential liabilities in connection with fines or penalties that could be imposed on the Utility if the CPUC or any other enforcement agency were to bring an enforcement action in respect of any such fire; and the risk that the Utility is not able to recover costs from the Wildfire Fund, the Continuation Account, or other third parties or through rates;

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

◦the environment, including the costs incurred to discharge the Utility’s remediation obligations or the costs to comply with standards for greenhouse gas (“GHG”) emissions, renewable energy targets, energy efficiency standards, distributed energy resources, and electric vehicles;

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

•the risks and uncertainties associated with PG&E Corporation’s and the Utility’s substantial indebtedness and the limitations on their operating flexibility in the documents governing that indebtedness, including the extent to which the Utility draws on the DOE loan facility;

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

The discussions related to the results of operations and liquidity for the three and six months ended June 30, 2025 compared to the same periods in 2024 are incorporated by reference to Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PG&E Corporation’s and the Utility’s combined Form 10-Q for the three and six months ended June 30, 2025, which was filed with the SEC in July 2025.

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

The financial impact of past wildfires has been significant. In addition to significant liabilities incurred for past wildfires, PG&E Corporation and the Utility have and will continue to incur substantial expenditures in connection with these initiatives. The extent to which the Utility will be able to recover these expenditures and other potential costs through rates is uncertain. The Utility could also face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for noncompliance related to wildfire mitigation efforts.

PG&E Corporation and the Utility may be able to mitigate the financial impact of future wildfires in excess of insurance coverage or self-insurance through the Wildfire Fund, the Continuation Account, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. Recorded liabilities in connection with the 2021 Dixie fire have exceeded potential amounts recoverable under applicable insurance policies.

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

With respect to the Wildfire Fund, PG&E Corporation and the Utility expect to re-evaluate the reasonableness of the currently estimated 20-year life and recognize accelerated amortization of the Wildfire Fund asset based on reliable, publicly available information. SCE has disclosed that a liability for the wildfire that began on January 7, 2025, in Eaton Canyon in Los Angeles County, California (the “Eaton fire”) is probable, but a range of losses that may be incurred is not reasonably estimable. In the first quarter of 2026, SCE has also disclosed losses of $1.3 billion and a Wildfire Fund receivable of $295 million based on their recent settlement activity. As of June 30, 2026, PG&E Corporation and the Utility continue to use an estimated 20-year life and recognized accelerated amortization of $78 million.

With respect to the Continuation Account, additional uncertainties include whether the Wildfire Fund administrator determines that the Continuation Account is necessary, whether the CPUC authorizes extending the non-bypassable charge, whether the administrator determines that additional contributions are needed and, if so, the timing of those contingent contributions.

The Utility will be permitted to recover its wildfire-related claims in excess of available insurance and legal fees through rates unless the CPUC or the FERC, as applicable, determines that the Utility has not met the applicable prudency standard. The CPUC could interpret the revised prudency standard under AB 1054 or apply it to the relevant facts differently from how the Utility has interpreted and applied the standard, in which case the Utility may not be able to recover some or all of the expenses that it has recorded as receivables. As of June 30, 2026, the Utility has recorded receivables for regulatory recovery of $638 million for the 2021 Dixie fire and $61 million for the 2022 Mosquito fire. The Utility also received $128 million from the Wildfire Fund related to the wildfire that began on October 23, 2019 northeast of Geyserville in Sonoma County, California (the “2019 Kincade fire”). The Utility has recorded a deferred gain for this amount, which is included in Other noncurrent liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets.

For more information, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 regarding the Wildfire Fund asset, Note 3 regarding expenditures incurred for wildfire mitigation, “2021 Dixie Fire” and “2022 Mosquito Fire” in Note 10 regarding wildfire liabilities, “Loss Recoveries” in Note 10 regarding recoveries, and “Review and Recovery of Costs Associated with the 2019 Kincade Fire and 2021 Dixie Fire Under AB 1054 Proceeding Application” in “Regulatory Matters” below.

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

There has been increased California state legislative activity and political dialogue in recent years regarding wildfires, energy affordability, and related topics. The substance and timing of any legislation or other executive or regulatory measures relating to these matters, if such measures are implemented or if there is a failure to act on wildfire matters, could have a material impact on PG&E Corporation’s and the Utility’s business, cash flows, results of operations, and financial condition.  In particular, California lawmakers are considering potential legislation in the legislative session scheduled to end August 31, 2026 that could impact PG&E Corporation and the Utility. If there is insufficient legislative action on wildfire matters, PG&E Corporation and the Utility could face persistent financial limitations and elevated risk, including challenges obtaining financing on acceptable terms or increased financing needs, which in turn may negatively impact their financial results and customer affordability. Without sufficient legislation, PG&E Corporation and the Utility may consider changes to their financial plan, including capital allocation priorities.

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

Tax Matters

PG&E Corporation’s ability to use its U.S. federal and California state net operating loss carryforwards and certain other tax attributes may be significantly limited if the ownership of PG&E Corporation’s stock by certain shareholders increases beyond statutory thresholds. To reduce the possibility of such a limitation, PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and PG&E Corporation’s Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”), contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock.  These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles), in excess of certain thresholds based on the amount and relative value of such stock without approval by the Board of Directors of PG&E Corporation.  The computation of the applicable threshold is complex and may vary from date to date; the threshold of the combined value of PG&E Corporation common and mandatory convertible preferred stock was approximately 3.92% as of July 15, 2026. For more information about these restrictions that affect the ownership of PG&E Corporation stock, see “Tax Matters” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and six months ended June 30, 2026 and 2025. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change	Percentage Change	Six Months Ended June 30,		Net Change	Percentage Change
(in millions)	2026	2025			2026	2025
Consolidated Total	$733	$521	$212	41%	$1,591	$1,128	$463	41%
PG&E Corporation	(94)	(87)	(7)	8%	(187)	(172)	(15)	9%
Utility	$827	$608	$219	36%	$1,778	$1,300	$478	37%

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended June 30,		Net Change	Percentage Change	Six Months Ended June 30,		Net Change	Percentage Change
(in millions)	2026	2025			2026	2025
Electric	$4,388	$4,414	$(26)	(1)%	$9,355	$8,549	$806	9%
Natural gas	1,514	1,484	30	2%	3,428	3,332	96	3%
Total operating revenues	5,902	5,898	4	—%	12,783	11,881	902	8%
Cost of electricity	800	599	201	34%	1,361	998	363	36%
Cost of natural gas	115	111	4	4%	585	607	(22)	(4)%
Operating and maintenance	2,537	2,854	(317)	(11)%	5,641	5,492	149	3%
Wildfire-related claims, net of recoveries	—	50	(50)	(100)%	—	99	(99)	(100)%
Wildfire Fund expense	126	109	17	16%	228	185	43	23%
Depreciation, amortization, and decommissioning	1,062	1,073	(11)	(1)%	2,228	2,170	58	3%
Total operating expenses	4,640	4,796	(156)	(3)%	10,043	9,551	492	5%
Operating Income	1,262	1,102	160	15%	2,740	2,330	410	18%
Interest income	107	179	(72)	(40)%	223	293	(70)	(24)%
Interest expense	(699)	(713)	14	(2)%	(1,416)	(1,368)	(48)	4%
Other income, net	100	83	17	20%	218	154	64	42%
Income Before Income Taxes	770	651	119	18%	1,765	1,409	356	25%
Income tax provision (benefit)	(61)	39	(100)	(256)%	(20)	102	(122)	(120)%
Net Income	831	612	219	36%	1,785	1,307	478	37%
Preferred stock dividend requirement	4	4	—	—%	7	7	—	—%
Income Available for Common Stock	$827	$608	$219	36%	$1,778	$1,300	$478	37%

Operating Revenues

The Utility’s electric and natural gas operating revenues increased by $4 million, or 0%, in the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to:

•$201 million more in revenues to recover the cost of electricity in the three months ended June 30, 2026, compared to the same period in 2025. These costs are passed through to customers and do not impact net income.

Partially offset by:

•approximately $180 million less in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 WMCE Application” below) in the three months ended June 30, 2026, compared to the same period in 2025.

The Utility’s electric and natural gas operating revenues increased by $902 million, or 8%, in the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to:

•approximately $620 million in revenues authorized in the 2023 WMCE final decision (see “2023 WMCE Application” below) in the six months ended June 30, 2026, with no comparable revenues in the same period in 2025. The revenues recognized are incremental to revenues previously recognized for interim rate relief; and

•$363 million more in revenues to recover the cost of electricity in the six months ended June 30, 2026, compared to the same period in 2025. These costs are passed through to customers and do not impact net income.

Partially offset by:

•approximately $240 million less in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 WMCE Application” below) in the six months ended June 30, 2026, compared to the same period in 2025.

Cost of Electricity

The Utility’s Cost of electricity includes the cost of power purchased from third parties (including renewable energy resources), fuel and associated transmission costs used in its own generation facilities, fuel and associated transmission costs supplied to other facilities under power purchase agreements, costs to comply with California’s cap-and-invest program, and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. Cost of electricity also includes net energy sales (Utility owned and third parties’ generation) in the CAISO electricity markets and directly from third parties.

The Cost of electricity increased by $201 million, or 34%, and by $363 million, or 36%, in the three and six months ended June 30, 2026, compared to the same periods in 2025. These increases were primarily the result of lower CAISO market sales revenues, lower energy contract sales and higher CAISO transmission costs, partially offset by decreases in natural gas prices and volumes used in Utility owned generation.

Cost of Natural Gas

The Utility’s Cost of natural gas includes the costs of procurement, storage and transportation of natural gas, costs to comply with California’s cap-and-invest program and realized gains and losses on price risk management activities. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

There was no material change to the Cost of natural gas in the three months ended June 30, 2026, compared to the same period in 2025.

The Cost of natural gas decreased by $22 million, or 4%, in the six months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily the result of lower procurement costs due to lower natural gas prices and volumes, partially offset by an increase in greenhouse gas emission expenses associated with California’s cap-and-invest program.

Operating and Maintenance

The Utility’s Operating and maintenance expenses decreased by $317 million, or 11%, in the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily due to approximately $180 million less in previously deferred expenses authorized through interim rate relief for the 2023 WMCE application (see “2023 WMCE Application” below) in the three months ended June 30, 2026, compared to the same period in 2025.

The Utility’s Operating and maintenance expenses increased by $149 million, or 3%, in the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to:

•approximately $400 million in costs due to recognition of previously deferred expenses authorized in the 2023 WMCE final decision (see “2023 WMCE Application” below) in the six months ended June 30, 2026, with no comparable costs in the same period in 2025. The expenses are incremental to the expenses previously recognized in the 2023 WMCE application as part of interim rate relief.

Partially offset by:

•approximately $240 million less in previously deferred expenses authorized through interim rate relief for the 2023 WMCE application (see “2023 WMCE Application” below) in the six months ended June 30, 2026, compared to the same period in 2025.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries decreased by $50 million, or 100%, and $99 million, or 100%, in the three and six months ended June 30, 2026, compared to the same periods in 2025. The Utility recognized pre-tax charges of $50 million and $100 million related to the 2019 Kincade fire in the three and six months ended June 30, 2025, respectively, with no comparable costs in the same periods in 2026.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense increased by $17 million, or 16%, and $43 million, or 23%, in the three and six months ended June 30, 2026, compared to the same periods in 2025. These increases were primarily due to accelerated amortization associated with SCE’s disclosure of a receivable from the Wildfire Fund related to the Eaton Fire, with no comparable costs in the same periods in 2025.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization, and decommissioning expenses decreased by $11 million, or 1%, in the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily due to the reversal of accrued decommissioning expenses due to the sale of a gas storage facility.

The Utility’s Depreciation, amortization, and decommissioning expenses increased by $58 million, or 3%, in the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to the growth in plant balance from capital additions.

Interest Income

The Utility’s Interest income decreased by $72 million, or 40%, and $70 million, or 24%, in the three and six months ended June 30, 2026, compared to the same periods in 2025. These decreases were primarily due to lower interest-bearing account balances.

Interest Expense

The Utility’s Interest expense decreased by $14 million, or 2%, in the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily due to lower interest on regulatory accounts.

The Utility’s Interest expense increased by $48 million, or 4%, in the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to the issuance of additional long-term debt.

Other Income, Net

The Utility’s Other Income, Net increased by $17 million, or 20%, and $64 million, or 42%, in the three and six months ended June 30, 2026, compared to the same periods in 2025. These increases were primarily due to a higher return from the trust assets for the qualified pension plan in the three and six months ended June 30, 2026, compared to the same periods in 2025.

Income Tax Provision

The Utility’s Income tax provision decreased by $100 million, or 256%, and $122 million, or 120%, in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increased deductions for certain costs attributable to electric generation.

The effective tax rates were (7.8)% and (1.1)%, and 7.9% and 8.1% for the three and six months ended June 30, 2026 and 2025, respectively. The changes in effective tax rates are primarily due to increased deductions for certain costs attributable to electric generation. The Utility’s effective tax rate is below the federal statutory rate of 21% for 2026 and 2025 primarily due to the effect of the increase in federal flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates.

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

As of June 30, 2026, PG&E Corporation and the Utility had access to approximately $6.5 billion of total liquidity comprised of $256 million of the Utility’s Cash and cash equivalents, $716 million of PG&E Corporation’s (on a standalone basis) Cash and cash equivalents and $5.5 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. As of June 30, 2026, PG&E Corporation (on a standalone basis) and the Utility had cash and cash equivalents of $716 million and $256 million, respectively.

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

On May 7, 2026, the CPUC issued a final decision authorizing the Utility to file an advice letter seeking approval for each entitlements lease. The transactions contemplated by the agreement remain subject to further FERC and CPUC approvals.

Dividends

PG&E Corporation has announced guidance entailing consistent dividend increases targeting a dividend payout ratio of approximately 20% of core earnings by 2028. No dividend is payable unless and until declared by the applicable Board of Directors. The Board of Directors of PG&E Corporation retains authority to change the common stock dividend target and dividend payout ratio at any time. Future dividend decisions made by the applicable Board of Directors may be impacted by results of operations, financial condition, cash requirements, contractual restrictions and other factors.

For information on dividend declarations and payments, see Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the six months ended June 30, 2026 and 2025.

The Utility’s cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$3,639	$4,087
Net cash used in investing activities	(6,159)	(6,268)
Net cash provided by financing activities	2,413	1,661
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(107)	$(520)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of cash operating expenses. Net cash provided by operating activities decreased by $448 million, or 11%, during the six months ended June 30, 2026 as compared to the same period in 2025. This decrease was primarily due to an increase in electric procurement costs driven by lower cash receipts on CAISO-related sales and sales of renewable portfolio standard compliance instruments.

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

The following table summarizes changes in key components of the Utility’s investing cash flows for the six months ended June 30, 2026, compared to June 30, 2025.

(in millions)	Six Months Ended June 30,
Cash used in investing activities - 2025	$(6,268)
Capital expenditures	(623)
Net purchases related to customer credit trust investments	755
Net purchases related to self-insurance investment and other investing activities	(23)
Net decrease in cash used in investing activities	109
Cash used in investing activities - 2026	$(6,159)

Net cash used in investing activities decreased by $109 million, or 2%, during the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily due to a $755 million decrease in net purchases related to customer credit trust investments. The decrease was partially offset by a $623 million increase in capital expenditures, mainly driven by increased investments related to electric distribution customer connections, undergrounding, and distribution maintenance for wildfire risk mitigation.

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

The following table summarizes changes in key components of the Utility’s financing cash flows for the six months ended June 30, 2026, compared to June 30, 2025.

(in millions)	Six Months Ended June 30,
Cash provided by financing activities - 2025	$1,661
Net repayments under credit facilities	(630)
Net repayments under term loan	(860)
Proceeds from issuances of long-term debt, net of repayments	1,854
Dividend payments	(100)
Equity contributions from PG&E Corporation	522
Other financing activities	(34)
Net increase in cash provided by financing activities	752
Cash provided by financing activities - 2026	$2,413

Net cash provided by financing activities increased by $752 million, or 45%, during the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to:

•$1.9 billion increase in proceeds from issuances of long-term debt, net of repayments; and

•$522 million increase in equity contributions received from PG&E Corporation.

Partially offset by:

•$630 million increase in net repayments under credit facilities;

•$860 million increase in net repayments under term loan; and

•$100 million increase in dividend payments.

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

Key updates to the Utility’s regulatory matters include the following:

•In April 2026, the NRC approved the Utility’s 20-year license renewal for extended operations of DCPP; and

•In May 2026, the Utility requested interim rate recovery in the 2027 GRC.

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

Statuses of the Utility’s cost recovery proceedings are summarized in the following table:

Proceeding	Request	Status
2023 WMCE	$2.18 billion of cost recovery	Final decision authorizing $1.9 billion of costs issued February 2026. Application for rehearing filed March 2026.
2024 WMCE	$596 million of cost recovery	Application filed November 2024. A PD is expected by February 2027.
2023 WGSC	$2.5 billion of cost recovery	Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024. A PD is expected by October 2026.
Kincade and Dixie AB 1054	Review of 2019 Kincade fire and 2021 Dixie fire costs, including recovery of approximately $1.9 billion	Application filed November 2025. A PD is expected by November 2026.

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

The recorded expenditures consist of $80 million in expense and $516 million in capital expenditures. Of these amounts, approximately $50 million of expense and $396 million of capital expenditures relate to community rebuild and restoration activities and other catastrophic events included in the CEMA. Opening and reply briefs were filed on May 8 and June 3, 2026, respectively.

On June 22, 2026, the CPUC extended the statutory deadline in the proceeding from May 21, 2026 to February 19, 2027.

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

Statuses of the Utility’s forward-looking rate cases are summarized in the following table:

Rate Case	Request	Status
2027 GRC	Revenue requirement of $16.64 billion for 2027	Filed May 2025. A PD is expected by March 2027 and a final decision by May 2027. Requested interim rate recovery May 2026.
Transmission Owner Rate Case for 2024 (TO21)	Revenue requirement of $2.6 billion for 2026	Accepted December 2023, except as to CAISO adder. All other issues resolved August 2025. In February 2026, the U.S. Supreme Court denied petition for certiorari.

2027 General Rate Case

On May 7, 2026, the Utility requested interim rate recovery effective January 1, 2027, of 55%, 75%, or 85% of its requested 2027 revenue requirement (approximately $653 million, $891 million, and $1.01 billion, respectively), which has been opposed by some intervenors.

Opening briefs were filed on July 2, 2026, and reply briefs will be filed by July 23, 2026.

For more information regarding the 2027 GRC, see the 2025 Form 10-K.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Electric	$4,388	$4,414	$9,355	$8,549
Natural gas	1,514	1,484	3,428	3,332
Total operating revenues	5,902	5,898	12,783	11,881
Operating Expenses
Cost of electricity	800	599	1,361	998
Cost of natural gas	115	111	585	607
Operating and maintenance	2,536	2,860	5,648	5,506
Wildfire-related claims, net of recoveries	—	50	—	99
Wildfire Fund expense	126	109	228	185
Depreciation, amortization, and decommissioning	1,062	1,073	2,228	2,170
Total operating expenses	4,639	4,802	10,050	9,565
Operating Income	1,263	1,096	2,733	2,316
Interest income	110	181	232	298
Interest expense	(796)	(792)	(1,599)	(1,526)
Other income, net	97	84	213	154
Income Before Income Taxes	674	569	1,579	1,242
Income tax provision (benefit)	(87)	20	(67)	59
Net Income	761	549	1,646	1,183
Preferred stock dividend requirement	28	28	55	55
Income Available for Common Shareholders	$733	$521	$1,591	$1,128
Weighted Average Common Shares Outstanding, Basic	2,202	2,198	2,201	2,196
Weighted Average Common Shares Outstanding, Diluted	2,285	2,203	2,284	2,201
Net Income Per Common Share, Basic	$0.33	$0.24	$0.72	$0.51
Net Income Per Common Share, Diluted	$0.33	$0.24	$0.72	$0.51

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$761	$549	$1,646	$1,183
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0, and $0 respectively)	—	—	1	1
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $1, $3, $4, and $5 respectively)	(2)	8	(9)	14
Total other comprehensive income (loss)	(2)	8	(8)	15
Comprehensive Income	759	557	1,638	1,198
Preferred stock dividend requirement	28	28	55	55
Comprehensive Income Available for Common Shareholders	$731	$529	$1,583	$1,143

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$972	$713
Restricted cash and restricted cash equivalents (includes $215 million and $225 million related to VIEs at respective dates)	249	259
Accounts receivable
Customers (net of allowance for doubtful accounts of $402 million and $408 million at respective dates) (includes $1.6 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $400 million and $408 million at respective dates)	1,884	2,267
Accrued unbilled revenue (includes $1.7 billion and $1.3 billion related to VIEs at respective dates)	1,909	1,463
Regulatory balancing accounts	5,380	6,300
Other (net of allowance for doubtful accounts of $19 million and $69 million at respective dates)	1,822	1,719
Regulatory assets	196	305
Inventories
Gas stored underground and fuel oil	70	75
Materials and supplies	785	745
Wildfire Fund asset	291	297
Wildfire self-insurance asset	1,059	1,043
Other	787	644
Total current assets	15,404	15,830
Property, Plant, and Equipment
Property, Plant, and Equipment	133,883	128,989
Construction work in progress	4,810	4,627
Financing lease ROU asset and other	—	2
Total property, plant, and equipment	138,693	133,618
Accumulated depreciation	(38,512)	(37,270)
Net property, plant, and equipment	100,181	96,348
Other Noncurrent Assets
Regulatory assets	16,125	15,981
Customer credit trust	553	804
Nuclear decommissioning trusts	4,431	4,230
Operating lease ROU asset	485	450
Wildfire Fund asset	3,508	3,728
Other (includes noncurrent accounts receivable of $77 million and $67 million related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $15 million at respective dates)	4,389	4,240
Total other noncurrent assets	29,491	29,433
TOTAL ASSETS	$145,076	$141,611

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$1,375	$2,675
Long-term debt, classified as current (includes $226 million and $221 million related to VIEs at respective dates)	1,075	821
Accounts payable
Trade creditors	3,009	3,353
Regulatory balancing accounts	2,142	3,119
Other	915	929
Operating lease liabilities	91	90
Interest payable (includes $70 million and $72 million related to VIEs at respective dates)	833	764
Wildfire-related claims	309	524
Other	2,918	4,025
Total current liabilities	12,667	16,300
Noncurrent Liabilities
Long-term debt (includes $11.6 billion and $11.7 billion related to VIEs at respective dates)	61,768	57,387
Regulatory liabilities	20,385	20,188
Pension and other postretirement benefits	517	549
Asset retirement obligations	5,581	5,439
Deferred income taxes	4,717	4,135
Operating lease liabilities	394	360
Financing lease liabilities	—	2
Other	4,894	4,459
Total noncurrent liabilities	98,256	92,519
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	1,579
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,202,366,726 and 2,197,942,874 shares outstanding at respective dates	31,636	31,636
Reinvested earnings	719	(650)
Accumulated other comprehensive loss	(33)	(25)
Total shareholders’ equity	33,901	32,540
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	34,153	32,792
TOTAL LIABILITIES AND EQUITY	$145,076	$141,611

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,646	$1,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,228	2,170
Bad debt expense	119	241
Allowance for equity funds used during construction	(101)	(97)
Deferred income taxes and tax credits, net	585	472
Wildfire Fund expense	228	185
Other	42	(29)
Effect of changes in operating assets and liabilities:
Accounts receivable	(356)	(562)
Wildfire-related insurance receivable	120	(133)
Inventories	(35)	34
Accounts payable	(81)	188
Wildfire-related claims	(215)	(129)
Other current assets and liabilities	(805)	(76)
Regulatory assets, liabilities, and balancing accounts, net	(211)	750
Other noncurrent assets and liabilities	172	(292)
Net cash provided by operating activities	3,336	3,905
Cash Flows from Investing Activities
Capital expenditures	(6,323)	(5,700)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,164	779
Purchases of nuclear decommissioning trust investments	(1,202)	(809)
Proceeds from sales and maturities of customer credit trust investments	283	196
Purchases of customer credit investments	(25)	(693)
Proceeds from sales and maturities of self-insurance investments	627	186
Purchases of self-insurance investments	(694)	(237)
Other	11	10
Net cash used in investing activities	(6,159)	(6,268)
Cash Flows from Financing Activities
Borrowings under credit facilities	4,788	515
Repayments under credit facilities	(5,228)	(325)
Repayments under term loan	(860)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $33 and $27 at respective dates	5,367	2,973
Repayments of long-term debt	(600)	(1,050)
Repayment of AB 1054 recovery bonds	(40)	(48)
Repayment of SB 901 recovery bonds	(69)	(67)
Common stock dividends paid	(220)	(110)
Mandatory convertible preferred stock dividends paid	(48)	(48)
Other	(18)	25
Net cash provided by financing activities	3,072	1,865

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	249	(498)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	972	1,213
Cash, cash equivalents, restricted cash, and restricted cash equivalents at June 30	$1,221	$715
Less: Restricted cash and restricted cash equivalents	(249)	(221)
Cash and cash equivalents at June 30	$972	$494

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,397)	$(1,282)
Income taxes, net	(165)	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,479	$1,009
Operating lease liabilities arising from ROU assets	68	—
DWR loan forgiveness and performance-based disbursements	4	78
Common stock dividends declared but not yet paid	111	55
Mandatory convertible preferred stock dividends declared but not yet paid	24	24
Capital expenditures financed through current assets and noncurrent liabilities	—	592

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount
Balance at December 31, 2025	$1,579	2,197,942,874	$31,636	$(650)	$(25)	$32,540	$252	$32,792
Net income	—	—	—	885	—	885	—	885
Other comprehensive loss	—	—	—	—	(6)	(6)	—	(6)
Common stock issued, net	—	4,281,854	—	—	—	—	—	—
Stock-based compensation amortization	—	—	(31)	—	—	(31)	—	(31)
Common stock dividends declared	—	—	—	(111)	—	(111)	—	(111)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2026	$1,579	2,202,224,728	$31,605	$97	$(31)	$33,250	$252	$33,502
Net income	—	—	—	761	—	761	—	761
Other comprehensive loss	—	—	—	—	(2)	(2)	—	(2)
Common stock issued, net	—	141,998	—	—	—	—	—	—
Stock-based compensation amortization	—	—	31	—	—	31	—	31
Common stock dividends declared	—	—	—	(111)	—	(111)	—	(111)
Preferred stock dividend requirement	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2026	$1,579	2,202,366,726	$31,636	$719	$(33)	$33,901	$252	$34,153

	Preferred Stock	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	$(2,966)	$(19)	$30,149	$252	$30,401
Net income	—	—	—	634	—	634	—	634
Other comprehensive income	—	—	—	—	7	7	—	7
Common stock issued, net	—	4,111,477	(1)	—	—	(1)	—	(1)
Stock-based compensation amortization	—	—	(22)	—	—	(22)	—	(22)
Common stock dividends declared	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2025	$1,579	2,197,685,013	$31,532	$(2,414)	$(12)	$30,685	$252	$30,937
Net income	—	—	—	549	—	549	—	549
Other comprehensive income	—	—	—	—	8	8	—	8
Common stock issued, net	—	152,389	—	—	—	—	—	—
Stock-based compensation amortization	—	—	28	—	—	28	—	28
Common stock dividends declared	—	—	—	(56)	—	(56)	—	(56)
Preferred stock dividend requirement	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2025	$1,579	2,197,837,402	$31,560	$(1,949)	$(4)	$31,186	$252	$31,438

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Electric	$4,388	$4,414	$9,355	$8,549
Natural gas	1,514	1,484	3,428	3,332
Total operating revenues	5,902	5,898	12,783	11,881
Operating Expenses
Cost of electricity	800	599	1,361	998
Cost of natural gas	115	111	585	607
Operating and maintenance	2,537	2,854	5,641	5,492
Wildfire-related claims, net of recoveries	—	50	—	99
Wildfire Fund expense	126	109	228	185
Depreciation, amortization, and decommissioning	1,062	1,073	2,228	2,170
Total operating expenses	4,640	4,796	10,043	9,551
Operating Income	1,262	1,102	2,740	2,330
Interest income	107	179	223	293
Interest expense	(699)	(713)	(1,416)	(1,368)
Other income, net	100	83	218	154
Income Before Income Taxes	770	651	1,765	1,409
Income tax provision (benefit)	(61)	39	(20)	102
Net Income	831	612	1,785	1,307
Preferred stock dividend requirement	4	4	7	7
Income Available for Common Stock	$827	$608	$1,778	$1,300

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$831	$612	$1,785	$1,307
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $0, and $0 respectively)	—	—	—	1
Net unrealized gains (losses) on available-for-sale securities (net of taxes of $1, $3, $4, and $5 respectively)	(3)	8	(9)	14
Total other comprehensive income (loss)	(3)	8	(9)	15
Comprehensive Income	$828	$620	$1,776	$1,322

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$256	$353
Restricted cash and restricted cash equivalents (includes $215 million and $225 million related to VIEs at respective dates)	248	258
Accounts receivable
Customers (net of allowance for doubtful accounts of $402 million and $408 million at respective dates) (includes $1.6 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $400 million and $408 million at respective dates)	1,884	2,267
Accrued unbilled revenue (includes $1.7 billion and $1.3 billion related to VIEs at respective dates)	1,909	1,463
Regulatory balancing accounts	5,380	6,300
Other (net of allowance for doubtful accounts of $19 million and $69 million at respective dates)	1,830	1,725
Regulatory assets	196	305
Inventories
Gas stored underground and fuel oil	70	75
Materials and supplies	785	745
Wildfire Fund asset	291	297
Wildfire self-insurance asset	1,059	1,043
Other	804	643
Total current assets	14,712	15,474
Property, Plant, and Equipment
Property, Plant, and Equipment	133,883	128,989
Construction work in progress	4,809	4,626
Financing lease ROU asset and other	—	2
Total property, plant, and equipment	138,692	133,617
Accumulated depreciation	(38,511)	(37,269)
Net property, plant, and equipment	100,181	96,348
Other Noncurrent Assets
Regulatory assets	16,125	15,981
Customer credit trust	553	804
Nuclear decommissioning trusts	4,431	4,230
Operating lease ROU asset	481	445
Wildfire Fund asset	3,508	3,728
Other (includes noncurrent accounts receivable of $77 million and $67 million related to VIEs, net of noncurrent allowance for doubtful accounts of $19 million and $15 million at respective dates)	4,192	4,073
Total other noncurrent assets	29,290	29,261
TOTAL ASSETS	$144,183	$141,083
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,375	$2,675
Long-term debt, classified as current (includes $226 million and $221 million related to VIEs at respective dates)	1,075	821
Accounts payable
Trade creditors	3,006	3,352
Regulatory balancing accounts	2,142	3,119
Other	876	844
Operating lease liabilities	91	90
Interest payable (includes $70 million and $72 million related to VIEs at respective dates)	716	673
Wildfire-related claims	309	524
Other	2,725	3,710
Total current liabilities	12,315	15,808
Noncurrent Liabilities
Long-term debt (includes $11.6 billion and $11.7 billion related to VIEs at respective dates)	55,155	51,766
Regulatory liabilities	20,385	20,188
Pension and other postretirement benefits	450	482
Asset retirement obligations	5,581	5,439
Deferred income taxes	5,352	4,732
Operating lease liabilities	390	355
Financing lease liabilities	—	2
Other	4,902	4,474
Total noncurrent liabilities	92,215	87,438
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 800,000,000 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	38,802	37,505
Reinvested earnings	(697)	(1,225)
Accumulated other comprehensive loss	(32)	(23)
Total shareholders’ equity	39,653	37,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,183	$141,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,785	$1,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	2,228	2,170
Bad debt expense	119	241
Allowance for equity funds used during construction	(101)	(97)
Deferred income taxes and tax credits, net	622	498
Wildfire Fund expense	228	185
Other	35	(40)
Effect of changes in operating assets and liabilities:
Accounts receivable	(358)	(564)
Wildfire-related insurance receivable	120	(133)
Inventories	(35)	34
Accounts payable	(34)	188
Wildfire-related claims	(215)	(129)
Other current assets and liabilities	(740)	(35)
Regulatory assets, liabilities, and balancing accounts, net	(211)	749
Other noncurrent assets and liabilities	196	(287)
Net cash provided by operating activities	3,639	4,087
Cash Flows from Investing Activities
Capital expenditures	(6,323)	(5,700)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,164	779
Purchases of nuclear decommissioning trust investments	(1,202)	(809)
Proceeds from sales and maturities of customer credit trust investments	283	196
Purchases of customer credit investments	(25)	(693)
Proceeds from sales and maturities of self-insurance investments	627	186
Purchases of self-insurance investments	(694)	(237)
Other	11	10
Net cash used in investing activities	(6,159)	(6,268)
Cash Flows from Financing Activities
Borrowings under credit facilities	4,788	515
Repayments under credit facilities	(5,228)	(325)
Repayments under term loan	(860)	—
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $23 and $27 at respective dates	4,377	2,973
Repayments of long-term debt	(600)	(1,050)
Repayment of AB 1054 recovery bonds	(40)	(48)
Repayment of SB 901 recovery bonds	(69)	(67)
Preferred stock dividends paid	(7)	(7)
Common stock dividends paid	(1,250)	(1,150)

Equity contribution from PG&E Corporation	1,297	775
Other	5	45
Net cash provided by financing activities	2,413	1,661
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(107)	(520)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	611	977
Cash, cash equivalents, restricted cash, and restricted cash equivalents at June 30	$504	$457
Less: Restricted cash and restricted cash equivalents	(248)	(221)
Cash and cash equivalents at June 30	$256	$236

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,245)	$(1,129)
Income taxes, net	(230)	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,479	$1,009
Operating lease liabilities arising from obtaining ROU assets	68	—
DWR loan forgiveness and performance-based disbursements	4	78
Capital expenditures financed through current assets and noncurrent liabilities	—	592

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2025	$258	$1,322	$37,505	$(1,225)	$(23)	$37,837
Net income	—	—	—	954	—	954
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity contribution	—	—	977	—	—	977
Common stock dividend	—	—	—	(625)	—	(625)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2026	$258	$1,322	$38,482	$(899)	$(29)	$39,134
Net income	—	—	—	831	—	831
Other comprehensive loss	—	—	—	—	(3)	(3)
Equity contribution	—	—	320	—	—	320
Common stock dividend	—	—	—	(625)	—	(625)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2026	$258	$1,322	$38,802	$(697)	$(32)	$39,653

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	7	7
Equity contribution	—	—	450	—	—	450
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$258	$1,322	$36,380	$(1,823)	$(13)	$36,124
Net income	—	—	—	612	—	612
Other comprehensive income	—	—	—	—	8	8
Equity contribution	—	—	325	—	—	325
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2025	$258	$1,322	$36,705	$(1,790)	$(5)	$36,490

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Electric
Revenue from contracts with customers
Residential	$1,784	$1,421	$3,591	$3,255
Commercial	1,736	1,613	3,328	3,119
Industrial	454	386	892	800
Agricultural	490	478	695	677
Public street and highway lighting	27	26	53	53
Other, net (1)	538	665	831	754
Total revenue from contracts with customers - electric	5,029	4,589	9,390	8,658
Regulatory balancing accounts (2)	(641)	(175)	(35)	(109)
Total electric operating revenue	$4,388	$4,414	$9,355	$8,549

Natural gas
Revenue from contracts with customers
Residential	$355	$430	$1,835	$2,139
Commercial	181	222	549	621
Transportation service only	374	456	864	1,002
Other, net (1)	(42)	(147)	(364)	(267)
Total revenue from contracts with customers - gas	868	961	2,884	3,495
Regulatory balancing accounts (2)	646	523	544	(163)
Total natural gas operating revenue	1,514	1,484	3,428	3,332
Total operating revenues	$5,902	$5,898	$12,783	$11,881

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of June 30, 2026, PG&E Corporation and the Utility identified the following significant categories of financial assets.

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

Expected credit losses of $30 million and $119 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, expected credit losses were $141 million and $241 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of June 30, 2026, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $123 million and $86 million, respectively. As of December 31, 2025, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $278 million and $92 million, respectively. The RUBA current balancing account balance decreased from December 31, 2025 to June 30, 2026 primarily due to the annual electric and gas rate true-up, which allows the Utility to recover approximately $278 million in undercollections from residential customers in 2026.

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

As of June 30, 2026, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the six months ended June 30, 2026 and 2025. The Utility accounts for government grants in accordance with ASU 2025-10, Government Grants (Topic 832).

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

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Long-term debt:
Beginning Balance - DWR loan outstanding	$734	$812	$738	$886

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	—	(10)	—	(18)
Operating and maintenance expense - Loan forgiveness and other adjustments	—	—	(4)	(57)

Other current liabilities:
Change in performance-based disbursements deferred	—	6	—	(3)

Other noncurrent assets:
Loan forgiveness and other adjustments	(25)	—	(25)	—

Long-term debt:
Ending Balance - DWR loan outstanding	$709	$808	$709	$808

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and the DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the three and six months ended June 30, 2026, the Condensed Consolidated Statements of Income reflected $22 million and $31 million respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and six months ended June 30, 2025, the Condensed Consolidated Statements of Income reflected $60 million and $100 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and six months ended June 30, 2026, the amount recorded as a deduction to Cost of electricity for income related to government grants for incurred fuel costs to support the extension of DCPP was immaterial. During the three and six months ended June 30, 2025, the Condensed Consolidated Statements of Income reflected $16 million and $57 million, respectively, as a deduction to Cost of electricity for income related to government grants for incurred fuel costs to support the extension of DCPP.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the six months ended June 30, 2026 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2026 and December 31, 2025, the SPV had net accounts receivable of $3.3 billion and $3.2 billion, respectively, and outstanding borrowings of $1.8 billion, under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the six months ended June 30, 2026 or is expected to be provided in the future that was not previously contractually required. Between 2021 and 2024, PG&E Recovery Funding LLC issued an aggregate of $3.26 billion of senior secured recovery bonds. As of June 30, 2026 and December 31, 2025, PG&E Recovery Funding LLC had outstanding borrowings of $3.0 billion and $3.1 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the six months ended June 30, 2026 or is expected to be provided in the future that was not previously contractually required. In 2022, PG&E Wildfire Recovery Funding LLC issued an aggregate of $7.5 billion of senior secured recovery bonds. As of June 30, 2026 and December 31, 2025, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.0 billion and $7.1 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of June 30, 2026, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of June 30, 2026, it did not consolidate any of them.

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

In addition to estimating the life of the fund, PG&E Corporation and the Utility also assess the Wildfire Fund asset for accelerated amortization when they record or increase a Wildfire Fund receivable or when reliable information becomes publicly available, including when another participating electric utility discloses a Wildfire Fund receivable. On February 18, 2026, SCE disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 that it has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton fire. As of March 31, 2026, SCE had recorded $1.3 billion in losses related to these settlements. SCE also recorded expected recoveries from the Wildfire Fund of $295 million. As a result, PG&E Corporation and the Utility accelerated the amortization of the Wildfire Fund asset during the three and six months ended June 30, 2026 as described below.

As of June 30, 2026, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $379 million in Other noncurrent liabilities, $291 million in Current assets - Wildfire Fund asset, and $3.5 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2026 and 2025, the Utility recorded amortization and accretion expense of $126 million and $109 million, respectively. During the six months ended June 30, 2026 and 2025, the Utility recorded amortization and accretion expense of $228 million and $185 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

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

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost for benefits earned (1)	$115	$106	$11	$10
Interest cost	256	252	20	19
Expected return on plan assets	(307)	(264)	(39)	(38)
Amortization of prior service cost (credit)	—	—	—	—
Amortization of net actuarial loss (gain)	—	1	(4)	(5)
Net periodic benefit cost	64	95	(12)	(14)
Regulatory account transfer (2)	20	(10)	—	—
Total	$84	$85	$(12)	$(14)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost for benefits earned (1)	$230	$212	$22	$19
Interest cost	512	504	40	37
Expected return on plan assets	(614)	(527)	(78)	(75)
Amortization of prior service cost (credit)	(1)	(1)	1	1
Amortization of net actuarial loss (gain)	1	1	(8)	(11)
Net periodic benefit cost	128	189	(23)	(29)
Regulatory account transfer (2)	40	(20)	—	—
Total	$168	$169	$(23)	$(29)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended June 30, 2026
Beginning balance	$(47)	$19	$2	$(26)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $1, respectively)	—	—	(3)	(3)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (gain) (net of taxes of $0, $0 and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $1, and $0, respectively)	1	(3)	—	(2)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	1	2	—	3
Net current period other comprehensive gain (loss)	1	—	(3)	(2)
Ending balance	$(46)	$19	$(1)	$(28)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and self-insurance.

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended June 30, 2025
Beginning balance	$(35)	$18	$10	$(7)
Other comprehensive income before reclassification
Gain on investments (net of taxes of $0, $0, and $3 respectively)	—	—	7	7
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (gain) (net of taxes of $0, $0, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $2, and $0, respectively)	1	(4)	—	(3)
Regulatory account transfer (net of taxes of $0, $2, and $0, respectively)	1	3	—	4
Net current period other comprehensive gain	1	—	7	8
Ending balance	$(34)	$18	$17	$1

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and self-insurance.

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Six Months Ended June 30, 2026
Beginning balance	$(47)	$19	$8	$(20)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0,$0, and $4, respectively)	—	—	(9)	(9)
Unrecognized net actuarial gain (net of taxes of $0, $0 and $0, respectively)	1	—	—	1
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0, and $0, respectively)	(1)	1	—	—
Amortization of net actuarial loss (gain) (net of taxes of $0, $2, and $0, respectively)	1	(5)	—	(4)
Regulatory account transfer (net of taxes of $0,$2, and $0, respectively)	—	4	—	4
Net current period other comprehensive gain (loss)	1	—	(9)	(8)
Ending balance	$(46)	$19	$(1)	$(28)

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

Accounting Standards Issued But Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amended the existing guidance to require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their financial statements and related disclosures.

Intangibles – Goodwill and Other – Internal Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), which amended the existing guidance to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in this ASU remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed, and the software will be used to perform the function. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their financial statements and related disclosures.

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU will become effective for PG&E Corporation and the Utility for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. PG&E Corporation and the Utility are currently evaluating the impact the guidance will have on their financial statements and related disclosures.

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	June 30, 2026	December 31, 2025
Pension benefits	$361	$400
Environmental compliance costs	1,132	1,158
Price risk management	85	100
Catastrophic event memorandum account	500	666
Wildfire-related accounts	1,417	1,626
Deferred income taxes	6,831	6,157
Financing costs	195	202
SB 901 securitization	5,013	5,089
Other	591	583
Total noncurrent regulatory assets	$16,125	$15,981

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	June 30, 2026	December 31, 2025
Cost of removal obligations	$9,792	$9,488
Public purpose programs	1,194	1,169
Employee benefit plans	1,055	1,043
Transmission tower wireless licenses	250	257
SB 901 securitization	5,775	6,010
Wildfire self-insurance	1,048	1,035
Other	1,271	1,186
Total noncurrent regulatory liabilities	$20,385	$20,188

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	June 30, 2026	December 31, 2025
Electric distribution	$2,386	$1,465
Electric transmission	151	122
Gas distribution and transmission	321	142
Energy procurement	1,437	2,711
Public purpose programs	200	151
Wildfire-related accounts	79	84
Residential uncollectibles balancing accounts	123	278
Catastrophic event memorandum account	27	181
Other	656	1,166
Total regulatory balancing accounts receivable	$5,380	$6,300

	Balance at
(in millions)	June 30, 2026	December 31, 2025
Electric transmission	$3	$37
Gas distribution and transmission	—	78
Energy procurement	483	1,502
Public purpose programs	602	472
SFGO sale	40	83
Wildfire-related accounts	477	338
Nuclear decommissioning adjustment mechanism	—	1
Other	537	608
Total regulatory balancing accounts payable	$2,142	$3,119

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.

NOTE 4: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of June 30, 2026:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2031	$6,250	(1)	$(1,135)	$(224)	$4,891
Utility Receivables Securitization Program (2)	June 2028	1,750	(3)	(1,750)	—	—	(3)
PG&E Corporation revolving credit facility	June 2029	650		—	—	650
Total credit facilities		$8,650		$(2,885)	$(224)	$5,541

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

Utility

On June 22, 2026, the Utility amended its existing revolving credit agreement to, among other things, (i) extend the maturity date of such agreement to June 20, 2031, (ii) increase the aggregate commitments from $5.4 billion to $6.25 billion and (iii) modify both the interest rate pricing grid and commitment fee pricing grid.

On June 26, 2026, the Utility and the SPV amended the existing $1.75 billion Receivables Securitization Program to extend the scheduled termination date from June 25, 2027 to June 26, 2028.

PG&E Corporation

On June 22, 2026, PG&E Corporation amended its existing revolving credit agreement to, among other things, (i) extend the maturity date of such agreement to June 22, 2029, (ii) modify both the interest rate pricing grid and commitment fee pricing grid and (iii) add collateral release terms.

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

On June 3, 2026, the Utility completed the sale of (i) $800 million aggregate principal amount of 5.050% first mortgage bonds due 2031, (ii) $800 million aggregate principal amount of 5.600% first mortgage bonds due 2036 and (iii) $600 million aggregate principal amount of 6.300% first mortgage bonds due 2056. The Utility used the net proceeds of such issuances for repayment of short-term debt, including borrowings outstanding under its revolving credit facility. The Utility used the remaining net proceeds from the offerings for general corporate purposes.

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

As of both June 30, 2026 and December 31, 2025, the Condensed Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.14 billion, with unamortized debt issuance costs of $10 million and $13 million, respectively, included in Long-term debt. For both the three and six months ended June 30, 2026 and 2025, the Condensed Consolidated Statements of Income reflected total interest expense of approximately $23 million and $46 million, respectively.

For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K. As of June 30, 2026, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The customer credit trust (see Note 9 below) funds a customer credit to ratepayers, designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds to offset the fixed recovery charge. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the six months ended June 30, 2026 and 2025.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. As of December 31, 2025, the Utility had made all required upfront contributions. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2026, the Utility recorded $82 million and $162 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2025, the Utility recorded $63 million and $139 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2026	2025
Balance at January 1	$5,089	$5,194
Amortization	(76)	(55)
Balance at June 30	$5,013	$5,139

	SB 901 securitization regulatory liability
(in millions)	2026	2025
Balance at January 1	$(6,010)	$(6,295)
Amortization	238	194
Additions(1)	(3)	(44)
Balance at June 30	$(5,775)	$(6,145)

(1) Includes $3 million and $44 million of returns on investments in the customer credit trust expected to be credited to customers for each of the six months ended June 30, 2026 and 2025, respectively.

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

The following table summarizes the dividends paid or declared by PG&E Corporation and the Utility in 2026:

Security	Amount per Share	Aggregate amount (in millions)	Date of Declaration	Record Date	Payment Date
PG&E Corporation common stock	$0.05	$110	December 11, 2025	December 31, 2025	January 15, 2026
	0.05	111	February 19, 2026	March 31, 2026	April 15, 2026
	0.05	111	May 21, 2026	June 30, 2026	July 15, 2026
Utility common stock	(1)	625	February 19, 2026	(1)	March 30, 2026
	(1)	625	May 21, 2026	(1)	June 30, 2026
PG&E Corporation mandatory convertible preferred stock	0.75	24	December 11, 2025	February 13, 2026	March 1, 2026
	0.75	24	February 19, 2026	May 15, 2026	June 1, 2026
	0.75	24	May 21, 2026	August 14, 2026	September 1, 2026
Utility preferred stock	varies by series	3.5	December 11, 2025	January 30, 2026	February 15, 2026
	varies by series	3.5	February 19, 2026	April 30, 2026	May 15, 2026
	varies by series	3.5	May 21, 2026	July 31, 2026	August 15, 2026

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator
Income available for common shareholders, basic	$733	$521	$1,591	$1,128
Plus: Mandatory Convertible Preferred Stock dividends	24	—	48	—
Income available for common shareholders, diluted	$757	$521	$1,639	$1,128

Denominator
Weighted average common shares outstanding, basic(1)	2,202	2,198	2,201	2,196
Dilutive effect of Employee stock-based compensation	5	5	5	5
Dilutive effect of Mandatory Convertible Preferred Stock	78	—	78	—
Weighted average common shares outstanding, diluted	2,285	2,203	2,284	2,201

Total income per common share:
Basic	$0.33	$0.24	$0.72	$0.51
Diluted	$0.33	$0.24	$0.72	$0.51

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	June 30, 2026	December 31, 2025
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	202,727,575	232,825,834
	Options	39,745,000	48,215,000
Electricity (MWh)	Forwards, futures, and swaps	6,300,977	7,196,942
	Options	2,720,400	1,650,800
	Congestion Revenue Rights (3)	70,177,297	93,712,644

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of June 30, 2026, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$124	$(15)	$14	$123
Noncurrent assets – other	141	(1)	—	140
Current liabilities – other	(90)	15	14	(61)
Noncurrent liabilities – other	(86)	1	—	(85)
Total commodity risk	$89	$—	$28	$117

As of December 31, 2025, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$165	$(46)	$—	$119
Noncurrent assets – other	170	(6)	—	164
Current liabilities – other	(169)	46	—	(123)
Noncurrent liabilities – other	(106)	6	—	(100)
Total commodity risk	$60	$—	$—	$60

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. One major credit agency continues to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of June 30, 2026, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk related contingency features.

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

	Fair Value Measurements
	At June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$850	$—	$—	$—	$850
Self-insurance investments
Short-term investments	1,212	—	—	—	1,212
Total Self-insurance investments (2)	1,212	—	—	—	1,212
Nuclear decommissioning trusts
Short-term investments	37	—	—	—	37
Global equity securities	2,553	—	—	—	2,553
Fixed-income securities	1,568	1,148	—	—	2,716
Assets measured at NAV	—	—	—	—	29
Total nuclear decommissioning trusts (3)	4,158	1,148	—	—	5,335
Customer credit trust
Short-term investments	24	—	—	—	24
Global equity securities	—	—	—	—	—
Fixed-income securities	157	372	—	—	529
Total customer credit trust	181	372	—	—	553
Price risk management instruments (Note 8)
Electricity	—	29	222	7	258
Gas	—	14	—	(9)	5
Total price risk management instruments	—	43	222	(2)	263
Rabbi trusts
Short-term investments	118	—	—	—	118
Global equity securities	5	—	—	—	5
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	123	65	—	—	188
Long-term disability trust
Short-term investments	6	—	—	—	6
Assets measured at NAV	—	—	—	—	113
Total long-term disability trust	6	—	—	—	119
TOTAL ASSETS	$6,530	$1,628	$222	$(2)	$8,520
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$29	$144	$(28)	$145
Gas	—	3	—	(2)	1
TOTAL LIABILITIES	$—	$32	$144	$(30)	$146

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements.
(2) Includes approximately $1 billion and $144 million held in the entities for wildfire and non-wildfire self-insurance, respectively.
(3) Represents amount before deducting $904 million primarily related to deferred taxes on appreciation of investment value.

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
(2) Includes approximately $1 billion and $77 million held in the entities for wildfire and non-wildfire self-insurance, respectively.
(3) Represents amount before deducting $881 million primarily related to deferred taxes on appreciation of investment value.

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the six months ended June 30, 2026 or 2025.

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

	Fair Value (in millions)
	At June 30, 2026		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$192	$58	Market approach	CRR auction prices	$ (75) - 75 / 2
Power purchase agreements	$30	$86	Discounted cash flow	Forward prices	$ 10 - 101 / 52

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value (in millions)
	At December 31, 2025		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$252	$83	Market approach	CRR auction prices	$ (74) - 74 / 2
Power purchase agreements	$31	$47	Discounted cash flow	Forward prices	$ 11 - 106 / 53

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and six months ended June 30, 2026 and 2025:

	Price Risk Management Instruments
(in millions)	2026	2025
Asset balance as of April 1	$92	$126
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(14)	10
Asset balance as of June 30	$78	$136

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets, and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2026	2025
Asset balance as of January 1	$153	$127
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(75)	9
Asset balance as of June 30	$78	$136

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets, and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, and customer deposits approximate their carrying values as of June 30, 2026 and December 31, 2025, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At June 30, 2026		At December 31, 2025
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$6,321	$6,707	$5,360	$5,697
Utility	43,594	40,558	38,145	35,565

(1) As of June 30, 2026, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.15 billion and $2.2 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2026
Nuclear decommissioning trusts
Short-term investments	$6	$31	$—	$37
Global equity securities	281	2,308	(7)	2,582
Fixed-income securities	2,746	23	(53)	2,716
Total (1)	$3,033	$2,362	$(60)	$5,335
As of December 31, 2025
Nuclear decommissioning trusts
Short-term investments	$94	$—	$—	$94
Global equity securities	324	2,140	(5)	2,459
Fixed-income securities	2,557	48	(47)	2,558
Total (1)	$2,975	$2,188	$(52)	$5,111

(1) Represents amounts before deducting $904 million and $881 million as of June 30, 2026 and December 31, 2025, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2026
Less than 1 year	$119
1–5 years	869
5–10 years	597
More than 10 years	1,131
Total maturities of fixed-income securities	$2,716

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Proceeds from sales and maturities of nuclear decommissioning trust investments	$764	$501	$1,164	$779
Gross realized gains on securities	63	4	84	6
Gross realized losses on securities	(6)	(11)	(14)	(17)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of June 30, 2026
Customer credit trust
Short-term investments	$24	$—	$—	$24
Global equity securities	—	—	—	—
Fixed-income securities	531	1	(3)	529
Total	$555	$1	$(3)	$553
As of December 31, 2025
Customer credit trust
Short-term investments	$111	$—	$—	$111
Global equity securities	—	—	—	—
Fixed-income securities	689	5	(1)	693
Total	$800	$5	$(1)	$804

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	June 30, 2026
Less than 1 year	$41
1–5 years	295
5–10 years	56
More than 10 years	137
Total maturities of fixed-income securities	$529

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Proceeds from sales and maturities of customer credit trust investments	$167	$97	$283	$196
Gross realized gains on securities	—	2	5	5
Gross realized losses on securities	—	(8)	(3)	(11)

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through June 30, 2026.

Payments (in millions)
2021 Dixie Fire	$2,049
2022 Mosquito Fire	295
Total at June 30, 2026	$2,344

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

As of July 15, 2026, PG&E Corporation and the Utility are aware of approximately 190 complaints on behalf of at least 9,062 individual plaintiffs related to the 2021 Dixie fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. A substantial majority of these claims have been resolved. The court has scheduled and vacated numerous trial dates, including the previously scheduled bellwether trial date of June 23, 2025 and the previously scheduled individual trial date of December 2, 2026. No trial is scheduled. Pursuant to an agreed-upon alternative dispute resolution protocol, a voluntary process for plaintiffs to mediate their cases, when a mediation does not resolve a plaintiff’s case, the plaintiff can opt to pursue a “damages-only” trial. One request for the court to set a damages-only trial is pending; the court has vacated all other previously scheduled damages-only trial dates.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. The Utility filed an amended answer to the complaint on September 30, 2024. On October 10, 2024, Cal Fire filed a demurrer and motion to strike portions of the amended answer. On February 7, 2025, the court issued a ruling sustaining Cal Fire’s demurrer and striking portions of the Utility’s amended answer. On April 7, 2025, the Utility filed a petition for writ of mandate in the California First District Court of Appeal, seeking an order directing the trial court to reverse the ruling on Cal Fire’s demurrer and motion to strike. On February 13, 2026, the Court of Appeal denied the writ without opinion. The Utility filed a petition for review with the California Supreme Court, and on April 22, 2026, the California Supreme Court granted the petition for review and transferred the matter back to the Court of Appeal, with directions to vacate its order denying mandate and to issue an order to show cause why the relief sought in the petition should not be granted. The Utility and Cal Fire both filed supplemental briefings with the First District Court of Appeal. In the second quarter of 2026, the Utility and Cal Fire reached a settlement in principle.

In February 2023, the Utility entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

PG&E Corporation and the Utility are aware of a separate putative class complaint, primarily seeking relief in the form of medical monitoring. On January 28, 2026, plaintiffs filed their fifth amended complaint in that case. On December 12, 2025, plaintiffs filed their motion for class certification, which the court denied on July 20, 2026.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $2.15 billion as of December 31, 2025 (before available recoveries). During the second quarter of 2026, PG&E Corporation and the Utility recorded additional charges of $100 million for an aggregate liability of $2.25 billion (before available recoveries).

PG&E Corporation’s and the Utility’s accrued estimated losses of $2.25 billion do not include, among other things: (i) any amounts for potential penalties or fines that may be imposed by courts or other governmental entities on PG&E Corporation or the Utility, (ii) any punitive damages, (iii) any amounts in respect of compensation claims by federal or state agencies other than Cal Fire, including for fire suppression costs and damages related to federal land, (iv) class action medical monitoring costs, or (v) any other amounts that are not reasonably estimable.

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

Loss Accrual (in millions)
Balance at December 31, 2025	$243
Accrued Losses	100
Payments	(141)
Balance at June 30, 2026	$202

The Utility has liability insurance coverage for third-party liability attributable to the 2021 Dixie fire in an aggregate amount of $521 million, substantially all of which was collected as of June 30, 2026.

The Utility recorded an aggregate Wildfire Fund receivable of $1.25 billion for probable recoveries in connection with the 2021 Dixie fire, of which it had received $1.01 billion as of June 30, 2026. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of June 30, 2026, the Utility also recorded a $97 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $541 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below. Decreases in the amount of the insurance receivable for the 2021 Dixie fire may also increase the amount that is probable of recovery through the FERC TO formula rate and the WEMA.

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

The cause of the 2022 Mosquito fire remains under investigation by the USFS and the United States Department of Justice. PG&E Corporation and the Utility are cooperating with the investigations. It is uncertain when any such investigations will be complete. PG&E Corporation and the Utility are also conducting their own investigation into the cause of the 2022 Mosquito fire. This investigation is ongoing.

As of July 15, 2026, PG&E Corporation and the Utility are aware of approximately 28 complaints on behalf of at least 2,828 individual plaintiffs related to the 2022 Mosquito fire. Placer County Water Agency (“PCWA”), Middle Fork Project Finance Authority, and the Regents of the University of California have each filed a complaint. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. In January 2026, PG&E Corporation and the Utility entered into a settlement agreement with five public entities, and their complaint was dismissed on February 4, 2026. In April 2026, PG&E Corporation and the Utility entered into a settlement agreement with PCWA and Middle Fork Project Finance Authority. The court vacated the previously scheduled individual claimant bellwether trial date for April 13, 2026. The next bellwether trial date is set for November 30, 2026.

The Utility has entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

On August 21, 2025, Cal Fire filed a complaint against the Utility for fire suppression and investigation costs.

On July 10, 2026, the Safety and Enforcement Division of the CPUC (“SED”) published for public comment a proposed administrative consent order and agreement (the “Mosquito SED Settlement”). The Mosquito SED Settlement provides for the Utility to pay $22 million and would resolve the SED’s investigation into the 2022 Mosquito Fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $350 million as of December 31, 2025 (before available recoveries). During the first quarter of 2026, PG&E Corporation and the Utility recorded additional charges of $50 million for an aggregate liability of $400 million (before available recoveries). The aggregate liability remained unchanged as of June 30, 2026.

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

Loss Accrual (in millions)
Balance at December 31, 2025	$243
Accrued Losses	50
Payments	(188)
Balance at June 30, 2026	$105

As of June 30, 2026, the Utility recorded an insurance receivable of $418 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including claims and legal fees, of which $258 million had been received. As of June 30, 2026, the Utility also recorded a $6 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $54 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

Loss Recoveries

PG&E Corporation and the Utility have recovery mechanisms available for wildfire liabilities including from insurance, through rates, and from the Wildfire Fund. PG&E Corporation and the Utility record a receivable for a recovery when it is deemed probable that recovery of a recorded loss will occur, and the Utility can reasonably estimate the amount or its range. While the Utility plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such recoveries. For more information on the applicable facts and circumstances of the corresponding wildfires, see “2021 Dixie Fire” and “2022 Mosquito Fire.”

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of June 30, 2026 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$521	$418
FERC TO rates	97	6
WEMA	541	54
Wildfire Fund	1,250	—
Probable recoveries at June 30, 2026 (1)	$2,409	$478

(1) Includes legal costs of $154 million and $78 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of June 30, 2026.

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

Insurance Receivable

As of June 30, 2026, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $418 million in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2022 Mosquito fire since December 31, 2025:

Insurance Receivable (in millions)	2022 Mosquito fire
Balance at December 31, 2025	$281
Accrued insurance recoveries	55
Reimbursements	(176)
Balance at June 30, 2026	$160

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

FERC TO Rates

The Utility recognizes income subject to potential refunds through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to FERC transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on an order from the FERC approving an all-party settlement in the TO21 rate case, as of June 30, 2026, the Utility recorded reductions of $97 million and $6 million regarding the 2021 Dixie fire and the 2022 Mosquito fire, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of June 30, 2026, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery, and the Utility recorded $541 million and $54 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund Recoveries under AB 1054 and SB 254

AB 1054 became law on July 12, 2019, and SB 254 became law on September 19, 2025. AB 1054 provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. SB 254 provides for a Continuation Account which is designed to provide additional liquidity to reimburse catastrophic wildfire-related claims that occur after September 19, 2025, subject to the terms and conditions of SB 254. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund and the Continuation Account. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any coverage year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of June 30, 2026 reflects an expectation that the coverage year will be based on the calendar year.

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

As of June 30, 2026, PG&E Corporation and the Utility recorded $244 million in Accounts receivable - Other for Wildfire Fund receivables related to the 2021 Dixie fire. The following table presents changes in accrued Wildfire Fund recoveries, net of claim payments received from the Wildfire Fund, for the 2021 Dixie fire since December 31, 2025:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2025	$299
Accrued Wildfire Fund recoveries	100
Claims paid by Wildfire Fund	(155)
Balance at June 30, 2026	$244

As of June 30, 2026, the Utility had received $128 million from the Wildfire Fund related to the 2019 Kincade fire. The Utility has recorded a deferred gain for this amount, which is included in Other noncurrent liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets.

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

Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, PG&E Corporation believes it is probable that it will incur a loss in connection with these matters. PG&E Corporation has recorded a liability in the aggregate amount of $300 million, which represents its best estimate of probable losses for the Wildfire-Related Securities Claims. PG&E Corporation believes that it is reasonably possible that the amount of loss could be greater or less than the accrued estimated amount due to the number of plaintiffs, the complexity of the litigation, and the terms of the class settlement.

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

On January 10, 2026, PERA filed a motion for preliminary approval of a $100 million proposed settlement among PERA, the defendants, PG&E Corporation, and the Utility, to resolve the consolidated securities actions. The proposed settlement is subject to District Court approval. On February 26, 2026, the District Court entered an order preliminarily approving the settlement and scheduled the settlement approval hearing for August 25, 2026. On July 6, 2026, the deadline for putative class members to object to the proposed settlement passed with no objections filed.

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

PG&E Corporation and the Utility additionally may have indemnification obligations to the underwriters for the Utility’s note offerings, pursuant to the underwriting agreements associated with those offerings. PG&E Corporation’s and the Utility’s indemnification obligations to the officers, directors, and underwriters may be limited or affected by the Chapter 11 Cases, among other things.

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

The Utility has recovered $516 million in interim rates, which the CPUC approved in a decision on March 7, 2024. The remaining $172 million will be recovered to the extent it is approved after the CPUC issues a final decision. Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the $516 million in interim rate relief being subject to refund.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Estimated liabilities for contingencies related to such matters totaled $133 million and $78 million as of June 30, 2026 and 2025, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10 above. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	June 30, 2026	December 31, 2025
Topock natural gas compressor station	$283	$315
Hinkley natural gas compressor station	95	99
Former MGP sites owned by the Utility or third parties (1)	848	715
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	58	71
Fossil fuel-fired generation facilities and sites (3)	16	17
Total environmental remediation liability	$1,300	$1,217

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

The Utility’s environmental remediation liability as of June 30, 2026, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations, but the Utility’s actual costs could materially exceed its estimates. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  As of June 30, 2026, the Utility expected to recover $1.1 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

The table below presents the high end of the range for the Utility's potential losses and whether HSMA recovery is available.

	Balance at June 30, 2026
(in millions)	Low end of the range	High end of the range	HSMA Recovery (1)
Topock natural gas compressor station (2)	$283	$480	Available
Hinkley natural gas compressor station (2)	95	217	Unavailable
Former MGP sites owned by the Utility or third parties (3)	848	1,404	Available
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (4)	58	125	Available
Fossil fuel-fired generation facilities and sites (5)	16	30	Unavailable

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PG&E Corporation’s and the Utility’s primary market risk results from changes in energy commodity prices.  PG&E Corporation and the Utility engage in price risk management activities for non-trading purposes only.  Both PG&E Corporation and the Utility may engage in these price risk management activities using forward contracts, futures, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates.  See the section above entitled “Risk Management Activities” in Part I, Item 2 and Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

There were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the following proceedings, PG&E Corporation and the Utility are parties to various lawsuits and regulatory proceedings in the ordinary course of their business.  For more information regarding material lawsuits and proceedings, including updates to information reported under Item 3: “Legal Proceedings” of the 2025 Form 10-K, see Notes 10 and 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and Part I, Item 2: “Litigation and Other Matters.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On June 5, 2026, W. Craig Fugate, who serves as a director of PG&E Corporation and the Utility, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), for the sale of 13,000 shares of PG&E Corporation common stock. The trading arrangement will terminate on May 26, 2027.

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

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 11, 2025 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 11, 2025 (File No. 1-2348), Exhibit 3.1)

4.1
Thirty-Fourth Supplemental Indenture, dated as of June 3, 2026, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 3, 2026 (File No. 1-2348), Exhibit 4.1)

10.1
Amendment No. 6 to Credit Agreement, dated as of June 22, 2026, among PG&E Corporation, the several banks and other financial institutions or entities party thereto from time to time and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to PG&E Corporation’s Form 8-K dated June 22, 2026 (File No. 1-12609), Exhibit 10.2)

10.2
Amendment No. 6 to Credit Agreement, dated as of June 22, 2026, among Pacific Gas and Electric Company, the several banks and other financial institutions or entities party thereto from time to time and Citibank, N.A., as administrative agent (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 22, 2026 (File No. 1-2348), Exhibit 10.1)

10.3	*	Form of Restricted Stock Unit Agreement for 2026 grants to Non-Employee Directors under the PG&E Corporation 2021 Long-Term Incentive Plan

10.4	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Restricted Stock Unit Award Agreement with Retirement Full Vesting, effective as of July 17, 2026

10.5	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Performance Share Unit Award Agreement with Retirement Full Vesting, effective as of July 17, 2026

10.6	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Restricted Stock Unit Award Agreement with Retirement Partial Vesting, as amended effective as of July 17, 2026

10.7	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Performance Share Unit Award Agreement with Retirement Partial Vesting, as amended effective as of July 17, 2026

10.8	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Restricted Stock Unit Award Agreement without Retirement Vesting, effective as of July 17, 2026

10.9	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award Agreement with Retirement Partial Vesting, as amended effective as of July 17, 2026

10.10	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award Agreement without Retirement Vesting, effective as of July 17, 2026

10.11	*	Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Program-Specific Retention Restricted Stock Unit Award, as amended effective July 17, 2026

31.1		Certifications of the Principal Executive Officer and the Principal Financial Officer of PG&E Corporation required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Principal Executive Officers and the Principal Financial Officer of Pacific Gas and Electric Company required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of the Chief Executive Officer and the Chief Financial Officer of PG&E Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certifications of the Chief Executive Officers and the Chief Financial Officer of Pacific Gas and Electric Company required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SC		XBRL Taxonomy Extension Schema Document

101.CA		XBRL Taxonomy Extension Calculation Linkbase Document

101.LA		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DE		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: July 22, 2026