Form 10-Q
period 2026-09-30
PG&E Corp; PACIFIC GAS & ELECTRIC Co
filed 2026-10-22
CIK 1004980, 75488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C., 20549
					FORM	10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended					September 30, 2026
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number				Exact Name of Registrant as Specified in its Charter			State or Other Jurisdiction of Incorporation			IRS Employer Identification Number
1-12609				PG&E Corporation			California			94-3234914
1-2348				Pacific Gas and Electric Company			California			94-0742640

PG&E Corporation							Pacific Gas and Electric Company
300 Lakeside Drive							300 Lakeside Drive

Oakland,		California	94612				Oakland,	California	94612
Address of principal executive offices, including zip code

PG&E Corporation							Pacific Gas and Electric Company
415	973-1000						415	973-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	PCG	The New York Stock Exchange
First preferred stock, cumulative, par value $25 per share, 6% nonredeemable	PCG-PA	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5.50% nonredeemable	PCG-PB	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% nonredeemable	PCG-PC	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% redeemable	PCG-PD	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 5% series A redeemable	PCG-PE	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.80% redeemable	PCG-PG	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.50% redeemable	PCG-PH	NYSE American LLC
First preferred stock, cumulative, par value $25 per share, 4.36% redeemable	PCG-PI	NYSE American LLC
6.000% Series A Mandatory Convertible Preferred Stock, no par value	PCG-PrX	The New York Stock Exchange

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

PG&E Corporation:			☒	Yes	☐	No
Pacific Gas and Electric Company:			☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of October 14, 2026:
PG&E Corporation:	2,680,173,293*
Pacific Gas and Electric Company:	264,374,809

*Includes 477,743,590 shares of common stock held by Pacific Gas and Electric Company.

PG&E CORPORATION AND
PACIFIC GAS AND ELECTRIC COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are necessarily subject to various risks and uncertainties. These statements reflect management’s judgment and opinions that are based on current estimates, expectations, and projections about future events and assumptions regarding these events and management’s knowledge of facts as of the date of this report. These forward-looking statements relate to, among other matters, the previously announced strategic review; estimated liabilities; ratemaking and regulatory proceedings; capital expenditures; cost savings; load growth; customer rates; estimates and assumptions used in critical accounting estimates, including those relating to insurance receivables, regulatory assets and liabilities, environmental remediation, litigation, third-party claims, the Wildfire Fund, and other liabilities; and the level of future equity or debt issuances, and dividends. These statements are also identified by words such as “assume,” “expect,” “intend,” “forecast,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “commit,” “goal,” “target,” “will,” “may,” “should,” “would,” “could,” “potential,” “on track,” and similar expressions. PG&E Corporation and the Utility are not able to predict all the factors that may affect future results. Some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements, or from historical results, include, but are not limited to:

•the timing and outcome of the strategic review, including whether any strategic alternative will be identified and approved by PG&E Corporation’s Board of Directors, and any potential disruption to PG&E Corporation’s or the Utility’s business, or costs incurred, as a result of the strategic review and related uncertainty;

•the risk that no strategic alternative is consummated, including the possibility that required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals) required for certain strategic alternatives are not able to be obtained, or that legal, regulatory, or other constraints may limit PG&E Corporation’s ability to pursue certain strategic alternatives that PG&E Corporation’s Board of Directors or management determines would otherwise be in the best interests of PG&E Corporation and the Utility;

•the possibility that, even if a strategic alternative is achieved, any or all of the intended or expected benefits of such strategic alternative will not be achieved;

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

The discussions related to the results of operations and liquidity for the three and nine months ended September 30, 2025 compared to the same periods in 2024 are incorporated by reference to Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PG&E Corporation’s and the Utility’s combined Form 10-Q for the three and nine months ended September 30, 2025, which was filed with the SEC in October 2025.

Key Factors Affecting Financial Results

PG&E Corporation and the Utility believe that their financial condition, results of operations, liquidity, and cash flows may be materially affected by the following factors:

•The Uncertainties in Connection with Wildfires, Wildfire Mitigation, and Associated Cost Recovery. PG&E Corporation’s and the Utility’s financial condition, results of operations, liquidity, and cash flows may be materially affected by the costs and effectiveness of the Utility’s wildfire mitigation initiatives; California’s wildfire liability framework; the extent of damages from wildfires that do occur; the financial impacts of wildfires; and PG&E Corporation’s and the Utility’s ability to mitigate those financial impacts with insurance, self-insurance, the Wildfire Fund, the Continuation Account, and regulatory recovery.

Despite extensive wildfire mitigation measures, the Utility still faces significant wildfire risk, which is exacerbated by climate change, severe weather events, aging infrastructure, and vegetation growth. Once an ignition has occurred, the Utility may be unable to control the extent of damages, which is determined primarily by environmental and vegetation conditions, third-party suppression efforts, and the location of the wildfire. The Utility can be liable for these damages and the costs of fire suppression efforts, the Utility’s own assets may be damaged or destroyed, and certain of the Utility’s wildfire mitigation costs are subject to reasonableness review. The extent to which the Utility will be able to recover these costs through rates is uncertain. The Utility will recover its wildfire-related claims in excess of available insurance and legal fees through rates only to the extent that the CPUC or the FERC, as applicable, determines that the Utility has met the applicable prudency standard. The Utility could also face fines, penalties, enforcement action, or other adverse legal or regulatory consequences for noncompliance related to wildfire mitigation efforts.

The financial impact of past wildfires is significant. PG&E Corporation and the Utility may be able to mitigate the financial impact of wildfires in excess of insurance coverage or self-insurance through the Wildfire Fund, the Continuation Account, or cost recovery through rates. Each of these mitigations involves uncertainties, and liabilities could exceed available recoveries. For instance, the Utility’s ability to recover wildfire costs above $1.0 billion in a coverage year depends on the Wildfire Fund or the Continuation Account having sufficient remaining funds, and the Continuation Account may also be depleted more quickly than expected as a result of claims made by California’s other participating electric utility companies. Whether the Utility will be required to reimburse the Wildfire Fund or the Continuation Account depends on its ability to demonstrate to the CPUC that paid wildfire-related costs were just and reasonable. With respect to the Continuation Account, additional uncertainties include whether the Wildfire Fund administrator determines that the Continuation Account is necessary, whether the CPUC authorizes extending the non-bypassable charge, whether the administrator determines that additional contributions are needed and, if so, the timing of those contingent contributions.

With respect to the Wildfire Fund, PG&E Corporation and the Utility expect to re-evaluate the reasonableness of the currently estimated 20-year life and to recognize accelerated amortization of the Wildfire Fund asset based on reliable, publicly available information about the wildfire that began on January 7, 2025, in Eaton Canyon in Los Angeles County, California (the “Eaton fire”). SCE has disclosed probable losses of $1.6 billion and a Wildfire Fund receivable of $645 million for the Eaton fire, which represents the low end of the range of probable losses, and that the remainder of the probable losses are not reasonably estimable. As a result, PG&E Corporation and the Utility could reduce the estimated life to zero and incur up to $3.7 billion of accelerated amortization.

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

There has been increased California state legislative activity and political dialogue in recent years regarding wildfires, energy affordability, and related topics. The substance and timing of any legislation or other executive or regulatory measures relating to these matters, if such measures are implemented or if there is a failure to act on wildfire matters, could have a material impact on PG&E Corporation’s and the Utility’s business, cash flows, results of operations, and financial condition.  The California Legislature concluded its 2025-2026 legislative session without enacting additional legislation to modify the state's wildfire liability framework. As a result, PG&E Corporation and the Utility could face persistent financial limitations and elevated risk, including challenges obtaining financing on acceptable terms, increased borrowing costs and collateral posting requirements, or increased financing needs, which in turn may negatively impact their financial results and customer affordability.

•Strategic Review and Revised Capital Plan. PG&E Corporation and the Utility announced on September 2, 2026, that they are conducting a strategic review, reducing their planned capital expenditures for 2027 from $13.4 billion to $11.4 billion, and withdrawing the previously disclosed forecast of capital expenditures for 2028 through 2030. The strategic review is evaluating the full range of regulatory, financial, operational and strategic alternatives reasonably available, including the full range of options related to how PG&E Corporation and the Utility are organized and financed to best serve customers and California. Becoming financially strong and securing an investment-grade credit rating is a foundational objective of the review.

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

Tax Matters

PG&E Corporation’s ability to use its U.S. federal and California state net operating loss carryforwards and certain other tax attributes may be significantly limited if the ownership of PG&E Corporation’s stock by certain shareholders increases beyond statutory thresholds. To reduce the possibility of such a limitation, PG&E Corporation’s and the Utility’s Amended and Restated Articles of Incorporation, each filed on June 22, 2020, and PG&E Corporation’s Certificate of Amendment of Articles of Incorporation, filed on May 24, 2022 (the “Amended Articles”), contain restrictions on the direct or indirect acquisition or accumulation of PG&E Corporation’s stock.  These restrictions prevent any person or entity (including certain groups of persons) from acquiring or accumulating PG&E Corporation’s stock, including common stock and mandatory convertible preferred stock prior to the Restriction Release Date (as defined in the Amended Articles), in excess of certain thresholds based on the amount and relative value of such stock without approval by the Board of Directors of PG&E Corporation.  The computation of the applicable threshold is complex and may vary from date to date; the threshold of the combined value of PG&E Corporation common and mandatory convertible preferred stock was approximately 3.92% as of October 14, 2026. For more information about these restrictions that affect the ownership of PG&E Corporation stock, see “Tax Matters” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

RESULTS OF OPERATIONS

The following discussion presents PG&E Corporation’s and the Utility’s operating results for the three and nine months ended September 30, 2026 and 2025. See “Key Factors Affecting Financial Results” above for further discussion about factors that could affect future results of operations.

PG&E Corporation

The consolidated results of operations consist primarily of results related to the Utility, which are discussed in the “Utility” section below.  The following table provides a summary of income (loss) attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Net Change	Percentage Change	Nine Months Ended September 30,		Net Change	Percentage Change
(in millions)	2026	2025			2026	2025
Consolidated Total	$749	$823	$(74)	(9)%	$2,340	$1,951	$389	20%
PG&E Corporation	(68)	(87)	19	(22)%	(255)	(259)	4	(2)%
Utility	$817	$910	$(93)	(10)%	$2,595	$2,210	$385	17%

PG&E Corporation’s net loss primarily consists of interest expense on long-term debt.

Utility

The table below shows certain items from the Utility’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025.  In general, expenses the Utility is authorized to pass through directly to customers (such as costs to purchase electricity and natural gas, as well as costs to fund public purpose programs) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

	Three Months Ended September 30,		Net Change	Percentage Change	Nine Months Ended September 30,		Net Change	Percentage Change
(in millions)	2026	2025			2026	2025
Electric	$4,660	$4,755	$(95)	(2)%	$14,015	$13,304	$711	5%
Natural gas	1,528	1,495	33	2%	4,956	4,827	129	3%
Total operating revenues	6,188	6,250	(62)	(1)%	18,971	18,131	840	5%
Cost of electricity	904	1,015	(111)	(11)%	2,265	2,013	252	13%
Cost of natural gas	109	131	(22)	(17)%	694	738	(44)	(6)%
Operating and maintenance	2,541	2,636	(95)	(4)%	8,182	8,128	54	1%
SB 901 securitization charges, net	36	35	1	3%	36	35	1	3%
Wildfire-related claims, net of recoveries	—	1	(1)	(100)%	—	100	(100)	(100)%
Wildfire Fund expense	141	86	55	64%	369	271	98	36%
Depreciation, amortization, and decommissioning	1,206	1,132	74	7%	3,434	3,302	132	4%
Total operating expenses	4,937	5,036	(99)	(2)%	14,980	14,587	393	3%
Operating Income	1,251	1,214	37	3%	3,991	3,544	447	13%
Interest income	97	91	6	7%	320	384	(64)	(17)%
Interest expense	(729)	(691)	(38)	5%	(2,145)	(2,059)	(86)	4%
Other income, net	116	97	19	20%	334	251	83	33%
Income Before Income Taxes	735	711	24	3%	2,500	2,120	380	18%
Income tax benefit	(85)	(202)	117	(58)%	(105)	(100)	(5)	5%
Net Income	820	913	(93)	(10)%	2,605	2,220	385	17%
Preferred stock dividend requirement	3	3	—	—%	10	10	—	—%
Income Available for Common Stock	$817	$910	$(93)	(10)%	$2,595	$2,210	$385	17%

Operating Revenues

The Utility’s electric and natural gas operating revenues decreased by $62 million, or 1%, in the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily due to:

•approximately $140 million less in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 WMCE Application” below) in the three months ended September 30, 2026, compared to the same period in 2025; and

•$111 million less in revenues to recover the cost of electricity in the three months ended September 30, 2026, compared to the same period in 2025. These costs are passed through to customers and do not impact net income.

Partially offset by:

•approximately $60 million in revenue reductions related to the 2022 WMCE proceeding in the three months ended September 30, 2025, with no comparable reductions in the same period in 2026.

The Utility’s electric and natural gas operating revenues increased by $840 million, or 5%, in the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily due to:

•approximately $650 million in revenues authorized in the 2023 WMCE final decision (see “2023 WMCE Application” below) in the nine months ended September 30, 2026, with no comparable revenues in the same period in 2025. The revenues recognized are incremental to revenues previously recognized for interim rate relief;

•$252 million more in revenues to recover the cost of electricity in the nine months ended September 30, 2026, compared to the same period in 2025;

•approximately $140 million more in revenues authorized in the 2023 GRC in the nine months ended September 30, 2026, compared to the same period in 2025; and

•approximately $60 million in revenue reductions related to the 2022 WMCE proceeding in the nine months ended September 30, 2025, with no comparable reductions in the same period in 2026.

Partially offset by:

•approximately $380 million less in interim rate relief authorized in the 2023 WMCE proceeding (see “2023 WMCE Application” below) in the nine months ended September 30, 2026, compared to the same period in 2025.

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

There were no material changes to the Cost of electricity in the three and nine months ended September 30, 2026, compared to the same periods in 2025.

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

There were no material changes to the Cost of natural gas in the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Operating and Maintenance

The Utility’s Operating and maintenance expenses decreased by $95 million, or 4%, in the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily due to:

•approximately $140 million less in previously deferred expenses authorized through interim rate relief for the 2023 WMCE application (see “2023 WMCE Application” below) in the three months ended September 30, 2026, compared to the same period in 2025.

Partially offset by:

•approximately $70 million more in costs associated with extended operations at DCPP in the three months ended September 30, 2026, compared to the same period in 2025.

The Utility’s Operating and maintenance expenses increased by $54 million, or 1%, in the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily due to:

•approximately $400 million more in costs due to recognition of previously deferred expenses authorized in the 2023 WMCE final decision (see “2023 WMCE Application” below) in the nine months ended September 30, 2026, with no comparable costs in the same period in 2025. The expenses are incremental to the expenses previously recognized in the 2023 WMCE application as part of interim rate relief; and

•approximately $30 million more in costs associated with extended operations at DCPP in the nine months ended September 30, 2026, compared to the same period in 2025.

Partially offset by:

•approximately $380 million less in previously deferred expenses authorized through interim rate relief for the 2023 WMCE application (see “2023 WMCE Application” below) in the nine months ended September 30, 2026, compared to the same period in 2025.

Wildfire-Related Claims, Net of Recoveries

The Utility’s Wildfire-related claims, net of recoveries decreased by $1 million, or 100%, and $100 million, or 100%, in the three and nine months ended September 30, 2026, compared to the same periods in 2025. The Utility recognized pre-tax charges of $100 million related to the 2019 Kincade fire in the nine months ended September 30, 2025, with no comparable costs in the same period in 2026.

Wildfire Fund Expense

The Utility’s Wildfire Fund expense increased by $55 million, or 64%, and $98 million, or 36%, in the three and nine months ended September 30, 2026, compared to the same periods in 2025. These increases were primarily due to accelerated amortization associated with SCE’s disclosure of a receivable from the Wildfire Fund related to the Eaton fire, with no comparable costs in the same periods in 2025.

Depreciation, Amortization, and Decommissioning

The Utility's Depreciation, amortization, and decommissioning expenses increased by $74 million, or 7%, and $132 million, or 4%, in the three and nine months ended September 30, 2026, compared to the same periods in 2025. These increases were primarily due to the growth in plant balance from capital additions, partially offset by higher deferred depreciation expense for costs awaiting regulatory decisions.

Interest Income

There was no material change in Interest income in the three months ended September 30, 2026, compared to the same period in 2025.

The Utility’s Interest income decreased by $64 million, or 17%, in the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily due to lower dividend income and lower interest-bearing account balances, partially offset by higher interest-bearing self-insurance related balances.

Interest Expense

The Utility’s Interest expense increased by $38 million, or 5%, and $86 million, or 4%, in the three and nine months ended September 30, 2026, compared to the same periods in 2025. These increases were primarily due to the issuance of additional long-term debt and higher borrowings under its revolving credit facility, partially offset by lower balancing account interest.

Other Income, Net

The Utility’s Other Income, Net increased by $19 million, or 20%, and $83 million, or 33%, in the three and nine months ended September 30, 2026, compared to the same periods in 2025. These increases were primarily due to a higher return from the trust assets for the qualified pension plan in the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Income Tax Provision

The Utility’s Income tax provision increased by $117 million, or 58%, in the three months ended September 30, 2026, compared to the same period in 2025. This increase was primarily due to decreased deductions for certain costs attributable to electric generation.

The Utility’s Income tax provision decreased by $5 million, or 5%, in the nine months ended September 30, 2026, compared to the same period in 2025. The income tax provision was comparable to the prior-year period.

The effective tax rates were (11.7)% and (4.2)%, and (28.3)% and (4.7)% for the three and nine months ended September 30, 2026 and 2025, respectively. While the effective tax rate for the nine months ended September 30, 2026 was generally consistent compared to the same period in 2025, the change in the effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreased deductions for certain costs attributable to electric generation. The Utility’s effective tax rate is below the federal statutory rate of 21% for 2026 and 2025, primarily due to the effect of the flow-through ratemaking treatment for certain property-related costs. For these temporary tax differences, the Utility recognizes the deferred tax impact in the current period and records offsetting regulatory assets and liabilities. Therefore, the Utility’s effective tax rate is impacted as these differences arise and reverse. The Utility recognizes such differences as regulatory assets or liabilities as it is probable that these amounts will be recovered from or returned to customers in future rates.

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

As of September 30, 2026, PG&E Corporation and the Utility had access to approximately $5.8 billion of total liquidity comprised of $339 million of the Utility’s Cash and cash equivalents, $563 million of PG&E Corporation’s (on a standalone basis) Cash and cash equivalents and $4.9 billion of availability under PG&E Corporation’s and the Utility’s revolving credit facilities.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  PG&E Corporation and the Utility maintain separate bank accounts and primarily invest their cash in money market funds. In addition to Cash and cash equivalents, the Utility holds Restricted cash and restricted cash equivalents that primarily consist of AB 1054 and SB 901 fixed recovery charge collections that are to be used to service the associated bonds. The Utility also holds restricted cash related to the DOE’s Civil Nuclear Credit Program. As of September 30, 2026, PG&E Corporation (on a standalone basis) and the Utility had Cash and cash equivalents of $563 million and $339 million, respectively.

Financial Resources

Equity Financings

PG&E Corporation does not expect to undertake any equity issuances through 2030. Factors that could affect this plan include liquidity and cash flow needs, capital expenditures, interest rates, credit ratings, PG&E Corporation’s common share price, its earnings, the timing and outcome of legislative and ratemaking proceedings, and the timing and terms of other financings.

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

Dividends

PG&E Corporation has announced guidance entailing consistent dividend increases targeting a dividend payout ratio of approximately 20% of core earnings by 2028. No dividend is payable unless and until declared by the applicable Board of Directors. The Board of Directors of PG&E Corporation retains authority to change the common stock dividend target and dividend payout ratio at any time. Future dividend decisions made by the applicable Board of Directors may be impacted by results of operations, financial condition, cash requirements, contractual restrictions, the strategic review, and other factors.

For information on dividend declarations and payments, see Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Utility Cash Flows

PG&E Corporation’s consolidated cash flows consist primarily of cash flows related to the Utility. The following discussion presents the Utility’s cash flows for the nine months ended September 30, 2026 and 2025.

The Utility’s cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$6,262	$7,019
Net cash used in investing activities	(9,296)	(9,250)
Net cash provided by financing activities	3,166	1,874
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$132	$(357)

Operating Activities

The Utility’s cash flows from operating activities primarily consist of receipts from customers less payments of cash operating expenses. Net cash provided by operating activities decreased by $757 million, or 11%, during the nine months ended September 30, 2026 as compared to the same period in 2025. This decrease was primarily due to:

•an increase in electric procurement costs driven by lower sales of renewable portfolio standard compliance instruments into the market and lower CAISO-related revenues; and

•a decrease in collections driven by recoveries related to 2020 to 2023 WMCE rate cases.

Partially offset by:

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

The following table summarizes changes in key components of the Utility’s investing cash flows for the nine months ended September 30, 2026, compared to September 30, 2025.

(in millions)	Nine Months Ended September 30,
Cash used in investing activities - 2025	$(9,250)
Capital expenditures	(990)
Net purchases related to customer credit trust investments	821
Net purchases related to self-insurance investment and other investing activities	123
Net decrease in cash used in investing activities	(46)
Cash used in investing activities - 2026	$(9,296)

Net cash used in investing activities increased by $46 million, or 0.5%, during the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $990 million increase in capital expenditures, mainly driven by increased investments in electric transmission and distribution hardening, capacity, reliability, and interconnection work. The increase was partially offset by a $821 million decrease in net purchases related to customer credit trust investments, and by a $123 million decrease in net purchases related to self‑insurance investments.

Future cash flows used in investing activities are largely dependent on the timing and amount of capital expenditures.  The Utility forecasts that it will invest $12.4 billion in capital expenditures in 2026 and $11.4 billion in 2027. The strategic review may result in further changes in planned capital expenditures.

Financing Activities

Cash provided by or used in financing activities is driven by the Utility’s financing needs, which depend on the level of cash provided by or used in operating activities, the level of cash provided by or used in investing activities, the conditions in the capital markets, and the maturity date or prepayment date of existing debt instruments. Additionally, the Utility’s future cash flows from financing activities will be affected by the timing and outcome of the strategic review, the Utility’s financings, dividend payments, and equity contributions from PG&E Corporation.

The following table summarizes changes in key components of the Utility’s financing cash flows for the nine months ended September 30, 2026, compared to September 30, 2025.

(in millions)	Nine Months Ended September 30,
Cash provided by financing activities - 2025	$1,874
Net borrowings under credit facilities	(1,540)
Net repayments under term loan	(180)
Proceeds from issuances of long-term debt, net of repayments	2,746
Dividend payments	(149)
Equity contributions from PG&E Corporation	527
Other financing activities	(112)
Net increase in cash provided by financing activities	1,292
Cash provided by financing activities - 2026	$3,166

Net cash provided by financing activities increased by $1.3 billion, or 69%, during the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to:

•$2.7 billion increase in proceeds from issuances of long-term debt, net of repayments; and

•$527 million increase in equity contributions received from PG&E Corporation.

Partially offset by:

•$1.5 billion decrease in net borrowings under credit facilities;

•$180 million increase in net repayments under term loan; and

•$149 million increase in dividend payments.

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

Key updates to the Utility’s regulatory matters include the following:

•On August 13, 2026, the CPUC adopted an administrative consent order approving a settlement with the CPUC’s enforcement division for the 2022 Mosquito fire.

•On September 18, 2026, the CPUC issued a PD in Track 1 of the WGSC proceeding that would authorize recovery of approximately $1.8 billion of recorded wildfire mitigation costs for the 2020 to 2022 period and disallow approximately $477 million of requested costs.

•On September 23, 2026, the CPUC issued a PD in the Utility’s 2027 GRC proceeding that would authorize the Utility to recover $456 million in interim rate recovery effective January 1, 2027.

•On September 30, 2026, the Utility filed a ten-year Electrical Undergrounding Plan (“EUP”) for the years 2028 through 2037 with the OEIS.

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

Statuses of the Utility’s cost recovery proceedings are summarized in the following table:

Proceeding	Request	Status
2023 WMCE	$2.18 billion of cost recovery	Final decision authorizing $1.9 billion of costs issued February 2026. Application for rehearing filed March 2026 and denied in August 2026. Appealed in September 2026.
2024 WMCE	$596 million of cost recovery	Application filed November 2024. A PD is expected by February 2027.
2023 WGSC	$2.5 billion of cost recovery
Application filed June 2023. Decision authorizing $516 million of interim rate relief adopted March 2024. Track 1 PD authorizing recovery of approximately $1.8 billion of wildfire mitigation costs issued September 2026. A final decision is expected by March 2027.

Kincade and Dixie AB 1054	Review of 2019 Kincade fire and 2021 Dixie fire costs, including recovery of approximately $1.9 billion	Application filed November 2025. A PD is expected by November 2026.

Wildfire Mitigation and Catastrophic Events Cost Recovery Applications

2023 WMCE Application

As previously disclosed, on February 5, 2026, the CPUC voted out a final decision in the 2023 WMCE proceeding. On March 16, 2026, the Utility filed an application for rehearing of the final decision with the CPUC, which the CPUC denied on August 14, 2026. On September 14, 2026, the Utility filed a petition for a writ of review with the California Court of Appeal.

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

On September 17, 2026, the CPUC extended the statutory deadline in the proceeding to March 31, 2027.

On September 18, 2026, the CPUC issued a PD that would authorize recovery of approximately $1.8 billion of the $2.3 billion of Track 1 costs requested by the Utility, consisting primarily of Wildfire Mitigation Plan Memorandum Account and Fire Risk Mitigation Memorandum Account balances. The PD does not address recovery of amounts recorded in the Gas Storage Balancing Account, In-Line Inspection Memorandum Account, and other memorandum and balancing accounts that are being considered separately in Track 2 of the proceeding. The PD would also disallow approximately $477 million of requested costs, including approximately $291 million of capital expenditures that would be permanently excluded from rate base.

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

The Utility had drawn approximately $674 million from the Wildfire Fund at the time of the application. This amount will increase as a result of payments by the Utility to resolve claims and draws from the Wildfire Fund. The CPUC may require the Utility to reimburse the Wildfire Fund to the extent that amounts drawn from the Wildfire Fund are determined not to be just and reasonable. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

Statuses of the Utility’s forward-looking rate cases are summarized in the following table:

Rate Case	Request	Status
2027 GRC	Revenue requirement of $16.64 billion for 2027	Filed May 2025. A PD is expected by March 2027 and a final decision by May 2027. A PD on interim rate relief was issued in September 2026.

2027 General Rate Case

On May 7, 2026, the Utility requested interim rate recovery effective January 1, 2027, of 55%, 75%, or 85% of its requested 2027 revenue requirement (approximately $654 million, $891 million, and $1.01 billion, respectively), which has been opposed by some intervenors. On September 23, 2026, the CPUC issued a PD that would authorize the Utility to recover $456 million in interim rate recovery effective January 1, 2027. The CPUC could vote on this PD as early as October 29, 2026.

Opening briefs were filed on July 2, 2026, and reply briefs were filed on July 23, 2026.

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

Other Regulatory Proceedings

Extension of Diablo Canyon Operations

On November 7, 2023, the Utility submitted an application for license renewal with the NRC. On April 2, 2026, the NRC approved the Utility’s 20-year license renewal application for extended operations of DCPP. Continued operation of DCPP beyond October 31, 2029 and October 31, 2030, for Unit 1 and Unit 2, respectively, also requires action by the California Legislature.

SB 884 10-Year Distribution Undergrounding Program

On March 7, 2024, the CPUC approved a resolution that establishes an expedited utility distribution infrastructure undergrounding program pursuant to Public Utilities Code Section 8388.5. The resolution addressed the process and requirements for the CPUC’s review of any large electrical corporation’s 10-year distribution infrastructure undergrounding plan and conditional approval of its related costs. On December 4, 2025, the CPUC approved a resolution that updated and refined the prior resolution and instructed the Utility to file a joint application with SCE and San Diego Gas & Electric Company requesting approval of a proposal to resolve several cost recovery issues, including the benefit-cost ratio and audit methodologies, not addressed in the resolution. On February 9, 2026, the utilities submitted that filing. On October 16, 2026, the CPUC issued a PD in response to the joint application that did not adopt most of the proposals submitted by the Utility, SCE and San Diego Gas & Electric Company. The Utility is currently evaluating the PD.

On February 20, 2025, the OEIS adopted final program guidelines. The OEIS has indicated that it will issue separate compliance guidelines.

On September 30, 2026, the Utility filed a ten-year Electrical Undergrounding Plan (“EUP”) for the years 2028 through 2037 with the OEIS.

Under the proposed plan, the Utility would install 5,000 miles of electrical distribution conduit underground to mitigate wildfire risk and increase electric reliability by reducing the need to de-energize electric distribution lines during periods of increased wildfire risk. The Utility estimates the cost of the proposed EUP, if fully approved, as $16.6 billion in capital expenditures over the ten-year period.

Pursuant to Public Utilities Code Section 8388.5, the OEIS has nine months to review and approve or deny the plan. Before approving the plan, the OEIS may require the Utility to modify the plan or to modify and resubmit the plan. If OEIS approves the plan, the Utility will file an application within 60 days to recover associated costs from the CPUC, which will have nine months to review and approve or deny the application.

LEGISLATIVE INITIATIVES

SB 254

On April 7, 2026, the Wildfire Fund administrator issued its study report pursuant to SB 254. The report sets out policy options for California’s Governor and Legislature to consider. The California Legislature concluded its 2025-2026 legislative session without enacting additional legislation to modify the state's wildfire liability framework. For more information regarding SB 254, see the 2025 Form 10-K.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Electric	$4,660	$4,755	$14,015	$13,304
Natural gas	1,528	1,495	4,956	4,827
Total operating revenues	6,188	6,250	18,971	18,131
Operating Expenses
Cost of electricity	904	1,015	2,265	2,013
Cost of natural gas	109	131	694	738
Operating and maintenance	2,543	2,641	8,191	8,147
SB 901 securitization inception charge	36	35	36	35
Wildfire-related claims, net of recoveries	—	1	—	100
Wildfire Fund expense	141	86	369	271
Depreciation, amortization, and decommissioning	1,206	1,132	3,434	3,302
Total operating expenses	4,939	5,041	14,989	14,606
Operating Income	1,249	1,209	3,982	3,525
Interest income	104	94	336	392
Interest expense	(825)	(770)	(2,424)	(2,296)
Other income, net	153	97	366	251
Income Before Income Taxes	681	630	2,260	1,872
Income tax benefit	(95)	(220)	(162)	(161)
Net Income	776	850	2,422	2,033
Preferred stock dividend requirement	27	27	82	82
Income Available for Common Shareholders	$749	$823	$2,340	$1,951
Weighted Average Common Shares Outstanding, Basic	2,202	2,198	2,201	2,197
Weighted Average Common Shares Outstanding, Diluted	2,285	2,281	2,284	2,202
Net Income Per Common Share, Basic	$0.34	$0.37	$1.06	$0.89
Net Income Per Common Share, Diluted	$0.34	$0.37	$1.06	$0.89

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$776	$850	$2,422	$2,033
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $1, and $0 respectively)	—	—	1	1
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $3, $1, $7, and $4 respectively)	(2)	(4)	(12)	10
Total other comprehensive income (loss)	(2)	(4)	(11)	11
Comprehensive Income	774	846	2,411	2,044
Preferred stock dividend requirement	27	27	82	82
Comprehensive Income Available for Common Shareholders	$747	$819	$2,329	$1,962

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$902	$713
Restricted cash and restricted cash equivalents (includes $370 million and $225 million related to VIEs at respective dates)	404	259
Accounts receivable
Customers (net of allowance for doubtful accounts of $391 million and $408 million at respective dates) (includes $1.8 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $391 million and $408 million at respective dates)	2,205	2,267
Accrued unbilled revenue (includes $1.4 billion and $1.3 billion related to VIEs at respective dates)	1,613	1,463
Regulatory balancing accounts	4,846	6,300
Other (net of allowance for doubtful accounts of $28 million and $69 million at respective dates)	1,633	1,719
Regulatory assets	159	305
Inventories
Gas stored underground and fuel oil	68	75
Materials and supplies	789	745
Wildfire Fund asset	286	297
Wildfire self-insurance asset	1,008	1,043
Other	834	644
Total current assets	14,747	15,830
Property, Plant, and Equipment
Property, Plant, and Equipment	136,221	128,989
Construction work in progress	5,115	4,627
Financing lease ROU asset and other	—	2
Total property, plant, and equipment	141,336	133,618
Accumulated depreciation	(38,781)	(37,270)
Net property, plant, and equipment	102,555	96,348
Other Noncurrent Assets
Regulatory assets	16,531	15,981
Customer credit trust	408	804
Nuclear decommissioning trusts	4,432	4,230
Operating lease ROU asset	452	450
Wildfire Fund asset	3,373	3,728
Other (includes noncurrent accounts receivable of $76 million and $67 million related to VIEs, net of noncurrent allowance for doubtful accounts of $17 million and $15 million and $272 million and $0 of noncurrent restricted cash related to the DOE’s Civil Nuclear Credit Program at respective dates)	4,797	4,240
Total other noncurrent assets	29,993	29,433
TOTAL ASSETS	$147,295	$141,611

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$2,205	$2,675
Long-term debt, classified as current (includes $227 million and $221 million related to VIEs at respective dates)	1,474	821
Accounts payable
Trade creditors	3,052	3,353
Regulatory balancing accounts	2,406	3,119
Other	815	929
Operating lease liabilities	94	90
Interest payable (includes $154 million and $72 million related to VIEs at respective dates)	773	764
Wildfire-related claims	173	524
Other	3,331	4,025
Total current liabilities	14,323	16,300
Noncurrent Liabilities
Long-term debt (includes $11.5 billion and $11.7 billion related to VIEs at respective dates)	61,347	57,387
Regulatory liabilities	20,369	20,188
Pension and other postretirement benefits	496	549
Asset retirement obligations	5,654	5,439
Deferred income taxes	5,020	4,135
Operating lease liabilities	358	360
Financing lease liabilities	—	2
Other	4,903	4,459
Total noncurrent liabilities	98,147	92,519
Equity
Shareholders’ Equity
Mandatory convertible preferred stock	1,579	1,579
Common stock, no par value, authorized 3,600,000,000 and 3,600,000,000 shares at respective dates; 2,202,416,553 and 2,193,573,536 shares outstanding at respective dates	31,672	31,636
Reinvested earnings	1,357	(650)
Accumulated other comprehensive loss	(35)	(25)
Total shareholders’ equity	34,573	32,540
Noncontrolling Interest - Preferred Stock of Subsidiary	252	252
Total equity	34,825	32,792
TOTAL LIABILITIES AND EQUITY	$147,295	$141,611

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,422	$2,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,434	3,302
Bad debt expense	185	331
Allowance for equity funds used during construction	(161)	(164)
Deferred income taxes and tax credits, net	888	700
Wildfire Fund expense	369	271
Other	34	(84)
Effect of changes in operating assets and liabilities:
Accounts receivable	(143)	(454)
Wildfire-related insurance receivable	158	(106)
Inventories	(37)	57
Accounts payable	(232)	25
Wildfire-related claims	(351)	(424)
Other current assets and liabilities	(368)	377
Regulatory assets, liabilities, and balancing accounts, net	(86)	1,324
Other noncurrent assets and liabilities	(272)	(432)
Net cash provided by operating activities	5,840	6,756
Cash Flows from Investing Activities
Capital expenditures	(9,621)	(8,631)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,967	1,365
Purchases of nuclear decommissioning trust investments	(2,029)	(1,421)
Proceeds from sales and maturities of customer credit trust investments	440	310
Purchases of customer credit trust investments	(38)	(729)
Proceeds from sales and maturities of self-insurance investments	930	669
Purchases of self-insurance investments	(962)	(828)
Other	17	15
Net cash used in investing activities	(9,296)	(9,250)
Cash Flows from Financing Activities
Borrowings under credit facilities	6,353	3,080
Repayments under credit facilities	(6,143)	(1,330)
Borrowings under term loan	180	500
Repayments under term loan	(860)	(1,000)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $47 and $27 at respective dates	7,053	2,973
Repayments of long-term debt	(2,269)	(1,925)
Repayment of AB 1054 recovery bonds	(65)	(72)
Repayment of SB 901 recovery bonds	(69)	(67)
Common stock dividends paid	(330)	(166)
Mandatory convertible preferred stock dividends paid	(72)	(72)
Other	12	132

Net cash provided by financing activities	3,790	2,053
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	334	(441)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	972	1,213
Cash, cash equivalents, restricted cash, and restricted cash equivalents at September 30	$1,306	$772
Less: Restricted cash and restricted cash equivalents	(404)	(368)
Cash and cash equivalents at September 30	$902	$404

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(2,226)	$(2,079)
Income taxes, net	(165)	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,609	$1,416
Operating lease liabilities arising from ROU assets	68	—
DWR loan forgiveness and performance-based disbursements	28	95
Common stock dividends declared but not yet paid	111	55
Mandatory convertible preferred stock dividends declared but not yet paid	24	24
Capital expenditures financed through current assets and noncurrent liabilities	—	592

See accompanying Notes to the Condensed Consolidated Financial Statements.

PG&E CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share amounts)

	Preferred Stock	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount
Balance at December 31, 2025	$1,579	2,197,942,874	$31,636	$(650)	$(25)	$32,540	$252	$32,792
Net income	—	—	—	885	—	885	—	885
Other comprehensive loss	—	—	—	—	(6)	(6)	—	(6)
Common stock issued, net	—	4,281,854	—	—	—	—	—	—
Stock-based compensation amortization	—	—	(31)	—	—	(31)	—	(31)
Common stock dividends declared	—	—	—	(111)	—	(111)	—	(111)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2026	$1,579	2,202,224,728	$31,605	$97	$(31)	$33,250	$252	$33,502
Net income	—	—	—	761	—	761	—	761
Other comprehensive loss	—	—	—	—	(2)	(2)	—	(2)
Common stock issued, net	—	141,998	—	—	—	—	—	—
Stock-based compensation amortization	—	—	31	—	—	31	—	31
Common stock dividends declared	—	—	—	(111)	—	(111)	—	(111)
Preferred stock dividend requirement	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2026	$1,579	2,202,366,726	$31,636	$719	$(33)	$33,901	$252	$34,153
Net income		—	—	776	—	776	—	776
Other comprehensive loss		—	—	—	(2)	(2)	—	(2)
Common stock issued, net		49,827	—	—	—	—	—	—
Stock-based compensation amortization		—	36	—	—	36	—	36
Common stock dividends declared				(111)		(111)	—	(111)
Preferred stock dividend requirement				(27)		(27)	—	(27)
Balance at September 30, 2026	$1,579	2,202,416,553	$31,672	$1,357	$(35)	$34,573	$252	$34,825

	Preferred Stock	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest - Preferred Stock of Subsidiary	Total Equity
		Shares	Amount
Balance at December 31, 2024	$1,579	2,193,573,536	$31,555	$(2,966)	$(19)	$30,149	$252	$30,401
Net income	—	—	—	634	—	634	—	634
Other comprehensive income	—	—	—	—	7	7	—	7
Common stock issued, net	—	4,111,477	(1)	—	—	(1)	—	(1)
Stock-based compensation amortization	—	—	(22)	—	—	(22)	—	(22)
Common stock dividends declared	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at March 31, 2025	$1,579	2,197,685,013	$31,532	$(2,414)	$(12)	$30,685	$252	$30,937
Net income	—	—	—	549	—	549	—	549
Other comprehensive income	—	—	—	—	8	8	—	8
Common stock issued, net	—	152,389	—	—	—	—	—	—
Stock-based compensation amortization	—	—	28	—	—	28	—	28
Common stock dividends declared	—	—	—	(56)	—	(56)	—	(56)
Preferred stock dividend requirement	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2025	$1,579	2,197,837,402	$31,560	$(1,949)	$(4)	$31,186	$252	$31,438
Net income	—	—	—	850	—	850	—	850
Other comprehensive loss	—	—	—	—	(4)	(4)	—	(4)
Common stock issued, net	—	70,001	—	—	—	—	—	—
Stock-based compensation amortization	—	—	28	—	—	28	—	28
Common stock dividends declared	—	—	—	(55)	—	(55)	—	(55)
Preferred stock dividend requirement	—	—	—	(27)	—	(27)	—	(27)
Balance at September 30, 2025	$1,579	2,197,907,403	$31,588	$(1,181)	$(8)	$31,978	$252	$32,230

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Electric	$4,660	$4,755	$14,015	$13,304
Natural gas	1,528	1,495	4,956	4,827
Total operating revenues	6,188	6,250	18,971	18,131
Operating Expenses
Cost of electricity	904	1,015	2,265	2,013
Cost of natural gas	109	131	694	738
Operating and maintenance	2,541	2,636	8,182	8,128
SB 901 securitization charges, net	36	35	36	35
Wildfire-related claims, net of recoveries	—	1	—	100
Wildfire Fund expense	141	86	369	271
Depreciation, amortization, and decommissioning	1,206	1,132	3,434	3,302
Total operating expenses	4,937	5,036	14,980	14,587
Operating Income	1,251	1,214	3,991	3,544
Interest income	97	91	320	384
Interest expense	(729)	(691)	(2,145)	(2,059)
Other income, net	116	97	334	251
Income Before Income Taxes	735	711	2,500	2,120
Income tax benefit	(85)	(202)	(105)	(100)
Net Income	820	913	2,605	2,220
Preferred stock dividend requirement	3	3	10	10
Income Available for Common Stock	$817	$910	$2,595	$2,210

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$820	$913	$2,605	$2,220
Other Comprehensive Income
Pension and other postretirement benefit plans obligations (net of taxes of $0, $0, $1, and $0 respectively)	1	—	1	2
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $3, $1, $7, and $4 respectively)	(3)	(4)	(12)	10
Total other comprehensive income (loss)	(2)	(4)	(11)	12
Comprehensive Income	$818	$909	$2,594	$2,232

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	Balance at
	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$339	$353
Restricted cash and restricted cash equivalents (includes $370 million and $225 million related to VIEs at respective dates)	404	258
Accounts receivable
Customers (net of allowance for doubtful accounts of $391 million and $408 million at respective dates) (includes $1.8 billion and $1.9 billion related to VIEs, net of allowance for doubtful accounts of $391 million and $408 million at respective dates)	2,205	2,267
Accrued unbilled revenue (includes $1.4 billion and $1.3 billion related to VIEs at respective dates)	1,613	1,463
Regulatory balancing accounts	4,846	6,300
Other (net of allowance for doubtful accounts of $28 million and $69 million at respective dates)	1,635	1,725
Regulatory assets	159	305
Inventories
Gas stored underground and fuel oil	68	75
Materials and supplies	789	745
Wildfire Fund asset	286	297
Wildfire self-insurance asset	1,008	1,043
Other	865	643
Total current assets	14,217	15,474
Property, Plant, and Equipment
Property, Plant, and Equipment	136,222	128,989
Construction work in progress	5,114	4,626
Financing lease ROU asset and other	—	2
Total property, plant, and equipment	141,336	133,617
Accumulated depreciation	(38,781)	(37,269)
Net property, plant, and equipment	102,555	96,348
Other Noncurrent Assets
Regulatory assets	16,531	15,981
Customer credit trust	408	804
Nuclear decommissioning trusts	4,432	4,230
Operating lease ROU asset	448	445
Wildfire Fund asset	3,373	3,728
Other (includes noncurrent accounts receivable of $76 million and $67 million related to VIEs, net of noncurrent allowance for doubtful accounts of $17 million and $15 million and $272 million and $0 of noncurrent restricted cash related to the DOE’s Civil Nuclear Credit Program at respective dates)	4,599	4,073
Total other noncurrent assets	29,791	29,261
TOTAL ASSETS	$146,563	$141,083
See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	(Unaudited)
	Balance at
	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,205	$2,675
Long-term debt, classified as current (includes $227 million and $221 million related to VIEs at respective dates)	1,474	821
Accounts payable
Trade creditors	3,051	3,352
Regulatory balancing accounts	2,406	3,119
Other	781	844
Operating lease liabilities	94	90
Interest payable (includes $154 million and $72 million related to VIEs at respective dates)	709	673
Wildfire-related claims	173	524
Other	3,174	3,710
Total current liabilities	14,067	15,808
Noncurrent Liabilities
Long-term debt (includes $11.5 billion and $11.7 billion related to VIEs at respective dates)	54,729	51,766
Regulatory liabilities	20,369	20,188
Pension and other postretirement benefits	430	482
Asset retirement obligations	5,654	5,439
Deferred income taxes	5,678	4,732
Operating lease liabilities	354	355
Financing lease liabilities	—	2
Other	4,914	4,474
Total noncurrent liabilities	92,128	87,438
Shareholders’ Equity
Preferred stock	258	258
Common stock, $5 par value, authorized 800,000,000 shares; 264,374,809 shares outstanding at respective dates	1,322	1,322
Additional paid-in capital	39,327	37,505
Reinvested earnings	(505)	(1,225)
Accumulated other comprehensive loss	(34)	(23)
Total shareholders’ equity	40,368	37,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,563	$141,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,605	$2,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	3,434	3,302
Bad debt expense	185	331
Allowance for equity funds used during construction	(161)	(164)
Deferred income taxes and tax credits, net	948	738
Wildfire Fund expense	369	271
Other	(13)	(121)
Effect of changes in operating assets and liabilities:
Accounts receivable	(139)	(456)
Wildfire-related insurance receivable	158	(106)
Inventories	(37)	57
Accounts payable	(179)	27
Wildfire-related claims	(351)	(424)
Other current assets and liabilities	(228)	449
Regulatory assets, liabilities, and balancing accounts, net	(86)	1,324
Other noncurrent assets and liabilities	(243)	(429)
Net cash provided by operating activities	6,262	7,019
Cash Flows from Investing Activities
Capital expenditures	(9,621)	(8,631)
Proceeds from sales and maturities of nuclear decommissioning trust investments	1,967	1,365
Purchases of nuclear decommissioning trust investments	(2,029)	(1,421)
Proceeds from sales and maturities of customer credit trust investments	440	310
Purchases of customer credit trust investments	(38)	(729)
Proceeds from sales and maturities of self-insurance investments	930	669
Purchases of self-insurance investments	(962)	(828)
Other	17	15
Net cash used in investing activities	(9,296)	(9,250)
Cash Flows from Financing Activities
Borrowings under credit facilities	6,353	3,080
Repayments under credit facilities	(6,143)	(1,330)
Borrowings under term loan	180	500
Repayments under term loan	(860)	(1,000)
Proceeds from issuance of long-term debt, net of premium, discount and issuance costs of $37 and $27 at respective dates	6,063	2,973
Repayments of long-term debt	(2,269)	(1,925)
Repayment of AB 1054 recovery bonds	(65)	(72)
Repayment of SB 901 recovery bonds	(69)	(67)
Preferred stock dividends paid	(10)	(11)
Common stock dividends paid	(1,875)	(1,725)

Equity contribution from PG&E Corporation	1,822	1,295
Other	39	156
Net cash provided by financing activities	3,166	1,874
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	132	(357)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1	611	977
Cash, cash equivalents, restricted cash, and restricted cash equivalents at September 30	$743	$620
Less: Restricted cash and restricted cash equivalents	(404)	(367)
Cash and cash equivalents at September 30	$339	$253

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amounts capitalized	$(1,928)	$(1,819)
Income taxes, net	(230)	—
Supplemental disclosures of noncash investing and financing activities
Capital expenditures financed through accounts payable	$1,609	$1,416
Operating lease liabilities arising from obtaining ROU assets	68	—
DWR loan forgiveness and performance-based disbursements	28	95
Capital expenditures financed through current assets and noncurrent liabilities	—	592

 See accompanying Notes to the Condensed Consolidated Financial Statements.

PACIFIC GAS AND ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2025	$258	$1,322	$37,505	$(1,225)	$(23)	$37,837
Net income	—	—	—	954	—	954
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity contribution	—	—	977	—	—	977
Common stock dividend	—	—	—	(625)	—	(625)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2026	$258	$1,322	$38,482	$(899)	$(29)	$39,134
Net income	—	—	—	831	—	831
Other comprehensive loss	—	—	—	—	(3)	(3)
Equity contribution	—	—	320	—	—	320
Common stock dividend	—	—	—	(625)	—	(625)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2026	$258	$1,322	$38,802	$(697)	$(32)	$39,653
Net income	—	—	—	820	—	820
Other comprehensive loss	—	—	—	—	(2)	(2)
Equity contribution	—	—	525	—	—	525
Common stock dividend	—	—	—	(625)	—	(625)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2026	$258	$1,322	$39,327	$(505)	$(34)	$40,368

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2024	$258	$1,322	$35,930	$(1,940)	$(20)	$35,550
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	7	7
Equity contribution	—	—	450	—	—	450
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$258	$1,322	$36,380	$(1,823)	$(13)	$36,124
Net income	—	—	—	612	—	612
Other comprehensive income	—	—	—	—	8	8
Equity contribution	—	—	325	—	—	325
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(4)	—	(4)
Balance at June 30, 2025	$258	$1,322	$36,705	$(1,790)	$(5)	$36,490
Net income	—	—	—	913	—	913
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity contribution	—	—	521	—	—	521
Common stock dividend	—	—	—	(575)	—	(575)
Preferred stock dividend requirement	—	—	—	(3)	—	(3)
Balance at September 30, 2025	$258	$1,322	$37,226	$(1,455)	$(9)	$37,342

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

The following table presents the Utility’s revenues disaggregated by type of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Electric
Revenue from contracts with customers
Residential	$1,980	$2,306	$5,571	$5,561
Commercial	2,365	2,249	5,693	5,368
Industrial	695	655	1,587	1,455
Agricultural	766	807	1,461	1,484
Public street and highway lighting	28	27	81	80
Other, net (1)	(352)	(196)	479	558
Total revenue from contracts with customers - electric	5,482	5,848	14,872	14,506
Regulatory balancing accounts (2)	(822)	(1,093)	(857)	(1,202)
Total electric operating revenue	$4,660	$4,755	$14,015	$13,304

Natural gas
Revenue from contracts with customers
Residential	$468	$490	$2,303	$2,629
Commercial	167	173	716	794
Transportation service only	385	436	1,249	1,438
Other, net (1)	45	(1)	(319)	(268)
Total revenue from contracts with customers - gas	1,065	1,098	3,949	4,593
Regulatory balancing accounts (2)	463	397	1,007	234
Total natural gas operating revenue	1,528	1,495	4,956	4,827
Total operating revenues	$6,188	$6,250	$18,971	$18,131

(1) This activity is primarily related to the change in unbilled revenue and amounts subject to refund, partially offset by other miscellaneous revenue items.
(2) These amounts represent alternative revenues authorized to be billed or refunded to customers.

Financial Assets Measured at Amortized Cost – Credit Losses

PG&E Corporation and the Utility use the current expected credit loss model to estimate the expected lifetime credit loss on financial assets measured at amortized cost. PG&E Corporation and the Utility evaluate credit risk in their portfolio of financial assets quarterly. As of September 30, 2026, PG&E Corporation and the Utility identified the following significant categories of financial assets.

Trade Receivables

Trade receivables are represented by customer accounts. PG&E Corporation and the Utility record an allowance for doubtful accounts to recognize an estimate of expected lifetime credit losses. The allowance is determined on a collective basis based on the historical amounts written off and an assessment of customer collectability. Furthermore, economic conditions are evaluated as part of the estimate of expected lifetime credit losses.

Expected credit losses of $66 million and $185 million were recorded in Operating and maintenance expense on the Condensed Consolidated Statements of Income for credit losses associated with trade and other receivables during the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, expected credit losses were $89 million and $331 million, respectively. The portion of expected credit losses that are deemed probable of recovery are deferred to the RUBA and a FERC regulatory asset account. As of September 30, 2026, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $162 million and $84 million, respectively. As of December 31, 2025, the RUBA current balancing accounts and FERC noncurrent regulatory asset balances were $278 million and $92 million, respectively. The RUBA current balancing account balance decreased from December 31, 2025 to September 30, 2026 primarily due to the annual electric and gas rate true-up, which allows the Utility to recover approximately $278 million in undercollections from residential customers in 2026.

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

As of September 30, 2026, expected credit losses for insurance receivables, Wildfire Fund receivables, and available-for-sale debt securities were immaterial.

Government Assistance

The Utility participated in various government assistance programs during the three and nine months ended September 30, 2026 and 2025. The Utility accounts for government grants in accordance with ASU 2025-10, Government Grants (Topic 832).

DWR Loan Agreement

On October 18, 2022, the DWR and the Utility entered into a $1.4 billion loan agreement to support the extension of DCPP, with up to $1.1 billion potentially repaid by DOE funds. Under the agreement, the Utility received monthly performance-based disbursements of $7 per MWh generated, capped at $300 million. The final loan proceeds were received in 2024, and no further disbursements will be made.

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

The following table summarizes where DWR loan activity is presented in PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Long-term debt:
Beginning Balance - DWR loan outstanding	$709	$808	$738	$886

Operating Expenses:
Operating and maintenance expense - Performance-based disbursements	—	(2)	—	(20)
Operating and maintenance expense - Loan forgiveness and other adjustments	(24)	(17)	(28)	(75)

Other current liabilities:
Change in performance-based disbursements deferred	—	2	—	—

Other noncurrent assets:
Loan forgiveness and other adjustments	—	—	(25)	—

Long-term debt:
Ending Balance - DWR loan outstanding	$685	$791	$685	$791

U.S. DOE’s Civil Nuclear Credit Program

On January 11, 2024, the Utility and the DOE entered into a Credit Award and Payment Agreement for up to $1.1 billion related to DCPP as part of the DOE’s Civil Nuclear Credit Program. The Utility uses these funds to repay its loans outstanding under the DWR Loan Agreement (see “DWR Loan Agreement” above). Final award amounts are determined following completion of each year of the award period, and amounts awarded over a four-year award period ending in 2026 will be based on a number of factors, including actual costs incurred to extend the DCPP operations. The Utility deposits cash received from the DOE’s Civil Nuclear Credit Program into a Utility held escrow account. Cash held in the escrow account will be released and paid to DWR after completion of the DOE’s final annual review process.

When there is reasonable assurance that the Utility will receive funding and comply with the conditions of the DOE’s Civil Nuclear Credit Program, the Utility recognizes such funding as income and records a receivable related to government grants. During the three and nine months ended September 30, 2026, the Condensed Consolidated Statements of Income reflected $6 million and $37 million respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and nine months ended September 30, 2025, the Condensed Consolidated Statements of Income reflected $34 million and $134 million, respectively, as a deduction to Operating and maintenance expense, for income related to government grants for incurred eligible costs to support the extension of DCPP. During the three and nine months ended September 30, 2026, the amount recorded as a deduction to Cost of electricity for income related to government grants for incurred fuel costs to support the extension of DCPP was immaterial. During the nine months ended September 30, 2025, the Condensed Consolidated Statements of Income reflected $57 million as a deduction to Cost of electricity for income related to government grants for incurred fuel costs to support the extension of DCPP.

On August 24, 2026, the Utility received $272 million from the DOE’s Civil Nuclear Credit Program related to partial payment of award years 2023 and 2024. As of September 30, 2026, the Condensed Consolidated Balance Sheets reflected $272 million of cash as restricted cash within Other noncurrent assets - Other.

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

The SPV is considered a VIE because its equity capitalization is insufficient to support its activities. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. The Utility is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2026 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2026 and December 31, 2025, the SPV had net accounts receivable of $3.2 billion and outstanding borrowings of $1.8 billion under the Receivables Securitization Program. For more information, see Note 4 below.

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

PG&E Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Recovery Funding LLC are decisions made by the servicer of the Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Recovery Funding LLC during the nine months ended September 30, 2026 or is expected to be provided in the future that was not previously contractually required. Between 2021 and 2024, PG&E Recovery Funding LLC issued an aggregate of $3.26 billion of senior secured recovery bonds. As of September 30, 2026 and December 31, 2025, PG&E Recovery Funding LLC had outstanding borrowings of $3.0 billion and $3.1 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets.

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

PG&E Wildfire Recovery Funding LLC is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of PG&E Wildfire Recovery Funding LLC are decisions made by the servicer of the SB 901 Recovery Property. The Utility is considered the primary beneficiary and consolidates PG&E Wildfire Recovery Funding LLC as it acts in this role as servicer. No additional financial support was provided to PG&E Wildfire Recovery Funding LLC during the nine months ended September 30, 2026 or is expected to be provided in the future that was not previously contractually required. In 2022, PG&E Wildfire Recovery Funding LLC issued an aggregate of $7.5 billion of senior secured recovery bonds. As of September 30, 2026 and December 31, 2025, PG&E Wildfire Recovery Funding LLC had outstanding borrowings of $7.0 billion and $7.1 billion, respectively, included in Long-term debt and Long-term debt, classified as current on the Condensed Consolidated Balance Sheets. For more information, see Note 5 below.

Non-Consolidated VIEs

Power Purchase Agreements

Some of the counterparties to the Utility’s power purchase agreements are considered VIEs.  Each of these VIEs was designed to own a power plant that would generate electricity for sale to the Utility.  To determine whether the Utility was the primary beneficiary of any of these VIEs as of September 30, 2026, the Utility assessed whether it absorbs any of the VIE’s expected losses or receives any portion of the VIE’s expected residual returns under the terms of the power purchase agreement, analyzed the variability in the VIE’s gross margin, and considered whether it had any decision-making rights associated with the activities that are most significant to the VIE’s performance, such as dispatch rights or operating and maintenance activities. The Utility’s financial obligation is limited to the amount the Utility pays for delivered electricity and capacity. The Utility did not have any decision-making rights associated with any of the activities that are most significant to the economic performance of any of these VIEs. Since the Utility was not the primary beneficiary of any of these VIEs as of September 30, 2026, it did not consolidate any of them.

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

In addition to estimating the life of the fund, PG&E Corporation and the Utility also assess the Wildfire Fund asset for accelerated amortization when they record or increase a Wildfire Fund receivable or when reliable information becomes publicly available, including when another participating electric utility discloses a Wildfire Fund receivable. SCE has disclosed that it has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton fire. As of June 30, 2026, SCE had recorded $1.6 billion in losses related to these settlements. SCE also recorded expected recoveries from the Wildfire Fund of $645 million. As a result, PG&E Corporation and the Utility accelerated the amortization of the Wildfire Fund asset during the three and nine months ended September 30, 2026 as described below.

As of September 30, 2026, PG&E Corporation and the Utility recorded $193 million in Other current liabilities, $380 million in Other noncurrent liabilities, $286 million in Current assets - Wildfire Fund asset, and $3.4 billion in Noncurrent assets - Wildfire Fund asset in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2026 and 2025, the Utility recorded amortization and accretion expense of $141 million and $86 million, respectively. During the nine months ended September 30, 2026 and 2025, the Utility recorded amortization and accretion expense of $369 million and $271 million, respectively. The amortization of the asset, accretion of the liability, and applicable acceleration of the amortization of the asset are reflected in Wildfire Fund expense in the Condensed Consolidated Statements of Income.

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

The net periodic benefit costs reflected in PG&E Corporation’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost for benefits earned (1)	$115	$106	$11	$9
Interest cost	256	252	20	18
Expected return on plan assets	(307)	(263)	(39)	(37)
Amortization of prior service cost (credit)	(1)	(1)	1	1
Amortization of net actuarial loss (gain)	1	—	(4)	(6)
Net periodic benefit cost	64	94	(11)	(15)
Regulatory account transfer (2)	20	(10)	—	—
Total	$84	$84	$(11)	$(15)

(1) A portion of service costs is capitalized pursuant to GAAP.
(2) The Utility recorded these amounts to a regulatory account since they are probable of recovery from, or refund to, customers in future rates.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost for benefits earned (1)	$345	$318	$33	$28
Interest cost	768	756	59	55
Expected return on plan assets	(921)	(790)	(117)	(112)
Amortization of prior service cost (credit)	(2)	(2)	2	2
Amortization of net actuarial loss (gain)	2	1	(11)	(17)
Net periodic benefit cost	192	283	(34)	(44)
Regulatory account transfer (2)	61	(30)	—	—
Total	$253	$253	$(34)	$(44)

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

There was no material difference between PG&E Corporation and the Utility for the information disclosed above.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The changes, net of income tax, in PG&E Corporation’s Accumulated other comprehensive income (loss) consisted of the following:

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended September 30, 2026
Beginning balance	$(46)	$19	$(1)	$(28)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0 and $3, respectively)	—	—	(3)	(3)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $0, $0 and $1, respectively)	—	1	—	1
Amortization of net actuarial gain (net of taxes of $1, $1, and $1, respectively)	—	(3)	—	(3)
Regulatory account transfer (net of taxes of $0, $1, and $1, respectively)	—	3	—	3
Net current period other comprehensive gain (loss)	—	1	(3)	(2)
Ending balance	$(46)	$20	$(4)	$(30)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and self-insurance.

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Three Months Ended September 30, 2025
Beginning balance	$(34)	$18	$17	$1
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0, and $1 respectively)	—	—	(4)	(4)
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (net of taxes of $1, $1, and $0, respectively)	—	—	—	—
Amortization of net actuarial gain (net of taxes of $0, $2, and $0, respectively)	—	(4)	—	(4)
Regulatory account transfer (net of taxes of $0, $1, and $0, respectively)	—	4	—	4
Net current period other comprehensive loss	—	—	(4)	(4)
Ending balance	$(34)	$18	$13	$(3)

(1) These components are included in the computation of net periodic pension and other post-retirement benefit costs.  See the “Pension and Other Post-Retirement Benefits” table above for additional details.
(2) Includes amounts related to the customer credit trust and self-insurance.

	Pension Benefits	Other Benefits	Available-for-Sale Securities(2)	Total
(in millions, net of income tax)	Nine Months Ended September 30, 2026
Beginning balance	$(47)	$19	$8	$(20)
Other comprehensive income before reclassification
Loss on investments (net of taxes of $0, $0, and $7, respectively)	—	—	(12)	(12)
Unrecognized net actuarial gain (net of taxes of $0, $0 and $0, respectively)	1	—	—	1
Amounts reclassified from other comprehensive income: (1)
Amortization of prior service cost (gain) (net of taxes of $0, $1, and $0, respectively)	(1)	2	—	1
Amortization of net actuarial loss (gain) (net of taxes of $1, $3, and $0, respectively)	1	(8)	—	(7)
Regulatory account transfer (net of taxes of $0,$3, and $0, respectively)	—	7	—	7
Net current period other comprehensive gain (loss)	1	1	(12)	(10)
Ending balance	$(46)	$20	$(4)	$(30)

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

Recently Adopted Accounting Standards

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amended the existing guidance by clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. Under this ASU, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. This ASU became effective for PG&E Corporation and the Utility on January 1, 2026. The adoption of this ASU did not have an immediate impact and is not expected to have a significant impact in future periods on PG&E Corporation’s and the Utility’s Condensed Consolidated Financial Statements and related disclosures.

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

Intangibles – Goodwill and Other – Internal-Use Software

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

NOTE 3: REGULATORY ASSETS, LIABILITIES, AND BALANCING ACCOUNTS

Regulatory Assets

Noncurrent regulatory assets are comprised of the following:

	Balance at
(in millions)	September 30, 2026	December 31, 2025
Pension benefits	$341	$400
Environmental compliance costs	1,145	1,158
Price risk management	90	100
Catastrophic event memorandum account	526	666
Wildfire-related accounts	1,458	1,626
Deferred income taxes	7,211	6,157
Financing costs	192	202
SB 901 securitization	4,960	5,089
Other	608	583
Total noncurrent regulatory assets	$16,531	$15,981

Regulatory Liabilities

Noncurrent regulatory liabilities are comprised of the following:

	Balance at
(in millions)	September 30, 2026	December 31, 2025
Cost of removal obligations	$10,070	$9,488
Public purpose programs	1,158	1,169
Employee benefit plans	1,061	1,043
Transmission tower wireless licenses	246	257
SB 901 securitization	5,676	6,010
Wildfire self-insurance	1,024	1,035
Other	1,134	1,186
Total noncurrent regulatory liabilities	$20,369	$20,188

Regulatory Balancing Accounts

Current regulatory balancing accounts receivable and payable are comprised of the following:

	Balance at
(in millions)	September 30, 2026	December 31, 2025
Electric distribution	$1,416	$1,465
Electric transmission	147	122
Gas distribution and transmission	743	142
Energy procurement	1,496	2,711
Public purpose programs	135	151
Wildfire-related accounts	91	84
Residential uncollectibles balancing accounts	162	278
Catastrophic event memorandum account	27	181
Other	629	1,166
Total regulatory balancing accounts receivable	$4,846	$6,300

	Balance at
(in millions)	September 30, 2026	December 31, 2025
Electric transmission	$—	$37
Gas distribution and transmission	2	78
Energy procurement	572	1,502
Public purpose programs	603	472
SFGO sale	60	83
Wildfire-related accounts	521	338
Nuclear decommissioning adjustment mechanism	—	1
Other	648	608
Total regulatory balancing accounts payable	$2,406	$3,119

For more information, see Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.

NOTE 4: DEBT

Credit Facilities

The following table summarizes PG&E Corporation’s and the Utility’s outstanding borrowings and availability under their credit facilities as of September 30, 2026:

(in millions)	Termination Date	Maximum Facility Limit		Loans Outstanding	Letters of Credit Outstanding	Facility Availability
Utility revolving credit facility	June 2031	$6,250	(1)	$(1,785)	$(213)	$4,252
Utility Receivables Securitization Program (2)	June 2028	1,750	(3)	(1,750)	—	—	(3)
PG&E Corporation revolving credit facility	June 2029	650		—	—	650
Total credit facilities		$8,650		$(3,535)	$(213)	$4,902

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

On September 23, 2026, the Utility amended its existing term loan credit agreement with Wells Fargo Bank, National Association to, among other things, (i) extend the maturity date to September 22, 2027 and (ii) increase the aggregate amount of outstanding term loans from $70 million to $250 million.

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

On August 4, 2026, the Utility completed the sale of (i) $700 million aggregate principal amount of 5.250% first mortgage bonds due 2032 and (ii) $1.0 billion aggregate principal amount of 5.850% first mortgage bonds due 2036. The Utility used the net proceeds to purchase through a cash tender offer approximately $1.1 billion aggregate principal amount of the Utility’s 3.30% senior notes due December 1, 2027, approximately $152 million aggregate principal amount of the Utility’s 2.10% first mortgage bonds due August 1, 2027, and to redeem $450 million aggregate principal amount of the Utility’s 5.450% first mortgage bonds due June 15, 2027. The Utility used the remaining net proceeds for general corporate purposes, including to repay indebtedness.

PG&E Corporation

On February 19, 2026, PG&E Corporation completed the sale of $1.0 billion aggregate principal amount of 6.850% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056. These notes initially bear interest at the rate of 6.850% per annum, and beginning September 15, 2031 and every five-year anniversary thereafter, the interest rate will be reset to an amount that is equal to the five-year U.S. Treasury rate plus 3.225% (but not below 6.850%). PG&E Corporation used the net proceeds for general corporate purposes, including repayment of indebtedness.

Convertible Notes

On December 4, 2023, PG&E Corporation completed the sale of $2.15 billion aggregate principal amount of 4.25% Convertible Senior Secured Notes due December 1, 2027 (the “Convertible Notes”).

As of both September 30, 2026 and December 31, 2025, the Condensed Consolidated Financial Statements reflected the net carrying amount of the Convertible Notes of $2.14 billion, with unamortized debt issuance costs of $8 million and $13 million, respectively, included in Long-term debt. For both the three and nine months ended September 30, 2026 and 2025, the Condensed Consolidated Statements of Income reflected total interest expense of approximately $23 million and $69 million, respectively.

For more information about the Convertible Notes, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2025 Form 10-K. As of September 30, 2026, none of the conditions allowing holders of the Convertible Notes to convert had been met.

NOTE 5: SB 901 SECURITIZATION AND CUSTOMER CREDIT TRUST

Pursuant to the financing order for the SB 901 securitization transactions, the Utility sold its right to receive revenues from the SB 901 Recovery Property to PG&E Wildfire Recovery Funding LLC, which, in turn, issued the recovery bonds secured by separate fixed recovery charges and separate SB 901 Recovery Property. The fixed recovery charges are designed to recover the full scheduled principal amount of the applicable series of recovery bonds along with any associated interest and financing costs. The customer credit trust (see Note 9 below) funds a customer credit to ratepayers, designed to equal the recovery bond principal, interest, and financing costs over the life of the recovery bonds to offset the fixed recovery charge. The fixed recovery charges and customer credits are presented on a net basis in Operating revenues in the Condensed Consolidated Statements of Income and had no net impact on Operating revenues for the nine months ended September 30, 2026 and 2025.

Upon issuance of senior secured recovery bonds in May 2022 (“inception”), the Utility recorded a $5.5 billion SB 901 securitization regulatory asset reflecting PG&E Wildfire Recovery Funding LLC’s right to recover $7.5 billion in wildfire claims costs associated with the 2017 Northern California wildfires, partially offset by the $2.0 billion in required upfront shareholder contributions to the customer credit trust. As of December 31, 2025, the Utility had made all required upfront contributions. The Utility also recorded a $5.54 billion SB 901 securitization regulatory liability at inception, which represents certain shareholder tax benefits the Utility had previously recognized that will be returned to customers. As tax benefits are monetized, contributions will be made to the customer credit trust, up to $7.59 billion. The Utility expects to amortize the SB 901 securitization regulatory asset and liability over the life of the recovery bonds, with such amortization reflected in Operating and maintenance expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2026, the Utility recorded $46 million and $209 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2025, the Utility recorded $87 million and $226 million for amortization of the regulatory asset and liability, respectively, in the Condensed Consolidated Statements of Income.

The following tables illustrate the changes in the SB 901 securitization’s impact on the Utility’s regulatory assets and liabilities:

	SB 901 securitization regulatory asset
(in millions)	2026	2025
Balance at January 1	$5,089	$5,194
Amortization	(129)	(77)
Balance at September 30	$4,960	$5,117

	SB 901 securitization regulatory liability
(in millions)	2026	2025
Balance at January 1	$(6,010)	$(6,295)
Amortization	338	303
Additions(1)	(4)	(111)
Balance at September 30	$(5,676)	$(6,103)

(1) Includes $1 million and $76 million of returns on investments in the customer credit trust expected to be credited to customers for each of the nine months ended September 30, 2026 and 2025, respectively.

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

The following table summarizes the dividends paid or declared by PG&E Corporation and the Utility in 2026:

Security	Amount per Share	Aggregate amount (in millions)	Date of Declaration	Record Date	Payment Date
PG&E Corporation common stock	$0.05	$110	December 11, 2025	December 31, 2025	January 15, 2026
	0.05	111	February 19, 2026	March 31, 2026	April 15, 2026
	0.05	111	May 21, 2026	June 30, 2026	July 15, 2026
	0.05	111	September 17, 2026	September 30, 2026	October 15, 2026
Utility common stock	(1)	625	February 19, 2026	(1)	March 30, 2026
	(1)	625	May 21, 2026	(1)	June 30, 2026
	(1)	625	September 17, 2026	(1)	September 30, 2026
PG&E Corporation mandatory convertible preferred stock	0.75	24	December 11, 2025	February 13, 2026	March 1, 2026
	0.75	24	February 19, 2026	May 15, 2026	June 1, 2026
	0.75	24	May 21, 2026	August 14, 2026	September 1, 2026
	0.75	24	September 17, 2026	November 13, 2026	December 1, 2026
Utility preferred stock	varies by series	3.5	December 11, 2025	January 30, 2026	February 15, 2026
	varies by series	3.5	February 19, 2026	April 30, 2026	May 15, 2026
	varies by series	3.5	May 21, 2026	July 31, 2026	August 15, 2026
	varies by series	3.5	September 17, 2026	October 30, 2026	November 15, 2026

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator
Income available for common shareholders, basic	$749	$823	$2,340	$1,951
Plus: Mandatory Convertible Preferred Stock dividends	24	24	72	—
Income available for common shareholders, diluted	$773	$847	$2,412	$1,951

Denominator
Weighted average common shares outstanding, basic(1)	2,202	2,198	2,201	2,197
Dilutive effect of Employee stock-based compensation	5	5	5	5
Dilutive effect of Mandatory Convertible Preferred Stock	78	78	78	—
Weighted average common shares outstanding, diluted	2,285	2,281	2,284	2,202

Total income per common share:
Basic	$0.34	$0.37	$1.06	$0.89
Diluted	$0.34	$0.37	$1.06	$0.89

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

Volume of Derivative Activity

The volumes of the Utility’s outstanding derivatives were as follows:

		Contract Volume at
Underlying Product	Instruments	September 30, 2026	December 31, 2025
Natural Gas (1) (MMBtus (2))	Forwards, futures, and swaps	196,386,942	232,825,834
	Options	62,440,000	48,215,000
Electricity (MWh)	Forwards, futures, and swaps	5,588,429	7,196,942
	Options	2,206,000	1,650,800
	Congestion Revenue Rights (3)	67,268,155	93,712,644

(1) Amounts shown are for the combined positions of the electric fuels and core gas supply portfolios.
(2) Million British Thermal Units.
(3) CRRs are financial instruments that enable the holders to manage variability in electric energy congestion charges due to transmission grid limitations.

Presentation of Derivative Instruments in the Financial Statements

As of September 30, 2026, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$131	$(11)	$—	$120
Noncurrent assets – other	139	(1)	—	138
Current liabilities – other	(76)	11	14	(51)
Noncurrent liabilities – other	(91)	1	—	(90)
Total commodity risk	$103	$—	$14	$117

As of December 31, 2025, the Utility’s outstanding derivative balances were as follows:

	Commodity Risk
(in millions)	Gross Derivative Balance	Netting	Cash Collateral	Total Derivative Balance
Current assets – other	$165	$(46)	$—	$119
Noncurrent assets – other	170	(6)	—	164
Current liabilities – other	(169)	46	—	(123)
Noncurrent liabilities – other	(106)	6	—	(100)
Total commodity risk	$60	$—	$—	$60

Cash inflows and outflows associated with derivatives are included in operating cash flows on the Utility’s Condensed Consolidated Statements of Cash Flows.

Some of the Utility’s derivative instruments, including power purchase agreements, contain collateral posting provisions tied to the Utility’s credit rating from each of the major credit rating agencies, also known as a credit-risk-related contingent feature. One major credit rating agency continues to rate the Utility below investment grade, which results in the Utility posting additional collateral. As of September 30, 2026, the Utility satisfied or has otherwise addressed its obligations related to the credit-risk-related contingency features.

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

	Fair Value Measurements
	At September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Short-term investments	$764	$—	$—	$—	$764
Self-insurance investments
Short-term investments	1,243	—	—	—	1,243
Total Self-insurance investments (2)	1,243	—	—	—	1,243
Nuclear decommissioning trusts
Short-term investments	28	—	—	—	28
Global equity securities	2,528	—	—	—	2,528
Fixed-income securities	1,507	1,164	—	—	2,671
Assets measured at NAV	—	—	—	—	30
Total nuclear decommissioning trusts (3)	4,063	1,164	—	—	5,257
Customer credit trust
Short-term investments	20	—	—	—	20
Global equity securities	—	—	—	—	—
Fixed-income securities	118	270	—	—	388
Total customer credit trust	138	270	—	—	408
Price risk management instruments (Note 8)
Electricity	—	40	223	(7)	256
Gas	—	7	—	(5)	2
Total price risk management instruments	—	47	223	(12)	258
Rabbi trusts
Short-term investments	119	—	—	—	119
Global equity securities	3	—	—	—	3
Life insurance contracts	—	65	—	—	65
Total rabbi trusts	122	65	—	—	187
Long-term disability trust
Short-term investments	7	—	—	—	7
Assets measured at NAV	—	—	—	—	105
Total long-term disability trust	7	—	—	—	112
TOTAL ASSETS	$6,337	$1,546	$223	$(12)	$8,229
Liabilities:
Price risk management instruments (Note 8)
Electricity	$—	$16	$143	$(20)	$139
Gas	—	8	—	(6)	2
TOTAL LIABILITIES	$—	$24	$143	$(26)	$141

(1) Includes the effect of the contractual ability to settle contracts under master netting agreements.
(2) Includes approximately $1 billion and $167 million held in the entities for wildfire and non-wildfire self-insurance, respectively.
(3) Represents amount before deducting $825 million primarily related to deferred taxes on appreciation of investment value.

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

Valuation Techniques

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed. There were no material transfers between any levels for the nine months ended September 30, 2026 or 2025.

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

	Fair Value (in millions)
	At September 30, 2026		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$190	$54	Market approach	CRR auction prices	$ (74) - 74 / 2
Power purchase agreements	$33	$89	Discounted cash flow	Forward prices	$ 13 - 96 / 47

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value (in millions)
	At December 31, 2025		Valuation Technique	Unobservable Input
Fair Value Measurement	Assets	Liabilities			Range (1)/Weighted-Average Price (2)
Congestion revenue rights	$252	$83	Market approach	CRR auction prices	$ (74) - 74 / 2
Power purchase agreements	$31	$47	Discounted cash flow	Forward prices	$ 11 - 106 / 53

(1) Represents price per MWh.
(2) Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 Reconciliation

The following table presents the reconciliation for Level 3 price risk management instruments for the three and nine months ended September 30, 2026 and 2025:

	Price Risk Management Instruments
(in millions)	2026	2025
Asset balance as of July 1	$78	$136
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	2	—
Asset balance as of September 30	$80	$136

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets, and net income is not impacted.

	Price Risk Management Instruments
(in millions)	2026	2025
Asset balance as of January 1	$153	$199
Net realized and unrealized gains (losses):
Included in regulatory assets and liabilities or balancing accounts (1)	(73)	(63)
Asset balance as of September 30	$80	$136

(1) The costs related to price risk management activities are recovered through rates. Accordingly, unrealized gains and losses are deferred in regulatory liabilities and assets, and net income is not impacted.

Financial Instruments

PG&E Corporation and the Utility use the following methods and assumptions in estimating fair value for financial instruments: the fair values of cash, net accounts receivable, short-term borrowings, accounts payable, and customer deposits approximate their carrying values as of September 30, 2026 and December 31, 2025, as they are short-term in nature.

The carrying amount and fair value of PG&E Corporation’s and the Utility’s long-term debt instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	At September 30, 2026		At December 31, 2025
(in millions)	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
Debt (Note 4)
PG&E Corporation (1)	$6,324	$6,437	$5,360	$5,697
Utility	43,195	37,836	38,145	35,565

(1) As of September 30, 2026, the net carrying amount and the estimated fair value (Level 2) of the Convertible Notes were $2.14 billion and $2.1 billion, respectively.

Nuclear Decommissioning Trust Investments

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2026
Nuclear decommissioning trusts
Short-term investments	$6	$22	$—	$28
Global equity securities	269	2,295	(6)	2,558
Fixed-income securities	2,798	3	(130)	2,671
Total (1)	$3,073	$2,320	$(136)	$5,257
As of December 31, 2025
Nuclear decommissioning trusts
Short-term investments	$94	$—	$—	$94
Global equity securities	324	2,140	(5)	2,459
Fixed-income securities	2,557	48	(47)	2,558
Total (1)	$2,975	$2,188	$(52)	$5,111

(1) Represents amounts before deducting $825 million and $881 million as of September 30, 2026 and December 31, 2025, respectively, primarily related to deferred taxes on appreciation of investment value.

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2026
Less than 1 year	$75
1–5 years	876
5–10 years	612
More than 10 years	1,108
Total maturities of fixed-income securities	$2,671

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Proceeds from sales and maturities of nuclear decommissioning trust investments	$803	$586	$1,967	$1,365
Gross realized gains on securities	54	124	138	130
Gross realized losses on securities	(28)	(4)	(42)	(21)

Customer Credit Trust

The following table provides a summary of equity securities and available-for-sale debt securities:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Total Fair Value
As of September 30, 2026
Customer credit trust
Short-term investments	$20	$—	$—	$20
Global equity securities	—	—	—	—
Fixed-income securities	396	—	(8)	388
Total	$416	$—	$(8)	$408
As of December 31, 2025
Customer credit trust
Short-term investments	$111	$—	$—	$111
Global equity securities	—	—	—	—
Fixed-income securities	689	5	(1)	693
Total	$800	$5	$(1)	$804

The fair value of fixed-income securities by contractual maturity is as follows:

As of
(in millions)	September 30, 2026
Less than 1 year	$26
1–5 years	222
5–10 years	38
More than 10 years	102
Total maturities of fixed-income securities	$388

The following table provides a summary of activity for the fixed-income and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Proceeds from sales and maturities of customer credit trust investments	$157	$114	$440	$310
Gross realized gains on securities	—	7	5	12
Gross realized losses on securities	(1)	(3)	(4)	(14)

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

The following table presents the cumulative amounts PG&E Corporation and the Utility have paid through September 30, 2026.

Payments (in millions)
2021 Dixie Fire	$2,199
2022 Mosquito Fire	355
Total at September 30, 2026	$2,554

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

On January 4, 2022, Cal Fire issued a press release with its determination that the 2021 Dixie fire was caused by a tree contacting electrical distribution lines owned and operated by the Utility. On June 7, 2022, the Utility received a copy of the Cal Fire Investigation Report, which states that the fire ignited when a tree fell and contacted electrical distribution lines owned and operated by the Utility, and the Cal Fire Investigation Report has been made publicly available. The Cal Fire Investigation Report alleges that the Utility acted negligently in its response to the initial outage and fault that caused the 2021 Dixie fire. The Cal Fire Investigation Report also alleges that the subject tree had visible outward signs of damage and decay which would have been noticeable at the ground level, and that a brief visual inspection should have discovered the decay. Based on the information currently available to the Utility, through its ongoing investigation, including its inspection records, operating and inspection protocols and procedures, implementation of those protocols and procedures, and day-of-event response, the Utility believes its personnel acted reasonably (within the meaning of the applicable prudency standard discussed under “Regulatory Recovery” below) given the information available at the time and followed applicable policies and protocols both before ignition and in the day-of-event response. While an intervenor in the Utility’s proceeding for review and recovery of costs associated with the 2019 Kincade fire and 2021 Dixie fire under AB 1054 or a future cost recovery proceeding may argue there is serious doubt with respect to the reasonableness of the Utility’s conduct, PG&E Corporation and the Utility do not believe there are sufficient facts to shift the burden of proof applicable in a proceeding for cost recovery to the Utility. (See “Regulatory Recovery” and “Wildfire Fund Recoveries under AB 1054 and SB 254” below.) PG&E Corporation and the Utility disagree with many allegations in the Cal Fire Investigation Report and plan to vigorously contest them. However, if the CPUC were to reach conclusions similar to those of the Cal Fire Investigation Report, it may determine that the Utility had been imprudent, in which case some or all of its costs recorded to the WEMA would not be recoverable or the Utility would be required to reimburse the Wildfire Fund for the costs and expenses that are allocated to it.

As of October 14, 2026, PG&E Corporation and the Utility are aware of approximately 190 complaints on behalf of at least 9,061 individual plaintiffs related to the 2021 Dixie fire. The plaintiffs seek damages that include wrongful death, property damage, economic loss, medical monitoring, punitive damages, exemplary damages, attorneys’ fees and other damages. A substantial majority of these claims have been resolved. The court has scheduled and vacated numerous trial dates, including the previously scheduled bellwether trial date of June 23, 2025 and a previously scheduled individual trial date of December 2, 2026. Pursuant to an agreed-upon alternative dispute resolution protocol, a voluntary process for plaintiffs to mediate their cases, when a mediation does not resolve a plaintiff’s case, the plaintiff can opt to pursue a “damages-only” trial. No bellwether or damages-only trial is set.

Cal Fire filed a complaint against the Utility to recover suppression and investigation costs on June 30, 2023. In the second quarter of 2026, the Utility and Cal Fire reached a settlement in principle. In August 2026, the Utility entered into a settlement agreement with Cal Fire resolving Cal Fire’s claims.

In February 2023, the Utility entered into a tolling agreement with the California Governor’s Office of Emergency Services (“Cal OES”), extending the agency’s time to file a complaint. That tolling agreement remains in effect.

There is a separate putative class complaint that primarily seeks relief in the form of medical monitoring. On January 28, 2026, plaintiffs filed their fifth amended complaint in that case. On December 12, 2025, plaintiffs filed their motion for class certification, which the court denied on July 20, 2026.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including Cal Fire’s determination of the cause and the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2021 Dixie fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $2.15 billion as of December 31, 2025 (before available recoveries). During the second quarter of 2026, PG&E Corporation and the Utility recorded additional charges of $100 million for an aggregate liability of $2.25 billion (before available recoveries). The aggregate liability remained unchanged as of September 30, 2026.

PG&E Corporation’s and the Utility’s accrued estimated losses of $2.25 billion do not include potential claims for fire suppression costs, other than Cal Fire, or damage to land and vegetation in national parks or national forests. As to these damages, PG&E Corporation and the Utility have not concluded that a loss is probable. PG&E Corporation and the Utility are unable to reasonably estimate the range of possible losses for any such claims due to, among other factors, incomplete information as to facts pertinent to potential claims and defenses, as well as facts that would bear on the amount, type, and valuation of vegetation loss, potential reforestation, habitat loss, and other resources damaged or destroyed by the 2021 Dixie fire. PG&E Corporation and the Utility believe, however, that such losses could be significant with respect to fire suppression costs due to the size and duration of the 2021 Dixie fire and corresponding magnitude of fire suppression resources dedicated to fighting the 2021 Dixie fire and with respect to claims for damage to land and vegetation in national parks or national forests due to the very large number of acres of national parks and national forests that were affected by the 2021 Dixie fire. According to the Cal Fire Investigation Report, over $650 million of costs had been incurred in suppressing the 2021 Dixie fire. The Utility estimates that the fire burned approximately 70,000 acres of national parks and approximately 685,000 acres of national forests.

The following table presents changes in PG&E Corporation’s and the Utility’s reasonably estimable losses, net of payments, for claims arising from the 2021 Dixie fire since December 31, 2025.

Loss Accrual (in millions)
Balance at December 31, 2025	$243
Accrued Losses	100
Payments	(291)
Balance at September 30, 2026	$52

The Utility has liability insurance coverage for third-party liability attributable to the 2021 Dixie fire in an aggregate amount of $521 million, all of which was collected as of September 30, 2026.

The Utility recorded an aggregate Wildfire Fund receivable of $1.25 billion for probable recoveries in connection with the 2021 Dixie fire, of which it had received $1.05 billion as of September 30, 2026. AB 1054 provides that the CPUC may allocate costs and expenses in the application for cost recovery in full or in part taking into account factors both within and beyond the utility’s control that may have exacerbated the costs and expenses, including humidity, temperature, and winds. PG&E Corporation and the Utility believe that, even if it found that the Utility acted unreasonably, the CPUC would nevertheless authorize recovery in part. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of September 30, 2026, the Utility also recorded a $98 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $544 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

As of October 14, 2026, PG&E Corporation and the Utility are aware of approximately 24 complaints on behalf of at least 2,651 individual plaintiffs related to the 2022 Mosquito fire. Placer County Water Agency (“PCWA”), Middle Fork Project Finance Authority, and the Regents of the University of California have each filed a complaint. The plaintiffs seek damages that include property damage, economic loss, punitive damages, exemplary damages, attorneys’ fees, and other damages. In January 2026, PG&E Corporation and the Utility entered into a settlement agreement with five public entities, and their complaint was dismissed on February 4, 2026. In April 2026, PG&E Corporation and the Utility entered into a settlement agreement with PCWA and Middle Fork Project Finance Authority, and their complaints and the Utility’s cross-complaints have been dismissed. The court vacated the previously scheduled individual claimant bellwether trial dates for April 13, 2026 and November 30, 2026.

The Utility has entered into a tolling agreement with Cal OES, extending the agency’s time to file a complaint. That tolling agreement remains in effect.

On August 21, 2025, Cal Fire filed a complaint against the Utility for fire suppression and investigation costs. In August 2026, the Utility entered into a settlement agreement with Cal Fire.

On August 13, 2026, the CPUC adopted an administrative consent order and agreement between the Utility and the Safety and Enforcement Division of the CPUC (“SED”, and such agreement, the “Mosquito SED Settlement”). The Mosquito SED Settlement provides for the Utility to pay $22 million and resolves the SED’s investigation into the 2022 Mosquito Fire.

Based on the current state of the law concerning inverse condemnation in California and the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including the information gathered as part of PG&E Corporation’s and the Utility’s investigation, PG&E Corporation and the Utility believe it is probable that they will incur a loss in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility recorded a liability in the aggregate amount of $350 million as of December 31, 2025 (before available recoveries). In the first quarter of 2026, PG&E Corporation and the Utility recorded additional charges of $50 million. Based on the facts and circumstances available to PG&E Corporation and the Utility as of the date of this filing, including their experience with settlements, PG&E Corporation and the Utility recorded additional charges during the third quarter of 2026 of $75 million for an aggregate liability of $475 million (before available recoveries).

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

Loss Accrual (in millions)
Balance at December 31, 2025	$243
Accrued Losses	125
Payments	(248)
Balance at September 30, 2026	$120

As of September 30, 2026, the Utility recorded an insurance receivable of $496 million for probable insurance recoveries in connection with the 2022 Mosquito fire, including claims and legal fees, of which $369 million had been received. As of September 30, 2026, the Utility also recorded a $6 million reduction to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate and a $54 million regulatory asset for costs that were determined to be probable of recovery through the WEMA. See “Regulatory Recovery” below.

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

Total probable recoveries for the 2021 Dixie fire and the 2022 Mosquito fire as of September 30, 2026 are:

Potential Recovery Source (in millions)	2021 Dixie fire	2022 Mosquito fire
Insurance	$521	$496
FERC TO rates	98	6
WEMA	544	54
Wildfire Fund	1,250	—
Probable recoveries at September 30, 2026 (1)	$2,413	$556

(1) Includes legal costs of $158 million and $81 million related to the 2021 Dixie fire and 2022 Mosquito fire, respectively, as of September 30, 2026.

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

Insurance Receivable

As of September 30, 2026, PG&E Corporation and the Utility have recorded total probable insurance recoveries of $496 million in connection with the 2022 Mosquito fire. PG&E Corporation and the Utility intend to seek full recovery for all insured losses.

The balances for insurance receivables with respect to wildfires are included in Other accounts receivable in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets. The following table presents changes in accrued insurance recoveries, net of reimbursements received, for the 2022 Mosquito fire since December 31, 2025:

Insurance Receivable (in millions)	2022 Mosquito fire
Balance at December 31, 2025	$281
Accrued insurance recoveries	133
Reimbursements	(287)
Balance at September 30, 2026	$127

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

FERC TO Rates

The Utility recognizes income subject to potential refunds through future FERC TO formula rates for a portion of the third-party wildfire-related claims in excess of insurance coverage. The FERC presumes that a utility’s expenditures are prudent and permits cost recovery unless a party raises a serious doubt regarding the prudency of such costs. The allocation to FERC transmission customers was based on a FERC-approved allocation factor as determined in the formula rate. Based on an order from the FERC approving an all-party settlement in the TO21 rate case, as of September 30, 2026, the Utility recorded reductions of $98 million and $6 million regarding the 2021 Dixie fire and the 2022 Mosquito fire, respectively, to its regulatory liability for wildfire-related claims costs that were determined to be probable of recovery through the FERC TO formula rate.

WEMA

The WEMA provides for tracking of incremental wildfire claims, outside legal costs, and insurance premiums above those authorized in rates. With respect to wildfire claims and outside legal costs, the Utility expects that the same prudency standard as applies to the Wildfire Fund would also be applied in any CPUC review of an application filed by the Utility seeking recovery of such costs recorded to the WEMA. See “Wildfire Fund Recoveries under AB 1054 and SB 254” below. As of September 30, 2026, based on information currently available to the Utility, incremental wildfire claims-related costs for the 2021 Dixie fire and the 2022 Mosquito fire were determined to be probable of recovery, and the Utility recorded $544 million and $54 million, respectively, as regulatory assets in the WEMA.

Wildfire Fund Recoveries under AB 1054 and SB 254

AB 1054 became law on July 12, 2019, and SB 254 became law on September 19, 2025. AB 1054 provides for the establishment of a statewide fund that will be available for eligible electric utility companies to pay eligible claims for liabilities arising from wildfires occurring after July 12, 2019 that are caused by the applicable electric utility company’s equipment, subject to the terms and conditions of AB 1054. SB 254 provides for a Continuation Account which is designed to provide additional liquidity to reimburse catastrophic wildfire-related claims that occur after September 19, 2025, subject to the terms and conditions of SB 254. Each of California’s large electric IOUs has elected to participate in the Wildfire Fund and the Continuation Account. Eligible claims are claims for third-party damages resulting from any such wildfires, limited to the portion of such claims that exceeds the greater of (i) $1.0 billion in the aggregate arising from wildfires in any coverage year and (ii) the amount of insurance coverage required to be in place for the electric utility company pursuant to Section 3293 of the Public Utilities Code, added by AB 1054. The accrued Wildfire Fund receivable as of September 30, 2026 reflects an expectation that the coverage year will be based on the calendar year.

Utilities that draw from the Wildfire Fund or the Continuation Account will only be required to reimburse amounts that are determined by the CPUC in a proceeding for cost recovery not to be just and reasonable, applying the prudency standard in AB 1054 and after allocating costs and expenses for cost recovery based on relevant factors both within and outside of a utility’s control that may have exacerbated the costs and expenses. As amended by SB 254, the reimbursement requirement is subject to a maximum disallowance equal to 20% of the equity portion of the utility’s electric transmission and distribution rate base in the year of the ignition. A utility would not be required to reimburse the Wildfire Fund or the Continuation Account for disallowances that exceed the maximum disallowance in the aggregate in a three calendar-year period. For the Continuation Account, the amount of reimbursement would also be reduced by the amount of contributions for which the utility has not claimed a reduction. For the Utility, the maximum disallowance would be approximately $5.1 billion for 2026. This maximum disallowance is based on the equity portion of the Utility’s forecasted weighted-average 2026 electric transmission and distribution rate base, which is subject to adjustment based on changes in the Utility’s electric transmission and distribution rate base. The maximum disallowance is inapplicable in certain circumstances, including if the Wildfire Fund administrator determines that the electric utility company’s actions or inactions that resulted in the applicable wildfire constituted “conscious or willful disregard for the rights and safety of others,” or the electric utility company failed to maintain a valid safety certification. Costs that the CPUC determines to be just and reasonable in accordance with the prudency standard in AB 1054 will not be reimbursed to the Wildfire Fund or the Continuation Account, resulting in a draw-down of the Wildfire Fund or Continuation Account, as applicable.

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

PG&E Corporation’s and the Utility’s Wildfire Fund recoveries are reflected in Wildfire-related claims, net of recoveries in the Condensed Consolidated Statements of Income to the extent PG&E Corporation and the Utility determine that it is probable the CPUC will conclude that the Utility’s conduct was just and reasonable or when the Utility is not otherwise required to reimburse the Wildfire Fund.

The following table presents changes in accrued Wildfire Fund recoveries, net of claim payments received from the Wildfire Fund, for the 2021 Dixie fire since December 31, 2025:

Wildfire Fund Receivable (in millions)	2021 Dixie fire
Balance at December 31, 2025	$299
Accrued Wildfire Fund recoveries	100
Claims paid by Wildfire Fund	(195)
Balance at September 30, 2026	$204

As of September 30, 2026, the Utility had received $129 million from the Wildfire Fund related to the 2019 Kincade fire. The Utility has recorded a deferred gain for this amount, which is included in Other noncurrent liabilities in PG&E Corporation’s and the Utility’s Condensed Consolidated Balance Sheets.

For more information, see Note 2 above.

Wildfire-Related Securities Litigation

As further described under the headings “Wildfire-Related Securities Claims in District Court” and “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process,” PG&E Corporation and the Utility faced certain wildfire-related securities claims related to the 2017 Northern California wildfires and other claims related to the 2018 Camp fire and the Public Safety Power Shutoff program in the Chapter 11 Cases (i.e., the Subordinated Claims (as defined below)), and certain former directors, former officers, and underwriters of certain note offerings face wildfire-related securities claims in the District Court action. The claims described under the heading “Wildfire-Related Securities Claims in District Court” are referred to as the “Wildfire-Related Non-Bankruptcy Securities Claims” and collectively with the claims described under the heading “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” are referred to in this section as the “Wildfire-Related Securities Claims.”

PG&E Corporation initially recorded a liability in the aggregate amount of $300 million, which represented its best estimate of probable losses for the Wildfire-Related Securities Claims. On August 25, 2026, the District Court granted final approval of the $100 million class settlement with the Public Employee Retirement Association of New Mexico (“PERA”), which resolved substantially all the Wildfire-Related Securities Claims. As a result, PG&E Corporation has recorded a reduction of the aggregate accrued liability from $300 million to $260 million in the third quarter of 2026.

Wildfire-Related Securities Claims in District Court

In June 2018, two purported securities class actions were filed in the District Court, naming PG&E Corporation and certain of its former officers as defendants, entitled David C. Weston v. PG&E Corporation, et al. and Jon Paul Moretti v. PG&E Corporation, et al. The complaints alleged material misrepresentations and omissions in various PG&E Corporation public disclosures related to, among other things, vegetation management and other issues connected to the 2017 Northern California wildfires. The complaints asserted claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified monetary relief, interest, attorneys’ fees and other costs. Both complaints identified a proposed class period of April 29, 2015 to June 8, 2018. On September 10, 2018, the court consolidated both cases, and the litigation was denominated In re PG&E Corporation Securities Litigation, U.S. District Court for the Northern District of California, Case No. 18-03509. The court also appointed PERA as lead plaintiff.

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

On January 10, 2026, PERA filed a motion for preliminary approval of a $100 million proposed class settlement among PERA, the defendants, PG&E Corporation, and the Utility, to resolve the consolidated securities actions. On February 26, 2026, the District Court entered an order preliminarily approving the settlement and scheduled the settlement approval hearing for August 25, 2026. On July 6, 2026, the deadline for putative class members to object to the proposed settlement passed with no objections filed. On August 25, 2026, the District Court approved the class settlement with PERA. On September 24, 2026, the deadline to appeal the District Court’s final approval of the class settlement passed without appeal.

Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process

As a result of the District Court’s approval of the class settlement described above, PG&E Corporation and the Utility have resolved all securities claims filed in the bankruptcy consistent with the Plan. These claims consisted of pre-petition claims against PG&E Corporation or the Utility under the federal securities laws related to, among other things, allegedly misleading statements or omissions with respect to vegetation management and wildfire safety disclosures, and were classified into separate categories under the Plan, each of which was subject to subordination under the United States Bankruptcy Code. The first category of claims consisted of pre-petition claims arising from or related to the trading of common stock of PG&E Corporation, and the second category of pre-petition claims, which comprised two separate classes under the Plan, consisted of claims arising from the trading of debt securities issued by PG&E Corporation and the Utility (together, the “Subordinated Claims”).

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

The Utility has recovered $516 million in interim rates, which the CPUC approved in a decision on March 7, 2024. The remaining $172 million will be recovered to the extent it is approved after the CPUC issues a final decision. On September 18, 2026, the CPUC issued a PD that would authorize recovery of approximately $1.8 billion of the $2.3 billion of Track 1 costs requested by the Utility, consisting primarily of Wildfire Mitigation Plan Memorandum Account and Fire Risk Mitigation Memorandum Account balances. The PD does not address recovery of amounts recorded in the Gas Storage Balancing Account, In-Line Inspection Memorandum Account, and certain other memorandum and balancing accounts that are being considered separately in Track 2 of the proceeding. The PD would also disallow approximately $477 million of requested costs, including approximately $291 million of capital expenditures that would be permanently excluded from rate base. The PD remains subject to CPUC review and modification prior to a final decision. Cost recovery requested in this application is subject to the CPUC’s reasonableness review, which could result in some or all of the $516 million in interim rate relief being subject to refund.

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

Other Matters

PG&E Corporation and the Utility are subject to various claims and lawsuits that separately are not considered material.  Estimated liabilities for contingencies related to such matters totaled $49 million and $106 million as of September 30, 2026 and 2025, respectively. These amounts were included in Other current liabilities on the Condensed Consolidated Financial Statements. Included among these claims and lawsuits are the proofs of claim filed in the Chapter 11 Cases, except for proofs of claim discussed under “Wildfire-Related Securities Claims—Claims in the Bankruptcy Court Process” in Note 10 above. PG&E Corporation and the Utility have resolved a significant majority of the proofs of claim. PG&E Corporation and the Utility continue their review and analysis of certain remaining claims. PG&E Corporation and the Utility do not believe it is reasonably possible that the resolution of these matters will have a material impact on their financial condition, results of operations, or cash flows.

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

	Balance at
(in millions)	September 30, 2026	December 31, 2025
Topock natural gas compressor station	$283	$315
Hinkley natural gas compressor station	99	99
Former MGP sites owned by the Utility or third parties (1)	785	715
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (2)	56	71
Fossil fuel-fired generation facilities and sites (3)	16	17
Total environmental remediation liability	$1,239	$1,217

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

The Utility’s environmental remediation liability as of September 30, 2026, reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations, but the Utility’s actual costs could materially exceed its estimates. Future costs will depend on many factors, including the extent of work necessary to implement final remediation plans, the Utility’s time frame for remediation, and unanticipated claims filed against the Utility.  As of September 30, 2026, the Utility expected to recover $1.0 billion of its environmental remediation liability for certain sites through various ratemaking mechanisms authorized by the CPUC.

The table below presents the high end of the range for the Utility's potential losses and whether HSMA recovery is available.

	Balance at September 30, 2026
(in millions)	Low end of the range	High end of the range	HSMA Recovery (1)
Topock natural gas compressor station (2)	$283	$476	Available
Hinkley natural gas compressor station (2)	99	221	Unavailable
Former MGP sites owned by the Utility or third parties (3)	785	1,338	Available
Utility-owned generation facilities (other than fossil fuel-fired), other facilities, and third-party disposal sites (4)	56	126	Available
Fossil fuel-fired generation facilities and sites (5)	16	31	Unavailable

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

There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, PG&E Corporation’s or the Utility’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Certain officers have made elections to participate in, and are participating in, the PG&E Corporation Retirement Savings Plan, which includes a PG&E Corporation Common Stock Fund investment option, and non-qualified deferred compensation plans, which may have a similar option and are described in PG&E Corporation’s and the Utility’s joint proxy statement. Also, certain officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes upon the vesting of restricted stock units or performance share units, or to pay the exercise price and withholding taxes for stock options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2026, no director or officer of PG&E Corporation or the Utility adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1
Conformed Version of Amended and Restated Articles of Incorporation of PG&E Corporation, filed June 22, 2020, as amended by the Certificate of Amendment of Articles of Incorporation of PG&E Corporation, filed May 24, 2022 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-12609), Exhibit 3.1)

3.2
Certificate of Determination of 6.000% Series A Mandatory Convertible Preferred Stock of PG&E Corporation, filed with the Secretary of State of the State of California and effective as of December 5, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated December 2, 2024 (File No. 1‑12609), Exhibit 3.1)

3.3		Bylaws of PG&E Corporation, Amended and Restated as of December 12, 2024 (incorporated by reference to PG&E Corporation’s Form 8-K dated December 12, 2024 (File No. 1-12609), Exhibit 3.1)

3.4
Amended and Restated Articles of Incorporation of Pacific Gas and Electric Company, effective as of June 22, 2020 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated June 20, 2020 (File No. 1-2348), Exhibit 3.2)

3.5
Bylaws of Pacific Gas and Electric Company, Amended and Restated as of December 11, 2025 (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated December 11, 2025 (File No. 1-2348), Exhibit 3.1)

4.1
Thirty-Fifth Supplemental Indenture, dated as of August 4, 2026, between Pacific Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Pacific Gas and Electric Company’s Form 8-K dated July 27, 2026 (File No. 1-2348), Exhibit 4.1)

10.1		Amendment No. 1 to Credit Agreement, dated as of September 23, 2026, between Pacific Gas and Electric Company and Wells Fargo Bank, National Association, as administrative agent

10.2	*	PG&E Corporation 2010 Executive Stock Ownership Guidelines, as amended effective as of September 16, 2026

10.3	*
First Amendment to Loan Guarantee Agreement, dated as of October 16, 2026, between Pacific Gas and Electric Company and the U.S. Department of Energy, acting by and through the Secretary of Energy (redacted)

10.4	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Restricted Stock Unit Award Agreement with Retirement Full Vesting, effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.4)

10.5	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Performance Share Unit Award Agreement with Retirement Full Vesting, effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.5)

10.6	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Restricted Stock Unit Award Agreement with Retirement Partial Vesting, as amended effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.6)

10.7	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Performance Share Unit Award Agreement with Retirement Partial Vesting, as amended effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.7)

10.8	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Annual Restricted Stock Unit Award Agreement without Retirement Vesting, effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.8)

10.9	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award Agreement with Retirement Partial Vesting, as amended effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.9)

10.10	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Restricted Stock Unit Award Agreement without Retirement Vesting, effective as of July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.10)

10.11	*
Form of PG&E Corporation 2021 Long-Term Incentive Plan Non-Annual Program-Specific Retention Restricted Stock Unit Award, as amended effective July 17, 2026 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2026 (File No. 1-12609), Exhibit 10.11)

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

Dated: October 21, 2026